Form 10-Q
period 1993-12-31
MCDERMOTT INTERNATIONAL INC
filed 1994-02-01
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                               FORM 10-Q




/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE  ACT OF 1934

                    For the period ended December 31, 1993

                                      OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE  ACT 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                      McDERMOTT INTERNATIONAL, INC.
_____________________________________________________________________________
       (Exact name of registrant as specified in its charter)


        REPUBLIC OF PANAMA                          72-0593134
_____________________________________________________________________________
     (State of Incorporation)            (I.R.S. Employer Identification No.)


  1450 Poydras Street, New Orleans, Louisiana                   70112-6050
  Post Office Box 61961, New Orleans, Louisiana                 70161-1961
_____________________________________________________________________________
     (Address of Principal Executive Office)                    (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-5400
                                                   ______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.




           Yes /X/    No





The number of shares of Common Stock, par value $1 per share, outstanding as of January 20, 1994 was 53,311,335.

PAGE 2

          M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

                      I N D E X  -  F O R M   1 0 - Q
                      _______________________________
                                                                       PAGE
                                                                       ____
PART I - FINANCIAL INFORMATION
______________________________

 Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet - December 31, 1993
       and March 31, 1993                                                4

      Consolidated Statement of Income (Loss) and Retained
       Earnings (Deficit) - Three Months Ended and Nine Months
       Ended December 31, 1993 and December 31, 1992                     6

      Consolidated Statement of Cash Flows - Nine Months
       Ended December 31, 1993 and December 31, 1992                     8

      Notes to Consolidated Financial Statements                        10


 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 18


 Exhibit 11 - Calculation of Earnings (Loss) Per
              Common and Common  Equivalent Share                       28


PART II - OTHER INFORMATION
___________________________

   Item 6 - Exhibits and Reports on Form 8-K                            29



SIGNATURES                                                              30


PAGE 3


                                      PART I

                            McDERMOTT INTERNATIONAL,  INC.




                                FINANCIAL INFORMATION
                                _____________________





    Item 1.     Consolidated Financial Statements

PAGE 4

                          McDERMOTT INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 1993

                                      ASSETS
                                                    12/31/93      3/31/93
                                                   (Unaudited)
                                                      (In thousands)
Current Assets:
 Cash and cash equivalents                      $   135,863   $   139,522
 Short-term investments, at amortized
   cost, which approximates market                      839       179,444
 Accounts receivable - trade                        390,492       467,381
 Accounts receivable - other                        129,223       141,182
 Contracts in progress                              258,955       250,569
 Inventories                                         71,639        65,376
 Deferred income taxes                               87,874       101,969
 Other current assets                                15,724        10,545
_________________________________________________________________________

     Total Current Assets                         1,090,609     1,355,988
_________________________________________________________________________

Property, Plant and Equipment, at Cost:           2,085,392     2,057,146
  Less accumulated depreciation                   1,373,361     1,334,853
_________________________________________________________________________

     Net Property, Plant and Equipment              712,031       722,293
_________________________________________________________________________

Investments:
 Government obligations                             385,125       362,042
 Other investments                                  330,479       125,174
_________________________________________________________________________

     Total Investments                              715,604       487,216
_________________________________________________________________________

Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $82,476,000 at December 31, 1993
  and $77,828,000 at March 31, 1993                 144,954       132,236
_________________________________________________________________________

Prepaid Pension Costs                               238,563       231,778
_________________________________________________________________________

Other Assets                                        246,203       163,452
_________________________________________________________________________

  TOTAL                                          $3,147,964    $3,092,963
_________________________________________________________________________
_________________________________________________________________________

See accompanying notes to consolidated financial statements.

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   12/31/93      3/31/93
                                                  (Unaudited)
                                                       (In thousands)
Current Liabilities:
 Notes payable and current
    maturities of long-term debt                 $   73,854    $  210,188
 Accounts payable                                   189,125       264,552
 Accrued employee benefits                          106,431       109,994
 Accrued interest                                    51,027        55,471
 Accrued liabilities - other                        249,058       311,160
 Advance billings on contracts                      225,610       173,709
 U.S. and foreign income taxes                      107,000       114,850
_________________________________________________________________________

    Total Current Liabilities                     1,002,105     1,239,924
_________________________________________________________________________

Long-Term Debt                                      647,152       583,211
_________________________________________________________________________

Accumulated Postretirement Benefit Obligation       377,744       369,502
_________________________________________________________________________

Reserve for Environmental and Products Liabilities  139,822        11,867
_________________________________________________________________________

Other Liabilities                                   216,556       219,013
_________________________________________________________________________

Contingencies
_________________________________________________________________________
Minority Interest:
 Subsidiary's Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible,
   $1.00 par value; at redemption value              88,089        88,089
  Series B $2.60 cumulative, $1.00 par
   value; at redemption value                       112,807       116,393
 Other minority interest                             16,770         4,546
_________________________________________________________________________

    Total Minority Interest                         217,666       209,028
_________________________________________________________________________
Stockholders' Equity:
 Preferred stock, Series C, par value $1.00 per
 share, 2,875,000 shares authorized and outstanding
 at December 31, 1993 (liquidation preference
 $143,750,000)                                        2,875          -
 Common stock, par value $1.00 per share,
  authorized 150,000,000 shares; outstanding
  53,208,661 at December 31, 1993 and
  52,211,961 at March 31, 1993                       53,209        52,212
 Capital in excess of par value                     728,837       568,329
 Deficit                                           (192,580)     (126,264)
 Minimum pension liability                              (74)          (74)
 Cumulative foreign exchange
  translation adjustments                           (45,348)      (33,785)
_________________________________________________________________________

    Total Stockholders' Equity                      546,919       460,418
_________________________________________________________________________

    TOTAL                                      $  3,147,964   $ 3,092,963
_________________________________________________________________________
_________________________________________________________________________

                          McDERMOTT INTERNATIONAL, INC.
   CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                                DECEMBER 31, 1993

                                     THREE                      NINE
                                  MONTHS ENDED              MONTHS ENDED
                              12/31/93    12/31/92      12/31/93    12/31/92
                                                (Unaudited)
                                               (In thousands)
Revenues                    $  798,886  $  848,720   $ 2,279,763  $ 2,409,893
________________________________________________________________________________
Costs and Expenses:
 Cost of Operations            697,226     719,502     1,966,780    2,094,121
 Depreciation and amortization  20,230      36,510        76,860       93,996
 Selling, general and
   administrative expenses      63,058      60,325       190,142      179,426
________________________________________________________________________________
                               780,514     816,337     2,233,782    2,367,543

                                18,372      32,383        45,981       42,350
________________________________________________________________________________
Equity in Income of Investees   14,845      24,801       108,210       81,626
________________________________________________________________________________
Operating Income                33,217      57,184       154,191      123,976
________________________________________________________________________________
Other Income (Expense):
 Interest income                 9,995      10,746        29,073       30,468
 Interest expense              (16,803)    (24,084)      (53,493)     (68,596)
 Minority interest              (4,956)     (5,709)      (13,381)     (12,523)
 Other-net                       1,118      (5,131)       (1,797)     (11,087)
________________________________________________________________________________
                               (10,646)    (24,178)      (39,598)     (61,738)
________________________________________________________________________________
Income before Provision for Income
 Taxes, Extraordinary Item and
 Cumulative Effect of Accounting
 Changes                        22,571      33,006       114,593       62,238

Provision for Income Taxes       7,194      13,580        36,419       21,519
________________________________________________________________________________
Income before Extraordinary Item
 and Cumulative Effect
 of Accounting Changes          15,377      19,426        78,174       40,719

Extraordinary Item                -           (610)          -           (610)

Cumulative Effect of Accounting
 Changes                          -            -        (100,750)    (245,624)
____________________________________________________________________________________
Net Income (Loss)               15,377      18,816       (22,576)    (205,515)
____________________________________________________________________________________
Retained Earnings (Deficit) - Beginning
 of Period                    (192,595)   (135,888)     (126,264)     114,204
Deduct Cash Dividends:
 Common stock                   13,295      12,940        39,722       38,701
 Preferred stock, Series C       2,067         -           4,018         -
____________________________________________________________________________________

Deficit - End of Period     $ (192,580) $ (130,012)  $  (192,580) $  (130,012)
____________________________________________________________________________________
____________________________________________________________________________________

                                                               CONTINUED



                                     THREE                   NINE
                                  MONTHS ENDED           MONTHS ENDED
                             12/31/93   12/31/92    12/31/93      12/31/92
PRIMARY AND FULLY DILUTED:
                                           (Unaudited)
Earnings (Loss) Per Common and Common
 Equivalent Share:

  Income before Extraordinary
   Item and Cumulative Effect
   of Accounting Changes    $   0.25    $    0.37    $    1.39    $   0.79
  Extraordinary item             -          (0.01)          -        (0.01)
  Accounting changes             -             -         (1.89)      (4.74)
__________________________________________________________________________________
  Net income (loss)         $   0.25    $    0.36    $   (0.50)   $  (3.96)
__________________________________________________________________________________
__________________________________________________________________________________

Weighted Average Number
     of Shares            53,566,764   52,015,884   53,454,702  51,852,198

Cash Dividends Per
     Common Share           $   0.25      $  0.25    $    0.75    $   0.75
- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                              McDERMOTT INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      DECEMBER 31, 1993

                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                     NINE MONTHS ENDED
                                                  12/31/93      12/31/92
                                                      (Unaudited)
                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                       $   (22,576)  $  (205,515)
________________________________________________________________________

Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                     76,860        93,996
  Equity in  income of investees,
    less dividends                                 (44,834)      (63,687)
  Gain on sale and disposal of assets               (3,549)       (5,311)
  Cumulative effect of accounting changes          100,750       245,624
  Extraordinary item                                  -              610
  Provision for (Benefit from) deferred taxes      (27,931)        9,677
  Other                                              5,471         7,185
  Changes in assets and liabilities, net of
      effects from acquisition:
    Accounts receivable                            109,025        83,770
    Accounts payable                               (75,661)      (27,546)
    Inventories                                     (3,405)       12,349
    Net contracts in progress and advance
      billings                                      58,198        86,592
    Income taxes                                    31,523       (51,243)
    Accrued interest                                (4,393)      (60,576)
    Accrued liabilities                            (75,756)       (9,334)
    Other, net                                     (23,674)       25,249
________________________________________________________________________

NET CASH PROVIDED BY OPERATING ACTIVITIES          100,048       141,840
________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Delta Catalytic Corporation         (28,249)         -
Purchases of property, plant and equipment         (52,370)      (61,559)
Purchases of short-term investments, government
  obligations and other investments             (3,309,168)   (1,275,625)
Proceeds from sale and disposal of assets            6,553        19,775
Sales of short-term investments, government
  obligations and other investments              3,262,454     1,268,077
Other                                                 (643)          773
________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES             (121,423)      (48,559)
________________________________________________________________________

PAGE 9
                                                             CONTINUED


             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                      NINE MONTHS ENDED
                                                   12/31/93      12/31/92
                                                        (Unaudited)
                                                      (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                        $ (215,838)    $  (32,694)
Issuance of long-term debt                           92,475         75,000
Increase (decrease) in short-term borrowing          27,910        (10,556)
Issuance of common stock                             16,227          3,909
Issuance of preferred stock                         140,322           -
Dividends paid                                      (41,412)       (38,587)
Other                                                  (952)        (1,620)
__________________________________________________________________________

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  18,732         (4,548)
__________________________________________________________________________

EFFECTS OF EXCHANGE RATE CHANGES ON CASH             (1,016)        (8,490)
__________________________________________________________________________
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (3,659)        80,243
__________________________________________________________________________
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    139,522         71,585
__________________________________________________________________________
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 135,863      $ 151,828
__________________________________________________________________________
__________________________________________________________________________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)             $  57,886      $ 129,172
 Income taxes                                     $  13,660      $  57,659
__________________________________________________________________________
__________________________________________________________________________

See accompanying notes to consolidated financial statements.

                       McDERMOTT INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                   AND AT DECEMBER 31 AND MARCH 31, 1993


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of McDermott International, Inc. and all subsidiaries and controlled joint ventures. Investments in joint venture and other entities in which McDermott International, Inc. has a 20% to 50% interest are accounted for on the equity
method.   Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at December 31, 1993. Results for the three and nine months ended December 31, 1992 have been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106 (See Note 6).

Unless the context otherwise requires, hereinafter "International" will be used to mean McDermott International, Inc., a Panamanian corporation; the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and its consolidated subsidiaries (including Babcock & Wilcox Investment Company and its principal subsidiary, The Babcock & Wilcox Company); and "McDermott International" will be used to mean the consolidated enterprise.

In the opinion of management, all adjustments necessary for a fair statement of the results have been recorded. Such adjustments are of a normal, recurring nature except for a favorable warranty reserve adjustment ($6,710,000, net of tax of $4,290,000 or $0.13 per share), included in the nine months ended December 31, 1993; favorable worker's compensation cost adjustments ($8,582,000 and $10,539,000, net of tax of $3,419,000 and
$6,803,000, or $0.16 and $0.20 per share, respectively), in the three and nine months ended December 31, 1993 and 1992, respectively; the cumulative effect of the accounting changes included in the nine months ended December 31, 1993 and 1992 (See Notes 4 and 6); a foreign marine asset casualty gain ($6,782,000 or $0.13 per share), in the nine months ended December 31, 1992; and the accelerated depreciation and write-off of certain fabrication facilities and marine construction equipment ($8,076,000, net of tax of $3,632,000, or $0.16 per share), and the extraordinary item (See Note 7) included in the three and nine months ended December 31, 1992. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2 - INVENTORIES

Consolidated inventories at December 31, 1993 and March 31, 1993 are summarized below:


                                     December 31,          March 31,
                                        1993                1993
                                             (In thousands)

Raw Materials and Supplies           $  44,731            $  36,320
Work in Progress                        20,638               17,678
Finished Goods                           6,270               11,378
___________________________________________________________________
                                     $  71,639            $  65,376
___________________________________________________________________
___________________________________________________________________


NOTE 3 - SEGMENT REPORTING INFORMATION


                                          THREE                   NINE
                                       MONTHS ENDED           MONTHS ENDED
                                    12/31/93  12/31/92    12/31/93   12/31/92
                                                 (In thousands)
REVENUES:

Power Generation Systems
        and Equipment           $  423,081  $ 397,793  $1,159,359  $1,105,464
Marine Construction Services       378,548    450,980   1,125,056   1,304,721
Intersegment Transfer Eliminations  (2,743)       (53)     (4,652)       (292)
_____________________________________________________________________________________

 Total Revenues                 $  798,886  $ 848,720  $2,279,763  $2,409,893
_____________________________________________________________________________________
_____________________________________________________________________________________


NOTE 3 - SEGMENT REPORTING INFORMATION  (CONTINUED)

                                        THREE                   NINE
                                     MONTHS ENDED           MONTHS ENDED
                                12/31/93    12/31/92    12/31/93    12/31/92
                                              (In thousands)

OPERATING INCOME:

Segment Operating Income:
 Power Generation Systems
         and Equipment          $  9,715   $   8,866   $   28,850   $  21,145
 Marine Construction Services     20,881      36,411       57,823      59,125
_____________________________________________________________________________________

 Total Segment Operating Income   30,596      45,277       86,673      80,270
_____________________________________________________________________________________

Equity in Income of Investees:
 Power Generation Systems
         and Equipment             3,041       1,825       10,190       5,965
 Marine Construction Services     11,804      22,976       98,020      75,661
_____________________________________________________________________________________

 Total Equity in Income
         of Investees             14,845      24,801      108,210      81,626
_____________________________________________________________________________________

 General Corporate Expenses      (12,224)    (12,894)     (40,692)    (37,920)
_____________________________________________________________________________________

    Total Operating Income      $ 33,217   $  57,184   $  154,191   $ 123,976
_____________________________________________________________________________________
_____________________________________________________________________________________

NOTE 4 - CHANGE OF ACCOUNTING PRINCIPLE

As a result of the issuance of Emerging Issues Task Force ("EITF") Issue No. 93-5, a company is no longer permitted to offset, for recognition purposes, reasonably possible recoveries against probable losses which had been McDermott International's practice with respect to estimated future costs for non-employee products liability asbestos claims. During the third quarter of fiscal 1994, and effective April 1, 1993, McDermott International adopted this provision of EITF No. 93-5 as a change in accounting principle and provided for estimated future costs to the extent that recovery from its insurers is not determined to be probable. As previously reported, McDermott International has an agreement with a majority of its principal insurers concerning the method of allocation of these claims to the years of coverage, which operates to reduce McDermott International's liability for such claims. However, claims allocated to policy year 1979 are excluded from this agreement, and McDermott International's ability to recover these claims, and claims against certain insolvent insurers, is only reasonably possible, thus a provision for these estimated future costs has been recognized. McDermott International's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are settled. Accordingly, the ultimate loss may differ materially from the amount provided in consolidated financial statements.

The cumulative effect of the change on years prior to April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000), or $1.89 a share for the nine months ended December 31, 1993. Other than the cumulative effect of the accounting change, the adoption of this provision of EITF Issue No. 93-5 resulted in an increase in Income before Extraordinary Item and Cumulative Effect of Accounting Changes and a decrease in Net Loss of $3,047,000, or $0.06 a share, and $10,560,000, or $0.20 a share, for the three and nine months ended December 31, 1993, respectively, as costs that would have been recognized under McDermott International's prior practice are included in the cumulative effect
of the accounting change.   Pro forma amounts reflecting the effect of
retroactive application of the accounting change to prior periods are not presented because the amounts are not determinable.

The effect of the change on the first and second quarters of fiscal 1994 is as follows:

                                           THREE                 THREE
                                        MONTHS ENDED          MONTHS ENDED
                                          6/30/93                9/30/93

   Net income as previously reported     $   25,676            $   29,608
   Effect of change in method                  (467)                7,980
   _______________________________________________________________________
   Income before cumulative effect of
     a change in accounting principle        25,209                37,588

   Cumulative effect on prior years (to
     March 31, 1993) of changing method    (100,750)                 -
   _______________________________________________________________________

   Net income (loss) as restated         $  (75,541)           $   37,588
   _______________________________________________________________________
   _______________________________________________________________________

   PRIMARY AND FULLY DILUTED:

   Earnings (Loss) Per Common and Common
     Equivalent Share as Restated:
     Income before cumulative effect of
      a change in accounting principle   $     0.47            $     0.66

     Net income (loss)                   $    (1.42)           $     0.66


NOTE 5 - INCOME TAXES

In the second quarter of fiscal 1994, McDermott International revised its estimated annual effective tax rate to reflect a change in the U. S. federal statutory rate from 34% to 35% and applied the newly enacted tax rate to deferred tax balances as of April 1, 1993. This change had no material effect on the results for the three and nine months ended December 31, 1993.

Effective April 1, 1992, McDermott International adopted SFAS No. 109,
"Accounting for Income Taxes".    The cumulative effect of the accounting
change on prior years at April 1, 1992 of $3,727,000, (or $0.07 a share) is included in the accompanying consolidated Statement of Income (Loss) and Retained Earnings (Deficit) for the nine months ended December 31, 1992.
Other than the cumulative effect, the accounting change had no material effect on the results for the three and nine months ended December 31, 1992.

NOTE 6 - POSTRETIREMENT HEALTH CARE BENEFITS

During the fourth quarter of fiscal 1993, and effective April 1, 1992, McDermott International adopted SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions".    In accordance with the
Statement, McDermott International elected immediate recognition of its transition obligation and recorded $249,351,000 (net of income tax benefit of $136,228,000), or $4.81 per share for the nine months ended December 31, 1992,
as the cumulative effect of an accounting change.   In the three and nine
months ended December 31, 1992, other than the cumulative effect of the accounting change, the adoption of SFAS No. 106 resulted in a decrease in Income before Extraordinary Item and Cumulative Effect of Accounting Changes and an increase in Net Loss of $1,350,000, or $0.03 per share, and $2,804,000, or $0.05 per share, respectively.

NOTE 7 - EXTRAORDINARY ITEM

During the three months ended December 31, 1992, the Delaware Company purchased $10,600,000 par value of its 12.25% Senior Subordinated Notes due June 1, 1998 for $11,366,000 in cash. This transaction resulted in an extraordinary loss of $610,000 (net of income tax benefit of $314,000), or $0.01 per share.

NOTE 8 - ACQUISITION OF DELTA CATALYTIC CORPORATION

During June 1993, the Delaware Company acquired a controlling interest in Delta Catalytic Corporation ("DCC") of Calgary, Alberta, Canada for $28,249,000. This was the first step in a two-step transaction which will be completed during fiscal 1997, when the Delaware Company intends to acquire the balance of DCC. The purchase price for the second step in fiscal 1997 will be determined by DCC's future earnings. DCC provides engineering, procurement, construction, industrial maintenance, tool rental and specialty services to industries worldwide, including oil and gas; power generation; industrial, civil and marine construction; petrochemical; and pulp and paper. The purchase has been reflected in the consolidated balance sheet of McDermott International. Results of DCC's operations from the date of acquisition to November 30, 1993 have been included in McDermott International's consolidated results and are included in the Marine Construction Services' segment. Revenues, segment operating income and net loss were $78,455,000, $3,346,000 and $696,000, respectively, for the three months ended December 31, 1993, and $152,468,000, $5,743,000 and $899,000, respectively, for the nine months ended December 31, 1993. The following pro forma income statement information for McDermott International is presented as though the purchase of DCC had occurred on April 1, 1992:

                                                          NINE
                                                       MONTHS ENDED
                                                 12/31/93      12/31/92
                                                      (Unaudited)
                                                        (In thousands)
Revenues                                      $ 2,383,254    $ 2,822,955
Income before Extraordinary Item and
 Cumulative Effect of Accounting Changes      $    78,649    $    42,038

Net Loss                                      $   (22,101)   $  (204,196)

Earnings (Loss) Per Common and Common
 Equivalent Share:
   Income before extraordinary item and
     cumulative effect of accounting changes  $      1.40    $      0.81

   Net Loss                                   $     (0.49)   $     (3.94)

The acquisition was accounted for under the purchase method and goodwill is
being amortized over a period of 10 years.   The purchase price has been
allocated to the underlying assets and liabilities based on estimated fair values, which approximate book value, at the date of acquisition. Such estimates may be revised at a later date. A summary of the purchase price allocation is as follows:


                                                         (Unaudited)
                                                        (In thousands)
Net Working Capital                                      $    10,139
Excess of Cost Over Fair Value of Net Assets
 of Purchased Business                                        17,366
Net Property, Plant and Equipment                             14,870
Other Non-Current Liabilities, Net                           (14,126)
____________________________________________________________________

 Total                                                   $    28,249
____________________________________________________________________
____________________________________________________________________


NOTE 9 - SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The combined financial results of McDermott International's equity investments in two Marine Construction Services' segment joint ventures are summarized below. Each of these ventures is significant as defined by applicable SEC regulations. The following summarizes the combined income statements:

                                      THREE                    NINE
                                   MONTHS ENDED            MONTHS ENDED
                               12/31/93   12/31/92     12/31/93   12/31/92
                                              (In thousands)
Revenues                      $ 130,026  $ 240,041    $ 713,668  $ 873,431
__________________________________________________________________________

Operating Income              $  22,946  $  31,593    $ 186,797  $ 133,467
__________________________________________________________________________

Income before Income Taxes    $  25,264  $  46,085    $ 197,915  $ 151,768
Provision for Income Taxes        1,324        595        4,118      1,470
__________________________________________________________________________
Net Income                    $  23,940  $  45,490    $ 193,797  $ 150,298
__________________________________________________________________________
__________________________________________________________________________
Equity in Net Income          $  11,925  $  22,622    $  96,833  $  74,984
__________________________________________________________________________
__________________________________________________________________________

NOTE 10 - PREFERRED STOCK ISSUANCE


In July 1993, International issued 2,875,000 shares of Series C Cumulative Convertible Preferred Stock. Net cash proceeds to International were $140,322,000. The Series C shares have a par value of $1.00 per share, and a liquidation preference of $50.00 per share, plus an amount equal to accrued and unpaid dividends. Dividends on Series C shares are cumulative at the annual rate of 5.75% per share on the liquidation preference, equal to $2.875 per annum. International may not redeem Series C shares prior to July 1, 1997. On or after July 1, 1997, the Series C shares are redeemable, in whole or in part, at the option of International, either in cash, shares of International common stock, or a combination thereof. Holders of Series C shares may convert them, in whole or in part, at any time, into International common stock shares at a conversion price of $35.25 per share of common stock (equivalent to a conversion rate of 1.4184 shares of common stock for each share of Series C Preferred Stock), subject to certain adjustments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1993 VS. THREE MONTHS ENDED DECEMBER 31, 1992

Power Generation Systems and Equipment's revenues increased $25,288,000 to $423,081,000. This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, nuclear fuel assemblies and reactor components for the U. S. Government, and the repair and alteration of existing fossil fuel steam systems. These increases were partially offset by lower revenues from extended scope of supply and fabrication of industrial boilers as well as defense and space-related products other than nuclear fuel assemblies and reactor components.

Power Generation Systems and Equipment's segment operating income increased $849,000 to $9,715,000. The increase was primarily due to higher volume and margins on fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, nuclear fuel assemblies and reactor components for the U. S. Government, and a favorable workers' compensation cost adjustment. These increases were partially offset by lower volume and margins from extended scope of supply and fabrication of industrial boilers as well as defense and space-related products other than nuclear fuel assemblies and reactor components. There were also lower margins on repair and alterations of existing fossil fuel steam systems, and higher royalty income recorded in the prior year.

Power Generation Systems and Equipment's equity in income of investees increased $1,216,000 to $3,041,000 primarily due to improved results in a foreign joint venture.

Backlog for this segment at December 31, 1993 was $2,547,666,000 compared to $2,792,110,000 at December 31, 1992. At December 31, 1993, this segment's backlog with the U.S. Government was $850,600,000 (of which $27,723,000 had not been funded). These amounts reflect McDermott International's estimate of the impact of Congressional budget reductions on the Advanced Solid Rocket Motor and Super Conducting Super Collider projects. Demand for supply of new base load electric power plants is not expected to increase before the mid-1990's in the U.S. The current economic environment and uncertainties created by passage of the Clean Air Act have caused utilities to defer repair and refurbishments on existing plants. However, the Clean Air Act has created significant demand for pollution control equipment and related plant enhancements. In order to comply with Phase I of the Clean Air Act, many utilities are purchasing wet scrubbers to reduce emissions of sulphur oxides
and replacement burners to reduce emissions of nitrous oxides.   Conversely,
the current economic environment has negatively affected demand for other industrial related product lines and these markets are expected to remain very
competitive.   Also, additional U. S. Government budget reductions have
negatively affected this segment's other government operations.

Marine Construction Services' revenues decreased $72,432,000 to $378,548,000 primarily due to lower volume in worldwide fabrication operations, foreign marine operations, and procured materials. These were partially offset by the acquisition of Delta Catalytic Corporation ("DCC"), (See Note 8 to the consolidated financial statements).

Marine Construction Services' segment operating income decreased $15,530,000 to $20,881,000 primarily due to lower volume in worldwide fabrication operations, foreign marine operations, and procured materials, as well as lower margins in domestic marine operations and a foreign fabrication operation. These were partially offset by improved margins on other foreign fabrication and marine operations, the accelerated depreciation and write-off of certain fabrication facilities and marine construction equipment in the prior year, reduced operating costs, and the acquisition of DCC.

Marine Construction Services' equity in income of investees decreased $11,172,000 to $11,804,000, due to lower operating results in the segment's foreign joint ventures this year and foreign currency transaction gains in the prior year.

Backlog for this segment at December 31, 1993 was $1,375,245,000 (including $156,725,000 from DCC). Excluding DCC, this amount has increased from the level of backlog at December 31, 1992, which was $985,270,000. Not included in backlog at December 31, 1993 and 1992 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $800,000,000 and
$1,000,000,000, respectively.   This segment's markets in the Gulf of Mexico
and North Sea are expected to remain weak during the remainder of fiscal 1994. If oil prices remain under pressure for the next six to twelve months, this could have a further negative effect on this segment's fiscal 1995 operating income and equity in income of investees. In all areas, the overcapacity of marine equipment will continue to result in a competitive environment.

Interest income decreased $751,000 to $9,995,000 primarily due to lower interest rates on, and, investments in, government obligations, partially offset by higher investments in, and rates on, other investments, including corporate bonds.

Interest expense decreased $7,281,000 to $16,803,000 primarily due to changes in debt obligations and interest rates prevailing thereon. The decrease reflects the redemption of high coupon debt during April and June 1993.

Other-net income increased $6,249,000 from expense of $5,131,000 to income of
$1,118,000.   This increase was primarily due to a loss on the sale of an office building in the prior period.

Minority interest expense decreased $753,000 to $4,956,000 primarily due to minority shareholder participation in higher operating results of the McDermott-ETPM East joint venture last year, partially offset by participation in the results of DCC since its acquisition in June 1993.

The provision for income taxes decreased $6,386,000 to $7,194,000, while income from operations before provision for income taxes decreased $10,435,000 to $22,571,000. The decrease in the provision for income taxes is due primarily to a decrease in income from operations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1993 VS. NINE MONTHS ENDED DECEMBER 31, 1992


Power Generation Systems and Equipment's revenues increased $53,895,000 to
$1,159,359,000.   This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, nuclear fuel assemblies and reactor components for the U. S. Government, and repair and alteration of existing fossil fuel steam systems. These increases were partially offset by lower revenues from extended scope of supply and fabrication of industrial boilers, defense and space-related products other than nuclear fuel assemblies and reactor components, and air cooled heat exchangers.

Power Generation Systems and Equipment's segment operating income increased $7,705,000 to $28,850,000. The increase was primarily due to higher volume and margins on fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, and higher volume on nuclear fuel assemblies and reactor components for the U.S. Government. There were also favorable warranty reserve and workers' compensation cost adjustments. These increases were partially offset by lower volume and margins on extended scope of supply and fabrication of industrial boilers as well as defense and space-related products other than nuclear fuel assemblies and reactor components. There were also lower margins on plant enhancements and repair and alteration of existing fossil fuel steam systems, as well as higher royalty income recorded in the prior year.

Power Generation Systems and Equipment's equity in income of investees increased $4,225,000 to $10,190,000 primarily due to improved results in a foreign joint venture and in three domestic joint ventures which own and operate a cogeneration plant and two small power plants.

Marine Construction Services' revenues decreased $179,665,000 to
$1,125,056,000 primarily due to lower volume in foreign fabrication operations, procured materials, and worldwide engineering operations. These were partially offset by the acquisition of DCC and improved price levels in worldwide fabrication operations.

Marine Construction Services' segment operating income decreased $1,302,000 to $57,823,000 primarily due to lower volume in foreign fabrication operations, procured materials and worldwide engineering operations. This was partially offset by the acquisition of DCC, improved price levels in worldwide fabrication operations, the accelerated depreciation and write-off of certain fabrication facilities and marine construction equipment in the prior year, and reduced operating costs.

Marine Construction Services' equity in income of investees increased $22,359,000 to $98,020,000 primarily due to higher activity and margins in one of the segment's foreign joint ventures.

General corporate expenses increased $2,772,000 to $40,692,000 primarily due to non-recurring charges related to certain cost reduction initiatives.

Interest income decreased $1,395,000 to $29,073,000 primarily due to lower interest rates on, and, investments in, government obligations, partially offset by higher investments in, and rates on, other investments, including corporate bonds.

Interest expense decreased $15,103,000 to $53,493,000 primarily due to changes in debt obligations and interest rates prevailing thereon. The decrease reflects the redemption of high coupon debt during April and June 1993.

Minority interest expense increased $858,000 to $13,381,000 primarily due to minority shareholder participation in the results of DCC since its acquisition in June 1993, which was partially offset by participation in lower operating results of the McDermott-ETPM East joint venture this year.

Other-net expense decreased $9,290,000 to $1,797,000.   This was primarily due
to provisions for an uncollectible non-trade receivable and a settlement of a
lawsuit, and a loss on the sale of a building, all in the prior period.   The
decrease was offset partially by a foreign marine asset casualty gain in the prior period.

The provision for income taxes increased $14,900,000 to $36,419,000, while income from operations before provision for income taxes increased $52,355,000 to $114,593,000. The increase in the provision for income taxes is due primarily to an increase in income from operations.

Net loss decreased $182,939,000 to $22,576,000 reflecting the cumulative effect of the change in accounting for non-employee products liability asbestos claims of $100,750,000 in the current period and the cumulative effect of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," of $249,351,000 in the prior period, in addition to the other items described above.

Liquidity and Capital Resources

During the nine months ended December 31, 1993, McDermott International's cash and cash equivalents decreased $3,659,000 to $135,863,000 and total debt decreased $72,393,000 to $721,006,000. During this period, McDermott International provided cash of $100,048,000 from operating activities; $92,475,000 from the issuance of long-term debt; $16,227,000 from the issuance of common stock (primarily from the exercise of employee stock options); and $140,322,000 from the issuance of Series C convertible preferred stock; and used cash of $39,461,000 for dividends on International's common stock; $1,951,000 for dividends on International's preferred stock; $28,249,000 for the acquisition of DCC (See Note 8 to the consolidated financial statements);
and $215,838,000 for repayment of long-term debt.   Lower accounts receivable
are primarily due to lower Marine Construction Services' fabrication activities, the timing of foreign offshore contract billings and collections, and the acceleration of collections of retainage billings on the Naval Reactors program, partially offset by collection delays on a certain foreign Power Generation Systems and Equipment segment contract and an outstanding billing relating to termination of the Advance Solid Rocket Motor contract (both billings are also reflected in lower net contracts in progress and advance billings). The decrease in accounts payable is primarily due to lower volume in the Marine Construction Services' segment while lower accrued liabilities are primarily due to settlement of subcontract costs on a certain foreign offshore contract.

Pursuant to an agreement with the majority of its principal insurers, McDermott International negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. McDermott International has outstanding receivables of $32,276,000 at December 31, 1993 from its insurers for reimbursement of these claims. As a result of collection delays inherent in the process, reimbursement is usually delayed for three months or more. The number of claims, which management believes peaked in fiscal year 1990, has declined moderately. However, the average amount of these claims has continued to rise. Claims paid in the nine months ended December 31, 1993 were $85,475,000, including $5,970,000 applicable to insolvent insurers and $2,533,000 relating to the policy year 1979 (see Note 4 to consolidated financial statements). Settlement of the estimated liability of $138,378,000 at December 31, 1993 for future costs relating to insolvent insurers and policy year 1979 is expected to occur over the next 30 years. McDermott International's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are settled. Accordingly, the amounts ultimately paid may differ materially from the amount provided in consolidated financial statements. The collection delays, the amount of claims paid that are related to insolvent insurance carriers and the policy year 1979 have not had a material adverse effect on McDermott International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott International's expenditures for property, plant and equipment were $52,370,000 for the nine months ended December 31, 1993 compared with $61,559,000 for the prior year and were incurred principally to maintain existing facilities.

During April and May 1993, the Delaware Company issued $87,000,000 of Series B Medium Term Notes at maturities and interest rates ranging from five to thirty years, and 6.50% to 8.75%, respectively. These notes have an average maturity of approximately twenty years and an average interest rate of approximately 7.95%.

Pursuant to its right of redemption, the Delaware Company redeemed its 9.625% Sinking Fund Debentures, 10% Subordinated Debentures, and 10.20% Sinking Fund Debentures on April 19, 1993. Additionally, on June 1, 1993 and pursuant to its redemption option, the Delaware Company redeemed its 12.25% Senior Subordinated Notes due in 1998. The total redemption price including accrued interest and redemption premium was $209,694,000.

At December 31, and March 31, 1993, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $170,000,000, under the terms of its
agreement with a certain U.S. bank.   The maximum sales limit available under
the agreement, which expires on December 31, 1995, is $225,000,000.

At December 31, and March 31, 1993, International and the Delaware Company have available to them jointly various unsecured and uncommitted short-term lines of credit totaling $125,000,000 and $64,000,000, respectively. In addition, the Delaware Company had available to it an unsecured and uncommitted short-term line of credit of $10,000,000. The Babcock & Wilcox Company also had available to it an unsecured and committed revolving line of credit facility which is restricted when The Babcock & Wilcox Company's net
tangible assets do not reach a certain level.   There were no borrowings
outstanding against these facilities at December 31, 1993 and March 31, 1993. A Canadian subsidiary of The Babcock & Wilcox Company had available to it unsecured and uncommitted lines of credit totaling approximately $43,000,000, of which $26,015,000 was outstanding at December 31, 1993. These facilities are used to meet temporary working capital needs. Additionally, DCC had available to it from a certain Canadian bank a short-term line of credit of approximately $23,000,000, of which $18,559,000 was outstanding. DCC also had available from the same bank a revolving credit facility of approximately $15,000,000 which expires on May 31, 1997. No borrowings were outstanding against this facility at December 31, 1993.

McDermott International maintains an investment portfolio of government obligations and other investments which is held for long-term investment purposes. The amortized cost of the long-term portfolio at December 31, 1993 was $715,604,000 (market value $717,849,000). At December 31, 1993, approximately $168,735,000 amortized cost (market value of $169,197,000) of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 1993, substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on International's liquidity.

During July 1993, International issued 2,875,000 shares of Series C Cumulative Convertible Preferred Stock, par value $1.00 per share, and a liquidation preference of $50.00 per share, plus an amount equal to accrued and unpaid
dividends.    Net proceeds received were $140,322,000, and were invested in the long-term portfolio. (See Note 10 to consolidated financial statements).

Working capital decreased by $27,560,000 to $88,504,000 at December 31, 1993
from March 31, 1993.   During the remainder of fiscal 1994, McDermott
International expects to obtain funds to meet capital expenditure and working capital requirements from operating activities and borrowings from short-term lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott International's liquidity nor capital resources.

McDermott International has provided a valuation allowance ($35,724,000 at December 31, 1993) for deferred tax assets related primarily to net operating loss carryforwards which can not be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($337,595,000 at December 31, 1993) in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income arising primarily as the result of improved pre-tax earnings and, if necessary, the implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. Major uncertainties that affect the ultimate realization of deferred tax assets include the risks of incurring operating losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

McDermott International adopted SFAS No. 106 effective April 1, 1992 for all domestic plans. McDermott International plans to adopt SFAS No. 106 for foreign plans during 1996, and the adoption is not expected to have a material effect on the consolidated financial statements of McDermott International. The new standard does not have any impact on the cash requirements of any domestic or foreign postretirement health and welfare plan.

In November 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective for fiscal years beginning after December 15, 1993. SFAS No. 112 requires accrual accounting, under certain conditions, for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. McDermott International has not yet finalized its review of the impact of this statement, but the new standard will have no impact on the cash requirements of any postemployment benefits, and is not expected to have a material effect on the consolidated financial statements of McDermott International.

In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. McDermott International has not finalized its review of the new standard, but, based on its current portfolio management practices, would report its investments at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The new standard is not expected to have a material effect on the consolidated financial statements of McDermott International.

                                                                EXHIBIT 11
                     MCDERMOTT INTERNATIONAL, INC.
                     CALCULATION OF EARNINGS (LOSS)
                 PER COMMON AND COMMON EQUIVALENT SHARE

           (In thousands, except shares and per share amounts)

                       PRIMARY AND FULLY DILUTED

                                         THREE                   NINE
                                      MONTHS ENDED           MONTHS ENDED
                                  12/31/93   12/31/92    12/31/93    12/31/92

Income before Extraordinary Item and
 Cumulative Effect  of Accounting
 Changes                          $ 15,377   $ 19,426   $ 78,174   $   40,719

Less Dividend Requirements of
 Preferred Stock Series C            2,067       -         4,018         -
____________________________________________________________________________________

Income before Extraordinary Item
 and Cumulative Effect of
 Accounting Changes Applicable
 to Common Stock                    13,310     19,426     74,156       40,719

Extraordinary Item                     -         (610)      -            (610)

Cumulative Effect of Accounting
 Changes                               -          -     (100,750)    (245,624)
____________________________________________________________________________________

Net Income (Loss)                 $ 13,310   $ 18,816   $(26,594)  $ (205,515)
_______________________________________________________________________________________
_______________________________________________________________________________________

Weighted average number of
common shares outstanding
during the period               53,152,008  51,703,189  52,818,796  51,562,227

Common stock equivalents of stock
 appreciation rights based on
 "treasury stock" method           414,756    312,695      635,906    289,971
_______________________________________________________________________________________
Weighted average number of
 common shares outstanding
 during the period              53,566,764  52,015,884  53,454,702  51,852,198
_______________________________________________________________________________________
_______________________________________________________________________________________

Earnings (Loss) per common and
 common equivalent share: (1)

Income before Extraordinary Item
 and Cumulative Effect of
 Accounting Changes               $   0.25   $   0.37   $     1.39    $  0.79
Extraordinary Items                    -        (0.01)         -        (0.01)
Accounting Changes                     -           -         (1.89)     (4.74)
______________________________________________________________________________________
Net Income (Loss)                 $   0.25   $   0.36   $    (0.50)   $ (3.96)
______________________________________________________________________________________
______________________________________________________________________________________

(1) Earnings (Loss) per common and common equivalent share assuming full dilution are the same for the periods presented.

                                 PART II

                    MCDERMOTT INTERNATIONAL, INC.

                           OTHER INFORMATION
                           _________________



No information is applicable to Part II for the current quarter, except as noted below:


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibit 11 - Calculation of Earnings (Loss) Per Common and Common Equivalent Share - Page 28

        (b)  Reports on Form 8-K

             There were no current reports on Form 8-K filed during the three months ended December 31, 1993.


Signatures

PAGE 30
                                   SIGNATURES
                                   __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           McDERMOTT INTERNATIONAL, INC.
                                           _____________________________
                                                  (REGISTRANT)







   Date: 01/26/94                    By: s/ Brock A. Hattox
         ________                       ________________________________
                                                   (SIGNATURE)


                                        Brock A. Hattox
                                        Senior Vice President and
                                        Chief Financial Officer



PAGE 30
                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           McDERMOTT INTERNATIONAL, INC.
                                           _____________________________
                                                     (REGISTRANT)








Date:  01/26/94                      By: _________________________________
                                                  (SIGNATURE)

                                        Brock A. Hattox
                                        Senior Vice President and
                                        Chief Financial Officer