Form 10-K
period 1994-03-31
MCDERMOTT INTERNATIONAL INC
filed 1994-05-16
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended March 31, 1994
                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from _____________________ to ____________________

Commission File Number 1-8430
                         McDERMOTT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

         REPUBLIC OF PANAMA                                    72-0593134
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

         1450 POYDRAS STREET
        NEW ORLEANS, LOUISIANA                                 70112-6050
(Address of principal executive offices)                       (Zip Code)

      Registrant's Telephone Number, including area code (504) 587-5400

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of each Exchange
         Title of each class                               on which registered
    Common Stock, $1.00 par value                        New York Stock Exchange

   Rights to Purchase Common Stock                       New York Stock Exchange
(Currently Traded with Common Stock)

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES  X     NO
                                                    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                        ---

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,119,910,148 as of April 28, 1994.

The number of shares outstanding of the Company's Common Stock at April 28, 1994 was 53,544,467.

                     DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the 1994 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

                         McDERMOTT INTERNATIONAL, INC.

                               INDEX - FORM 10-K

                                    PART 1

                                                                         PAGE
Items 1. & 2.      BUSINESS AND PROPERTIES

         A.  General                                                       1

         B.  Power Generation Systems and Equipment

                 General                                                   3
                 Foreign Operations                                        4
                 Raw Materials                                             4
                 Customers and Competition                                 5
                 Backlog                                                   5
                 Factors Affecting Demand                                  6

         C.  Marine Construction Services

                 General                                                   7
                 Foreign Operations                                       10
                 Raw Materials                                            11
                 Customers and Competition                                11
                 Backlog                                                  11
                 Factors Affecting Demand                                 11

         D.  Patents and Licenses                                         12

         E.  Research and Development Activities                          12

         F.  Insurance                                                    12

         G.  Employees                                                    14

         H.  Environmental Regulations and Matters                        14

         I.  Divestitures and Discontinued Operations                     15

Item 3.  LEGAL PROCEEDINGS                                                17

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18





                                     - I -

                               INDEX - FORM 10-K

                                    PART II

                                                                         PAGE

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
             AND RELATED SECURITY HOLDER MATTERS                          19

Item 6.  SELECTED FINANCIAL DATA                                          20

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS

             Results of Operations
                 Fiscal Year 1994 vs  Fiscal Year 1993                    22
                 Fiscal Year 1993 vs  Fiscal Year 1992                    24
             Effects of Inflation and Changing Prices                     25
             Liquidity and Capital Resources                              26

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
             SUPPLEMENTARY DATA

             Company Report on Consolidated Financial Statements          30
             Report of Independent Auditors                               31
             Consolidated Balance Sheet - March 31, 1994 and 1993         32
             Consolidated Statement of Income (Loss) and Retained
                 Earnings (Deficit) for the Three Fiscal Years ended
                 March 31, 1994                                           34
             Consolidated Statement of Cash Flows for the Three
                 Fiscal Years ended March 31, 1994                        36
             Notes to Consolidated Financial Statements                   38

Item 9.  DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                     76


                                   PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           77

Item 11.     EXECUTIVE COMPENSATION                                       77

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                   77

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               77





                                    - II -

                               INDEX - FORM 10-K

                                    PART IV

                                                                         PAGE

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K

             Exhibit 11  -   Statement Re Computation of
                               Per Share Earnings (Loss)                  81

             Exhibit 22  -   Significant Subsidiaries of
                               the Registrant                             82

             Exhibit 24  -   Consent of Independent Auditors              83


Signatures of the Registrant                                              84

Signatures of Directors                                                   85





                                    - III -

                                    PART I




Items 1. and 2.      BUSINESS AND PROPERTIES


A.    GENERAL

McDermott International, Inc. ("International") was incorporated under the laws of the Republic of Panama in 1959. International is the parent company of the McDermott group of companies, which includes McDermott Incorporated. International's Common Stock and McDermott Incorporated's Series A $2.20 Cumulative Convertible Preferred Stock and Series B $2.60 Cumulative Preferred Stock are publicly traded.

Unless the context otherwise requires, hereinafter "International" will be used to mean McDermott International, Inc., a Panama corporation; the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and its consolidated subsidiaries; and "McDermott International" will be used to mean the consolidated enterprise.

McDermott International operates in two business segments:

o Power Generation Systems and Equipment, whose principal businesses are the supply of fossil-fuel and nuclear steam generating systems and equipment to the electric power generation industry, and nuclear reactor components to the U. S. Navy; and

o Marine Construction Services, which supplies worldwide services for the offshore oil, natural gas and hydrocarbon processing industries, and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of marine pipelines and offshore structures and subsea production systems for development drilling and production, and onshore construction and maintenance services.

The business of the Power Generation Systems and Equipment segment is conducted primarily through a subsidiary of McDermott Incorporated, Babcock & Wilcox Investment Company, the principal subsidiary of which is The Babcock & Wilcox Company. Unless the context otherwise requires, hereinafter "B&W" will be used to mean Babcock & Wilcox Investment Company and its consolidated subsidiaries, including The Babcock & Wilcox Company.

McDermott International has a continuing program of reviewing joint venture, acquisition and disposition opportunities.

The following tables show revenues and operating income from the continuing operations of McDermott International for the three fiscal years ended March 31, 1994. See Note 14 to the consolidated financial statements for additional information with respect to McDermott International's business segments and operations in different geographic areas.

                                    REVENUES
                             (Dollars in Millions)

                                                             FOR FISCAL YEARS ENDED MARCH 31,
                                               1994                        1993                        1992
                                       -----------------------    ----------------------      ---------------------
Power Generation Systems
   and Equipment (1)                   $    1,614.2        53%    $     1,523.5      48%      $   1,593.5       45%
Marine Construction Services (2)(3)         1,452.5        47%          1,649.7      52%          1,936.6       55%
Intersegment Transfer
   Eliminations                                (6.8)        -              (0.6)      -              (5.6)       -
- - -------------------------------------------------------------------------------------------------------------------
Total Revenues                         $    3,059.9       100%    $     3,172.6     100%      $   3,524.5      100%
===================================================================================================================


                               OPERATING INCOME
                             (Dollars in Millions)

                                                             FOR FISCAL YEARS ENDED MARCH 31,
                                               1994                        1993                        1992
                                       -----------------------    ----------------------      ---------------------
Segment Operating Income:
 Power Generation Systems
   and Equipment(1)                    $       49.9       53%     $        56.5      46%      $      109.8      66%
 Marine Construction Services(2)(3)            44.4       47%              67.6      54%              55.9      34%
- - -------------------------------------------------------------------------------------------------------------------
  Total Segment Operating Income               94.3      100%             124.1      100%            165.7     100%
- - -------------------------------------------------------------------------------------------------------------------
Equity in Income of Investees:
 Power Generation Systems
   and Equipment(1)                            12.1       10%               8.7       9%              13.9       -
 Marine Construction Services(2)              107.8       90%              85.4      91%              (6.6)      -
- - -------------------------------------------------------------------------------------------------------------------
  Total Equity in Income
   of Investees                               119.9      100%              94.1     100%               7.3       -
- - -------------------------------------------------------------------------------------------------------------------
  General Corporate Expenses                  (54.4)       -              (52.8)      -              (51.9)      -
- - -------------------------------------------------------------------------------------------------------------------
   Total Operating Income              $      159.8        -      $       165.4       -       $      121.1       -
===================================================================================================================

(1) See Note 3 to the consolidated financial statements regarding the deconsolidation of B&W Fuel Company to a cost method Investment and the change in B&W Nuclear Service Company from an equity method to a cost method Investment during fiscal year 1992.
(2) See Note 3 to the consolidated financial statements regarding the deconsolidation of the McDermott-ETPM West joint venture during fiscal year 1992.
(3) See Note 2 to the consolidated financial statements regarding the acquisition of Northern Ocean Services Limited and Delta Catalytic Corporation during fiscal year 1994.

B.  POWER GENERATION SYSTEMS AND EQUIPMENT

GENERAL

The Power Generation Systems and Equipment segment provides engineered products and services for energy conversion worldwide. The segment supplies individually engineered complete fossil fuel steam generating systems for electric power generation and for industrial processes. This segment also provides replacement parts and engineered plant enhancements for existing fossil fuel steam generating systems and specially engineered accessories and components, such as air heaters and cleaning systems for heat transfer surfaces. It also supplies process recovery boilers and environmental control systems for the process and power industries, air- cooled heat exchangers and condensing heat exchangers. This segment also provides non-boiler related equipment and services usually in connection with the construction of turnkey power generation projects. It is also engaged in the erection of electric power plants and industrial facilities and the repair and alteration of such existing equipment.

This segment is actively involved in the market for providing power through cogeneration, refuse-fueled power units and other independent power producing plants. It is participating in this market as an equipment supplier, as an operations and maintenance contractor and through ownership interests.

The Power Generation Systems and Equipment segment also provides nuclear fuel assemblies and nuclear reactor components to the U. S. Navy for the Naval Reactors Program. Revenues from the U. S. Government related to this activity were approximately 9%, 8% and 9% of McDermott International's total revenues for fiscal years 1994, 1993 and 1992, respectively. This activity has made significant contributions to the operating income of McDermott International in all three fiscal years. B&W, in addition to its Naval Reactors Program business, is a supplier of ordnance, missile and torpedo metal parts and other equipment and services to the U. S. Government and is proceeding with new, non-defense Government projects and exploring new programs which require the technological capabilities it developed as a Government contractor for the Naval Reactors Program. Recent U. S. Government budget reductions, including the cancellation of the advanced solid rocket motor and super conducting super collider projects, have negatively affected this segment's government operations.

B&W is a major supplier of nuclear steam generating equipment, including critical heat exchangers and replacement recirculating steam generators, in the Canadian, U. S. and international markets from its Cambridge, Ontario location. Although no new contracts for nuclear steam generating systems have been awarded in the United States for a number of years, this facility was awarded three contracts during fiscal year 1993 valued at approximately $280,000,000 to supply replacement recirculating steam generators to three domestic utilities. B&W also supplies field repair and refurbishment services to the Canadian and international markets from this location.

The principal plants of this segment, which are owned by B&W, are located at Little Rock, Arkansas; Indianapolis and Mount Vernon, Indiana; West Point, Mississippi; Barberton and Lancaster, Ohio; Beasley and Paris, Texas; Lynchburg, Virginia; and Cambridge, Ontario,

Canada. Less than majority-owned (equity investees) foreign plants are located in China, Indonesia and India. All these plants are well maintained, have suitable equipment and are of adequate size.

FOREIGN OPERATIONS

The amounts of Power Generation Systems and Equipment's revenues, including intersegment revenues, and segment operating income derived from operations outside of the United States, and the approximate percentages of those revenues and segment operating income to McDermott International's total revenues and total segment operating income, respectively, follow:


                                       REVENUES                   SEGMENT OPERATING INCOME
       FISCAL YEAR             AMOUNT           PERCENT           AMOUNT           PERCENT
                                         (Dollars in Thousands)
           1994           $      372,727           12%           $    30,362       32%

           1993                  246,181            8%                11,107        9%

           1992                  195,274            6%                 6,146        4%


B&W primarily conducts its foreign business from its Cambridge, Ontario location, which also serves the United States market. Products for international installation are engineered and built in B&W's United States and Canadian facilities, as well as in the facilities of less than majority-owned joint venture companies (equity investees) in China, Indonesia and India.

RAW MATERIALS

The principal raw materials used by this segment to construct power generation systems and equipment consist of carbon and alloy steels in various forms, such as plate, forgings, structurals, bars, sheet, strip, heavy wall pipe and tubes. Significant amounts of components and accessories are also purchased for assembly for supplied systems and equipment. These raw materials and components generally are purchased as needed for individual contracts.

Although shortages of certain of these raw materials have existed from time to time, no serious shortage exists at the present time. In addition, this segment is not sole source dependent for any significant raw materials except for the uranium for the nuclear fuel assemblies supplied to the Naval Reactors Program, which is furnished and owned by the U.S. Government.

CUSTOMERS AND COMPETITION

The principal customers of this segment are the electric power generation industry (including government-owned utilities and independent power producers), the U. S. Government (including its contractors), and the pulp and paper and other process industries such as oil refineries and steel mills. The electric power generation industry accounted for approximately 26%, 18% and 14% of McDermott International's total revenues for fiscal years 1994, 1993 and 1992, respectively. U. S. Government business with this segment, excluding government-owned utilities, accounted for approximately 13%, 12% and 14% of McDermott International's total revenues for such periods.

Steam generating system orders are customarily awarded after competitive bids have been submitted as proposals based on the estimated cost of each job. Within the United States, a number of domestic and foreign based companies, specializing in steam generating equipment, compete with B&W in the fossil fuel steam generating system business. In international markets, these companies plus additional foreign-based companies compete with B&W. B&W also manufactures and sells components such as replacement recirculating steam generators, which are incorporated into nuclear steam generating systems designed by other firms. In the sale of these nuclear steam generating systems, B&W competes with a small number of companies. A number of companies are in competition with B&W in environmental control equipment, related specialized industrial equipment and the independent power producing business. Other suppliers of fossil fuel steam systems, as well as many other businesses, compete for replacement parts, repair and alteration, and other services required to backfit and maintain existing systems.

In regard to the Naval Reactors Program, B&W is the sole supplier of nuclear
fuel assemblies and reactor components to the U. S.  Navy.   As a result, B&W
was awarded significant new orders for aircraft carrier components and will retain its prototype design and manufacturing capability for a new generation of reactors for the submarine program. B&W is the sole supplier to the U.S. Navy for all major nuclear steam system equipment for the Naval Reactors Program. There are a small number of suppliers of small nuclear components with B&W being the largest based on revenues.

BACKLOG

Backlog as of March 31, 1994 and 1993 for the Power Generation Systems and Equipment segment was $2,398,285,000 and $2,614,708,000, or approximately 69% and 70%, respectively, of McDermott International's backlog. Of the March 31, 1994 backlog, it is expected that approximately $1,042,181,000 will be recognized in revenues in fiscal year 1995, $565,773,000 in fiscal year 1996 and $790,331,000 thereafter, of which approximately 90% will be recognized in fiscal years 1997 through 1999. At March 31, 1994, this segment's backlog with the U. S. Government was $775,909,000 (of which $17,055,000 had not yet been funded), or approximately 22% of McDermott International's total backlog. The impact of Congressional budget reductions on the advanced solid rocket motor and super conducting super collider projects are reflected in these amounts. Backlog at March 31, 1994 and 1993 included $5,190,000 and $153,726,000, respectively, relating to these projects.

During fiscal year 1994, B&W was awarded a $400,000,000 contract from Perusahaan Umum Listrik Negara ("PLN"), the state utility of Indonesia, for work on the expansion of the Suralaya power station in West Java. The project is for three 600 megawatt coal-fired boilers for phase three of PLN's Suralaya development program to expand Indonesia's electrical system. Also during fiscal year 1994, B&W was awarded a $123,000,000 contract from Taiwan Power Company to supply a wet flue gas desulphurization system to the utility's Taichung Station, units 5-8. The steam generators and selective catalytic reduction systems for these four 550 megawatt units were awarded to B&W in fiscal year 1992 under a separate contract. In addition, B&W was awarded an $80,000,000 contract by the Egyptian Electric Authority to supply two 600 megawatt gas and oil fired boilers, plus all accessories, at El-Kureimat, the utility's new power station.

If in management's judgment it becomes doubtful whether contracts will proceed, the backlog is adjusted accordingly. If contracts are deferred or cancelled, B&W is usually entitled to a financial settlement related to the individual circumstances of the contract. Operations and maintenance contracts, which are performed over an extended period, are included in backlog based upon an estimate of the revenues from these contracts.

B&W attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimation of such changes, which is reflected in the original price, or through price escalation clauses. Most long- term contracts have provisions for progress payments.

FACTORS AFFECTING DEMAND

Electrical consumption has grown moderately in the United States in recent years. Electric utilities have deferred ordering large, new baseload units because of continuing uncertainties over fuel prices, rate regulation and
environmental rules.   When electric utilities are in need of peaking capacity,
many are purchasing combustion turbines with short lead-times or they are purchasing electricity from other utilities and non-regulated sources, such as cogenerators and independent power producers.

The current competitive economic environment and uncertainties created by the passage of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems, and the Clean Air Act Amendments of 1990 have caused U.S. utilities to defer repairs and refurbishments on existing plants. However, the Clean Air Act has created demand for pollution control equipment and related plant enhancements. Most electric utilities have already purchased equipment to comply with Phase I of the Clean Air Act, and they will purchase equipment to comply with Phase II deadlines in a gradual manner, spread out over the next several years as various deadlines approach.

Steam generation equipment is purchased most frequently by firms in the energy-intensive industries, including pulp and paper, oil refining, chemicals, primary metals, and food processing. Sales into the U. S. by foreign companies competing in these industries have limited any expansion in steam generating capacity by the pulp and paper, chemicals and primary metal industries. The modest outlook for population growth has limited the needs of the food processing industry for additional steam generation capacity. In addition, environmental regulations have required the oil refining, pulp and paper, chemicals, and utility industries to invest in pollution control equipment, which has limited the investment available for additional steam generation capacity. These factors and the current economic environment has affected demand for industrial- related product lines and these markets are expected to remain very competitive.

Electric utilities in Asia are active purchasers of large, new baseload generating units, due to the rapid growth of the Pacific Rim economies and to the small existing stock of electrical generating capacity in most developing countries.

With the maturing of the U. S. Navy's shipbuilding program and U. S. Government defense budget reductions, the demand for nuclear fuel assemblies and reactor components for the U. S. Navy has been declining since the mid-1980's. However, B&W became the sole source provider of these assemblies in fiscal year 1991, and supplies nuclear fuel assemblies due to reload requirements. The backlog of orders for U. S. Navy nuclear fuel assemblies and nuclear reactor components comprised a substantial portion of this segment's backlog with the
U. S. Government at March 31, 1994 and this activity is expected to continue to be a significant, but declining, part of such backlog. Also, U. S. Government budget reductions, including the cancellation of the advanced solid rocket motor and super conducting super collider projects, have negatively affected this segment's other government operations.

B&W has applied its technological capabilities by supplying new products for power generation applications. It has diversified into new markets and activities not related to power generation that require complex engineering and machining. Examples of these markets include environmental restoration services, computer integrated manufacturing products and services, and the management of government owned facilities. Currently, a majority-owned subsidiary of B&W manages and operates a government owned facility at the Department of Energy's Idaho National Engineering Laboratory.


C.    MARINE CONSTRUCTION SERVICES

GENERAL

The Marine Construction Services segment consists of the design, construction and installation of specialized offshore fixed platforms and marine pipelines used for development drilling, production and transportation of oil and gas. Marine Construction Services also includes engineering and construction services for oil production in shoreline and marshland areas (principally in Louisiana and Texas); the engineering and construction of processing plants for the oil, gas and hydrocarbon processing and mineral industries; and vessel chartering operations, principally to McDermott International's joint ventures. This segment's shipyard facility supplies complete maintenance and construction facilities and is a builder of a variety of marine vessels, including ferries, barges, tugboats, container ships, bulk carriers, and other specialized vessels.

Fixed platforms, which are fastened to the seafloor by pilings driven through their structural legs, have been installed by McDermott International in water depths of more than 1,000 feet. These platforms have been engineered to withstand increasingly greater weights and stresses as the search for oil and gas has expanded into deeper water and into areas subject to severe weather conditions. In addition, this segment is capable of fabricating and installing tension-leg platforms, floating production systems and subsea templates.

In order to compete effectively in markets with overcapacity for offshore marine construction equipment, McDermott International participates in joint ventures with other marine contractors. McDermott International owns 50% of the HeereMac joint venture, formed with Heerema Offshore Construction Group, Inc., to provide heavy-lift marine installation services to the petroleum industry on a worldwide basis, especially in harsh environments. Each party charters to the joint venture, on a long-term basis, 2 semi- submersible derrick barges, with the largest being McDermott International's Derrick Barge 102 ("DB-102") with a lift capacity of 13,200 tons.

McDermott International's joint venture with ETPM S.A. ("McDermott-ETPM") provides general marine construction services to the petroleum industry in the Middle East, India, West Africa and South America; it also provides offshore marine installation services in the North Sea. McDermott International owns 67.2% of McDermott-ETPM East and 49.9% of McDermott-ETPM West. McDermott-ETPM East operates in the Middle East and India; and McDermott-ETPM West operates in the North Sea, West Africa and South America. McDermott- ETPM utilizes 3 combination derrick-pipelaying barges and 1 semi-submersible lay barge which are owned by McDermott International. McDermott International also provides fabrication facilities located at Jebel Ali and Ras-al-Khaimah in the U.A.E., and at Warri, Nigeria. ETPM S.A. charters to this joint venture 4 combination derrick-pipelaying barges and provides fabrication facilities at Sharjah, U.A.E. and Tchengue, Gabon.

McDermott International also owns a 49% interest in a Mexican joint venture that operates 2 self-propelled combination derrick- pipelaying barges (1 capable of lifting 2,000 tons) and 1 pipelaying barge.

The Marine Construction Services segment has its principal domestic fabrication yard and offshore base located on approximately 1,114 acres of land, under lease, near Morgan City, Louisiana. This segment also owns a fabrication yard on approximately 218 acres of land in Nueces County, Texas, and operates fabrication yards on leased property in Indonesia at Batam Island and on company-owned property in Scotland, near Inverness. It also operates a shipyard on approximately 58 acres of leased land near Morgan City.

The equipment used at these yards, which is capable of fabricating a full range of offshore structures, consists principally of cranes, welding equipment, machine tools, and robotic and other automated equipment, in addition to other fabrication equipment, most of which is movable.

Expiration dates, including renewal options, of leases covering land for the shipyard and fabrication yards, follow:

                 Ras-al-Khaimah, U.A.E.                     Year 1994

                 Morgan City, Louisiana                     Years 2001-2032

                 Jebel Ali, U.A.E.                          Year 2005

                 Batam Island, Indonesia                    Year 2008

                 Warri, Nigeria                             Year 2065

McDermott International expects to renew the lease at Ras-al-Khaimah, U.A.E., which is negotiated on an annual basis.

McDermott International owns the largest fleet of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. McDermott International owns 6 derrick barges, 3 pipelaying barges and 8 combination derrick-pipelaying barges. The lifting capacities of the derrick and combination derrick-pipelaying barges range from 700 tons to 13,200 tons. These barges, which range in length from 400 feet to 661 feet, are fully equipped with revolving cranes, auxiliary cranes, welding equipment, pile driving hammers, anchor winches and a variety of additional gear.

The largest of these vessels are the DB-102, which is one of the world's largest semi-submersible derrick barges in both size and lifting capacity and provides quarters for approximately 750 workers, and a semi-submersible lay barge capable of laying 60-inch diameter pipe (including concrete coating) and operating in water depths of up to 2,000 feet. The HeereMac joint venture has used the DB-102 for a lift of 10,700 tons, a record module lift in the North Sea. This segment has also installed one of the deepest pipelines in over 1,400-ft. waters in the Gulf of Mexico.

In addition, McDermott International owns and operates a shearleg crane capable of lifting up to 5,000 tons and has a long-term lease on a derrick barge with a lifting capacity of approximately 4,000 tons. It also owns or leases a substantial number of other vessels, such as tugboats, utility boats and cargo barges to support the major marine vessels.

In connection with its construction and pipelaying activities, this segment conducts diving operations which, because of the water depths involved, require sophisticated equipment, including diving bells and an underwater habitat.

In February 1994, McDermott International acquired Northern Ocean Services Limited ("NOS"). NOS owns and operates 2 major marine construction vessels and specialized construction equipment for providing subsea and trenching services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing.

During June 1993, the Delaware Company acquired a controlling interest in Delta Catalytic Corporation ("DCC") in the first step of a two step transaction which will be completed during fiscal 1997, when the Delaware Company intends to acquire the balance of DCC. DCC provides engineering, procurement, construction and maintenance services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing.

During March 1994, McDermott International and the JSC Amur Shipbuilding Plant announced the formation of two joint ventures for marine construction, shipbuilding and the fabrication of ship components at the Amur shipyard in the Khabarovsk Region of the Russian Far East. The joint venture McAmur Construction Services Company will provide fabrication services for marine construction projects in the Russian Far East. The second joint venture, McAmur Shipbuilding Company will market the shipbuilding and ship component fabrication capabilities of the Amur shipyard on a world-wide basis. The shipyard is located in the city of Komsomolsk on the Amur River and is the largest shipyard in the Russian Far East.

During fiscal year 1992, McDermott International, Mitsui & Co., Ltd., and Marathon Oil Company formed a consortium to pursue and acquire hydrocarbon rights and the right to explore, develop and produce hydrocarbons in certain oil and gas fields lying offshore Sakhalin Island, Russian Federation. In fiscal year 1993, Shell Development Sakhalin B.V. and Mitsubishi Corporation joined the consortium specifically to pursue the development of the Piltun Astohskoye and Lunskoye fields. During fiscal year 1994, negotiations between the consortium and representatives of the central and regional governments continued.

In May 1994, McDermott International and the State Oil Company of the Azerbaijan Republic announced agreements to form two joint ventures, both of which will be located in or near Baku, Azerbaijan. The joint venture MacShelf Marine Construction Company, Ltd. will provide engineering, procurement, and marine and onshore construction services to the oil and gas industry in the Caspian Sea region. The other joint venture, MacDock Shipyard Company, Ltd., will repair, upgrade and maintain vessels and drill rigs.

Also, in June 1993, McDermott International, Amoco Caspian Sea Petroleum Company, BP Exploration (Caspian Sea) Limited/Den Norske Oljeselskap a.s., Pennzoil Caspian Corporation/Ramco Energy Limited, Unocal Khazar Limited and Turkish Petroleum Corporation agreed to a declaration promulgated by the State Oil Company of the Azerbaijan Republic providing for the joint development of the Guneshli, Chirag and Azeri fields by all the companies. McDermott International and these companies are continuing negotiations with the Azerbaijan government regarding a production sharing agreement for these fields.


FOREIGN OPERATIONS

The amount of Marine Construction Services' revenues, including intersegment revenues, and segment operating income derived from operations outside of the United States, and the approximate percentages of those revenues and segment operating income to McDermott International's total revenues and total segment operating income, respectively, follows:

                                       REVENUES                   SEGMENT OPERATING INCOME
       FISCAL YEAR             AMOUNT           PERCENT           AMOUNT           PERCENT
                                         (Dollars in Thousands)
           1994           $    1,076,610           35%            $      51,026     54%

           1993                1,269,290           40%                   59,756     48%

           1992                1,372,082           39%                   31,867     19%

Revenues and segment operating income presented above do not include the operating results of this segment's less than majority- owned joint ventures (equity investees), which include HeereMac and McDermott-ETPM West. Equity income recognized from these joint ventures has contributed substantially to this segment's results during fiscal years 1994 and 1993, but McDermott International anticipates that these joint ventures will perform at significantly lower levels in 1995.

RAW MATERIALS

The raw materials used by this segment, such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline, are available from many sources and this segment is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.

CUSTOMERS AND COMPETITION

This segment's principal customers are oil and gas companies (including foreign government owned companies). Customers generally contract with this segment for the design, construction and installation of specific platforms, pumping stations, marine pipelines, and production networks and the construction of marine vessels. Contracts are usually awarded on a competitive bid basis.

There are a number of companies which compete effectively with McDermott International, HeereMac and McDermott-ETPM in each of the separate marine construction phases in various parts of the world.

BACKLOG

As of March 31, 1994 and 1993, the Marine Construction Services' backlog amounted to $1,054,142,000 (including $233,299,000 from DCC and $57,373,000 from NOS), and $1,129,577,000, or approximately 31% and 30%, respectively, of McDermott International's total backlog. Excluding DCC and NOS, backlog of $763,470,000 at March 31, 1994 was down from the level of backlog at March 31, 1993, but remains above the levels experienced during most of the 1980's. Of the March 31, 1994 backlog, it is expected that approximately $825,861,000 will be recognized in revenues in fiscal year 1995, $194,244,000 in fiscal year 1996, and $34,037,000 thereafter.

Not included in Marine Construction Services' backlog at March 31, 1994 and 1993 was backlog relating to contracts to be performed by unconsolidated foreign joint ventures of approximately $840,000,000 and $900,000,000, respectively.

Work is performed on a fixed price, cost plus or day rate basis or combination thereof. This segment attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimation of such changes, which is reflected in the original price, or
through price escalation clauses.   Most long-term contracts have provisions
for progress payments.

FACTORS AFFECTING DEMAND

The activity of the Marine Construction Services' segment depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and local and international political and economic conditions.

Oil company capital expenditure budgets in calendar year 1994 are moderately higher than 1993 as expenditures in North America are expected to increase, while international expenditures are expected to decline slightly. World oil prices in calendar year 1994 are generally expected to be below the average price in 1993. If oil prices remain under pressure this could have a further negative impact on this segment's, HeereMac's and McDermott-ETPM West's backlog. The composite spot price for natural gas in the United States was higher in calendar year 1993 than in 1992 and is expected to be similar or higher in 1994.

This segment's markets are expected to be at a low level in the U. S. during
fiscal year 1995 while international markets are varied.   In all areas, the
overcapacity of marine equipment will continue to result in a competitive environment and put pressure on profit margins.


D.    PATENTS AND LICENSES

Many U. S. and foreign patents have been issued to McDermott International and it has many pending patent applications. Patents and licenses have been acquired and licenses have been granted to others when advantageous to McDermott International. While McDermott International regards its patents and licenses to be of value, no single patent or license or group of related patents or licenses is believed to be material in relation to its business as a whole.


E.    RESEARCH AND DEVELOPMENT ACTIVITIES

McDermott International conducts its principal research and development activities at its research centers in Alliance, Ohio and Lynchburg, Virginia; and also conducts development activities at its various manufacturing plants and engineering and design offices. During the fiscal years ended March 31, 1994, 1993 and 1992, approximately $69,148,000, $61,541,000 and $88,400,000, respectively, was spent by McDermott International on research and development activities, of which approximately $48,112,000, $42,082,000 and $67,100,000, respectively, was paid for by customers of McDermott International. Research and development activities were related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. A new multi-million dollar clean environment development facility is in progress at its Alliance, Ohio location and is expected to be completed by March 31, 1995. The test facility is being undertaken in response to present and future emission pollution standards in the U. S. and worldwide. Approximately 241 employees were engaged full time in research and development activities at March 31, 1994.


F.    INSURANCE

McDermott International maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which McDermott International considers uneconomical. Among such risks are war and confiscation of property in certain areas of the world, pollution liability in excess of relatively low limits and, in recent years, asbestos liability. Depending on competitive conditions and other factors, McDermott International endeavors to obtain contractual protection against uninsured risks from its customers.

McDermott International's insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of its utility customers. To protect against liability for damage to customer's property, McDermott International has obtained waivers of subrogation from the customer and its insurer and is generally named as an additional insured under the utility customer's nuclear property policy. To protect against liability from claims brought by third parties, McDermott International is insured under the utility customer's nuclear liability policies and has the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act, as amended ("the Act"). The Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of an amount which is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where McDermott International provides environmental remediation services, it seeks the same protection from its customers as it does for its other nuclear activities.

Although McDermott International does not own or operate any nuclear reactors, it has coverage under commercially available nuclear liability and property insurance for four of its five facilities which are licensed to maintain special nuclear materials. The fifth facility operates primarily as a conventional research center. However, this facility is licensed to possess special nuclear material and has a small and limited amount of special nuclear material on the premises. Two of the four owned facilities are located at McDermott International's Lynchburg, Virginia site. These facilities are insured under a nuclear liability policy which also insures the facility of B&W Fuel Company ("BWFC") that was sold during fiscal year 1993. All three facilities share the same nuclear liability insurance limit as the commercial insurer would not allow BWFC to obtain a separate nuclear liability insurance policy. Due to the type or quantity of nuclear material present, two of the five facilities have the benefit of the indemnity and limitation of liability provisions of the Act, pursuant to agreements entered into with the U. S. Government. In addition, contracts to manufacture and supply nuclear fuel or nuclear components to the U. S. Government generally contain contractual indemnity clauses, which become effective at the time of shipment, whereby the
U. S. Government has assumed the risks of public liability claims.

McDermott International's offshore construction business is subject to the usual risks of operations at sea, with additional exposure due to the utilization of expensive construction equipment, sometimes under extreme weather conditions, often in remote areas of the world. In addition, McDermott International operates in many cases on or in proximity to existing offshore facilities which are subject to damage by McDermott International and such damage could result in the escape of oil and gas into the sea.

The insurance coverage of McDermott International for products liability and employers' liability claims is subject to varying insurance limits which are dependent upon the year involved. The Babcock & Wilcox Company has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. Pursuant to the agreement, The Babcock & Wilcox Company negotiates and settles these claims and bills these amounts to the appropriate insurers. However, amounts allocable to policy year 1979 are excluded from this agreement, and

Babcock & Wilcox Company's ability to recover these amounts, and amounts allocable to certain insolvent insurers, is only reasonably possible. Accordingly, a provision for these estimated future costs has been recognized for financial reporting purposes. McDermott International's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

McDermott International has two wholly-owned insurance subsidiaries. To date, these subsidiaries have written policies concerning general and automobile liability, builders' risk within certain limits, marine hull, and workers'
compensation for McDermott International, Inc. and its subsidiaries.   No
significant amounts of insurance have been written for unrelated parties.

G.    EMPLOYEES

At March 31, 1994, McDermott International employed, under its direct supervision in continuing operations, approximately 23,000 persons compared with 26,000 at March 31, 1993. Approximately 5,000 employees were members of labor unions at March 31, 1994 as compared with approximately 4,000 at March 31, 1993. The majority of B&W's manufacturing facilities operate under union contracts which customarily are renewed every two to three years. There are no major union contracts expiring during the next year. McDermott International considers its relationship with its employees to be satisfactory.


H.    ENVIRONMENTAL REGULATIONS AND MATTERS

Like other companies, McDermott International is subject to the existing and evolving standards relating to the environment. McDermott International's compliance with U. S. federal, state and local environmental protection regulations necessitated capital expenditures of $843,000 in fiscal year 1994, and it expects to spend another $6,420,000 on capital expenditures over the next five years. However, McDermott International cannot predict all of the environmental requirements or circumstances which will exist in the future but it anticipates that environmental control standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in a charge against income before taxes of approximately $11,404,000 in fiscal year 1994.

McDermott International has been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. McDermott International has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contributions of wastes to each site. Based on its relative contribution of waste to each site, McDermott International's share of the ultimate liability for the various sites is not expected to have a material adverse effect on McDermott International's consolidated financial position.

Remediation projects have been or may be undertaken at certain of McDermott International's current and former plant sites, and, during fiscal year 1994, B&W completed subject to Nuclear Regulatory Commission ("NRC") certification, the decommissioning and decontamination of its former nuclear fuel processing plant at Apollo, Pennsylvania. All fabrication and support buildings have been removed, and virtually all contaminated soil has been shipped to authorized disposal facilities. B&W is in the final stage of obtaining approval from the NRC to have the site released for unrestricted use.

The Department of Environmental Resources of the Commonwealth of Pennsylvania, ("PADER"), by letter dated March 19, 1994, advised B&W that it will seek monetary sanctions, and remedial and monitoring relief, related to B&W's Parks Facilities in Parks Township, Armstrong County, Pennsylvania. The relief sought relates to potential groundwater contamination related to the previous operations of the facilities. B&W is currently evaluating PADER's consent order and expects to negotiate a settlement without having to resort to litigation. Any sanctions ultimately assessed are not expected to have a material adverse effect on the consolidated financial statements of McDermott International.

McDermott International performs significant amounts of work for the U. S. Government under both prime contracts and subcontracts and operates certain facilities that are licensed to possess and process special nuclear materials and thus are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the Nuclear Regulatory Commission.

Decommissioning regulations promulgated by the U.S. Nuclear Regulatory Commission require B&W to provide financial assurance that it will be able to pay the expected cost of decommissioning its facilities at the end of their service lives. B&W will provide financial assurance of approximately $11,000,000 required by July 29, 1994 by issuing either a surety bond or a letter of credit, or by funding a trust to provide for the ultimate decommissioning of all its licensed facilities, except one. This facility, which represents the largest portion of B&W's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U.
S. Government.

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment (including decommissioning), does not have, nor is it expected to have, a material adverse effect upon the consolidated financial position of McDermott International.



I.    DIVESTITURES AND DISCONTINUED OPERATIONS

During fiscal year 1993, McDermott International concluded the sale of its remaining interests in the B&W Fuel Company ("BWFC") to a consortium of U. S. subsidiaries of three French companies and its remaining interest in the B&W Nuclear Service Company ("BWNSC") to a U. S. subsidiary of Framatome S. A., which is also one of the French companies that participated in BWFC. These businesses consisted of fuel assemblies for refueling, engineering, field repair and refurbishment services, and computer services for existing nuclear reactors.

During fiscal year 1992, McDermott International sold its Welded Tubular Products Division in Alliance, Ohio, to Alliance Tubular Products, Co., a wholly-owned subsidiary of J. H. Roberts Industries, Inc., of Des Plaines, Illinois. The facility had previously produced specialty tubing for mechanical and pressure applications.

Item 3.          LEGAL PROCEEDINGS

Due to the nature of its business, McDermott International is, from time to time, involved in litigation. It is management's opinion that none of this litigation will have a material adverse effect on the consolidated financial position of McDermott International.

For a discussion of McDermott International's potential liability for non-employee products liability asbestos claims see Item 1F and Note 1 to the consolidated financial statements.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II





Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

International's Common Stock is traded on the New York Stock Exchange. High and low stock prices and dividends declared for the years ended March 31, 1994 and 1993 follow:




                                                      FISCAL YEAR 1993
                                                      ----------------

                                                        SALES PRICE                                CASH
                                                        -----------                              DIVIDENDS
QUARTER ENDED                                  HIGH                      LOW                     DECLARED
- - -------------                                  ----                      ---                     ---------
June 30, 1992                                25 - 3/4                 18 - 1/2                     $0.25

September 30, 1992                           23 - 1/8                 17 - 1/2                     $0.25

December 31, 1992                            23 - 5/8                 20 - 1/8                     $0.25

March 31, 1993                               29 - 1/2                 22 - 1/4                     $0.25



                                                      FISCAL YEAR 1994
                                                      ----------------

                                                        SALES PRICE                                CASH
                                                        -----------                              DIVIDENDS
QUARTER ENDED                                  HIGH                      LOW                     DECLARED
- - -------------                                  ----                      ---                     ---------
June 30, 1993                                31 - 3/4                 24 - 3/4                     $0.25

September 30, 1993                           32 - 3/4                 27 - 1/4                     $0.25

December 31, 1993                            29 - 5/8                 24 - 3/4                     $0.25

March 31, 1994                               27 - 1/2                    20                        $0.25



As of March 31, 1994, the approximate number of record holders of Common Stock was 7,005.

Item 6.  SELECTED FINANCIAL DATA

                                                           FOR THE FISCAL YEARS ENDED MARCH 31,
                                       1994              1993             1992             1991              1990
                                       ----              ----             ----             ----              ----

                                                       (In thousands except for per share amounts)

Revenues                           $ 3,059,912       $  3,172,555      $  3,524,482     $   3,069,849      $  2,584,184

Income (Loss)
 From Continuing
 Operations before
 Extraordinary Items and
 Cumulative Effect of
 Accounting Changes                $    89,956       $     67,323      $     80,537     $     (87,697)     $   (103,298)

Net Income (Loss)                  $   (10,794)      $   (188,732)     $     77,169     $     (69,525)     $    (10,201)



Primary and Fully
 Diluted Earnings
 (Loss) Per
 Common Share:

 Continuing
 Operations before
 Extraordinary Items and
 Cumulative Effect of
 Accounting Changes                $      1.57       $       1.29      $       1.75     $       (2.00)     $      (2.76)

 Net Income (Loss)                 $     (0.32)      $      (3.63)     $       1.67     $       (1.58)     $      (0.27)


Total Assets                       $ 3,208,948       $  3,092,963      $  3,126,195     $   3,341,138      $  3,248,578


Long-Term
  Obligations                      $   667,066       $    583,211      $    765,053     $     639,645      $    873,321


Subsidiary's
  Redeemable
  Preferred Stock                      196,672            204,482           204,482           204,482           204,487
                                   -----------       ------------      ------------     -------------      ------------

Total                              $   863,738       $    787,693      $    969,535     $     844,127      $  1,077,808

Cash Dividends Per
  Common Share                     $      1.00       $       1.00      $       1.00     $        1.00      $       1.00

In fiscal year 1994, Net Income (Loss) includes a cumulative effect of an accounting change of $100,750,000 due to the adoption of Emerging Issues Task Force Issue No. 93-5 which resulted in a provision for estimated future costs resulting from possible gaps in insurance coverage with respect to non-employee products liability asbestos claims. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled, and accordingly, the ultimate loss may differ materially from the amount provided. In fiscal year 1993, Net Income (Loss) includes a cumulative effect of an accounting change of $249,351,000 due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106. See Note 1 to the consolidated financial statements regarding the above and the adoption of SFAS No. 109 in fiscal year 1993, Note 2 regarding the acquisition of Northern Ocean Services Limited and Delta Catalytic Corporation, and Note 13 regarding discontinued operations.

In fiscal years 1993 and 1992, Income (Loss) from Continuing Operations before Extraordinary Items and Cumulative Effect of Accounting Changes includes after tax gains from the sale of McDermott International's interests in its two commercial nuclear joint ventures of $15,667,000 and $35,436,000, respectively (see Note 3 to the consolidated financial statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

FISCAL YEAR 1994 VS FISCAL YEAR 1993

Power Generation Systems and Equipment's revenues increased $90,730,000 to $1,614,206,000. This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, repair and alteration of existing fossil fuel steam systems, and nuclear fuel assemblies and reactor components for the U. S. Government. These increases were partially offset by lower revenues from extended scope of supply and fabrication of industrial boilers, defense and space-related products other than nuclear fuel assemblies and reactor components, and air cooled heat exchangers.

Power Generation Systems and Equipment's segment operating income decreased $6,526,000 to $49,941,000. This was primarily due to lower volume and margins on extended scope of supply and fabrication of industrial boilers as well as defense and space-related products other than nuclear fuel assemblies and reactor components. There were also lower margins on plant enhancements, replacement parts, and repair and alteration of existing fossil fuel steam systems, as well as higher royalty income recorded in the prior year. These decreases were partially offset by higher volume and margins on replacement nuclear steam generators, nuclear fuel assemblies and reactor components for the U. S. Government and higher volume on fabrication and erection of fossil fuel steam and environmental control systems. There were also lower general and administrative expenses, and lower warranty expense primarily due to net favorable warranty reserve adjustments (See Note 15 to the consolidated financial statements).

Power Generation Systems and Equipment's equity in income of investees increased $3,341,000 to $12,032,000 primarily due to improved results in a foreign joint venture and in three domestic joint ventures which own and operate a cogeneration plant and two small power plants, partially offset by unfavorable results in another foreign joint venture.

Backlog for this segment at March 31, 1994 was $2,398,285,000 compared to $2,614,708,000 at March 31, 1993. At March 31, 1994, this segment's backlog with the U.S. Government was $775,909,000 (of which $17,055,000 had not been funded). These amounts reflect the impact of Congressional budget reductions on the advanced solid rocket motor and super conducting super collider projects. Also, additional U. S. Government budget reductions have negatively affected this segment's other government operations. The current competitive economic environment has also negatively affected demand for other industrial related product lines and these markets are expected to remain very competitive.

The current competitive economic environment and uncertainties created by the passage of the Energy Policy Act of 1992 and the Clean Air Act Amendments of 1990 have caused U.S. utilities to defer repairs and refurbishments on existing plants. However, the Clean Air Act has created demand for environmental control equipment and related plant enhancements. Most electric utilities have already purchased equipment to comply with

Phase I of the Clean Air Act, and they will purchase equipment to comply with Phase II deadlines in a gradual manner, spread out over the next several years as various deadlines approach. Electric utilities in Asia are active purchasers of large, new baseload generating units, due to the rapid growth of the Pacific Rim economies and to the small existing stock of electrical generating capacity in most developing countries.

Marine Construction Services' revenues decreased $197,156,000 to
$1,452,497,000, primarily due to lower volume in worldwide fabrication and engineering operations, foreign marine operations and procured materials. These decreases were partially offset by the acquisition of Delta Catalytic Corporation ("DCC").

Marine Construction Services' segment operating income decreased $23,258,000 to $44,394,000, primarily due to lower volume in worldwide fabrication and engineering operations and lower volume in procured materials. These decreases were partially offset by the acquisition of DCC, higher margins in foreign marine operations, the accelerated depreciation and write-off of certain fabrication facilities and marine construction equipment in the prior year, and reduced operating costs.

Marine Construction Services' equity in income of investees increased $22,461,000 to $107,828,000. This increase was principally due to improved operating results of the HeereMac joint venture. In 1995, this segment anticipates that its joint ventures will perform at significantly lower levels.

Backlog for this segment at March 31, 1994 was $1,054,142,000 (including $233,299,000 from DCC and $57,373,000 from NOS). Excluding DCC and NOS, backlog of $763,470,000 at March 31, 1994 was down from backlog of $1,129,577,000 at
March 31, 1993, but remains above the levels experienced during most of the 1980's. Not included in backlog at March 31, 1994 and 1993, was backlog relating to contracts to be performed by unconsolidated foreign joint ventures of approximately $840,000,000 and $900,000,000, respectively. This segment's markets are expected to be at a low level in the U. S. during 1995 while international markets are varied. In all areas, the overcapacity of marine equipment will continue to result in a competitive environment and put pressure on profit margins.

Interest income decreased $1,640,000 to $38,751,000. This decrease was primarily due to lower interest rates on investments in government securities and other long-term investments.

Interest expense decreased $26,365,000 to $63,975,000, primarily due to changes in debt obligations and interest rates prevailing thereon. The decrease reflects the redemption of high coupon debt during April and June 1993, and a reduction in accrued interest on proposed tax deficiencies.

Minority interest expense decreased $2,952,000 to $15,251,000 primarily due to minority shareholder participation in the losses of the McDermott-ETPM East joint venture in the current year and income in the prior year, partially offset by participation in the results of DCC since its acquisition in June 1993 (See Note 2 to the consolidated financial statements).

Other-net decreased $14,562,000 to a loss of $4,365,000 from income of $10,197,000. This decrease was primarily due to gains on the sale of interests in two commercial nuclear joint ventures (See Note 3 to the consolidated financial statements), a foreign marine asset casualty gain and gains on the sale of nineteen tugboats, all in the prior period.

Provision for income taxes decreased $15,101,000 to $24,998,000, while income from continuing operations before provision for income taxes, extraordinary items, and cumulative effect of accounting changes increased $7,532,000 to $114,954,000. The decrease in the provision for income taxes is primarily due to a reduction in a provision of taxes due to the settlement of outstanding issues and higher non-taxable earnings.

Net loss decreased $177,938,000 to $10,794,000 reflecting the cumulative effect of the change in accounting for non-employee products liability asbestos claims of $100,750,000 in the current year and the cumulative effect of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," of $249,351,000 in the prior year, in addition to other items described above.

FISCAL YEAR 1993 VS FISCAL YEAR 1992

Power Generation Systems and Equipment's revenues decreased $70,025,000 to $1,523,476,000. This was primarily due to lower revenues from nuclear fuel assemblies and reactor components for the U. S. Government and plant enhancements. Additionally, the segment's controlling interest in its commercial nuclear fuel joint venture was sold during December 1991, and revenue from this activity is no longer included in this segment's revenues. These decreases were partially offset by higher revenues from fabrication and erection of fossil fuel steam and environmental control systems and extended scope of supply and fabrication of industrial boilers.

Power Generation Systems and Equipment's segment operating income decreased $53,307,000 to $56,467,000. This was primarily due to non-recurring items which benefitted 1992's results. These items included a Department of Energy grant for decommissioning and restoration of an inactive nuclear facility, a favorable adjustment to workers' compensation costs related to prior years, the inclusion of the commercial nuclear fuel joint venture's results through December 1991, and the reduction of a provision to relocate a manufacturing plant. The decrease was also due to lower volume and margins on plant enhancements and lower volume from nuclear fuel assemblies and reactor components for the U. S. Government. This decrease was partially offset by higher volume and margins on fabrication and erection of fossil fuel steam and environmental control systems and higher margins on defense and space-related products other than nuclear fuel assemblies and reactor components.

Marine Construction Services' revenues decreased $286,965,000 to $1,649,653,000 primarily due to the December 1991 deconsolidation of the McDermott-ETPM West joint venture. There was lower volume in domestic fabrication and offshore operations and in fabrication operations in Scotland. There was higher volume on foreign turnkey projects.

Marine Construction Services' segment operating income increased $11,744,000 to $67,652,000 primarily due to improved margins on domestic offshore operations and on foreign turnkey projects, and contract loss provisions in 1992. These were partially offset by the deconsolidation of the McDermott-ETPM West joint venture. There was also lower volume in domestic fabrication and offshore operations and lower margins on domestic fabrication operations.

Equity in income of investees increased $86,816,000 to $94,058,000. This increase was principally due to improved operating results of the HeereMac joint venture and both improved operating results and foreign currency transaction gains in the McDermott-ETPM West joint venture.

Interest income decreased $13,377,000 to $40,391,000. This decrease was principally due to lower interest rates on short-term investments and investments in government securities and other long-term investments.

Interest expense decreased $11,981,000 to $90,340,000, resulting from a reduction in the provision for interest on proposed tax deficiencies, lower interest expense resulting from interest rate swap agreements, and changes in debt obligations and interest rates prevailing thereon.

Minority interest decreased $862,000 to $18,203,000 due to the deconsolidation of the McDermott-ETPM West joint venture and the reacquisition of McDermott Scotland's minority shareholder's interest, both in 1991, mostly offset by minority shareholder participation in the improved results of McDermott-ETPM East.

Other-net decreased $60,172,000 to income of $10,197,000.   This decrease was
principally due to lower gains on the sale of its interests in two commercial nuclear joint ventures (see Note 3 to the consolidated financial statements), lower marine casualty gains, and gains from the sale of certain marine assets to the HeereMac joint venture in 1992. This was partially offset by a gain of $4,762,000 from the sale of nineteen tugboats in 1993.

Provision for income taxes decreased $3,170,000 to $40,099,000, while income from continuing operations before provision for income taxes, extraordinary items, and cumulative effect of accounting changes decreased $16,384,000 to $107,422,000. The decrease in the provision for income taxes is due primarily to the decrease in income.

Net income (loss) decreased $265,901,000 to a loss of $188,732,000 from income of $77,169,000 reflecting the cumulative effect of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," of $249,351,000, in addition to other items described above.


Effect of Inflation and Changing Prices

McDermott International's financial statements are prepared in accordance with generally accepted accounting principles, using historical dollar accounting (historical cost). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

The management of McDermott International is cognizant of the effects of inflation and, in order to minimize the negative impact of inflation on its operations, attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimation of such changes, which is reflected in the original fixed price, or through price escalation clauses in its contracts.

Liquidity and Capital Resources

During 1994, McDermott International's cash and cash equivalents decreased $5,713,000 to $133,809,000 and total debt decreased $63,789,000 to
$729,610,000. During this period, McDermott International provided cash of $219,524,000 from operating activities; $92,841,000 from the issuance of long-term debt; $16,441,000 from the issuance of common stock; and $140,066,000 from the issuance of Series C convertible preferred stock; and used cash of $56,773,000 for dividends on International's common and preferred stock; $85,894,000 for the acquisitions of Northern Ocean Services Limited ("NOS") and Delta Catalytic Corporation ("DCC") (See Note 2 to the consolidated financial statements); $222,646,000 for repayment of long-term debt and $76,321,000 for additions to property, plant and equipment.

Lower accounts receivable are primarily due to lower volume and the timing of Marine Construction Services' foreign offshore contract billings and collections, and the acceleration of collections of retainage billings on the Naval Reactors program, partially offset by collection delays on a certain foreign Power Generation Systems and Equipment segment contract. Lower accrued liabilities are primarily due to settlement of subcontract costs on a certain foreign offshore contract. Decreases in net contracts in progress and advance billings are primarily due to lower volume.

Pursuant to an agreement with the majority of its principal insurers, McDermott International negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in the process, reimbursement is usually delayed for three months or more. McDermott International has outstanding receivables of $29,079,000 at March 31, 1994 from its insurers for reimbursement of these
claims.   The number of claims, which management believes peaked in fiscal year
1990, has declined moderately. However, the average amount of these claims (historical average of less than $3,000 per claim) has continued to rise. Claims paid in fiscal year 1994 were $112,271,000, including $7,810,000 applicable to insolvent insurers and $3,315,000 relating to the policy year 1979 (see Note 1 to the consolidated financial statements). Settlement of the estimated liability of $135,053,000 at March 31, 1994 for future costs relating to insolvent insurers and policy year 1979 is expected to occur over the next 30 years. McDermott International's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the amount ultimately paid may differ materially from the amount provided in the consolidated financial statements. The collection delays, and the amount of claims paid that are related to insolvent insurance carriers and the policy year 1979 have not had a material adverse effect on McDermott International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott International's expenditures for property, plant and equipment decreased $5,713,000 to $76,321,000 in 1994. While the majority of these expenditures were incurred to maintain and replace existing facilities and equipment, $5,000,000 was expended in connection with the purchase of a fabrication yard in Nueces County, Texas and $8,098,000 was expended on the construction a new combustion and emission test facility at its Alliance, Ohio research center. McDermott International has committed to make capital expenditures of approximately $65,692,000 during fiscal 1995. In addition to maintaining McDermott International's existing facilities, these expenditures include $38,560,000 for a new concept steam generator facility for the Naval Reactor Program in Lynchburg, Virginia, the anticipated purchase of a barge currently leased, and the completion of a new combustion and emission facility in Alliance, Ohio.

During April and May 1993, the Delaware Company issued $87,000,000 of Series B Medium Term Notes at maturities ranging from four to twenty-nine years and interest rates ranging from 6.50% to 8.75%. These notes have an average maturity of approximately twenty years and an average interest rate of approximately 7.95%.

At March 31, 1994 and 1993, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $170,000,000 under an agreement with a certain U.
S. bank. The maximum sales limit available under this agreement was $225,000,000 at March 31, 1994 (See Note 7 to the consolidated financial statements).

At March 31, 1994 and 1993, McDermott International had available to it various uncommitted short-term lines of credit from banks totaling $246,412,000 and $129,734,000, respectively. Borrowings by McDermott International against these lines of credit at March 31, 1994 and 1993 were $37,512,000 and $775,000, respectively. In addition, the Babcock & Wilcox Company had available to it a $128,000,000 unsecured and committed revolving line of credit facility. Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder, which commitments are subject to reduction based upon the ratio of the borrower's consolidated net tangible assets to specified indebtedness plus unused commitments. In addition, it is a condition to borrowing under the revolving credit facility that the borrower's consolidated net tangible assets exceed a certain level. There were no borrowings against
this facility at  March 31, 1994 and 1993.   DCC had available from a certain
Canadian bank an unsecured and committed revolving credit facility of $14,493,000 which expires on May 31, 1997. No borrowings were outstanding against this facility at March 31, 1994.

McDermott International maintains an investment portfolio of government obligations and other investments which is held for long- term investment purposes. The amortized cost of the long-term portfolio at March 31, 1994 was $715,131,000 (market value of $711,036,000). At March 31, 1994, approximately
$157,065,000 amortized cost (market value of $158,200,000) of this portfolio was pledged to secure a letter of credit in connection with a long-term loan and reinsurance agreements.

The Delaware Company is restricted, as a result of covenants in credit agreements, in its ability to transfer funds to International through cash
dividends or through unsecured loans or investments.   At March 31, 1994,
substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on International's liquidity.

During July 1993, International sold 2,875,000 shares of Series C Cumulative Convertible Preferred Stock, and received net proceeds of $140,066,000.

Working capital decreased $117,486,000, to a deficit of $1,422,000 at March 31, 1994 from $116,064,000 at March 31, 1993. During 1995, McDermott International expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities and additional borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott International's liquidity or capital resources.

International's quarterly dividends of $0.25 per share on its Common Stock and the Delaware Company's quarterly dividends of $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock were at the same rates in 1994 and 1993. At March 31, 1994, International's quarterly dividend rate was $0.71875 per share on its Series C Cumulative Convertible Preferred Stock.

At March 31, 1994 the ratio of long-term debt to total common stock and other stockholders' equity was 1.23 as compared with 1.27 at March 31, 1993.

McDermott International accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of such benefits is more likely than not.

McDermott International has provided a valuation allowance ($26,576,000 at March 31, 1994) for deferred tax assets related primarily to net operating loss carryforwards which can not be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($364,193,000 at March 31, 1994) in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. Major uncertainties that affect the ultimate realization of deferred tax assets include the risks of incurring operating losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

New Accounting Standards

McDermott International adopted SFAS No. 106 effective April 1, 1992 for all domestic plans. McDermott International plans to adopt SFAS No. 106 for foreign plans during fiscal year 1996, and the adoption is not expected to have a material effect on the consolidated financial statements of McDermott International. The new standard does not have any impact on the cash requirements of any domestic or foreign postretirement health and welfare plan.

In November 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective for fiscal years beginning after December 15, 1993. SFAS No. 112 requires accrual accounting, under certain conditions, for the estimated cost of benefits provided by an employer to former or inactive employees after employment but
before retirement.   The new standard will have no impact on the cash
requirements for any postemployment benefits, and will not have a material effect on the consolidated financial statements of McDermott International.

In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and
for all investments in debt securities.   Based on its current portfolio
management practices, McDermott International will report its investments at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The initial adoption of the new standard will not have a material effect on the consolidated financial statements of McDermott International.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              COMPANY REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

International has prepared the consolidated financial statements and related financial information included in this report. International has the primary responsibility for the financial statements and other financial information and for ascertaining that the data fairly reflects the financial position and results of operations of McDermott International. The financial statements were prepared in accordance with generally accepted accounting principles, and necessarily reflect informed estimates and judgments by appropriate officers of McDermott International with appropriate consideration given to materiality.

McDermott International believes that it maintains an internal control structure designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that the cost of an internal control structure must not exceed the related benefits. Although internal control procedures are designed to achieve these objectives, it must be recognized that errors or irregularities may nevertheless occur. McDermott International seeks to assure the objectivity and integrity of its accounts by its selection of qualified personnel, by organizational arrangements that provide an appropriate division of responsibility and by the establishment and communication of sound business policies and procedures throughout the organization. McDermott International believes that its internal control structure provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected.

McDermott International's accompanying consolidated financial statements have been audited by its independent auditors, who provide McDermott International with expert advice on the application of U. S. generally accepted accounting principles to McDermott International's business and also provide an objective assessment of the degree to which McDermott International meets its responsibility for the fairness of financial reporting. They regularly evaluate the internal control structure and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements. The report of the independent auditors appears elsewhere herein.

The Board of Directors pursues its responsibility for McDermott International's consolidated financial statements through its Audit Committee, which is composed solely of directors who are not officers or employees of McDermott International. The Audit Committee meets periodically with the independent auditors and management to review matters relating to the quality of financial reporting and internal control structure and the nature, extent and results of the audit effort. In addition, the Audit Committee is responsible for recommending the engagement of independent auditors for McDermott International to the Board of Directors, who in turn submit the engagement to the stockholders for their approval. The independent auditors have free access to the Audit Committee.

May 10, 1994

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
McDermott International, Inc.



We have audited the accompanying consolidated balance sheet of McDermott International, Inc. as of March 31, 1994 and 1993, and the related consolidated statements of income (loss) and retained earnings (deficit) and cash flows for each of the three years in the period ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDermott International, Inc. at March 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has provided for estimated future costs for non- employee products liability asbestos claims. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for recoveries of products liability claims in 1994 and income taxes and postretirement benefits other than pensions in 1993.


                                            ERNST & YOUNG


New Orleans, Louisiana
May 9, 1994

                         McDERMOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1994 and 1993

                                    ASSETS

                                                                                    1994               1993
                                                                                    ----               ----

                                                                                       (In thousands)
Current Assets:
  Cash and cash equivalents                                                   $    133,809        $   139,522
  Short-term investments, at amortized
    cost, which approximates market                                                    990            179,444
  Accounts receivable - trade                                                      370,333            478,028
  Accounts receivable - other                                                      113,782            130,535
  Contracts in progress                                                            237,722            250,569
  Inventories                                                                       66,469             65,376
  Deferred income taxes                                                            100,167            101,969
  Other current assets                                                              12,899             10,545
- - -------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                           1,036,171          1,355,988
- - -------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
  Land                                                                              32,683             18,547
  Buildings                                                                        247,388            256,042
  Machinery and equipment                                                        1,825,482          1,745,623
  Property under construction                                                       45,175             36,934
- - -------------------------------------------------------------------------------------------------------------
                                                                                 2,150,728          2,057,146

  Less accumulated depreciation                                                  1,374,219          1,334,853
- - -------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                  776,509            722,293

Investments:
  Government obligations                                                           395,556            362,042
  Other investments                                                                319,575            125,174
- - -------------------------------------------------------------------------------------------------------------
         Total Investments                                                         715,131            487,216
- - -------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets of
  Purchased Businesses Less Accumulated Amortization
  of $84,170,000 at  March 31, 1994
  and $77,828,000 at March 31, 1993                                                158,726            132,236
- - -------------------------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                              246,854            231,778
- - -------------------------------------------------------------------------------------------------------------
Other Assets                                                                       275,557            163,452
- - -------------------------------------------------------------------------------------------------------------
  TOTAL                                                                       $  3,208,948        $ 3,092,963
=============================================================================================================

See accompanying notes to consolidated financial statements.

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    1994               1993
                                                                                    ----               ----

                                                                                       (In thousands)
Current Liabilities:
  Notes payable and current
    maturities of long-term debt                                              $     62,544        $   210,188
  Accounts payable                                                                 245,819            264,552
  Accrued employee benefits                                                        113,415            109,994
  Accrued interest                                                                  47,283             55,471
  Accrued liabilities - other                                                      265,383            311,160
  Advance billings on contracts                                                    181,572            173,709
  U.S. and foreign income taxes                                                    121,577            114,850
- - --------------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                               1,037,593          1,239,924
- - --------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                     667,066            583,211
- - --------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                      380,309            369,502
- - --------------------------------------------------------------------------------------------------------------
Environmental and Products Liabilities                                             136,405             11,867
- - --------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                  232,929            219,013
- - --------------------------------------------------------------------------------------------------------------
Contingencies
- - --------------------------------------------------------------------------------------------------------------
Minority Interest:
  Subsidiary's Redeemable Preferred Stocks:
          Series A $2.20 cumulative convertible,
           $1.00 par value; at redemption value                                     88,089             88,089
          Series B $2.60 cumulative, $1.00 par
           value; at redemption value                                              108,583            116,393
  Other minority interest                                                           15,716              4,546
- - --------------------------------------------------------------------------------------------------------------
         Total Minority Interest                                                   212,388            209,028
- - --------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
 Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 Series C $2.875 cumulative
   convertible, par value $1.00 per share,
   (liquidation preference $143,750,000)                                             2,875               -
 Common stock, par value $1.00 per share,
   authorized 150,000,000 shares; outstanding
   53,444,467 at March 31, 1994 and
   52,211,961 at March 31, 1993                                                     53,444             52,212
 Capital in excess of par value                                                    730,987            568,329
 Deficit                                                                          (196,216)          (126,264)
 Minimum pension liability                                                            (931)               (74)
 Cumulative foreign exchange
   translation adjustments                                                         (47,901)           (33,785)
- - --------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                542,258            460,418
- - --------------------------------------------------------------------------------------------------------------
         TOTAL                                                                $  3,208,948        $ 3,092,963
==============================================================================================================

                         McDERMOTT INTERNATIONAL, INC.
    CONSOLIDATED STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994

                                                           1994                  1993                 1992
                                                           ----                  ----                 ----
                                                                            (In thousands)
Revenues                                               $  3,059,912        $  3,172,555          $  3,524,482
- - --------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations                                      2,657,712           2,742,260             3,025,998
  Depreciation and amortization                              99,393             121,508               125,812
  Selling, general and
    administrative expenses                                 262,873             237,468               258,859
- - --------------------------------------------------------------------------------------------------------------
                                                          3,019,978           3,101,236             3,410,669
- - --------------------------------------------------------------------------------------------------------------
                                                             39,934              71,319               113,813

Equity in Income of Investees                               119,860              94,058                 7,242
- - --------------------------------------------------------------------------------------------------------------
    Operating Income                                        159,794             165,377               121,055
- - --------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                            38,751              40,391                53,768
  Interest expense                                          (63,975)            (90,340)             (102,321)
  Minority interest                                         (15,251)            (18,203)              (19,065)
  Other-net                                                  (4,365)             10,197                70,369
- - --------------------------------------------------------------------------------------------------------------
                                                            (44,840)            (57,955)                2,751
- - --------------------------------------------------------------------------------------------------------------
Income from Continuing Operations
  before Provision for Income Taxes,
  Extraordinary Items and Cumulative
  Effect of Accounting Changes                              114,954             107,422               123,806

Provision for  Income Taxes                                  24,998              40,099                43,269
- - --------------------------------------------------------------------------------------------------------------
Income from Continuing Operations
  before Extraordinary Items and Cumulative
  Effect of Accounting Changes                               89,956              67,323                80,537
- - --------------------------------------------------------------------------------------------------------------
Loss from Discontinued Operations                               -                  -                   (3,368)
- - --------------------------------------------------------------------------------------------------------------
Income before Extraordinary Items and
  Cumulative Effect of Accounting Changes                    89,956              67,323                77,169

Extraordinary Items                                            -                (10,431)                 -

Cumulative Effect of Accounting Changes                    (100,750)           (245,624)                 -
- - --------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                           (10,794)           (188,732)               77,169
- - --------------------------------------------------------------------------------------------------------------
Retained Earnings (Deficit) - Beginning of Year            (126,264)            114,204                82,919
Deduct Cash Dividends
 Common stock                                                53,074              51,736                45,884
 Preferred stock, Series C                                    6,084                -                      -
- - --------------------------------------------------------------------------------------------------------------
Retained Earnings (Deficit) - End of Year              $   (196,216)       $   (126,264)         $    114,204
==============================================================================================================

                                                                       CONTINUED



                                                        1994                  1993                   1992
                                                        ----                  ----                   ----

                                                           (In thousands, except for per share amounts)
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK (AFTER PREFERRED
STOCK DIVIDENDS):                                      $    (16,878)       $   (188,732)         $     77,169
- - --------------------------------------------------------------------------------------------------------------

PRIMARY AND FULLY DILUTED:

Earnings (Loss) Per Common and
  Common Equivalent Share:

           Continuing operations before
              extraordinary items and
              cumulative effect of
              accounting changes                       $       1.57        $       1.29          $       1.75
           Discontinued operations                              -                   -                   (0.08)
           Extraordinary items                                  -                 (0.20)                  -
           Accounting changes                                 (1.89)              (4.72)                  -
           ---------------------------------------------------------------------------------------------------
           Net income (loss)                           $      (0.32)       $      (3.63)         $       1.67
           ===================================================================================================


CASH DIVIDENDS:

  Per common share                                     $       1.00        $       1.00          $       1.00
  Per preferred share                                  $       2.12        $        -            $        -
- - --------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                           1994                  1993                 1992
                                                           ----                  ----                 ----
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                      $    (10,794)       $   (188,732)         $     77,169
- - --------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                            99,393             121,508               125,812
    Equity in income of investees
         less dividends                                     (54,646)            (88,258)                5,104
    Gain on sale and disposal of assets                      (4,369)            (34,459)              (77,950)
    Cumulative effect of accounting changes                 100,750             245,624                  -
    Extraordinary items                                        -                 10,431                  -
    Provision for (benefit from) deferred taxes               3,875              10,466               (71,973)
    Other                                                     9,724               3,614               (10,514)
    Changes in assets and liabilities, net of effects
      from acquisitions and divestitures:
         Accounts receivable                                162,092              37,099              (169,142)
         Accounts payable                                   (34,944)             25,876                22,580
         Inventories                                          1,768              18,858                 5,230
         Net  contracts in progress and advance
           billings                                          54,768              42,746               (22,073)
         Income taxes                                        (8,004)            (50,256)               52,494
         Accrued interest                                    (8,184)            (53,399)                9,506
         Accrued liabilities                                (68,127)             30,300                13,744
         Other, net                                         (23,778)             23,528               (32,118)
- - --------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                    219,524             154,946               (72,131)
- - --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions of Delta Catalytic Corporation
    and Northern Ocean Services Limited                     (85,894)               -                     -
Purchases of property, plant and
    equipment                                               (76,321)            (82,034)              (76,321)
Purchases of short-term investments,
    government obligations and
    other investments                                    (3,617,903)         (1,488,843)           (3,632,562)
Sales of short-term investments,
    government obligations and
    other investments                                     3,570,183           1,505,653             3,701,142
Proceeds from sale and disposal of assets                     6,539              74,635               112,785
Proceeds from sale of discontinued
    operations                                                 -                    -                  20,368
Acquisition of minority interest                               -                    -                 (10,267)
Other                                                        (5,395)             (1,105)                  (45)
- - --------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                   (208,791)              8,306               115,100
- - --------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                           1994                  1993                 1992
                                                           ----                  ----                 ----
                                                                            (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                              $   (222,646)       $   (119,684)         $   (239,621)
Issuance of long-term debt                                   92,841              89,000               263,818
Increase (decrease) in short-term
    borrowing                                                16,639              (9,781)             (190,109)
Issuance of common stock                                     16,441               8,034               102,963
Issuance of preferred stock                                 140,066                -                     -
Dividends paid                                              (56,773)            (51,528)              (44,075)
Other                                                          (950)             (2,287)               (2,604)
- - --------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                    (14,382)            (86,246)             (109,628)
- - --------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES
    ON CASH                                                  (2,064)             (9,069)               (1,395)
- - --------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                         (5,713)             67,937               (68,054)
- - --------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                 139,522              71,585               139,639
- - --------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
    OF YEAR                                            $    133,809        $    139,522          $     71,585
==============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:

Cash paid during the period for:
    Interest (net of amount capitalized)               $     72,159        $    143,739          $     93,145
    Income taxes                                       $     26,640        $     82,581          $     67,300
- - --------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of McDermott International, Inc. and all subsidiaries and controlled joint ventures. Investments in joint venture and other entities in which McDermott International, Inc. has a 20% to 50% interest are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1994. The notes to the consolidated financial statements are presented on the basis of continuing operations, unless otherwise stated.

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

Changes in Accounting Policies

Products Liability - As a result of the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 93-5, a company is no longer permitted to offset, for recognition purposes, reasonably possible recoveries against probable losses which had been McDermott International's practice with respect to estimated future costs for non-employee products liability asbestos claims. During the third quarter of fiscal year 1994, and effective April 1, 1993, McDermott International adopted this provision of EITF Issue No. 93-5 as a change in accounting principle and provided for estimated future costs to the extent that recovery from its insurers is not determined to be probable. McDermott International has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. However, amounts allocable to policy year 1979 are excluded from this agreement, and McDermott International's ability to recover these amounts, and amounts allocable to certain insolvent insurers, is only reasonably possible, thus a provision for these estimated future costs has been recognized. McDermott International's estimated future costs relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. As of March 31, 1994, the estimated amount of liabilities arising from all pending and future asbestos claims for non-employees was in excess of $1,100,000,000, of which less than $100,000,000 has been asserted. The estimated amount of future costs allocable to insolvent insurers and the policy year 1979 was $135,053,000. Inherent in the estimate of such future liabilities and costs are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

The cumulative effect of the accounting change at April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000), or $1.89 a share, in fiscal year 1994. The adoption of this provision of EITF Issue No. 93-5 resulted in a increase in Income before Cumulative Effect of Accounting Change of $19,947,000, or $0.37 per share, in fiscal year 1994, as costs that would have been recognized under McDermott International's prior practice are included in the cumulative effect of the accounting change. Pro forma amounts reflecting the effect of retroactive application of the accounting change to prior periods are not presented because the amounts are not determinable.

Postretirement Health Care Benefits - During the fourth quarter of 1993 and effective April 1, 1992, McDermott International adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Statement requires the accrual method of accounting for the costs of providing postretirement health and welfare benefits and expanded postretirement health and welfare plan
disclosures.   In accordance with the Statement, McDermott International
elected immediate recognition of its transition obligation and recorded $249,351,000 (net of income tax benefit of $136,228,000), or $4.79 per share, as the cumulative effect of an accounting change. In fiscal year 1993, other than the cumulative effect of the accounting change, the adoption of SFAS No. 106 resulted in a decrease in Income before Extraordinary Items and Cumulative Effect of Accounting Changes of $4,688,000, or $0.09 per share. Postretirement benefit cost for prior years has not been restated and was recognized by expensing the insurance programs' premiums, the self-insured program's claims paid, and the estimated unpaid liability for claims incurred by plan participants. The aggregate cost, including discontinued operations, was $25,458,000 in fiscal year 1992.

Income Taxes - Effective April 1, 1992, McDermott International adopted SFAS No. 109, "Accounting for Income Taxes". This statement establishes new accounting and reporting standards for the effects of income taxes. It continues the liability approach provided by its predecessor standard, SFAS No. 96, which was adopted by McDermott International in fiscal year 1989, but contains new requirements for asset recognition. It also contains new requirements regarding balance sheet classification and prior business combinations. The cumulative effect of the accounting change reflects the impact of the net reduction in enacted tax rates on temporary differences resulting from adjustments of remaining assets and liabilities acquired in the acquisition of The Babcock & Wilcox Company in 1978 from net of tax to pre-tax amounts. The cumulative effect of the accounting change on prior years at April 1, 1992 was $3,727,000, or $0.07 a share. Other than the cumulative effect, the accounting change had no material effect on fiscal year 1993.

Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U.S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity; an analysis of these adjustments follows:


                                                                  (In thousands)

Balance March 31, 1991                                               $ (8,869)
 Translation adjustments for fiscal year 1992                          (3,335)
- - --------------------------------------------------------------------------------

Balance March 31, 1992                                                (12,204)
 Translation adjustments for fiscal year 1993                         (21,581)
- - --------------------------------------------------------------------------------

Balance March 31, 1993                                                (33,785)
 Translation adjustments for fiscal year 1994                         (14,116)
- - --------------------------------------------------------------------------------

Balance March 31, 1994                                               $(47,901)
================================================================================


Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction losses of $2,260,000, $3,747,000, and $6,744,000 for fiscal years 1994, 1993 and 1992, respectively.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. There are no unbilled revenues which will not be billed. Provisions are made currently for all known or anticipated losses. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress are approximately $56,873,000 and $54,668,000 relating to commercial and U.S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1994 and 1993, respectively. International and certain of its subsidiaries keep books and file tax returns on the completed contract method of accounting.



                                                                  1994                   1993
                                                                  ----                   ----
                                                                        (In thousands)
Included in Contracts in Progress are:

Costs incurred less costs of revenue recognized             $    99,456               $ 100,144

Revenues recognized less billings to customers                  138,266                 150,425
- - ------------------------------------------------------------------------------------------------
Contracts in Progress                                       $   237,722               $ 250,569
================================================================================================

Included in Advance Billings on Contracts are:

Billings to customers less revenues recognized              $   190,501               $ 218,640

Costs incurred less costs of revenue recognized                  (8,929)                (44,931)
- - ------------------------------------------------------------------------------------------------
Advance Billings on Contracts                               $   181,572               $ 173,709
================================================================================================

McDermott International is usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems and Equipment contracts. McDermott International does not recognize such settlements or claims for additional compensation until final settlement is reached.

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                                  1994                   1993
                                                                  ----                   ----
                                                                        (In thousands)
Retainages                                                  $   109,056               $ 148,124
================================================================================================
Retainages expected to be collected after one year          $    39,370               $  56,250
================================================================================================

Of its long-term retainages at March 31, 1994, McDermott International anticipates collection as follows: $18,704,000 in fiscal year 1996, $17,452,000 in fiscal year 1997, $3,214,000 in fiscal year 1998.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined on an average cost basis except for certain materials inventories, for which the last-in first-out (LIFO) method is used. The cost of approximately 21% and 18% of total inventories was determined using the LIFO method at March 31, 1994 and 1993, respectively. Consolidated inventories at March 31, 1994 and 1993 are summarized below:

                                                                  1994                   1993
                                                                  ----                   ----
                                                                        (In thousands)
Raw Materials and Supplies                                  $    40,281               $  36,320
Work in Progress                                                 17,566                  17,678
Finished Goods                                                    8,622                  11,378
- - ------------------------------------------------------------------------------------------------
                                                            $    66,469               $  65,376
================================================================================================




Warranty Expense

Estimated warranty expense which may be required to satisfy contractual requirements, primarily of the Power Generation Systems and Equipment segment, is accrued relative to revenue recognition on the respective contracts. In addition, specific provisions are made where the costs of warranty are expected to significantly exceed such accruals.

Environmental Clean-up Costs

McDermott International accrues for future decommissioning and decontamination of its nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a condition of its licenses from the Nuclear Regulatory Commission. Such accruals are based on the estimated cost of those activities over the economic useful life of each facility, which is estimated at 40 years. During fiscal year 1992, the provision was reduced $14,900,000 as a result of a Department of Energy grant for one facility.

Research and Development

The cost of research and development which is not performed on specific contracts is charged to operations as incurred. Such expense was approximately $21,036,000, $19,459,000 and $21,300,000 in fiscal years 1994, 1993 and 1992, respectively. In addition, expenditures on research and development activities of approximately $48,112,000, $42,082,000 and $67,100,000 in fiscal years 1994,
1993 and 1992, respectively, were paid for by customers of McDermott International.

Depreciation, Maintenance and Repairs and Drydocking Expenses

Except for major marine vessels, property, plant and equipment is depreciated on the straight-line method, using estimated economic useful lives of 8 to 40 years for buildings and 2 to 28 years for machinery and equipment.

Major marine vessels are depreciated on the units-of-production method based on the utilization of each vessel. Depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation, or 50% of cumulative straight-line depreciation.

Maintenance, repairs and renewals which do not materially prolong the useful life of an asset are expensed as incurred except for drydocking costs for the marine fleet, which are estimated and accrued over the period of time between drydockings, and such accruals are charged to operations currently.


Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased Businesses

Excess of the cost over fair value of net assets of purchased businesses primarily pertains to The Babcock & Wilcox Company, which is being amortized on a straight-line basis over forty years.

Capitalization of Interest Cost

In fiscal years 1994, 1993 and 1992, total interest cost incurred was $65,296,000, $92,111,000 and $104,946,000, respectively, of which $1,321,000,
$1,771,000 and $2,625,000, respectively, was capitalized.


Earnings Per Share

Primary earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted earnings per share include the dilutive effect of stock options and appreciation rights.


Cash Equivalents

Cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which are not held as part of the long-term investment portfolio.


Investments

Investments in government obligations and other investments (principally debt investments) held as a long-term investment are carried at amortized cost. At March 31, 1994 the market and face values of the government obligations were $393,331,000 and $397,300,000, and other investments were $317,705,000 and
$339,016,000, respectively. See Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the future adoption of FASB Statement No. 115, "Accounting for Investments in Debt and Equity Securities".


Forward Exchange Contracts

McDermott International enters into forward exchange contracts primarily as hedges relating to identifiable currency positions. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. Gains and losses on forward exchange contracts which hedge exposures on firm foreign currency commitments are deferred and recognized as adjustments to the bases of those assets. Gains and losses on forward exchange contracts which hedge foreign currency assets or liabilities are recognized in income as incurred. Such amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

At March 31, 1994, McDermott International had forward exchange contracts to purchase $328,881,000 in foreign currencies (primarily Canadian Dollars and Dutch Guilders), and to sell $281,787,000 in foreign currencies (primarily Canadian Dollars, Japanese Yen, Dutch Guilders, British Pounds, and Saudi Riyals), at varying maturities from fiscal year 1995 through 1998.

NOTE 2 - ACQUISITIONS

On February 28, 1994, McDermott International acquired Northern Ocean Services Limited ("NOS") for $57,645,000. NOS owns and operates 2 major marine construction vessels and specialized construction equipment for providing subsea and trenching services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing. The purchase has been reflected in the consolidated balance sheet of McDermott International. Results of NOS's operations from the date of acquisition to March 31, 1994 have been included in McDermott International's consolidated results and are included in the Marine Construction Services' segment. Results for the one month ended March 31, 1994 were not material to the consolidated financial statements of McDermott International.

During June 1993, the Delaware Company acquired a controlling interest in Delta Catalytic Corporation ("DCC") of Calgary, Alberta, Canada for $28,249,000.
This was the first step in a two-step transaction which will be completed during fiscal year 1997, when the Delaware Company intends to acquire the balance of DCC. The purchase price for the second step in fiscal year 1997 will be determined based upon DCC's earnings for the period from November 1992 to October 1996. DCC provides engineering, procurement, construction and maintenance services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing. The purchase has been reflected in the consolidated balance sheet of McDermott International. Results of DCC's operations from the date of acquisition to March 31, 1994 have been included in McDermott International's consolidated results and are included in the Marine Construction Services' segment. Revenues, segment operating income and net income were $228,822,000, $7,207,000, and $182,000, respectively, for the ten months ended March 31, 1994.

The following pro forma income statement information for McDermott International is presented as though the acquisitions of NOS and DCC had occurred on April 1, 1992.

                                                                              FISCAL YEAR ENDED

                                                                 3/31/94                            3/31/93
                                                                 -------                            -------
                                                                                (Unaudited)
                                                                               (In thousands)
Revenues                                                        $ 3,164,468                      $ 3,709,911

Income before Extraordinary Items and
    Cumulative Effect of Accounting Changes                     $    94,704                      $    64,428

Net Income (Loss)                                               $    (6,046)                     $  (191,627)

Earnings (Loss) Per Common and Common
    Equivalent Share:
       Income before extraordinary items and
          cumulative effect of accounting changes               $      1.66                      $      1.24

       Net income (loss)                                        $     (0.23)                     $     (3.68)


The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions of NOS and DCC been consummated as of the above dates, nor are they necessarily indicative of future operating results.

The acquisitions were accounted for under the purchase method. The excess of cost over fair value of net assets of purchased businesses of DCC and NOS is
being amortized over a period of 10 years.   The purchase price of DCC has been
allocated to the underlying assets and liabilities based on fair values at the date of acquisition, while the purchase price of NOS has been allocated to the underlying assets and liabilities based on estimated fair values at the date of
acquisition.  Such estimates may be revised at a later date.    A summary of
the purchase price allocation for DCC and NOS is as follows:


                                                         (In thousands)
Net Working Capital                                        $     (602)
Excess of Cost Over Fair Value of Net Assets
    of Purchased Businesses                                    32,832
Net Property, Plant and Equipment                              68,003
Other Non-Current Liabilities, Net                            (14,339)
- - ----------------------------------------------------------------------

    Total                                                  $   85,894
======================================================================


NOTE 3    -  INVESTMENTS IN JOINT VENTURES AND OTHER ENTITIES

During December 1991, McDermott International reduced its participation in the nuclear fuel assembly and commercial nuclear services business by selling a portion of its interests in B&W Fuel Company ("BWFC") and B&W Nuclear Service Company ("BWNSC") to a consortium of U. S. subsidiaries of three French companies and the U. S. subsidiary of Framatome S.A. ("Framatome"), respectively. McDermott International retained a 25% interest in BWFC and BWNSC. Both joint ventures were accounted for on a cost basis after the sale as McDermott International no longer exercised significant influence over these joint ventures. Prior to the sale, BWFC was part of McDermott International's consolidated financial statements and BWNSC was accounted for as an equity investment. Under the terms of the December 1991 sales agreements, Framatome purchased a 25% interest in BWNSC for $45,000,000 and the three French companies, which included Framatome, purchased a 26% interest in BWFC for $13,800,000. In addition, McDermott International was paid $17,000,000 relating to fees earned from, and the termination of, a management services agreement and received $33,820,000 in loan proceeds. On March 30, 1993, McDermott International sold its remaining interests in BWFC and BWNSC to the same parties for $10,150,000 and $32,440,000, respectively, and loans of $33,820,000 were repaid.

Included in the Consolidated Statement of Income (Loss) and Retained Earnings (Deficit) are revenues of $44,639,000 and a loss of $419,000 applicable to BWFC operations, for the fiscal year ended March 31, 1992. Included in Equity in Income of Investees was income applicable to BWNSC of $5,179,000 for the fiscal year ended March 31, 1992. Included in Other-net were gains on the sales of $23,968,000 and $57,397,000 for the fiscal years ended March 31, 1993 and 1992, respectively, and income from management fees and services applicable to these operations of $8,446,000 for the fiscal year ended March 31, 1992.

During December 1991, McDermott International and ETPM S.A. negotiated the internal reorganization of the ETPM joint venture. As a result of these negotiations, McDermott International's ownership of McDermott-ETPM East increased from 56.8% to 67.2% and ownership of McDermott-ETPM West decreased from 56.8% to 49.9%. McDermott-ETPM East operates in the Middle East and India; McDermott-ETPM West operates in the North Sea, West Africa and South America. Since December 17, 1991, McDermott International's investment in McDermott-ETPM West, has been accounted for on the equity method.

Included in the Consolidated Statement of Income (Loss) and Retained Earnings (Deficit), during fiscal year 1992, are revenues of $302,766,000 and income of $4,104,000 applicable to McDermott-ETPM West operations, prior to deconsolidation in December 1991. After deconsolidation, a loss of $6,058,000 was included in Equity in Income of Investees in fiscal year 1992.

McDermott International's investments in joint ventures and other entities, which are accounted for on the equity method, were $128,006,000 and $76,996,000 at March 31, 1994 and 1993, respectively. Transactions with entities for which investments are accounted for by the equity method included sales to ($89,123,000, $91,448,000 and $79,061,000 in fiscal years 1994, 1993 and 1992, respectively), including approximately $49,121,000, $47,535,000 and $33,681,000 attributable to leasing activities in fiscal years 1994, 1993 and 1992, respectively, and purchases from ($137,942,000, $76,396,000, and $35,279,000 in fiscal years 1994, 1993 and 1992, respectively) these entities. Included in Accounts receivable-trade at March 31, 1994 and 1993 are $29,883,000 and $45,954,000 of receivables with unconsolidated investees.

In fiscal year 1994, McDermott International recognized revenues of $131,000,000 for work subcontracted to HeereMac. In fiscal year 1992, McDermott International recognized a gain of $5,100,000 on the sale of certain ancillary marine equipment (cost of $14,918,000 and accumulated depreciation of $14,851,000) to HeereMac for $10,267,000. During fiscal year 1992, additional investments of $18,498,000 were made in the HeereMac joint venture. HeereMac subsequently used these funds to settle amounts owed to McDermott International for equipment charters.

At March 31, 1994 and 1993, property, plant and equipment included $409,952,000 and $464,101,000, and accumulated depreciation included $221,503,000 and $247,920,000, respectively, of marine equipment that is leased to unconsolidated investees. Dividends received from unconsolidated investees were $65,214,000, $33,202,000 (including a return of capital of $27,402,000), and $12,346,000, in fiscal years 1994, 1993 and 1992, respectively.

Summarized combined balance sheet and income statement information based on the most recent financial information for McDermott International's equity investments in joint ventures and other entities are presented below:


                                                                         1994                  1993
                                                                         ----                  ----
                                                                               (In thousands)

         Current Assets                                             $     608,053        $     486,029
         Non-Current Assets                                               359,678              338,392
         ----------------------------------------------------------------------------------------------
             Total Assets                                           $     967,731        $     824,421
         ==============================================================================================
         Current Liabilities                                        $     461,306        $     366,834
         Non-Current Liabilities                                          244,640              317,244
         Owners' Equity                                                   261,785              140,343
         ----------------------------------------------------------------------------------------------
             Total Liabilities and
               Owners' Equity                                       $     967,731        $     824,421
         ==============================================================================================


                                                               1994               1993               1992
                                                               ----               ----               ----
                                                                             (In thousands)

         Revenues                                        $     1,160,363     $    1,299,364     $    619,259
         Gross Profit                                    $       361,699     $      393,241     $    146,350

         Income (Loss) before Provision for
           Income Taxes                                  $       232,366     $      203,592     $     (6,700)
         Provision for Income Taxes                               13,539              4,754            1,973
         ----------------------------------------------------------------------------------------------------
         Net  Income (Loss)                              $       218,827     $      198,838     $     (8,673)
         ====================================================================================================



NOTE 4 - INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted. All income has been earned outside of Panama and McDermott International is not subject to income tax in Panama on income earned outside of Panama. Therefore, there is no expected relationship between the provision for, or benefit from, income taxes and income, or loss, before income taxes. The major reason for the variations in such relationships is that income is earned within and subject to the taxation laws of various countries, each of which has a regime of taxation which varies from that of any other country (not only with respect to nominal rate but also with respect to the allowability of deductions, credits and other benefits) and because the proportional extent to which income is earned in, and subject to tax by, any particular country or countries varies from year to year.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1994 and 1993 were as follows:

                                                                                 1994                   1993
                                                                                 ----                   ----
                                                                                      (In thousands)

    Deferred tax assets:
       Accrued warranty expense                                           $       11,745          $     13,968
       Accrued provisions for facility
           closings and dispositions                                               2,647                 4,360
       Accrued vacation pay                                                        9,726                 9,680
       Accrued liabilities for self-insurance
           (including postretirement health
           care benefits)                                                        186,146               181,892
       Accrued liabilities for executive and
           employee incentive compensation                                        14,621                13,620
       Accrued pension liability                                                   7,260                 5,260
       Accrued interest on proposed tax
           deficiencies                                                           11,874                12,710
       Allowance for doubtful accounts                                             1,402                 6,566
       Long-term contracts                                                        35,461                 7,611
       Investments in joint ventures                                               7,111                 6,799
       Net operating loss carryforwards                                           19,773                34,277
       Environmental and products liabilities                                     57,293                 6,388
       Other                                                                      25,710                26,132
       --------------------------------------------------------------------------------------------------------
           Total deferred tax assets                                             390,769               329,263

       Valuation allowance for deferred tax assets                               (26,576)              (29,524)
       --------------------------------------------------------------------------------------------------------

           Net deferred tax assets                                               364,193               299,739
       --------------------------------------------------------------------------------------------------------

                                                                                 1994                   1993
                                                                                 ----                   ----

                                                                                       (In thousands)
    Deferred  tax liabilities:
       Property, plant and equipment                                      $       92,671          $     90,906
       Long-term contracts                                                        13,047                 9,751
       Prepaid pension costs                                                      94,274                85,597
       Investments in joint ventures                                              28,056                27,463
       Other                                                                       1,818                 1,781
    -----------------------------------------------------------------------------------------------------------

           Total deferred tax liabilities                                        229,866               215,498
    -----------------------------------------------------------------------------------------------------------
           Net deferred tax assets                                        $      134,327          $     84,241
    ===========================================================================================================

Income from continuing operations before provision for income taxes, extraordinary items and cumulative effect of accounting changes was as follows:

                                                       1994                     1993                  1992
                                                       ----                     ----                  ----

                                                                           (In thousands)

U. S.                                         $       (53,574)            $      (40,505)        $      55,795
Other than U. S.                                      168,528                    147,927                68,011
- - ---------------------------------------------------------------------------------------------------------------
                                              $       114,954             $      107,422         $     123,806
===============================================================================================================
The provision for income taxes consists of:



                                                      1994                       1993                 1992
                                                      ----                       ----                 ----

                                                                            (In thousands)
Current:
   U. S. - Federal                            $       (15,029)            $       (9,823)        $      85,899
   U.S. - State and local                               1,804                        630                15,939
   Other than U. S.                                    34,348                     38,826                13,404
- - ---------------------------------------------------------------------------------------------------------------
         Total current                                 21,123                     29,633               115,242
- - ---------------------------------------------------------------------------------------------------------------
Deferred:
   U. S. - Federal                                     (1,798)                     4,909               (67,386)
   U. S. - State and local                             (4,392)                     1,115                (7,374)
   Other than U. S.                                    10,065                      4,442                 2,787
- - ---------------------------------------------------------------------------------------------------------------
         Total deferred                                 3,875                     10,466               (71,973)
- - ---------------------------------------------------------------------------------------------------------------
Provision for Income Taxes                    $        24,998             $       40,099         $      43,269
===============================================================================================================

The current provision for other than U. S. income taxes in 1994 and 1993 includes a reduction of $22,515,000 and $26,606,000, respectively, for the benefit of net operating loss carryforwards.

During fiscal year 1992, a decision was entered in the United States Tax Court concerning the Delaware Company's U.S. income tax liability for the fiscal year ended March 31, 1983 disposing of all significant U.S. federal income tax issues for that year. The IRS has issued notices for fiscal years 1984 through 1988 asserting deficiencies in the amounts of net operating losses and taxes reported. The deficiencies are based on issues substantially similar to those of earlier years. The Delaware Company believes that any income taxes ultimately assessed will not exceed amounts already provided.

Pursuant to a stock purchase and sale agreement (the "Intercompany Agreement"), the Delaware Company has the right to sell to International and International has the right to buy from the Delaware Company, 100,000 units, each unit consisting of one share of International Common Stock and one share of International Series A Participating Preferred Stock, at a price based primarily upon the stockholders' equity of McDermott International at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised, and, to a limited extent, upon the price-to-book value of the Dow Jones Industrial Average. At April 1, 1994, the current unit value was $2,039 and the aggregate current unit value for the Delaware Company's 100,000 units was $203,943,000. The net proceeds to the Delaware Company from the exercise of any rights under the Intercompany Agreement would be subject to U. S. federal, state and other applicable taxes. No tax provisions have been established, since there is no present intention by either party to exercise such rights.

NOTE 5 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of:                                                        1994               1993
                                                                                   ----               ----

                                                                                       (In thousands)

Unsecured Debt:

    Series A Medium Term Notes (maturities ranging
      from 3 to 9 years; interest at various rates ranging
      from 7.92% to 9.00%)                                                        $  75,000          $   75,000

    Series B Medium Term Notes (maturities ranging
      from 4 to 29 years; interest at various rates ranging
      from 6.50% to 8.75%)                                                          101,000              14,000

    9.375% Notes due 2002 ($225,000,000 face value)                                 224,428             224,386

    10.25% Notes due June 1995                                                      150,000             150,000

    12.25% Senior subordinated notes due 1998                                          -                189,400

    Other notes payable through 2009 (interest at
      various rates ranging to 6.80%)                                                26,306              26,187

Secured Debt:

    10.375% Note payable due 1998                                                    90,400             105,400

    Other notes payable through 2012 and
      capitalized lease obligations                                                  24,964               8,251
- - ----------------------------------------------------------------------------------------------------------------
                                                                                    692,098             792,624
Less:  Amounts due within one year                                                   25,032             209,413
- - ----------------------------------------------------------------------------------------------------------------
                                                                                  $ 667,066          $  583,211
================================================================================================================

As defined in the Indenture, the 10.25% Notes due 1995 may be redeemed at the option of the holders upon a change of control of International. The Indenture, and the Indenture for the 9.375% Notes due 2002 and the Series A and B Medium Term Notes, contain certain covenants which restrict the amount of funded indebtedness that the Delaware Company may incur, and place limitations on certain restricted payments, certain transactions between affiliates, the creation of certain liens and the amendment of the Intercompany Agreement.

Pursuant to its right of redemption, on March 31, 1993, the Delaware Company deposited cash into trusts for the purpose of redeeming its 9.625% Sinking Fund Debentures, 10% Subordinated Debentures, and 10.20% Sinking Fund Debentures. These redemptions resulted in an extraordinary loss of $2,429,000 (net of income tax benefit of $1,252,000), in fiscal year 1993. Also on March 31, 1993, pursuant to its redemption option, McDermott International provided for the loss associated with the redemption and subsequent extinguishment of its 12.25% Senior Subordinated Notes due in 1998 resulting in an extraordinary loss of $7,392,000 (net of income tax benefit of $3,808,000). Additionally, during October 1992, the Delaware Company repurchased $10,600,000 aggregate principal amount of its 12.25% Senior Subordinated Notes due 1998 resulting in an extraordinary loss of $610,000 (net of income tax benefit of $314,000).

In management of its net interest costs (expense on debt and income on investments), McDermott International entered into interest rate swap agreements with certain banks which effectively change the fixed interest rates
on certain long-term notes payable.   Net amounts to be paid or received as a
result of these agreements are accrued as adjustments to interest expense over the terms of these contracts. Gains realized as a result of terminating agreements in fiscal year 1993 were deferred and were recognized as reductions of interest expense over the original terms of the agreements. Interest rate swaps resulted in a reduction of interest expense of $5,782,000 and $6,961,000 in fiscal year 1994 and 1993, respectively. At March 31, 1994, McDermott International had an interest rate swap outstanding on the current notional principal of $90,400,000 of its 10.375% note payable due 1998. This interest rate swap effectively changes the fixed rate to a variable rate based on the London Interbank Offered Rate and is expected to effectively reduce interest costs on the note over the remaining term to maturity.

McDermott International's 10.375% Note payable due 1998 is secured by a letter of credit issued by a U. S. bank. The letter of credit was secured by $100,906,000 amortized cost (market value of $100,160,000) of McDermott International's long term portfolio at March 31, 1994. The outstanding principal is repayable in semi-annual payments with the final installment due June 20, 1998. The letter of credit and collateral amounts decline as the loan principal is repaid.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1994 are as follows: 1995 - $25,032,000; 1996 - $174,571,000; 1997 -
$26,216,000; 1998 - $73,467,000;  1999 - $42,462,000.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1994, substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on International's liquidity.

At March 31, 1994 and 1993, McDermott International had available to it various uncommitted short-term lines of credit from banks totaling $246,412,000 and $129,734,000, respectively. Borrowings by McDermott International against these lines of credit at March 31, 1994 and 1993 were $37,512,000 and $775,000, respectively. In addition, the Babcock & Wilcox Company had available to it a $128,000,000 unsecured and committed revolving line of credit facility. Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder, which commitments are subject to reduction based upon the ratio of the borrower's consolidated net tangible assets to specified indebtedness plus unused commitments. In addition, it is a condition to borrowing under the revolving credit facility that the borrower's consolidated net tangible assets exceed a certain level. There were no borrowings against this facility at March 31, 1994 and 1993. DCC had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,493,000 which expires on May 31, 1997. No borrowings were outstanding against this facility at March 31, 1994.

NOTE 6 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - McDermott International provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada, or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service. McDermott International's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law. At January 1, 1994 and 1993, approximately one- half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U. S. Government securities and investments of a short-term nature.

U. S. Pension Plans:

The net periodic pension cost (benefit) for fiscal years 1994, 1993 and 1992 included the following components:

                                                            1994                 1993                   1992
                                                            ----                 ----                   ----

                                                                            (In thousands)
Service cost - benefits earned
    during the period                               $      21,035            $   20,443            $     18,467
Interest cost on projected
    benefit obligation                                     62,827                57,259                  52,462
Actual return on plan assets                             (166,978)              (59,897)               (165,702)
Net amortization and deferral                              81,509               (27,687)                 94,959
- - ----------------------------------------------------------------------------------------------------------------

Net periodic pension cost (benefit)                  $     (1,607)           $   (9,882)           $        186
================================================================================================================


Due to the sale of its welded tubular line of business, the loss from discontinued operations in fiscal year 1992 includes a net after-tax gain of $1,659,000 resulting from the recognition of a curtailment and settlement of a related hourly pension plan.

Due to the sale of interests in its two nuclear joint ventures, income from continuing operations in fiscal year 1992 includes a net after-tax gain of $1,615,000 resulting from the curtailment and settlement of a related salaried pension plan. The remeasurement of net periodic pension cost increased pre-tax income from continuing operations by $2,074,000.

The following table sets forth the U. S. plans' funded status and amounts recognized in McDermott International's consolidated financial statements:

                                                Plans for Which                       Plans for Which
                                                 Assets Exceed                          Accumulated
                                                  Accumulated                             Benefits
                                                   Benefits                            Exceed Assets
                                           -------------------------               ---------------------
                                           1994                 1993               1994             1993
                                           ----                 ----               ----             ----
                                                                     (In thousands)
Actuarial present value  of
    benefit obligations:
    Vested benefit
       obligation                      $    532,205         $    453,129        $   129,862        $  98,545
=============================================================================================================
    Accumulated benefit
       obligation                      $    596,595         $    500,753        $   160,974        $ 119,838
=============================================================================================================
    Projected benefit
       obligation                      $    690,970         $    608,901        $   165,075        $ 125,187

Plan assets at fair value                   964,646              871,476            119,493           81,829
- - -------------------------------------------------------------------------------------------------------------
Projected benefit obliga-
    tion (in excess of) or
    less than plan assets                   273,676              262,575            (45,582)         (43,358)

Unrecognized net gain                        (1,464)             (12,986)            (3,989)             (25)

Unrecognized prior service cost             (14,462)               5,372             18,356           15,847

Unrecognized transition asset               (45,157)             (53,722)            (2,091)            (180)

Adjustment required to
    recognize minimum
    liability                                  -                    -                (8,414)         (11,220)
- - -------------------------------------------------------------------------------------------------------------
Prepaid pension cost
    (pension liability)                $    212,593         $    201,239        $   (41,720)       $ (38,936)
=============================================================================================================

The assumptions used in determining the funded status of the U. S. plans were:

                                                  1994                    1993                  1992
                                                  ----                    ----                  ----
Actuarial assumptions:
    Discount rate                                 7.5%                    8.5%                  8.5%
- - -----------------------------------------------------------------------------------------------------
    Rate of increase in future
       compensation levels                        4.5%                    5.0%                  5.0%
- - -----------------------------------------------------------------------------------------------------
    Expected long-term rate of
       return on assets                           8.5%                    8.5%                  8.5%
- - -----------------------------------------------------------------------------------------------------

The changes in the discount rate and the rate of increase in future compensation levels for the U. S. plans increased the projected benefit obligation at March 31, 1994. This net increase includes an increase of $101,960,000 due to the change in discount rate and a decrease of $15,233,000 due to the change in the rate of increase in future compensation levels.

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," McDermott International recorded, during 1994 and 1993, an additional minimum liability for certain of its U. S. plans of $8,414,000 and $11,220,000, respectively. These liabilities resulted in recognition of intangible assets of $7,457,000 and $11,144,000 and reductions in stockholders' equity of $931,000 and $74,000, respectively, in fiscal year 1994 and 1993.

The two principal U. S. ERISA pension plans provide that, subject to certain limitations, any excess assets in such plans would be used to increase pension benefits if certain events occurred within a 60 month period following a change in control of International.


Non-U. S. Pension Plans:

The net periodic pension benefit for fiscal years 1994, 1993 and 1992 included the following components:

                                                            1994                   1993                  1992
                                                            ----                   ----                  ----

                                                                              (In thousands)
Service cost - benefits earned
    during the period                                $      3,816               $   6,442              $    5,448
Interest cost on projected
    benefit obligation                                     10,027                  10,710                  10,688
Actual return on plan assets                              (32,477)                (28,480)                (12,180)
Net amortization and deferral                              12,297                  10,090                  (5,409)
- - ------------------------------------------------------------------------------------------------------------------

Net periodic pension benefit                         $     (6,337)              $  (1,238)             $   (1,453)
==================================================================================================================


Due to a reduction in workforce at one of its foreign subsidiaries, income from continuing operations before cumulative effect of accounting change in fiscal year 1994 includes a net after-tax loss of $1,456,000 resulting from the curtailment of a related plan.

The following table sets forth the non-U. S. plans' funded status (assets exceed accumulated benefits) and amounts recognized in McDermott
International's consolidated financial statements:


                                                                   1994                            1993
                                                                   ----                            ----

                                                                              (In thousands)
Actuarial present value of
    benefit obligations:
    Vested benefit obligation                                 $    117,612                 $       85,191
============================================================================================================
    Accumulated benefit obligation                            $    126,387                 $       92,797
============================================================================================================

    Projected benefit obligation                              $    146,850                 $      119,491

Plan assets at fair value                                          203,797                        184,630
- - ------------------------------------------------------------------------------------------------------------
Projected benefit obligation (in
    excess of) or less than plan
    assets                                                          56,947                         65,139

Unrecognized net (gain) loss                                         1,765                         (5,687)

Unrecognized prior service cost                                      4,138                          4,712

Unrecognized transition asset                                      (28,891)                       (33,625)
- - ------------------------------------------------------------------------------------------------------------
Net prepaid pension cost                                      $     33,959                 $       30,539
============================================================================================================


The assumptions used in determining the funded status of the non-U. S. plans were:


                                                    1994                    1993                     1992
                                                    ----                    ----                     ----
Actuarial assumptions:
    Discount rate                                 7.5-8.0%                8.5-9.5%                 8.5-9.5%
- - ------------------------------------------------------------------------------------------------------------
    Rate of increase in future
       compensation levels                        4.5-6.0%                5.0-7.5%                 5.0-7.5%
- - ------------------------------------------------------------------------------------------------------------
    Expected long-term rate of
       return on plan assets                      8.0-9.0%                8.5-9.0%                 8.5-9.0%
- - ------------------------------------------------------------------------------------------------------------

The changes in the discount rate and the rate of increase in future compensation levels for the non-U. S. plans increased the projected benefit obligation at March 31, 1994. This net increase includes an increase of $40,257,000 due to the change in discount rate and a decrease of $10,767,000 due to the change in the rate of increase in future compensation levels.

Multiemployer Plans - One of McDermott International's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $8,367,000, $4,687,000 and $4,886,000 in fiscal years 1994, 1993 and 1992, respectively.

Postretirement Health Care and Life Insurance Benefits - McDermott International offers postretirement health care and life insurance benefits to substantially all of its retired regular full-time employees, including those associated with discontinued operations, except certain non-resident alien retired employees who are not citizens of a European Community country or who, while employed, did not earn income in the United States, Canada or the United Kingdom. McDermott International shares the cost of providing these benefits with all affected retirees, except for certain life insurance plans. Postretirement health care and life insurance benefits are offered under separate defined benefit postretirement plans to union and non-union employees. The health care plans are contributory and contain cost-sharing provisions such as deductibles and coinsurance; the life insurance plans are contributory and non-contributory. McDermott International does not fund any of its plans.

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                                                    1994                1993
                                                                                    ----                ----
                                                                                         (In thousands)
Accumulated Postretirement Benefit Obligation:
    Retirees                                                                 $     359,624      $      327,612
    Fully eligible active participants                                              20,038              17,907
    Other active plan participants                                                  72,039              52,355
- - ---------------------------------------------------------------------------------------------------------------
                                                                                   451,701             397,874

Unrecognized net loss                                                              (43,294)               (274)
- - ---------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                          $     408,407      $      397,600
===============================================================================================================
Weighted-average discount rate                                                        7.5%                8.5%
===============================================================================================================

The accumulated postretirement benefit obligation in the above table includes $408,675,000 and $362,403,000 for McDermott International's health care plans and $43,026,000 and $35,471,000 for McDermott International's life insurance plans at March 31, 1994 and 1993, respectively. The increase in the unrecognized net loss at March 31, 1994 was primarily attributable to the change in the discount rate.

Net periodic postretirement benefit cost for fiscal years 1994 and 1993 included the following components:

                                                                                    1994                1993
                                                                                    ----                ----
                                                                                        (In thousands)
    Service cost                                                             $       3,570      $        3,292
    Interest cost                                                                   32,507              32,000
    Net amortization and deferral                                                       19                -
- - ---------------------------------------------------------------------------------------------------------------

Net periodic postretirement benefit cost                                     $      36,096      $       35,292
===============================================================================================================


For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 12-1/2% was assumed for 1994 and 13-1/2% for 1993. In both years, the rate was assumed to decrease gradually to 5% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1994 by $26,947,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal 1994 by $2,393,000.

Employees of McDermott International who are not U.S. citizens and located in certain foreign countries are covered by various foreign postretirement benefit arrangements. McDermott International has not yet adopted SFAS No. 106 for these foreign plans. The effect of initial adoption will be reported as the cumulative effect of an accounting change and is not expected to have a material effect on the consolidated financial statements of McDermott International.

Postretirement Benefits - See Management's Discussion and Analysis of Financial Condition and Results of Operations regarding future adoption of FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits."

NOTE 7 - SALE OF ACCOUNTS RECEIVABLE

In December 1992, The Babcock & Wilcox Company renewed an agreement for an additional period of three years with a certain U.S. bank, whereby it can sell, up to a maximum limit of $225,000,000, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. At March 31, 1994, approximately $170,000,000 of receivables had been sold for cash under this agreement. Included in Other-net income were expenses recorded on the sale of receivables which represent bank fees and discounts of $8,699,000, $7,851,000 and $12,564,000 for the fiscal years ended March 31, 1994, 1993 and 1992, respectively.


NOTE 8 - SUBSIDIARY'S REDEEMABLE PREFERRED STOCKS

At March 31, 1994 and 1993, 13,000,000 shares of Delaware Company Preferred Stock, with a par value of $1 per share, were authorized. Of the authorized shares, 2,818,780 shares of Series A Preferred Stock, and 3,474,652 and 3,724,629 shares of Series B Preferred Stock, respectively, were outstanding (in each case, exclusive of shares owned by the Delaware Company) at March 31, 1994 and 1993. The outstanding shares are entitled to $31.25 per share in liquidation. Preferred dividends of approximately $15,900,000 are classified as minority interest in Other Income (Expense) in each of the fiscal years 1994, 1993 and 1992. Both series of Preferred Stock are entitled to general voting rights of one-half vote for each share. The Board of Directors of the Delaware Company may authorize additional series of Preferred Stock, and may set terms of each new series except that the Delaware Company cannot create any series of stock senior to the existing Series A and Series B Preferred Stock without the consent of the holders of at least 50% of the shares of such Preferred Stock.

Each share of the outstanding Series A Preferred Stock is convertible into one share of Common Stock of International plus $0.10 cash. Series A and Series B Preferred Stock are redeemable at the option of the Delaware Company at $31.25 per share plus accrued dividends. On March 31, 1995 and each subsequent year through March 31, 2008, the Delaware Company is obligated to redeem, at a redemption price of $31.25 plus accrued dividends, 313,878 shares of Series A Preferred Stock. On March 31, 1995, March 31 of the fiscal years 1996 through 2006, and March 31 of the fiscal years 2007 and 2008, the Delaware Company is obligated to redeem 315,877, 252,702 and 189,526 shares of Series B Preferred Stock, respectively. For the five fiscal years subsequent to March 31, 1994, the obligation to redeem the Series A and B Preferred Stock is $19,680,000 for fiscal year 1995 and $17,706,000 for each of the fiscal years 1996 through 1999. The Delaware Company may apply to the mandatory sinking fund obligations any Series A or B Preferred Stock it has reacquired, redeemed or surrendered for conversion which have not been previously credited against the mandatory sinking fund obligations. The Delaware Company applied 313,878 shares of Series A Preferred Stock and 180,700 shares of Series B Preferred Stock that it owned and redeemed 135,177 shares of Series B Preferred Stock to satisfy the March 31, 1994 mandatory sinking fund obligations. During fiscal year 1994, 114,800 shares of Series B Preferred Stock were purchased on the open market. At March 31, 1994, 49,637 shares of Series A Preferred Stock have been converted to date and the Delaware Company owned 1,575,505 shares of Series A Preferred Stock.

NOTE 9 - CAPITAL STOCK

Common Stock - Changes in Common and Series C Preferred Stock during the three years ended March 31, 1994 are summarized below:

                                                                           COMMON STOCK
                                                    SERIES C               ------------               CAPITAL  IN
                                                   PREFERRED                            PAR            EXCESS OF
                                                     STOCK             SHARES          VALUE           PAR VALUE
                                                     -----             ------          -----          -----------

                                                                     (In thousands except for share data)

Balance, March 31, 1991                          $    -             44,069,349      $  44,069          $  451,935
- - ------------------------------------------------------------------------------------------------------------------
Shares issued upon exercise of
  stock options                                       -                145,357            145               1,992
Stock plan restricted stock
  purchases (net of forfeitures)                      -                124,860            125                -
Shares issued in public offering                      -              6,900,000          6,900              93,801
Contributions to Company Thrift Plan                  -                115,787            116               2,231
Deferred career executive stock
  plan expense                                        -                   -                -                1,831
- - ------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1992                               -             51,355,353         51,355             551,790
- - ------------------------------------------------------------------------------------------------------------------
Shares issued upon exercise of
  stock options                                       -                367,309            368               7,524
Stock plan restricted stock
  purchases (net of forfeitures)                      -                142,245            142                 -
Contributions to Company Thrift Plan                  -                347,054            347               7,642
Deferred career executive stock
  plan expense                                        -                   -                -                1,373
- - ------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1993                               -             52,211,961         52,212             568,329
- - ------------------------------------------------------------------------------------------------------------------
Preferred shares issued                              2,875                -                -              137,191
Shares issued upon exercise of
  stock options                                       -                783,285            783              15,509
Stock plan restricted stock
  purchases (net of forfeitures)                      -                148,830            149                 -
Contributions to Company Thrift Plan                  -                300,391            300               7,684
Deferred career executive stock
  plan expense                                        -                   -                -                2,274
- - ------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1994                          $   2,875          53,444,467      $  53,444          $  730,987
==================================================================================================================


The Panamanian regulations relating to acquisitions of securities of companies, such as International, registered with the National Securities Commission require, among other matters, that detailed disclosure concerning the offeror, which is subject to review by either the Panamanian National Securities Commission or the Board of Directors of the subject company, be finalized prior to the beneficial acquisition of more than 5 percent of the outstanding shares of any class of stock. Transfers of securities in violation of these regulations are invalid and cannot be registered for transfer.

At March 31, 1994 and 1993, 85,521,703 and 77,823,347 shares of Common Stock, respectively, were reserved for issuance in connection with the conversion and redemption of the Delaware Company's Series A Preferred Stock, the conversion of International's Series C Preferred Stock, the exercise of International Rights, stock options and awards of restricted stock pursuant to the 1992 Officer Stock Program (and its predecessor programs) and the 1992 Director Stock Program, and contributions to the Thrift Plan.

International Preferred Stock - At March 31, 1994 and 1993, 25,000,000 shares of Preferred Stock were authorized. Of the authorized shares, 100,000 shares of Series A Participating Preferred Stock (the "Participating Preferred Stock") and 80,000 and 90,000 shares of Series B Non-Voting Preferred Stock (the "Non-Voting Preferred Stock"), respectively, were issued and owned by the Delaware Company at March 31, 1994 and 1993. The Non-Voting Preferred Stock is currently callable by International at $275 per share and 10,000 shares are to be redeemed each year by International at $250 per share. The annual per share dividend rates for the Participating Preferred Stock and the Non-Voting Preferred Stock are $10 (but no more than ten times the amount of the per share dividend on International Common Shares) and $20, respectively, payable quarterly, and dividends on such shares are cumulative to the extent not paid. In addition, shares of Participating Preferred Stock are entitled to receive additional dividends whenever dividends in excess of $3.00 per International Share are declared (or deemed to have been declared) in any fiscal year. In 1987, the voting rights of the Participating Preferred Stock were eliminated.

Of the authorized shares, International issued 2,875,000 shares of Series C Cumulative Convertible Preferred Stock in July 1993. Net cash proceeds to International were $140,066,000. The Series C shares have a par value of $1.00 per share, and a liquidation preference of $50.00 per share, plus an amount equal to accrued and unpaid dividends. Dividends on Series C shares are cumulative at the annual rate of 5.75% per share on the liquidation preference, equal to $2.875 per annum. International may not redeem Series C shares prior to July 1, 1997. On or after July 1, 1997, the Series C shares are redeemable, in whole or in part, at the option of International, either in cash, shares of International common stock, or a combination thereof. Holders of Series C shares may convert them, in whole or in part, at any time, into International common stock shares at a conversion price of $35.25 per share of common stock (equivalent to a conversion rate of 1.4184 shares of common stock for each share of Series C Preferred Stock), subject to certain adjustments.

The issuance of additional International Preferred Stock in the future and the specific terms thereof, such as the dividend rights, conversion rights, voting rights, redemption prices and similar matters, may be authorized by the Board of Directors of International without stockholder approval, except to the extent such approval may be required by applicable rules of the New York Stock Exchange or applicable law. If additional Preferred Stock is issued, such additional shares will rank senior to International Common Stock as to dividends and upon liquidation.

International Rights - On December 30, 1985, each holder of Common Stock received a dividend distribution of one Right for each outstanding share of Common Stock. The Rights currently trade with the Common Stock and at March 31, 1994 and 1993, International had outstanding Rights to purchase 53,544,467 and 52,311,961 shares (including Rights to purchase 100,000 shares held by the Delaware Company at March 31, 1994 and 1993), respectively, of its Common Stock at a price of $50 per share subject to anti-dilution adjustments. The Rights will become exercisable and will detach from the Common Stock 10 days after a person or a group either becomes the beneficial owner of 20 percent or more of the outstanding Common Stock, or commences or announces an intention to commence a tender or exchange offer for 30 percent or more of the outstanding Common Stock. If thereafter the acquiring person or group engages in certain self-dealing transactions, holders of Rights may purchase at the exercise price that number of shares of Common Stock having a market value equal to twice the exercise price. In the event International merges with or transfers 50 percent or more of its assets or earnings to any person after the Rights become exercisable, holders of Rights may purchase at the exercise price that number of shares of Common Stock of the acquiring entity having a market value equal to twice the exercise price. The Rights are redeemable by International and expire on December 30, 1995.

Stock Plans - The following table summarizes activity for McDermott International's stock option plans:

                                                             1994               1993              1992
                                                             ----               ----              ----
Options outstanding, April 1,                             3,506,710          3,281,965          2,910,197
- - ----------------------------------------------------------------------------------------------------------
Granted                                                     654,040            648,880            638,910

Exercised                                                  (783,285)          (367,309)          (145,357)

Cancelled/forfeited                                         (43,852)           (56,826)          (121,785)
- - ----------------------------------------------------------------------------------------------------------
Options outstanding, March 31,                            3,333,613          3,506,710          3,281,965
==========================================================================================================
Options exercisable at March 31,                          2,106,362          2,459,823          2,396,912
==========================================================================================================
Average price:
    Outstanding options                               $     22.6017      $     21.5676      $     20.7369
    Exercisable options                               $     22.1261      $     20.8391      $     19.9904
==========================================================================================================
Shares available at March 31,
    that may be granted for options                       1,405,415          1,893,044          2,335,883
==========================================================================================================

Charges to income                                     $   3,576,000      $   2,383,000      $   2,681,000
==========================================================================================================

A total of 1,380,090 shares of Common Stock (including 195,230 of approved shares that were not awarded, and rights to shares that have not terminated or expired, under predecessor plans) are available for grants of options under the 1992 Officer Stock Program. Options become exercisable at such time or times as determined at the date of the grant, and expire ten years after the date of grant. Pursuant to the program, eligible employees may be granted rights to purchase shares of Common Stock at par value ($1.00 per share) subject to restrictions on transfer which lapse at such times and circumstances as specified when granted. Substantially all of the shares of Common stock available for award under the 1992 Officer Stock Program may be granted as rights under the program. A total of 789,625 rights have been granted to purchase shares at par value ($1.00 per share) under the 1992 Officer Stock Program (and its predecessor plans) and the 1992 Director Stock Program (described below) at March 31, 1994.

A total of 25,325 shares of Common Stock are available for grants of options, and rights to purchase shares, to non-employee directors under the 1992 Director Stock Program. Options to purchase 900, 300 and 300 shares will be granted on the first, second, and third years, respectively, of a Director's term at not less than 100% of the fair market value on the date of grant. Options become exercisable, in full, six months after the date of the grant, and expire ten years and one day after the date of grant. Rights to purchase 450, 150 and 150 shares are granted on the first, second and third years, respectively, of a Director's term at par value ($1.00 per share) subject to restrictions on transfer, which lapse at the end of such term.

Under the 1992 Senior Management Stock Option plan, senior management employees may be granted options to purchase shares of Common Stock. The total number of shares available for grant is determined by the Board of Directors from time to time. Options to purchase shares are granted at no less that 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire ten years after the date of the grant.

In the event of a change in control of McDermott International, all three programs have provisions that may cause restrictions to lapse and accelerate the exercisability of options outstanding.

Thrift Plan - On November 12, 1991, a maximum of 5,000,000 of the authorized and unissued shares of International's common stock was reserved for possible issuance to be used as the employer match for employee contributions to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies. Such employer contributions equal 50% of the first 6% of compensation, as defined in the Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During fiscal years 1994, 1993 and 1992, 300,391, 347,054 and 115,787 shares,
respectively, were issued as employer contributions pursuant to the Plan.   At
March 31, 1994, 4,236,768 shares remained available for issuance.

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Litigation - International and certain of its officers, directors and subsidiaries are defendants in numerous legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon the consolidated financial position of McDermott International.

Products Liability -  See Note 1 regarding products liability.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1994 are as follows: 1995 -$25,282,000; 1996 - $20,063,000; 1997 -
$17,702,000; 1998 - $16,296,000; 1999 - $13,828,000; and thereafter -
$52,519,000. Future minimum lease payments and leased property under capital leases are not material. Total rental expense for fiscal years 1994, 1993 and 1992 was $120,515,000, $131,014,000, and $149,140,000, respectively. These expense figures include contingent rentals and are net of sublease income, both of which are not material.

Other - McDermott International performs significant amounts of work for the U.S. Government under both prime contracts and subcontracts and thus is subject to continuing reviews by governmental agencies.

McDermott International maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which McDermott International considers uneconomical.

McDermott International has been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. Whereas, McDermott International has not been determined to be a major contributor of wastes to these sites, each potentially responsible party or contributor may face assertions of joint and several liability. Based on its relative contribution of wastes to the various sites, of which a final determination has not yet been made, McDermott International's share of the ultimate liability is not expected to have a material adverse effect on its consolidated financial position.

In addition, remediation projects have been or may be undertaken at certain of McDermott International's current and former plant sites, and B&W is currently evaluating a consent order issued by The Department of Environmental Resources of the Commonwealth of Pennsylvania seeking monetary sanctions, and remedial and monitoring relief, relating to B&W's Parks Facilities in Parks Township, Pennsylvania. Any sanctions ultimately assessed, and any costs ultimately incurred on other remediation projects, are not expected to have a material adverse effect on the consolidated financial statements of McDermott International.

Commitments for capital expenditures amounted to approximately $65,849,000 (including $38,560,000 for a new concept steam generator facility for the Naval Reactor Program in Lynchburg, Virginia, the anticipated purchase of a barge currently leased and the completion of a new combustion and emission facility in Alliance, Ohio,) at March 31, 1994, of which approximately $65,692,000 relates to fiscal year 1995.

McDermott International is contingently liable under standby letters of credit totaling $428,298,000 (including $72,245,000 issued on behalf of unconsolidated foreign joint ventures) at March 31, 1994, issued in the normal course of business. McDermott International has guaranteed $10,450,000 of loans to and $23,179,000 of standby letters of credit issued by certain unconsolidated foreign joint ventures at March 31, 1994. At March 31, 1994, McDermott International had pledged approximately $56,159,000 amortized cost (market value of $58,040,000) of government obligations to secure payments under and in connection with certain reinsurance agreements.


NOTE 11 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

McDermott International's Power Generation Systems and Equipment customers are principally the electric power generation industry (including government-owned utilities and independent power producers), the U.S. Government (including its contractors), and the pulp and paper and other process industries, such as oil refineries and steel mills. The principal customers of the Marine Construction Services segment are the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. These concentrations of customers may impact McDermott International's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However, McDermott International's management believes that the portfolio of receivables is well diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized.

McDermott International believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1994 and 1993, the allowance for possible losses deducted from Accounts receivable-trade on the balance sheet was $7,289,000 and $4,879,000, respectively.

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by McDermott International in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Investment securities:    The fair values of investments are estimated based on
quoted market prices. For investments for which there are no quoted market prices, fair values are derived from available yield curves for investments of similar quality and terms.

Long and short-term debt: The fair value of McDermott International's debt instruments are based on quoted market prices or where quoted prices are not available, on the present value of cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

Redeemable preferred stocks: The fair values of the redeemable preferred stocks of the Delaware Company are based on quoted market prices.

Foreign currency exchange contracts:  The fair values of foreign currency
forward exchange contracts are estimated by obtaining quotes from brokers.   At
March 31, 1994 and 1993, McDermott International had forward exchange contracts outstanding to purchase and sell foreign currencies with a net notional value of $47,094,000 and $194,125,000 and a fair value of $35,288,000 and
$193,409,000, respectively.

Interest rate swap agreements: The fair values of interest rate swaps are the amounts at which they could be settled and are estimated by obtaining quotes from brokers. At March 31, 1994, McDermott International had an interest rate swap outstanding on current notional principal of $90,400,000 with a fair value of ($1,853,000), which represents the estimated amount McDermott International would have to pay to terminate the agreement.

The estimated fair values of McDermott International's financial instruments at March 31, 1994 and 1993 are as follows:

                                              March 31, 1994                             March 31, 1993
                                              --------------                             --------------
                                        Carrying              Fair               Carrying              Fair
                                         Amount              Value                Amount              Value
                                         ------              -----                ------              -----
                                                                   (In thousands)
Balance Sheet Instruments
- - -------------------------

Cash and cash equivalents             $     133,809    $     133,809           $    139,522       $     139,522
Investment securities                       716,121          712,026                666,660             673,241
Debt excluding capital leases               726,090          772,661                790,486             860,255
Subsidiary's redeemable
  preferred stocks                          196,672          193,064                204,482             206,042

NOTE 13 - DISCONTINUED OPERATIONS

Welded Tubular Line of Business

In fiscal year 1992, McDermott International sold its welded tubular line of business ("Welded") for $30,217,000, consisting of $20,368,000 in cash and receivables of $9,849,000. Revenues applicable to Welded operations were $57,428,000 in fiscal year 1992. Loss from discontinued operations in fiscal year 1992 included income from operations of $182,000 (net of income tax benefit of $114,000) and a loss on disposal of $4,790,000 (net of income tax benefit of $2,936,000), including loss from operations of $1,159,000 during the phase out period.

Seamless Tubular Line of Business

During fiscal year 1991, McDermott International sold its previously discontinued seamless tubular line of business. A gain of $1,240,000 (net of income taxes of $760,000) resulting from price adjustments is included in Loss from discontinued operations in fiscal year 1992.

NOTE 14 - SEGMENT REPORTING

McDermott International operates in two industry segments - Power Generation Systems and Equipment, and Marine Construction Services.

Power Generation Systems and Equipments' principal businesses are the supply of fossil-fuel and nuclear steam generating systems and equipment to the electric power generation industry, and nuclear reactor components to the U. S. Navy.

Marine Construction Services supplies worldwide services for the offshore oil, natural gas, and hydrocarbon processing industries, and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of marine pipelines and offshore structures and subsea production systems for development drilling and production; and onshore construction and maintenance services.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Identifiable assets by industry segment are those assets that are used in McDermott International's operations in each segment. Corporate assets are principally cash and cash equivalents, short-term investments, marketable securities and prepaid pension costs.

In the fiscal years 1994, 1993 and 1992, the U. S. Government accounted for approximately 13%, 13% and 15%, respectively, of McDermott International's total revenues. These revenues are principally included in the Power Generation Systems and Equipment segment.

At March 31, 1994 and 1993 receivables of $1,142,000 and $10,524,000, respectively, were due from minority shareholders, primarily ETPM S.A., participating in McDermott International's majority-owned joint ventures. Sales to ETPM S.A. were $3,358,000, $31,234,000 and $11,216,000, respectively, for the fiscal years ended March 31, 1994, 1993 and 1992. In fiscal years 1994, 1993 and 1992 equipment charters and overhead expenses of $6,330,000, $6,046,000 and $44,578,000, respectively, were charged by ETPM S.A. to the McDermott-ETPM joint venture. Also, during fiscal year 1992, McDermott International acquired HeereMac's minority interest in a subsidiary of International.

The adoption of EITF Issue No. 93-5 in fiscal year 1994 resulted in an increase in the Power Generation Systems and Equipment Segment operating income of $19,947,000. The adoption of SFAS No. 106 in fiscal year 1993 resulted in a net decrease in segment operating income of $6,784,000. This included a decrease of $3,760,000 in the Power Generation Systems and Equipment segment and a decrease of $3,024,000 in the Marine Construction Services segment.

Segment Information for the Three Fiscal Years Ended March 31, 1994.

1. Information about McDermott International's Operations in Different Industry Segments.

REVENUES (1)                                                  1994               1993                 1992
- - ---------                                                     ----               ----                 ----
Power Generation Systems and Equipment(2)                $   1,614,206      $   1,523,476       $   1,593,501
Marine Construction Services(3)(4)                           1,452,497          1,649,653           1,936,618
Intersegment Transfer Eliminations                              (6,791)              (574)             (5,637)
- - --------------------------------------------------------------------------------------------------------------
      Total Revenues                                     $   3,059,912      $   3,172,555       $   3,524,482
==============================================================================================================

OPERATING INCOME
- - -----------------

Segment Operating Income:
  Power Generation Systems and Equipment(2)              $      49,941      $      56,467       $     109,774
  Marine Construction Services(3)(4)                            44,394             67,652              55,908
- - --------------------------------------------------------------------------------------------------------------
  Total Segment Operating Income                                94,335            124,119             165,682
- - --------------------------------------------------------------------------------------------------------------
Equity in Income of Investees:
  Power Generation Systems and Equipment(2)                     12,032              8,691              13,864
  Marine Construction Services(3)                              107,828             85,367              (6,622)
- - --------------------------------------------------------------------------------------------------------------
  Total Equity in Income of Investees                          119,860             94,058               7,242
- - --------------------------------------------------------------------------------------------------------------
  General Corporate Expenses                                   (54,401)           (52,800)            (51,869)
- - --------------------------------------------------------------------------------------------------------------
           Total Operating Income                        $     159,794      $     165,377       $     121,055
==============================================================================================================


(1) Segment revenues include intersegment transfers as follows:

      Power Generation Systems
          and Equipment                                $  6,365         $   414          $  4,790
      Marine Construction Services                          426             160               847
      --------------------------------------------------------------------------------------------
      Total                                            $  6,791         $   574          $  5,637
      ============================================================================================

(2) See Note 3 regarding the deconsolidation of B&W Fuel Company to a cost method investment and the change in B&W Nuclear Service
    Company from an equity method to a cost method investment during fiscal year 1992.
(3) See Note 3 regarding the deconsolidation of the McDermott-ETPM West joint venture during fiscal year 1992.
(4) See Note 2 regarding the acquisition of NOS and DCC during fiscal year 1994.

                                                              1994               1993               1992
                                                              ----               ----               ----

                                                                            (In thousands)
CAPITAL EXPENDITURES
- - --------------------

Power Generation Systems and Equipment                    $     47,898       $     45,102        $     52,582
Marine Construction Services(1)                                123,055             36,038              22,345
Corporate                                                          851              2,757                 834
Discontinued Operations                                           -                  -                    560
- - --------------------------------------------------------------------------------------------------------------

    Total Capital Expenditures                            $    171,804       $     83,897        $     76,321
==============================================================================================================


DEPRECIATION AND AMORTIZATION
- - -----------------------------

Power Generation Systems and Equipment                    $     36,567       $     36,798        $     32,034
Marine Construction Services                                    59,454             82,336              90,798
Corporate                                                        3,372              2,374               2,980
Discontinued Operations                                           -                  -                  3,248
- - --------------------------------------------------------------------------------------------------------------

    Total Depreciation and Amortization                   $     99,393       $    121,508        $    129,060
==============================================================================================================


IDENTIFIABLE ASSETS
- - -------------------

Power Generation Systems and Equipment                    $  1,201,156       $  1,146,702        $  1,179,921
Marine Construction Services                                 1,107,956          1,053,473           1,066,732
Corporate                                                      899,836            892,788             879,542
- - --------------------------------------------------------------------------------------------------------------
    Total Identifiable Assets                             $  3,208,948       $  3,092,963        $  3,126,195
==============================================================================================================

(1) Includes property, plant and equipment of $79,233,000 of acquired companies in fiscal year 1994, and the purchase of a fabrication yard in Nueces County, Texas financed by a note payable of $16,250,000.

2. Information about McDermott International's Operations in Different Geographic Areas.

                                                                1994               1993             1992
                                                                ----               ----             ----

                                                                              (In thousands)
Revenues(1)                   -   United States(2)        $  1,614,533       $  1,657,084        $ 1,957,139
                              -   Canada                       583,169            227,066            178,395
                              -   Europe and
                                    West Africa                153,709            532,989            721,334
                              -   Middle and Far
                                    East                       708,501            752,316            644,067
                              -   Other Foreign                 -                   3,100             23,547
- - -------------------------------------------------------------------------------------------------------------
                                  Total                   $  3,059,912       $  3,172,555        $ 3,524,482
=============================================================================================================

Segment Operating
  Income (Loss) by
  Geographic Area             -   United States           $     12,947       $     53,256        $   127,669
                              -   Canada                        35,497              9,395              5,356
                              -   Europe and
                                    West Africa                  5,126             17,759             47,735
                              -   Middle and Far
                                    East                        43,666             45,219            (13,176)
                              -   Other Foreign                 (2,901)            (1,510)            (1,902)
- - -------------------------------------------------------------------------------------------------------------
                                  Total                   $     94,335       $    124,119        $   165,682
=============================================================================================================

Identifiable
  Assets                      -   United States           $  1,301,904       $  1,286,433        $ 1,264,795
                              -   Canada                       265,342            144,785            143,257
                              -   Europe and
                                    West Africa                324,084            265,020            383,089
                              -   Middle and Far
                                    East                       262,386            353,972            289,567
                              -   Other Foreign                155,396            149,965            165,945
                              -   Corporate                    899,836            892,788            879,542
- - -------------------------------------------------------------------------------------------------------------
                                  Total                   $  3,208,948       $  3,092,963        $ 3,126,195
=============================================================================================================

(1)   Net of inter-geographic area revenues in fiscal year 1994 as follows:
      United States- $38,666,000, Canada - $12,082,000, Europe and West Africa
      - $15,868,000, Middle and Far East - $3,160,000 and Other Foreign - $25,770,000.
(2) Net of inter-geographic area revenues of $71,027,000 and $129,835,000, respectively, in fiscal years 1993 and 1992.

NOTE 15 -     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31,1994 and 1993:

                                                                            1994
                                                                            ----
                                                                 Q U A R T E R   E N D E D
                                                ------------------------------------------------------------
                                                JUNE 30,         SEPT. 30,        DEC. 31,         MARCH 31,
                                                  1993             1993             1993             1994
                                                --------         ---------        --------         ---------
                                                         (In thousands, except for per share amounts)

Revenues                                       $  703,418       $  777,459       $  798,886       $  780,149
Operating income                                   59,472           61,502           33,217            5,603
Income before cumulative effect
  of accounting change                             25,209           37,588           15,377           11,782
Net income (loss)                                 (75,541)          37,588           15,377           11,782

Primary and Fully Diluted
Earnings (Loss) per Share:
      Income before cumulative
         effect of accounting change                 0.47             0.66             0.25             0.18
      Net income (loss)                             (1.42)            0.66             0.25             0.18


Quarterly results for June and September 1993 have been restated to reflect the adoption of EITF Issue No. 93-5 (See Note 1). This restatement decreased income before cumulative effect of accounting change and net income by $467,000 and $101,217,000 (or $0.01 and $1.89 per share), respectively, for the quarter ending June 30, 1993; and increased operating income by $10,367,000, and income before cumulative effect of accounting change and net income by $7,980,000 (or $0.14 per share), for the quarter ending September 30, 1993.

Pre-tax results for the quarter ended June 30, 1993 include a favorable
warranty reserve adjustment of $11,000,000.   Results for the quarter ended
December 31, 1993 include a reduction in the provision for worker's compensation and general liability costs resulting from a change in actuarial estimate of $12,001,000. Results for the quarter ended March 31, 1994 include a provision of $8,807,000, including interest, resulting from an unfavorable ruling on a lawsuit relating to a warranty issue; and a reduction in accrued interest on proposed tax deficiencies of $9,400,000. Included in income before cumulative effect of accounting change and net income for the quarter ended March 31, 1994, is a reduction in the provision for taxes of $10,000,000 due to the settlement of outstanding issues.

                                                                       Continued


                                                                            1993
                                                                            ----
                                                                 Q U A R T E R   E N D E D
                                                ------------------------------------------------------------
                                                JUNE 30,         SEPT. 30,        DEC. 31,         MARCH 31,
                                                  1992             1992             1992             1993
                                                --------         ---------        --------         ---------
                                                         (In thousands, except for per share amounts)

Revenues                                       $  826,563       $  734,610       $  848,720       $  762,662
Operating income                                   26,744           40,048           57,184           41,401
Income before extraordinary items and
  cumulative effect of accounting
  changes                                           2,740           18,553           19,426           26,604
Net income (loss)                                (242,884)          18,553           18,816           16,783

Primary and Fully Diluted
Earnings (Loss) per Share:
      Income before extraordinary items
         and cumulative effect of accounting
         changes                                     0.05             0.36             0.37             0.51
      Net income (loss)                             (4.69)            0.36             0.36             0.32





Pre-tax results for the quarter ended September 30, 1992 include marine asset casualty gains of $6,782,000. Results for the quarter ended December 31, 1992 include charges for accelerated depreciation and the write-off of certain fabrication facilities and marine construction equipment due to diminished cost-effectiveness and technical obsolescence of $11,708,000 and a reduction in the provision for worker's compensation and general liability costs resulting from a change in actuarial estimate of $17,342,000. Results for the quarter ended March 31, 1993 include the gain on the sale of nineteen tugboats of $4,762,000 and a gain on the sale of the remaining interests in two commercial nuclear joint ventures of $23,968,000.

Item 9.    DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE




                                      None

                                   PART III


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no family relationships between any of the executive officers, directors or persons nominated to be such, and no executive officer was elected to his position pursuant to any arrangements or understanding between himself and any other person.

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" in the Proxy Statement for the 1994 Annual Meeting of Shareholders.


Item 11.     EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Cash Compensation of Executive Officers and Certain Relationships and Related Transactions" in the Proxy Statement for the 1994 Annual Meeting of Shareholders.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 1994 Annual Meeting of Shareholders.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Cash Compensation of Executive Officers and Certain Relationships and Related Transactions" in the Proxy Statement for the 1994 Annual Meeting of Shareholders.

                                   PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K



                                                                                  PAGE
                     CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Auditors                                               31

      Consolidated Balance Sheet
           March 31, 1994 and 1993                                                 32

      Consolidated Statement of Income (Loss) and Retained Earnings (Deficit)
           For The Three Fiscal Years Ended March 31, 1994                         34

      Consolidated Statement of Cash Flows
           For the Three Fiscal Years Ended March 31, 1994                         36

      Notes to Consolidated Financial Statements
           For the Three Fiscal Years Ended March 31, 1994                         38

                        CONSOLIDATED FINANCIAL SCHEDULES

      All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.


                                 EXHIBIT INDEX

      3 Articles of Incorporation and By-Laws (Item 3(a) is incorporated by reference to Exhibit 3 to McDermott International's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983 and Item 3(b) is incorporated by reference to Exhibit 3 to McDermott
           International's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1991).

           (a)   McDermott International's Restated Articles of Incorporation

           (b)   McDermott International's By-Laws

      4(a)   Rights Agreement (incorporated by reference to Exhibit 1 to the
             McDermott International's registration statement on Form 8-A, dated
             December 27, 1985).

      4(b) Indentures with respect to certain of McDermott International's long-term debt are not filed as exhibits hereto inasmuch as the securities authorized under any such Indenture do not exceed 10% of McDermott International's total assets. McDermott International agrees to furnish a copy of each such Indenture to the Securities and Exchange Commission upon request.


                                                                                  PAGE

      10 Material Contracts to Exhibit II to McDermott International's current report on Form 8-K filed December 10, 1991; (Exhibits 10(b) through 10(d) are incorporated by reference to Exhibit 10 to McDermott International's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983; Exhibit 10(e) is incorporated by reference to Exhibit 10 to McDermott International's annual report on Form 10-K, as amended, for the fiscal year ended
           March 31, 1990; Exhibit 10(f) is incorporated by reference to
           Exhibit 10 to McDermott International's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1987; Exhibit 10(g) is incorporated by reference to Exhibit 10 to McDermott
           International's annual report on Form 10-K, as amended, for the fiscal year ended, March 31, 1988; and Exhibit 10(h) is incorporated by reference to Exhibit 11 to McDermott International's current report on Form 8-K filed December 10, 1991; and Exhibits (j) and (k) are incorporated by reference to McDermott International's annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1992.)

           (a) Supplemental Executive Retirement Plan, as amended, will be filed with Form 10-K/A.

           (b)   1983 Long-Term Performance Incentive Compensation Program

           (c) Restoration of Retirement Income Plan for Certain Participants in the Retirement Plan for Employees of McDermott Incorporated

           (d)   Intercompany Agreement

           (e)   Trust for Supplemental Executive Retirement Plan

           (f)   Variable Supplemental Compensation Plan

           (g)   1987 Long-Term Performance Incentive Compensation Program

           (h)   Retirement Plan for Non-Management Directors of
                 McDermott International, Inc.

           (i)   1992 Senior Management Stock Option Plan will be filed with
                 Form 10-K/A.

           (j)   1992 Officer Stock Incentive Plan

           (k)   1992 Director Stock Plan

      11   Statement Re Computation of Per Share Earnings (Loss)                   81

      22   Significant Subsidiaries of the Registrant                              82

      24   Consent of Independent Auditors                                         83


                                FORM 8-K REPORTS


Report on Form 8-K, Item 2 was filed on March 14, 1994.

                                                                      EXHIBIT II

                         McDERMOTT INTERNATIONAL, INC.
             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994

              (In thousands, except shares and per share amounts)

                           PRIMARY AND FULLY DILUTED

                                                                       1994                1993                1992
                                                                       ----                ----                ----
Income from continuing operations before
   extraordinary items and cumulative
   effect of accounting changes                                 $       89,956     $        67,323    $        80,537

Less dividend requirements of preferred stock, Series C                 (6,084)                -                  -
- - ----------------------------------------------------------------------------------------------------------------------
Income from continuing operations applicable
   to common stock                                                      83,872              67,323             80,537

Loss from discontinued operations                                         -                    -               (3,368)

Extraordinary items                                                       -                (10,431)               -

Cumulative effect of accounting changes                               (100,750)           (245,624)               -
- - ----------------------------------------------------------------------------------------------------------------------
Net income (loss) for primary computation                       $      (16,878)    $      (188,732)   $        77,169
======================================================================================================================
Weighted average number of common
    shares outstanding during the year                              52,945,193          51,665,331         46,010,431

Common stock equivalents of stock
    options and stock appreciation
    rights based on "treasury stock"
    method                                                             522,740             339,017             91,766
- - ----------------------------------------------------------------------------------------------------------------------
Weighted average number of common
    shares outstanding during the year                              53,467,933          52,004,348         46,102,197
======================================================================================================================
Earnings (loss) per common and
    common equivalent share: (1)

    Continuing operations                                       $         1.57     $          1.29    $          1.75
    Discontinued operations                                                 -                   -               (0.08)
    Extraordinary items                                                     -                (0.20)                -
    Accounting changes                                                   (1.89)              (4.72)                -
    Net income (loss)                                           $        (0.32)    $         (3.63)   $          1.67

(1) Earnings (loss) per common and common equivalent share assuming full dilution are the same for the fiscal years presented.

                                                                      EXHIBIT 22




                         McDERMOTT INTERNATIONAL, INC.
                   SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT
                        FISCAL YEAR ENDED MARCH 31, 1994


                                                                                                 PERCENTAGE
                                                                ORGANIZED                        OF VOTING
                                                                UNDER THE                          SHARES
                      NAME OF COMPANY                            LAWS OF                           OWNED
Creole Insurance Company, Ltd.                                   Bermuda                            100

McDermott International Investments Co., Inc.                    Panama                             100
    Hydro Marine Services, Inc.                                  Panama                             100
    Varsy International                                   Netherlands Antilles                      100
         McDermott (Holland) B.V.                              Netherlands                          100

McDermott Incorporated                                          Delaware                             92
    Babcock & Wilcox Investment Company                         Delaware                            100
         The Babcock & Wilcox Company                           Delaware                            100
             Babcock & Wilcox Industries, Ltd.                   Canada                             100





The subsidiaries omitted from the foregoing list do not, considered in the aggregate, constitute a significant subsidiary.

                                                                      EXHIBIT 24

                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 2-83692, No. 33-16680, No. 33-51892, No. 33-51894 and No.
33-63832) of McDermott International, Inc. and the Registration Statement (Form S-3 No. 33-54940) of McDermott Incorporated and in the related Prospectuses of our report dated May 9, 1994 with respect to the consolidated financial statements of McDermott International, Inc. included in this Annual Report (Form 10-K) for the year ended March 31, 1994.



                                        ERNST & YOUNG

New Orleans, Louisiana
May 12, 1994

                      SIGNATURES OF THE REGISTRANT


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 1994.




                                        McDERMOTT INTERNATIONAL, INC.
                                                (REGISTRANT)




                                        By:  /s/ Robert E. Howson

                                             Robert E. Howson
                                             Chairman of the Board and Chief
                                             Executive Officer


                                        By:  /s/ Brock A. Hattox

                                             Brock A. Hattox
                                             Senior Vice President and Chief
                                             Financial Officer



                                        By:  /s/ Daniel R. Gaubert

                                             Daniel R. Gaubert
                                             Vice President and Controller

                            SIGNATURES OF DIRECTORS


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 10, 1994.


/s/ Thomas D. Barrow                              /s/ James A. Hunt
Thomas D. Barrow                                  James A. Hunt
Director                                          Director


/s/ Theodore H. Black                             __________________________
Theodore H. Black                                 J. Howard Macdonald
Director                                          Director


/s/ John F. Bookout                               /s/ William McCollam, Jr.
John F. Bookout                                   William McCollam, Jr.
Director                                          Director


/s/ Philip J. Burguieres                          /s/ John A. Morgan
Philip J. Burguieres                              John A. Morgan
Director                                          Director


/s/ James L. Dutt                                 /s/ William T. Seawell
James L. Dutt                                     William T. Seawell
Director                                          Director


/s/ Brock A. Hattox                               /s/ John N. Turner
Brock A. Hattox                                   John N. Turner
Senior Vice President and                         Director
Chief Financial Officer,
and Director


/s/ Robert E. Howson
Chairman of the Board and
Chief Executive Officer,
and Director