Form 10-K/A
period 1994-03-31
MCDERMOTT INTERNATIONAL INC
filed 1994-06-27
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              F O R M  1 0 - K/A-1


/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended March 31, 1994

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from _____________________ to ____________________
Commission File Number 1-8430
                        McDERMOTT INTERNATIONAL, INC.
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
         REPUBLIC OF PANAMA                           72-0593134
- - - --------------------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

         1450 POYDRAS STREET
        NEW ORLEANS, LOUISIANA                        70112-6050
- - - --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

      Registrant's Telephone Number, including area code (504) 587-5400

         Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange
         Title of each class                       on which registered
         -------------------                       -------------------
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

                                             YES /X/       NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                             / /

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

                         McDERMOTT INTERNATIONAL, INC.

              INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS



                                                                               Page
Report of Independent Auditors                                                   2

Financial Statement Schedules Covered by Report of Independent Auditors:

     I     Investments                                                           3
   III     Condensed Financial Information of Registrant                         4
    IX     Short-Term Borrowings                                                10
     X     Supplementary Income Statement Information                           11

Signature of Registrant                                                         12

Exhibit 10  - Material Contracts
   (a)     Supplemental Executive Retirement Plan, as amended
   (i)     1992 Senior Management Stock Option Plan

Exhibit 24 - Consent of Independent Auditors

Exhibit 28 - Additional Exhibits

   (1)     Supplementary Financial Information on Panamanian
               Securities Regulations
   (2)     McDermott - ETPM West, Inc.
               Combined Financial Statements for the
               Fiscal Year Ended March 31, 1994
   (3)     Heerema Offshore Construction Group, Inc. -
               McDermott International, Inc. Joint Venture
               Combined Financial Statements 1993


All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. as of March 31, 1994 and 1993, and for each of the three years in the period ended March 31, 1994, and have issued our report thereon dated May 9, 1994 which contained an explanatory paragraph regarding estimated future costs for non-employee products liability asbestos claims described in
Note 1 to the consolidated financial statements. Our audits also included the financial statement schedules listed in the Index of Financial Statement Schedules and Exhibits in this Form 10-K/A-1. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. The ultimate loss from non-employee products liability asbestos claims as explained in our report on the basic financial statements may differ materially from the amount provided in the financial statement schedules.


                                                        ERNST & YOUNG


New Orleans, Louisiana
May 9, 1994

                                                                      SCHEDULE I

                         McDERMOTT INTERNATIONAL, INC.
                                  INVESTMENTS
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1994





                                           PRINCIPAL                                    MARKET              CARRIED
          ISSUER                             AMOUNT               COST                  VALUE                AMOUNT
Investments:

Government obligations             $     397,300,000      $    395,574,000       $    393,331,000      $    395,556,000

Other investments                        339,016,000           319,460,000            317,705,000           319,575,000
- - - -----------------------------------------------------------------------------------------------------------------------
                                   $     736,316,000      $    715,034,000       $    711,036,000      $    715,131,000
- - - -----------------------------------------------------------------------------------------------------------------------
- - - -----------------------------------------------------------------------------------------------------------------------


                                                                 Schedule III


                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            MARCH 31, 1994 AND 1993

ASSETS
- - - ------
                                                                        1994                          1993
                                                                        ----                          ----
                                                                                   (In thousands)
Current Assets:
    Cash and cash equivalents                                      $       2,413                  $       2,868
    Accounts receivable - trade                                           13,819                         40,283
    Accounts receivable - other                                           31,526                         25,786
    Accounts receivable from subsidiaries                                718,646                        765,624
    Contracts in progress                                                 56,377                         37,725
    Other current assets                                                     955                            976
- - - ---------------------------------------------------------------------------------------------------------------
         Total Current Assets                                            823,736                        873,262
- - - ---------------------------------------------------------------------------------------------------------------
Investments in Subsidiaries and
    Other Investees, at Equity                                           851,469                        761,416
- - - ---------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
    Buildings                                                             11,486                         11,622
    Machinery and equipment                                               73,345                         73,625
    Property under construction                                              567                            201
- - - ---------------------------------------------------------------------------------------------------------------
                                                                          85,398                         85,448

    Less accumulated depreciation                                         67,954                         66,573
- - - ---------------------------------------------------------------------------------------------------------------
         Net Property, Plant and Equipment                                17,444                         18,875
- - - ---------------------------------------------------------------------------------------------------------------
Notes Receivable from Subsidiaries and Other
    Investees                                                            251,510                        214,437
- - - ---------------------------------------------------------------------------------------------------------------
Other Assets                                                               8,307                          8,019
- - - ---------------------------------------------------------------------------------------------------------------
         TOTAL                                                     $   1,952,466                  $   1,876,009
- - - ---------------------------------------------------------------------------------------------------------------
- - - ---------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed financial information.

                                                                 Schedule III


                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            MARCH 31, 1994 AND 1993


LIABILITIES AND STOCKHOLDERS' EQUITY
- - - ------------------------------------
                                                                        1994                          1993
                                                                        ----                          ----
                                                                                   (In thousands)
Current Liabilities:
    Notes payable and current
      maturities of long-term debt                                 $      35,970                 $     15,774
    Accounts payable                                                      21,873                       37,975
    Accounts payable to subsidiaries                                   1,126,486                    1,121,802
    Accrued liabilities - other                                           73,277                       70,978
    Advance billings on contracts                                         32,037                       28,356
    Income taxes                                                          29,832                       30,292
- - - -------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                     1,319,475                    1,305,177
- - - -------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                            73,800                       90,400
- - - -------------------------------------------------------------------------------------------------------------
Other Liabilities                                                         16,933                       20,014
- - - -------------------------------------------------------------------------------------------------------------
Contingencies
- - - -------------------------------------------------------------------------------------------------------------

 Stockholders' Equity:
    Preferred stock                                                        2,875                           --
    Common stock                                                          53,444                       52,212
    Capital in excess of par value                                       730,987                      568,329
    Deficit                                                             (196,216)                    (126,264)
    Minimum pension liability                                               (931)                         (74)
    Cumulative foreign exchange
         translation adjustments                                         (47,901)                     (33,785)
- - - -------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                      542,258                      460,418
- - - -------------------------------------------------------------------------------------------------------------
         TOTAL                                                     $   1,952,466                 $  1,876,009
- - - -------------------------------------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------------------------------------

                                                                    Schedule III

                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
           STATEMENT OF INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994

                                                                    1994                 1993                  1992
                                                                    ----                 ----                  ----
                                                                                    (In thousands)
Revenues                                                      $      32,635        $      201,339       $      173,109
- - - ----------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
   Cost of operations                                                29,571               188,879              170,893
   Depreciation and amortization                                      5,422                 3,319                4,480
   Selling, general and administrative expenses                      27,402                20,066               29,027
- - - ----------------------------------------------------------------------------------------------------------------------
                                                                     62,395               212,264              204,400
- - - ----------------------------------------------------------------------------------------------------------------------
                                                                    (29,760)              (10,925)             (31,291)
Equity in Income of Subsidiaries
   and Other Investees                                              107,942                62,141               83,681
- - - ----------------------------------------------------------------------------------------------------------------------
   Operating Income                                                  78,182                51,216               52,390
- - - ----------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
   Interest income                                                   19,003                21,693               23,598
   Interest expense                                                 (10,473)              (10,461)              (8,572)
   Other - net                                                         (292)               17,004               12,525
- - - ----------------------------------------------------------------------------------------------------------------------
                                                                      8,238                28,236               27,551
- - - ----------------------------------------------------------------------------------------------------------------------
 Income from Continuing Operations before
   Provision for Income Taxes, Extraordinary
   Items, and Cumulative Effect of
   Accounting Changes                                                86,420                79,452               79,941
- - - ----------------------------------------------------------------------------------------------------------------------
Provision for (Benefit from) Income Taxes                            (3,536)               12,129                 (596)
- - - ----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before
   Extraordinary Items and Cumulative Effect
   of Accounting Changes                                             89,956                67,323               80,537
- - - ----------------------------------------------------------------------------------------------------------------------
Loss from Discontinued Operations                                        --                    --               (3,368)
- - - ----------------------------------------------------------------------------------------------------------------------
Income before Extraordinary Items and
   Cumulative Effect of Accounting Changes                           89,956                67,323               77,169

Extraordinary Items                                                      --               (10,431)                  --
Cumulative Effect of Accounting Changes                            (100,750)             (245,624)                  --
- - - ----------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                   (10,794)             (188,732)              77,169
- - - ----------------------------------------------------------------------------------------------------------------------
Retained Earnings, Beginning of Year                               (126,264)              114,204               82,919
   Deduct  Cash Dividends:
     Common Stock                                                    53,074                51,736               45,884
     Preferred Stock                                                  6,084                    --                   --
- - - ----------------------------------------------------------------------------------------------------------------------
Retained Earnings (Deficit), End of Year                      $    (196,216)       $     (126,264)      $      114,204
- - - ----------------------------------------------------------------------------------------------------------------------
- - - ----------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed financial information.

                                                                    Schedule III

                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        1994                1993               1992
                                                                        ----                ----               ----

                                                                                       (In thousands)
                                                                  <
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                   $  (10,794)      $     (188,732)    $       77,169
- - - ----------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
      Depreciation and amortization                                      5,422                3,319              4,480
      Equity in income of subsidiaries
          and other investees, less dividends                         (101,787)             (36,438)            (4,515)
      Provision for deferred taxes                                      (2,997)               1,278              2,837
      Cumulative effect of accounting changes                          100,750              245,624                 --
      Extraordinary items                                                   --               10,431                 --
      Other                                                               (346)               1,167              2,048
      Changes in assets and liabilities:
           Net contracts in progress and advance
             billings                                                  (14,940)             (11,981)           (11,398)
           Accounts and notes receivable                                88,034              (53,471)          (167,691)
           Accounts payable                                            (11,559)              85,088             85,263
           Income taxes                                                   (757)               4,780            (21,638)
           Other, net                                                    5,142               (1,196)              (562)
- - - ----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                           56,168               59,869            (34,007)
- - - ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale and disposal of assets                                  368               11,102              2,727
Purchases of property, plant and equipment                              (2,120)             (13,005)            (2,045)
Acquisition of minority interest                                            --                   --            (10,267)
Investments in subsidiaries                                           (100,069)                  --                 --
Loan to subsidiary                                                     (58,040)                  --                 --
Other                                                                       --                2,122                315
- - - ----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                                         (159,861)                 219             (9,270)
- - - ----------------------------------------------------------------------------------------------------------------------

CONTINUED



                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                        1994                1993               1992
                                                                        ----                ----               ----

                                                                                       (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                        $     (15,000)      $     (14,258)     $      (13,616)
Increase (decrease) in short-term borrowing                             18,596                (284)             (1,851)
Issuance of common stock                                                16,441               8,034             102,963
Issuance of preferred stock                                            140,066                  --                  --
Dividends paid                                                         (56,773)            (51,528)            (44,075)
- - - ----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                           103,330             (58,036)             43,421
- - - ----------------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                   (92)                 --                   4
- - - ----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                          (455)              2,052                 148
- - - ----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                                2,868                 816                 668
- - - ----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                        $       2,413        $      2,868      $          816
- - - ----------------------------------------------------------------------------------------------------------------------
- - - ----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest, including intercompany
    interest (net of amount capitalized)                         $      10,989       $      12,702      $       14,230
  Income taxes                                                   $         371       $       5,878      $        8,533
- - - ----------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed financial information.

                                                                    Schedule III

                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and cash flows of McDermott International, Inc. (Parent Company Only). Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from date of acquisition. These Parent Company Only financial statements should be read in conjunction with McDermott International, Inc.'s consolidated financial statements.

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of:                       1994               1993
                                                  ----               ----
                                                       (In thousands)
10.375% Note payable due 1998 (Secured)         $  90,400         $  105,400

Less:  Amounts due within one year                 16,600             15,000
                                                ---------         ----------

                                                $  73,800         $   90,400
                                                =========         ==========

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1994 are as follows: 1995 - $16,600,000; 1996 - $18,500,000; 1997 -
$20,500,000; 1998 - $22,600,000; 1999 - $12,200,000.

NOTE 3 - CONTINGENCIES

McDermott International, Inc. is contingently liable under standby letters of credit totaling $7,200,000 at March 31, 1994 issued in the normal course of business.

McDermott International, Inc. has guaranteed the indebtedness of certain of its subsidiaries and other investees. At March 31, 1994, these guarantees included $17,215,000 of loans to and $16,897,000 of standby letters of credit issued by certain subsidiaries and other investees.

NOTE 4 - DIVIDENDS RECEIVED

McDermott International, Inc. received dividends from its consolidated subsidiaries of $138,438,000 (including $132,283,000 of investments), $25,703,000 and $75,798,000 for the years ended March 31, 1994, March 31, 1993 and March 31, 1992, respectively.

                                                                     SCHEDULE IX

                         McDERMOTT INTERNATIONAL, INC.
                             SHORT-TERM BORROWINGS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994


                                                                       MAXIMUM               AVERAGE              WEIGHTED
                                                  WEIGHTED             AMOUNT                 AMOUNT              AVERAGE
                             BALANCE              AVERAGE            OUTSTANDING           OUTSTANDING         INTEREST RATE
                            AT END OF             INTEREST           DURING THE             DURING THE           DURING THE
                              PERIOD                RATE             PERIOD (1)             PERIOD (2)           PERIOD (3)
Notes payable to banks and other financial institutions:


1994:
Banks                    $    37,512,000           4.70%            $  64,853,000           $  52,052,000          4.57%

Other Financial
Institutions             $            --             --             $          --           $   4,843,000          3.54%

All Categories           $    37,512,000           4.70%            $  64,853,000           $  56,895,000          4.48%
- - - ------------------------------------------------------------------------------------------------------------------------
- - - ------------------------------------------------------------------------------------------------------------------------

1993:
Banks                    $       775,000           9.00%            $ 119,426,000           $  40,006,000          5.55%

Other Financial
Institutions             $            --             --             $ 189,568,000           $  61,260,000          3.40%

All Categories           $       775,000           9.00%            $ 194,568,000           $ 101,266,000          4.25%
- - - ------------------------------------------------------------------------------------------------------------------------
- - - ------------------------------------------------------------------------------------------------------------------------

1992:
Banks                    $    10,556,000          11.64%            $  71,969,000           $  46,659,000          9.14%

Other Financial
Institutions             $            --             --             $ 293,422,000           $ 254,020,000          5.29%

All
Categories               $    10,556,000          11.64%            $ 357,472,000           $ 300,679,000          5.88%
- - - ------------------------------------------------------------------------------------------------------------------------
- - - ------------------------------------------------------------------------------------------------------------------------

(1) The maximum amount outstanding during the period represents the maximum amount at any month end.

(2) The average amount outstanding during the period was computed by dividing the sum of the daily outstanding balances by the number of calendar days in the year.

(3) The weighted average interest rates during the period were computed by dividing the actual interest incurred on the short- term borrowings by the average amount outstanding during the period.

                                                                     SCHEDULE IX

                         McDERMOTT INTERNATIONAL, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1994


                                 (In thousands)


                                                    1994                      1993                      1992
                                                    ----                      ----                      ----
Maintenance and repairs                        $    89,327              $     115,477             $      106,997
- - - ----------------------------------------------------------------------------------------------------------------
- - - ----------------------------------------------------------------------------------------------------------------

                          SIGNATURE OF THE REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        McDERMOTT INTERNATONAL, INC.
                                                (REGISTRANT)




                                        By:/s/ DANIEL R. GAUBERT
                                           Daniel R. Gaubert
                                           Vice President and Controller



June 23, 1994