Form 10-Q
period 1994-06-30
MCDERMOTT INTERNATIONAL INC
filed 1994-08-05
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q




X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT OF 1934

For the period ended June 30, 1994

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE  ACT 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                      McDERMOTT INTERNATIONAL, INC.
- -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          REPUBLIC OF PANAMA                       72-0593134
- -------------------------------------------------------------------------
     (State of Incorporation)       (I.R.S. Employer Identification No.)


     1450 Poydras Street, New Orleans, Louisiana          70112-6050
     Post Office Box 61961, New Orleans, Louisiana        70161-1961
- -------------------------------------------------------------------------
        (Address of Principal Executive Office)           (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-5400
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


Yes X  No

The number of shares of Common Stock, par value $1 per share, outstanding as of July 22, 1994 was 53,638,762.


      M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

                   I N D E X  -  F O R M   1 0 - Q


                                                               PAGE
                                                               ----

PART I - FINANCIAL INFORMATION


  Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet - June 30, 1994
     and March 31, 1994                                          4

     Consolidated Statement of Income (Loss) and
         Deficit - Three Months Ended June 30, 1994
      and June 30, 1993                                          6

     Consolidated Statement of Cash Flows - Three Months
         Ended June 30, 1994 and June 30, 1993                   8

     Notes to Consolidated Financial Statements                 10


   Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations         17


   Exhibit 11 - Calculation of Earnings (Loss) Per
               Common and Common  Equivalent Share              22


PART II - OTHER INFORMATION


   Item 6 - Exhibits and Reports on Form 8-K                    23



SIGNATURES                                                      24
<page 2>

                                     PART I

                         McDERMOTT INTERNATIONAL,  INC.




                             FINANCIAL INFORMATION
                             ---------------------





Item 1.     Consolidated Financial Statements


<page 3>


                          McDERMOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1994

                                      ASSETS

                                                 6/30/94      3/31/94
                                                 -------      -------
                                               (Unaudited)

                                                       (In thousands)
Current Assets:
 Cash and cash equivalents                    $   54,334    $ 133,809
 Short-term investments                          149,076          990
 Accounts receivable - trade                     362,593      370,333
 Accounts receivable - other                     142,552      113,782
 Insurance recoverable - current                 114,647      110,200
 Contracts in progress                           252,914      237,722
 Inventories                                      67,938       66,469
 Deferred income taxes                            99,018      100,167
 Other current assets                             58,953       40,474
- ------------------------------------------------------------------------

  Total Current Assets                         1,302,025    1,173,946
- ------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:        2,153,120    2,150,728
  Less accumulated depreciation                1,392,493    1,374,219
- ------------------------------------------------------------------------

     Net Property, Plant and Equipment          760,627       776,509
- -----------------------------------------------------------------------

Investments:
 Government obligations                         372,941       395,556
 Other investments                              182,524       319,575
- -----------------------------------------------------------------------

  Total Investments                             555,465       715,131
- -----------------------------------------------------------------------

Insurance Recoverable                           843,930       876,846
- -----------------------------------------------------------------------
Prepaid Pension Costs                           252,217       246,854
- -----------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $86,236,000 at June 30, 1994
  and $84,170,000 at March 31, 1994             156,660       158,726
- -----------------------------------------------------------------------

Other Assets                                    232,102       275,557
- -----------------------------------------------------------------------

    TOTAL                                    $4,103,026    $4,223,569
========================================================================

See accompanying notes to consolidated financial statements.
<page 4>



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    6/30/94       3/31/94
                                                    -------       -------
                                                  (Unaudited)
                                                        (In thousands)
Current Liabilities:
 Notes payable and current
    maturities of long-term debt                  $ 292,410      $   62,544
 Accounts payable                                   189,893         245,819
 Environmental and products liabilities - current   127,227         122,361
 Accrued employee benefits                          108,832         113,415
 Accrued liabilities - other                        259,925         300,505
 Advance billings on contracts                      160,303         181,572
 U.S. and foreign income taxes                       63,862          79,938
- ----------------------------------------------------------------------------

  Total Current Liabilities                       1,202,452       1,106,154
- ----------------------------------------------------------------------------
Long-Term Debt                                      508,434         667,066
- ----------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation       384,028         380,309
- ----------------------------------------------------------------------------

Environmental and Products Liabilities              975,122       1,013,251
- ----------------------------------------------------------------------------
Other Liabilities                                   302,990         302,143
- ----------------------------------------------------------------------------

Contingencies
- ----------------------------------------------------------------------------
Minority Interest:
 Subsidiary's Redeemable Preferred Stocks:
  Series A $2.20 cumulative convertible,
   $1.00 par value; at redemption value             88,089           88,089
  Series B $2.60 cumulative, $1.00 par
   value; at redemption value                       91,630          108,583
 Other minority interest                            15,926           15,716
- ----------------------------------------------------------------------------

  Total Minority Interest                          195,645          212,388
- ----------------------------------------------------------------------------
Stockholders' Equity:
 Preferred stock, authorized 25,000,000 shares;
  outstanding 2,875,000 Series C $2.875 cumulative
  convertible, par value $1.00 per share,
  (liquidation preference $143,750,000)              2,875           2,875
 Common stock, par value $1.00 per share,
  authorized 150,000,000 shares; outstanding
  53,538,762 at June 30, 1994 and
  53,444,467 at March 31, 1994                      53,539          53,444
 Capital in excess of par value                    736,269         730,987
 Deficit                                          (210,307)       (196,216)
 Minimum pension liability                            (931)           (931)
 Net unrealized loss on investments                 (8,750)           -
 Cumulative foreign exchange
  translation adjustments                          (38,340)        (47,901)
- ---------------------------------------------------------------------------

  Total Stockholders' Equity                       534,355         542,258
- ---------------------------------------------------------------------------

    TOTAL                                       $4,103,026      $4,223,569
===========================================================================

<page 5>

                    McDERMOTT INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF INCOME (LOSS) AND DEFICIT
                           JUNE 30, 1994

                                                 THREE MONTHS ENDED
                                               6/30/94        6/30/93
                                               -------        -------
                                             (Unaudited)

                                                    (In thousands)
Revenues                                        $ 759,808      $703,418
- ------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations                              645,700       599,870
  Depreciation and amortization                    36,918        30,427
  Selling, general and
   administrative expenses                         67,661        60,698
- ------------------------------------------------------------------------
                                                  750,279       690,995
- ------------------------------------------------------------------------
                                                    9,529        12,423

Equity in Income of Investees                       6,302        47,049
- ------------------------------------------------------------------------
  Operating Income                                 15,831        59,472
- ------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                  10,398         9,316
  Interest expense                                (12,839)      (19,943)
  Minority interest                                (3,857)       (3,726)
  Other-net                                        (4,019)       (5,359)
- ------------------------------------------------------------------------
                                                  (10,317)      (19,712)
- ------------------------------------------------------------------------
Income before Provision for Income
  Taxes and Cumulative Effect
  of Accounting Changes                             5,514        39,760

Provision for Income Taxes                          2,396        14,551
- ------------------------------------------------------------------------
Income before Cumulative Effect
  of Accounting Changes                             3,118        25,209

Cumulative Effect of Accounting Changes            (1,765)     (100,750)
- ------------------------------------------------------------------------
Net Income (Loss)                                   1,353       (75,541)
- ------------------------------------------------------------------------

Deficit - Beginning of Period                    (196,216)     (126,264)
Deduct Cash Dividends
  Common stock                                     13,378        13,152
  Preferred stock, Series C                         2,066          -
- ------------------------------------------------------------------------
Deficit - End of Period                         $(210,307)    $(214,957)
========================================================================

<page 6>



                                                             Continued

                                                   THREE MONTHS ENDED
                                                 6/30/94        6/30/93
                                                 -------        -------
                                               (Unaudited)

                                               (In thousands, except shares
                                                  and per share amounts)
NET LOSS APPLICABLE TO
COMMON STOCK (AFTER PREFERRED
STOCK DIVIDENDS):                              $  (713)        $  (75,541)
- --------------------------------------------------------------------------


EARNINGS (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE (PRIMARY AND FULLY DILUTED):

  Income before cumulative
    effect of accounting changes              $   0.02        $      0.47
  Accounting changes                             (0.03)             (1.89)
- --------------------------------------------------------------------------
  Net income (loss)                           $  (0.01)       $     (1.42)
==========================================================================

Weighted average number of common and
  common equivalent shares                  53,623,686         53,181,016

CASH DIVIDENDS:

  Per common share                            $   0.25        $      0.25
  Per preferred share                         $   0.72        $       -
==========================================================================

See accompanying notes to consolidated financial statements.
<page 7>


                   McDERMOTT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                         JUNE 30, 1994

               INCREASE IN CASH AND CASH EQUIVALENTS

                                                     THREE MONTHS ENDED
                                                    6/30/94       6/30/93
                                                    -------       -------
                                                   (Unaudited)

                                                         (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                 $   1,353      $(75,541)
- --------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                      36,918        30,427
  Equity in  income of investees,
    less dividends                                   16,377       (15,452)
  Provision for deferred taxes                       18,358         8,941
  Cumulative effect of accounting changes             1,765       100,750
  Other                                               2,397         7,023
  Changes in assets and liabilities, net of
      effects from acquisition:
    Accounts receivable                             (3,980)       150,481
    Net contracts in progress and advance
      billings                                     (36,668)        11,825
    Accounts payable                               (56,743)       (21,238)
    Accrued liabilities                            (41,206)       (62,617)
    Income taxes                                   (30,530)         1,052
    Other, net                                      (9,035)        (4,862)
Proceeds from insurance for products liabilities
   claims                                           28,094         16,364
Payments of products liabilities claims            (31,450)       (30,332)
- --------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIE                                      (104,350)       116,821
- --------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Delta Catalytic Corporation            -           (28,249)
Purchases of property, plant and equipment         (15,583)       (12,447)
Purchases of short and long-term investments      (213,483)      (123,901)
Sales of short and long-term investments           214,807        190,139
Other                                                  705            248
- --------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                     (13,554)         25,790
- --------------------------------------------------------------------------

<page 8>
                                                               CONTINUED

                    INCREASE IN CASH AND CASH EQUIVALENTS

                                                   THREE MONTHS ENDED
                                                  6/30/94       6/30/93
                                                  -------       -------
                                                (Unaudited)

                                                        (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in short-term borrowing                $  79,028      $     165
Payment of long-term debt                          (8,443)      (196,765)
Issuance of long-term debt                             -          87,000
 Issuance of common stock                              26          1,671
Dividends paid                                    (15,419)       (13,034)
Repurchase of subsidiary's preferred stock        (16,753)          (259)
Other                                                (373)          (330)
- --------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                   38,066       (121,552)
- --------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH              363           (716)
- --------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (79,475)        20,343
- --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  133,809        139,522
- --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  54,334       $159,865
==========================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)           $  21,225       $ 27,521
 Income taxes                                   $  14,893       $  4,486
=========================================================================

See accompanying notes to consolidated financial statements.
<page 9>


               McDERMOTT INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
               AND AT JUNE 30 AND MARCH 31, 1994


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of McDermott International, Inc. and all subsidiaries and controlled joint ventures. Investments in joint venture and other entities in which McDermott International, Inc. has a 20% to 50% interest are accounted for on the equity
method.   Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified or restated to conform with the presentation at June 30, 1994. Results for the quarter ended June 30, 1993 have been restated to reflect the adoption of Emerging Issues Task Force ("EITF") Issue No. 93-5 (See Note 2).

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

In the opinion of management, all adjustments necessary for a fair statement of the results have been recorded. Such adjustments are of a normal, recurring nature except for a reduction in accrued interest expense ($3,705,000 net of tax of $1,995,000, or $0.07 per share) due to settlement of an outstanding tax issue with the IRS during the three months ended June 30, 1994; the cumulative effect of the accounting changes during the three months ended June 30, 1994 and 1993; and a favorable warranty reserve adjustment ($6,820,000, net of tax of $4,180,000 or $0.13 per share) during the three
months ended June 30, 1993.   The results for interim periods are not
necessarily indicative of results to be expected for the year.
<page 10>

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

Products Liability - McDermott International has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. However, amounts allocable to policy year 1979 are excluded from this agreement, and McDermott International's ability to recover these amounts, and amounts allocable to certain insolvent insurers, is only reasonably possible. Thus, a provision for these estimated future costs was recognized during the third quarter of fiscal year 1994, effective April 1, 1993, as a change in accounting principle, reflecting McDermott International's adoption of EITF No. 93-5. EITF No. 93-5 no longer permits companies to offset, for recognition purposes, reasonably possible recoveries against probable losses, which had been McDermott International's prior practice. The cumulative effect of the accounting change at April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000) in the quarter ending June 30, 1993. The adoption of this provision of EITF Issue No. 93-5 resulted in a decrease in Income before Cumulative Effect of Accounting Change and Net Income of $467,000 and $101,217,000, or $0.01 and $1.89 per share, respectively, for the three months
ending June 30, 1993.   McDermott International's estimated future costs
relating to policy year 1979 and certain insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. At June 30, 1994, the estimated amount of future costs allocable to insolvent insurers and the policy year 1979 was $132,074,000. Inherent in the estimate of such future costs are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

During the first quarter of fiscal year 1995, McDermott International adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 39 which requires McDermott International to present separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. Accordingly, the accompanying consolidated balance sheet at March 31, 1994 and the consolidated statement of cash flows for the three months ended June 30, 1993, have been restated to conform to the June 30, 1994 presentation. Of
<page 11>

the total estimated liability at June 30, 1994, less than $100,000,000 has been asserted. The adoption of FASB Interpretation No. 39 did not have any effect on earnings.

Postemployment Benefits - Effective April 1, 1994, McDermott International adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits and other types of benefits paid to employees, their beneficiaries and covered dependents after active employment, but before retirement. The cumulative effect as of April 1, 1994 of this change in accounting was to decrease net income by $1,765,000 (net of income taxes of $287,000) or $0.03 per share. Other than the cumulative effect, the accounting change had no material effect on the results of the June 30, 1994 quarter. Prior to April 1, 1994, McDermott International recognized the cost of providing most of these benefits on a cash basis. Under the new principle of accounting, the cost of these benefits is accrued when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As required by the Statement, prior period financial statements have not been restated to reflect the change in accounting principle.

Investments - In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." McDermott International adopted the provisions of the new standard for investments held as of or acquired after April 1, 1994. Based on current portfolio management practices, McDermott International's investments are classified as available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The opening balance of stockholders' equity was decreased by $4,095,000 to reflect the net unrealized holding losses on McDermott International's investment securities which were previously carried at
amortized cost.   In accordance with the Statement, prior period financial
statements have not been restated to reflect this change in accounting principle.
<page 12>



NOTE 3 - INVENTORIES
Consolidated inventories at June 30, 1994 and March 31, 1994 are summarized below:

                                               June 30,        March 31,
                                                 1994             1994
                                               -------         --------
                                                   (In thousands)

Raw Materials and Supplies                    $  39,591         $ 40,281
Work in Progress                                 18,694           17,566
Finished Goods                                    9,653            8,622
- -------------------------------------------------------------------------
                                              $  67,938         $ 66,469
=========================================================================

NOTE 4 - SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The combined financial results of McDermott International's equity investments in Marine Construction Services' HeereMac and McDermott ETPM-West, Inc. joint ventures are summarized below. Each of these ventures was significant as defined by applicable SEC regulations in fiscal year 1994. The following summarizes the combined income statements:

                                            THREE               THREE
                                         MONTHS ENDED       MONTHS ENDED
                                           6/30/94             6/30/93
                                           -------             -------
                                               (In thousands)
Revenues                                  $  237,285         $  345,860
- ------------------------------------------------------------------------

Operating Income                          $      856         $   83,221
- ------------------------------------------------------------------------

Income before Income Taxes                $    5,588         $   86,328
Provision for (Benefit from) Income Taxes       (550)             1,124
- ------------------------------------------------------------------------
Net Income                                $    6,138         $   85,204
========================================================================
Equity in Net Income                      $    3,051         $   42,593
========================================================================

<page 13>

NOTE 5 - SEGMENT REPORTING INFORMATION

                                                 THREE MONTHS ENDED
                                              06/30/94        06/30/93
                                              --------        --------
                                                  (In thousands)
REVENUES:
Power Generation Systems and Equipment         $   404,463    $   344,437
Marine Construction Services                       356,715        359,297
Intersegment Transfer Eliminations                  (1,370)          (316)
- --------------------------------------------------------------------------
 Total Revenues                                $   759,808    $   703,418
==========================================================================
OPERATING INCOME:

Segment Operating Income:
 Power Generation Systems and Equipment        $  12,417        $   6,837
 Marine Construction Services                      9,440           20,327
- --------------------------------------------------------------------------
 Total Segment Operating Income                   21,857           27,164
- --------------------------------------------------------------------------
Equity in Income of Investees:
 Power Generation Systems and Equipment            2,843            3,517
 Marine Construction Services                      3,459           43,532
- --------------------------------------------------------------------------
 Total Equity in Income of Investees               6,302           47,049
- --------------------------------------------------------------------------
 General Corporate Expenses                      (12,328)         (14,741)
- --------------------------------------------------------------------------
   Total Operating Income                      $  15,831         $ 59,472
==========================================================================

NOTE 6 - PROPOSED MERGER AGREEMENT

On June 2, 1994, International announced a plan to form a new company, J. Ray McDermott, S. A., that would combine the worldwide marine construction businesses of McDermott International with those of Offshore Pipelines, Inc. ("OPI"). Under the terms of the proposed agreement, International would contribute substantially all of its marine construction assets and businesses. Terms of the transaction are still being negotiated, and are subject to the approval of the Boards of Directors of both companies, as well as the shareholders of OPI and of certain regulatory bodies.
<page 14>

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994 VS. THREE MONTHS ENDED JUNE 30, 1993

Power Generation Systems and Equipment's revenues increased $60,026,000 to $404,463,000. This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, repair and alteration of existing fossil fuel steam systems, and nuclear fuel assemblies and reactor components for the U. S. Government. These increases were partially offset by lower revenues from extended scope of supply and fabrication of industrial boilers, defense and space-related products other than nuclear fuel assemblies and reactor components, and replacement parts.

Power Generation Systems and Equipment's segment operating income increased $5,580,000 to $12,417,000. The increase was primarily due to higher volume and margins on fabrication and erection of fossil fuel steam and environmental control systems and nuclear fuel assemblies and reactor components for the U.
S. Government. These increases were partially offset by a favorable warranty reserve adjustment recorded in the prior year and lower volume and margins on extended scope of supply and fabrication of industrial boilers.

Power Generation Systems and Equipment's equity in income of investees decreased $674,000 to $2,843,000 primarily due to lower operating results in a foreign joint venture.

Backlog for this segment at June 30, 1994 was $2,202,350,000 compared to $3,057,831,000 at June 30, 1993. At June 30, 1994, this segment's backlog with the U.S. Government was $714,698,000 (of which $17,055,000 had not been funded). U. S. Government budget reductions have negatively affected this segment's government operations and backlog at June 30, 1994 reflects the impact of Congressional budget reductions on the advanced solid rocket motor
<page 15>

and super conducting super collider projects. The current competitive economic environment has also negatively affected demand for other industrial related product lines and these markets are expected to remain very competitive.

The current competitive economic environment and uncertainties created by the passage of the Energy Policy Act of 1992 and the Clean Air Act Amendments of 1990 have caused U. S. utilities to defer repairs and refurbishments on existing plants. However, the Clean Air Act has created demand for environmental control equipment and related plant enhancements. Most electric utilities have already purchased equipment to comply with Phase I of the Clean Air Act, and they will purchase equipment to comply with Phase II deadlines in a gradual manner, spread out over the next several years as various deadlines approach. Electric utilities in Asia are active purchasers of large, new baseload generating units, due to the rapid growth of the Pacific Rim economies and to the small existing stock of electrical generating capacity in most developing countries.

Marine Construction Services' revenues decreased slightly by $2,582,000 to $356,715,000, as lower volume in foreign marine and domestic fabrication operations, and in procured materials was offset by the inclusion of revenues resulting from the acquisitions of Delta Catalytic Corporation ("DCC") during June 1993 and Northern Ocean Services Limited ("NOS") in February 1994.

Marine Construction Services' segment operating income decreased $10,887,000 to $9,440,000 primarily due to lower volume and higher operating expenses, despite higher margins, in foreign marine operations. The decrease was also due to lower volume in domestic fabrication operations.

Marine Construction Services' equity in income of investees decreased $40,073,000 to $3,459,000, primarily due to lower operating results of the HeereMac joint venture. In fiscal year 1995, the contribution from these
<page 16>

joint ventures will be significantly less compared to the prior two fiscal years due to lower volume and margins.

Backlog for this segment at June 30, 1994 was $929,034,000 (including $36,947,000 for NOS). Excluding NOS, backlog of $892,087,000 at June 30, 1994 was down from backlog of $1,256,298,000 at June 30, 1993. Not included in backlog at both June 30, 1994 and 1993, was backlog relating to contracts to be performed by unconsolidated foreign joint ventures of approximately $700,000,000. All of this segment's markets were down in the three months ended June 30, 1994. U. S. markets are expected to remain at a low level during fiscal year 1995 while international markets are expected to vary. In all areas, the overcapacity of marine equipment will continue to result in a competitive environment and put pressure on profit margins.

General corporate expenses decreased $2,413,000 to $12,328,000, primarily due to timing of expenses, and non-recurring charges related to certain cost reduction initiatives in the June 1993 quarter.

Interest income increased $1,082,000 to $10,398,000, primarily due to increased investments in government securities and other investments.

Interest expense decreased $7,104,000 to $12,839,000, primarily due to a reduction in accrued interest on proposed tax deficiencies.

Other-net expense decreased $1,340,000 to $4,019,000. This decrease was primarily due to lower bank fees and discounts on the sale of certain accounts receivable and lower foreign currency transaction losses, partially offset by losses on the sale of investments.

The provision for income taxes decreased $12,155,000 to $2,396,000, while income from operations before provision for income taxes and cumulative effect of accounting change decreased $34,246,000 to $5,514,000. The decrease in the provision for income taxes is due primarily to a decrease in income from operations.

Net income increased $76,894,000 to $1,353,000 from a loss of $75,541,000 reflecting the cumulative effect of the adoption of SFAS No. 112, "Employers' Accounting for Postretirement Benefits" of $1,765,000 in the current year and
<page 17>

the cumulative effect of accounting change for non-employee products liability asbestos claims of $100,750,000 in the prior year, in addition to the other items described above.

Liquidity and Capital Resources
- -------------------------------
During the three months ended June 30, 1994, McDermott International's cash and cash equivalents decreased $79,475,000 to $54,334,000 and total debt increased $71,234,000 to $800,844,000, primarily from short-term borrowings of $79,028,000. During this period, McDermott International used cash of $104,350,000 in operating activities; $15,419,000 for dividends on International's common and preferred stock; $16,753,000 for the repurchase of a subsidiary's preferred stock to satisfy future sinking fund requirements; $8,443,000 for repayment of long-term debt; and $15,583,000 for additions to
property, plant and equipment.   Decreases in contracts in progress and
advance billings, and accounts payable are primarily due to lower volume in the Power Generation System and Equipment segment.

Pursuant to an agreement with a majority of its principal insurers, McDermott International negotiates and settles products liability asbestos claims from
non-employees and bills these amounts to the appropriate insurers.   As a
result of collection delays inherent in this process, reimbursement is usually
delayed for three months or more.   The number of claims, which management
believes peaked in fiscal year 1990, has declined moderately. However, the average amount of these claims (historical average of less than $3,000 per
claim) has continued to rise.   Claims paid during the quarter ended June 30,
1994 were $31,450,000, including $1,894,000 applicable to insolvent insurers and $1,085,000 relating to the policy year 1979. As a result of the adoption of FASB Interpretation No. 39 (See Note 2 to the consolidated financial statements), McDermott International has presented separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. At June 30, 1994, Accounts receivable - other includes receivables of $29,455,000 that have been billed to insurers for reimbursement of settled claims. McDermott International's estimated future costs relating to policy year 1979 and
<page 18>

certain insolvent insurers are derived from its loss history and constitute
management's best estimate of such future costs.   At June 30, 1994, the
estimated amount of future costs allocable to insolvent insurers and the policy year 1979 was $132,074,000. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the amount ultimately paid may differ materially from the amount provided in the consolidated financial statements. Settlement of the liability is expected to occur over the next 30 years. The collection delays, and the amount of claims paid that are related to insolvent insurance carriers and the policy year 1979 have not had a material adverse effect upon McDermott International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott International's expenditures for property, plant and equipment increased $3,136,000 to $15,583,000 for the three months ended June 30, 1994 compared with the same period last year, the majority of which were incurred to maintain existing facilities. During July 1994, a subsidiary of International purchased a barge which was formerly leased for approximately $15,000,000.

At June 30 and March 31, 1994, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $170,000,000, under the terms of an
agreement with a certain U.S. bank.   The maximum sales limit available under
the agreement, which expires on December 31, 1995, is $225,000,000.

At June 30 and March 31, 1994, McDermott International had available to it various uncommitted short-term lines of credit from banks totaling $250,219,000 and $246,412,000, respectively. Borrowings by McDermott International against these lines of credit at June 30 and March 31, 1994 were
$113,336,000 and $37,512,000, respectively.   In addition, The Babcock &
Wilcox Company had available to it a  $128,000,000 unsecured and committed
revolving line of credit facility.   Loans outstanding under the revolving
credit facility may not exceed the banks' commitments thereunder.   In
addition, it is a condition to borrowing under the revolving credit facility that the borrower's consolidated net tangible assets exceed a certain level. There were no borrowings outstanding against this facility at June 30, and
<page 19>

March 31, 1994.   DCC had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,493,000 which expires on May 31, 1997. At June 30, 1994 borrowings outstanding against this facility were $3,261,000. There were no borrowings outstanding against this facility at March 31, 1994.

McDermott International maintains an investment portfolio of government obligations and other investments which is held primarily for long-term investment purposes and is classified as available for sale under SFAS No. 115 (See Note 2 to the consolidated financial statements). The fair value of short-term investments and the long-term portfolio at June 30, 1994 was $704,541,000 (amortized cost $713,291,000). The net unrealized loss on the current and long-term investment portfolio was $8,750,000 at June 30, 1994.
At June 30, 1994, approximately $166,771,000 fair value (amortized cost of $166,474,000) of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1994, substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on International's liquidity.

Working capital increased $31,781,000 to $99,573,000 at June 30, 1994 from March 31, 1994. During the remainder of fiscal year 1995, McDermott International expects to obtain funds to meet working capital, capital expenditure and debt maturity requirements from operating activities and
additional borrowings.   Leasing agreements for equipment, which are short-
term in nature, are not expected to impact McDermott International's liquidity or capital resources.

McDermott International has provided a valuation allowance ($28,724,000 at June 30, 1994) for deferred tax assets related primarily to net operating loss carryforwards which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($571,948,000 at June 30, 1994) are realizable through carrybacks and future reversals of existing taxable temporary differences, and, if necessary, the implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. Major uncertainties that
<page 20>

affect the ultimate realization of deferred tax assets include the risks of incurring operating losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

McDermott International adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective April 1, 1992 for all domestic plans. McDermott International plans to adopt SFAS No. 106 for foreign plans during fiscal year 1996, and the adoption is not expected to have a material effect on the consolidated financial statements of McDermott International. The new standard does not have any impact on the cash requirements of any domestic or foreign postretirement health and welfare plan.
<page 21>

                                                      EXHIBIT 11

                    MCDERMOTT INTERNATIONAL, INC.
                   CALCULATION OF EARNINGS (LOSS)
               PER COMMON AND COMMON EQUIVALENT SHARE

           (In thousands, except shares and per share amounts)

                      PRIMARY AND FULLY DILUTED

                                                    THREE MONTHS ENDED
                                                  6/30/94       6/30/93
                                                  -------       -------
Income before cumulative effect of
 accounting changes                               $   3,118    $ 25,209

Less dividend requirements of preferred stock,
  Series C                                           (2,066)        -
- ------------------------------------------------------------------------
Income before cumulative effect applicable to
 common stock                                         1,052      25,209

Cumulative effect of accounting changes              (1,765)   (100,750)
- ------------------------------------------------------------------------
Net loss for primary computation                  $    (713)   $(75,541)
========================================================================

Weighted average number of common
 shares outstanding during the period            53,478,556  52,381,471

Common stock equivalents  of stock appreciation
 rights based on "treasury stock" method            145,130     799,545
- ------------------------------------------------------------------------

Weighted average number of common
 shares outstanding during the period            53,623,686  53,181,016
========================================================================
Earnings (Loss) per common and
 common equivalent share: (1)

Income before cumulative effect of
 accounting changes                              $    0.02    $   0.47
Accounting changes                                   (0.03)      (1.89)
- -----------------------------------------------------------------------
Net income (loss)                                $   (0.01)   $  (1.42)
=======================================================================

(1) Earnings (Loss) per common and common equivalent share assuming full dilution are the same for the periods presented.
<page 22>

                             PART II

                    McDERMOTT INTERNATIONAL, INC.

                         OTHER  INFORMATION
                         ------------------


No information is applicable to Part II for the current quarter, except as noted below:


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibit 11 - Calculation of Earnings (Loss) Per Common and Common Equivalent Share - Page 22

        (b)     Reports on Form 8-K

                Report on Form 8-K, Item 5 was filed on June 10, 1994.

Signatures
<page 23>

                                       SIGNATURES
                                       ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           McDERMOTT INTERNATIONAL, INC.
                                           ----------------------------
                                                  (REGISTRANT)







   Date: 8/2/94                      By: s/ Brock A. Hattox
                                        --------------------
                                           (SIGNATURE)


                                        Brock A. Hattox
                                        Senior Vice President and
                                        Chief Financial Officer


<page 24>