Form 10-Q
period 1994-09-30
MCDERMOTT INTERNATIONAL INC
filed 1994-11-14
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                         McDERMOTT INTERNATIONAL, INC.
- - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   REPUBLIC OF PANAMA                                    72-0593134
- - - --------------------------------------------------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


         1450 Poydras Street, New Orleans, Louisiana            70112-6050
         Post Office Box 61961, New Orleans, Louisiana          70161-1961
- - - --------------------------------------------------------------------------------
             (Address of Principal Executive Office)            (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-5400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   /X/              No  / /


The number of shares of Common Stock, par value $1 per share, outstanding as of October 21, 1994 was 53,780,646.

            M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

                        I N D E X  -  F O R M   1 0 - Q

                                                                PAGE
                                                                ----
PART I - FINANCIAL INFORMATION
- - - ------------------------------


    Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet - September 30, 1994
        and March 31, 1994                                       4

      Consolidated Statement of Income (Loss) and
        Deficit - Three Months Ended and Six Months
        Ended  September 30, 1994 and September 30, 1993         6

      Consolidated Statement of Cash Flows - Six Months
        Ended September 30, 1994 and September 30, 1993          8

      Notes to Consolidated Financial Statements                10


    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations      16

    Exhibit 11 - Calculation of Earnings (Loss) Per
                 Common and Common  Equivalent Share            26


PART II - OTHER INFORMATION
- - - ---------------------------

    Item 6 - Exhibits and Reports on Form 8-K                   27



      SIGNATURES                                                28

                                     PART I

                         McDERMOTT INTERNATIONAL,  INC.




                             FINANCIAL INFORMATION





       Item 1.     Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1994

                                     ASSETS

                                                                                    9/30/94             3/31/94
                                                                                    -------             -------
                                                                                  (Unaudited)
                                                                                         (In thousands)
Current Assets:
  Cash and cash equivalents                                                     $    92,129          $  133,809
  Short-term investments                                                            129,532                 990
  Accounts receivable - trade                                                       392,181             370,333
  Accounts receivable - other                                                       108,296             113,782
  Insurance recoverable - current                                                   113,194             110,200
  Contracts in progress                                                             257,778             237,722
  Inventories                                                                        68,068              66,469
  Deferred income taxes                                                             102,154             100,167
  Other current assets                                                               69,519              40,474
- - - ---------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                     1,332,851           1,173,946
- - - ---------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:                                           2,176,499           2,150,728
  Less accumulated depreciation                                                   1,405,918           1,374,219
- - - ---------------------------------------------------------------------------------------------------------------
         Net Property, Plant and Equipment                                          770,581             776,509
- - - ---------------------------------------------------------------------------------------------------------------
Investments:
  Government obligations                                                            391,532             395,556
  Other investments                                                                 180,818             319,575
- - - ---------------------------------------------------------------------------------------------------------------
         Total Investments                                                          572,350             715,131
- - - ---------------------------------------------------------------------------------------------------------------
Insurance Recoverable                                                               805,048             876,846
- - - ---------------------------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                               260,723             246,854
- - - ---------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $88,316,000 at September 30, 1994
  and $84,170,000 at March 31, 1994                                                 154,580             158,726
- - - ---------------------------------------------------------------------------------------------------------------
Other Assets                                                                        237,481             275,557
- - - ---------------------------------------------------------------------------------------------------------------
    TOTAL                                                                       $ 4,133,614          $4,223,569
===============================================================================================================

See accompanying notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    9/30/94             3/31/94
                                                                                    -------             -------
                                                                                  (Unaudited)
                                                                                          (In thousands)

Current Liabilities:
  Notes payable and current
       maturities of long-term debt                                              $  382,811          $   62,544
   Accounts payable                                                                 168,744             245,819
   Environmental and products liabilities - current                                 128,693             122,361
   Accrued employee benefits                                                        112,370             113,415
   Accrued liabilities - other                                                      284,854             300,505
   Advance billings on contracts                                                    145,936             181,572
   U.S. and foreign income taxes                                                     45,130              79,938
- - - ---------------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                                  1,268,538           1,106,154
- - - ---------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                      510,184             667,066
- - - ---------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                       387,204             380,309
- - - ---------------------------------------------------------------------------------------------------------------
Environmental and Products Liabilities                                              942,144           1,013,251
- - - ---------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                   307,369             302,143
- - - ---------------------------------------------------------------------------------------------------------------
Contingencies
- - - ---------------------------------------------------------------------------------------------------------------
Minority Interest:
  Subsidiary's Redeemable Preferred Stocks:
   Series A $2.20 cumulative convertible,
    $1.00 par value; at redemption value                                             88,089              88,089
   Series B $2.60 cumulative, $1.00 par
    value; at redemption value                                                       91,630             108,583
  Other minority interest                                                            15,583              15,716
- - - ---------------------------------------------------------------------------------------------------------------
       Total Minority Interest                                                      195,302             212,388
- - - ---------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 Series C $2.875 cumulative
   convertible, par value $1.00 per share,
   (liquidation preference $143,750,000)                                              2,875               2,875
  Common stock, par value $1.00 per share,
    authorized 150,000,000 shares; outstanding
    53,677,386 at September 30, 1994 and
    53,444,467 at March 31, 1994                                                     53,677              53,444
  Capital in excess of par value                                                    738,798             730,987
  Deficit                                                                          (229,047)           (196,216)
  Minimum pension liability                                                            (931)               (931)
  Net unrealized loss on investments                                                (10,124)              -
  Cumulative foreign exchange translation adjustments                               (32,375)            (47,901)
- - - ---------------------------------------------------------------------------------------------------------------
       Total Stockholders' Equity                                                   522,873             542,258
- - - ---------------------------------------------------------------------------------------------------------------
       TOTAL                                                                     $4,133,614          $4,223,569
===============================================================================================================

                        McDERMOTT INTERNATIONAL, INC.
             CONSOLIDATED STATEMENT OF INCOME (LOSS) AND DEFICIT
                              SEPTEMBER 30, 1994

                                                          THREE                              SIX
                                                       MONTHS ENDED                      MONTHS ENDED
                                                9/30/94          9/30/93          9/30/94            9/30/93
                                                -------          -------          -------            -------
                                                                          (Unaudited)
                                                                         (In thousands)
Revenues                                       $ 724,065        $ 777,459        $1,483,873          $1,480,877
- - - ---------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations                             627,343          669,684         1,273,043           1,269,554
  Depreciation and amortization                   25,065           26,203            61,983              56,630
  Selling, general and
    administrative expenses                       66,534           66,386           134,195             127,084
- - - ---------------------------------------------------------------------------------------------------------------
                                                 718,942          762,273         1,469,221           1,453,268
- - - ---------------------------------------------------------------------------------------------------------------
                                                   5,123           15,186            14,652              27,609
Equity in Income of Investees                     14,646           46,316            20,948              93,365
- - - ---------------------------------------------------------------------------------------------------------------
  Operating Income                                19,769           61,502            35,600             120,974
- - - ---------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                 15,744            9,762            26,142              19,078
  Interest expense                               (14,101)         (16,747)          (26,940)            (36,690)
  Minority interest                               (1,151)          (4,699)           (5,008)             (8,425)
  Other-net                                      (15,917)           2,444           (19,936)             (2,915)
- - - ---------------------------------------------------------------------------------------------------------------
                                                 (15,425)          (9,240)          (25,742)            (28,952)
- - - ---------------------------------------------------------------------------------------------------------------
Income before Provision for Income
  Taxes and Cumulative Effect of
  Accounting Changes                               4,344           52,262             9,858              92,022
Provision for Income Taxes                         7,606           14,674            10,002              29,225
- - - ---------------------------------------------------------------------------------------------------------------
Income (Loss) before Cumulative Effect
  of Accounting Changes                           (3,262)          37,588              (144)             62,797
Cumulative Effect of Accounting
  Changes                                           -                -               (1,765)           (100,750)
- - - ---------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                 (3,262)          37,588            (1,909)            (37,953)
- - - ---------------------------------------------------------------------------------------------------------------
Deficit - Beginning of Period                   (210,307)        (214,957)         (196,216)           (126,264)
Deduct Cash Dividends
  Common stock                                    13,411           13,275            26,789              26,427
  Preferred stock, Series C                        2,067            1,951             4,133               1,951
- - - ---------------------------------------------------------------------------------------------------------------
 Deficit - End of Period                       $(229,047)       $(192,595)       $ (229,047)         $ (192,595)
===============================================================================================================

                                                                       CONTINUED


                                                                    THREE                                SIX
                                                                 MONTHS ENDED                        MONTHS ENDED
                                                         9/30/94              9/30/93          9/30/94          9/30/93
                                                         -------              -------          -------          -------
                                                                                   (Unaudited)
                                                               (In thousands, except shares and per share amounts)
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK (AFTER PREFERRED
STOCK DIVIDENDS):                                      $      (5,329)   $       35,637   $       (6,042)   $      (39,904)
- - - -------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE (PRIMARY AND FULLY DILUTED):

    Income (loss) before cumulative
     effect of accounting changes                      $       (0.10)   $         0.66   $        (0.08)   $         1.14
    Accounting changes                                           -                 -              (0.03)            (1.89)
    ---------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                  $       (0.10)   $         0.66   $        (0.11)   $        (0.75)
    =====================================================================================================================

Weighted average number of
  common and common
  equivalent shares                                       53,568,530        53,616,326       53,523,543        53,398,672

CASH DIVIDENDS:

  Per common share                                     $        0.25    $         0.25   $         0.50    $         0.50
  Per preferred share                                  $        0.72    $         0.68   $         1.44    $         0.68
  =======================================================================================================================

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1994

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                       SIX MONTHS ENDED
                                                                                   9/30/94            9/30/93
                                                                                   -------            -------
                                                                                          (Unaudited)
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                     $       (1,909)     $    (37,953)
- - - -------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                                      61,983            56,630
  Equity in  income of investees,
    less dividends                                                                   19,179           (39,382)
  Provision for deferred taxes                                                       44,488            24,499
  Cumulative effect of accounting changes                                             1,765           100,750
  Other                                                                               3,156              (588)
  Changes in assets and liabilities, net of
    effects from acquisition:
      Accounts receivable                                                           (11,864)          158,966
      Net contracts in progress and advance billings                                (55,184)          (14,894)
      Accounts payable                                                              (79,192)          (55,377)
      Accrued liabilities                                                           (17,252)          (73,991)
      Income taxes                                                                  (51,657)          (23,348)
      Other, net                                                                    (14,693)            5,831
Proceeds from insurance for products liabilities claims                              53,823            49,663
Payments of products liabilities claims                                             (61,557)          (55,797)
- - - -------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (108,914)           95,009
- - - -------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Delta Catalytic Corporation                                            -               (28,249)
Purchases of property, plant and equipment                                          (47,149)          (33,214)
Purchases of short and long-term investments                                       (322,510)         (562,833)
Sales of short and long-term investments                                            325,190           514,238
Other                                                                                (4,044)            4,617
- - - -------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (48,513)         (105,441)
- - - -------------------------------------------------------------------------------------------------------------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS CONTINUED


                                                                                        SIX MONTHS ENDED
                                                                                    9/30/94          9/30/93
                                                                                    -------          -------
                                                                                          (Unaudited)
                                                                                         (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                                    $       (9,587)     $    (198,527)
Issuance of long-term debt                                                             -                92,475
Increase (decrease) in short-term borrowing                                         172,217             (3,074)
Issuance of common stock                                                                130             17,585
Issuance of preferred stock                                                            -               140,156
Dividends paid                                                                      (30,863)           (26,186)
Repurchase of subsidiary's preferred stock                                          (16,753)            (3,586)
Other                                                                                  (668)              (667)
- - - --------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           114,476             18,176
- - - --------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                              1,271             (1,407)
- - - --------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (41,680)             6,337
- - - --------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    133,809            139,522
- - - --------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $       92,129      $     145,859
==============================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                                      $       35,040      $      38,267
   Income taxes                                                              $       26,719      $      12,467
==============================================================================================================

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                     AND AT SEPTEMBER 30 AND MARCH 31, 1994

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of McDermott International, Inc. and all subsidiaries and controlled joint ventures. Investments in joint venture and other entities in which McDermott International, Inc. has a 20% to 50% interest are accounted for on the equity
method.   Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified or restated to conform with the presentation at September 30, 1994. Results for the three and six months ended September 30, 1993 have been restated to reflect the adoption of Emerging Issues Task Force ("EITF") Issue No. 93-5 (See Note 2).

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

In the opinion of management, all adjustments necessary for a fair statement of the results have been recorded. Such adjustments are of a normal, recurring nature except for a loss related to the reduction of estimated products liability asbestos claim recoveries from insurers ($14,478,000 or $0.27 per share) included in the three and six months ended September 30, 1994; a reduction in accrued interest expense ($5,600,000 and $11,300,000, or $0.10 and $0.21 per share, respectively) due to the settlement of outstanding tax issues included in the three and six months ended September 30, 1994; a favorable warranty reserve adjustment ($6,820,000, net of tax of $4,180,000 or $0.13 per share) included in the six months ended September 30, 1993; and the cumulative effect of the accounting changes included in the six months ended September 30, 1994 and 1993. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

Products Liability - McDermott International has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. However, amounts allocable to policy year 1979 are excluded from this agreement, and McDermott International's ability to recover these amounts, and amounts allocable to certain insolvent insurers, is only reasonably possible. Thus, a provision for these estimated future costs was recognized during the third quarter of fiscal year 1994, effective April 1, 1993, as a change in accounting principle, reflecting McDermott International's adoption of EITF Issue No. 93-5. EITF Issue No. 93-5 no longer permits companies to offset, for recognition purposes, reasonably possible recoveries against probable losses, which had been McDermott International's prior practice. The cumulative effect of the accounting change at April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000). The adoption of this provision of EITF Issue No. 93-5 resulted in an increase in Income before Cumulative Effect of Accounting Change and a decrease in Net Income of $7,513,000 and $93,237,000, or $0.14 and $1.75 per share, respectively, for the six months ended September 30, 1993 and an increase in Net Income of $7,980,000, or $0.14 per share, for the quarter ended September 30, 1993. In addition, McDermott International has received notice that provisional liquidators have been appointed to a London-based products liability asbestos insurer and certain of its subsidiaries. As a result, a loss of $14,478,000 related to the reduction of estimated products liability asbestos claim recoveries was recognized in the September 30, 1994 quarter, and was included in Other-net expense. McDermott International's estimated future costs relating to policy year 1979 and insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs.
At September 30, 1994, the estimated amount of future costs allocable to insolvent insurers and the policy year 1979 was $142,304,000. Inherent in the estimate of such future costs are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

During the first quarter of fiscal year 1995, McDermott International adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 39, which requires McDermott International to present separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. Accordingly, the accompanying consolidated balance sheet at March 31, 1994 and the consolidated statement of cash flows for the six months ended September 30, 1993, have been restated to conform to the September 30, 1994 presentation.
Of the total estimated liability at September 30, 1994, less than $100,000,000 has been asserted. The adoption of FASB Interpretation No. 39 did not have any effect on earnings.

Postemployment Benefits - Effective April 1, 1994, McDermott International adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits and other types of benefits paid to employees, their beneficiaries and covered dependents after active employment, but before retirement. The cumulative effect as of April 1, 1994 of this change in accounting was to increase net loss by $1,765,000 (net of income taxes of $287,000) or $0.03 per share. Other than the cumulative effect, the accounting change had no material effect on the results of the six months ended September 30, 1994. Prior to April 1, 1994, McDermott International recognized the cost of providing most of these benefits on a cash basis. Under this new principle of accounting, the cost of these benefits is accrued when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As required by the Statement, prior period financial statements have not been restated to reflect this change in accounting principle.

Investments - In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." McDermott International adopted the provisions of this new standard for investments held as of or acquired after April 1, 1994. Based on current portfolio management practices, McDermott International's investments are classified as available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The opening balance of stockholders' equity was decreased by $4,095,000 to reflect the net unrealized holding losses on McDermott International's investment
securities which were previously carried at amortized cost.   In accordance
with the Statement, prior period financial statements have not been restated to reflect this change in accounting principle.

NOTE 3 - INVENTORIES

Consolidated inventories at September 30, 1994 and March 31, 1994 are summarized below:

                                                        September 30,                         March 31,
                                                            1994                                1994
                                                        -------------                         ---------
                                                                         (In thousands)
Raw Materials and Supplies                            $       40,456                      $       40,281
Work in Progress                                              18,033                              17,566
Finished Goods                                                 9,579                               8,622
- - - --------------------------------------------------------------------------------------------------------
                                                      $       68,068                      $       66,469
========================================================================================================


NOTE 4 - SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The combined financial results of McDermott International's equity investments in Marine Construction Services' HeereMac and McDermott ETPM-West, Inc. joint ventures are summarized below. Each of these ventures was significant as
defined by applicable SEC regulations in fiscal year 1994.   The following
summarizes the combined income statements:

                                                                     THREE                             SIX
                                                                  MONTHS ENDED                     MONTHS ENDED
                                                          9/30/94           9/30/93            9/30/94        9/30/93
                                                          -------           -------            -------        -------
                                                                                  (In thousands)
Revenues                                              $      186,860   $       237,782    $      424,145  $      583,642
- - - ------------------------------------------------------------------------------------------------------------------------
Operating Income                                      $       18,913   $        80,630    $       19,769  $      163,851
- - - ------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                            $       22,768   $        86,323    $       28,356  $      172,651
Provision for (Benefit from) Income Taxes                       (342)            1,670              (892)          2,794
- - - ------------------------------------------------------------------------------------------------------------------------
Net Income                                            $       23,110   $        84,653    $       29,248  $      169,857
========================================================================================================================
Equity in Net Income                                  $       11,504   $        42,315    $       14,555  $       84,908
========================================================================================================================


NOTE 5 - SEGMENT REPORTING INFORMATION

                                                                     THREE                            SIX
                                                                 MONTHS ENDED                     MONTHS ENDED
                                                          9/30/94          9/30/93           9/30/94        9/30/93
                                                          -------          -------           -------        -------
                                                                                   (In thousands)
REVENUES:

Power Generation Systems and Equipment                 $     379,315    $      391,841   $      783,778  $      736,278
Marine Construction Services                                 344,988           387,211          701,703         746,508
Intersegment Transfer Eliminations                              (238)           (1,593)          (1,608)         (1,909)
- - - -----------------------------------------------------------------------------------------------------------------------
  Total Revenues                                       $     724,065    $      777,459   $    1,483,873  $    1,480,877
=======================================================================================================================
OPERATING INCOME:

Segment Operating Income:
  Power Generation Systems and Equipment               $       1,311    $       12,298   $       13,728  $       19,135
  Marine Construction Services                                17,158            16,615           26,598          36,942
- - - -----------------------------------------------------------------------------------------------------------------------
  Total Segment Operating Income                              18,469            28,913           40,326          56,077
- - - -----------------------------------------------------------------------------------------------------------------------
Equity in Income of Investees:
  Power Generation Systems and Equipment                       1,132             3,632            3,975           7,149
  Marine Construction Services                                13,514            42,684           16,973          86,216
- - - -----------------------------------------------------------------------------------------------------------------------
  Total Equity in Income of Investees                         14,646            46,316           20,948          93,365
- - - -----------------------------------------------------------------------------------------------------------------------
  General Corporate Expenses                                 (13,346)          (13,727)         (25,674)        (28,468)
- - - -----------------------------------------------------------------------------------------------------------------------
       Total Operating Income                          $      19,769    $       61,502   $       35,600  $      120,974
=======================================================================================================================

NOTE 6 - PROPOSED MERGER AGREEMENT

On June 2, 1994, International announced a plan to form a new company, J. Ray McDermott, S. A., that would combine the worldwide marine construction businesses of McDermott International with those of Offshore Pipelines, Inc. ("OPI"). Under the terms of the proposed agreement, International would contribute substantially all of its marine construction assets and businesses, including those of the Delaware Company. International has completed due diligence and is currently holding discussions with regulatory agencies, and OPI has filed preliminary documents with the Securities and Exchange Commission in connection with this proposed transaction. The proposed transaction is subject to the approval of OPI shareholders and these regulatory agencies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1994 VS. THREE MONTHS ENDED SEPTEMBER 30, 1993

Power Generation Systems and Equipment's revenues decreased $12,526,000 to $379,315,000. This was primarily due to lower revenues from defense and space-related products (other than nuclear fuel assemblies and reactor components), extended scope of supply and fabrication of industrial boilers, and plant enhancement projects. These decreases were partially offset by higher revenues from fabrication and erection of fossil fuel steam and environmental control systems.

Power Generation Systems and Equipment's segment operating income decreased $10,987,000 to $1,311,000. The decrease was primarily due to lower volume and margins on extended scope of supply and fabrication of industrial boilers, and defense and space-related products (other than nuclear fuel assemblies and reactor components). There were also lower margins on replacement parts, nuclear fuel assemblies and reactor components for the U. S. Government and fabrication and erection of fossil fuel steam and environmental control systems. These decreases were partially offset by favorable margins on plant enhancement projects.

Power Generation Systems and Equipment's equity in income of investees decreased $2,500,000 to $1,132,000 primarily due to a provision for loss on discontinuing a domestic joint venture.

Backlog for this segment at September 30, 1994 was $2,060,170,000 compared to $2,790,052,000 at September 30, 1993. At September 30, 1994, this segment's backlog with the U.S. Government was $701,840,000 (of which $20,690,000 had not been funded). U. S. Government budget reductions have negatively affected this segment's government operations, and backlog at September 30, 1994 and 1993 reflects the impact of Congressional budget reductions on the advanced
solid rocket motor and super conducting super collider projects.    The current
competitive economic environment
has also negatively affected demand for other industrial related product lines and these markets are expected to remain very competitive.

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

Marine Construction Services' revenues decreased $42,223,000 to $344,988,000, primarily due to lower volume in foreign marine and domestic fabrication operations. In addition, revenues from Delta Catalytic Corporation's ("DCC") operations were lower in the current period. These decreases were partially offset by the inclusion of revenues as a result of the acquisition of Northern Ocean Services Limited ("NOS") in February 1994 and higher volume in domestic marine operations.

Marine Construction Services' segment operating income increased $543,000 to $17,158,000 primarily due to higher margins in foreign marine operations, higher volume and margins in domestic marine operations, and the inclusion of the operating results of NOS. These increases were partially offset by higher domestic operating expenses and lower margins in foreign engineering operations.

Marine Construction Services' equity in income of investees decreased $29,170,000 to $13,514,000, primarily due to lower operating results of the HeereMac joint venture. In fiscal year 1995, the contribution from joint ventures will be significantly less compared to the prior two fiscal years due to lower volume and margins.

Backlog for this segment at September 30, 1994 was $1,047,370,000 (including $45,110,000 for NOS). Excluding NOS, backlog of $1,002,260,000 at September
30, 1994 was down from backlog of $1,216,180,000 at September 30, 1993.   Not
included in backlog at September 30, 1994 and 1993 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $500,000,000 and $900,000,000, respectively. U. S. markets are expected to remain at a low level during fiscal year 1995 while international markets are expected to vary. In all areas, the overcapacity of marine equipment and constraints on customer capital spending programs will continue to result in a competitive environment and put pressure on profit margins.

Interest income increased $5,982,000 to $15,744,000, primarily due to recognition of interest on a receivable from an equity investee, and settlement of a claim for interest on certain foreign tax refunds.

Interest expense decreased $2,646,000 to $14,101,000 primarily due to a reduction in accrued interest on proposed tax deficiencies.

Other-net decreased $18,361,000 from income of $2,444,000 to expense of $15,917,000 primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries from insurers and higher bank fees and discounts on the sale of certain accounts receivable in the current period, and gains on the sale of investments in the prior period, partially offset by settlement of a lawsuit in the prior period.

Minority interest expense decreased $3,548,000 to $1,151,000 primarily due to minority shareholder participation in the losses of the McDermott-ETPM East joint venture and DCC in the current period, compared with minority interest expense applicable to DCC in the prior period.

The provision for income taxes decreased $7,068,000 to $7,606,000, while income before provision for income taxes decreased $47,918,000 to $4,344,000. The decrease in the provision for income taxes is due primarily to a decrease in income from operations and varying results in different tax jurisdictions with various means and rates of taxation.

In addition, the provision for income taxes reflects a limitation on the recognition of income tax benefits on losses in the U. S.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1994 VS. SIX MONTHS ENDED SEPTEMBER 30, 1993

Power Generation Systems and Equipment's revenues increased $47,500,000 to
$783,778,000.   This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, repair and alteration of existing fossil fuel steam systems, and nuclear fuel assemblies
and reactor components for the U.S. Government.   These increases were
partially offset by lower revenues from extended scope of supply and fabrication of industrial boilers, defense and space-related products (other than nuclear fuel assemblies and reactor components), plant enhancement projects and replacement parts.

Power Generation Systems and Equipment's segment operating income decreased $5,407,000 to $13,728,000. The decrease was primarily due to lower volume and margins on extended scope of supply and fabrication of industrial boilers, and defense and space-related products (other than nuclear fuel assemblies and reactor components). There were also lower margins on replacement parts, repair and alteration of existing fossil steam systems as well as a favorable warranty reserve adjustment recorded in the prior year. These decreases were partially offset by higher volume on fabrication and erection of fossil fuel steam and environmental control systems and higher volume and margins on nuclear fuel assemblies and reactor components for the U. S. Government.

Power Generation Systems and Equipment's equity in income of investees decreased $3,174,000 to $3,975,000 primarily due to a provision for loss on discontinuing a domestic joint venture and lower operating results in a foreign joint venture.

Marine Construction Services' revenues decreased $44,805,000 to $701,703,000 primarily due to lower volume in foreign marine and domestic fabrication operations. These decreases were partially offset by the inclusion of revenues as a result of the acquisitions of DCC and NOS and higher volume in domestic marine operations.

Marine Construction Services' segment operating income decreased $10,344,000 to $26,598,000 primarily due to higher worldwide operating expenses, lower volume and margins in domestic fabrication operations, and lower margins in worldwide engineering operations. These decreases were partially offset by the inclusion of the operating results of NOS and higher volume and margins in domestic marine operations.

Marine Construction Services' equity in income of investees decreased $69,243,000 to $16,973,000 primarily due to lower operating results of the HeereMac joint venture. In fiscal year 1995, the contribution from joint ventures will be significantly less compared to the prior two fiscal years due to lower volume and margins.

General corporate expenses decreased $2,794,000 to $25,674,000 primarily due to timing of expenses, and non-recurring charges related to certain cost reduction initiatives in the prior period.

Interest income increased $7,064,000 to $26,142,000 primarily due to recognition of interest on a receivable from an equity investee, and settlement of a claim for interest on certain foreign tax refunds.

Interest expense decreased $9,750,000 to $26,940,000 primarily due to a reduction in accrued interest on proposed tax deficiencies.

Minority interest expense decreased $3,417,000 to $5,008,000 primarily due to minority shareholder participation in increased losses of the McDermott-ETPM East joint venture, and in losses of DCC.

Other-net expense increased $17,021,000 to $19,936,000 primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries from insurers and losses on the sale of investments in the current period and gains on the sale of investments in the prior period. These increases were partially offset by foreign currency transaction losses and the settlement of a lawsuit in the prior period.

The provision for income taxes decreased $19,223,000 to $10,002,000, while income before provision for income taxes and cumulative effect of accounting change decreased $82,164,000 to $9,858,000. The decrease in the provision for income taxes is due primarily to a decrease in income from operations and varying results in different tax jurisdictions with various means and rates of taxation. In addition, the provision for income taxes reflects a limitation on the recognition of income tax benefits on losses in the U.S.

Net loss decreased $36,044,000 from a loss of $37,953,000 to a loss of $1,909,000 reflecting the cumulative effect of the adoption of SFAS No. 112, "Employers' Accounting for Postretirement Benefits" of $1,765,000 in the current year and the cumulative effect of accounting change for non-employee products liability asbestos claims of $100,750,000 in the prior year, in addition to the other items described above.

Liquidity and Capital Resources

During the six months ended September 30, 1994, McDermott International's cash and cash equivalents decreased $41,680,000 to $92,129,000 and total debt increased $163,385,000 to $892,995,000. During this period, McDermott International used cash of $108,914,000 in operating activities; $30,863,000 for dividends on International's common and preferred stock; $16,753,000 for the repurchase of a subsidiary's preferred stock to satisfy future sinking fund requirements; $9,587,000 for repayment of long-term debt and $47,149,000 for
additions to property, plant and equipment.   Increases in net contracts in
progress and advance billings resulted primarily from the timing of billings and costs incurred on Power Generation Systems and Equipment segment contracts, both foreign and domestic. Decreases in accounts payable are primarily due to lower volume in both the Marine Construction Services and Power Generation segments, and also include the settlement of certain charter obligations to the HeereMac joint venture and subcontract costs on a foreign offshore contract.

Pursuant to an agreement with a majority of its principal insurers, McDermott International negotiates and settles products liability asbestos claims from
non-employees and bills these amounts to the appropriate insurers.   As a
result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The number of claims, which management believes peaked in fiscal year 1990, has declined moderately. However, the average amount of these claims (historical average of less the $3,000 per claim) has continued to rise. Claims paid during the three and six months ended September 30, 1994 were $30,107,000 and $61,557,000, respectively, including $3,013,000 and $4,907,000, respectively, applicable to insolvent insurers and $1,235,000 and $2,320,000, respectively, relating to the policy year 1979. As a result of the adoption of FASB Interpretation No. 39 (See
Note 2 to the consolidated financial statements), McDermott International has presented separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. At September 30, 1994, Accounts receivable-other includes receivables of $29,586,000 that have been billed to insurers for reimbursement of settled claims. In addition, McDermott International has received notice that provisional liquidators have been appointed to a London-based products liability asbestos insurer and certain of its subsidiaries. As a result, a loss of $14,478,000 related to the reduction of estimated product liability asbestos claim recoveries was recognized in the September 30, 1994 quarter, and was included in Other-net expense. McDermott International's estimated future costs relating to policy year 1979 and insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. At September 30, 1994, the estimated amount of future costs allocable to insolvent insurers and the policy year 1979 was $142,304,000. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the amount ultimately paid may differ materially from the amount provided in the consolidated financial statements. Settlement of the liability is expected to occur over the next 30 years. The collection delays, and the amount of claims paid that are related to insolvent insurance carriers and the policy year 1979 have not had a material adverse effect on McDermott International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott International's expenditures for property, plant and equipment were $47,149,000 for the six months ended September 30, 1994 compared with $33,214,000 for the prior year and were incurred primarily for the purchase of a barge, which was formerly leased by a subsidiary of International, for $15,010,000 and to maintain existing facilities.

At September 30, and March 31, 1994, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $170,000,000, under the terms of its agreement with a U.S. bank. The maximum sales limit available under the agreement, which expires on December 31, 1997, is $225,000,000.

At September 30, and March 31, 1994, International and the Delaware Company have available to them jointly various uncommitted short-term lines of credit totaling $252,649,000 and $246,412,000, respectively. Borrowings by McDermott International against these lines of credit at September 30 and March 31, 1994 were $160,736,000 and $37,512,000, respectively. In addition, The Babcock & Wilcox Company had available to it a $128,000,000 unsecured and committed revolving credit facility. Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder. In addition, it is a condition to borrowing under the revolving credit facility that the
borrower's consolidated net tangible assets exceed a certain level.    At
September 30, 1994, The Babcock & Wilcox Company had borrowings against this line of credit of $45,000,000. There were no borrowings outstanding against this facility at March 31, 1994. DCC had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,925,000 which expires on May 31, 1997. At September 30, 1994, borrowings outstanding against this facility were $3,358,000. There were no borrowings outstanding against this facility at March 31, 1994.

McDermott International maintains an investment portfolio of government obligations and other investments which is held primarily for long-term investment purposes and is classified as available for sale under SFAS No. 115 (See Note 2 to the consolidated financial statements). The fair value of short-term investments and the long-term portfolio at September 30, 1994 was $701,882,000 (amortized cost $712,557,000). The net unrealized loss on the current and long-term investment portfolio, net of income tax effect, was $10,124,000 at September 30, 1994. At September 30, 1994, approximately $153,838,000 fair value (amortized cost of $162,245,374) of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 1994, substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on International's liquidity.

As described in Note 6 to the consolidated financial statements, International plans to contribute substantially all of its marine construction assets and businesses (including those currently held by the Delaware Company) to a newly-formed company, J. Ray McDermott S.A., in connection with the combination of McDermott International's marine construction businesses with those of Offshore Pipelines, Inc. When this transaction is complete, J. Ray McDermott, S.A., will be a subsidiary of International. In order to consummate the transaction, International will, among other things, purchase marine construction assets from the Delaware Company for approximately $230,000,000. After the purchase, the proceeds will be held by the Delaware Company and will only be available to International subject to the covenant restrictions described above. After consummation of the transaction, International's principal sources of cash will include dividends and interest payments on securities of J. Ray McDermott, S.A., dividends from other subsidiaries of International (other than the Delaware Company), the remaining investment portfolio, and borrowings under the short-term lines of credit described above. International expects that J. Ray McDermott, S.A., will finance its operations on an independent basis.

Working capital decreased by $3,479,000 to $64,313,000 at September 30, 1994
from March 31, 1994.   During the remainder of fiscal year 1995, McDermott
International
expects to obtain funds to meet working capital and capital expenditure requirements from additional borrowings, if needed. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott International's liquidity nor capital resources.

McDermott International has provided a valuation allowance ($42,024,000 at September 30, 1994) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($787,704,000 at September 30, 1994) are realizable through carrybacks and future reversals of existing taxable temporary differences, and, if necessary, the implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. Major uncertainties that affect the ultimate realization of deferred tax assets include the risks of incurring operating losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

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

                                    PART II

                         MCDERMOTT INTERNATIONAL, INC.

                               OTHER INFORMATION




No information is applicable to Part II for the current quarter, except as noted below:


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


                 (a)      Exhibit 11 - Calculation of Earnings (Loss) Per
                          Common and Common   Equivalent Share -  Page 26

                 (b)      Reports on Form 8-K

                          There were no current reports on Form 8-K filed during the three months ended September 30, 1994.


Signatures

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        McDERMOTT INTERNATIONAL, INC.
                                                (REGISTRANT)





Date: 11/14/94                          By: /s/ BROCK A. HATTOX
                                                 (SIGNATURE)

                                            Brock A. Hattox
                                            Senior Vice President and
                                            Chief Financial Officer