Form 10-Q
period 1994-12-31
MCDERMOTT INTERNATIONAL INC
filed 1995-01-27
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


  /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

                     For the period ended December 31, 1994

                                       OR


  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                         McDERMOTT INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   REPUBLIC OF PANAMA                                    72-0593134
- --------------------------------------------------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


  1450 Poydras Street, New Orleans, Louisiana                  70112-6050
 Post Office Box 61961, New Orleans, Louisiana                 70161-1961
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

                           Yes    /X/               No  / /

The number of shares of Common Stock, par value $1 per share, outstanding as of January 20, 1995 was 53,858,796.

           M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

                       I N D E X  -  F O R M   1 0 - Q

                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION
- ------------------------------


    Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheet - December 31, 1994
             and March 31, 1994                                                                           4

           Consolidated Statement of Income (Loss) and
             Deficit - Three Months Ended and Nine Months
             Ended  December 31, 1994 and December 31, 1993                                               6

           Consolidated Statement of Cash Flows - Nine Months
             Ended December 31, 1994 and December 31, 1993                                                8

           Notes to Consolidated Financial Statements                                                    10


    Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                                 16


    Exhibit 11 -  Calculation of Earnings (Loss) Per
                  Common and Common  Equivalent Share                                                    26


PART II - OTHER INFORMATION
- ---------------------------

    Item 6 - Exhibits and Reports on Form 8-K                                                            27



         SIGNATURES                                                                                      28

                                     PART I

                         McDERMOTT INTERNATIONAL,  INC.




                             FINANCIAL INFORMATION





       Item 1.     Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1994

                                     ASSETS

                                                                               12/31/94             3/31/94
                                                                               --------             -------
                                                                               (Unaudited)
                                                                                         (In thousands)
Current Assets:
  Cash and cash equivalents                                               $          99,873     $       133,809
  Short-term investments                                                            128,833                 990
  Accounts receivable - trade                                                       357,273             370,333
  Accounts receivable - other                                                       103,987             113,782
  Insurance recoverable - current                                                   112,341             110,200
  Contracts in progress                                                             316,360             237,722
  Inventories                                                                        75,632              66,469
  Deferred income taxes                                                              86,928             100,167
  Other current assets                                                               35,977              40,474
- ---------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                     1,317,204           1,173,946
- ---------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost                                            2,175,564           2,150,728
  Less accumulated depreciation                                                   1,411,660           1,374,219
- ---------------------------------------------------------------------------------------------------------------
         Net Property, Plant and Equipment                                          763,904             776,509
- ---------------------------------------------------------------------------------------------------------------
Investments:
  Government obligations                                                            391,841             395,556
  Other investments                                                                 181,081             319,575
- ---------------------------------------------------------------------------------------------------------------
         Total Investments                                                          572,922             715,131
- ---------------------------------------------------------------------------------------------------------------
Insurance Recoverable                                                               777,327             876,846
- ---------------------------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                               265,522             246,854
- ---------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $90,397,000 at December 31, 1994
  and $84,170,000 at March 31, 1994                                                 152,499             158,726
- ---------------------------------------------------------------------------------------------------------------
Other Assets                                                                        242,667             275,557
- ---------------------------------------------------------------------------------------------------------------
    TOTAL                                                                 $       4,092,045     $     4,223,569
===============================================================================================================


See accompanying notes to consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   12/31/94             3/31/94
                                                                                   --------             -------
                                                                                  (Unaudited)
                                                                                           (In thousands)
Current Liabilities:
  Notes payable and current
       maturities of long-term debt                                          $      405,935     $        62,544
   Accounts payable                                                                 217,202             245,819
   Environmental and products liabilities - current                                 129,320             122,361
   Accrued employee benefits                                                        111,011             113,415
   Accrued liabilities - other                                                      255,023             300,505
   Advance billings on contracts                                                    122,993             181,572
   U.S. and foreign income taxes                                                     47,998              79,938
- ---------------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                                  1,289,482           1,106,154
- ---------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                      487,405             667,066
- ---------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                       390,458             380,309
- ---------------------------------------------------------------------------------------------------------------
Environmental and Products Liabilities                                              907,884           1,013,251
- ---------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                   298,084             302,143
- ---------------------------------------------------------------------------------------------------------------
Contingencies
- ---------------------------------------------------------------------------------------------------------------
Minority Interest:
  Subsidiary's Redeemable Preferred Stocks:
   Series A $2.20 cumulative convertible,
    $1.00 par value; at redemption value                                             88,089              88,089
   Series B $2.60 cumulative, $1.00 par
    value; at redemption value                                                       91,162             108,583
   Other minority interest                                                           14,193              15,716
- ---------------------------------------------------------------------------------------------------------------
       Total Minority Interest                                                      193,444             212,388
- ---------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 Series C $2.875 cumulative
   convertible, par value $1.00 per share,
   (liquidation preference $143,750,000)                                              2,875              2,875
  Common stock, par value $1.00 per share,
    authorized 150,000,000 shares; outstanding
    53,758,796 at December 31, 1994 and
    53,444,467 at March 31, 1994                                                     53,759              53,444
  Capital in excess of par value                                                    741,208             730,987
  Deficit                                                                          (214,733)           (196,216)
  Minimum pension liability                                                            (931)               (931)
  Net unrealized loss on investments                                                (18,342)              -
  Cumulative foreign exchange translation adjustments                               (38,548)            (47,901)
- ---------------------------------------------------------------------------------------------------------------
       Total Stockholders' Equity                                                   525,288             542,258
- ---------------------------------------------------------------------------------------------------------------
       TOTAL                                                                 $    4,092,045     $     4,223,569
===============================================================================================================

                         McDERMOTT INTERNATIONAL, INC.
              CONSOLIDATED STATEMENT OF INCOME (LOSS) AND DEFICIT
                               DECEMBER 31, 1994

                                                          THREE                                 NINE
                                                       MONTHS ENDED                         MONTHS ENDED
                                               12/31/94            12/31/93          12/31/94         12/31/93
                                               --------            --------          --------         --------
                                                                          (Unaudited)
                                                                         (In thousands)
Revenues                                   $     715,525    $     798,886    $    2,199,398    $    2,279,763
- ---------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations                             585,506          697,226         1,858,549         1,966,780
  Depreciation and amortization                   23,275           20,230            85,258            76,860
  Selling, general and
    administrative expenses                       66,877           63,058           201,072           190,142
- ---------------------------------------------------------------------------------------------------------------
                                                 675,658          780,514         2,144,879         2,233,782
- ---------------------------------------------------------------------------------------------------------------
                                                  39,867           18,372            54,519            45,981
Equity in Income of Investees                     13,701           14,845            34,649           108,210
- ---------------------------------------------------------------------------------------------------------------
  Operating Income                                53,568           33,217            89,168           154,191
- ---------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                 13,657            9,995            39,799            29,073
  Interest expense                               (16,619)         (16,803)          (43,559)          (53,493)
  Minority interest                               (4,530)          (4,956)           (9,538)          (13,381)
  Other-net                                       (5,446)           1,118           (25,382)           (1,797)
- ---------------------------------------------------------------------------------------------------------------
                                                 (12,938)         (10,646)          (38,680)          (39,598)
- ---------------------------------------------------------------------------------------------------------------
Income before Provision for Income
  Taxes and Cumulative Effect of
  Accounting Changes                              40,630           22,571            50,488           114,593
Provision for Income Taxes                        10,816            7,194            20,818            36,419
- ---------------------------------------------------------------------------------------------------------------
Income before Cumulative Effect
  of Accounting Changes                           29,814           15,377            29,670            78,174
Cumulative Effect of Accounting
  Changes                                           -                -               (1,765)         (100,750)
- ---------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                 29,814           15,377            27,905           (22,576)
- ---------------------------------------------------------------------------------------------------------------
Deficit - Beginning of Period                   (229,047)        (192,595)         (196,216)         (126,264)
Deduct Cash Dividends
  Common stock                                    13,434           13,295            40,223            39,722
  Preferred stock, Series C                        2,066            2,067             6,199             4,018
- ---------------------------------------------------------------------------------------------------------------
 Deficit - End of Period                   $    (214,733)   $    (192,580)   $     (214,733)    $    (192,580)
===============================================================================================================

                                                                       CONTINUED


                                                        THREE                                  NINE
                                                    MONTHS ENDED                           MONTHS ENDED
                                             12/31/94            12/31/93         12/31/94            12/31/93
                                             --------            --------         --------            --------
                                                                       (Unaudited)
                                                   (In thousands, except shares and per share amounts)

NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK (AFTER PREFERRED
STOCK DIVIDENDS):                          $      27,748    $       13,310   $       21,706    $      (26,594)
- ---------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE (PRIMARY AND FULLY DILUTED):

    Income before cumulative
     effect of accounting changes          $        0.51    $         0.25   $         0.43    $         1.39
    Accounting changes                               -                 -              (0.03)            (1.89)
- ---------------------------------------------------------------------------------------------------------------

    Net income (loss)                      $        0.51    $         0.25   $         0.40    $        (0.50)
===============================================================================================================

Weighted average number of
  common and common
  equivalent shares                          53,974,434         53,566,764       53,722,217        53,454,702

CASH DIVIDENDS:

  Per common share                         $         0.25   $         0.25   $          0.75   $       0.75
  Per preferred share                      $         0.72   $         0.72   $          2.16   $       1.40
===============================================================================================================

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1994

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                       NINE MONTHS ENDED
                                                                                 12/31/94            12/31/93
                                                                                 --------            --------
                                                                                          (Unaudited)
                                                                                         (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $       27,905      $    (22,576)
- ---------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                                      85,258            76,860
  Equity in  income of investees,
    less dividends                                                                   26,444           (44,834)
  Provision for (benefit from) deferred taxes                                        42,200           (27,931)
  Cumulative effect of accounting changes                                             1,765           100,750
  Other                                                                               7,317             1,922
  Changes in assets and liabilities, net of
    effects from acquisition:
      Accounts receivable                                                            18,567           100,552
      Net contracts in progress and advance billings                               (140,861)           58,198
      Accounts payable                                                              (28,063)          (75,661)
      Accrued liabilities                                                           (45,286)          (87,920)
      Income taxes                                                                  (24,077)           31,523
      Other, net                                                                    (18,157)            1,591
Proceeds from insurance for products liabilities claims                              80,550            76,638
Payments of products liabilities claims                                             (94,213)          (85,478)
- ---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (60,651)          103,634
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Delta Catalytic Corporation                                            -               (28,249)
Purchases of property, plant and equipment                                          (68,317)          (52,370)
Purchases of short and long-term investments                                       (356,399)         (742,711)
Sales of short and long-term investments                                            351,133           695,997
Other                                                                                   402             5,910
- ---------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (73,181)         (121,423)
- ---------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                       NINE MONTHS ENDED
                                                                                   12/31/94         12/31/93
                                                                                   --------         --------
                                                                                          (Unaudited)
                                                                                         (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                                    $      (18,256)     $    (215,838)
Issuance of long-term debt                                                            -                 92,475
Increase in short-term borrowing                                                    181,522             27,910
Issuance of common stock                                                                384             16,227
Issuance of preferred stock                                                            -               140,322
Dividends paid                                                                      (46,341)           (41,412)
Repurchase of subsidiary's preferred stock                                          (17,185)            (3,586)
Other                                                                                  (915)              (952)
- ---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            99,209             15,146
- ---------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                687             (1,016)
- ---------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (33,936)            (3,659)
- ---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    133,809            139,522
- ---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $       99,873      $     135,863
===============================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                                      $       58,422      $      57,886
   Income taxes                                                              $       37,298      $      13,660
===============================================================================================================

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                     AND AT DECEMBER 31 AND MARCH 31, 1994

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of McDermott International, Inc. and all subsidiaries and controlled joint ventures. Investments in joint venture and other entities in which McDermott International, Inc. has a 20% to 50% interest are accounted for on the equity
method.   Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified or restated to conform with the presentation at December 31, 1994.

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

In the opinion of management, all adjustments necessary for a fair statement of the results have been recorded. Such adjustments are of a normal, recurring nature except for a reduction in accrued interest expense ($5,000,000 and $16,300,000, or $0.09 and $0.30 per share, respectively) due to the settlement of outstanding tax issues included in the three and nine months ended December 31, 1994; favorable worker's compensation cost adjustments ($14,886,000, or $0.28 per share) in the three and nine months ended December 31, 1994 and ($8,582,000, net of tax of $3,419,000, or $0.16 per share) in the three and nine months ended December 31, 1993; a loss related to the reduction of estimated products liability asbestos claim recoveries from insurers ($14,478,000 or $0.27 per share) included in the nine months ended December 31, 1994; a favorable warranty reserve adjustment ($6,710,000, net of tax of $4,290,000 or $0.13 per share)
included in the nine months ended December 31, 1993;   and the cumulative
effect of the accounting changes included in the nine months ended December 31, 1994 and 1993. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 2 - CHANGES IN ACCOUNTING POLICIES

Products Liability - McDermott International has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. However, amounts allocable to policy year 1979 are excluded from this agreement, and McDermott International's ability to recover these amounts, and amounts allocable to certain insolvent insurers, is only reasonably possible. Thus, a provision for these estimated future costs was recognized during the third quarter of fiscal year 1994, effective April 1, 1993, as a change in accounting principle, reflecting McDermott International's adoption of EITF Issue No. 93-5. EITF Issue No. 93-5 no longer permits companies to offset, for recognition purposes, reasonably possible recoveries against probable losses, which had been McDermott International's prior practice. The cumulative effect of the accounting change at April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000). The adoption of this provision of EITF Issue No. 93-5 resulted in an increase in Income before Cumulative Effect of Accounting Change and a decrease in Net Income of $10,560,000 and $90,190,000, or $0.20 and $1.69 per share, respectively, for the nine months ended December 31, 1993 and a decrease in Net Income of $3,047,000, or $0.06 per share, for the quarter ended December 31, 1993. In addition, McDermott International has received notice that provisional liquidators have been appointed to a London-based products liability asbestos insurer and certain of its subsidiaries. As a result, a loss of $14,478,000 related to the reduction of estimated products liability asbestos claim recoveries was recognized in the September 30, 1994 quarter, and was included in Other-net expense. McDermott International's estimated future costs relating to policy year 1979 and insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs.
At December 31, 1994, the estimated amount of future costs allocable to insolvent insurers and the policy year 1979 was $138,219,000. Inherent in the estimate of such future costs are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

During the first quarter of fiscal year 1995, McDermott International adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 39, which requires McDermott International to present separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. Accordingly, the accompanying consolidated balance sheet at March 31, 1994 and the consolidated statement of cash flows for the nine months ended December 31, 1993, have been restated to conform to the December 31, 1994 presentation. Of the total estimated liability at December 31, 1994, approximately $115,000,000 has been asserted. The adoption of FASB Interpretation No. 39 did not have any effect on earnings.

Postemployment Benefits - Effective April 1, 1994, McDermott International adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits and other types of benefits paid to employees, their beneficiaries and covered dependents after active employment, but before retirement. The cumulative effect as of April 1, 1994 of this change in accounting was to reduce net income by $1,765,000 (net of income taxes of $287,000) or $0.03 per share. Other than the cumulative effect, the accounting change had no material effect on the results of the nine months ended December 31, 1994. Prior to April 1, 1994, McDermott International recognized the cost of providing most of these benefits on a cash basis. Under this new principle of accounting, the cost of these benefits is accrued when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. In accordance with the Statement, prior period financial statements have not been restated to reflect this change in accounting principle.

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

NOTE 3 - INVENTORIES

Consolidated inventories at December 31, 1994 and March 31, 1994 are summarized below:

                                                        December 31,                         March 31,
                                                           1994                                1994
                                                      ---------------                     --------------
                                                                         (In thousands)
Raw Materials and Supplies                            $       44,532                      $       40,281
Work in Progress                                              21,944                              17,566
Finished Goods                                                 9,156                               8,622
- ---------------------------------------------------------------------------------------------------------------
                                                      $       75,632                      $       66,469
===============================================================================================================


NOTE 4 - SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The combined financial results of McDermott International's equity investments in the HeereMac and McDermott ETPM-West, Inc. joint ventures are summarized below. Each of these ventures was significant as defined by applicable SEC
regulations in fiscal year 1994.   The following summarizes the combined income
statements:

                                                                    THREE                              NINE
                                                                  MONTHS ENDED                     MONTHS ENDED
                                                              12/31/94       12/31/93          12/31/94        12/31/93
                                                              --------       --------          --------        --------
                                                                                  (In thousands)
Revenues                                              $      136,026   $       130,026    $      560,171  $      713,668
- ------------------------------------------------------------------------------------------------------------------------
Operating Income                                      $       17,400   $        22,946    $       37,169  $      186,797
- ------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                            $       22,103   $        25,264    $       50,459  $      197,915
Provision for (Benefit from) Income Taxes                      5,070             1,324             4,178           4,118
- ------------------------------------------------------------------------------------------------------------------------
Net Income                                            $       17,033   $        23,940    $       46,281  $      193,797
========================================================================================================================

Equity in Net Income                                  $        8,438   $        11,925    $       22,993  $       96,833
========================================================================================================================


NOTE 5 - SEGMENT REPORTING INFORMATION

                                                                     THREE                             NINE
                                                                  MONTHS ENDED                     MONTHS ENDED
                                                              12/31/94       12/31/93          12/31/94       12/31/93
                                                              --------       --------          --------       --------
                                                                                   (In thousands)
REVENUES:

Power Generation Systems and Equipment                 $     419,946    $      423,081   $    1,203,724  $    1,159,359
Marine Construction Services                                 300,971           378,548        1,002,674       1,125,056
Intersegment Transfer Eliminations                            (5,392)           (2,743)          (7,000)         (4,652)
- ------------------------------------------------------------------------------------------------------------------------
  Total Revenues                                       $     715,525    $      798,886   $    2,199,398  $    2,279,763
========================================================================================================================
OPERATING INCOME:

Segment Operating Income:
  Power Generation Systems and Equipment               $      31,185    $        9,715   $       44,913  $       28,850
  Marine Construction Services                                23,152            20,881           49,750          57,823
- ------------------------------------------------------------------------------------------------------------------------
  Total Segment Operating Income                              54,337            30,596           94,663          86,673
- ------------------------------------------------------------------------------------------------------------------------
Equity in Income of Investees:
  Power Generation Systems and Equipment                       3,283             3,041            7,258          10,190
  Marine Construction Services                                10,418            11,804           27,391          98,020
- ------------------------------------------------------------------------------------------------------------------------
  Total Equity in Income of Investees                         13,701            14,845           34,649         108,210
- ------------------------------------------------------------------------------------------------------------------------
  General Corporate Expenses                                 (14,470)          (12,224)         (40,144)        (40,692)
- ------------------------------------------------------------------------------------------------------------------------
       Total Operating Income                          $      53,568    $       33,217   $       89,168  $      154,191
========================================================================================================================

NOTE 6 - PROPOSED MERGER AGREEMENT

On June 2, 1994, International announced a plan to form a new company, J. Ray McDermott, S. A., ("JRM") that would combine the worldwide marine construction businesses of McDermott International with those of Offshore Pipelines, Inc. ("OPI"). Under the terms of the agreement, International would contribute substantially all of its marine construction services' assets and businesses, including those of the Delaware Company into JRM. The consummation of the transaction is subject to various conditions, the most significant of which is the approval of OPI common stockholders at a special meeting of such stockholders on January 30, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1994 VS. THREE MONTHS ENDED DECEMBER 31, 1993

Power Generation Systems and Equipment's revenues decreased $3,135,000 to $419,946,000. This was primarily due to lower revenues from replacement parts, defense and space-related products (including nuclear fuel assemblies and reactor components for the U. S. Government) and extended scope of supply and fabrication of industrial boilers. These decreases were partially offset by higher revenues from replacement nuclear steam generators and fabrication and erection of fossil fuel steam and environmental control systems.

Power Generation Systems and Equipment's segment operating income increased $21,470,000 to $31,185,000. The increase was primarily due to higher margins on repair and alteration of existing fossil fuel steam systems, higher volume on replacement nuclear steam generators, lower administrative expenses, and favorable workers' compensation cost adjustments. These increases were partially offset by lower volume on replacement parts.

Power Generation Systems and Equipment's equity in income of investees increased $242,000 to $3,283,000 primarily due to improved results in domestic joint ventures partially offset by lower results in a foreign joint venture.

Backlog for this segment at December 31, 1994 was $2,148,925,000 compared to $2,547,666,000 at December 31, 1993. At December 31, 1994, this segment's backlog with the U.S. Government was $686,862,000 (of which $20,619,000 had not been funded). U. S. Government budget reductions have negatively affected this segment's government operations, and backlog at December 31, 1994 and 1993 reflects the impact of Congressional budget reductions on the advanced solid
rocket motor and super conducting super collider projects.    The current
competitive economic environment has also negatively affected demand for other industrial related product lines and these markets are expected to remain very competitive.

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

Marine Construction Services' revenues decreased $77,577,000 to $300,971,000, primarily due to lower volume in foreign marine and domestic fabrication and marine operations. In addition, revenues from Delta Catalytic Corporation's ("DCC") operations were lower in the current period. These decreases were partially offset by higher volume of procured materials and foreign fabrication and engineering operations.

Marine Construction Services' segment operating income increased $2,271,000 to $23,152,000 primarily due to higher volume in foreign fabrication operations
and higher margins in foreign marine operations.   These increases were
partially offset by higher operating expenses and lower operating results from DCC's operations.

Marine Construction Services' equity in income of investees decreased $1,386,000 to $10,418,000 primarily due to lower operating results of the McDermott-ETPM West, Inc. joint venture partially offset by the improved operating results of a Mexican joint venture. The equity in income of investees will be significantly lower during fiscal years 1995 and 1996 than in fiscal years 1993 and 1994.

Backlog for this segment at December 31, 1994 was $1,266,447,000, including $98,846,000 for Northern Ocean Services ("NOS"). Excluding NOS, backlog of $1,167,601,000 at December 31, 1994 was down from backlog of $1,375,245,000 at
December 31, 1993.   Not included in backlog at December 31, 1994 and 1993 was
backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $650,000,000 and $800,000,000, respectively. U. S. markets are expected to remain at a low level during the remainder of fiscal year 1995 while international markets are expected to vary. In all areas, the overcapacity of marine equipment and constraints on customer capital spending programs will continue to result in an increasingly competitive environment and put pressure on profit margins.

Interest income increased $3,662,000 to $13,657,000, primarily due to higher interest rates on investments in government obligations and other investments and settlement of claims for interest relating to foreign tax refunds and contract claims.

Interest expense decreased $184,000 to $16,619,000 primarily due to a reduction in accrued interest on proposed tax deficiencies, which was mostly offset by changes in debt obligations and interest rates prevailing thereon.

Other-net decreased $6,564,000 from income of $1,118,000 to expense of $5,446,000 primarily due to higher bank fees and higher discounts on the sale of certain accounts receivable and higher foreign currency transactions losses.

The provision for income taxes increased $3,622,000 to $10,816,000, while income before provision for income taxes increased $18,059,000 to $40,630,000. The increase in the provision for income taxes is due primarily to an increase in income from operations and varying results in different tax jurisdictions with various means and rates of taxation.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1994 VS. NINE MONTHS ENDED DECEMBER 31, 1993

Power Generation Systems and Equipment's revenues increased $44,365,000 to
$1,203,724,000.   This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, repair and alteration of existing fossil fuel steam systems, and replacement nuclear steam generators. These increases were partially offset by lower revenues from extended scope of supply and fabrication of industrial boilers, defense and space-related products (other than nuclear fuel assemblies and reactor components), replacement parts and plant enhancement projects.

Power Generation Systems and Equipment's segment operating income increased $16,063,000 to $44,913,000. The increase was primarily due to higher volume and margins on repair and alteration of existing fossil fuel steam systems, higher volume on fabrication and erection of fossil fuel steam and environmental control systems, lower administrative expenses, and favorable workers' compensation cost adjustments. These increases were partially offset by lower volume and margins on extended scope of supply and fabrication of industrial boilers and defense and space-related products (other than nuclear fuel assemblies and reactor components). These increases were also offset by lower volume on replacement parts and a favorable warranty reserve adjustment recorded in the prior year.

Power Generation Systems and Equipment's equity in income of investees decreased $2,932,000 to $7,258,000 primarily due to a provision for loss on discontinuing a domestic joint venture and lower operating results in a foreign joint venture. These results were partially offset by improved results in a domestic joint venture.

Marine Construction Services' revenues decreased $122,382,000 to $1,002,674,000 primarily due to lower volume in foreign marine and domestic fabrication operations. These decreases were partially offset by the inclusion of revenues as a result of the acquisitions of NOS in February 1994 ($58,776,000) and DCC in June 1993 ($175,316,000 and $152,468,000 for the nine months ended December 31, 1994 and 1993, respectively), and higher volume of procured materials and foreign engineering operations.

Marine Construction Services' segment operating income decreased $8,073,000 to $49,750,000 primarily due to higher operating expenses and lower operating results from DCC's operations. These decreases were partially offset by the inclusion of the operating results of NOS, higher volume of procured materials and higher volume and margins in domestic marine operations.

Marine Construction Services' equity in income of investees decreased $70,629,000 to $27,391,000 primarily due to lower operating results of the
McDermott ETPM-West, Inc. and HeereMac joint ventures.   The equity in income
of investees will be significantly lower during fiscal years 1995 and 1996 than in fiscal years 1993 and 1994.

Interest income increased $10,726,000 to $39,799,000 primarily due to recognition of interest on a receivable from an equity investee, settlement of claims for interest relating to foreign tax refunds and contract claims, and higher interest rates on investments in government obligations and other investments.

Interest expense decreased $9,934,000 to $43,559,000 primarily due to a reduction in accrued interest on proposed tax deficiencies, which was mostly offset by changes in debt obligations and interest rates prevailing thereon.

Minority interest expense decreased $3,843,000 to $9,538,000 primarily due to minority shareholder participation in increased losses of the McDermott-ETPM East joint venture, and in losses of DCC.

Other-net expense increased $23,585,000 to $25,382,000 primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries from insurers, higher fees and higher discounts on the sale of accounts receivables and losses on the sale of investments in the current period. In addition, there were gains on the sale of investments in the prior period.

The provision for income taxes decreased $15,601,000 to $20,818,000, while income before provision for income taxes and cumulative effect of accounting change decreased $64,105,000 to $50,488,000. The decrease in the provision for income taxes is due primarily to a decrease in income from operations and varying results in different tax jurisdictions with various means and rates of taxation. In addition, the provision for income taxes reflects a limitation on the recognition of income tax benefits on losses in the U. S.

Net income increased $50,481,000 from a loss of $22,576,000 to income of $27,905,000 reflecting the cumulative effect of the adoption of SFAS No. 112, "Employers' Accounting for Postretirement Benefits" of $1,765,000 in the current year and the cumulative effect of accounting change for non-employee products liability asbestos claims of $100,750,000 in the prior year, in addition to the other items described above.

Liquidity and Capital Resources

During the nine months ended December 31, 1994, McDermott International's cash and cash equivalents decreased $33,936,000 to $99,873,000 and total debt increased $163,730,000 to $893,340,000. During this period, McDermott International used cash of $60,651,000 in operating activities; $46,341,000 for dividends on International's common and preferred stock; $17,185,000 for the repurchase of a subsidiary's preferred stock to satisfy future sinking fund requirements; $18,256,000 for repayment of long-term debt and $68,317,000 for additions to property, plant and equipment. On January 26, 1995, McDermott International elected to pay in advance a note payable of $16,250,000. Increases in net contracts in progress and advance billings resulted primarily from the timing of billings and costs incurred on Power Generation Systems and Equipment segments contracts, both foreign and domestic.

Pursuant to an agreement with a majority of its principal insurers, McDermott International negotiates and settles products liability asbestos claims from
non-employees and bills these amounts to the appropriate insurers.   As a
result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The number of claims, which management believes peaked in fiscal year 1990, has declined moderately. However, the average amount of these claims (historical average of approximately $3,000 per claim) has continued to rise. Claims paid during the three and nine months ended December 31, 1994 were $32,656,000 and $94,213,000, respectively, including $2,765,000 and $7,672,000, respectively, applicable to insolvent insurers and $1,320,000 and $3,640,000, respectively, relating to the policy year 1979. As a result of the adoption of FASB Interpretation No. 39 (See Note 2 to the consolidated financial statements), McDermott International has presented separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. At December 31, 1994, Accounts receivable-other includes receivables of $31,431,000 that are due from insurers for reimbursement of settled claims. In addition, McDermott International has received notice that provisional liquidators have been appointed to a London-based products liability asbestos insurer and certain of its subsidiaries. As a result, a loss of $14,478,000 related to the reduction of estimated product liability asbestos claim recoveries was recognized in the September 30, 1994 quarter, and was included in Other-net expense. McDermott International's estimated future costs relating to policy year 1979 and insolvent insurers are derived from its loss history and constitute management's best estimate of such future costs. At December 31, 1994, the estimated amount of future costs allocable to insolvent insurers and the policy year 1979 was $138,219,000. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the amount ultimately paid may differ materially from the amount provided in the consolidated financial statements. Settlement of the liability is expected to occur over the next 30 years. The collection delays, and the amount of claims paid that are related to insolvent insurance carriers and the policy year 1979 have not had a material adverse effect on McDermott International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott International's expenditures for property, plant and equipment were $68,317,000 for the nine months ended December 31, 1994 compared with $52,370,000 for the prior year and were incurred primarily to maintain existing facilities and for the purchase of a barge for $15,010,000, which was formerly leased by a subsidiary of International.

At December 31 and March 31, 1994, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $200,000,000 and $170,000,000, respectively, under the terms of its agreement with a U.S. bank. The maximum sales limit available under the agreement, which expires on December 31, 1997, is $225,000,000.

At December 31 and March 31, 1994, International and the Delaware Company had available to them jointly various uncommitted short-term lines of credit totaling $282,465,000 and $246,412,000, respectively. Borrowings by McDermott International against these lines of credit at December 31 and March 31, 1994 were $171,751,000 and $37,512,000, respectively. In addition, The Babcock & Wilcox Company had available to it a $128,000,000 unsecured and committed revolving credit facility. Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder. In addition, it is a condition to borrowing under the revolving credit facility that the
borrower's consolidated net tangible assets exceed a certain level.    At
December 31, 1994, The Babcock & Wilcox Company had borrowings against this line of credit of $40,000,000. There were no borrowings outstanding against this facility at March 31, 1994. DCC had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,184,000 which expires on May 31, 1997. At December 31, 1994, borrowings outstanding against this facility were $5,223,000. There were no borrowings outstanding against this facility at March 31, 1994.

McDermott International maintains an investment portfolio of government obligations and other investments which is held primarily for long-term investment purposes and is classified as available for sale under SFAS No. 115 (See Note 2 to the consolidated financial statements). The fair value of short-term investments and the long-term portfolio at December 31, 1994 was $701,755,000 (amortized cost $720,972,000). The net unrealized loss on the current and long-term investment portfolio, net of income tax effect, was $18,342,000 at December 31, 1994. At December 31, 1994, approximately $152,837,000 fair value (amortized cost of $157,914,000) of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 1994, substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on International's liquidity.

As described in Note 6 to the consolidated financial statements, International plans to contribute substantially all of its marine construction services' assets and businesses (including those currently held by the Delaware Company) to a newly-formed company, J. Ray McDermott S.A., ("JRM") in connection with the combination of McDermott International's marine construction businesses with those of Offshore Pipelines, Inc. When this transaction is complete, JRM will be a subsidiary of International. In order to consummate the transaction, International will, among other things, purchase marine construction assets from the Delaware Company for approximately $230,000,000 (subject to purchase price adjustments) of marketable securities . After the purchase, the securities will be held by the Delaware Company and will only be available to International subject to the covenant restrictions described above. The Delaware Company intends to use these securities to secure the refinancing of existing short-term notes payable to banks. In addition, if needed, International will provide JRM $50,000,000 in temporary financing for working capital requirements for a period of 90 days following the merger. After consummation of the transaction, International's principal sources of cash will include dividends, interest and principal payments on securities of JRM; dividends from other subsidiaries of International (other than the Delaware Company); the remaining investment portfolio; and borrowings under the short-term lines of credit described above. Other than the temporary financing discussed above, International expects that JRM will finance its operations on an independent basis.

Working capital decreased by $40,070,000 to $27,722,000 at December 31, 1994
from March 31, 1994.   During the remainder of fiscal year 1995, McDermott
International expects to obtain funds to meet working capital and capital expenditure requirements from operating activities and additional borrowings,
if needed.   Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott International's liquidity nor capital resources.

McDermott International has provided a valuation allowance ($40,685,000 at December 31, 1994) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($772,156,000 at December 31, 1994) are realizable through carrybacks and future reversals of existing taxable temporary differences, and, if necessary, the implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. Major uncertainties that affect the ultimate realization of deferred tax assets include the risks of incurring operating losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

                                                                      EXHIBIT 11

                         MCDERMOTT INTERNATIONAL, INC.
                         CALCULATION OF EARNINGS (LOSS)
                     PER COMMON AND COMMON EQUIVALENT SHARE

              (In thousands, except shares and per share amounts)

                           PRIMARY AND FULLY DILUTED


                                                                  THREE                               NINE
                                                               MONTHS ENDED                       MONTHS ENDED
                                                         12/31/94        12/31/93          12/31/94         12/31/93
                                                         --------        --------          --------         --------
Income (Loss) before Cumulative Effect of
   Accounting Changes                                 $    29,814    $      15,377    $      29,670    $      78,174
Less Dividend Requirements of Preferred
   Stock Series C                                           2,066            2,067            6,199            4,018
- ------------------------------------------------------------------------------------------------------------------------
Income (Loss) before Cumulative Effect of
   Accounting Changes Applicable to
   Common Stock                                            27,748           13,310           23,471           74,156
Cumulative Effect of Accounting Changes                    -               -                 (1,765)        (100,750)
- ------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                     $    27,748    $      13,310    $      21,706    $     (26,594)
========================================================================================================================
Weighted average number of common
   shares outstanding during the period                53,707,031       53,152,008       53,584,706       52,818,796

Common stock equivalents of stock options
   and stock appreciation rights based on
   "treasury stock" method                                267,403          414,756          137,511          635,906
- ------------------------------------------------------------------------------------------------------------------------
Weighted average number of common
   and common equivalent shares
   outstanding during the period                       53,974,434       53,566,764       53,722,217       53,454,702
========================================================================================================================

Earnings (Loss) per common and
   common equivalent share: (1)
Income  (Loss) before Cumulative Effect
   of Accounting Changes                              $      0.51    $        0.25    $        0.43    $        1.39
Accounting Changes                                            -                -              (0.03)           (1.89)
- ------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                     $      0.51    $        0.25             0.40    $       (0.50)
========================================================================================================================


(1) Earnings (Loss) per common and common equivalent share assuming full dilution are the same for the periods presented .

                                    PART II

                         MCDERMOTT INTERNATIONAL, INC.

                               OTHER INFORMATION




No information is applicable to Part II for the current quarter, except as noted below:


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibit 11 - Calculation of Earnings (Loss) Per Common and Common Equivalent Share - Page 26

              (b)  Reports on Form 8-K

                   There were no current reports on Form 8-K filed during the three months ended December 31, 1994.


Signatures

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        McDERMOTT INTERNATIONAL, INC.
                                               (REGISTRANT)





      Date: 01/27/95                    By: /s/ Brock A. Hattox
                                                 (SIGNATURE)


                                        Brock A. Hattox
                                        Senior Vice President and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit            Description
27                 Financial Data Schedule