Form 10-K
period 1995-03-31
MCDERMOTT INTERNATIONAL INC
filed 1995-06-19
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                F O R M  1 0 - K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended March 31, 1995
                                       OR

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of each Exchange
       Title of each class                                 on which registered
       -------------------                                ---------------------

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,444,216,074 as of April 26, 1995.

The number of shares outstanding of the Company's Common Stock at April 26, 1995 was 54,063,698.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

                         McDERMOTT INTERNATIONAL, INC.

                               INDEX - FORM 10-K

                                    PART 1

                                                                      PAGE
Items 1. & 2. BUSINESS AND PROPERTIES

         A.  General                                                    1

         B.  Power Generation Systems and Equipment                     3

                 General                                                3
                 Foreign Operations                                     4
                 Raw Materials                                          4
                 Customers and Competition                              4
                 Backlog                                                5
                 Factors Affecting Demand                               6

         C.  Marine Construction Services                               7

                 General                                                7
                 Foreign Operations                                    12
                 Raw Materials                                         13
                 Customers and Competition                             13
                 Backlog                                               13
                 Factors Affecting Demand                              14


         D.  Patents and Licenses                                      14

         E.  Research and Development Activities                       14

         F.  Insurance                                                 15

         G.  Employees                                                 16

         H.  Environmental Regulations and Matters                     16


Item 3.  LEGAL PROCEEDINGS                                             19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           19





                                       I

                                INDEX - FORM 10-K

                                    PART II

                                                                        PAGE
Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS                              20

Item 6.  SELECTED FINANCIAL DATA                                          21

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                             23

             General                                                      23
             Fiscal Year 1995 vs  Fiscal Year 1994                        23
             Fiscal Year 1994 vs  Fiscal Year 1993                        26
             Effects of Inflation and Changing Prices                     27
             Liquidity and Capital Resources                              28

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA

             Company Report on Consolidated Financial Statements          32
             Report of Independent Auditors                               33
             Consolidated Balance Sheet - March 31, 1995 and 1994         34
             Consolidated Statement of Income (Loss) for the Three
                  Fiscal Years ended March 31, 1995                       36
             Consolidated Statement of Stockholders' Equity for the
                 Three Fiscal Years Ended March 31, 1995                  38
             Consolidated Statement of Cash Flows for the Three
                 Fiscal Years ended March 31, 1995                        40
             Notes to Consolidated Financial Statements                   42

Item 9.  DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                         80


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               81

Item 11. EXECUTIVE COMPENSATION                                           81

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                       81

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   81





                                       II

                               INDEX - FORM 10-K

                                    PART IV

                                                                         PAGE
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K                                          82



Signatures                                                                86





                                      III

                                  P A R T   I




Items 1. and 2. BUSINESS AND PROPERTIES


A.    GENERAL

McDermott International, Inc. ("International") was incorporated under the laws of the Republic of Panama in 1959. International is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. International's Common Stock, JRM's Common Stock and Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock, and McDermott Incorporated's Series A $2.20 Cumulative Convertible Preferred Stock and Series B $2.60 Cumulative Preferred Stock are publicly traded.

Unless the context otherwise requires, hereinafter "International" will be used to mean McDermott International, Inc., a Panama corporation; "JRM" will be used to mean J. Ray McDermott, S.A., a Panamanian corporation, which is a majority owned subsidiary of International, and its consolidated subsidiaries; the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and its consolidated subsidiaries; and "McDermott International" will be used to mean the consolidated enterprise.

McDermott International operates in two business segments:

- -   Power Generation Systems and Equipment, whose principal businesses are the supply of fossil-fuel and nuclear steam generating systems and equipment to the electric power generation industry, and nuclear reactor components to the U. S. Navy; and

- -   Marine Construction Services, which supplies worldwide services for the offshore oil, natural gas and hydrocarbon processing industries, and to other marine construction companies, primarily through JRM. Principal activities include the design, engineering, fabrication and installation of marine pipelines and offshore structures and subsea production systems for development drilling and production, and onshore construction and maintenance services.

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

The following tables show revenues and operating income of McDermott International for the three fiscal years ended March 31, 1995. See Note 15 to the consolidated financial statements for additional information with respect to McDermott International's business segments and operations in different geographic areas.

                                                        REVENUES
                                                   (Dollars in Millions)

                                                     FOR FISCAL YEARS ENDED MARCH 31,
                                             1995                  1994                 1993
                                       ----------------      ----------------     -----------------
Power Generation Systems
   and Equipment                       $1,663.2      54%     $1,614.2      53%    $1,523.5       48%
Marine Construction Services(1)         1,390.9      46%      1,452.5      47%     1,649.7       52%
Intersegment Transfer
   Eliminations                           (10.4)      -          (6.8)      -         (0.6)       -
- ----------------------------------------------------------------------------------------------------
Total Revenues                         $3,043.7     100%     $3,059.9     100%    $3,172.6      100%
====================================================================================================



                                                       OPERATING INCOME
                                                    (Dollars in Millions)

                                                     FOR FISCAL YEARS ENDED MARCH 31,
                                             1995                  1994                 1993
                                       ----------------      ----------------     -----------------
Segment Operating Income:
 Power Generation Systems
   and Equipment                       $   20.8      32%     $   49.9      53%    $   56.5       46%
 Marine Construction Services(1)           44.6      68%         44.4      47%        67.6       54%
- ----------------------------------------------------------------------------------------------------
  Total Segment Operating Income           65.4     100%         94.3     100%       124.1      100%
- ----------------------------------------------------------------------------------------------------
Equity in Income of Investees:
 Power Generation Systems
   and Equipment                            8.4     25%          12.1      10%         8.7        9%
 Marine Construction Services              25.5     75%         107.8      90%        85.4       91%
- ----------------------------------------------------------------------------------------------------
 Total Equity in Income
   of Investees                            33.9    100%         119.9     100%        94.1      100%
- ----------------------------------------------------------------------------------------------------
General Corporate Expenses                (58.6)     -          (54.4)      -        (52.8)       -
- ----------------------------------------------------------------------------------------------------
   Total Operating Income              $   40.7      -       $  159.8       -     $  165.4        -
====================================================================================================


(1) See Note 2 to the consolidated financial statements regarding the acquisition of Offshore Pipelines, Inc. during fiscal year 1995 and Northern Ocean Services Limited and Delta Catalytic Corporation during fiscal year 1994.

B. POWER GENERATION SYSTEMS AND EQUIPMENT

GENERAL

The Power Generation Systems and Equipment segment provides engineered products and services for energy conversion worldwide. The segment supplies individually engineered boilers, complete fossil fuel steam generating systems and related equipment and facilities, and environmental control systems for electric power generation and for industrial processes. It is also engaged in the erection of electric power plants and industrial facilities and the repair and alteration of such existing equipment. This segment provides replacement parts and engineered plant enhancements for existing fossil fuel steam generating systems and specially engineered accessories and components, such as air heaters and cleaning systems for heat transfer surfaces. It also supplies air- cooled and condensing heat exchangers for the process and power industries.

This segment is actively involved in the market for providing power through cogeneration, refuse-fueled power plants and other independent power producing plants. It is participating in this market as an equipment supplier, as an operations and maintenance contractor and through ownership interests.

The Power Generation Systems and Equipment segment provides nuclear fuel assemblies and nuclear reactor components to the U. S. Navy for the Naval Reactors Program. Revenues from the U. S. Government related to this activity were approximately 10%, 9% and 8% of McDermott International's total revenues for fiscal years 1995, 1994 and 1993, respectively. This activity has made significant contributions to the operating income of McDermott International in all three fiscal years. B&W, in addition to its Naval Reactors Program business, is a supplier of ordnance, missile and torpedo metal parts and other equipment and services to the U. S. Government and is proceeding with new, non-defense Government projects and exploring new programs which require the technological capabilities it developed as a Government contractor for the Naval Reactors Program. U. S. Government budget reductions, including the cancellation of the advanced solid rocket motor and super conducting super collider projects in prior years, have negatively affected this segment's government operations.

B&W is a major supplier of nuclear steam generating equipment, including critical heat exchangers and replacement recirculating steam generators, in the Canadian, U. S. and international markets, primarily from its Cambridge, Ontario location. Although no new contracts for nuclear steam generating systems have been awarded in the United States for a number of years, this facility was awarded contracts during fiscal years 1993 and 1995 valued at approximately $430,000,000 to supply replacement recirculating steam generators to four domestic utilities through fiscal year 1999. B&W also supplies field repair and refurbishment services to the Canadian and international markets from this location.

The principal plants of this segment, which are owned by B&W, are located at Indianapolis, Indiana; West Point, Mississippi; Barberton and Lancaster, Ohio; Beasley and Paris, Texas; Lynchburg, Virginia; and Cambridge, Ontario, Canada. Less than majority- owned (equity investees) foreign plants are located in China, Indonesia, India and Egypt. All these plants are well maintained, have suitable equipment and are of adequate size.

FOREIGN OPERATIONS

The amounts of Power Generation Systems and Equipment's revenues, including intersegment revenues, and segment operating income derived from operations outside of the United States, and the approximate percentages of those revenues and segment operating income to McDermott International's total revenues and total segment operating income, respectively, follow:



                                      REVENUES                                 SEGMENT OPERATING INCOME
      FISCAL YEAR             AMOUNT           PERCENT                         AMOUNT           PERCENT
                                                         (Dollars in Thousands)
           1995           $      521,657           17%                        $     36,354           56%

           1994                  372,727           12%                              30,362           32%

           1993                  246,181            8%                              11,107            9%


B&W primarily conducts its foreign business from its Cambridge, Ontario location, which also serves the United States market. Products for international installation are engineered and built in B&W's United States and Canadian facilities, as well as in the facilities of less than majority-owned joint venture companies (equity investees) in China, Indonesia, India and Egypt.

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

CUSTOMERS AND COMPETITION

The principal customers of this segment are the electric power generation industry (including government-owned utilities and independent power producers), the U. S. Government (including its contractors), and the pulp and paper and other process industries such as oil refineries and steel mills; and other industries and institutions. The electric power generation industry accounted for approximately 30%, 26% and 18% of McDermott International's total revenues for fiscal years 1995, 1994 and 1993, respectively. U. S. Government business with this segment, excluding government-owned utilities, accounted for approximately 12%, 13% and 12% of McDermott International's total revenues for such periods.

Steam generating system orders are customarily awarded after competitive bids have been submitted as proposals based on the estimated cost of each job. Within the United States, a number of domestic and foreign based companies, specializing in steam generating systems, equipment and services, compete with B&W in the fossil fuel steam generating system business. In international markets, these companies plus additional foreign-based companies compete with B&W. B&W also manufactures and sells components such as replacement recirculating steam generators, which are incorporated into nuclear steam generating systems designed by other firms. In the sale of these nuclear steam generating systems, B&W competes with a small number of companies. A number of companies are in competition with B&W in environmental control equipment, related specialized industrial equipment and the independent power producing business. Other suppliers of fossil fuel steam systems, as well as many other businesses, compete for replacement parts, repair and alteration, and other services required to backfit and maintain existing systems.

In regard to the Naval Reactors Program, B&W is the sole supplier of nuclear
fuel assemblies and reactor components to the U. S.  Navy.   In May 1995, B&W
was awarded new orders for aircraft carrier components and prototypical steam generation equipment for the newest submarine design. B&W is the sole supplier to the U.S. Navy for all major nuclear steam system equipment for the Naval Reactors Program. There are a small number of suppliers of small nuclear components with B&W being the largest based on revenues.

BACKLOG

Backlog as of March 31, 1995 and 1994 for the Power Generation Systems and Equipment segment was $2,058,215,000 and $2,398,285,000, or approximately 58% and 69%, respectively, of McDermott International's backlog. Of the March 31, 1995 backlog, it is expected that approximately $1,012,915,000 will be recognized in revenues in fiscal year 1996, $528,242,000 in fiscal year 1997 and $517,058,000 thereafter, of which approximately 71% will be recognized in fiscal years 1998 through 2000. At March 31, 1995 this segment's backlog with the U. S. Government was $631,578,000 (of which $21,607,000 had not yet been funded), or approximately 18% of McDermott International's total backlog.

During fiscal year 1995, B&W was awarded a $155,000,000 contract from China National Machinery Import & Export Corporation to supply two 600-megawatt coal-fired boilers and auxiliary equipment for the Yangzhou Power Plant Project in Yangzhou City, The People's Republic of China. In addition, in fiscal year 1995, B&W was also awarded a $150,000,000 contract from Israel Electric Company to supply two 550-megawatt coal-fired boilers for the Rutenburg Station at Ashkelon, Israel. Also during fiscal year 1995, B&W was awarded a $150,000,000 contract from Commonwealth Edison Company of Chicago, Illinois to design, manufacture and supply eight nuclear steam generators. In addition, during fiscal year 1995, B&W obtained a letter of award amounting to $100,000,000 for the engineering, procurement and construction of a power station in Pakistan's Punjab province. The plant will consist of one 480- megawatt oil-fired steam generator and a steam turbine generator.

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

FACTORS AFFECTING DEMAND

Electric utilities in Asia and the Middle East are active purchasers of large, new baseload generating units, due to the rapid growth of their economies and to the small existing stock of electrical generating capacity in most developing countries. These newly-emerging economies need power and steam generating systems, equipment and services to build their industrial base.

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

The current competitive economic environment for the electric power industry in the United States has intensified, as the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems, and the Clean Air Act amendments of 1990 have caused U. S. utilities to defer ordering large new baseload power plants and to defer repairs and refurbishments on existing plants. Most electric utilities have already purchased equipment to comply with Phase I of the Clean Air Act, and many will defer purchases of new equipment to comply with Phase II deadlines until after the turn of the century.

Steam generation equipment is purchased most frequently by firms in the energy-intensive industries, including pulp and paper, oil refining, chemicals and primary metals. In addition, environmental regulations have required the oil refining, pulp and paper, chemicals, and utility industries to invest in pollution control equipment, which has limited the investment available for additional steam generation capacity. These factors and the current economic environment have affected demand for industrial- related product lines and these markets are expected to remain very competitive.

With the maturing of the U. S. Navy's shipbuilding program and U. S. Government defense budget reductions, the demand for nuclear fuel assemblies and reactor components for the U. S. Navy has been declining since the mid-1980's. However, B&W became the sole source provider of these assemblies in fiscal year 1991, and supplies nuclear fuel assemblies due to reload requirements. The backlog of orders for U. S. Navy nuclear fuel assemblies and nuclear reactor components comprised a substantial portion of this segment's backlog with the U. S. Government at March 31, 1995 and this activity is expected to continue to be a significant, but declining, part of such backlog. Also, U. S. Government budget reductions, including the cancellation of the advanced solid rocket motor and super conducting super collider projects, in prior years, have negatively affected this segment's other government operations.

B&W has applied its technological capabilities by supplying new products for power generation applications. It has diversified into new markets and activities not related to power generation that require complex engineering and machining. Examples of these markets include environmental restoration services, computer integrated manufacturing products and services, and the management of government owned facilities. Currently, B&W manages and operates a government-owned facility at the Department of Energy's Idaho National Engineering Laboratory and beginning July 1, 1995, will participate in the management and operation of the Rocky Flats Environmental Technology Site near Denver, Colorado with six other companies.


C.    MARINE CONSTRUCTION SERVICES

GENERAL

On January 31, 1995, McDermott International contributed substantially all of its marine construction services business to JRM, a new company incorporated under the laws of the Republic of Panama in 1994. Also, on January 31, 1995, JRM acquired Offshore Pipelines, Inc. (the "Merger"), pursuant to an Agreement and Plan of Merger dated as of June 2, 1994, as amended (the "Merger Agreement"). Prior to the Merger with Offshore Pipelines, Inc. ("OPI"), JRM was a wholly owned subsidiary of McDermott International; as a result of the Merger, JRM is a majority owned subsidiary of McDermott International. The business activities of this segment are conducted primarily through JRM.

The Marine Construction Services segment consists of the design, construction and installation of specialized offshore fixed platforms and marine pipelines used for development drilling, production and transportation of oil and gas. Marine Construction Services also includes engineering and construction services for oil production in shoreline and marshland areas (principally in Louisiana and Texas); the engineering and construction of processing plants for the oil, gas and hydrocarbon processing and mineral industries; the provision of subsea and trenching services; the removal of offshore fixed platforms (principally in the Gulf of Mexico); and vessel chartering operations,
principally to McDermott International's joint ventures.   This segment's
shipyard facility supplies complete maintenance and construction facilities and is a builder of a variety of marine vessels, including ferries, barges, tugboats, container ships, bulk carriers, and other specialized vessels.

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

In order to compete effectively in markets with overcapacity for offshore marine construction equipment, JRM participates in joint ventures with other marine contractors. JRM owns 50% of the HeereMac joint venture, formed with Heerema Offshore Construction Group, Inc., to provide heavy-lift marine installation services to the petroleum industry on a worldwide basis, especially in harsh environments. Each party charters to the joint venture, on a long-term basis, 2 semi-submersible derrick barges, with the largest being McDermott International's Derrick Barge 102 ("DB-102") with a lift capacity of 13,200 tons. During March 1995, JRM contributed the DB100 semi-submersible derrick barge and sold the DB51 to the joint venture.

JRM's joint venture with ETPM S.A. ("McDermott-ETPM") provides general marine construction services to the petroleum industry in the Middle East, India, West Africa and South America; it also provides offshore marine installation services in the North Sea. JRM owns 67.2% of McDermott-ETPM East and 49.9% of McDermott-ETPM West. McDermott-ETPM East operates in the Middle East and India; and McDermott-ETPM West operates in the North Sea, West Africa and South America. McDermott-ETPM utilizes 3 combination derrick- pipelaying barges and 1 semi-submersible lay barge which are owned by JRM. JRM also provides fabrication facilities located at Jebel Ali and Ras-al-Khaimah in the U.A.E., and at Warri, Nigeria. ETPM S.A. charters to this joint venture 4 combination derrick- pipelaying barges and provides fabrication facilities at Sharjah, U.A.E. and Tchengue, Gabon.

On March 31, 1995, JRM and ETPM S.A. signed a preliminary agreement to restructure this joint venture. The preliminary agreement calls for the expansion of the joint venture into the Far East, the Mediterranean Sea, and all of Africa and for ETPM S.A. to take a minority interest in a new JRM subsea company. Final agreements are expected in the summer of 1995, subject to any necessary government approvals or authorizations.

JRM also participates in a joint venture with Hyundai Heavy Industries Co. Ltd. The joint venture was formed for the purpose of jointly pursuing marine construction projects in India, the Middle East, Southeast Asia and the Far East. The joint venture, formed in September 1992, has a limited life of ten years. JRM charters one derrick barge to the joint venture for the life of the joint venture.

JRM has also established joint ventures in which it has a 49% interest in Malaysia with Renong Berhad, a Malaysian industrial conglomerate and in Mexico with CCC Fabricaciones y Construcciones, S.A. de C.V., a marine construction company. It also has a 70% interest a joint venture established in Angola with Sociedade Nacional de Combustiveis de Angola, the Angolan state owned oil company.

McDermott International also owns a 49% interest in another Mexican joint venture, Construcciones Maritimas Mexicanas, that operates 2 self-propelled combination derrick-pipelaying barges (1 capable of lifting 2,000 tons) and 1 pipelaying barge.

The Marine Construction Services segment has its principal domestic fabrication yard and offshore base located on approximately 1,114 acres of land, under lease, near Morgan City, Louisiana. This segment also owns a fabrication yard on approximately 218 acres of land in Nueces County, Texas, and operates fabrication yards on leased property in Indonesia at Batam Island and on company-owned property in Scotland, near Inverness. The property in Scotland is operated by Brown and Root McDermott Fabricators Limited, an equally owned joint venture company formed by JRM and Halliburton Company's Brown and Root Energy

Services business unit in February 1995. Halliburton's yard at Nigg in Scotland is also operated by this joint venture. This segment also operates a shipyard on approximately 58 acres of leased land near Morgan City.

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

                 Onne, Nigeria                              Year 2014

                 Warri, Nigeria                             Year 2065


McDermott International expects to renew the lease at Ras-al-Khaimah, U.A.E., which is negotiated on an annual basis.

JRM owns the largest fleet of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore
operations for an extended period of time in remote locations.   These barges,
which range in length from 180 feet to 677 feet, are fully equipped with revolving cranes, auxiliary cranes, welding equipment, pile driving hammers, anchor winches and a variety of additional gear. The largest of these vessels are the DB-102, which is one of the world's largest semi-submersible derrick barges in both size and lifting capacity and provides quarters for approximately 750 workers, and a semi-submersible lay barge capable of laying 60-inch diameter pipe (including concrete coating) and operating in water depths of up to 2,000 feet. The HeereMac joint venture has used the DB-102 for a lift of 10,700 tons, a record module lift in the North Sea. This segment has also installed one of the deepest pipelines in over 1,400-ft. waters in the Gulf of Mexico.

The following table describes the major marine construction vessels owned and utilized in the conduct of McDermott International's marine construction business and their location as of March 31, 1995.

                                                                     Maximum                  Maximum
                                                                     Derrick                    Pipe
         Vessel                          Vessel Type                  Lift                    Diameter
         ------                          -----------                  -----                   --------
                                                                     (tons)                   (inches)
United States
   DB 16                                   Derrick                     860                       -
   DB 23                                   Derrick                     750                       -
   DB 28                               Derrick/Pipelay                 860                       40
   DB 050                                  Derrick                    4,000                      -
   DB II                                   Derrick                     600                       -
   BB 356                                 Pipe Bury                     -                        -
   JB 3                                   Pipe Bury                     -                        -
   OPI 263                                Pipe Bury                     -                        -
   LB 280                                  Pipelay                      -                        16
   LB Pipeliner 5                          Pipelay                      -                        48
   Oceanic 93                              Shearleg                   5,000                      -
   OPI 2500                                Shearleg                   1,600                      -
   Ocean Builder(1)                        Derrick                    2,000                      -

Europe and West Africa
   DB 21                               Derrick/Pipelay                1,000                      40
   DLB 1                               Derrick/Pipelay                 250                       24
   LB Pipeliner 6                          Pipelay                      -                        16
   MV Norlift                              Pipelay                      -                        10
   MV Northern Explorer                   Pipe Bury                     -                        -
   LB 200                          Semi Submersible Pipelay             -                        60
   DB 101                           Semi Submersible Crane            3,500                      -
   DB 102                           Semi Submersible Crane           13,200                      -

Middle East
   DB 14                               Derrick/Pipelay                 700                       40
   DB 27                               Derrick/Pipelay                2,400                      60
   BB 316                                 Pipe Bury                     -                        -
   JB 4                                   Pipe Bury                     -                        -

Far East
   DB 15                               Derrick/Pipelay                 860                       40
   DB 17                               Derrick/Pipelay                 860                       60
   DB 26                               Derrick/Pipelay                 900                       60
   DLB KP1                             Derrick/Pipelay                 860                       60
   LB 29                                   Pipelay                      -                        60
   LB 30                                   Pipelay                      -                        60
   OHI 5000(2)                             Derrick                    5,510                      -

- ---------------
(1) In February 1994, this vessel was sold by OPI in a sale-leaseback transaction. JRM is chartering and operating the vessel and has an option to purchase the vessel at the end of the five-year charter term.

(2)    Damaged in typhoon, insurance claim submitted.

The following table describes the major marine construction vessels owned by McDermott International's joint venture companies and utilized in the conduct of their marine construction business and their location as of March 31, 1995.

                                                                     Maximum                  Maximum
                                                                     Derrick                    Pipe
         Vessel                          Vessel Type                  Lift                    Diameter
         ------                          -----------                  ----                    --------
                                                                     (tons)                   (inches)
Europe and West Africa
   DB 051                                 Derrick                     3,000                       -
   DB 100                          Semi Submersible Derrick           2,000                       -

Middle and Far East
   Teknik Pada                         Derrick/Pipelay                1,100                      60
   Teknik Perdana                      Derrick/Pipelay                  925                      60

Other Foreign
   Huasteco                            Derrick/Pipelay                2,000                      48
   Mixteco                             Derrick/Pipelay                  800                      48
   Olmeca II                               Pipelay                      -                        48


McDermott International also owns or leases a substantial number of other vessels, such as tugboats, utility boats and cargo barges to support the major marine vessels. In connection with its construction and pipelaying activities, this segment conducts diving operations which, because of the water depths involved, require sophisticated equipment, including diving bells and an underwater habitat.

During June 1993, the Delaware Company acquired a controlling interest in Delta Catalytic Corporation ("DCC") in the first step of a two step transaction. The Delaware Company and DCC of Calgary, Alberta, have reached an agreement which accelerates from fiscal year 1997 to June 1995, the Delaware Company's purchase of the remaining portion of DCC. DCC provides engineering, procurement, construction and maintenance services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing.

During fiscal year 1992, McDermott International, Mitsui & Co., Ltd., and Marathon Oil Company formed a consortium to pursue and acquire hydrocarbon rights and the right to explore, develop and produce hydrocarbons in certain oil and gas fields lying offshore Sakhalin Island, Russian Federation. In fiscal year 1993, Shell Development Sakhalin B.V. and Mitsubishi Corporation joined the consortium specifically to pursue the development of the Piltun Astohskoye and Lunskoye fields. In fiscal year 1995, a Production Sharing Contract ("PSC") was entered into by these parties and a new company, Sakhalin Energy Investment Company, Ltd., was formed to represent the consortium's interest in the Piltun Astohskoye and Lunskoye fields development. The consortium is awaiting approval by the Russian Government of this PSC.

Also, in June 1993, McDermott International, Amoco Caspian Sea Petroleum Company, BP Exploration (Caspian Sea) Limited/Den Norske Oljeselskap a.s., Pennzoil Caspian Corporation/Ramco Energy Limited, Unocal Khazar Limited and Turkish Petroleum Corporation
agreed to a declaration promulgated by the State Oil Company of the Azerbaijan Republic ("SOCAR") providing for the joint development of the Guneshli, Chirag
and Azeri fields by all the companies.   In September 1994, a  Production
Sharing Agreement ("PSA") was signed by the oil companies, SOCAR, and the Azerbaijan President and ratified by the Azeri government in November 1994, and Azerbaijan International Operating Company was formed by the oil companies to serve as the operator for the development. Delta Nimir Khazar Limited and LUKoil Joint Stock Company have also become participants in the PSA.

In May 1994, McDermott International and SOCAR announced agreements to form two joint ventures, both of which will be located in or near Baku, Azerbaijan. The joint venture MacShelf Marine Construction Company, Ltd. will provide engineering, procurement, and marine and onshore construction services to the oil and gas industry in the Caspian Sea region. The other joint venture, MacDock Shipyard Company, Ltd., will repair, upgrade and maintain vessels and drill rigs. Both joint ventures are currently negotiating work in the Caspian Sea region. The joint ventures are currently negotiating with the Azerbaijan International Operating Company for work in the Chirag fields.

During fiscal year 1994, McDermott International and the JSC Amur Shipbuilding Plant announced the formation of two joint ventures for marine construction, shipbuilding and the fabrication of ship components at the Amur shipyard in the Khabarovsk Region of the Russian Far East. The joint venture McAmur Construction Services Company will provide fabrication services for marine construction projects in the Russian Far East. The second joint venture, McAmur Shipbuilding Company, will market the shipbuilding and ship component fabrication capabilities of the Amur shipyard on a world-wide basis. The shipyard is located in the city of Komsomolsk on the Amur River and is the largest shipyard in the Russian Far East. These two joint ventures have not yet begun operations.

FOREIGN OPERATIONS

The amount of Marine Construction Services' revenues, including intersegment revenues, and segment operating income derived from operations outside of the United States, and the approximate percentages of those revenues and segment operating income to McDermott International's total revenues and total segment operating income, respectively, follow:

                                     REVENUES                              SEGMENT OPERATING INCOME
    FISCAL YEAR               AMOUNT           PERCENT                  AMOUNT                  PERCENT
                                                     (Dollars in thousands)
           1995           $    1,021,986           34%                $      67,812             104%

           1994                1,076,610           35%                       51,026              54%

           1993                1,269,290           40%                       59,756              48%

Revenues and segment operating income presented above do not include the operating results of this segment's less than majority- owned joint ventures (equity investees), which include HeereMac, McDermott-ETPM West, Offshore Hyundai International, Ltd., CCC Fabricaciones
y Construcciones, S.A. de C.V. and its Malaysian joint venture. Equity income recognized from the Heeremac and McDermott-ETPM West joint ventures contributed
substantially to this segment's results during fiscal years 1994 and 1993.   In
fiscal year 1995, the contribution from these joint ventures was significantly less compared to the prior two fiscal years due to lower volume and margins.

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

There are a number of companies which compete effectively with McDermott International, HeereMac, McDermott-ETPM and its various other joint ventures in each of the separate marine construction phases in various parts of the world.

BACKLOG

As of March 31, 1995 and 1994, the Marine Construction Services' backlog amounted to $1,510,117,000 and $1,054,142,000, or approximately 42% and 31%, respectively, of McDermott International's total backlog. Backlog at March 31, 1995 was up from the level of backlog at March 1994, due principally to a contract award from Britoil for the Atlantic Frontier Programme Development of Foinaven Phase One facility. Of the March 31, 1995 backlog, it is expected that approximately $980,384,000 will be recognized in revenues in fiscal year 1996, $400,314,000 in fiscal year 1997 and $129,419,000 thereafter.

Not included in Marine Construction Services' backlog at March 31, 1995 and 1994 was backlog relating to contracts to be performed by unconsolidated foreign joint ventures of approximately $1,014,000,000 and $840,000,000, respectively.

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

Oil company exploration and production budgets in calendar year 1995 are moderately higher than 1994 expenditures. Both domestic and international areas are expected to increase, although domestic will rise at a slower rate. World oil prices in calendar year 1994 were below those in 1993. This has had a negative impact on near term marine construction activities. World oil prices in calendar year 1995 are expected to be somewhat higher than those in 1994. The composite spot price for natural gas in the United States was substantially lower in calendar year 1994 than in 1993 and had continued to decline through May 1995.

This segment's markets are expected to be at a low level in the U. S. during
fiscal year 1996 while international markets are varied.   In all areas, the
overcapacity of marine equipment will continue to result in a competitive environment and put pressure on profit margins.


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


E.    RESEARCH AND DEVELOPMENT ACTIVITIES

McDermott International conducts its principal research and development activities at its research centers in Alliance, Ohio and Lynchburg, Virginia; and also conducts development activities at its various manufacturing plants and engineering and design offices. During the fiscal years ended March 31, 1995, 1994 and 1993, approximately $64,145,000, $69,148,000 and $61,541,000, respectively, was spent by McDermott International on research and development activities, of which approximately $44,240,000, $48,112,000 and $42,082,000, respectively, was paid for by customers of McDermott International. Research and development activities were related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. McDermott International's new multi-million dollar clean environment development facility in Alliance, Ohio was completed during fiscal year 1995. The facility was constructed in response to present and future emission pollution standards in the U. S. and worldwide. Approximately 311 employees were engaged full time in research and development activities at March 31, 1995.

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

McDermott International's insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of its utility customers. To protect against liability for damage to customer's property, McDermott International has obtained waivers of subrogation from the customer and its insurer and is generally named as an additional insured under the utility customer's nuclear property policy. To protect against liability from claims brought by third parties, McDermott International is insured under the utility customer's nuclear liability policies and has the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act, as amended (the "Act"). The Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of an amount which is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where McDermott International provides environmental remediation services, it seeks the same protection from its customers as it does for its other nuclear activities.

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

The insurance coverage of McDermott International for products liability and employers' liability claims is subject to varying insurance limits which are dependent upon the year involved. The Babcock & Wilcox Company has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. Pursuant to the agreement, The Babcock & Wilcox Company negotiates and settles these claims and bills these amounts to the appropriate insurers. For financial reporting purposes, a provision has been recognized to the extent that recovery of these amounts from McDermott International's insurers has not been determined to be probable. Estimated liabilities for pending and future non- employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

McDermott International has two wholly-owned insurance subsidiaries. To date, these subsidiaries have written policies concerning general and automobile liability, builders' risk within certain limits, marine hull, and workers' compensation for McDermott International, Inc. and its subsidiaries. No significant amounts of insurance have been written for unrelated parties.

G.    EMPLOYEES

At March 31, 1995, McDermott International employed, under its direct supervision approximately 25,200 persons compared with 25,900 at March 31, 1994. Approximately 4,600 employees were members of labor unions at March 31, 1995 as compared with approximately 5,000 at March 31, 1994. The majority of B&W's manufacturing facilities operate under union contracts which customarily are renewed every two to three years. During the next twelve months, six contracts covering approximately 2,100 of B&W's hourly workers will expire.
B&W expects to renew these contracts successfully, without incident. McDermott International considers its relationship with its employees to be satisfactory.


H.    ENVIRONMENTAL REGULATIONS AND MATTERS

Like other companies, McDermott International is subject to the existing and evolving standards relating to the environment. McDermott International's compliance with U. S. federal, state and local environmental protection regulations necessitated capital expenditures of $1,318,000 in fiscal year 1995, and it expects to spend another $4,830,000 on capital expenditures over the next five years. However, McDermott International cannot predict all of the environmental requirements or circumstances which will exist in the future but it anticipates that environmental control standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in a charge against income before taxes of approximately $10,002,000 in fiscal year 1995 (excluding a provision for the decontamination and decommissioning relating to the closing of certain of its nuclear manufacturing facilities described below).

McDermott International has been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. McDermott International has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on its relative contribution of waste to each site, McDermott International's share of the ultimate liability for the various sites is not expected to have a material effect on McDermott International's consolidated financial position.

Remediation projects have been or may be undertaken at certain of McDermott International's current and former plant sites, and, during fiscal year 1995, B&W completed subject to Nuclear Regulatory Commission ("NRC") certification, the decommissioning and decontamination of its former nuclear fuel processing plant at Apollo, Pennsylvania. All fabrication and support buildings have been removed, and virtually all contaminated soil has been shipped to authorized disposal facilities. B&W is in the final stage of obtaining approval from the NRC to have the site released for unrestricted use.

During the March 1995 quarter, a decision was made to close certain of its nuclear manufacturing facilities, and a provision of $41,724,000 for the decontamination, decommissioning and the closing of these facilities was recognized immediately. Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination will proceed as permitted by the existing NRC license, while funding support will be sought and a decommissioning plan will be submitted for review and approval as required by the NRC. B&W expects to have reached agreement with the NRC in fiscal 1997 on the plan that will provide for the completion of facilities dismantlement and soil restoration by the end of fiscal year 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

The Department of Environmental Resources of the Commonwealth of Pennsylvania, ("PADER"), by letter dated March 19, 1994, advised B&W that it will seek monetary sanctions, and remedial and monitoring relief, related to B&W's Parks Facilities in Parks Township, Armstrong County, Pennsylvania. The relief sought relates to potential groundwater contamination related to the previous operations of the facilities. B&W is currently negotiating with PADER and expects to reach a settlement without having to resort to litigation. Any sanctions ultimately assessed are not expected to have a material effect on the consolidated financial statements of McDermott International.

McDermott International performs significant amounts of work for the U. S. Government under both prime contracts and subcontracts and operates certain facilities that are licensed to possess and process special nuclear materials and thus are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the Nuclear Regulatory Commission.

Decommissioning regulations promulgated by the U.S. Nuclear Regulatory Commission require B&W to provide financial assurance that it will be able to pay the expected cost of decommissioning its facilities at the end of their service lives. B&W provided financial assurance of approximately $11,000,000 during fiscal year 1995 by issuing letters of credit for the ultimate decommissioning of all its licensed facilities, except one. This facility, which represents the largest portion of B&W's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U.S. Government.

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment (including decommissioning), does not have, nor is it expected to have, a material effect upon the consolidated financial position of McDermott International.

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

                                 P A R T   I I


Item 5.  MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                HOLDER MATTERS

International's Common Stock is traded on the New York Stock Exchange. High and low stock prices and dividends declared for the fiscal years ended March 31, 1995 and 1994 follow:


                                                      FISCAL YEAR 1994
                                                      ----------------

                                                        SALES PRICE                              CASH
                                                        -----------                            DIVIDENDS
QUARTER ENDED                                  HIGH                      LOW                   DECLARED
- -------------                                  ----                      ---                   --------
June 30, 1993                                31 - 3/4                 24 - 3/4                   $0.25

September 30, 1993                           32 - 3/4                 27 - 1/4                   $0.25

December 31, 1993                            29 - 5/8                 24 - 3/4                   $0.25

March 31, 1994                               27 - 1/2                    20                      $0.25


                                                      FISCAL YEAR 1995
                                                      ----------------

                                                         SALES PRICE                             CASH
                                                         -----------                           DIVIDENDS
QUARTER ENDED                                  HIGH                      LOW                   DECLARED
- -------------                                  ----                      ---                   --------
June 30, 1994                                25 - 7/8                 19 - 3/8                   $0.25

September 30, 1994                           27 - 1/4                 24 - 1/4                   $0.25

December 31, 1994                            26 - 1/8                 23 - 1/2                   $0.25

March 31, 1995                               29 - 1/8                 23 - 3/4                   $0.25


As of March 31, 1995, the approximate number of record holders of Common Stock was 6,673.

Item 6.  SELECTED FINANCIAL DATA


                                             FOR THE FISCAL YEARS ENDED MARCH 31,
                              1995          1994           1993          1992           1991
                              ----          ----           ----          ----           ----
                                       (In thousands except for per share amounts)

Revenues                   $3,043,680    $3,059,912     $3,172,555     $3,524,482    $3,069,849

Income (Loss) from
 Continuing Operations
 before Extraordinary
 Items and Cumulative
 Effect of Accounting
 Changes                   $   10,876    $   89,956     $   67,323     $   80,537    $  (87,697)

Net Income (Loss)          $    9,111    $  (10,794)    $ (188,732)    $   77,169    $  (69,525)

Primary and Fully
 Diluted Earnings
 (Loss) Per
 Common Share:

Income (Loss)  from
 Continuing Operations
 before Extraordinary
 Items and Cumulative
 Effect of Accounting
 Changes                   $     0.05    $     1.57     $     1.29     $     1.75    $    (2.00)

Net Income (Loss)          $     0.02    $    (0.32)    $    (3.63)    $     1.67    $    (1.58)


Total Assets               $4,751,670    $4,223,569     $3,092,963     $3,126,195    $3,341,138


Long-Term Debt             $  579,101    $  667,066     $  583,211     $  765,053    $  639,645


Subsidiary's
  Redeemable
  Preferred Stocks            179,251       196,672        204,482        204,482       204,482
                              -------       -------        -------        -------       -------

Total                      $  758,352    $  863,738     $  787,693     $  969,535    $  844,127

Cash Dividends Per
  Common Share             $     1.00    $     1.00     $     1.00     $     1.00    $     1.00

See Note 1 to the consolidated financial statements regarding the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 in fiscal year 1995, Emerging Issues Task Force Issue No. 93-5 in fiscal year 1994 and SFAS No. 106 and SFAS No. 109 in fiscal year 1993. See Note 2 regarding the acquisition of OPI in fiscal year 1995 and the acquisitions of Northern Ocean Services Limited and DCC in fiscal year 1994. See Note 10 regarding the uncertainty as to the ultimate loss relating to products liability asbestos claims.

In fiscal year 1995, Income before Cumulative Effect of Accounting Change included after tax charges of $30,218,000 for provisions for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility, and $8,832,000 for the reduction of estimated products liability asbestos claims recoveries from insurers. Also, in fiscal year 1995, after tax income included $16,631,000 for a reduction in accrued interest expense due to the settlement of outstanding tax issues. In fiscal year 1993 and 1992, Income from Continuing Operations before Extraordinary Items and Cumulative Effect of Accounting Changes included after tax gains from the sale of McDermott International's interest in its two commercial nuclear joint ventures of $15,667,000 and $35,436,000, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

A significant portion of McDermott International's revenues and operating results are derived from its foreign operations. As a result, McDermott International's operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates. McDermott International's policy is to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements during contract negotiations. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, it enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. This practice minimizes the impact of foreign exchange rate movements on McDermott International's operating results.

FISCAL YEAR 1995 VS FISCAL YEAR 1994

Power Generation Systems and Equipment's revenues increased $49,029,000 to $1,663,235,000. This was primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, nuclear fuel assemblies and reactor components for the U. S. Government, replacement nuclear steam generators, repair and alteration of existing fossil fuel steam systems, and operations and maintenance contracts for small power plants. These increases were partially offset by lower revenues from defense and space-related products (other than nuclear fuel assemblies and reactor components), extended scope of supply and fabrication of industrial boilers, and replacement parts.

Power Generation Systems and Equipment's segment operating income decreased $29,131,000 to $20,810,000 due to provisions for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility ($46,489,000) and a favorable warranty reserve recorded in the prior year ($11,000,000). Operating income increased due to lower operating expenses (including favorable workers compensation adjustments) and administrative expenses (including cost reduction initiatives); higher volume and margins on operations and maintenance contracts; and improved margins on plant enhancement projects. These increases were partially offset by lower volume and margins on extended scope of supply and fabrication of industrial boilers, lower volume on replacement parts, and lower margins on nuclear fuel assemblies and reactor components for the U. S. Government.

Power Generation Systems and Equipment's equity in income of investees decreased $3,668,000 to $8,364,000 primarily due to a provision for loss on discontinuing a domestic joint venture and lower operating results in a foreign joint venture.

Backlog for this segment at March 31, 1995 was $2,058,215,000 compared to $2,398,285,000 at March 31, 1994. At March 31, 1995 this segment's backlog with the U.S. Government was $631,578,000 (of which $21,607,000 had not been funded). U.S

Government budget reductions have negatively affected this segment's government operations, and backlog at March 31, 1995 and 1994 reflects the impact of Congressional budget reductions on the advanced solid rocket motor and super conducting super collider projects in prior years. The current competitive economic environment has also negatively affected demand for other industrial-related product lines and these markets are expected to remain very competitive.

As discussed (see Item 1F - Insurance), provisions for these estimated future costs for non-employee products liability asbestos claims have been recognized for financial reporting purposes during fiscal years 1995 and 1994 (see Note 1 to the consolidated financial statements and the discussion of Other-net expense and Liquidity below). Inherent in the estimate of these liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled.

The current competitive economic environment for the electric power industry in the United States has intensified, as the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems, and the Clean Air Act amendments of 1990 have caused U. S. utilities to defer ordering large new baseload power plants and to defer repairs and refurbishments on existing plants. Most electric utilities have already purchased equipment to comply with Phase I of the Clean Air Act, and many will defer purchases of new equipment to comply with Phase II deadlines until after the turn of the century. Electric utilities in Asia are active purchasers of large, new baseload generating units, due to the rapid growth of the Pacific Rim economies and to the small existing stock of electrical generating capacity in most developing countries.

Marine Construction Services' revenues decreased $61,578,000 to $1,390,919,000, primarily due to lower volume in worldwide marine and domestic fabrication operations. These decreases were partially offset by the inclusion of revenues as a result of the acquisitions of Offshore Pipelines, Inc. ("OPI") ($44,439,000) on January 31, 1995 and Northern Ocean Services ("NOS") ($59,644,000 for the full fiscal year) in February 1994 (See Note 2 to the Consolidated Financial Statements), and higher volume in foreign fabrication and procured materials.

Marine Construction Services' segment operating income increased slightly to $44,619,000 (including $4,993,000 from OPI) from $44,394,000 primarily due to improved margins in foreign marine operations, inclusion of the operating results of NOS for the full fiscal year; and higher volume of procured materials, domestic engineering operations, and foreign fabrication. These increases were mostly offset by higher operating expenses, lower operating results from DCC's operations, lower margins from shipyard operations, and start-up costs associated with new shipbuilding activities.

Marine Construction Services' equity in income of investees decreased $82,340,000 to $25,488,000 primarily due to lower operating volume and margins of the McDermott ETPM-West, Inc. and HeereMac joint ventures.

Backlog for this segment at March 31, 1995 and 1994 was $1,510,117,000 (including $46,396,000 from the acquisition of OPI) and $1,054,142,000, respectively. Not included in backlog at March 31, 1995 and 1994 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $1,014,000,000 and $840,000,000, respectively.

The activity of McDermott International depends mainly on the capital expenditures of oil and gas companies which in turn are influenced by world oil and gas prices. World oil and gas prices are expected to remain weak in the near term resulting in a negative impact on new business awards. In addition, the continued overcapacity of marine equipment worldwide has resulted in a competitive environment and put pressure on operating profit margins worldwide. In fiscal year 1995, McDermott International's unconsolidated affiliates performed at significantly lower levels as several large contracts were completed in fiscal year 1994 and are expected to remain at low levels in fiscal 1996 and 1997.

Interest income increased $13,989,000 to $52,740,000 primarily due to recognition of interest on a receivable from an equity investee, settlement of claims for interest relating to foreign tax refunds and contract claims, and higher interest rates on investments in government obligations and other investments.

Interest expense decreased $6,860,000 to $57,115,000, primarily due to a reduction of accrued interest on proposed tax deficiencies, partially offset by changes in debt obligations and interest rates prevailing thereon.

Minority interest expense decreased $3,084,000 to $12,167,000 primarily due to minority shareholder participation in increased losses of DCC and JRM's losses for the two months ended March 31, 1995. These decreases in expense were partially offset by an increase due to minority shareholder participation in the improved results of the McDermott-ETPM East joint venture.

Other-net expense increased $28,926,000 to $33,291,000 primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries from insurers, a provision for the settlement of a lawsuit and losses on the sales of investment securities in the current period.

The provision for income taxes decreased $45,041,000 from a provision of $24,998,000 to a benefit of $20,043,000, while income before income taxes and cumulative effect of accounting changes decreased $124,121,000. The reduction in income taxes is primarily due to a decrease in income from operations along with a reduction in a provision for taxes due to a settlement of outstanding issues and higher non-taxable earnings. In addition, McDermott International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within
jurisdictions, are responsible for shifts in the effective tax rate.   As a
result of these factors, the benefit from income taxes was 219% of pretax loss in fiscal year 1995 compared to a provision for income taxes of 22% of pretax income in fiscal year 1994.

Net lncome increased $19,905,000 from a loss of $10,794,000 to income of $9,111,000 reflecting the cumulative effect of the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits" of $1,765,000 in the current year and the cumulative effect of accounting change for non-employee products liability asbestos claims of $100,750,000 in the prior year, in addition to other items described above.


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

Power Generation Systems and Equipment's segment operating income decreased $6,526,000 to $49,941,000. This was primarily due to lower volume and margins on extended scope of supply and fabrication of industrial boilers as well as defense and space-related products other than nuclear fuel assemblies and reactor components. There were also lower margins on plant enhancements, replacement parts, and repair and alteration of existing fossil fuel steam systems, as well as higher royalty income recorded in the prior year. These decreases were partially offset by higher volume and margins on replacement nuclear steam generators, nuclear fuel assemblies and reactor components for the U. S. Government and higher volume on fabrication and erection of fossil fuel steam and environmental control systems. There were also lower general and administrative expenses, and lower warranty expense primarily due to net favorable warranty reserve adjustments.

Power Generation Systems and Equipment's equity in income of investees increased $3,341,000 to $12,032,000 primarily due to improved results in a foreign joint venture and in three domestic joint ventures which own and operate a cogeneration plant and two small power plants, partially offset by unfavorable results in another foreign joint venture.

Marine Construction Services' revenues decreased $197,156,000 to
$1,452,497,000, primarily due to lower volume in worldwide fabrication and engineering operations, foreign marine operations and procured materials. These decreases were partially offset by the acquisition of DCC.

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

Other-net decreased $14,562,000 to a loss of $4,365,000 from income of $10,197,000. This decrease was primarily due to gains on the sale of interests in two commercial nuclear joint ventures a foreign marine asset casualty gain and gains on the sale of nineteen tugboats, all in the prior period.

Provision for income taxes decreased $15,101,000 to $24,998,000, while income from continuing operations before provision for income taxes, extraordinary items, and cumulative effect of accounting changes increased $7,532,000 to $114,954,000. The decrease in the provision for income taxes is primarily due to a reduction in a provision for taxes of $10,000,000 due to a settlement of outstanding issues and higher non-taxable earnings. In addition, McDermott International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate. During this period, these factors reduced the effective tax rate to 22% from 37%.

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

The management of McDermott International is cognizant of the effects of inflation and, in order to minimize the negative impact of inflation on its operations, attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimation of such changes, which is reflected in an original price, or through price escalation clauses in its contracts.

Liquidity and Capital Resources

During fiscal year 1995, McDermott International's cash and cash equivalents decreased $47,900,000 to $85,909,000 and total debt increased $257,077,000
(including $120,200,000 assumed in the acquisition of OPI) to $986,687,000. During this period, McDermott International used cash of $97,890,000 for additions to property, plant and equipment; $61,827,000 for dividends on International's common and preferred stocks; $35,553,000 for repayment of long-term debt; $12,559,000 in operating activities; and $17,185,000 for the repurchase of a subsidiary's preferred stock to satisfy current and future sinking fund requirements.

Decreases in accounts payable reflect settlement of charter obligations to the HeereMac joint venture and amounts owned to ETPM S.A. Higher payables due to increased volume at B&W's Canadian operations and activity on the Britoil contract for the Atlantic Frontier Programme Development of Foinaven Phase One Facility ("Foinaven") were offset by lower volume elsewhere. Increases in Net contracts in progress and advance billings were primarily due to the timing of billings on the Canadian and Foinaven contracts. Lower income taxes reflects payments made in Canada and changes in the domestic tax provision due to higher losses in the U.S., and accrued liabilities includes a reduction of accrued interest expense of $26,300,000 resulting from the settlement of outstanding tax issues with the IRS.

Pursuant to an agreement with the majority of its principal insurers, McDermott International negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in the process, reimbursement is usually delayed for three months or more. The number of claims had declined moderately since fiscal year 1990, but have increased during the second half of fiscal year 1995. Management believes, based on information currently available, that the recent increase represents an acceleration in the timing of the receipt of these claims, but does not represent an increase in its total estimated liability. The average amount of these claims (historical average of approximately $4,800 per claim over the last three years) has continued to rise. Claims paid in fiscal year 1995 were $126,151,000, of which $111,163,000 has been recovered or is due from insurers. At March 31, 1995, Accounts receivable-other included receivables of $34,925,000 that are due from insurers for reimbursement of settled claims. During fiscal year 1995, McDermott International received notice that provisional liquidators have been appointed to a London-based products liability asbestos insurer and certain of its subsidiaries and as a result, a loss of $14,478,000 related to the reduction of estimated products liability asbestos claim recoveries was recognized. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays, and the amount of claims paid for which insurance recovery is not probable have not had a material adverse effect on McDermott International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott International's expenditures for property, plant and equipment increased $21,569,000 to $97,890,000 in fiscal year 1995. While the majority of these expenditures were incurred to maintain and replace existing facilities and equipment, $15,010,000 was expended for the purchase of a barge which was formerly leased by a subsidiary of International. McDermott International has committed to make capital expenditures of approximately $40,301,000 (including $9,457,000 for a new pipelay system on marine equipment and $14,286,000 for the conversion of a barge to a floating production unit) during fiscal 1996. The barge conversion is financed by a $16,700,000 note, payable in 30 monthly installments beginning with the completion of the conversion. Interest is at Libor plus 2%. There were no borrowings against this facility at March 31, 1995.

At March 31, 1995 and 1994, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $175,000,000 and $170,000,000, respectively, under an agreement with a U. S. bank. The maximum sales limit available under the agreement, which expires on December 31, 1997 is $225,000,000. (See Note 7 to the consolidated financial statements).

At March 31, 1995 and 1994, International and its subsidiaries, had available to them various uncommitted short-term lines of credit from banks totaling $373,867,000 and $246,412,000, respectively. Borrowings against these lines of credit at March 31, 1995 and 1994 were $63,025,000 and $37,512,000, respectively. In addition, the Babcock & Wilcox Company had available to it a $128,000,000 unsecured and committed revolving line of credit facility. Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder. In addition, it is a condition to borrowing under the revolving credit facility that the borrower's consolidated net tangible assets exceed a certain level. There were no borrowings against this facility at March 31, 1995 and 1994. DCC had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,184,000 which expires on May 31, 1997. Borrowings outstanding against this facility at March 31, 1995 were $7,420,000. There were no borrowings outstanding against this facility at March 31, 1994. In addition, JRM had available two secured and committed revolving credit facilities totaling $53,500,000 of which $24,500,000 was outstanding at March 31, 1995. Loans outstanding under these facilities were repaid and the facility terminated on May 10, 1995.

In consideration for the contribution of substantially all of McDermott International's marine construction services business, JRM issued 3,200,000 shares of Series A $2.25 Cumulative Convertible Preferred Stock, $231,000,000 9% Senior Subordinated Notes due 2001 and a $39,750,000 Floating Rate Note at 7.69% at the Merger Date (7.4375% at March 31, 1995) to International. The Floating Rate Note is due January 31, 1997 or earlier upon demand. JRM expects to pay this note during fiscal year 1996. In addition, a subsidiary of JRM assumed all of OPI's $70,000,000 12-7/8% Guaranteed Senior Notes due 2002. The Notes due 2002 are redeemable at the option of a subsidiary of JRM after June 1997. On June 7, 1995, JRM entered into an agreement with a group of banks to provide a $150,000,000 three year unsecured and committed line of credit to support the operating requirements of its domestic and international operations. JRM is restricted, as a result of covenants in these agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. As approximately $40,000,000 of its net assets were not subject to these restrictions, they are not expected to impact JRM's ability to make preferred dividend payments.

The Delaware Company is restricted, as a result of covenants in credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. Substantially all of the net assets of the Delaware Company is subject to such restrictions. It is not expected that these restrictions will have any significant effect on International's liquidity.

McDermott International maintains an investment portfolio of government obligations and other investments which is classified as available for sale under SFAS No. 115 (See Note 12 to the consolidated financial statements). The fair value of short-term investments and the long-term portfolio at March 31, 1995 was $715,093,000 (amortized cost $723,946,000). The net unrealized loss on the current and long-term investment portfolio, net of income tax effect, was $8,050,000 at March 31, 1995. At March 31, 1995, approximately $146,142,000 fair value (amortized cost of $148,422,000) of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements. In addition, McDermott International had obligations of $135,691,000 under short-term repurchase agreements which were secured by government obligations with a fair value of $134,673,000 at March 31, 1995.

Working capital decreased $106,442,000 to a deficit of $40,790,000 at March 31, 1995 from $65,652,000 at March 31, 1994. During 1996, McDermott International expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, its short-term investment portfolio, and additional borrowings. On June 1, 1995, McDermott International repaid its 10.25% Notes of $150,000,000 from its short-term investment portfolio and additional borrowings from revolving lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott International's liquidity or capital resources.

International's quarterly dividends are $0.25 per share on its Common Stock and $0.71875 per share on its Series C Cumulative Convertible Preferred Stock. The Delaware Company's quarterly dividends are $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series
B $2.60 Cumulative Preferred Stock.   International's and the Delaware
Company's quarterly dividends were at the same rates in 1995 and 1994. JRM's quarterly dividends on its Series A and Series B Preferred Stock are $0.5625 per share. At March 31, 1995, JRM paid dividends for a partial quarterly period of $900,000 on its Series A Preferred Stock and on April 17, 1995 paid $217,000 on its Series B Preferred Stock.

At March 31, 1995 the ratio of long-term debt to total stockholders' equity was
0.81 as compared with 1.23 at March 31, 1994.

McDermott International accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss and foreign tax credit carryforwards to the extent that realization of such benefits is more likely than not.

McDermott International has provided a valuation allowance ($34,943,000 at March 31, 1995) for deferred tax assets which can not be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($675,282,000 at March 31, 1995) in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. A major uncertainty that affects the ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

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

May 24, 1995

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
McDermott International, Inc.



We have audited the accompanying consolidated balance sheet of McDermott International, Inc. as of March 31, 1995 and 1994, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDermott International, Inc. at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has provided for estimated future costs for non-employee products liability asbestos claims. Inherent in the estimate of such future costs are assumptions which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for postemployment benefits and investment securities in 1995, recoveries of products liability claims in 1994 and income taxes and postretirement benefits other than pensions in 1993.




                                                          ERNST & YOUNG LLP


New Orleans, Louisiana
May 24, 1995

                         McDERMOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1995 and 1994

                                     ASSETS

                                                                                   1995                  1994
                                                                                   ----                  ----

                                                                                         (In thousands)
Current Assets:
  Cash and cash equivalents                                                     $   85,909         $  133,809
  Short-term investments                                                           132,691                990
  Accounts receivable - trade                                                      475,861            347,894
  Accounts and note receivable - unconsolidated affiliates                          75,709             29,883
  Accounts receivable - other                                                      104,155            133,913
  Insurance recoverable - current                                                  111,188            110,200
  Contracts in progress                                                            279,016            237,722
  Inventories                                                                       64,044             66,469
  Deferred income taxes                                                             76,863            100,167
  Other current assets                                                              45,131             12,899
- -------------------------------------------------------------------------------------------------------------

  Total Current Assets                                                           1,450,567          1,173,946
- -------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:
  Land                                                                              37,528             32,683
  Buildings                                                                        257,228            247,388
  Machinery and equipment                                                        1,886,268          1,833,169
  Property under construction                                                       55,994             45,175
- -------------------------------------------------------------------------------------------------------------
                                                                                 2,237,018          2,158,415
  Less accumulated depreciation                                                  1,337,341          1,378,046
- -------------------------------------------------------------------------------------------------------------

Net Property, Plant and Equipment                                                  899,677            780,369
- -------------------------------------------------------------------------------------------------------------

Investments:
  Government obligations                                                           383,023            395,556
  Other investments                                                                199,379            319,575
- -------------------------------------------------------------------------------------------------------------

         Total Investments                                                         582,402            715,131
- -------------------------------------------------------------------------------------------------------------

Insurance Recoverable                                                              750,219            876,846
- -------------------------------------------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets of
  Purchased Businesses Less Accumulated Amortization
  of $96,405,000 at  March 31, 1995
  and $84,170,000 at March 31, 1994                                                381,491            158,726
- -------------------------------------------------------------------------------------------------------------

Prepaid Pension Costs                                                              277,814            246,854
- -------------------------------------------------------------------------------------------------------------

Other Assets                                                                       409,500            271,697
- -------------------------------------------------------------------------------------------------------------

  TOTAL                                                                         $4,751,670         $4,223,569
=============================================================================================================

See accompanying notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    1995               1994
                                                                                    ----               ----

                                                                                         (In thousands)
Current Liabilities:
  Notes payable and current
    maturities of long-term debt                                                $  407,586         $   62,544
  Accounts payable                                                                 286,219            245,819
  Environmental and products liabilities - current                                 133,280            122,361
  Accrued employee benefits                                                        104,883            106,907
  Accrued liabilities - other                                                      326,688            296,628
  Advance billings on contracts                                                    180,018            181,572
  U.S. and foreign income taxes                                                     52,683             92,463
- -------------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                               1,491,357          1,108,294
- -------------------------------------------------------------------------------------------------------------


Long-Term Debt                                                                     579,101            667,066
- -------------------------------------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation                                      393,744            380,309
- -------------------------------------------------------------------------------------------------------------

Environmental and Products Liabilities                                             913,939          1,013,251
- -------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                  310,989            300,003
- -------------------------------------------------------------------------------------------------------------

Contingencies
- -------------------------------------------------------------------------------------------------------------
Minority Interest:
  Subsidiary's redeemable preferred stocks                                         179,251            196,672
  Other minority interest                                                          172,710             15,716
- -------------------------------------------------------------------------------------------------------------
         Total Minority Interest                                                   351,961            212,388
- -------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
 Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 Series C $2.875 cumulative
   convertible, par value $1.00 per share,
   (liquidation preference $143,750,000)                                             2,875              2,875
 Common stock, par value $1.00 per share,
   authorized 150,000,000 shares; outstanding
   53,959,597 at March 31, 1995 and
   53,444,467 at March 31, 1994                                                     53,960             53,444
 Capital in excess of par value                                                    936,134            730,987
 Deficit                                                                          (249,061)          (196,216)
 Minimum pension liability                                                            (391)              (931)
 Net unrealized loss on investments                                                 (8,050)              -
 Currency translation adjustments                                                  (24,888)           (47,901)
- -------------------------------------------------------------------------------------------------------------

         Total Stockholders' Equity                                                710,579            542,258
- -------------------------------------------------------------------------------------------------------------

         TOTAL                                                                  $4,751,670         $4,223,569
=============================================================================================================





                         McDERMOTT INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995


                                                              1995                 1994                   1993
                                                              ----                 ----                   ----
                                                                              (In thousands)

Revenues                                                    $3,043,680           $3,059,912             $3,172,555
- ------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)                           2,645,232            2,657,712              2,742,260
  Depreciation and amortization                                115,558               99,393                121,508
  Selling, general and
    administrative expenses                                    276,076              262,873                237,468
- ------------------------------------------------------------------------------------------------------------------

                                                             3,036,866            3,019,978              3,101,236
- ------------------------------------------------------------------------------------------------------------------

                                                                 6,814               39,934                 71,319

Equity in Income of Investees                                   33,852              119,860                 94,058
- ------------------------------------------------------------------------------------------------------------------

Operating Income                                                40,666              159,794                165,377
- ------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                               52,740               38,751                 40,391
  Interest expense                                             (57,115)             (63,975)               (90,340)
  Minority interest                                            (12,167)             (15,251)               (18,203)
  Other-net                                                    (33,291)              (4,365)                10,197
- ------------------------------------------------------------------------------------------------------------------

                                                               (49,833)             (44,840)               (57,955)
- ------------------------------------------------------------------------------------------------------------------
Income (Loss) before Provision for (Benefit from)
  Income Taxes, Extraordinary Items and
  Cumulative Effect of Accounting Changes                       (9,167)             114,954                107,422

Provision for (Benefit from) Income Taxes                      (20,043)              24,998                 40,099
- ------------------------------------------------------------------------------------------------------------------

Income before Extraordinary Items and
  Cumulative Effect of Accounting Changes                       10,876               89,956                 67,323

Extraordinary Items                                                -                   -                   (10,431)

Cumulative Effect of Accounting Changes                         (1,765)            (100,750)              (245,624)
- ------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                           $    9,111           $  (10,794)            $ (188,732)
==================================================================================================================


Net Income (Loss) Applicable to
  Common Stock (after Preferred
  Stock Dividends)                                          $      845           $  (16,878)            $ (188,732)
==================================================================================================================


                                                                       CONTINUED



                                                        1995                  1994                   1993
                                                        ----                  ----                   ----
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:

  Primary and Fully Diluted:

           Income before extraordinary
              items and cumulative
              effect of accounting
              changes                              $          0.05      $          1.57       $         1.29
           Extraordinary items                                -                    -                   (0.20)
           Accounting changes                                (0.03)               (1.89)               (4.72)
- ------------------------------------------------------------------------------------------------------------

           Net income (loss)                       $          0.02      $         (0.32)      $        (3.63)
============================================================================================================



CASH DIVIDENDS:

  Per common share                                 $          1.00      $          1.00       $         1.00
  Per preferred share                              $          2.88      $          2.12       $           -
- -------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995
                    (In thousands, except for share amounts)

                                                      Preferred Stock
                                                          Series C                           Common Stock
                                               -----------------------------            ------------------------
                                                                     Par                                     Par
                                                  Shares            Value                 Shares            Value
                                                  ------            -----                 ------            -----
Balance March 31, 1992                              -             $   -                  51,355,353       $  51,355
- -------------------------------------------------------------------------------------------------------------------
Net loss                                            -                 -                      -                  -
Minimum pension liability                           -                 -                      -                  -
Translation adjustments                             -                 -                      -                  -
Common stock dividends                              -                 -                      -                  -
Exercise of stock options                           -                 -                     367,309             368
Restricted stock purchases - net                    -                 -                     142,245             142
Contributions to thrift plan                        -                 -                     347,054             347
Deferred career executive
  stock plan expense                                -                 -                      -                  -
- -------------------------------------------------------------------------------------------------------------------
Balance March 31, 1993                              -                 -                  52,211,961          52,212
- -------------------------------------------------------------------------------------------------------------------
Net loss                                            -                 -                      -                  -
Minimum pension liability                           -                 -                      -                  -
Translation adjustments                             -                 -                      -                  -
Common stock dividends                              -                 -                      -                  -
Preferred stock dividends                           -                 -                      -                  -
Preferred shares issued                         2,875,000           2,875                    -                  -
Exercise of stock options                           -                 -                     783,285             783
Restricted stock purchases - net                    -                 -                     148,830             149
Contributions to thrift plan                        -                 -                     300,391             300
Deferred career executive
  stock plan expense                                -                 -                      -                  -
- -------------------------------------------------------------------------------------------------------------------
Balance March 31, 1994                          2,875,000           2,875                53,444,467          53,444
- -------------------------------------------------------------------------------------------------------------------
Adoption of SFAS 115                                -                 -                      -                  -
Net income                                          -                 -                      -                  -
Minimum pension liability                           -                 -                      -                  -
Loss on investments                                 -                 -                      -                  -
Translation adjustments                             -                 -                      -                  -
Common stock dividends                              -                 -                      -                  -
Preferred stock dividends                           -                 -                      -                  -
Acquisition of OPI by JRM                           -                 -                      -                  -
Exercise of JRM's stock options                     -                 -                      -                  -
Exercise of stock options                           -                 -                     147,217             148
Tax benefit on exercise of
  stock options                                     -                 -                      -                  -
Restricted stock purchases - net                    -                 -                      55,030              55
Redemption of preferred shares                      -                 -                      -                  -
Contributions to thrift plan                        -                 -                     312,883             313
Deferred career executive
  stock plan expense                                -                 -                      -                  -
- -------------------------------------------------------------------------------------------------------------------

Balance March 31, 1995                          2,875,000         $ 2,875                53,959,597       $  53,960
===================================================================================================================

See accompanying notes to the consolidated financial statements.

               Capital                Retained            Minimum          Unrealized          Currency          Total
              in Excess               Earnings            Pension           Loss on          Translation     Stockholders'
            of Par Value              (Deficit)          Liability        Investments         Adjustment         Equity
            ------------              ---------          ---------        -----------         ----------         ------

               $551,790               $114,204           $(1,264)           $  -              $(12,204)       $ 703,881
- -----------------------------------------------------------------------------------------------------------------------
                   -                  (188,732)              -                 -                  -            (188,732)
                   -                     -                 1,190               -                  -               1,190
                   -                     -                   -                 -               (21,581)         (21,581)
                   -                   (51,736)              -                 -                  -             (51,736)
                  7,524                  -                   -                 -                  -               7,892
                   -                     -                   -                 -                  -                 142
                  7,642                  -                   -                 -                  -               7,989

                  1,373                  -                   -                 -                  -               1,373
- -----------------------------------------------------------------------------------------------------------------------
                568,329               (126,264)              (74)              -               (33,785)         460,418
- -----------------------------------------------------------------------------------------------------------------------
                   -                   (10,794)              -                 -                  -             (10,794)
                   -                     -                  (857)              -                  -                (857)
                   -                     -                   -                 -               (14,116)         (14,116)
                   -                   (53,074)              -                 -                  -             (53,074)
                   -                    (6,084)              -                 -                  -              (6,084)
                137,191                  -                   -                 -                  -             140,066
                 15,509                  -                   -                 -                  -              16,292
                   -                     -                   -                 -                  -                 149
                  7,684                  -                   -                 -                  -               7,984

                  2,274                  -                   -                 -                  -               2,274
- -----------------------------------------------------------------------------------------------------------------------
                730,987               (196,216)             (931)              -               (47,901)         542,258
- -----------------------------------------------------------------------------------------------------------------------
                   -                     -                   -               (4,095)              -              (4,095)
                   -                     9,111               -                 -                  -               9,111
                   -                     -                   540               -                  -                 540
                   -                     -                   -               (3,955)              -              (3,955)
                   -                     -                   -                 -                15,597           15,597
                   -                   (53,690)              -                 -                  -             (53,690)
                   -                    (8,266)              -                 -                  -              (8,266)
                189,793                  -                   -                 -                 7,416          197,209
                   (151)                 -                   -                 -                   -               (151)
                  2,991                  -                   -                 -                   -              3,139

                  2,642                  -                   -                 -                   -              2,642
                   -                     -                   -                 -                   -                 55
                    239                  -                   -                 -                   -                239
                  7,400                  -                   -                 -                   -              7,713

                  2,233                  -                   -                 -                   -              2,233
- -----------------------------------------------------------------------------------------------------------------------

               $936,134              $(249,061)          $  (391)           $(8,050)          $(24,888)       $ 710,579
=======================================================================================================================

                         McDERMOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      1995              1994              1993
                                                                      ----              ----              ----
                                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                  $   9,111          $(10,794)        $(188,732)
- ----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                    115,558            99,393           121,508
    Equity in income of investees
         less dividends                                               42,629           (54,646)          (88,258)
    Gain on sale and disposal of assets                               (1,874)           (4,369)          (34,459)
    Provision for (benefit from) deferred taxes                       (3,896)            3,875            10,466
    Extraordinary items                                                 -                  -              10,431
    Cumulative effect of accounting changes                            1,765           100,750           245,624
    Other                                                              1,954             9,724             3,614
    Changes in assets and liabilities, net of effects
      from acquisitions:
         Accounts receivable                                           1,688           134,517            25,151
         Accounts payable                                            (34,637)          (34,944)           25,876
         Inventories                                                   5,000             1,768            18,858
         Net contracts in progress and advance
           billings                                                  (37,891)           54,768            42,746
         Income taxes                                                (38,277)          (37,118)          (50,256)
         Accrued liabilities                                         (32,243)          (92,349)          (23,099)
         Other, net                                                  (20,609)           60,813            23,528
Proceeds from insurance for products liabilities claims              105,314           103,994           106,252
Payments of products liabilities claims                             (126,151)         (112,271)          (94,304)
- ----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                             (12,559)          223,111           154,946
- ----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Offshore Pipelines Inc.                                10,828              -                 -
Acquisitions of Delta Catalytic Corporation
    and Northern Ocean Services Limited                                 -              (85,894)             -
Purchases of property, plant and
    equipment                                                        (97,890)          (76,321)          (82,034)
Purchases of short-term investments,
    government obligations and
    other investments                                               (520,007)         (794,234)         (521,745)
Sales and maturities of short-term investments,
    government obligations and
    other investments                                                512,786           746,514           538,555
Proceeds from sale and disposal of assets                             22,430             6,539            74,635
Investments in equity investees                                      (26,156)           (1,108)           (3,201)
Other                                                                   -               (4,287)            2,096
- ----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                             (98,009)         (208,791)            8,306
- ----------------------------------------------------------------------------------------------------------------


                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   1995             1994                1993
                                                                   ----             ----                ----

                                                                                (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                       $(35,553)         $(222,646)         $(119,684)
Issuance of long-term debt                                         3,482             92,841             89,000
Increase (decrease) in short-term
    borrowing                                                    167,987             16,639             (9,781)
Issuance of common stock                                           3,194             16,441              8,034
Issuance of preferred stock                                         -               140,066               -
Dividends paid                                                   (61,827)           (56,773)           (51,528)
Repurchase of subsidiary's preferred stock                       (17,185)            (3,587)              -
Other                                                              1,747               (950)            (2,287)
- --------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                          61,845            (17,969)           (86,246)
- --------------------------------------------------------------------------------------------------------------


EFFECTS OF EXCHANGE RATE CHANGES
    ON CASH                                                          823             (2,064)            (9,069)
- --------------------------------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                             (47,900)            (5,713)            67,937
- --------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                      133,809            139,522             71,585
- --------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END
    OF YEAR                                                     $ 85,909          $ 133,809          $ 139,522
==============================================================================================================


SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:

Cash paid during the period for:
    Interest (net of amount capitalized)                        $ 76,519          $  72,159          $ 143,739
    Income taxes (net of refunds)                               $ 10,664          $  18,726          $  79,797
- --------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of McDermott International, Inc. and all subsidiaries and controlled joint ventures. Investments in joint venture and other entities in which McDermott International, Inc. has a 20% to 50% interest are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1995.

Unless the context otherwise requires, hereinafter "International" will be used to mean McDermott International, Inc., a Panamanian corporation; "JRM" will be used to mean J. Ray McDermott, S.A., a Panamanian corporation, which is a majority owned subsidiary of International, and its consolidated subsidiaries; and the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and its consolidated subsidiaries (including Babcock & Wilcox Investment Company and its principal subsidiary, The Babcock & Wilcox Company); and "McDermott International" will be used to mean the consolidated enterprise.

Changes in Accounting Policies

Products Liability - As a result of the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 93-5, a company is no longer permitted to offset, for recognition purposes, reasonable possible recoveries against probable losses which until fiscal year 1994 had been McDermott International's practice with respect to estimated future costs for non-employee products liability asbestos claims. During the third quarter of fiscal year 1994, and effective April 1, 1993, McDermott International adopted this provision of EITF Issue No. 93-5 as a change in accounting principle and provided for estimated future costs to the extent that recovery from its insurers was not determined to be probable. The cumulative effect of the accounting change at April 1, 1993 was a charge of $100,750,000 (net of income taxes of $54,250,000), or $1.89 per share. The adoption of this provision of EITF Issue No. 93-5 resulted in an increase in pre-tax Income before Cumulative Effect of Accounting Change of $19,947,000 ($12,168,000 net of tax, or $0.23 per share) in fiscal year 1994, as costs in fiscal year 1994 that would have been recognized under McDermott International's prior practice were included in the cumulative effect of the accounting change. Prior to the adoption of EITF Issue No. 93-5, McDermott International had not made calculations in similar detail to those required to adopt EITF 93-5 and determined at the time of adoption of EITF Issue No. 93-5 that it was not practical to do so retroactively. Events giving rise to the liability for non- employee products liability asbestos claims occurred prior to 1987 and McDermott International had concluded in all earlier periods, based upon information then currently available, that it was adequately insured against future non-employee products liability claims. Therefore, because the amounts were not available and because of the inherent complexities in making reliable determinations at an earlier point in time consistent with the methods used in the April 1, 1993 determination, pro forma amounts reflecting the retroactive application of the accounting change for fiscal year 1993 are not presented.

During the first quarter of fiscal year 1995, McDermott International adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 39, which required McDermott International to present separately in the balance sheet its estimated liabilities for pending and future non-employee products liability asbestos claims and related estimated insurance recoveries. Accordingly, the accompanying consolidated balance sheet at March 31, 1994 and the consolidated statement of cash flows for the years ended March 31, 1994 and 1993 have been restated to conform to the March 31, 1995 presentation. The adoption of FASB Interpretation No. 39 did not have any effect on earnings.

Postemployment Benefits - Effective April 1, 1994, McDermott International adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits and other types of benefits paid to employees, their beneficiaries and covered dependents after active employment, but before retirement. The cumulative effect as of April 1, 1994 of this change in accounting was to reduce net income by $1,765,000 (net of income taxes of $287,000) or $0.03 per share. Other than the cumulative effect, the accounting change had no material effect on the results of fiscal year 1995. Prior to April 1, 1994, McDermott International recognized the cost of providing most of these benefits on a cash basis. Under this new principle of accounting, the cost of these benefits is accrued when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. In accordance with the Statement, prior period financial statements have not been restated to reflect this change in accounting principle.

Postretirement Health Care Benefits - Effective April 1, 1992, McDermott International adopted SFAS No. 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions".   In accordance with the Statement, McDermott
International elected immediate recognition of its transition obligation and recorded $249,351,000 (net of income tax benefit of $136,228,000), or $4.79 per share, as the cumulative effect of an accounting change. In fiscal year 1993, other than the cumulative effect of the accounting change, the adoption of SFAS No. 106 resulted in a decrease in Income before Extraordinary Items and Cumulative Effect of Accounting Changes of $4,688,000, or $0.09 per share.

Investments - Effective April 1, 1994, McDermott International adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after April 1, 1994. The adoption of SFAS No. 115 resulted in a decrease in the opening balance of stockholders' equity of $4,095,000 to reflect the net unrealized holding losses on McDermott International's investment securities which were previously carried at amortized cost. In accordance with the Statement, prior period financial statements have not been restated to reflect this change in accounting principle.

At March 31, 1995 McDermott International's investments, primarily government
obligations and other debt securities,   are classified as available-for-sale
and are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investment securities available for current operations are classified in the balance sheet as current assets while securities held for long-term investment purposes are classified as non- current assets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities is included in interest income.

Income Taxes - Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes", which was adopted effective April 1, 1992. The cumulative effect of the accounting change on prior years at April 1, 1992 was a benefit of $3,727,000, or $0.07 a share. Other than the cumulative effect, the accounting change had no material effect on fiscal year 1993.


Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U.S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction losses of $1,057,000, $2,260,000, and $3,747,000 for fiscal years 1995, 1994 and 1993, respectively.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. There are no unbilled revenues which will not be billed. Provisions are made currently for all known or anticipated losses. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress are approximately $50,831,000 and $56,873,000 relating to commercial and U.S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1995 and 1994, respectively.




                                                                              1995                1994
                                                                              ----                ----

                                                                                    (In thousands)

Included in Contracts in Progress are:

Costs incurred less costs of revenue recognized                             $ 32,070            $ 99,456

Revenues recognized less billings to customers                               246,946             138,266
- --------------------------------------------------------------------------------------------------------

Contracts in Progress                                                       $279,016            $237,722
========================================================================================================


Included in Advance Billings on Contracts are:

Billings to customers less revenues recognized                              $212,197            $190,501

Costs incurred less costs of revenue recognized                              (32,179)             (8,929)
- --------------------------------------------------------------------------------------------------------

Advance Billings on Contracts                                               $180,018            $181,572
========================================================================================================


McDermott International is usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems and Equipment contracts. McDermott International does not recognize such settlements or claims for additional compensation until final settlement is reached.

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                                              1995                1994
                                                                               ----               ----
                                                                                   (In thousands)
Retainages                                                                  $ 72,257            $ 75,322
========================================================================================================


Retainages expected to be collected after one year                          $ 41,355            $ 39,370
========================================================================================================


Of its long-term retainages at March 31, 1995, McDermott International anticipates collection as follows: $23,790,000 in fiscal year 1997, $15,768,000 in fiscal year 1998, $284,000 in fiscal year 1999 and $1,513,000 in fiscal year 2000.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined on an average cost basis except for certain materials inventories, for which the last-in first-out (LIFO) method is used. The cost of approximately 20% and 21% of total inventories was determined using the LIFO method at March 31, 1995 and 1994, respectively. Consolidated inventories at March 31, 1995 and 1994 are summarized below:

                                                       1995                       1994
                                                       ----                       ----

                                                               (In thousands)

Raw Materials and Supplies                         $  38,570                    $40,281
Work in Progress                                      15,341                     17,566
Finished Goods                                        10,133                      8,622
- ---------------------------------------------------------------------------------------

                                                   $  64,044                    $66,469
=======================================================================================


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

Research and Development

The cost of research and development which is not performed on specific contracts is charged to operations as incurred. Such expense was approximately $19,905,000, $21,036,000 and $19,459,000 in fiscal years 1995, 1994 and 1993, respectively. In addition, expenditures on research and development activities of approximately $44,240,000, $48,112,000 and $42,082,000 in fiscal years 1995,
1994 and 1993, respectively, were paid for by customers of McDermott International.

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

Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased Businesses

Excess of the cost over fair value of net assets of purchased businesses pertains to the acquisition of The Babcock & Wilcox Company, which is being amortized on a straight-line basis over forty years and the acquisitions of Offshore Pipelines, Inc., Delta Catalytic Corporation and Northern Ocean Services Limited (See Note 2) which are being amortized on a straight-line basis over ten years. Management periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

Capitalization of Interest Cost

In fiscal years 1995, 1994 and 1993, total interest cost incurred was $59,715,000, $65,296,000 and $92,111,000, respectively, of which $2,600,000,
$1,321,000 and $1,771,000, respectively, was capitalized.

Earnings Per Share

Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the year. For fiscal years 1995, 1994 and 1993, fully dilutive earnings per share, which includes the effects of stock options and appreciation rights, is considered to be the same as primary since the effect of these common stock equivalents would be antidilutive.

Cash Equivalents

Cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which are not held as part of the investment portfolio.

Derivative Financial Instruments

Derivatives, primarily forward exchange contracts, are utilized by McDermott International to minimize exposure and reduce risk from foreign exchange fluctuations in the regular course of business. Gains and losses related to qualifying hedges of firm commitments are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transactions occur.
Gains and losses on forward exchange contracts which hedge foreign currency assets or liabilities are recognized in income as incurred. Such amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

NOTE 2 - ACQUISITIONS

On January 31, 1995, McDermott International contributed substantially all of its marine construction services business to JRM and JRM acquired Offshore Pipelines, Inc. ("OPI"), a full-range provider of offshore marine construction and other related services on a worldwide basis to the oil and gas industry, pursuant to an Agreement and Plan of Merger dated as of June 2, 1994 as amended ( the "Merger Agreement"). Pursuant to the Merger Agreement, JRM issued 13,867,946 shares of Common Stock, 897,818 options to acquire shares of Common Stock and 458,632 shares of Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock (liquidation preference $11,465,800) valued at $347,599,000 in exchange for all of the outstanding common stock, stock options and preferred stock of OPI. As a result of the acquisition of OPI, McDermott International's ownership interest in the common stock of JRM was reduced to approximately 64%. The acquisition was accounted for by the purchase method and, accordingly, the purchase price ($369,868,000, including direct costs of acquisition and non-compete agreements) has been allocated to the underlying assets and liabilities based upon preliminary fair values at the date of acquisition. The excess of cost over fair value of net assets acquired is being amortized over 10 years. The operating results have been included in the Consolidated Statement of Income (Loss) from the acquisition date. The preliminary purchase price allocation is subject to change when additional information concerning asset and liability valuations is obtained. Therefore, the final allocation may differ from the preliminary allocation summarized as follows:


                                                                                (In thousands)
Cash and Cash Equivalents                                                         $  10,828
Other Net Working Capital                                                            18,875
Excess of Cost Over Fair Value of Net Assets
    of Purchased Businesses                                                         235,000
Net Property, Plant and Equipment                                                   173,134
Other Assets, Net                                                                    17,965
Long-Term  Debt                                                                    (107,085)
Minority Interest                                                                  (151,508)
Capital in Excess of Par                                                           (197,209)

At March 31, 1995, JRM's Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock was convertible into 1,005,772 shares of JRM common stock and JRM had options outstanding under its stock option plans to purchase 1,078,242 shares of JRM stock at an average price of $9.46 per share (834,712 shares exercisable at an average price of $5.62 per share). In addition, at March 31, 1995, JRM had outstanding 3,200,000 shares of its voting Series A $2.25 Cumulative Convertible Preferred Stock (liquidation preference $160,000,000), all of which is owned by McDermott International.

The following unaudited pro forma results of operations assume the acquisition of OPI had occurred as of the beginning of the periods presented.

                                                                       FISCAL YEAR ENDED

                                                              3/31/95                     3/31/94
                                                              -------                     -------
                                                                          (Unaudited)

                                                         (In thousands, except for per share amounts)

Revenues                                                    $ 3,360,450                 $ 3,397,804

Income  (Loss) before Cumulative
    Effect of Accounting Changes                            $   (18,186)                $    44,785

Net Loss                                                    $   (19,951)                $   (55,965)

Earnings (Loss) Per Common and Common
    Equivalent Share (Primary and Fully Diluted):
       Income (loss) before cumulative
          effect of accounting changes                      $     (0.39)
                                                                                        $      0.84
       Net Loss                                             $     (0.52)                $     (1.16)



The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of OPI been completed as of April 1, 1993, nor is it necessarily indicative of future operating results. The pro forma information does not reflect estimates of cost savings that may be realized.

On February 28, 1994, McDermott International acquired Northern Ocean Services Limited ("NOS") for $57,645,000. NOS owns and operates 2 major marine construction vessels and specialized construction equipment for providing subsea and trenching services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing. In addition, during June 1993, the Delaware Company acquired a controlling interest in Delta Catalytic Corporation ("DCC") of Calgary, Alberta, Canada for $28,249,000. The Delaware Company has reached an agreement to purchase the remaining portion of DCC in fiscal year 1996. DCC provides engineering, procurement, construction and maintenance services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing.

The acquisitions of NOS and DCC were accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the underlying assets and liabilities based on fair values as of the dates of acquisition. The excess of cost over fair value of net assets acquired is being amortized over a period of 10 years. The operating results have been included in the Consolidated Statement of Income (Loss) from the acquisition dates. A summary of the purchase price allocation for DCC and NOS follows:

                                                                                 (In thousands)

Net Working Capital                                                               $       (602)
Excess of Cost Over Fair Value of Net Assets
    of Purchased Businesses                                                             32,832
Net Property, Plant and Equipment                                                       68,003
Other Non-Current Liabilities, Net                                                     (14,339)
- ----------------------------------------------------------------------------------------------

    Total                                                                         $     85,894
==============================================================================================


The following unaudited pro forma results of operations assume the acquisitions of NOS and DCC had occurred as of the beginning of the periods presented.


                                                                        FISCAL YEAR ENDED

                                                               3/31/94                    3/31/93
                                                               -------                    -------
                                                                           (Unaudited)
                                                         (In thousands, except for per share amounts)

Revenues                                                    $ 3,164,468                 $ 3,709,911

Income before Extraordinary Items and
    Cumulative Effect of Accounting Changes                 $    94,704                 $    64,428

Net Loss                                                    $    (6,046)                $  (191,627)

Earnings (Loss) Per Common and Common
    Equivalent Share: (Primary and Fully Diluted)
       Income before extraordinary items and
          cumulative effect of accounting changes           $      1.66
                                                                                        $      1.24
       Net Loss                                             $     (0.23)                $     (3.68)



The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions of NOS and DCC been completed as of April 1, 1992 nor is it necessarily indicative of future operating results.

NOTE 3    -  INVESTMENTS IN JOINT VENTURES AND OTHER ENTITIES

Investments in joint ventures and other entities, which are accounted for on the equity method, were $163,029,000 and $128,006,000 at March 31, 1995 and 1994, respectively. Transactions with entities for which investments are accounted for by the equity method included sales to ($152,517,000, $89,123,000 and $91,448,000 in fiscal years 1995, 1994 and 1993, respectively, including approximately $54,657,000, $49,121,000 and $47,535,000, respectively, attributable to leasing activities) and purchases from ($12,582,000, $137,942,000, and $76,396,000 in fiscal years 1995, 1994 and 1993,
respectively) these entities.   Included in non- current Other Assets at March
31, 1995 and 1994 are $12,996,000 and $1,395,000, respectively of accounts and note receivable from unconsolidated investees. Included in Accounts payable at March 31, 1995 and 1994 are $7,168,000 and $18,180,000, respectively, of payables to unconsolidated investees.

In fiscal year 1995, JRM contributed various marine construction barges (including the DB100 semi-submersible derrick barge) with a cost of $102,602,000 and accumulated depreciation of $76,763,000 and sold the DB51 derrick barge to the HeereMac joint venture for $9,101,000. In fiscal year 1994, McDermott International recognized revenues of $131,000,000 on work subcontracted to HeereMac.

At March 31, 1995 and 1994, property, plant and equipment included $402,479,000 and $409,952,000, and accumulated depreciation included $230,674,000 and $221,503,000, respectively, of marine equipment that is leased to unconsolidated investees. Dividends received from unconsolidated investees were $76,481,000, $65,214,000 and $33,202,000 (including a return of capital of
$27,402,000) in fiscal years 1995, 1994 and 1993, respectively. Undistributed earnings in unconsolidated affiliates were $44,503,000 and $76,843,000, respectively, at March 31, 1995 and 1994.

On March 30, 1993, McDermott International sold its remaining interests in its B&W Fuel Company and B&W Nuclear Service Company for $10,150,000 and $32,440,000, respectively. Included in Other-net were gains on the sales of $23,968,000 in fiscal year 1993.

Summarized combined balance sheet and income statement information based on the most recent financial information for equity investments in joint ventures and other entities (25% to 50% owned) are presented below:


                                                                      1995            1994
                                                                      ----            ----
                                                                          (In thousands)

         Current Assets                                           $  602,761        $608,053
         Non-Current Assets                                          608,500         359,678
         -----------------------------------------------------------------------------------

             Total Assets                                         $1,211,261        $967,731
         ===================================================================================

         Current Liabilities                                      $  510,098        $461,306
         Non-Current Liabilities                                     361,623         244,640
         Owners' Equity                                              339,540         261,785
         -----------------------------------------------------------------------------------

             Total Liabilities and
               Owners' Equity                                     $1,211,261        $967,731
         ===================================================================================



                                                            1995            1994         1993
                                                            ----            ----         ----
                                                                      (In thousands)

         Revenues                                        $1,038,686     $1,160,363    $1,299,364
         Gross Profit                                    $  239,424     $  361,699    $  393,241

         Income before Provision for
           Income Taxes                                  $   87,717     $  232,366    $  203,592
         Provision for Income Taxes                           9,509         13,539         4,754
         ---------------------------------------------------------------------------------------

         Net  Income                                     $   78,208     $  218,827    $  198,838
         =======================================================================================


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

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1995 and 1994 were as follows:

                                                                             1995                1994
                                                                             ----                ----
                                                                                  (In thousands)
    Deferred tax assets:
       Accrued warranty expense                                           $ 12,796             $ 11,745
       Accrued vacation pay                                                  8,574                9,726
       Accrued liabilities for self-insurance
           (including postretirement health
           care benefits)                                                  170,326              186,146
       Accrued liabilities for executive and
           employee incentive compensation                                  17,773               14,621
       Accrued pension liability                                             6,788                7,260
       Accrued interest on proposed tax
           deficiencies                                                      4,071               11,874
       Long-term contracts                                                   3,837               35,461
       Investments in joint ventures and affiliated
           companies                                                        12,496                7,111
       Net operating loss carryforwards                                     17,323               19,773
       Foreign tax credits                                                  15,662                 -
       Environmental and products liabilities                              410,588              442,241
       Other                                                                29,991               29,759
       ------------------------------------------------------------------------------------------------
           Total deferred tax assets                                       710,225              775,717
       ------------------------------------------------------------------------------------------------
       Valuation allowance for deferred tax assets                         (34,943)             (26,576)
       ------------------------------------------------------------------------------------------------
           Net deferred tax assets                                         675,282              749,141
       ------------------------------------------------------------------------------------------------


    Deferred  tax liabilities:
       Property, plant and equipment                                        54,194               92,671
       Long-term contracts                                                  15,842               13,047
       Prepaid pension costs                                                96,680               94,274
       Investments in joint ventures and affiliated
           companies                                                        27,346               28,056
       Insurance recoverable                                               336,429              384,948
       Other                                                                 7,819                1,818
       ------------------------------------------------------------------------------------------------
           Total deferred tax liabilities                                  538,310              614,814
       ------------------------------------------------------------------------------------------------
           Net deferred tax assets                                        $136,972             $134,327
       ================================================================================================



Income (loss) before provision for (benefit from) income taxes, extraordinary items and cumulative effect of accounting changes was as follows:

                                                 1995                  1994            1993
                                                 ----                  ----            ----

                                                                (In thousands)

U. S.                                         $(124,271)            $(53,574)       $(40,505)
Other than U. S.                                115,104              168,528         147,927
- --------------------------------------------------------------------------------------------

                                              $  (9,167)            $114,954        $107,422
============================================================================================


The provision for (benefit from) income taxes consists of:

                                                 1995                  1994            1993
                                                 ----                  ----            ----

                                                                (In thousands)
Current:
   U. S. - Federal                            $  (35,891)            $(15,029)      $ (9,823)
   U.S. - State and local                         (4,405)               1,804            630
   Other than U. S.                               24,149               34,348         38,826
- --------------------------------------------------------------------------------------------

         Total current                           (16,147)              21,123         29,633
- --------------------------------------------------------------------------------------------

Deferred:
   U. S. - Federal                                  (826)              (1,798)         4,909
   U. S. - State and local                         2,778               (4,392)         1,115
   Other than U. S.                               (5,848)              10,065          4,442
- --------------------------------------------------------------------------------------------

         Total deferred                           (3,896)               3,875         10,466
- --------------------------------------------------------------------------------------------

Provision for (Benefit from)
    Income Taxes                              $  (20,043)           $  24,998       $ 40,099
============================================================================================

The current provision for other than U. S. income taxes in 1995, 1994 and 1993 includes a reduction of $1,323,000, $22,515,000 and $28,113,000, respectively, for the benefit of net operating loss carryforwards.

During fiscal year 1995, a settlement was reached with the Internal Revenue Service ("IRS") concerning the Delaware Company's U. S. income tax liability for the fiscal years ended March 31, 1983 through March 31, 1986 disposing of
all U.S. federal income tax issues for those years.   A settlement was also
reached for the fiscal years ended March 31, 1987 and March 31, 1988 disposing of all U.S. federal income tax issues for those years and is pending approval by the Joint Committee of Taxation. These settlements resulted in a reduction in accrued interest expense of $26,300,000. The IRS has issued notices for fiscal years March 31, 1989 and March 31, 1990 asserting deficiencies in the amount of taxes reported. The deficiencies are based on issues substantially similar to those of earlier years. The Delaware Company believes that any income taxes ultimately assessed will not exceed amounts already provided.

Pursuant to a stock purchase and sale agreement (the "Intercompany Agreement"), the Delaware Company has the right to sell to International and International has the right to buy from the Delaware Company, 100,000 units, each unit consisting of one share of International Common Stock and one share of International Series A Participating Preferred Stock, at a price based primarily upon the stockholders' equity of McDermott International at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised, and, to a limited extent, upon the price-to-book value of the Dow Jones Industrial Average. At April 1, 1995, the current unit value was $2,649 and the aggregate current unit value for the Delaware Company's 100,000 units was $264,880,000. The net proceeds to the Delaware Company from the exercise of any rights under the Intercompany Agreement would be subject to U. S. federal, state and other applicable taxes. No tax provisions have been established, since there is no present intention by either party to exercise such rights.


NOTE 5 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of:                                                      1995           1994
                                                                                 ----           ----

                                                                                    (In thousands)

Unsecured Debt:

    Series A Medium Term Notes (maturities ranging
      from 2 to 8 years; interest at various rates ranging
      from 7.92% to 9.00%)                                                     $ 75,000       $ 75,000

    Series B Medium Term Notes (maturities ranging
      from 3 to 28 years; interest at various rates ranging
      from 6.50% to 8.75%)
                                                                                101,000        101,000

    9.375% Notes due 2002 ($225,000,000 face value)                             224,482        224,428

    10.25% Notes due June 1, 1995                                               150,000        150,000

    12.875% Guaranteed Senior Notes due 2002
      ($70,000,000 face value)                                                   74,933           -


    Other notes payable through 2009 (interest at
      various rates ranging to 6.80%)                                            31,669         26,306

Secured Debt:

    10.375% Note payable due 1998                                                73,800         90,400

    Other notes payable through 2012 and
      capitalized lease obligations                                              25,167         24,964
- ------------------------------------------------------------------------------------------------------

                                                                                756,051        692,098
Less:  Amounts due within one year                                              176,950         25,032
- ------------------------------------------------------------------------------------------------------

                                                                               $579,101       $667,066
======================================================================================================

Notes payable and current maturities of long-term debt consist of:

                                                                   1995                        1994
                                                                   ----                        ----
                                                                             (In thousands)

Short-term lines of credit:
    Unsecured                                                    $  70,445                   $ 37,512
    Secured                                                         24,500                       -
Repurchase agreements                                              135,691                       -
Current maturities of long-term debt                               176,950                     25,032
- -----------------------------------------------------------------------------------------------------

Total                                                            $ 407,586                   $ 62,544
=====================================================================================================


Weighted average interest rate
    on short-term borrowings                                          7.19%                      4.70%
=====================================================================================================


The Indenture for the 9.375% Notes due 2002 and the Series A and B Medium Term Notes, contain certain covenants which restrict the amount of funded indebtedness that the Delaware Company may incur, and place limitations on certain restricted payments, certain transactions between affiliates, the creation of certain liens and the amendment of the Intercompany Agreement.

In connection with the OPI acquisition, a subsidiary of JRM assumed OPI's $70,000,000 12-7/8% Guaranteed Senior Notes ("12.875% Notes"). The 12.875%
Notes are subject to mandatory sinking fund requirements beginning on July 15, 2000 calculated to retire 50% of the original principal amount prior to maturity in 2002. The 12.875% Notes are redeemable, for cash, at the option of the issuer, at any time on or after July 15, 1997, in whole or in part, at a price of 106.4% of the principal amount, and thereafter at prices declining annually to 100% of the principal amount on or after July 15, 2000.

McDermott International's 10.375% Note payable due 1998 is secured by a letter of credit issued by a U. S. bank. The letter of credit was secured by $83,363,000 market value of McDermott International's long-term portfolio at March 31, 1995. The outstanding principal is repayable in semi-annual payments with the final installment due June 20, 1998. The letter of credit and collateral amounts decline as the loan principal is repaid.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1995 are as follows: 1996 - $176,950,000; 1997 - $25,913,000; 1998 -
$74,483,000; 1999 - $50,643,000;  2000 - $546,000.

The Delaware Company and JRM are restricted, as a result of covenants in certain credit agreements, in their ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1995, substantially all of the net assets of the Delaware Company and JRM were subject to such restrictions.

Pursuant to its right of redemption, on March 31, 1993, the Delaware Company deposited cash into trusts for the purpose of redeeming its 9.625% Sinking Fund Debentures, 10% Subordinated Debentures, and 10.20% Sinking Fund Debentures. These redemptions resulted in an extraordinary loss of $2,429,000 (net of income tax benefit of $1,252,000), in fiscal year 1993. Also on March 31, 1993, pursuant to its redemption option, McDermott International provided for the loss associated with the redemption and extinguishment of its 12.25% Senior Subordinated Notes due in 1998 resulting in an extraordinary loss of $7,392,000 (net of income tax benefit of $3,808,000). Additionally, during October 1992, the Delaware Company repurchased $10,600,000 aggregate principal amount of its 12.25% Senior Subordinated Notes due 1998 resulting in an extraordinary loss of $610,000 (net of income tax benefit of $314,000).

At March 31, 1995 and 1994, International and its subsidiaries, had available to them various uncommitted short-term lines of credit from banks totaling $373,867,000 and $246,412,000, respectively. Borrowings against these lines of credit at March 31, 1995 and 1994 were $63,025,000 and $37,512,000, respectively. In addition, the Babcock & Wilcox Company had available to it a $128,000,000 unsecured and committed revolving line of credit facility. Loans outstanding under the revolving credit facility may not exceed the banks' commitments thereunder. In addition, it is a condition to borrowing under the revolving credit facility that the borrower's consolidated net tangible assets exceed a certain level. There were no borrowings against this facility at March 31, 1995 and 1994. DCC had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,184,000 which expires on May 31, 1997. Borrowings outstanding against this facility at March 31, 1995 were $7,420,000. There were no borrowings outstanding against this facility at March 31, 1994. In addition, JRM had available two secured and committed revolving credit facilities totaling $53,500,000 of which $24,500,000 was outstanding at March 31, 1995. Loans outstanding under these facilities were repaid and the facility terminated on May 10, 1995.

McDermott International's obligations under short-term repurchase agreements at March 31, 1995 were secured by government obligations with a fair value of $134,673,000.

NOTE 6 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - McDermott International provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada, or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service. McDermott International's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law. At January 1, 1995 and 1994, approximately one- half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U. S. Government securities and investments of a short-term nature.

U. S. Pension Plans:

The net periodic pension benefit for fiscal years 1995, 1994 and 1993 included the following components:

                                                            1995                 1994                   1993
                                                            ----                 ----                   ----

                                                                            (In thousands)
Service cost - benefits earned
    during the period                                   $  22,917             $  21,035              $  20,443
Interest cost on projected
    benefit obligation                                     62,690                62,827                 57,259
Actual return on plan assets                               16,701              (166,978)               (59,897)
Net amortization and deferral                            (114,343)               81,509                (27,687)
- --------------------------------------------------------------------------------------------------------------

Net periodic pension benefit                            $ (12,035)            $  (1,607)             $  (9,882)
==============================================================================================================

Due to the sale of a domestic entity, loss from operations before cumulative effect of accounting change in fiscal year 1995, includes a net after-tax gain of $732,000 resulting from the recognition of a curtailment of a related plan.

The following table sets forth the U. S. plans' funded status and amounts recognized in the consolidated financial statements:

                                                Plans for Which                       Plans for Which
                                                 Assets Exceed                          Accumulated
                                                  Accumulated                             Benefits
                                                   Benefits                            Exceed Assets
                                         -----------------------------           -------------------------
                                           1995                 1994               1995             1994
                                           ----                 ----               ----             ----
                                                                      (In thousands)
Actuarial present value  of
    benefit obligations:
    Vested benefit
       obligation                        $534,093             $532,205           $134,801         $129,862
==========================================================================================================

    Accumulated benefit
       obligation                        $584,938             $596,595           $163,374         $160,974
==========================================================================================================

    Projected benefit
       obligation                        $654,066             $690,970           $165,799         $165,075

Plan assets at fair value                 912,329              964,646            117,606          119,493
- ----------------------------------------------------------------------------------------------------------
Projected benefit obliga-
    tion (in excess of) or
    less than plan assets                 258,263              273,676            (48,193)         (45,582)

Unrecognized net (gain) loss               40,295               (1,464)            (5,497)          (3,989)

Unrecognized prior service cost           (25,796)             (14,462)            19,695           18,356

Unrecognized transition asset             (38,669)             (45,157)            (1,892)          (2,091)

Adjustment required to
    recognize minimum
    liability                                -                    -               (10,322)          (8,414)
- ----------------------------------------------------------------------------------------------------------

Prepaid pension cost
    (pension liability)                  $234,093             $212,593           $(46,209)        $(41,720)
==========================================================================================================

The assumptions used in determining the funded status of the U. S. plans were:

                                                  1995                    1994                  1993
                                                  ----                    ----                  ----
Actuarial assumptions:
    Discount rate                                8.25%                    7.5%                  8.5%
- ---------------------------------------------------------------------------------------------------
    Rate of increase in future
       compensation levels                        5.0%                    4.5%                  5.0%
- ---------------------------------------------------------------------------------------------------
    Expected long-term rate of
       return on assets                           8.5%                    8.5%                  8.5%
- ---------------------------------------------------------------------------------------------------

The changes in the discount rate and the rate of increase in future compensation levels for the U. S. plans decreased the projected benefit obligation at March 31, 1995. This net decrease includes a decrease of $76,961,000 due to the change in discount rate and an increase of $12,458,000 due to the change in the rate of increase in future compensation levels.

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," McDermott International recorded, during 1995 and 1994, an additional minimum liability for certain of its U. S. plans of $10,322,000 and $8,414,000, respectively. These liabilities resulted in recognition of intangible assets of $9,910,000 and $7,457,000 and reductions in stockholders' equity of $391,000 and $931,000, respectively, in fiscal years 1995 and 1994.

The two principal U. S. ERISA pension plans provide that, subject to certain limitations, any excess assets in such plans would be used to increase pension benefits if certain events occurred within a 60 month period following a change in control of International.


Non-U. S. Pension Plans:

The net periodic pension benefit for fiscal years 1995, 1994 and 1993 included the following components:

                                                            1995                   1994                  1993
                                                            ----                   ----                  ----

                                                                              (In thousands)
Service cost - benefits earned
    during the period                                    $  4,832                $  3,816             $  6,442
Interest cost on projected
    benefit obligation                                     11,103                  10,027               10,710
Actual return on plan assets                               (5,702)                (32,477)             (28,480)
Net amortization and deferral                             (16,174)                 12,297               10,090
- --------------------------------------------------------------------------------------------------------------

Net periodic pension benefit                             $ (5,941)               $ (6,337)            $ (1,238)
==============================================================================================================


Due to a reduction in workforce at one foreign subsidiary, income before cumulative effect of accounting change in fiscal year 1994 includes a net after-tax loss of $1,456,000 resulting from the recognition of a curtailment of a related plan.

The following table sets forth the non-U. S. plans' funded status (assets exceed accumulated benefits) and amounts recognized in the consolidated financial statements:


                                                                   1995                            1994
                                                                   ----                            ----

                                                                              (In thousands)
Actuarial present value of
    benefit obligations:
    Vested benefit obligation                                    $117,738                        $117,612
=========================================================================================================

    Accumulated benefit obligation                               $119,973                        $126,387
=========================================================================================================

    Projected benefit obligation                                 $136,155                        $146,850

Plan assets at fair value                                         205,840                         203,797
- ---------------------------------------------------------------------------------------------------------

Plan assets in excess of projected
    benefit obligation                                             69,685                          56,947

Unrecognized net (gain) loss                                       (4,633)                          1,765

Unrecognized prior service cost                                     4,375                           4,138

Unrecognized transition asset                                     (26,449)                        (28,891)
- ---------------------------------------------------------------------------------------------------------

Net prepaid pension cost                                         $ 42,978                        $ 33,959
=========================================================================================================

The assumptions used in determining the funded status of the non-U. S. plans were:

                                                    1995                    1994                     1993
                                                    ----                    ----                     ----
Actuarial assumptions:
    Discount rate                                8.0-8.25%                7.5-8.0%                 8.5-9.5%
- ----------------------------------------------------------------------------------------------------------
    Rate of increase in future
       compensation levels                            5.0%                4.5-6.0%                 5.0-7.5%
- ----------------------------------------------------------------------------------------------------------
    Expected long-term rate of
       return on plan assets                      8.5-9.0%                8.0-9.0%                 8.5-9.0%
- ----------------------------------------------------------------------------------------------------------

The changes in the discount rate and the rate of increase in future compensation levels for the non-U. S. plans decreased the projected benefit obligation at March 31, 1995. This net decrease includes a decrease of $9,825,000 due to the change in discount rate and a decrease of $3,094,000 due to the change in the rate of increase in future compensation levels.

Multiemployer Plans - One of McDermott International's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $9,838,000, $8,367,000 and $4,687,000 in fiscal years 1995, 1994 and 1993, respectively.

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

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                                               1995          1994
                                                                               ----          ----
                                                                                 (In thousands)
Accumulated Postretirement Benefit Obligation:
    Retirees                                                                 $318,276      $359,624
    Fully eligible active participants                                         16,226        20,038
    Other active plan participants                                             65,199        72,039
- ---------------------------------------------------------------------------------------------------
                                                                              399,701       451,701

Unrecognized net gain (loss)                                                   22,142       (43,294)
- ---------------------------------------------------------------------------------------------------

Accrued postretirement benefit cost                                          $421,843      $408,407
===================================================================================================

Weighted-average discount rate                                                   8.25%          7.5%
===================================================================================================

The accumulated postretirement benefit obligation in the above table includes $358,543,000 and $408,675,000 for McDermott International's health care plans and $41,158,000 and $43,026,000 for McDermott International's life insurance plans at March 31, 1995 and 1994, respectively. The changes in the accumulated postretirement benefit obligation and the unrecognized net gain (loss) at March 31, 1995 were primarily attributable to the increase in the discount rate.

Net periodic postretirement benefit cost for fiscal years 1995, 1994 and 1993 included the following components:

                                                           1995        1994        1993
                                                           ----        ----        ----
                                                                   (In thousands)
Service cost                                             $ 4,686     $ 3,570     $ 3,292
Interest cost                                             32,494      32,507      32,000
Net amortization and deferral                              3,004          19         -
- ----------------------------------------------------------------------------------------

Net periodic postretirement benefit cost                 $40,184     $36,096     $35,292
========================================================================================


For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 11-1/2% was assumed for 1995, 12-1/2% for 1994 and 13-1/2% in 1993. For 1996, a rate of 10-3/4% is assumed. In all years, the rate was assumed to decrease gradually to 5% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1995 by $20,896,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal year 1995 by $2,638,000.


NOTE 7 - SALE OF ACCOUNTS RECEIVABLE

The Babcock & Wilcox Company has an agreement with a U.S. bank, whereby it can sell, up to a maximum limit of $225,000,000, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable.
Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. At March 31, 1995, approximately $175,000,000 of receivables had been sold for cash under this agreement. At March 31, 1994, approximately $170,000,000 had been sold. Receivables sold under this agreement are presented as a reduction of accounts receivable on the accompanying balance sheets. Included in Other-net income were expenses recorded on the sale of receivables which represent bank fees and discounts of $9,709,000, $8,699,000 and $7,851,000 for fiscal years 1995, 1994 and 1993, respectively. Discounts are based on the bank's cost of issuing commercial paper and bank fees are a fixed amount based on the maximum limit which may be sold.

NOTE 8 - SUBSIDIARY'S REDEEMABLE PREFERRED STOCKS

At March 31, 1995 and 1994, 13,000,000 shares of Delaware Company Preferred Stock, with a par value of $1 per share, were authorized. Of the authorized shares, 2,818,780 shares of Series A Preferred Stock, and 2,917,236 and 3,474,652 shares of Series B Preferred Stock were outstanding (in each case, exclusive of shares owned by the Delaware Company) at March 31, 1995 and 1994, respectively. The outstanding shares are entitled to $31.25 per share in liquidation. Preferred dividends of $14,142,000, $15,719,000 and $15,885,000 are classified as minority interest in Other Income (Expense) in fiscal years 1995, 1994 and 1993, respectively. Both series of Preferred Stock are entitled to general voting rights of one-half vote for each share. The Board of Directors of the Delaware Company may authorize additional series of Preferred Stock, and may set terms of each new series except that the Delaware Company cannot create any series of stock senior to the existing Series A and Series B Preferred Stock without the consent of the holders of at least 50% of the shares of such Preferred Stock.

Each share of the outstanding Series A Preferred Stock is convertible into one share of International's Common Stock plus $0.10 cash. Series A and Series B Preferred Stock are redeemable at the option of the Delaware Company at $31.25 per share plus accrued dividends. On March 31, 1996 and each subsequent year through March 31, 2008, the Delaware Company is obligated to redeem, at a redemption price of $31.25 plus accrued dividends, 313,878 shares of Series A Preferred Stock. On March 31 of fiscal years 1996 through 2006, and March 31 of fiscal years 2007 and 2008, the Delaware Company is obligated to redeem 252,702 and 189,526 shares, respectively, of Series B Preferred Stock. For the five fiscal years subsequent to March 31, 1995, the obligation to redeem the Series A and B Preferred Stock is $17,706,000 for each of the fiscal years 1996 through 2000. The Delaware Company may apply to the mandatory sinking fund obligations any Series A or B Preferred Stock reacquired, redeemed or surrendered for conversion which have not been previously credited against the mandatory sinking fund obligations. The Delaware Company applied 313,878 shares of Series A Preferred Stock and 315,877 shares of Series B Preferred Stock that it owned to satisfy the March 31, 1995 mandatory sinking fund obligations. During fiscal years 1995 and 1994, 557,416 and 114,800 shares, respectively, of Series B Preferred Stock were purchased on the open market.
At March 31, 1995, 49,637 shares of Series A Preferred Stock have been converted to date and the Delaware Company owned 1,261,627 and 241,539 shares of Series A and Series B Preferred Stock, respectively.


NOTE 9 - CAPITAL STOCK

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

At March 31, 1995 and 1994, 86,389,216 and 85,521,703 shares of Common Stock, respectively, were reserved for issuance in connection with the conversion and redemption of the Delaware Company's Series A Preferred Stock, the conversion of International's Series C Preferred Stock, the exercise of International Rights, the 1992 Officer Stock Program (and its predecessor programs), the 1992 Director Stock Program, the 1992 Senior Management Stock Program and contributions to the Thrift Plan.

International Preferred Stock - At March 31, 1995 and 1994, 25,000,000 shares of Preferred Stock were authorized. Of the authorized shares, 100,000 shares of Series A Participating Preferred Stock (the "Participating Preferred Stock") and 70,000 and 80,000 shares of Series B Non-Voting Preferred Stock (the "Non-Voting Preferred Stock") were issued and owned by the Delaware Company at March 31, 1995 and 1994, respectively. The Non-Voting Preferred Stock is currently callable by International at $275 per share and 10,000 shares are to be redeemed each year by International at $250 per share. The annual per share dividend rates for the Participating Preferred Stock and the Non-Voting Preferred Stock are $10 (but no more than ten times the amount of the per share dividend on International Common Stock) and $20, respectively, payable quarterly, and dividends on such shares are cumulative to the extent not paid. In addition, shares of Participating Preferred Stock are entitled to receive additional dividends whenever dividends in excess of $3.00 per share on International Common Stock are declared (or deemed to have been declared) in any fiscal year. In 1987, the voting rights of the Participating Preferred Stock were eliminated.

Of the authorized shares, International issued 2,875,000 shares of Series C Cumulative Convertible Preferred Stock in July 1993. Net cash proceeds to International were $140,066,000. The Series C shares have a par value of $1.00 per share, and a liquidation preference of $50.00 per share, plus an amount equal to accrued and unpaid dividends. Dividends on Series C shares are cumulative at the annual rate of 5.75% per share on the liquidation preference, equal to $2.875 per annum. International may not redeem Series C shares prior to July 1, 1997. On or after July 1, 1997, the Series C shares are redeemable, in whole or in part, at the option of International, either in cash, shares of International Common Stock, or a combination thereof. Holders of Series C shares may convert them, in whole or in part, at any time, into International Common Stock at a conversion price of $35.25 per share of Common Stock (equivalent to a conversion rate of 1.4184 shares of Common Stock for each share of Series C Preferred Stock), subject to adjustment.

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

International Rights - On December 30, 1985, each holder of Common Stock received a dividend distribution of one Right for each outstanding share of Common Stock. The Rights currently trade with the Common Stock and at March 31, 1995 and 1994, International had outstanding Rights to purchase 54,059,597 and 53,544,467 shares (including Rights to purchase 100,000 shares held by the Delaware Company at March 31,

1995 and 1994), respectively, of its Common Stock at a price of $50 per share subject to anti-dilution adjustments. The Rights will become exercisable and will detach from the Common Stock 10 days after a person or a group either becomes the beneficial owner of 20 percent or more of the outstanding Common Stock, or commences or announces an intention to commence a tender or exchange offer for 30 percent or more of the outstanding Common Stock. If thereafter the acquiring person or group engages in certain self-dealing transactions, holders of Rights may purchase at the exercise price that number of shares of Common Stock having a market value equal to twice the exercise price. In the event International merges with or transfers 50 percent or more of its assets or earnings to any person after the Rights become exercisable, holders of Rights may purchase at the exercise price that number of shares of Common Stock of the acquiring entity having a market value equal to twice the exercise price. The Rights are redeemable by International and expire on December 30, 1995.

International's Stock Plans - The following table summarizes activity for International's stock option plans:

                                                       1995               1994               1993
                                                       ----               ----               ----
Options outstanding, April 1,                        3,333,613          3,506,710          3,281,965
- ----------------------------------------------------------------------------------------------------

Granted                                                813,730            654,040            648,880

Exercised                                             (147,217)          (783,285)          (367,309)

Cancelled/forfeited                                    (65,930)           (43,852)           (56,826)
- ----------------------------------------------------------------------------------------------------

Options outstanding, March 31,                       3,934,196          3,333,613          3,506,710
====================================================================================================

Options exercisable at March 31,                     2,653,541          2,106,362          2,459,823
====================================================================================================

Average price:
    Outstanding options                             $  23.2349         $  22.6017         $  21.5676
    Exercisable options                             $  22.2608         $  22.1261         $  20.8391
====================================================================================================

Shares available at March 31,
    that may be granted for options                  1,375,018          1,405,415          1,893,044
====================================================================================================

Charges to income                                   $4,155,000         $3,576,000         $2,383,000
====================================================================================================


A total of 749,191 shares of Common Stock (including 230,811 of approved shares that were not awarded, and rights to shares that have not terminated or expired, under predecessor plans) are available for grants of options under the 1992 Officer Stock Program. Options become exercisable at such time or times as determined at the date of the grant, and expire ten years after the date of grant. Pursuant to the program, eligible employees may be granted rights to purchase shares of Common Stock at par value

($1.00 per share) subject to restrictions on transfer which lapse at such times and circumstances as specified when granted. Substantially all of the shares of Common Stock available for award under the 1992 Officer Stock Program may be granted as rights under the program. A total of 847,525 rights have been granted to purchase shares at par value ($1.00 per share) under the 1992 Officer Stock Program (and its predecessor plans) and the 1992 Director Stock Program (described below) at March 31, 1995.


A total of 18,575 shares of Common Stock are available for grants of options, and rights to purchase shares, to non-employee directors under the 1992 Director Stock Program. Options to purchase 900, 300 and 300 shares will be granted on the first, second, and third years, respectively, of a Director's term at not less than 100% of the fair market value on the date of grant. Options become exercisable, in full, six months after the date of the grant, and expire ten years and one day after the date of grant. Rights to purchase 450, 150 and 150 shares are granted on the first, second and third years, respectively, of a Director's term at par value ($1.00 per share) subject to restrictions on transfer, which lapse at the end of such term.

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


Thrift Plan - On November 12, 1991, a maximum of 5,000,000 of the authorized and unissued shares of International's Common Stock was reserved for possible issuance to be used as the employer match for employee contributions to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies. Such employer contributions equal 50% of the first 6% of compensation, as defined in the Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During fiscal years 1995, 1994 and 1993, 312,883, 300,391 and 347,054 shares,
respectively, were issued as employer contributions pursuant to the Plan.   At
March 31, 1995, 3,923,885 shares remained available for issuance.

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Litigation - International and certain of its officers, directors and subsidiaries are defendants in numerous legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon the consolidated financial position of McDermott International.

Products Liability - At March 31, 1995 and 1994, the estimated liability for pending and future non-employee products liability asbestos claims was $995,948,000 (of which less than $165,000,000 had been asserted) and $1,122,099,000 and estimated insurance recoveries were $861,407,000 and $987,046,000, respectively. During fiscal year 1995, McDermott International received notice that provisional liquidators had been appointed to a London-based products liability asbestos insurer and, as a result, a loss of $14,478,000 related to the reduction of estimated insurance recoveries was recognized. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing
coverage of the estimated liabilities.   Inherent in the estimate of such
liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Environmental Matters - During the March 1995 quarter, a decision was made to close certain of its nuclear manufacturing facilities, and a provision of $41,724,000 for the decontamination, decommissioning and the closing of these facilities was recognized immediately. Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination will proceed as permitted by the existing NRC license, while funding support will be sought and a decommissioning plan will be submitted for review and approval as required by the NRC. B&W expects to have reached agreement with the NRC in fiscal 1997 on the plan that will provide for the completion of facilities dismantlement and soil restoration by the end of fiscal year 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

At March 31, 1995 and 1994, McDermott International had total environmental reserves of $51,721,000 (including the provision discussed above) and $13,513,000 respectively, of which $8,770,000 and $661,000 were included in current liabilities.

McDermott International has been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response,
Compensation and Liability Act, as amended.   McDermott International has not
been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on its relative contribution of wastes to each site. Based on its relative contribution of waste to each site, McDermott International's share of the ultimate liability for the various sites is not expected to have a material effect on its consolidated financial position.

The Department of Environmental Resources of the Commonwealth of Pennsylvania, ("PADER"), by letter dated March 19, 1994, advised B&W that it will seek monetary sanctions, and remedial and monitoring relief, related to B&W's Parks Facilities in Parks Township, Armstrong County, Pennsylvania. The relief sought relates to potential groundwater contamination related to the previous operations of the facilities. B&W is currently negotiating with PADER and expects to reach a settlement without having to resort to litigation. Any sanctions ultimately assessed are not expected to have a material effect on the consolidated financial statements of McDermott International.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1995 are as follows: 1996 -$16,510,000; 1997 - $12,233,000; 1998 -
$10,122,000; 1999 - $9,629,000; 2000 - $9,156,000; and thereafter -
$44,347,000. Total rental expense for fiscal years 1995, 1994 and 1993 was $109,655,000, $120,515,000, and $131,014,000, respectively. These expense figures include contingent rentals and are net of sublease income, both of which are not material.

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

Commitments for capital expenditures amounted to approximately $40,301,000 at March 31, 1995, all of which relates to fiscal year 1996.

McDermott International is contingently liable under standby letters of credit totaling $374,414,000 (including $47,864,000 issued on behalf of unconsolidated foreign joint ventures) at March 31, 1995, issued in the normal course of business. McDermott International has guaranteed $29,705,000 of loans to and $26,559,000 of standby letters of credit issued by unconsolidated foreign joint ventures at March 31, 1995. At March 31, 1995, McDermott International had pledged approximately $62,778,000 fair value of government obligations and corporate bonds to secure payments under and in connection with certain reinsurance agreements.

Related Party - In connection with the acquisition of OPI, two directors and two officers of JRM have entered into noncompetition agreements. As consideration, the directors and officers received a total of $10,117,000 (including 50,000 shares of JRM's common stock valued at $1,117,000) during fiscal year 1995. In addition, one director will receive additional payments of $1,500,000 per year over the next five years.

A subsidiary of JRM has entered into an office sublease with an affiliate of two of JRM's directors. Under the sublease, which expires no later than March 1997, the affiliate is required to make monthly rental payments of approximately $18,000 to the subsidiary.

Under another agreement, the affiliate will manage and operate the subsidiary's offshore producing oil an gas property for a monthly fee of $48,000 and reimbursement of certain costs. In addition, a subsidiary of JRM sold an offshore jacket and deck to the affiliate for $1,100,000 during fiscal year 1995 and has a contract to refurbish and install the jacket and deck for approximately $1,300,000.

A subsidiary of JRM entered into agreements with an affiliate of another director of JRM pursuant to which, the subsidiary acquired interests in certain offshore oil and gas property. During fiscal year 1995, the subsidiary paid $3,000,000 to the affiliate under the agreements in connection with the acquisition of its interests and the development of such property. In addition, a subsidiary of JRM owns 140,000 shares of this affiliate and 20,000 units in a limited partnership which is also an affiliate of this director.

JRM maintains employment agreements with certain officers and employees which contain change in control provisions that would entitle each to receive two times his three-year average annual salary plus continuation of certain benefits if there is a change in control of JRM (as defined) and a termination of his employment within two years after a change in control. These agreements also provide medical and health insurance benefits for a two year period following the termination of employment.


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

McDermott International believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1995 and 1994, the allowance for possible losses deducted from Accounts receivable-trade on the balance sheet was $8,526,000 and $7,289,000, respectively.

NOTE 12 - INVESTMENTS

The following is a summary of available-for-sale securities at March 31, 1995:


                                                                Gross            Gross           Estimated
                                                              Unrealized       Unrealized          Fair
                                               Cost             Gains            Losses            Value
                                               ----             -----            ------            -----

                                                                       (In thousands)
U. S. Treasury securities
    and obligations of U. S.
    government agencies                     $388,150          $1,085           $6,212            $383,023
Corporate notes and bonds                    280,474             432            3,305             277,601
Other debt securities                         64,222              21              297              63,946
- -------------------------------------------------------------------------------------------------------------

    Total debt securities                    732,846           1,538            9,814             724,570
- -------------------------------------------------------------------------------------------------------------

Equity securities                              2,009            -                 577               1,432
- -------------------------------------------------------------------------------------------------------------

    Total                                   $734,855          $1,538          $10,391            $726,002
=============================================================================================================


The amortized cost and estimated fair value amounts above include $10,909,000 in other debt securities which are reported as cash equivalents in the balance sheet.

Proceeds, gross realized gains and losses on sales of available-for-sale securities were approximately $251,565,000, $88,000 and $2,666,000, respectively, for fiscal year 1995. The amortized cost and estimated fair value of available-for-sale debt and equity securities at March 31, 1995, by contractual maturity, are shown below:

                                                                                                  Estimated
                                                                                                     Fair
                                                                  Cost                               Value
                                                                  ----                               -----

                                                                             (In thousands)
Due in one year or less                                       $196,036                             $194,797
Due after one through three years                              470,122                              464,116
Due after three years                                           66,688                               65,657
- -----------------------------------------------------------------------------------------------------------

                                                               732,846                              724,570
Equity securities                                                2,009                                1,432
- -----------------------------------------------------------------------------------------------------------

    Total                                                     $734,855                             $726,002
===========================================================================================================

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS

McDermott International operates internationally giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. McDermott International does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1995, McDermott International had forward exchange contracts to purchase $251,562,000 in foreign currencies (primarily Canadian Dollars, Japanese Yen, and Pound Sterling), and to sell $199,735,000 in foreign currencies (primarily Canadian Dollars, Dutch Guilders, Japanese Yen, Malaysian Ringgit, and Pound Sterling), at varying maturities from fiscal year 1996 through 2000. At March 31, 1994, McDermott International had forward exchange contracts to purchase $328,881,000 in foreign currencies (primarily Canadian Dollars and Dutch Guilders), and to sell $281,787,000 in foreign currencies (primarily Canadian Dollars, Japanese Yen, Dutch Guilders, British Pounds, and Saudi Riyals), at varying maturities from fiscal year 1995 through 1998.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either contracts in progress or advance billings on contracts or as a component of either other current assets or accrued liabilities. They are recognized in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1995, McDermott International had deferred gains of $2,231,000 and deferred losses of $10,865,000 related to forward exchange contracts which will principally be recognized in accordance with the percentage of completion method of accounting.

In management of its net interest costs (expense on debt and income on investments), McDermott International entered into interest rate swap agreements with certain banks which effectively change the fixed interest rates on certain long-term notes payable. Net amounts to be paid or received as a result of these agreements are accrued as adjustments to interest expense over the terms of these contracts. Gains realized as a result of terminating agreements in fiscal year 1993 were deferred and were recognized as reductions of interest expense over the original terms of the agreements. Interest rate swaps resulted in an increase in interest expense of $1,202,000 in fiscal year 1995 and a reduction of interest expense of $5,782,000 and $6,961,000 in fiscal years 1994 and 1993, respectively. At March 31, 1995 and 1994 McDermott International had an interest rate swap outstanding on the current notional principal of $73,800,000 and $90,400,000, respectively, of its 10.375% note payable due 1998.

McDermott International is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in such contracts.

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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


Long and short-term debt: The fair values of debt instruments are based on quoted market prices or where quoted prices are not available, on the present value of cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

Redeemable preferred stocks: The fair values of the redeemable preferred stocks of the Delaware Company are based on quoted market prices.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1995 and 1994, McDermott International had net forward exchange contracts outstanding to purchase foreign currencies with a notional value of $51,827,000 and $47,094,000 and a fair value of $41,237,000 and $35,288,000, respectively.

Interest rate swap agreements: The fair values of interest rate swaps are the amounts at which they could be settled and are estimated by obtaining quotes from brokers. At March 31, 1995 and 1994, McDermott International had an interest rate swap outstanding on current notional principal of $73,800,000 with a fair value of ($2,541,000) and $90,400,000 with a fair value of ($1,853,000), respectively, which represents the estimated amount, McDermott International would have to pay to terminate the agreement.

The estimated fair values of McDermott International's financial instruments are as follows:

                                              March 31, 1995                           March 31, 1994
                                              --------------                           --------------
                                        Carrying           Fair                Carrying              Fair
                                         Amount            Value                Amount              Value
                                         ------            -----                ------              -----
                                                                   (In thousands)
Balance Sheet Instruments

Cash and cash equivalents               $ 85,909         $ 85,909               $133,809          $133,809
Investment securities                    715,093          715,093                716,121           712,026
Debt excluding capital leases            966,397          988,343                726,090           772,661
Subsidiary's redeemable
  preferred stocks                       179,251          174,108                196,672           193,064


NOTE 15 - SEGMENT REPORTING

McDermott International operates in two industry segments - Power Generation Systems and Equipment and Marine Construction Services.

Power Generation Systems and Equipments' principal businesses are the supply of fossil-fuel and nuclear steam generating systems and equipment to the electric power generation industry, and nuclear reactor components to the U. S. Navy.

Marine Construction Services supplies worldwide services for the offshore oil, natural gas and hydrocarbon processing industries, and to other marine construction companies, primarily through JRM. Principal activities include the design, engineering, fabrication and installation of marine pipelines and offshore structures and subsea production systems for development drilling and production, and onshore construction and maintenance services.

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

In the fiscal years 1995, 1994 and 1993, the U. S. Government accounted for approximately 12%, 13% and 13%, respectively, of McDermott International's total revenues. These revenues are principally included in the Power Generation Systems and Equipment segment.

At March 31, 1995, 1994 and 1993 receivables of $6,230,000, $1,142,000, and
$10,524,000, respectively, were due from minority shareholders, primarily ETPM S.A., participating in McDermott International's majority-owned joint ventures. Sales to ETPM S.A. were $1,801,000, $3,358,000 and $31,234,000, respectively, for the fiscal years ended March 31, 1995, 1994 and 1993. In fiscal years 1995, 1994 and 1993 equipment charters and overhead expenses of $4,938,000, $6,330,000 and $6,046,000, respectively, were charged by ETPM S.A. to the McDermott-ETPM joint venture.

The provisions for the closing of certain facilities in fiscal year 1995 resulted in a decrease in the Power Generation Systems and Equipment segment operating income of $46,489,000. The adoption of EITF Issue No. 93-5 in fiscal year 1994 resulted in an increase in the Power Generation Systems and Equipment segment operating income of $19,947,000. The adoption of SFAS No. 106 in fiscal year 1993 resulted in a net decrease in segment operating income of $6,784,000. This included a decrease of $3,760,000 in the Power Generation Systems and Equipment segment and a decrease of $3,024,000 in the Marine Construction Services segment.

Segment Information for the Three Fiscal Years Ended March 31, 1995.

1. Information about McDermott International's Operations in Different Industry Segments.

REVENUES (1)                                                  1995               1994                 1993
- ---------                                                     ----               ----                 ----
Power Generation Systems and Equipment                      $1,663,235         $1,614,206          $1,523,476
Marine Construction Services(2)                              1,390,919          1,452,497           1,649,653
Intersegment Transfer Eliminations                             (10,474)            (6,791)               (574)
- -------------------------------------------------------------------------------------------------------------

      Total Revenues                                        $3,043,680         $3,059,912          $3,172,555
=============================================================================================================

OPERATING INCOME
- -----------------

Segment Operating Income:
  Power Generation Systems and Equipment                    $   20,810         $   49,941          $   56,467
  Marine Construction Services(2)                               44,619             44,394              67,652
- -------------------------------------------------------------------------------------------------------------

  Total Segment Operating Income                                65,429             94,335             124,119
- -------------------------------------------------------------------------------------------------------------

Equity in Income of Investees:
  Power Generation Systems and Equipment                         8,364             12,032               8,691
  Marine Construction Services                                  25,488            107,828              85,367
- -------------------------------------------------------------------------------------------------------------

  Total Equity in Income of Investees                           33,852            119,860              94,058
- -------------------------------------------------------------------------------------------------------------

  General Corporate Expenses                                   (58,615)           (54,401)            (52,800)
- -------------------------------------------------------------------------------------------------------------

           Total Operating Income                           $   40,666         $  159,794          $  165,377
=============================================================================================================

(1) Segment revenues include intersegment transfers as follows:



      Power Generation Systems
          and Equipment                                     $    9,669         $    6,365          $      414
      Marine Construction Services                                 805                426                 160
      -------------------------------------------------------------------------------------------------------
      Total                                                 $   10,474         $    6,791          $      574
      =======================================================================================================

(2) See Note 2 regarding the acquisition of OPI during fiscal year 1995 and the acquisitions of NOS and DCC during fiscal year 1994.

                                                              1995               1994               1993
                                                              ----               ----               ----

                                                                            (In thousands)
CAPITAL EXPENDITURES
- --------------------

Power Generation Systems and Equipment                      $   45,306         $   47,898          $   45,102
Marine Construction Services(1)                                224,251            123,055              36,038
Corporate                                                        1,467                851               2,757
- -------------------------------------------------------------------------------------------------------------

    Total Capital Expenditures                              $  271,024         $  171,804          $   83,897
=============================================================================================================


DEPRECIATION AND AMORTIZATION
- -----------------------------

Power Generation Systems and Equipment                      $   34,828         $   36,567          $   36,798
Marine Construction Services                                    76,563             59,454              82,336
Corporate                                                        4,167              3,372               2,374
- -------------------------------------------------------------------------------------------------------------

    Total Depreciation and Amortization                     $  115,558         $   99,393          $  121,508
=============================================================================================================


IDENTIFIABLE ASSETS
- -------------------

Power Generation Systems and Equipment                      $2,099,223         $2,188,202          $1,146,702
Marine Construction Services                                 1,716,912          1,107,956           1,053,473
Corporate                                                      935,535            927,411             892,788
- -------------------------------------------------------------------------------------------------------------

    Total Identifiable Assets                               $4,751,670         $4,223,569          $3,092,963
=============================================================================================================


(1) Includes property, plant and equipment of $173,134,000 and $79,233,000 of acquired companies in fiscal years 1995 and 1994, respectively, and the purchase of a fabrication yard financed by a note payable of $16,250,000 in fiscal year 1994.

2 . Information about McDermott International's Operations in Different Geographic Areas.

                                                                1995               1994             1993
                                                                ----               ----             ----

                                                                              (In thousands)
Revenues(1)                   -   United States(2)          $1,500,037         $1,614,533         $1,657,084
                              -   Canada                       739,663            583,169            227,066
                              -   Europe and
                                    West Africa                348,486            153,709            532,989
                              -   Far East                     326,523            545,545            473,424
                              -   Middle East                  128,860            162,956            281,976
                              -   Other Foreign                    111               -                    16
- ------------------------------------------------------------------------------------------------------------

                                  Total                     $3,043,680         $3,059,912         $3,172,555
============================================================================================================

Segment Operating
  Income (Loss) by
  Geographic Area             -   United States             $  (38,737)        $   12,947         $   53,256
                              -   Canada                        28,465             35,497              9,395
                              -   Europe and
                                    West Africa                 29,744              6,809             21,273
                              -   Far East                      39,114             37,960             29,996
                              -   Middle East                   10,958              4,036             11,689
                              -   Other Foreign                 (4,115)            (2,914)            (1,490)
- ------------------------------------------------------------------------------------------------------------

                                  Total                     $   65,429         $   94,335         $  124,119
============================================================================================================

Identifiable
  Assets                      -   United States             $2,267,800         $2,288,950         $1,286,433
                              -   Canada                       348,200            265,342            144,785
                              -   Europe and
                                    West Africa                736,442            455,511            408,149
                              -   Far East                     208,655            156,088            237,081
                              -   Middle East                  209,221            108,596            117,389
                              -   Other Foreign                 45,817             21,671              6,338
                              -   Corporate                    935,535            927,411            892,788
- ------------------------------------------------------------------------------------------------------------

                                  Total                     $4,751,670         $4,223,569         $3,092,963
============================================================================================================

(1) Net of inter-geographic area revenues in fiscal years 1995 and 1994 as follows: United States- $69,432,000 and $38,666,000, Canada - $11,538,000
      and  $12,082,000, Europe and West Africa - $13,200,000 and $15,868,000,
      Far East - $18,414,000 and $474,000, Middle East - $37,303,000 and
      $2,686,000 and Other Foreign - $26,259,000 and $25,770,000, respectively.

(2)   Net of inter-geographic area revenues of $71,027,000 in fiscal year 1993.

NOTE 16 -     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31,1995 and 1994:

                                                                            1995
                                                                            ----
                                                                 Q U A R T E R   E N D E D
                                                ------------------------------------------------------------

                                                JUNE 30,         SEPT. 30,        DEC. 31,         MARCH 31,
                                                  1994             1994             1994              1995
                                                --------         ---------        --------         ---------
                                                         (In thousands, except for per share amounts)

Revenues                                         $759,808         $724,065         $715,525         $844,282
Operating income (loss)                            15,831           19,769           53,568          (48,502)
Income (loss) before cumulative effect
  of accounting change                              3,118           (3,262)          29,814          (18,794)
Net income (loss)                                   1,353           (3,262)          29,814          (18,794)

Primary and Fully Diluted
Earnings (Loss) per Share:
  Income (loss) before cumulative
    effect of accounting change
                                                     0.02            (0.10)            0.51            (0.39)
  Net income (loss)                                 (0.01)           (0.10)            0.51            (0.39)


Pre-tax results for the quarter ended June 30, 1994 include a reduction in accrued interest expense of $5,700,000 due to settlement of an outstanding tax issue with the IRS. Results for the quarter ended September 30, 1994 include a loss related to the reduction of estimated products liability asbestos claim recoveries from insurers of $14,478,000 and a reduction in accrued interest expense of $5,600,000 due to the settlement of outstanding tax issues. Results for the quarter ended December 31, 1994 include a reduction in accrued interest expense of $5,000,000 due to the settlement of outstanding tax issues and favorable worker's compensation cost adjustments of $14,886,000. Results for the quarter ended March 31, 1995 include provisions of $46,489,000 for the decontamination, decommissioning, and closing of a nuclear facility and for the closing of a manufacturing facility, and a reduction in accrued interest expense and taxes of $10,000,000 and $5,200,000, respectively, due to the settlement of outstanding tax issues.

                                                                            1994
                                                                            ----
                                                                 Q U A R T E R   E N D E D
                                                ------------------------------------------------------------
                                                JUNE 30,         SEPT. 30,        DEC. 31,         MARCH 31,
                                                  1993             1993             1993              1994
                                                --------         ---------        --------         ---------
                                                          (In thousands, except for per share amounts)

Revenues                                         $703,418         $777,459         $798,886         $780,149
Operating income                                   59,472           61,502           33,217            5,603
Income before cumulative
  effect of accounting
  change                                           25,209           37,588           15,377           11,782
Net income (loss)                                 (75,541)          37,588           15,377           11,782

Primary and Fully Diluted
Earnings (Loss) per Share:
  Income before cumulative
    effect of accounting
    change
                                                     0.47             0.66             0.25             0.18
  Net income (loss)                                 (1.42)            0.66             0.25             0.18





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

Item 9.    DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE




                                      None

                                P A R T   I I I


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no family relationships between any of the executive officers, directors or persons nominated to be such, and no executive officer was elected to his position pursuant to any arrangements or understanding between himself and any other person.

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" in the Proxy Statement for International's 1995 Annual Meeting of Stockholders.


Item 11.     EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" and "Certain Transactions" in the Proxy Statement for International's 1995 Annual Meeting of Stockholders.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in International's Proxy Statement for the 1995 Annual Meeting of Stockholders.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" and "Certain Transactions" in International's Proxy Statement for the 1995 Annual Meeting of Stockholders.

                                 P A R T   I V

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Annual Report or incorporated by reference:

           1.  CONSOLIDATED FINANCIAL STATEMENTS

                 Report of Independent Auditors

                 Consolidated Balance Sheet
                     March 31, 1995 and 1994

                 Consolidated Statement of Income (Loss)
                     For The Three Fiscal Years Ended March 31, 1995

                 Consolidated Statement of Stockholders' Equity
                     For The Three Fiscal Years Ended March 31, 1995

                 Consolidated Statement of Cash Flows
                     For the Three Fiscal Years Ended March 31, 1995

                 Notes to Consolidated Financial Statements
                     For the Three Fiscal Years Ended March 31, 1995

           2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                 All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.


           3.  EXHIBITS

                Exhibit
                Number                                               Description
                ------                                               -----------
                 3.1          McDermott International, Inc.'s Restated Articles of Incorporation (incorporated by reference to
                              Exhibit 3 to McDermott International, Inc.'s annual report on Form 10-K as amended, for the fiscal year ended March 31, 1983)

                 3.2          McDermott International, Inc.'s By-Laws (incorporated by reference to Exhibit 3 to McDermott
                              International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March
                              31, 1991).

                    4.1       Rights Agreement (incorporated by reference to Exhibit 1 to McDermott International Inc.'s registration statement on  Form 8-A, dated December 27, 1985).


                    10.1      McDermott International, Inc.'s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 of McDermott International Inc.'s 10-K/A for fiscal year end March
                              31, 1994 filed with the Commission on June 27, 1994).

                    10.2      McDermott International, Inc.'s 1983 Long-Term Performance Incentive Compensation Program
                              (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on
                              Form 10-K, as amended, for the fiscal year ended March 31, 1983).

                    10.3      Intercompany Agreement (incorporated by reference to Exhibit 10 to McDermott International,
                              Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983).

                    10.4      Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to
                              McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1990).

                    10.5      McDermott International, Inc.'s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.'s Proxy Statement for its Annual Meeting
                              of Stockholders held on August 9, 1994 as filed with the Commission).

                    10.6      McDermott International, Inc.'s 1987 Long-Term Performance Incentive Compensation Program
                              (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report of
                              Form 10-K, as amended, for the fiscal year ended March 31, 1988).

                    10.7      Retirement Plan for Non-Management Directors of McDermott International, Inc. (incorporated by reference to Exhibit 11 to McDermott International, Inc.'s current report on Form 8-K filed with the Commission December 10, 1991).

                    10.8      McDermott International, Inc.'s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 of McDermott International, Inc.'s 10-K/A for fiscal year ended March
                              31, 1994 filed with the Commission on June 27, 1994).

                    10.9      McDermott International, Inc.'s 1992 Officer Stock Incentive Program (incorporated by reference to McDermott International, Inc.'s annual report on Form 10-K, as amended for the fiscal year ended March 31, 1992).

                    10.10     McDermott International, Inc.'s 1992 Director Stock Program (incorporated by reference to
                              McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1992).

                    11        Statement Re Computation of Per Share Earnings (Loss)

                    22        Significant Subsidiaries of the Registrant

                    23        Consent of Independent Auditors

                    27        Financial Data Schedule

             (a)    CURRENT REPORTS ON FORM 8-K

                       A Current Report on Form 8-K, Item 2, was filed by McDermott International, Inc. on February 15, 1995.

                       A Current Report on Form 8-K/A, Item 7, was filed by McDermott International, Inc. on March 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        McDERMOTT INTERNATIONAL, INC.




                                        s/ Robert E. Howson
                                        ------------------------------
June 16, 1995                      By:  Robert E. Howson
                                        Chairman of the Board and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.



         Signature                                                                   Title
         ---------                                                                   -----
s/ Robert E. Howson                                             Chairman of the Board, Chief Executive
- ---------------------------                                     Officer and Director (Principal Executive
Robert E. Howson                                                Officer)

s/ Brock A. Hattox                                              Executive Vice President, Chief Financial
- ---------------------------                                     Officer and Director (Principal Financial
Brock A. Hattox                                                 Officer)

s/ Daniel R. Gaubert                                            Vice President, Finance and Controller
- ---------------------------                                     (Principal Accounting Officer)
Daniel R. Gaubert

s/ Thomas D. Barrow                                             Director
- ---------------------------
Thomas D. Barrow

         Signature                                                                 Title
         ---------                                                                 -----
s/ Theodore H. Black                                                              Director
- ---------------------------
Theodore H. Black


s/ John F. Bookout                                                                Director
- ---------------------------
John F. Bookout


s/ Phillip J. Burguieres                                                          Director
- ---------------------------
Phillip J. Burguieres


s/ James L. Dutt                                                                  Director
- ---------------------------
James L. Dutt


s/ James A. Hunt                                                                  Director
- ---------------------------
James A. Hunt


s/ J. Howard Macdonald                                                            Director
- ---------------------------
J. Howard Macdonald


s/ William McCollam, Jr.                                                          Director
- ---------------------------
William McCollam, Jr.


s/ John A. Morgan                                                                 Director
- ---------------------------
John A. Morgan


s/ John N. Turner                                                                 Director
- ---------------------------
John N. Turner



June 16, 1995

                                                      INDEX TO EXHIBITS
                                                                                                                Sequentially
             Exhibit                                                                                              Numbered
             Number                                      Description                                                Pages
             ------                                      -----------                                            ------------
              3.1          McDermott International, Inc.'s Restated Articles of Incorporation (incorporated by reference to Exhibit 3 to McDermott International, Inc.'s annual report on
                           Form 10-K as amended, for the fiscal year ended March 31, 1983)

              3.2          McDermott International, Inc.'s By-Laws (incorporated by reference to Exhibit 3 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1991).

              4.1          Rights Agreement (incorporated by reference to Exhibit 1 to McDermott International
                           Inc.'s registration statement on Form 8-A, dated December 27, 1985).


             10.1          McDermott International, Inc.'s Supplemental Executive Retirement Plan, as amended
                           (incorporated by reference to Exhibit 10 of McDermott International Inc.'s 10-K/A
                           for fiscal year end March 31, 1994 filed with the Commission on June 27, 1994).

             10.2          McDermott International, Inc.'s 1983 Long-Term Performance Incentive Compensation
                           Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983).

             10.3          Intercompany Agreement (incorporated by reference to Exhibit 10 to McDermott
                           International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983).

             10.4          Trust for Supplemental Executive Retirement Plan (incorporated by reference to
                           Exhibit 10  to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1990).

             10.5          McDermott International, Inc.'s 1994 Variable Supplemental Compensation Plan
                           (incorporated  by reference to Exhibit A to McDermott International, Inc.'s Proxy
                           Statement for its Annual Meeting of Stockholders held on August 9, 1994 as filed with the Commission).

             10.6          McDermott International, Inc.'s 1987 Long-Term Performance Incentive Compensation
                           Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report of Form 10-K, as amended, for the fiscal year ended March 31, 1988).

             10.7          Retirement Plan for Non-Management Directors of McDermott International, Inc.
                           (incorporated by reference to Exhibit 11 to McDermott International, Inc.'s current report on Form 8-K filed with the Commission December 10, 1991).

             10.8          McDermott International, Inc.'s 1992 Senior Management Stock Option Plan
                           (incorporated by reference to Exhibit 10 of McDermott International, Inc.'s
                           10-K/A for fiscal year ended March 31, 1994 filed with the Commission on
                           June 27, 1994).

             10.9          McDermott International, Inc.'s 1992 Officer Stock Incentive Program
                           (incorporated by reference to McDermott International, Inc.'s annual report on Form 10-K, as amended for the fiscal year ended March 31, 1992).

             10.10         McDermott International, Inc.'s 1992 Director Stock Program (incorporated by reference to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1992).


             11            Statement Re Computation of Per Share Earnings (Loss)

             22            Significant Subsidiaries of the Registrant

             23            Consent of Independent Auditors

             27            Financial Data Schedule