Form 10-K/A
period 1995-03-31
MCDERMOTT INTERNATIONAL INC
filed 1995-06-28
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              F O R M  10 - K/A-1

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended March 31, 1995
                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from                       to
                               ---------------------    --------------------
Commission File Number 1-8430

                         McDERMOTT INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       REPUBLIC OF PANAMA                                    72-0593134
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

         1450 POYDRAS STREET
       NEW ORLEANS, LOUISIANA                                  70112-6050
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

                                                                      /X/

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

                         McDERMOTT INTERNATIONAL, INC.

                                     INDEX

                                                                                                             Page
                                                                                                             ----
Signature                                                                                                    3

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K                                                                                     4

             3.  EXHIBIT INDEX


                  Exhibit
                  Number                    Description
                  ------                    -----------
                    23            Consent of Independent Auditors

                                  (1) KPMG Accountants N.V.

                                  (2) Ernst & Young LLP

                    99            McDermott-ETPM West, Inc. and Heerema Offshore Construction Group Inc. - McDermott
                                  International, Inc. Joint Venture Combined Financial Statements for the Years Ended
                                  March 31, 1995, 1994 and 1993

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





                                                  McDERMOTT INTERNATONAL, INC.
                                                          (REGISTRANT)




                                                  By: s/Daniel R. Gaubert
                                                  Daniel R. Gaubert
                                                  Vice President, Finance
                                                  and Controller



June 28, 1995

                               INDEX TO EXHIBITS


     Exhibit
     Number                       Description
     -------                      -----------
        23           Consent of Independent Auditors

                     (1) KPMG Accountants N.V.

                     (2) Ernst & Young LLP

        99           McDermott-ETPM West, Inc. and Heerema Offshore Construction Group Inc. - McDermott International,
                     Inc. Joint Venture Combined Financial Statements for the Years Ended March 31, 1995, 1994 and 1993
