Form 10-K405/A
period 1995-03-31
MCDERMOTT INTERNATIONAL INC
filed 1995-07-17
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              F O R M  1 0 - K/A-2
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended March 31, 1995
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

                        YES     [X]         NO     [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                            [X]

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

                         McDERMOTT INTERNATIONAL, INC.

              INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS





                                                                                                    Page
Report of Independent Auditors                                                                        2

Financial Statement Schedule Covered by Report of Independent Auditors:

     I     Condensed Financial Information of Registrant                                              3


Signature of Registrant                                                                              9

Exhibit 99 - Additional Exhibits

           Supplementary Financial Information on Panamanian
               Securities Regulations




All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements, Notes thereto or in the Form 10-K/A-1 filed on June 28, 1995.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. as of March 31, 1995 and 1994, and for each of the three years in the period ended March 31, 1995, and have issued our report thereon dated May 24, 1995 which contained an explanatory paragraph regarding estimated future costs for non-employee products liability asbestos claims described in
Note 1 to the consolidated financial statements. Our audits also included the financial statement schedule listed in the Index to Financial Statement Schedules and Exhibits in this Form 10-K/A-2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The ultimate loss from non-employee products liability asbestos claims as explained in our report on the basic financial statements may differ materially from the amount provided in the financial statement schedule.


                                             ERNST & YOUNG LLP


New Orleans, Louisiana
May 24, 1995

                                                                      Schedule I


                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            MARCH 31, 1995 AND 1994

ASSETS
- ------
                                                                        1995                          1994
                                                                        ----                          ----
                                                                                   (In thousands)
Current Assets:
    Cash and cash equivalents                                  $             212              $          2,413
    Accounts receivable - trade                                              110                        13,819
    Accounts receivable - other                                              421                        31,526
    Accounts receivable from subsidiaries                                649,355                       718,646
    Contracts in progress                                                      2                        56,377
    Other current assets                                                     518                           955
- -------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                            650,618                       823,736
- -------------------------------------------------------------------------------------------------------------------
Investments in Subsidiaries and
    Other Investees, at Equity                                         1,239,036                       851,469
- -------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
    Buildings                                                              3,420                        11,486
    Machinery and equipment                                               10,405                        73,345
    Property under construction                                               42                           567
- -------------------------------------------------------------------------------------------------------------------
                                                                          13,867                        85,398

    Less accumulated depreciation                                         13,192                        67,954
- -------------------------------------------------------------------------------------------------------------------
         Net Property, Plant and Equipment                                   675                        17,444
- -------------------------------------------------------------------------------------------------------------------
Notes Receivable from Subsidiaries and Other
    Investees                                                            270,802                       251,510
- -------------------------------------------------------------------------------------------------------------------
Other Assets                                                              31,932                         8,307
- -------------------------------------------------------------------------------------------------------------------
         TOTAL                                                 $       2,193,063              $      1,952,466
===================================================================================================================

See accompanying notes to condensed financial information.

                                                                      Schedule I





LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        1995                          1994
                                                                        ----                          ----
                                                                                   (In thousands)
Current Liabilities:
    Notes payable and current
      maturities of long-term debt                              $         18,500              $        35,970
    Accounts payable                                                       2,194                       21,873
    Accounts payable to subsidiaries                                   1,324,156                    1,063,774
    Accrued liabilities - other                                           23,250                       73,277
    Advance billings on contracts                                              2                       32,037
    Income taxes                                                             213                       29,832
- -------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                     1,368,315                    1,256,763
- -------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                            55,300                       73,800
- -------------------------------------------------------------------------------------------------------------------
Notes Payable to Subsidiaries                                             47,784                       62,712
- -------------------------------------------------------------------------------------------------------------------
Other Liabilities                                                         11,085                       16,933
- -------------------------------------------------------------------------------------------------------------------
Contingencies
- -------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
    Preferred stock                                                        2,875                        2,875
    Common stock                                                          53,960                       53,444
    Capital in excess of par value                                       936,134                      730,987
    Deficit                                                             (249,061)                    (196,216)
    Minimum pension liability                                               (391)                        (931)
    Net unrealized loss on investments                                    (8,050)                         -
    Currency translation adjustments                                     (24,888)                     (47,901)
- -------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                      710,579                      542,258
- -------------------------------------------------------------------------------------------------------------------
         TOTAL                                                  $      2,193,063              $     1,952,466
===================================================================================================================

                                                                      Schedule I

                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                           STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995


                                                                    1995                 1994                  1993
                                                                    ----                 ----                  ----
                                                                                    (In thousands)
Revenues                                                      $      41,855        $       32,635       $      201,339
- -------------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
   Cost of operations (excluding depreciation
      and amortization)                                              34,135                29,571              188,879
   Depreciation and amortization                                      4,698                 5,422                3,319
   Selling, general and administrative expenses                       8,623                27,402               20,066
- -------------------------------------------------------------------------------------------------------------------------
                                                                     47,456                62,395              212,264
- -------------------------------------------------------------------------------------------------------------------------
                                                                     (5,601)              (29,760)             (10,925)
Equity in Income of Subsidiaries
   and Other Investees                                                  877               107,942                62,141
- -------------------------------------------------------------------------------------------------------------------------
   Operating Income (Loss)                                           (4,724)               78,182                51,216
- -------------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
   Interest income                                                   25,047                19,003               21,693
   Interest expense                                                 (13,916)              (10,473)             (10,461)
   Other - net                                                        9,038                  (292)              17,004
- -------------------------------------------------------------------------------------------------------------------------
                                                                     20,169                 8,238               28,236
- -------------------------------------------------------------------------------------------------------------------------
 Income before Provision for (Benefit from)
   Income Taxes, Extraordinary Items, and
   Cumulative Effect of Accounting Changes                           15,445                86,420               79,452

Provision for (Benefit from) Income Taxes                             4,569                (3,536)              12,129
- -------------------------------------------------------------------------------------------------------------------------
Income before Extraordinary Items and
   Cumulative Effect of Accounting Changes                           10,876                89,956               67,323

Extraordinary Items                                                  -                        -                (10,431)

Cumulative Effect of Accounting Changes                              (1,765)             (100,750)            (245,624)
- -------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                             $       9,111        $      (10,794)      $     (188,732)
=========================================================================================================================


See accompanying notes to condensed financial information

                                                                      Schedule I



                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        1995                1994               1993
                                                                        ----                ----               ----
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                 $      9,111       $      (10,794)    $     (188,732)
- -------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to
   net cash provided by operating
   activities:
      Depreciation and amortization                                      4,698                5,422              3,319
      Equity in income or loss of subsidiaries
          and other investees, less dividends                           10,922             (101,787)           (36,438)
      Provision for deferred taxes                                        (627)              (2,997)             1,278
      Cumulative effect of accounting changes                            1,765              100,750            245,624
      Extraordinary items                                               -                       -               10,431
      Other                                                             (3,048)                (346)             1,167
      Changes in assets and liabilities:
           Net contracts in progress and advance
             billings                                                   14,718              (14,940)           (11,981)
           Accounts and notes receivable                                96,338               88,034            (53,471)
           Accounts payable                                             67,603              (61,860)            85,876
           Income taxes                                                (28,992)                (757)             4,780
           Other, net                                                  (55,971)               5,142             (1,196)
- -------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              116,517                5,867             60,657
- -------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Northern Ocean Services Limited                             -                (58,040)               -
Proceeds from sale and disposal of assets                                8,334                  368             11,102
Purchases of property, plant and equipment                                (562)              (2,120)           (13,005)
Investments in subsidiaries                                               (200)            (100,069)               -
Increase in loans to subsidiaries                                      (16,600)                 -                  -
Other                                                                       -                   -                2,122
- -------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                                           (9,028)            (159,861)               219
- -------------------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                        1995                1994               1993
                                                                        ----                ----               ----
                                                                                       (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                        $     (16,600)      $     (15,000)     $      (14,258)
Increase (decrease) in short-term borrowing                            (19,370)             18,596                (284)
Issuance of common stock                                                 3,194              16,441               8,034
Issuance of preferred stock                                                -               140,066                -
Increases (decreases) in loans from subsidiaries                       (14,928)             50,301                (788)
Dividends paid                                                         (61,827)            (56,773)            (51,528)
Other                                                                     (159)                -                  -
- -------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                          (109,690)            153,631             (58,824)
- -------------------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                   -                   (92)                -
- -------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                        (2,201)               (455)              2,052
- -------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                                2,413               2,868                 816
- -------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                       $          212        $      2,413      $        2,868
=========================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest, including intercompany
    interest (net of amount capitalized)                         $      14,186       $      10,989      $       12,702
  Income taxes, net of refunds                                   $         252       $         371      $        5,878
=========================================================================================================================

See accompanying notes to condensed financial information.

                                                                      Schedule I


                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1995




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

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of:                                                1995                        1994
                                                                           ----                        ----
                                                                                    (In thousands)
10.375% Note payable due 1998 (Secured)                               $       73,800              $       90,400

Less:  Amounts due within one year                                            18,500                      16,600
                                                                      --------------              --------------

                                                                      $       55,300              $       73,800
                                                                      ==============              ==============

Maturities of long-term debt during the years subsequent to March 31, 1995 are as follows: 1996 - $18,500,000; 1997 - $20,500,000; 1998 - $22,600,000; 1999 -
$12,200,000.

NOTE 3 - CONTINGENCIES

McDermott International, Inc. is contingently liable under standby letters of credit totaling $3,473,000 at March 31, 1995 issued in the normal course of business.

McDermott International, Inc. has guaranteed the indebtedness of certain of its subsidiaries and other investees. At March 31, 1995, these guarantees included $40,817,000 of loans to and $41,242,000 of standby letters of credit issued by certain subsidiaries and other investees.

NOTE 4 - DIVIDENDS RECEIVED

McDermott International, Inc. received dividends from its consolidated subsidiaries of $11,799,000, $138,438,000 (including $132,283,000 of investments) and $25,703,000 for the years ended March 31, 1995, March 31, 1994 and March 31, 1993, respectively.

                          SIGNATURE OF THE REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        McDERMOTT INTERNATONAL, INC.
                                                (REGISTRANT)




                                        By: /s/ Daniel R. Gaubert
                                            Daniel R. Gaubert
                                            Vice President, Finance
                                            and Controller



July 14, 1995

                                EXHIBIT INDEX

Exhibit 99 - Additional Exhibits

           Supplementary Financial Information on Panamanian
               Securities Regulations