Form 10-Q
period 1995-06-30
MCDERMOTT INTERNATIONAL INC
filed 1995-08-14
CIK 708819

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1995

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                        McDERMOTT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


REPUBLIC OF PANAMA                                       72-0593134
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


1450 Poydras Street, New Orleans, Louisiana              70112-6050
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


                         Yes   [X]          No   [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of July 30, 1995 was 54,269,508.

           M c D E R M O T T   I N T E R N A T I O N A L,   I N C.

                       I N D E X  -  F O R M   1 0 - Q

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

    Item 1 - Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheet
               June 30, 1995 and March 31, 1995                           4

             Condensed Consolidated Statement of Income
               Three Months Ended June 30, 1995 and 1994                  6

             Condensed Consolidated Statement of Cash Flows
               Three Months Ended June 30, 1995 and 1994                  8

             Notes to Condensed Consolidated Financial Statements        10

    Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            14

PART II - OTHER INFORMATION
---------------------------

    Item 6 - Exhibits and Reports on Form 8-K                            23

SIGNATURES                                                               24

    Exhibit 11 - Calculation of Earnings (Loss) Per
                    Common and Common  Equivalent Share                  25

                                     PART I

                         McDERMOTT INTERNATIONAL,  INC.




                             FINANCIAL INFORMATION





Item 1.     Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1995

                                    ASSETS

                                                                                  6/30/95             3/31/95
                                                                                  -------             -------
                                                                                (Unaudited)
                                                                                         (In thousands)
Current Assets:
  Cash and cash equivalents                                                  $      106,996        $     85,909
  Short-term investments                                                            145,314             132,691
  Accounts receivable - trade                                                       514,386             475,861
  Accounts receivable - unconsolidated affiliates                                    94,320              75,709
  Accounts receivable - other                                                        98,526             104,155
  Insurance recoverable - current                                                   134,160             111,188
  Contracts in progress                                                             333,429             279,016
  Inventories                                                                        67,941              64,044
  Deferred income taxes                                                              69,048              76,863
  Other current assets                                                               43,206              45,131
----------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                          1,607,326           1,450,567
----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:                                           2,256,761           2,237,018
    Less accumulated depreciation                                                 1,355,533           1,337,341
----------------------------------------------------------------------------------------------------------------
         Net Property, Plant and Equipment                                          901,228             899,677
----------------------------------------------------------------------------------------------------------------
Investments:
  Government obligations                                                            176,444             383,023
  Other investments                                                                 148,452             199,379
----------------------------------------------------------------------------------------------------------------
    Total Investments                                                               324,896             582,402
----------------------------------------------------------------------------------------------------------------
Insurance Recoverable                                                               694,623             750,219
----------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
    of Purchased Businesses Less Accumulated
    Amortization of $104,338,000 at June 30, 1995
    and $96,405,000 at March 31, 1995                                               371,423             381,491
----------------------------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                               294,875             277,814
----------------------------------------------------------------------------------------------------------------
Other Assets                                                                        429,859             409,500
----------------------------------------------------------------------------------------------------------------
       TOTAL                                                                 $    4,624,230        $  4,751,670
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  6/30/95             3/31/95
                                                                                  -------             -------
                                                                                (Unaudited)
                                                                                         (In thousands)
Current Liabilities:
  Notes payable and current
       maturities of long-term debt                                             $   339,768        $    407,586
  Accounts payable                                                                  286,808             286,219
  Environmental and products liabilities - current                                  156,551             133,280
  Accrued employee benefits                                                          97,361             104,883
  Accrued liabilities - other                                                       332,835             326,688
  Advance billings on contracts                                                     164,184             180,018
  U.S. and foreign income taxes                                                      51,002              52,683
----------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                     1,428,509           1,491,357
----------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                      567,717             579,101
----------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                       395,606             393,744
----------------------------------------------------------------------------------------------------------------
Environmental and Products Liabilities                                              849,451             913,939
----------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                   318,293             310,989
----------------------------------------------------------------------------------------------------------------
Contingencies
----------------------------------------------------------------------------------------------------------------
Minority Interest:
  Subsidiary's preferred stocks                                                     179,251             179,251
  Other minority interest                                                           166,317             172,710
----------------------------------------------------------------------------------------------------------------
    Total Minority Interest                                                         345,568             351,961
----------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares;
    outstanding 2,875,000 Series C $2.875 cumulative
    convertible, par value $1.00 per share,
    (liquidation preference $143,750,000)                                             2,875               2,875
  Common stock, par value $1.00 per share,
    authorized 150,000,000 shares; outstanding
    54,169,508 at June 30, 1995 and
    53,959,597 at March 31, 1995                                                     54,170              53,960
  Capital in excess of par value                                                    937,115             936,134
  Deficit                                                                          (255,823)           (249,061)
  Minimum pension liability                                                            (391)               (391)
  Net unrealized loss on investments                                                   (855)             (8,050)
  Currency translation adjustments                                                  (18,005)            (24,888)
----------------------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                                      719,086             710,579
----------------------------------------------------------------------------------------------------------------
       TOTAL                                                                    $ 4,624,230        $  4,751,670
================================================================================================================

                         McDERMOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 JUNE 30, 1995

                                                                                      THREE MONTHS ENDED
                                                                                 6/30/95              6/30/94
                                                                                 --------             -------
                                                                                          (Unaudited)
                                                                                        (In thousands)
Revenues                                                                        $   816,474         $  759,808
----------------------------------------------------------------------------------------------------------------
Costs and Expenses:
    Cost of operations (excluding depreciation
         and amortization)                                                          710,648            645,700
    Depreciation and amortization                                                    34,112             36,918
    Selling, general and
     administrative expenses                                                         66,851             67,661
----------------------------------------------------------------------------------------------------------------
                                                                                    811,611            750,279
----------------------------------------------------------------------------------------------------------------
    Operating Income before Equity in Income of Investees                             4,863              9,529

Equity in Income of Investees                                                        33,179              6,302
----------------------------------------------------------------------------------------------------------------
    Operating Income                                                                 38,042             15,831
----------------------------------------------------------------------------------------------------------------
Other Income (Expense):
    Interest income                                                                  11,259             10,398
    Interest expense                                                                (21,538)           (12,839)
    Minority interest                                                                (3,630)            (3,857)
    Other-net                                                                        (2,424)            (4,019)
----------------------------------------------------------------------------------------------------------------
                                                                                    (16,333)           (10,317)
----------------------------------------------------------------------------------------------------------------
Income before Provision for Income
    Taxes and Cumulative Effect
    of Accounting Change                                                             21,709              5,514

Provision for Income Taxes                                                           12,877              2,396
----------------------------------------------------------------------------------------------------------------
Income before Cumulative Effect
    of Accounting Change                                                              8,832              3,118

Cumulative Effect of Accounting Change                                                -                 (1,765)
----------------------------------------------------------------------------------------------------------------
Net Income                                                                      $     8,832         $    1,353
================================================================================================================

                                                                       Continued

                                                                                      THREE MONTHS ENDED
                                                                                  6/30/95            6/30/94
                                                                                  -------            -------
                                                                                          (Unaudited)
                                                                                  (In thousands,except shares
                                                                                     and per share amounts)
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK (AFTER PREFERRED
STOCK DIVIDENDS)                                                                $   6,766           $    (713)
================================================================================================================

EARNINGS (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE (PRIMARY AND FULLY DILUTED):

    Income before cumulative
       effect of accounting change                                              $    0.12           $    0.02
    Accounting change                                                                -                  (0.03)
    ------------------------------------------------------------------------------------------------------------

    Net income (loss)                                                           $    0.12           $   (0.01)
    ============================================================================================================

Weighted average number of common and
    common equivalent shares                                                   54,413,106          53,623,686

CASH DIVIDENDS:

    Per common share                                                            $    0.25           $    0.25
    Per preferred share                                                         $ 0.71875           $ 0.71875
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1995

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      THREE MONTHS ENDED
                                                                                  6/30/95            6/30/94
                                                                                  -------            -------
                                                                                          (Unaudited)
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                      $    8,832          $   1,353
----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net
 cash used in operating activities:
    Depreciation and amortization                                                   34,112             36,918
    Equity in  income of investees,
       less dividends                                                               13,215             16,377
    Provision for (benefit from) deferred taxes                                    (15,521)            18,358
    Other                                                                            1,210              4,162
    Changes in assets and liabilities:
       Accounts receivable                                                         (49,070)            (3,980)
       Net contracts in progress and advance billings                              (69,383)           (36,668)
       Accounts payable                                                                372            (56,743)
       Accrued liabilities                                                           5,703            (41,206)
       Income taxes                                                                 (3,414)           (30,530)
       Other, net                                                                  (18,527)            (9,035)
Proceeds from insurance for products liabilities claims                             27,100             28,094
Payments of products liabilities claims                                            (36,604)           (31,450)
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (101,975)          (104,350)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of minority interest in Delta Catalytic Corporation                     (6,527)              -
Purchases of property, plant and equipment                                         (25,278)           (15,583)
Purchases of short and long-term investments                                      (274,667)          (213,483)
Sales of short and long-term investments                                           527,829            214,807
Other                                                                               (3,342)               705
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                218,015            (13,554)
----------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      THREE MONTHS ENDED
                                                                                  6/30/95            6/30/94
                                                                                  -------            -------
                                                                                          (Unaudited)
                                                                                        (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in short-term borrowing                                                $   81,108          $  79,028
Payment of long-term debt                                                         (160,770)            (8,443)
Issuance of common stock                                                               857                 26
Dividends paid                                                                     (15,285)           (15,419)
Repurchase of subsidiary's preferred stock                                            -               (16,753)
Other                                                                                 (139)              (373)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                (94,229)            38,066
----------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                              (724)               363
----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                 21,087            (79,475)
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    85,909            133,809
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  106,996          $  54,334
================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                                         $   23,918          $  21,225
   Income taxes (net of refunds)                                                $   22,986          $  14,578
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements are presented in U. S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for a gain resulting from the sale of two power purchase contracts ($17,908,000, net of tax of $12,704,000, or $0.33 per share) during the three months ended June 30, 1995; and accelerated depreciation on certain marine equipment ($4,314,000, or $0.08 per share), a reduction in accrued interest expense ($3,705,000, net of tax of $1,995,000, or $0.07 per share) due to settlement of an outstanding tax issue with the IRS, and the cumulative effect of the accounting change for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" during the three months ended June 30, 1994.
Operating results for the three months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott International, Inc.'s annual report on Form 10-K for the year ended March 31, 1995.

Unless the context otherwise requires, hereinafter "International" will be used to mean McDermott International, Inc., a Panamanian Corporation; "JRM" will be used to mean J. Ray McDermott, S.A., a Panamanian corporation, which is a majority-owned subsidiary of International, and its consolidated subsidiaries; and the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and its consolidated subsidiaries (including Babcock & Wilcox Investment

Company and its principal subsidiary, The Babcock & Wilcox Company); and "McDermott International" will be used to mean the consolidated enterprise.

NOTE 2 - PRODUCTS LIABILITY

At June 30, 1995, the estimated liability for pending and future non-employee products liability asbestos claims was $959,344,000 (of which less than $190,000,000 had been asserted) and estimated insurance recoveries were $828,783,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may very significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements.


NOTE 3 - INVENTORIES
Consolidated inventories at June 30, 1995 and March 31, 1995 are summarized below:

                                                                     June 30,                   March 31,
                                                                       1995                        1995
                                                                       ----                        ----
                                                                                (In thousands)
Raw Materials and Supplies                                        $     40,131                 $    38,570
Work in Progress                                                        18,543                      15,341
Finished Goods                                                           9,267                      10,133
----------------------------------------------------------------------------------------------------------------
                                                                  $     67,941                 $    64,044
================================================================================================================

NOTE 4 - SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The combined financial results of McDermott International's equity investments
in HeereMac and McDermott ETPM-West, Inc., are summarized below.   These
ventures were significant as defined by applicable SEC regulations in fiscal
year 1995.   The following summarizes the combined income statements:

                                                            THREE                              THREE
                                                        MONTHS ENDED                        MONTHS ENDED
                                                          6/30/95                             6/30/94
                                                          -------                             -------
                                                                         (In thousands)
Revenues                                               $     191,919                       $     237,285
----------------------------------------------------------------------------------------------------------------
Operating Income                                       $       5,612                       $         856
----------------------------------------------------------------------------------------------------------------
Income before Income Taxes                             $      10,211                       $       5,588
Provision for (Benefit from) Income Taxes                      1,673                                (550)
----------------------------------------------------------------------------------------------------------------
Net Income                                             $       8,538                       $       6,138
================================================================================================================
Equity in Net Income                                   $       3,982                       $       3,051
================================================================================================================


NOTE 5 - SALE OF POWER PURCHASE CONTRACTS

During the June 1995 quarter, McDermott International, Inc.'s Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro 50% owned partnerships sold power purchase contracts back to the local utility which had previously entered into agreements with the partnerships to purchase power, and recognized a gain of $61,324,000. McDermott International's equity in earnings of these partnerships was $32,840,000 for the three months ended June 30, 1995.

NOTE 6 - ACQUISITION OF OFFSHORE PIPELINES, INC.

On January 31, 1995, McDermott International contributed substantially all of its marine construction services business to JRM and JRM acquired Offshore Pipelines, Inc. The acquisition was accounted for by the purchase method and, accordingly, the purchase price was allocated to the underlying assets and liabilities based upon preliminary fair values at the date of acquisition. The preliminary purchase price allocation is subject to change when additional information concerning asset and liability valuations is obtained.

NOTE 7 - OTHER AGREEMENTS

During June 1995, McDermott International and Delta Catalytic Corporation ("DCC") of Calgary, Alberta, concluded an agreement which accelerated from fiscal year 1997 to June 1995, McDermott International's purchase of the remaining portion of DCC. During June 1993, McDermott International had acquired a controlling interest in DCC in the first step of the two step transaction. DCC provides engineering, procurement, construction and maintenance services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing. Also during the June 1995 quarter, substantially all of the agreements required to restructure the JRM and ETPM joint venture were executed, but are still subject to any necessary government approvals or authorizations. The agreements call for the expansion of the joint venture into the Far East, the Mediterranean Sea, and all of Africa and for ETPM S.A. to take a minority interest in a new JRM subsea company. Neither of these transactions are significant as defined by applicable SEC regulations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995 VS. THREE MONTHS ENDED JUNE 30, 1994

Beginning with the June 1995 quarter, management's discussion of revenues and operating income is presented on a business unit basis as follows: J. Ray McDermott, S.A. ("JRM") business unit (includes the results of operations of the marine construction services business); B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups); and Engineering, Construction and Industrial Operations business unit (includes the Engineering and Construction Group, and Shipbuilding and Industrial Group). Other business unit revenues includes eliminations between business units; and Other business unit loss includes certain expenses, primarily employee benefit and insurance programs, and marketing and legal costs, that are not allocated to the business units. For the three months ended June 30, 1994, the results of businesses disposed of during fiscal year 1995 are included in Other revenues and business unit loss. Prior year information has been reclassified to conform with the June 1995 quarter presentation.

                                                                                  THREE MONTHS ENDED
                                                                           6/30/95                   6/30/94
                                                                           -------                   -------
                                                                                    (In thousands)
REVENUES

J. Ray McDermott, S.A.                                                 $     311,803               $  279,046
B&W Operations                                                               317,638                  290,625
Engineering, Construction and
    Industrial Operations                                                    205,521                  213,245
Other (including Transfer Eliminations)                                      (18,488)                 (23,108)
----------------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                                     $     816,474                $ 759,808
================================================================================================================
OPERATING INCOME

Business Unit Income (Loss):

    J. Ray McDermott, S.A.                                             $      14,642               $   16,827
    B&W Operations                                                             5,271                   10,303
    Engineering, Construction and
      Industrial Operations                                                   (4,582)                  (5,339)
    Other                                                                     (3,135)                  (4,535)
----------------------------------------------------------------------------------------------------------------
    TOTAL BUSINESS UNIT INCOME                                                12,196                   17,256
----------------------------------------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED
                                                                          6/30/95                    6/30/94
                                                                          -------                    -------
                                                                                    (In thousands)
Equity in Income (Loss) of Investees:

    J. Ray McDermott, S.A.                                                      (898)                   2,967
    B&W Operations                                                            34,083                    2,820
    Engineering, Construction and
      Industrial Operations                                                       (6)                     515
----------------------------------------------------------------------------------------------------------------
    TOTAL EQUITY IN INCOME OF INVESTEES                                       33,179                    6,302
----------------------------------------------------------------------------------------------------------------
Corporate G&A Expense                                                         (7,333)                  (7,727)
----------------------------------------------------------------------------------------------------------------
    TOTAL OPERATING INCOME                                             $      38,042                $  15,831
================================================================================================================


JRM's revenues increased $32,757,000 to $311,803,000 primarily due to higher volume on procured materials in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic, and higher revenues in fabrication operations in North America. These increases were partially offset by lower volume in the Far East.

B&W Operations' revenues increased $27,013,000 to $317,638,000 primarily due to higher revenues from the Power Generation Group's contracts on fossil fuel steam systems for foreign customers and replacement nuclear steam generators for domestic customers at its Cambridge, Ontario location, and on plant enhancement projects. These increases were partially offset by lower revenues from domestic fabrication of fossil fuel steam and environmental control systems. In addition, the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components) had higher revenues that were offset by lower revenues from nuclear fuel assemblies and reactor components for the U. S. Government.

Engineering, Construction and Industrial Operations' revenues decreased $7,724,000 to $205,521,000 primarily due to lower revenues from the Shipbuilding and Industrial Group's shipyard activities and lower revenues in the U. S. from the Engineering and Construction Group's activities relating to the construction, repair and alteration of utility and industrial
boilers.   There were also lower revenues from engineering services in Canada.
These decreases were partially offset by higher revenues from the Group's maintenance and construction activities in Canada.

JRM's business unit income decreased $2,185,000 to $14,642,000 primarily due to lower volume in the Far East, lower margins in the Middle East and higher operating expenses in North America. These decreases were partially offset by higher volume and margins on North American fabrication activities and the accelerated depreciation of $4,314,000 on certain marine equipment in the Far East in the prior period.

B&W Operations' business unit income decreased $5,032,000 to $5,271,000 primarily due to lower volume and margins from its Power Generation Group's domestic fabrication of fossil fuel steam and environmental control systems. This decrease was partially offset by higher volume and margins from
replacement nuclear steam generators.   In addition, there were lower volume
and margins from the Government Group's nuclear fuel assemblies and reactor components for the U. S. Government.

Engineering, Construction and Industrial Operations' business unit loss decreased $757,000 to a loss of $4,582,000 primarily due to improved margins from the Engineering and Construction Group's engineering services in Canada. In addition, there were improved margins from the Shipbuilding and Industrial Group's shipyard operations. These increases were partially offset by lower volume and margins in the U. S. relating to the construction, repair and alteration of utility and industrial boilers.

Other business unit loss decreased $1,400,000 to $3,135,000 due to the inclusion of losses of businesses in the prior year that were subsequently disposed of during fiscal year 1995.

JRM's equity in income (loss) of investees decreased $3,865,000 to a loss of $898,000 from income of $2,967,000. This decrease was primarily due to lower operating volume and margins of the McDermott-ETPM West joint venture and foreign currency transaction losses of the CMM Mexican joint venture, partially offset by improved operating results in the HeereMac joint venture.

B&W Operations' equity in income of investees increased $31,263,000 to $34,083,000, primarily due to the sale of power purchase contracts back to a local utility (See Note 5 to the condensed consolidated financial statements).

Interest income increased $861,000 to $11,259,000, primarily due to higher interest rates on investments in government obligations and other investments.

Interest expense increased $8,699,000 to $21,538,000, primarily due to a reduction in accrued interest on proposed tax deficiencies of $5,700,000 that was recorded in the prior year and changes in debt obligations and interest rates prevailing thereon.

Other-net expense decreased $1,595,000 to $2,424,000. This decrease was primarily due to foreign currency transaction gains in the current period and
losses on the sale of investments in the prior period.   This decrease was
partially offset by higher bank fees and discounts on the sale of certain accounts receivable.

The provision for income taxes increased $10,481,000 to $12,877,000, while income before provision for income taxes and cumulative effect of accounting change increased $16,195,000 to $21,709,000. The increase in the provision for income taxes is due primarily to a increase in earnings. In addition, McDermott International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax
rate.    During this period, these factors increased the effective tax rate from 43% to 59%.

Net income increased $7,479,000 to $8,832,000 reflecting the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," of $1,765,000 in the prior year, in addition to the other items mentioned above.

Backlog

                                                                             6/30/95                3/31/95
                                                                             -------                -------
                                                                                     (In thousands)
Business Unit Backlog:

J. Ray McDermott, S.A.                                                    $    863,011            $ 1,002,968
B&W Operations                                                               1,974,185              1,952,580
Engineering, Construction
  and Industrial Operations                                                    520,047                623,719
Other (including Transfer Eliminations)                                       (103,662)              (105,435)
----------------------------------------------------------------------------------------------------------------
  TOTAL BACKLOG                                                           $  3,253,581            $ 3,473,832
================================================================================================================


JRM's backlog at June 30, 1995 and March 31, 1995 was $863,011,000 and $1,002,968,000, respectively. Not included in JRM's backlog at June 30, 1995 and March 31, 1995 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $1,060,000,000 and $922,000,000, respectively. JRM's markets are expected to be at a low level during fiscal 1996. The overcapacity of marine equipment worldwide will continue to result in a competitive environment and put pressure on profit margins.

B&W Operations' backlog at June 30, 1995 was $1,974,185,000 compared to $1,952,580,000 at March 31, 1995. B&W Operations' foreign markets for industrial and utility boilers are expected to remain strong as well as the U.
S. market for replacement nuclear steam generators. Domestic utility markets remain weak. At June 30, 1995 this business unit's backlog with the U. S.
Government was $758,909,000 (of which $90,994,000 had not been funded).   U. S.
Government budget reductions have negatively affected this business unit's government operations.

Engineering, Construction and Industrial Operations' backlog at June 30, 1995 was $520,047,000 compared to $623,719,000 at March 31, 1995. The current competitive economic environment in the U. S. has negatively affected demand for its construction activities.

Liquidity and Capital Resources

During the three months ended June 30, 1995, McDermott International's cash and cash equivalents increased $21,087,000 to $106,996,000 and total debt decreased $79,202,000 to $907,485,000. During this period, McDermott International used cash of $101,975,000 in operating activities; $15,285,000 for dividends on International's common and preferred stock; $160,770,000 for repayment of long-term debt of which $130,000,000 was provided by the sale of investments (additional investments of approximately $123,000,000 were sold to repay short-term debt of $99,024,000 and to meet operating requirements); and $25,278,000 for additions to property, plant and equipment. Also, during July 1995, the Delaware Company sold approximately $76,000,000 of its short-term investments to repay outstanding short-term debt.

Increases in accounts receivable are primarily due to the decrease in the amount of qualified accounts receivable sold under the terms of an agreement with a U. S. bank. Increases in net contracts in progress and advance billings were primarily due to the timing of billings in contracts performed at McDermott International's Cambridge, Ontario facility and in the Far East, and on the Foinaven Development program.

Pursuant to an agreement with a majority of its principal insurers, McDermott International negotiates and settles products liability asbestos claims from
non-employees and bills these amounts to the appropriate insurers.   As a
result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The number of claims had declined moderately since fiscal year 1990, but have increased during the second half of fiscal year 1995 and the first quarter of fiscal year 1996. Management believes, based on information currently available, that the recent increase represents an acceleration in the timing of the receipt of these claims, but does not represent an increase in its total estimated liability. The average amount of these claims (historical average of approximately $5,000 per claim
over the last three years) has continued to rise.    Claims paid during the
quarter ended June 30, 1995 were $36,604,000, of which $32,624,000 has been recovered or is due from insurers. At June 30, 1995, Accounts receivable - other includes receivables of $40,449,000 that are due from insurers for reimbursement of settled claims. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect on McDermott International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott International's expenditures for property, plant and equipment increased $9,695,000 to $25,278,000 for the three months ended June 30, 1995 compared with the same period last year. These expenditures included $9,428,000 for installation of a new pipe reel system on a marine barge.

At June 30 and March 31, 1995, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $132,000,000 and $175,000,000, respectively, under the terms of an agreement with a U.S. bank. During July 1995, the B&W Company remitted collections on receivables of approximately $43,000,000 which were owed to the bank on June 30, 1995. The maximum sales limit available under the agreement, which expires on December 31, 1997, was also reduced during July 1995 to $175,000,000.

At June 30 and March 31, 1995, International and its subsidiaries, had available to them various uncommitted short-term lines of credit from banks totaling $395,316,000 and $373,867,000, respectively. Borrowings against these lines of credit at June 30 and March 31, 1995 were $145,119,000 and
$63,025,000, respectively.   In addition, The

Babcock & Wilcox Company had available to it a $128,000,000 unsecured and committed revolving line of credit facility. It is a condition to borrowing under this revolving credit facility that the borrower's consolidated net
tangible assets exceed a certain level.   There were no borrowings outstanding
against this facility at June 30 and March 31, 1995. Delta Catalytic Corporation had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,600,000 which expires on May 31, 1997. At June 30 and March 31, 1995 borrowings outstanding against this facility were $10,950,000 and $7,420,000, respectively. JRM had available to it a $150,000,000 unsecured and committed revolving credit facility of which
$80,000,000 was outstanding at June 30, 1995.   JRM is restricted, as a result
of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. As approximately $50,000,000 of its net assets were not subject to this restriction, it is not expected to impact JRM's ability to make preferred dividend payments.

McDermott International maintains an investment portfolio of government obligations and other investments which is classified as available for sale
under Statement of Financial Accounting Standards No. 115.    The fair value of
short- term investments and the long-term portfolio at June 30, 1995 was
$470,210,000 (amortized cost $471,852,000).   At June 30, 1995, approximately
$148,135,000 fair value of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements. In addition, McDermott International had obligations of $75,783,000 under short-term repurchase agreements which were secured by government obligations with a fair value of $76,011,000 at June 30, 1995.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1995, substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on International's liquidity.

Working capital increased $219,607,000 from a deficit of $40,790,000 at March 31, 1995 to $178,817,000 at June 30, 1995. During the remainder of fiscal year 1996, McDermott International expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, its short-term investment portfolio, and additional borrowings from existing lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott International's liquidity or capital resources.

McDermott International has provided a valuation allowance for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences, and, if necessary, the implementation of tax planning strategies involving sales and sale/leasebacks of appreciated assets. A major uncertainty that affects the ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

                                    PART II

                         McDERMOTT INTERNATIONAL, INC.

                               OTHER  INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibit 11 - Calculation of Earnings (Loss) Per Common and Common Equivalent Share - Page 25

              (b)  Reports on Form 8-K



Signatures

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            McDERMOTT INTERNATIONAL, INC.
                                                    (REGISTRANT)





      Date: 8/14/95                     By: s/ Daniel R. Gaubert
           --------                             (SIGNATURE)


                                            Daniel R. Gaubert
                                            Vice President, Finance
                                            and Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  11         Computation of Income per Share

  27         Financial Data Schedule
