Form 10-Q
period 1995-09-30
MCDERMOTT INTERNATIONAL INC
filed 1995-11-14
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1995

                                       OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                to
                               --------------    --------------
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


                       Yes   [X]               No [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of October 30, 1995 was 54,350,588.

          M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

                       I N D E X  -  F O R M   1 0 - Q

                                                                                                               PAGE
                                                                                                               ----

PART I - FINANCIAL INFORMATION
------------------------------

    Item 1 - Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheet
             September 30, 1995 and March 31, 1995                                                              4

           Condensed Consolidated Statement of Income (Loss)
             Three Months Ended and Six Months Ended
             September 30, 1995 and September 30, 1994                                                          6

           Condensed Consolidated Statement of Cash Flows
             Six Months Ended September 30, 1995 and September 30, 1994                                         8

           Notes to Condensed Consolidated Financial Statements                                                10

    Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                               14


PART II - OTHER INFORMATION
---------------------------

    Item 6 - Exhibits and Reports on Form 8-K                                                                  28

SIGNATURES                                                                                                     29

    Exhibit 11 - Calculation of Earnings (Loss) Per
                 Common and Common Equivalent Share                                                            31


                                     PART I

                         McDERMOTT INTERNATIONAL,  INC.




                             FINANCIAL INFORMATION





            Item 1.     Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995

                                    ASSETS

                                                                                    9/30/95             3/31/95
                                                                                    -------             -------
                                                                                  (Unaudited)
                                                                                         (In thousands)
Current Assets:
  Cash and cash equivalents                                               $         107,554     $       85,909
  Short-term investments                                                             70,606            132,691
  Accounts receivable - trade                                                       543,757            475,861
  Accounts receivable - unconsolidated affiliates                                   102,372             75,709
  Accounts receivable - other                                                        99,688            104,155
  Insurance recoverable - current                                                   114,600            111,188
  Contracts in progress                                                             343,822            279,016
  Inventories                                                                        70,046             64,044
  Deferred income taxes                                                              67,680             76,863
  Other current assets                                                               42,008             45,131
--------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                     1,562,133          1,450,567
--------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:                                           2,252,559          2,237,018
  Less accumulated depreciation                                                   1,363,394          1,337,341
--------------------------------------------------------------------------------------------------------------

         Net Property, Plant and Equipment                                          889,165            899,677
--------------------------------------------------------------------------------------------------------------

Investments:
  Government obligations                                                            158,222            383,023
  Other investments                                                                 146,379            199,379
--------------------------------------------------------------------------------------------------------------

         Total Investments                                                          304,601            582,402
--------------------------------------------------------------------------------------------------------------

Insurance Recoverable                                                               680,916            750,219
--------------------------------------------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $112,228,000 at September 30, 1995
  and $96,405,000 at March 31, 1995                                                 363,534            381,491
--------------------------------------------------------------------------------------------------------------

Prepaid Pension Costs                                                               298,001            277,814
--------------------------------------------------------------------------------------------------------------

Other Assets                                                                        430,340            409,500
--------------------------------------------------------------------------------------------------------------

    TOTAL                                                                 $       4,528,690     $    4,751,670
==============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    9/30/95             3/31/95
                                                                                    -------             -------
                                                                                  (Unaudited)
                                                                                        (In thousands)

Current Liabilities:
  Notes payable and current
       maturities of long-term debt                                          $      363,785     $       407,586
   Accounts payable                                                                 281,183             286,219
   Environmental and products liabilities - current                                 156,264             133,280
   Accrued employee benefits                                                        102,029             104,883
   Accrued liabilities - other                                                      281,377             326,688
   Advance billings on contracts                                                    153,458             180,018
   U.S. and foreign income taxes                                                     36,757              52,683
---------------------------------------------------------------------------------------------------------------

       Total Current Liabilities                                                  1,374,853           1,491,357
---------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                      579,672             579,101
---------------------------------------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation                                       397,425             393,744
---------------------------------------------------------------------------------------------------------------

Environmental and Products Liabilities                                              810,138             913,939
---------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                   301,432             310,989
---------------------------------------------------------------------------------------------------------------

Contingencies
---------------------------------------------------------------------------------------------------------------

Minority Interest:
  Subsidiary's preferred stocks                                                     179,251             179,251
  Other minority interest                                                           169,206             172,710
---------------------------------------------------------------------------------------------------------------

       Total Minority Interest                                                      348,457             351,961
---------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 Series C $2.875 cumulative
   convertible, par value $1.00 per share,
   (liquidation preference $143,750,000)                                              2,875               2,875
  Common stock, par value $1.00 per share,
    authorized 150,000,000 shares; outstanding
    54,250,587 at September 30, 1995 and
    53,959,597 at March 31, 1995                                                     54,251              53,960
  Capital in excess of par value                                                    939,390             936,134
  Deficit                                                                          (262,392)           (249,061)
  Minimum pension liability                                                            (391)               (391)
  Net unrealized loss on investments                                                   (228)             (8,050)
  Currency translation adjustments                                                  (16,792)            (24,888)
---------------------------------------------------------------------------------------------------------------

       Total Stockholders' Equity                                                   716,713             710,579
---------------------------------------------------------------------------------------------------------------

       TOTAL                                                                 $    4,528,690     $     4,751,670
===============================================================================================================

                         McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                               SEPTEMBER 30, 1995

                                                          THREE                               SIX
                                                       MONTHS ENDED                       MONTHS ENDED
                                                 9/30/95          9/30/94          9/30/95            9/30/94
                                                 -------          -------          -------            -------
                                                                          (Unaudited)
                                                                         (In thousands)
Revenues                                   $     806,756    $     724,065    $    1,623,230    $     1,483,873
--------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)               686,460          627,343         1,397,108          1,273,043
  Depreciation and amortization                   36,660           25,065            70,772             61,983
  Selling, general and
    administrative expenses                       68,168           66,534           135,019            134,195
--------------------------------------------------------------------------------------------------------------

                                                 791,288          718,942         1,602,899          1,469,221
--------------------------------------------------------------------------------------------------------------

Operating Income before Equity
    in Income (Loss) of Investees                 15,468            5,123            20,331             14,652

Equity in Income (Loss) of Investees                 (15)          14,646            33,164             20,948
--------------------------------------------------------------------------------------------------------------

  Operating Income                                15,453           19,769            53,495             35,600
--------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                  8,431           15,744            19,690             26,142
  Interest expense                               (21,376)         (14,101)          (42,914)           (26,940)
  Minority interest                               (5,516)          (1,151)           (9,146)            (5,008)
  Other-net                                        7,988          (15,917)            5,564            (19,936)
--------------------------------------------------------------------------------------------------------------

                                                 (10,473)         (15,425)          (26,806)           (25,742)
--------------------------------------------------------------------------------------------------------------
Income before Provision for (Benefit
  from) Income Taxes and Cumulative
   Effect of Accounting Change                     4,980            4,344            26,689              9,858
Provision for (Benefit from)
   Income Taxes                                   (4,074)           7,606             8,803             10,002
--------------------------------------------------------------------------------------------------------------
Income (Loss) before Cumulative Effect
  of Accounting Change                             9,054           (3,262)           17,886               (144)
Cumulative Effect of Accounting
  Change                                            -                -                -                 (1,765)
--------------------------------------------------------------------------------------------------------------

Net Income (Loss)                          $       9,054    $      (3,262)   $       17,886    $        (1,909)
==============================================================================================================

                                                                       CONTINUED


                                                          THREE                                 SIX
                                                       MONTHS ENDED                         MONTHS ENDED
                                                 9/30/95          9/30/94            9/30/95            9/30/94
                                                 -------          -------            -------            -------
                                                                       (Unaudited)

                                                   (In thousands, except shares and per share amounts)
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK (AFTER PREFERRED
STOCK DIVIDENDS)                           $       6,987    $      (5,329)   $       13,753    $        (6,042)
--------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE (PRIMARY AND FULLY
  DILUTED):

    Income (loss) before cumulative
     effect of accounting change           $        0.13    $       (0.10)   $         0.25    $         (0.08)
    Accounting change                               -                -                 -                 (0.03)
--------------------------------------------------------------------------------------------------------------

      Net income (loss)                    $        0.13    $       (0.10)   $         0.25    $         (0.11)
==============================================================================================================


Weighted average number of
  common and common
  equivalent shares                           54,359,639       53,568,530        54,386,373         53,523,543

CASH DIVIDENDS:

  Per common share                         $        0.25    $        0.25    $         0.50    $          0.50
  Per preferred share                      $        0.72    $        0.72    $         1.44    $          1.44
==============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1995


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                        SIX MONTHS ENDED
                                                                                    9/30/95           9/30/94
                                                                                    -------           -------
                                                                                          (Unaudited)

                                                                                         (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                            $       17,886      $      (1,909)
--------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                                                      70,772             61,983
  Gain on sale and disposal of assets                                                (7,337)              (579)
  Equity in income of investees,
    less dividends                                                                   15,431             19,179
  Provision for (benefit from) deferred taxes                                        (1,719)            44,488
  Other                                                                               2,438              5,500
  Changes in assets and liabilities:
      Accounts receivable                                                          (103,538)           (11,864)
      Net contracts in progress and advance billings                                (89,911)           (55,184)
      Accounts payable                                                               (6,089)           (79,192)
      Accrued liabilities                                                           (45,526)           (17,252)
      Income taxes                                                                  (12,464)           (51,657)
      Other, net                                                                    (28,110)           (14,693)
Proceeds from insurance for products liabilities claims                              49,305             53,823
Payments of products liabilities claims                                             (74,112)           (61,557)
--------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (212,974)          (108,914)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of minority interest in Delta Catalytic Corporation                      (6,527)              -
Proceeds from the sale and disposal of assets                                        17,908                889
Purchases of property, plant and equipment                                          (38,666)           (47,149)
Investment in asset held for lease                                                   (9,802)              -
Purchases of short and long-term investments                                       (304,920)          (322,510)
Sales of short and long-term investments                                            652,904            325,190
Investments in equity investees                                                      (4,609)            (4,933)
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 306,288           (48,513)
--------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                        SIX MONTHS ENDED
                                                                                    9/30/95          9/30/94
                                                                                    -------          -------
                                                                                          (Unaudited)
                                                                                         (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                                    $     (163,047)     $     (9,587)
Issuance of long-term debt                                                           13,240             -
Increase in short-term borrowing                                                    108,304           172,217
Dividends paid                                                                      (31,142)          (30,863)
Repurchase of subsidiary's preferred stock                                             -              (16,753)
Other                                                                                   979              (538)
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (71,666)          114,476
-------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                 (3)            1,271
-------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 21,645           (41,680)
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     85,909           133,809
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $      107,554      $     92,129
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                                      $       47,175      $     35,040
   Income taxes (net of refunds)                                             $       29,934      $     25,844
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for a favorable insurance adjustment ($12,000,000 or $0.22 per share) in the three and six months ended September 30, 1995; a gain resulting from the sale of two power purchase contracts ($20,047,000 net of tax of $10,565,000, or $0.37 per share) included in the six months ended September 30, 1995; a loss related to the reduction of estimated products liability claim recoveries from insurers ($14,478,000 or $0.27 per share) included in the three and six months ended September 30, 1994; a reduction in accrued interest expense ($5,600,000 and $11,300,000, or $0.10 and $0.21 per share, respectively) due to the settlement of outstanding tax issues included in the three and six months ended September 30, 1994; and accelerated depreciation on certain marine equipment ($4,314,000 or $0.08 per share), a reduction in accrued interest expense ($3,705,000 net of tax of $1,995,000, or $0.07 per share) due to settlement of an outstanding tax issue with the IRS, and the cumulative effect of the accounting change for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" included in the six months ended September 30, 1994. Operating results for the three and six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott International, Inc.'s annual report on Form 10-K for the year ended March 31, 1995.

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

NOTE 2 - PRODUCTS LIABILITY

At September 30, 1995, the estimated liability for pending and future non-employee products liability asbestos claims was $921,836,000 (of which less than $240,000,000 had been asserted) and estimated insurance recoveries were $795,516,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 3 - INVENTORIES

Consolidated inventories at September 30, 1995 and March 31, 1995 are summarized below:

                                                         September 30,                         March 31,
                                                              1995                               1995
                                                         -------------                         ---------
                                                                         (In thousands)
Raw Materials and Supplies                            $       44,332                      $       38,570
Work in Progress                                              15,787                              15,341
Finished Goods                                                 9,927                              10,133
--------------------------------------------------------------------------------------------------------

                                                      $       70,046                      $       64,044
========================================================================================================

NOTE 4 - SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The combined financial results of McDermott International's equity investments in HeereMac and McDermott-ETPM West, Inc. are summarized below. These ventures were significant as defined by applicable SEC regulations in fiscal year 1995. The following summarizes the combined income statements:

                                                                   THREE                               SIX
                                                                MONTHS ENDED                       MONTHS ENDED
                                                            9/30/95       9/30/94            9/30/95         9/30/94
                                                            -------       -------            -------         -------
                                                                                  (In thousands)

Revenues                                              $      126,104   $       186,860    $      318,023  $      424,145
------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                               $       (1,274)  $        18,913    $        4,338  $       19,769
------------------------------------------------------------------------------------------------------------------------

Income (Loss) before Income Taxes                     $         (200)  $        22,768    $       10,011  $       28,356
Provision for (Benefit from) Income Taxes                     (1,355)             (342)              318            (892)
------------------------------------------------------------------------------------------------------------------------

Net Income                                            $        1,155   $        23,110    $        9,693  $       29,248
========================================================================================================================

Equity in Net Income                                  $          891   $        11,504    $        4,873  $       14,555
========================================================================================================================




NOTE 5 - SALE OF POWER PURCHASE CONTRACTS

During the June 1995 quarter, McDermott International, Inc.'s Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro 50% owned partnerships sold power purchase contracts back to the local utility which had previously entered into agreements with the partnerships to purchase power, and recognized a gain of $61,324,000. McDermott International's equity in earnings of these partnerships was $25,000 and $32,865,000 [including its share of the gain] for the three and six months ended September 30, 1995.

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

NOTE 7 - OTHER AGREEMENTS

During June 1995, McDermott International and Delta Catalytic Corporation ("DCC") of Calgary, Alberta, concluded an agreement which accelerated McDermott International's purchase of the remaining portion of DCC from fiscal year 1997
to June 1995.   During June 1993, McDermott International had acquired a
controlling interest in DCC in the first step of a two step transaction. DCC provides engineering, procurement, construction and maintenance services to industries worldwide; including oil, gas, marine construction and hydrocarbon processing. Also during the June 1995 quarter, substantially all of the agreements required to restructure the JRM and ETPM joint venture were finalized, but are still subject to any necessary government approvals or authorizations. The agreements expand the joint venture into the Far East, the Mediterranean Sea, and all of Africa, give ETPM S.A. a minority interest in a new JRM subsea company, and give JRM a minority interest in a new ETPM company. Neither of these transactions are significant as defined by applicable SEC regulations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Beginning with the June 1995 quarter, management's discussion of revenues and operating income is presented on a business unit basis as follows: J. Ray McDermott, S.A. ("JRM") business unit (includes the results of operations of the marine construction services business); B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups); and Engineering, Construction and Industrial Operations business unit (includes the Engineering and Construction Group, and Shipbuilding and Industrial Group). Other business unit revenues includes eliminations between business units; and Other business unit loss includes certain expenses, primarily employee benefit and insurance programs, and marketing and legal costs, that are not allocated to the business units. For the three and six months ended September 30, 1994, the results of businesses disposed of during the fiscal year 1995 are included in Other revenues and business unit loss. Prior year information has been reclassified to conform with the September 30, 1995 presentation.


                                                        THREE                                 SIX
                                                     MONTHS ENDED                         MONTHS ENDED
                                               9/30/95         9/30/94              9/30/95          9/30/94
                                               -------         -------              -------          -------
                                                                      (In thousands)
REVENUES

J. Ray McDermott, S.A.                     $      355,957    $     279,322     $       667,760  $       558,368
B&W Operations                                    313,341          320,092             630,979          610,717
Engineering, Construction and
   Industrial Operations                          162,825          172,885             368,346          386,130
Other (including Transfer Eliminations)           (25,367)         (48,234)            (43,855)         (71,342)
---------------------------------------------------------------------------------------------------------------

   TOTAL REVENUES                          $      806,756    $     724,065     $     1,623,230  $     1,483,873
===============================================================================================================

                                                           THREE                               SIX
                                                       MONTHS ENDED                        MONTHS ENDED
                                                  9/30/95         9/30/94             9/30/95         9/30/94
                                                  -------         -------             -------         -------
                                                                          (In thousands)
OPERATING INCOME
Business Unit Income (Loss):

  J. Ray McDermott, S.A.                   $       20,729      $    24,463         $   35,371       $   41,290
  B&W Operations                                    6,680            6,390             11,951           16,693
  Engineering, Construction and
    Industrial Operations                         (11,579)         (10,595)           (16,161)         (15,934)
  Other                                             6,683           (6,585)             3,548          (11,120)
--------------------------------------------------------------------------------------------------------------

  TOTAL BUSINESS UNIT INCOME                       22,513           13,673             34,709           30,929
--------------------------------------------------------------------------------------------------------------

Equity in Income (Loss) of Investees:

  J. Ray McDermott, S.A.                           (1,903)          11,463             (2,801)          14,430
  B&W Operations                                    1,758            1,116             35,841            3,936
  Engineering, Construction and
    Industrial Operations                             130              573                124            1,088
  Other                                              -               1,494                -              1,494
--------------------------------------------------------------------------------------------------------------

  TOTAL EQUITY IN INCOME (LOSS)
    OF INVESTEES                                      (15)          14,646             33,164           20,948
--------------------------------------------------------------------------------------------------------------

Corporate G&A Expense                              (7,045)          (8,550)           (14,378)         (16,277)
--------------------------------------------------------------------------------------------------------------

  TOTAL OPERATING INCOME                   $       15,453      $    19,769         $   53,495       $   35,600
==============================================================================================================



RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30, 1994


JRM's revenues increased $76,635,000 to $355,957,000 primarily due to higher purchased engineered equipment and subcontract activities in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic, and higher revenues in North America. These increases were partially offset by lower revenues in the Far East.

B&W Operations' revenues decreased $6,751,000 to $313,341,000 primarily due to lower revenues from the Power Generation Group's fabrication of fossil fuel steam and environmental control systems, and industrial boilers in the U.S. These decreases were partially offset by higher revenues from replacement nuclear steam generators and Canadian nuclear services. In addition, the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components) had higher revenues.

Engineering, Construction and Industrial Operations' revenues decreased $10,060,000 to $162,825,000 primarily due to lower revenues from the Engineering and Construction Group's construction, repair and alteration of utility and industrial boilers in the U.S. and the Shipbuilding and Industrial Group's shipyard operations. These decreases were partially offset by higher revenues from the Engineering and Construction Group's maintenance and engineering activities in Canada.

JRM's business unit income decreased $3,734,000 to $20,729,000 primarily due to lower volume in the Far East this year and the completion of higher profit margin contracts in both the Far East and Middle East in the prior period. These decreases were partially offset by higher volume and margins on North American fabrication activities and higher volume and margins on North Sea engineering and offshore activities.

B&W Operations' business unit income increased $290,000 to $6,680,000. Improved margins from the Power Generation Group's fabrication of fossil fuel steam and environmental control systems were offset by lower volume and margins from the fabrication of industrial boilers in the U.S. In addition, there was higher volume and margins from the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components). These were partially offset by lower volume and margins from nuclear fuel assemblies and reactor components for the U.S. Government.

Engineering, Construction and Industrial Operations' business unit loss increased $984,000 to $11,579,000 primarily due to lower volume and margins from the Engineering and Constructions Group's construction, repair and alteration of utility and industrial boilers in the U.S., including cost overruns on the completion of a contract for one U.S.
customer.   This increase was partially offset by improved margins from the
Shipbuilding and Industrial Group's shipyard operations.

Other business unit income increased $13,268,000 from a loss of $6,585,000 to income of $6,683,000 primarily due to a favorable insurance adjustment of $12,000,000 in the current year and the inclusion of losses in the prior year of businesses that were disposed of during fiscal 1995.

JRM's equity in income (loss) of investees decreased $13,366,000 from income of $11,463,000 to a loss of $1,903,000. Both the HeereMac and McDermott-ETPM West, Inc. joint ventures performed at lower levels than in the previous year. The revenues of these two joint ventures declined from $186,860,000 to $126,104,000. HeereMac declined primarily in the U.S. Gulf and the Far East. McDermott-ETPM West, Inc. declined in the North Sea, partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $11,504,000 to $891,000. HeereMac's equity income decreased as a result of reduced volume and reduced margins. McDermott-ETPM West, Inc.'s equity income also decreased as a result of reduced volume and
reduced margins, but the decrease was not as severe.   Both joint ventures are
expected to remain at low levels through 1997. The remaining decrease in equity in income (loss) of investees is due to losses incurred by several foreign joint ventures which were acquired as part of the merger with Offshore Pipelines, Inc.

B&W Operations' equity in income of investees increased $642,000 to $1,758,000 primarily due to the Power Generations Group's provision for loss on discontinuing a domestic joint venture in the prior year, partially offset by lower operating results in two foreign joint ventures this year.

Other business unit equity in income of investees includes the results of the CMM Mexican joint venture which was not a part of JRM's marine construction business in the prior period.

Interest income decreased $7,313,000 to $8,431,000, primarily due to decreases in investments in government obligations and other investments in the current period and income recognized in the prior period on a receivable from an equity investee and settlement of an interest claim on certain foreign tax refunds.

Interest expense increased $7,275,000 to $21,376,000, primarily due to a reduction in accrued interest of $5,600,000 on proposed tax deficiencies that was recorded in the prior period and changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $4,365,000 to $5,516,000 primarily due to minority shareholder participation in the results of JRM in the current period and in improved operating results of the McDermott-ETPM East joint venture.

Other-net increased $23,905,000 to income of $7,988,000 from expense of $15,917,000. This increase was primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries of $14,478,000 from insurers and higher bank fees and discounts on the sale of certain accounts receivable in the prior period, and gains of $6,551,000 on the disposal of assets in the current period.

The provision for income taxes decreased $11,680,000 from a provision of $7,606,000 to a benefit of $4,074,000, while income before provision for income taxes increased $636,000 to $4,980,000. The decrease in the provision for income taxes was in part due to a reappraisal of liabilities in certain foreign tax jurisdictions and the ability to recognize income tax benefits on losses in the U. S. in the current period which were limited in the prior period. In addition, McDermott International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate. As a result of these factors, the income tax benefit was 82% of pretax income for the three months ended September 30, 1995 compared to a provision for income taxes of 175% of pretax income for the three months ended September 30, 1994.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1995 VS. SIX MONTHS ENDED SEPTEMBER 30, 1994


JRM's revenues increased $109,392,000 to $667,760,000 primarily due to higher purchased engineered equipment and subcontract activities in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic, and higher revenues in North America and the Middle East. These increases were partially offset by lower revenues in the Far East.

B&W Operations' revenues increased $20,262,000 to $630,979,000 primarily due to higher revenues from the Power Generation Group's contracts on replacement nuclear steam generators for domestic customers at its Cambridge, Ontario location and on plant enhancement projects. These increases were partially offset by lower revenues from fabrication of fossil fuel steam and
environmental control systems in the U.S.   In addition, the Government
Group's defense and space-related products (other than nuclear fuel assemblies and reactor components) had higher revenues. These were partially offset by lower revenues from nuclear fuel assemblies and reactor components for the U.S. Government.

Engineering, Construction and Industrial Operations' revenues decreased $17,784,000 to $368,346,000 primarily due to lower revenues from the Engineering and Construction Group's construction, repair and alteration of utility and industrial boilers in the U.S., and the Shipbuilding and
Industrial Group's shipyard operations.   These decreases were partially offset
by higher revenues from the Engineering and Construction Group's maintenance and engineering activities in Canada.

JRM's business unit income decreased $5,919,000 to $35,371,000 primarily due to lower volume and margins in the Far East this year and the completion of higher profit margin contracts in both the Far East and Middle East in the prior period. These decreases were partially offset by higher volume and margins on North American fabrication activities, higher volume and margins on North Sea engineering and offshore activities, and the accelerated depreciation of $4,134,000 on certain marine equipment in the Far East in the prior period.

B&W Operations' business unit income decreased $4,742,000 to $11,951,000 primarily due to lower margins from the Power Generation Group's fabrication of industrial boilers in the U.S. This decrease was partially offset by higher volume and margins from replacement nuclear steam generators and plant enhancement projects. In addition, there was higher volume from the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components). This was partially offset by lower volume and margins from nuclear fuel assemblies and reactor components for the U.S. Government.

Engineering, Construction and Industrial Operations' business unit loss increased $227,000 to $16,161,000 primarily due to lower volume and margins from the Engineering and Construction Group's construction, repair and alteration of utility and industrial boilers in the U.S., including cost overruns on the completion of a contract for one U.S. customer, partially offset by improved margins from the Shipbuilding and Industrial Group's shipyard operations.

Other business unit income increased $14,668,000 from a loss of $11,120,000 to income of $3,548,000 primarily due to a favorable insurance adjustment of $12,000,000 in the current year and the inclusion of losses in the prior year of businesses that were disposed of during fiscal 1995.

JRM's equity in income (loss) of investees decreased $17,231,000 from income of $14,430,000 to a loss of $2,801,000. Both the HeereMac and McDermott-ETPM West, Inc. joint ventures performed at lower levels than in the previous year. The revenues of these two joint ventures declined from $424,145,000 to $318,023,000. HeereMac declined primarily in the U.S. Gulf and Australia. McDermott-ETPM West, Inc. declined in the North Sea, partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $14,555,000 to $4,873,000. McDermott-ETPM West, Inc.'s equity income decreased as a result of reduced volume and reduced margins. HeereMac's equity income also decreased as a result of reduced volume and reduced margins, but the decrease was not as severe. Both joint ventures are expected to remain at low levels through 1997. Equity in income (loss) of investees also decreased due to foreign currency transaction losses of the CMM Mexican joint venture (which was not a part of JRM's marine construction business in the prior year) and losses incurred by several foreign joint ventures which were acquired as part of the merger with Offshore Pipelines, Inc.

B&W Operations' equity in income of investees increased $31,905,000 to $35,841,000 primarily due to the Power Generation Group's sale of power purchase contracts back to a local utility this year and a provision for a loss on discontinuing a domestic joint venture in the prior period.

Other business unit equity in income of investees includes the results of the CMM Mexican joint venture which was not a part of JRM's marine construction business in the prior year.

Interest income decreased $6,452,000 to $19,690,000, primarily due to decreases in investments in government obligations and other investments in the current year and income recognized in the prior year on a receivable from an equity investee and settlement of an interest claim on certain foreign tax refunds.

Interest expense increased $15,974,000 to $42,914,000, primarily due to a reduction in accrued interest of $11,300,000 on proposed tax deficiencies that was recorded in the prior year and changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $4,138,000 to $9,146,000 primarily due to minority shareholder participation in the operating results of JRM in the current year.

Other-net increased $25,000,000 to income of $5,564,000 from expense of $19,936,000. This increase was primarily due a loss related to the reduction of estimated products liability asbestos claim recoveries of $14,478,000 from insurers and losses on the sale of investments in the prior period, and gains of $7,337,000 on the disposal of assets in the current year.

The provision for income taxes decreased $1,199,000 to $8,803,000, while income before provision for income taxes and cumulative effect of accounting change increased $16,831,000 to $26,689,000. The decrease in the provision for income taxes was in part due to a reappraisal of liabilities in certain foreign tax jurisdictions and the ability to recognize income tax benefits on losses in the U.S. in the current period
which were limited in the prior period.   In addition, McDermott International
operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 33% of pretax income for the six months ended September 30, 1995 compared to a provision for income taxes of 101% of pretax income for the six months ended September 30, 1994.

Net income increased $19,795,000 from a net loss of $1,909,000 to income of $17,886,000 reflecting the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," of $1,765,000 in the prior year, in addition to the other items mentioned above.

Backlog

                                                                   9/30/95                           3/31/95
                                                                   -------                           -------
                                                                                  (In thousands)
Business Unit Backlog:

J. Ray McDermott, S.A.                                      $      834,934                    $    1,002,968
B&W Operations                                                   1,890,932                         1,952,580
Engineering, Construction
  and Industrial Operations                                        512,610                           623,719
Other (including Transfer Eliminations)                           (104,165)                         (105,435)
------------------------------------------------------------------------------------------------------------
  TOTAL BACKLOG                                             $    3,134,311                    $    3,473,832
============================================================================================================


JRM's backlog at September 30, 1995 and March 31, 1995 was $834,934,000 and $1,002,968,000, respectively. Not included in JRM's backlog at September 30, 1995 and March 31, 1995 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $1,208,000,000 and $922,000,000, respectively. JRM's markets are expected to be at low levels during fiscal 1996. The overcapacity of marine equipment worldwide will continue to result in a competitive environment and put pressure on profit margins.

B&W Operations' backlog at September 30, 1995 was $1,890,932,000 compared to $1,952,580,000 at March 31, 1995. B&W Operations' foreign markets for industrial and utility boilers are expected to remain strong as well as the U.S. market for replacement nuclear steam generators. Domestic utility markets remain weak. At September 30, 1995 this business unit's backlog with the U.S. Government was $703,943,000 (of which $105,876,000 had not been funded). U.S. Government budget reductions have negatively affected this business unit's government operations.

Engineering, Construction and Industrial Operations' backlog at September 30, 1995 was $512,610,000 compared to $623,719,000 at March 31, 1995. The current competitive economic environment in the U.S. has negatively affected demand for its construction activities. At September 30, 1995 this business unit's backlog with the U.S. Government was $60,074,000 (of which $5,717,000 had not been funded).

Liquidity and Capital Resources

During the six months ended September 30, 1995, McDermott International's cash and cash equivalents increased $21,645,000 to $107,554,000 and total debt decreased $43,230,000 to $943,457,000. During this period, McDermott International used cash of $212,974,000 in operating activities; $163,047,000 for repayment of long-term debt; $38,666,000 for additions to property, plant and equipment; and $31,142,000 for dividends on International's common and preferred stock. During the six months ended September 30, 1995, McDermott International sold approximately $348,000,000 of its investments to repay outstanding short-term debt obligations.

Increases in accounts receivable are primarily due to a reduction of approximately $53,000,000 of qualified accounts receivable sold under the terms of an agreement with a U.S. bank. Increases in net contracts in progress and advance billings were primarily due to the timing of billings in contracts performed on the Foinaven Development program and in the Far East. The reduction in accrued liabilities included settlement of liabilities assumed during the acquisition of Offshore Pipelines, Inc.

Pursuant to an agreement with a majority of its principal insurers, McDermott International negotiates and settles products liability asbestos claims from
non-employees and bills these amounts to the appropriate insurers.   As a result
of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The number of claims had declined moderately since fiscal year 1990, but has increased during the second half of fiscal year 1995 and the first half of fiscal year 1996. Management believes, based on information currently available, that the recent increase represents an acceleration in the timing of the receipt of these claims, but does not represent an increase in its total estimated liability. The average amount of these claims (historical average of approximately $5,000 per claim over the last three years) has continued to rise. Claims paid during the six months ended September 30, 1995 were $74,112,000, of which $65,891,000 has been recovered or is due from insurers. At September 30, 1995, receivables of $51,511,000 were due from insurers for reimbursement of settled claims. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect on McDermott International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott International's expenditures for property, plant and equipment decreased $8,483,000 to $38,666,000 for the six months ended September 30, 1995 compared with the same period last year. These expenditures included $8,669,000 for installation of a new pipe reel system on a marine barge. In addition to expenditures for property, plant and equipment, McDermott International expended $9,802,000 in the six months ended September 30, 1995 for the conversion of a barge to a floating production unit which upon completion will be leased to a third party. The barge conversion is financed by a $16,700,000 note, payable in 30 monthly installments beginning with the completion of the conversion. Interest is at Libor plus 2%. There
were no borrowings against this facility at September 30, 1995.   In November
1995, the outstanding borrowings against this facility were $10,724,000.

At September 30, and March 31, 1995, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $122,000,000 and $175,000,000,
respectively, under the terms of an agreement with a U.S. bank.   The maximum
sales limit available under the agreement was reduced during the period from $225,000,000 to $175,000,000. During November 1995, The Babcock & Wilcox Company and the bank amended the agreement to provide for an annual renewal of the program.

At September 30, and March 31, 1995, International and its subsidiaries, had available to them various uncommitted short-term lines of credit totaling $401,854,000 and $373,867,000, respectively. Borrowings by McDermott International against these lines of credit at September 30 and March 31, 1995 were $198,347,000 and $63,025,000, respectively. In addition, The Babcock & Wilcox Company had available to it an unsecured and committed revolving credit facility. During the quarter ended September 30, 1995, the facility was amended to increase the commitment to $150,000,000 and to extend the agreement to March 31, 1999. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant
requirements.   There were no borrowings outstanding against this facility at
September 30 and March 31, 1995. Delta Catalytic Corporation had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,925,000 which expires on May 31, 1997. At September 30 and March 31, 1995, borrowings outstanding against this facility were $14,925,000 and $7,420,000, respectively. In October 1995, Delta Catalytic repaid and cancelled this facility and replaced it with two unsecured and uncommitted short-term line of credit facilities aggregating $29,851,000, which are subject to annual renewal. JRM had available to it a $150,000,000 unsecured and committed revolving credit facility of which $80,000,000 was outstanding at September 30, 1995. JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. As approximately $59,000,000 of its net assets were not subject to this restriction, it is not expected to impact JRM's ability to make preferred dividend payments.

McDermott International maintains an investment portfolio of government obligations which is classified as available for sale under SFAS No. 115. The fair value of short-term investments and the long-term portfolio at September 30, 1995 was $375,207,000 (amortized cost $376,098,000). At September 30,
1995, approximately $136,281,000 fair value of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements. In addition, McDermott International had obligations of $45,651,000 under short-term repurchase agreements which were secured by government obligations with a fair value of $47,332,000 at September 30, 1995.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 1995, substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on International's liquidity.

Working capital increased by $228,070,000 from a deficit of $40,790,000 at March 31, 1995 to $187,280,000 at September 30, 1995 reflecting the use of
$278,000,000 of long-term investments to repay short-term debt.   During the
remainder of fiscal year 1996, McDermott International expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, its short-term investment portfolio and additional borrowings from existing lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott International's liquidity nor capital resources.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 also applies to similar assets that are held for disposal, except for the assets of a discontinued operation. McDermott International has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

                                    PART II

                         MCDERMOTT INTERNATIONAL, INC.

                               OTHER INFORMATION




No information is applicable to Part II for the current quarter, except as noted below:


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibit 11 - Calculation of Earnings (Loss) Per Common and Common Equivalent Share - Page 31

                   Exhibit 27 - Financial Data Schedule

              (b)  Reports on Form 8-K

                   There were no current reports on Form 8-K filed during the three months ended September 30, 1995.


Signatures

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            McDERMOTT INTERNATIONAL, INC.
                                            -----------------------------
                                                    (REGISTRANT)





      Date: 11/10/95                   By: s/ Daniel R. Gaubert
            --------                       -----------------------------------
                                                   (SIGNATURE)

                                            Daniel R. Gaubert
                                            Vice President, Finance
                                            and Controller

                                 EXHIBIT INDEX


 EXHIBIT NO.                      DESCRIPTION
 -----------                      -----------
      11          - Calculation of Earnings (Loss) Per Common and
                    Common Equivalent Share

      27          - Financial Data Schedule
