Form 10-K/A
period 1995-03-31
MCDERMOTT INTERNATIONAL INC
filed 1995-11-17
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              F O R M  1 0 - K/A-3


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

Commission File Number 1-8430

                         McDERMOTT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           REPUBLIC OF PANAMA                                72-0593134
--------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

           1450 POYDRAS STREET
         NEW ORLEANS, LOUISIANA                              70112-6050
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

       Registrant's Telephone Number, including area code (504) 587-5400

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of each Exchange
            Title of each class                           on which registered
            -------------------                           -------------------
  Common Stock, $0.01 par value                         New York Stock Exchange
   Rights to Purchase Common Stock                      New York Stock Exchange
(Currently Traded with Common Stock)

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

                      DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the 1995 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

                         McDERMOTT INTERNATIONAL, INC.

                                     INDEX



                                                                                  PAGE
                                                                                  ----
SIGNATURE OF REGISTRANT
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                 23

Exhibit
Number                       Description
------                       -----------

22            Significant Subsidiaries of the Registrant                           89










                           SIGNATURE OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                McDERMOTT INTERNATIONAL, INC.
                                                -----------------------------
                                                        (REGISTRANT)


                                                By:  /s/ Daniel R. Gaubert
                                                    -------------------------
                                                     Daniel R. Gaubert
                                                     Vice President, Finance
                                                     and Controller


November 15, 1995

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


Power Generation Systems and Equipment's equity in income of investees decreased $3,668,000 to $8,364,000. This represents the results of approximately fifteen active joint ventures, ranging from equity income of $3,700,000 to equity loss of $2,800,000. As such, these investees are individually relatively small. The decrease was primarily due to a discontinued domestic venture which engaged in simulation training and lower operating results from a Chinese venture engaged in boiler manufacturing. In aggregate, there are no expected near-term trends.

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

As discussed (see Item 1F - Insurance), provisions for estimated future costs for non-employee products liability asbestos claims have been recognized for financial reporting purposes during fiscal years 1995 and 1994 (see Notes 1 and 10 to the consolidated financial statements and the discussion of Other-net expense and Liquidity below). Inherent in the estimate of these liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled.

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


Marine Construction Services' equity in income of investees decreased $82,340,000 to $25,488,000. Both the HeereMac and McDermott-ETPM West, Inc. joint ventures performed at lower levels than in the previous year, as several large contracts were completed in fiscal 1994. The revenues of these two joint ventures declined from $895,666,000 to $656,490,000. Most of the HeereMac decline was in the North Sea. McDermott-ETPM West, Inc. also declined in the North Sea, but this was partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $106,783,000 to $24,759,000. HeereMac's equity income decreased as a result of the reduced volume and reduced margins. McDermott-ETPM West, Inc.'s equity income also decreased as a result of the reduced volume, but the decrease was not as severe. McDermott-ETPM West, Inc. also had a loss provision of approximately $7,500,000 on a major North Sea contract. Together these two significant investees accounted for 97% of equity in earnings of investees. No other venture contributed significantly to the decline. Both joint ventures are expected to remain at low levels in fiscal 1996 and 1997.



Backlog for this segment at March 31, 1995 and 1994 was $1,510,117,000 (including $46,396,000 from the acquisition of OPI) and $1,054,142,000, respectively. Not included in backlog at March 31, 1995 and 1994 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $1,014,000,000 and $840,000,000, respectively.



The activity of the Marine Construction Services' segment (including its significant investees) depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and local and international political and economic conditions.



Oil company exploration and production budgets in calendar year 1995 are moderately higher than 1994 expenditures. Both domestic and international areas are expected to increase, although domestic will rise at a slower rate. World oil prices in calendar year 1994 were below those in 1993. This has had a negative impact on near term marine construction activities. World oil prices in calendar year 1995 are expected to be somewhat higher than those in 1994. The composite spot price for natural gas in the United States was substantially lower in calendar year 1994 than in 1993 and has continued to decline. This segment's markets are expected to be at relatively low levels, and during fiscal year 1996, the overcapacity of marine equipment will continue to result in a competitive environment and put pressure on profit margins, including those of the two significant investees.


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


Power Generation Systems and Equipment's equity in income of investees increased $3,341,000 to $12,032,000. This represents the results of approximately fifteen active joint ventures, individually relatively small. The increase was primarily due to increased volume and improved margins in domestic ventures which own and operate a congeneration plant and two small power plants. There was also increased volume in a Chinese venture engaged in boiler manufacturing, but this was partially offset by reduced volume in an Indonesian venture also engaged in boiler manufacturing.


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


Marine Construction Services' equity in income of investees increased $22,461,000 to $107,828,000. Improved results of the HeereMac joint venture were partially offset by lower results of the McDermott-ETPM West, Inc. joint venture. HeereMac's equity income increased significantly based on improved margins resulting from decreased project and operating expenses. McDermott-ETPM West, Inc.'s equity income declined based primarily on reduced volume in the North Sea and West Africa. Together these two significant investees accounted for 99% of equity in earnings of investees. No other venture significantly contributed to the increase.


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


Other-net decreased $14,562,000 to a loss of $4,365,000 from income of $10,197,000. This decrease was primarily due to gains on the sale of interests in two commercial nuclear joint ventures, a foreign marine asset casualty gain and gains on the sale of nineteen tugboats, all in the prior period.

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

                               INDEX TO EXHIBITS


 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
       22                   Significant Subsidiaries of the Registrant