Form 10-Q
period 1995-12-31
MCDERMOTT INTERNATIONAL INC
filed 1996-02-14
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 1995

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


                           Yes    [X]               No   [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of January 30, 1996 was 54,470,377.

           M c D E R M O T T   I N T E R N A T I O N A L,   I N C.

                       I N D E X  -  F O R M   1 0 - Q

                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION
------------------------------


    Item 1 - Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheet
             December 31, 1995 and March 31, 1995                                                        4

           Condensed Consolidated Statement of Income
             Three Months Ended and Nine Months Ended
             December 31, 1995 and December 31, 1994                                                     6

           Condensed Consolidated Statement of Cash Flows
             Nine Months Ended December 31, 1995 and December 31, 1994                                   8

           Notes to Condensed Consolidated Financial Statements                                         10


    Item 2 -  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                                                     14


PART II - OTHER INFORMATION
---------------------------

    Item 6 - Exhibits and Reports on Form 8-K                                                           29

SIGNATURES                                                                                              30

    Exhibit 11 - Calculation of Earnings Per Common
                   and Common Equivalent Share                                                          31

                                    PART I

                        McDERMOTT INTERNATIONAL,  INC.




                            FINANCIAL INFORMATION





Item 1.     Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1995

                                     ASSETS

                                                                                12/31/95             3/31/95
                                                                                --------             -------
                                                                               (Unaudited)
                                                                                      (In thousands)
Current Assets:
  Cash and cash equivalents                                               $         115,083     $        85,909
  Short-term investments                                                             63,789             132,691
  Accounts receivable - trade                                                       505,701             475,861
  Accounts receivable - unconsolidated affiliates                                    95,778              75,709
  Accounts receivable - other                                                       104,728             104,155
  Insurance recoverable - current                                                   114,600             111,188
  Contracts in progress                                                             424,337             279,016
  Inventories                                                                        70,884              64,044
  Deferred income taxes                                                              57,347              76,863
  Other current assets                                                               33,285              45,131
---------------------------------------------------------------------------------------------------------------

         Total Current Assets                                                     1,585,532           1,450,567
---------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:                                           2,181,086           2,237,018
  Less accumulated depreciation and amortization                                  1,350,114           1,337,341
---------------------------------------------------------------------------------------------------------------

         Net Property, Plant and Equipment                                          830,972             899,677
---------------------------------------------------------------------------------------------------------------

Investments:
  Government obligations                                                            166,187             383,023
  Other investments                                                                 138,861             199,379
---------------------------------------------------------------------------------------------------------------

         Total Investments                                                          305,048             582,402
---------------------------------------------------------------------------------------------------------------

Insurance Recoverable                                                               642,469             750,219
---------------------------------------------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
  of Purchased Businesses Less Accumulated
  Amortization of $118,746,000 at December 31, 1995
  and $96,405,000 at March 31, 1995                                                 452,016             381,491
---------------------------------------------------------------------------------------------------------------

Prepaid Pension Costs                                                               295,053             277,814
---------------------------------------------------------------------------------------------------------------

Other Assets                                                                        440,648             409,500
---------------------------------------------------------------------------------------------------------------

    TOTAL                                                                 $       4,551,738     $     4,751,670
===============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                12/31/95             3/31/95
                                                                                --------             -------
                                                                               (Unaudited)
                                                                                        (In thousands)
Current Liabilities:
  Notes payable and current
       maturities of long-term debt                                          $      411,954     $       407,586
   Accounts payable                                                                 272,188             286,219
   Environmental and products liabilities - current                                 157,768             133,280
   Accrued employee benefits                                                         97,091             104,883
   Accrued liabilities - other                                                      318,046             326,688
   Advance billings on contracts                                                    182,239             180,018
   U.S. and foreign income taxes                                                     34,574              52,683
---------------------------------------------------------------------------------------------------------------

       Total Current Liabilities                                                  1,473,860           1,491,357
---------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                      585,276             579,101
---------------------------------------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation                                       399,293             393,744
---------------------------------------------------------------------------------------------------------------

Environmental and Products Liabilities                                              766,997             913,939
---------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                   270,098             310,989
---------------------------------------------------------------------------------------------------------------

Contingencies
---------------------------------------------------------------------------------------------------------------

Minority Interest:
  Subsidiary's preferred stocks                                                     173,301             179,251
  Other minority interest                                                           171,277             172,710
---------------------------------------------------------------------------------------------------------------

       Total Minority Interest                                                      344,578             351,961
---------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 Series C $2.875 cumulative
   convertible, par value $1.00 per share,
   (liquidation preference $143,750,000)                                              2,875               2,875
  Common stock, par value $1.00 per share,
    authorized 150,000,000 shares; outstanding
    54,370,377 at December 31, 1995 and
    53,959,597 at March 31, 1995                                                     54,370              53,960
  Capital in excess of par value                                                    942,862             936,134
  Deficit                                                                          (271,432)           (249,061)
  Minimum pension liability                                                            (391)               (391)
  Net unrealized gain (loss) on investments                                           2,195              (8,050)
  Currency translation adjustments                                                  (18,843)            (24,888)
---------------------------------------------------------------------------------------------------------------

       Total Stockholders' Equity                                                   711,636             710,579
---------------------------------------------------------------------------------------------------------------

       TOTAL                                                                 $    4,551,738     $     4,751,670
===============================================================================================================

                        McDERMOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              DECEMBER 31, 1995

                                                       THREE                               NINE
                                                    MONTHS ENDED                       MONTHS ENDED
                                             12/31/95         12/31/94         12/31/95          12/31/94
                                             --------         --------         --------          --------
                                                                       (Unaudited)
                                                                      (In thousands)
Revenues                                   $     766,538    $     715,525    $    2,389,768    $    2,199,398
-------------------------------------------------------------------------------------------------------------

Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)               645,048          585,506         2,042,156         1,858,549
  Depreciation and amortization                   33,027           23,275           103,799            85,258
  Selling, general and
    administrative expenses                       65,831           66,877           200,850           201,072
-------------------------------------------------------------------------------------------------------------

                                                 743,906          675,658         2,346,805         2,144,879
-------------------------------------------------------------------------------------------------------------

Operating Income before Equity
    in Income of Investees                        22,632           39,867            42,963            54,519

Equity in Income of Investees                     14,798           13,701            47,962            34,649
-------------------------------------------------------------------------------------------------------------

  Operating Income                                37,430           53,568            90,925            89,168
-------------------------------------------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                  8,155           13,657            27,845            39,799
  Interest expense                               (20,993)         (16,619)          (63,907)          (43,559)
  Minority interest                               (6,656)          (4,530)          (15,802)           (9,538)
  Other-net                                       (3,833)          (5,446)            1,731           (25,382)
-------------------------------------------------------------------------------------------------------------

                                                 (23,327)         (12,938)          (50,133)          (38,680)
-------------------------------------------------------------------------------------------------------------

Income before Provision for Income
  Taxes and Cumulative Effect
  of Accounting Change                            14,103           40,630            40,792            50,488
Provision for Income Taxes                         7,497           10,816            16,300            20,818
-------------------------------------------------------------------------------------------------------------
Income before Cumulative Effect
  of Accounting Change                             6,606           29,814            24,492            29,670

Cumulative Effect of Accounting
  Change                                            -               -                 -                (1,765)
-------------------------------------------------------------------------------------------------------------

Net Income                                 $       6,606    $      29,814    $       24,492    $       27,905
=============================================================================================================

                                                                       CONTINUED


                                                       THREE                                NINE
                                                    MONTHS ENDED                         MONTHS ENDED
                                             12/31/95         12/31/94           12/31/95             12/31/94
                                             --------         --------           --------             --------
                                                                    (Unaudited)
                                                (In thousands, except shares and per share amounts)
NET INCOME APPLICABLE TO
COMMON STOCK (AFTER
PREFERRED STOCK DIVIDENDS)                 $       4,540    $      27,748    $       18,293    $       21,706
-------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE (PRIMARY AND FULLY DILUTED):

    Income before cumulative
     effect of accounting change           $        0.08    $        0.51    $         0.34    $         0.43
    Accounting change                               -                -                 -                (0.03)
-------------------------------------------------------------------------------------------------------------

      Net income                           $        0.08    $        0.51    $         0.34    $         0.40
=============================================================================================================

Weighted average number of
  common and common
  equivalent shares                           54,328,182       53,974,434        54,366,976        53,722,217

CASH DIVIDENDS:

  Per common share                         $        0.25    $        0.25    $         0.75    $         0.75
  Per preferred share                      $        0.72    $        0.72    $         2.16    $         2.16
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1995

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                  NINE MONTHS ENDED
                                                                             12/31/95          12/31/94
                                                                             --------          --------
                                                                                    (Unaudited)
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                   $       24,492      $     27,905
--------------------------------------------------------------------------------------------------------------


Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation and amortization                                                     103,799            85,258
  Gain on sale and disposal of assets                                                (5,133)           (1,464)
  Equity in income of investees,
    less dividends                                                                    6,053            26,444
  Provision for deferred taxes                                                        7,199            42,200
  Other                                                                               4,732            10,546
  Changes in assets and liabilities:
      Accounts receivable                                                          (100,704)           18,567
      Net contracts in progress and advance billings                               (138,845)         (140,861)
      Accounts payable                                                              (31,658)          (28,063)
      Accrued liabilities                                                           (24,273)          (45,286)
      Income taxes                                                                  (12,702)          (24,077)
      Other, net                                                                    (43,728)          (18,157)
Proceeds from insurance for products liabilities claims                              84,127            80,550
Payments of products liabilities claims                                            (114,396)          (94,213)
-------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (241,037)          (60,651)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of businesses                                                           (19,610)            -
Proceeds from the sale and disposal of assets                                        41,495            10,398
Purchases of property, plant and equipment                                          (52,503)          (68,317)
Investment in asset held for lease                                                  (26,518)           -
Purchases of short and long-term investments                                       (308,121)         (356,399)
Sales of short and long-term investments                                            667,792           351,133
Other                                                                                 6,148            (9,996)
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 308,683           (73,181)
-------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                    NINE MONTHS ENDED
                                                                                12/31/95         12/31/94
                                                                                --------         --------
                                                                                       (Unaudited)
                                                                                      (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                                    $     (173,272)     $    (18,256)
Issuance of long-term debt                                                           32,291             -
Increase in short-term borrowing                                                    154,323           181,522
Dividends paid                                                                      (46,764)          (46,341)
Repurchase of subsidiary's preferred stock                                           (5,743)          (17,185)
Other                                                                                 1,228              (531)
--------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (37,937)           99,209
--------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                               (535)              687
--------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 29,174           (33,936)
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     85,909           133,809
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $      115,083      $     99,873
==============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                                      $       64,840      $     58,422
   Income taxes (net of refunds)                                             $       34,422      $      5,798
==============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements are presented in U. S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for an adjustment to the Offshore Pipelines, Inc. ("OPI") acquisition preliminary purchase price allocation (see Note 6); favorable worker's compensation cost adjustments ($8,869,000 net of tax of $3,771,000, or $0.16 per share) included in the three and nine months ended December 31, 1995; a favorable insurance adjustment ($12,000,000 or $0.22 per share) and a gain resulting from the sale of two power purchase contracts ($20,047,000 net of tax of $10,565,000, or $0.37 per share) included in the nine months ended December 31, 1995; favorable worker's compensation cost adjustments ($14,886,000, or $0.28 per share) and a reduction in accrued interest expense ($5,000,000 and $16,300,000, or $0.09 and $0.30 per share, respectively) due to the settlement of outstanding tax issues included in the three and nine months ended December 31, 1994; a loss related to the reduction of estimated products liability claim recoveries from insurers ($14,478,000 or $0.27 per share), accelerated depreciation on certain marine equipment ($4,314,000 or $0.08 per share) and the cumulative effect of the accounting change for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" included in the nine months ended December 31, 1994. Operating results for the three and nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott International, Inc.'s annual report on Form 10-K for the year ended March 31, 1995.

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

NOTE 2 - PRODUCTS LIABILITY

At December 31, 1995, the estimated liability for pending and future non-employee products liability asbestos claims was $881,552,000 (of which approximately $200,000,000 had been asserted) and estimated insurance recoveries were $757,069,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 3 - INVENTORIES

Consolidated inventories at December 31, 1995 and March 31, 1995 are summarized below:


                                                        December 31,                          March 31,
                                                            1995                                1995
                                                        ------------                          --------
                                                                         (In thousands)
Raw Materials and Supplies                            $       47,443                      $       38,570
Work in Progress                                              16,013                              15,341
Finished Goods                                                 7,428                              10,133
--------------------------------------------------------------------------------------------------------

                                                      $       70,884                      $       64,044
========================================================================================================



NOTE 4 - SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The combined financial results of McDermott International's equity investments in HeereMac and McDermott-ETPM West, Inc. are summarized below. These ventures were significant as defined by applicable SEC regulations in fiscal year 1995. The following summarizes the combined income statements:

                                                                     THREE                             NINE
                                                                  MONTHS ENDED                     MONTHS ENDED
                                                           12/31/95        12/31/94          12/31/95        12/31/94
                                                           --------        --------          --------        --------
                                                                                  (In thousands)
Revenues                                              $      117,465   $       136,026    $      435,488  $      560,171


Operating Income                                      $        2,084   $        17,400    $        6,422  $       37,169

Income before Income Taxes                            $        7,534   $        22,103    $       17,545  $       50,459
Provision for Income Taxes                                       888             5,070             1,206           4,178
------------------------------------------------------------------------------------------------------------------------

Net Income                                            $        6,646   $        17,033    $       16,339  $       46,281
========================================================================================================================

Equity in Net Income                                  $        3,833   $         8,438    $        8,706  $       22,993
========================================================================================================================

NOTE 5 - SALE OF POWER PURCHASE CONTRACTS

During the June 1995 quarter, McDermott International's Babcock-Ultrapower West Enfield and Babcock-Ultrapower Jonesboro 50% owned partnerships sold power purchase contracts back to the local utility which had previously entered into agreements with the partnerships to purchase power, and recognized a gain of $61,324,000. McDermott International's equity in earnings of these partnerships was $18,000 and $32,883,000 (including its share of the gain) for the three and nine months ended December 31, 1995.

NOTE 6 - ACQUISITIONS

During the December quarter of fiscal 1996, McDermott International recorded adjustments to the OPI preliminary purchase price allocation resulting in an increase of $95,000,000 in excess of cost over fair value of net assets acquired. These adjustments resulted from the completion of certain asset and liability valuations related primarily to joint ventures, property, plant and equipment, and preacquisition contingencies. Additionally, during the December quarter, management completed its assessment of the amortization period for excess of cost over fair value of net assets acquired and determined the amortization period should be 15 years.

During June 1995, McDermott International and Delta Catalytic Corporation ("DCC") of Calgary, Alberta, concluded an agreement which accelerated McDermott International's purchase of the remaining portion of DCC from fiscal year 1997
to June 1995.   During June 1993, McDermott International had acquired a
controlling interest in DCC in the first step of a two step transaction. During November 1995, DCC changed its name to McDermott Engineers & Constructors (Canada) Ltd. ("McDermott Engineers & Constructors"). McDermott Engineers & Constructors provides engineering, procurement, construction and maintenance services to industries worldwide; including oil, gas, marine construction and
hydrocarbon processing.   Neither of these transactions are significant as
defined by applicable SEC regulations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Beginning with the June 1995 quarter, management's discussion of revenues and operating income is presented on a business unit basis as follows: J. Ray McDermott, S.A. ("JRM") business unit (includes the results of operations of the marine construction services business); B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups); and Engineering, Construction and Industrial Operations business unit (includes the Engineering and Construction Group, and Shipbuilding and Industrial Group). Other business unit revenues includes eliminations between business units; and Other business unit loss includes certain expenses, primarily employee benefit and insurance programs, and marketing and legal costs, that are not allocated to the business units. For the three and nine months ended December 31, 1994, the results of businesses disposed of during the fiscal year 1995 are included in Other revenues and business unit loss. Prior year information has been reclassified to conform with the December 31, 1995 presentation.


                                                        THREE                              NINE
                                                     MONTHS ENDED                        MONTHS ENDED
                                              12/31/95        12/31/94            12/31/95         12/31/94
                                              --------        --------            --------         --------
                                                                       (In thousands)
REVENUES

J. Ray McDermott, S.A.                     $      272,236    $     247,190     $       939,996  $       805,558
B&W Operations                                    337,848          327,419             968,827          938,136
Engineering, Construction and
   Industrial Operations                          181,606          179,214             549,952          565,344
Other (including Transfer Eliminations)           (25,152)         (38,298)            (69,007)        (109,640)
---------------------------------------------------------------------------------------------------------------

   TOTAL REVENUES                          $      766,538    $     715,525     $     2,389,768  $     2,199,398
===============================================================================================================

                                                       THREE                                NINE
                                                    MONTHS ENDED                         MONTHS ENDED
                                              12/31/95        12/31/94            12/31/95         12/31/94
                                              --------        --------            --------         --------
                                                                       (In thousands)
OPERATING INCOME
Business Unit Income (Loss):

  J. Ray McDermott, S.A.                   $        7,398      $    25,818         $   42,769       $   67,108
  B&W Operations                                   30,704           20,920             42,655           37,613
  Engineering, Construction and
    Industrial Operations                          (3,661)          (5,063)           (19,822)         (20,997)
  Other                                            (2,788)           8,038                760           (3,082)
-----------------------------------------------------------------------------------------------------------------

  TOTAL BUSINESS UNIT INCOME                       31,653           49,713             66,362           80,642
-----------------------------------------------------------------------------------------------------------------

Equity in Income (Loss) of Investees:

  J. Ray McDermott, S.A.                           12,646            8,414              9,845           22,844
  B&W Operations                                    1,754            3,479             37,595            7,415
  Engineering, Construction and
    Industrial Operations                             398           (1,128)               522              (40)
  Other                                              -               2,936                -              4,430
-----------------------------------------------------------------------------------------------------------------

  TOTAL EQUITY IN INCOME
    OF INVESTEES                                   14,798           13,701             47,962           34,649
-----------------------------------------------------------------------------------------------------------------

Corporate G&A Expense                              (9,021)          (9,846)           (23,399)         (26,123)
-----------------------------------------------------------------------------------------------------------------

  TOTAL OPERATING INCOME                   $       37,430      $    53,568         $   90,925       $   89,168
=================================================================================================================


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1995 VS. THREE MONTHS ENDED DECEMBER 31, 1994


JRM's revenues increased $25,046,000 to $272,236,000 primarily due to higher purchased engineered equipment and subcontract activities in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic, and higher offshore and fabrication activities in North America.

B&W Operations' revenues increased $10,429,000 to $337,848,000 primarily due to higher revenues from the Power Generations Group's contracts for replacement nuclear steam generators for domestic customers manufactured at its Cambridge, Ontario location and on plant enhancement projects. These increases were partially offset by lower revenues from fabrication of fossil fuel steam and environmental control systems. In addition, the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components) had higher revenues.

Engineering, Construction and Industrial Operations' revenues increased $2,392,000 to $181,606,000 primarily due to higher revenues from Engineering and Construction Group's engineering activities in Canada and the U. S. In addition, there were higher revenues from the Shipbuilding and Industrial Group's air-cooled heat exchangers. These increases were partially offset by lower revenues from the Engineering and Construction Group's repair and alteration of utility and industrial boilers in the U.S. and the Shipbuilding and Industrial Group's shipyard operations.

JRM's business unit income decreased $18,420,000 to $7,398,000 primarily due the completion of higher profit margin contracts in the Far East and Middle East in the prior period, and lower operating income on marine activities in North America due to weather downtime and margins on certain contracts. These decreases were partially offset by higher volume and margins on North American fabrication activities.

B&W Operations' business unit income increased $9,784,000 to $30,704,000 primarily due to the Power Generation Group's improved margins on its fossil fuel steam and environmental control systems (including a license buyout agreement of $8,574,000), and on its replacement parts. In addition, there were higher volume and margins from the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components).

Engineering, Construction and Industrial Operations' business unit loss decreased $1,402,000 to $3,661,000 primarily due to improved margins from the Shipbuilding and Industrial Group's shipyard operations and higher volume and margins on air-cooled heat exchangers.  In addition, there was higher volume from the Engineering and
Construction Group's engineering activities in Canada and the U.S.   These
increases were partially offset by lower volume and margins from the Engineering and Construction Group's repair and alteration of utility and industrial boilers in the U. S.

Other business unit income decreased $10,826,000 from income of $8,038,000 to a loss of $2,788,000 primarily due to lower favorable workers' compensation cost adjustments and higher employee benefit expenses.

JRM's equity in income of investees increased $4,232,000 to $12,646,000. This increase was primarily due to including the results of the CMM Mexican joint venture which was not a part of JRM's marine construction services business in the prior period and higher operating activity from the Brown and Root McDermott Fabricators Limited joint venture which was formed in the last quarter of the prior year. These increases were partially offset by lower results from both the HeereMac and McDermott-ETPM West, Inc. joint ventures. The revenues of these two joint ventures declined from $136,026,000 to $117,465,000, primarily in the U. S. Gulf, the Far East and in the North Sea, partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $8,438,000 to $3,833,000 but the decline was not as severe due to a reduction to an anticipated loss on a joint venture contract. While both joint ventures performed at low levels during fiscal
1996, worldwide demand for offshore drilling rigs has increased and has resulted in an increase in these joint venture's backlog.

B&W Operations' equity in income of investees decreased $1,725,000 to $1,754,000 primarily due to the lower operating results in a domestic joint venture.

Engineering, Construction and Industrial Operations equity in income of investees increased $1,526,000 from a loss of $1,128,000 to income of $398,000 primarily due to improved results from a domestic fabrication joint venture and several Canadian joint ventures.

Other business unit equity in income of investees includes the results of the CMM Mexican joint venture which was not a part of JRM's marine construction business in the prior period.

Interest income decreased $5,502,000 to $8,155,000 primarily due to decreases in investments in government obligations and other investments in the current period and income recognized due to the settlement of claims for interest relating to foreign tax refunds and contract claims in the prior period.

Interest expense increased $4,374,000 to $20,993,000 primarily due to a reduction in accrued interest of $5,000,000 on proposed tax deficiencies that was recorded in the prior period and changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $2,126,000 to $6,656,000 primarily due to minority shareholder participation in the results of JRM in the current period and income recognized in the prior period due to McDermott Engineers & Constructors (formerly Delta Catalytic Corporation) losses.

Other-net expense decreased $1,613,000 to $3,833,000. This decrease was primarily due to lower foreign currency transactions losses in the current period and higher bank fees and discounts on the sale of certain accounts receivable in the prior period.

The provision for income taxes decreased $3,319,000 to $7,497,000, while income before provision for income taxes decreased $26,527,000 to $14,103,000. The decrease in the provision for income taxes is primarily due to a decrease in income. In addition, McDermott International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate. As a result of these factors, the provision for income tax was 53% of pretax income for the three months ended December 31, 1995 compared to a provision for income taxes of 27% of pretax income for the three months ended December 31, 1994.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1995 VS. NINE MONTHS ENDED DECEMBER 31, 1994


JRM's revenues increased $134,438,000 to $939,996,000 primarily due to higher purchased engineered equipment and subcontract activities in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic and higher revenues in North America. These increases were partially offset by lower revenues in the Far East.

B&W Operations' revenues increased $30,691,000 to $968,827,000 primarily due to higher revenues from the Power Generation Group's contracts for replacement nuclear steam generators for domestic customers manufactured at its Cambridge, Ontario location and on plant enhancement projects. These increases were partially offset by lower revenues from fabrication of fossil fuel steam and
environmental control systems in the U.S.   In addition, the Government Group's
defense and space-related products (other than nuclear fuel assemblies and reactor components) had higher revenues. These were partially offset by lower revenues from nuclear fuel assemblies and reactor components for the U. S. Government.

Engineering, Construction and Industrial Operations' revenues decreased $15,392,000 to $549,952,000 primarily due to lower revenues from the Engineering and Construction Group's activities relating to the construction, repair and alteration of utility and industrial boilers in the U. S., and from the Shipbuilding and Industrial Group's shipyard operations. These decreases were partially offset by higher revenues from the Engineering and Construction Group's maintenance, construction, and engineering activities in Canada and domestic engineering activities. In addition, there were higher revenues from the Shipbuilding and Industrial Group's air-cooled heat exchangers.

JRM's business unit income decreased $24,339,000 to $42,769,000 primarily due to lower margins because of the completion of higher profit margin contracts in the Far East and the Middle East in the prior period, and lower operating income on marine activities in North America due to weather downtime and margins on certain contracts. These decreases were partially offset by higher volume and margins on North American fabrication activities, higher volume and margins on North Sea offshore activities and improved margins from engineering activities in the current period, and operating losses associated with the fabrication yard in Scotland (which is now operated by the Brown and Root McDermott Fabricators Limited joint venture, which was formed in the last quarter of the prior year and is now reported on the equity method) and the accelerated depreciation of $4,314,000 on certain marine equipment in the Far East in the prior period.

B&W Operations' business unit income increased $5,042,000 to $42,655,000 primarily due to higher volume and margins from the Power Generation Group's replacement nuclear steam generators and plant enhancement projects and improved margins from fabrication of fossil fuel steam and environmental control systems (including a license buyout agreement of $8,574,000). These increases were partially offset by lower margins from the fabrication of industrial boilers in the U. S. In addition, there were higher volume and margins from the Government Group's defense and space-related products (other than nuclear fuel assemblies and reactor components). This was partially offset by lower volume and margins from nuclear fuel assemblies and reactor components for the U. S. Government.

Engineering, Construction and Industrial Operations' business unit loss decreased $1,175,000 to $19,822,000 primarily due to improved margins from the Shipbuilding and Industrial Group's shipyard operations and higher volume and margins from air-cooled heat exchangers. These increases were partially offset by lower volume and margins from the Engineering and Construction Group's construction, repair and alteration of utility and industrial boilers in the U. S., including cost overruns on the completion of a contract for one U. S. customer.

Other business unit income increased $3,842,000 from a loss of $3,082,000 to income of $760,000 primarily due to a favorable insurance adjustment of $12,000,000 in the current year and the inclusion of losses in the prior year of businesses that were disposed of during fiscal 1995.

JRM's equity in income of investees decreased $12,999,000 to $9,845,000. Both the HeereMac and McDermott-ETPM West, Inc. joint ventures performed at lower levels than in the previous year. The revenues of these two joint ventures declined from $560,171,000 to $435,488,000 primarily in the U.S. Gulf, the Far East and in the North Sea, partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $22,993,000 to
$8,706,000 as a result of reduced volume and reduced margins.   While both
joint ventures performed at low levels during fiscal 1996, worldwide demand for offshore drilling rigs has increased and has resulted in an increase in these joint venture's backlog. Equity in income of investees also increased due to income from the Brown and Root McDermott Fabricators Limited joint venture.

B&W Operations' equity in income of investees increased $30,180,000 to $37,595,000 primarily due to the Power Generation Group's sale of power purchase contracts back to a local utility in the current period and a provision for a loss on discontinuing a domestic joint venture in the prior period.

Other business unit equity in income of investees includes the results of the CMM Mexican joint venture which was not a part of JRM's marine construction business in the prior year.

Interest income decreased $11,954,000 to $27,845,000 primarily due to decreases in investments in government obligations and other investments in the current year and income recognized on a receivable from an equity investee and settlement of claims for interest relating to foreign tax refunds and contract claims in the prior year.

Interest expense increased $20,348,000 to $63,907,000 primarily due to a reduction in accrued interest of $16,300,000 on proposed tax deficiencies that was recorded in the prior year and changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $6,264,000 to $15,802,000 primarily due to minority shareholder participation in the results of JRM in the current year and income recognized in the prior period due to McDermott Engineers & Constructors losses.

Other-net increased $27,113,000 to income of $1,731,000 from expense of $25,382,000. This increase was primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries of $14,478,000 from insurers, losses on the sale of investments and higher bank fees and discounts on the sale of certain accounts receivable, all in the prior period, and gains of $5,133,000 on the disposal of assets in the current period.

The provision for income taxes decreased $4,518,000 to $16,300,000, while income before provision for income taxes and cumulative effect of accounting change decreased $9,696,000 to $40,792,000. The decrease in the provision for income taxes was in part due to a decrease in income and a reappraisal of liabilities in certain foreign tax jurisdictions. In addition, McDermott International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 40% of pretax income for the nine months ended December 31, 1995 compared to a provision for income taxes of 41% of pretax income for the nine months ended December 31, 1994.

Net income decreased $3,413,000 to $24,492,000 reflecting the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," of $1,765,000 in the prior year, in addition to the other items mentioned above.

Backlog

                                                                12/31/95                           3/31/95
                                                                --------                           -------
                                                                                (In thousands)
Business Unit Backlog:

  J. Ray McDermott, S.A.                                    $      734,254                    $    1,002,968
  B&W Operations                                                 2,150,747                         1,952,580
  Engineering, Construction
    and Industrial Operations                                      484,095                           623,719
  Other (including Transfer Eliminations)                          (88,049)                         (105,435)
-------------------------------------------------------------------------------------------------------------

  TOTAL BACKLOG                                             $    3,281,047                    $    3,473,832
=============================================================================================================


JRM's backlog at December 31, 1995 and March 31, 1995 was $734,254,000 and $1,002,968,000, respectively. Fiscal 1996 revenues are expected to be about 20% below what JRM anticipated at the beginning of the fiscal year. This lower market activity is reflected in the decrease in JRM's backlog at December 31, 1995 and in the low level of performance of JRM's unconsolidated joint ventures expected through the remainder of fiscal 1996. However, worldwide demand for offshore drilling rigs has increased and this, historically, has been a leading indicator for an increase in JRM's operations. This is already reflected in the increase in backlog relating to contracts to be performed by JRM's unconsolidated joint ventures to approximately $1,240,000,000 at December 31, 1995 from $922,000,000 at March 31, 1995.

B&W Operations' backlog at December 31, 1995 was $2,150,747,000 compared to $1,952,580,000 at March 31, 1995. B&W Operations' foreign markets for industrial and utility boilers are expected to remain strong as well as the U.
S. market for replacement nuclear steam generators. Domestic utility markets remain weak. At December 31, 1995 this business unit's backlog with the U.S. Government was $807,844,000 (of which $89,411,000 had not been funded). U. S. Government budget reductions have negatively affected this business unit's government operations.

Engineering, Construction and Industrial Operations' backlog at December 31, 1995 was $484,095,000 compared to $623,719,000 at March 31, 1995. The current competitive economic environment in the U. S. has negatively affected demand for its construction activities. At December 31, 1995 this business unit's backlog with the U.S. Government was $56,321,000 (of which $6,603,000 had not been funded).

Liquidity and Capital Resources

During the nine months ended December 31, 1995, McDermott International's cash and cash equivalents increased $29,174,000 to $115,083,000 and total debt increased $10,543,000 to $997,230,000. During this period, McDermott International used cash of $241,037,000 in operating activities; $173,272,000 for repayment of long-term debt; $52,503,000 for additions to property, plant and equipment; $26,518,000 for the conversion of a barge to a floating production unit; and $46,764,000 for dividends on International's common and preferred stock. During the nine months ended December 31, 1995, McDermott International sold approximately $348,000,000 of its investments to repay outstanding short-term debt obligations.

Increases in accounts receivable are primarily due to a reduction of approximately $53,000,000 of qualified accounts receivable sold under the terms of an agreement with a U. S. bank and the timing of the collection of contract
billings by North American fabrication and marine operations.   Increases in
net contracts in progress and advance billings were primarily due to the timing of billings in contracts performed on the Foinaven Development program and in the Far East.

Pursuant to an agreement with a majority of its principal insurers, McDermott International negotiates and settles products liability asbestos claims from
non-employees and bills these amounts to the appropriate insurers.   As a
result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The number of claims had declined moderately since fiscal year 1990, but has increased during the second half of fiscal year 1995 and the first nine months of fiscal year 1996. Management believes, based on information currently available, that the recent increase represents an acceleration in the timing of the receipt of these claims, but does not represent an increase in its total estimated liability. The average amount of these claims (historical average of approximately $5,300 per claim over the last three years) has continued to rise. Claims paid during the nine months ended December 31, 1995 were $114,396,000, of which $101,952,000 has been recovered or is due from insurers. At December 31, 1995, receivables of $52,750,000 were due from insurers for reimbursement of settled claims. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect on McDermott International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott International's expenditures for property, plant and equipment decreased $15,814,000 to $52,503,000 for the nine months ended December 31, 1995 compared with the same period last year. These expenditures included $8,669,000 for installation of a new pipe reel system on a marine barge. In addition to expenditures for property, plant and equipment, McDermott International expended $26,518,000 in the nine months ended December 31, 1995 for the conversion of a barge to a floating production unit which is now leased to a third party. The barge conversion is financed by $21,700,000 in loan facilities, of which $20,674,000 was outstanding at December 31, 1995.

At December 31, and March 31, 1995, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $122,000,000 and $175,000,000,
respectively, under the terms of an agreement with a U.S. bank.   The maximum
sales limit available under the agreement was reduced during July 1995 from $225,000,000 to $175,000,00 and during December 1995 to $140,000,000. During
November 1995, The Babcock & Wilcox Company and the bank amended the agreement to provide for an annual renewal of the program.

At December 31, and March 31, 1995, International and its subsidiaries, had available to them various uncommitted short- term lines of credit totaling $418,319,000 and $373,867,000, respectively. Borrowings by McDermott International against these lines of credit at December 31 and March 31, 1995 were $210,715,000 and $63,025,000, respectively. In addition, The Babcock & Wilcox Company had available to it an unsecured and committed revolving credit facility. During September 1995, the facility was amended to increase the commitment to $150,000,000 and to extend the agreement to March 31, 1999. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements. Borrowings outstanding against this facility at December 31, 1995 were $35,000,000, while there were none outstanding at March 31, 1995. McDermott Engineers & Constructors (Canada) Ltd., formerly Delta Catalytic Corporation, had available from a certain Canadian bank an unsecured and committed revolving credit facility of $14,925,000. At March 31, 1995, borrowings outstanding against this facility were $7,420,000. In October 1995, this facility was repaid and cancelled. JRM had available to it a $150,000,000 unsecured and committed revolving credit facility of which $60,000,000 was outstanding at December 31, 1995. JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments.

McDermott International maintains an investment portfolio of government obligations which is classified as available for sale under SFAS No. 115. The fair value of short-term investments and the long-term portfolio at December 31, 1995 was $368,837,000 (amortized cost $367,249,000). Subsequent to December 31, 1995, $48,726,000 (amortized cost) of short-term investments was used to repay short-term debt. At December 31, 1995, approximately $136,786,000 fair value of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements. In addition, McDermott International had obligations of $79,222,000 under short-term repurchase agreements which were secured by government obligations with a fair value of $81,052,000 at December 31, 1995.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 1995, substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on International's liquidity.

Working capital increased by $152,462,000 from a deficit of $40,790,000 at March 31, 1995 to $111,672,000 at December 31, 1995 reflecting the use of
$278,000,000 of long-term investments to repay short-term debt.   During the
remainder of fiscal year 1996, McDermott International expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, its short-term investment portfolio and additional borrowings from existing lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott International's liquidity nor capital resources. McDermott International's financial strategy is to rebuild its investment portfolio and maintain a level of cash and investments equal to or greater than its total debt. It intends to achieve this balance from improved operating performance and the disposition of unused, surplus and non- strategic assets which have been identified and placed in a program for their disposal.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also applies to similar assets that are held for disposal, except for the assets of a discontinued operation. McDermott International has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. McDermott International has not yet finalized its review of the provisions of this statement, and accordingly, has not yet determined whether it will adopt SFAS No. 123 for expense recognition purposes, or continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and make the pro forma information disclosures required under the new standard.

                                    PART II

                         MCDERMOTT INTERNATIONAL, INC.

                               OTHER INFORMATION




No information is applicable to Part II for the current quarter, except as noted below:


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibit 11 - Calculation of Earnings Per Common and Common Equivalent Share - Page 31

                   Exhibit 27 - Financial Data Schedule

              (b)  Reports on Form 8-K

                   Report on Form 8-K, Item 5 was filed on December 15, 1995.

Signatures

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             McDERMOTT INTERNATIONAL, INC.




                                             /s/ Daniel R. Gaubert
                                             --------------------------------
                                        By:  Daniel R. Gaubert
                                             Vice President, Finance
                                             and Controller
                                             (Principal Accounting Officer)

February 12, 1996

                                 EXHIBIT INDEX

Exhibit      Description
-------      -----------

Exhibit 11 - Calculation of Earnings Per Common and Common Equivalent Share -
             Page 31
Exhibit 27 - Financial Data Schedule