Form 10-K405
period 1996-03-31
MCDERMOTT INTERNATIONAL INC
filed 1996-06-06
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM  10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                                                             [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,144,922,838 as of April 23, 1996.

The number of shares outstanding of the Company's Common Stock at April 23, 1996 was 54,535,823.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                         McDERMOTT INTERNATIONAL, INC.

                               INDEX - FORM 10-K

                                   PART I

                                                                                                         PAGE
Items 1. & 2.      BUSINESS AND PROPERTIES

           A.  General                                                                                     1

           B.  Power Generation Systems and Equipment

                   General                                                                                 3
                   Foreign Operations                                                                      4
                   Raw Materials                                                                           4
                   Customers and Competition                                                               4
                   Backlog                                                                                 5
                   Factors Affecting Demand                                                                6

           C.  Marine Construction Services

                   General                                                                                 7
                   Foreign Operations                                                                     12
                   Raw Materials                                                                          12
                   Customers and Competition                                                              12
                   Backlog                                                                                13
                   Factors Affecting Demand                                                               13

           D.  Patents and Licenses                                                                       14

           E.  Research and Development Activities                                                        14

           F.  Insurance                                                                                  14

           G.  Employees                                                                                  16

           H.  Environmental Regulations and Matters                                                      16

Item 3.    LEGAL PROCEEDINGS                                                                              19

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            19





                                       I

                               INDEX - FORM 10-K

                                   PART II
                                                                                                        PAGE
Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED SECURITY HOLDER MATTERS                                                           20

Item 6.    SELECTED FINANCIAL DATA                                                                       21

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           General                                                                                       23
           Fiscal Year 1996 vs  Fiscal Year 1995                                                         24
           Fiscal Year 1995 vs  Fiscal Year 1994                                                         27
           Effects of Inflation and Changing Prices                                                      29
           Liquidity and Capital Resources                                                               29
           New Accounting Standards                                                                      33

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA

           Company Report on Consolidated Financial Statements                                           34
           Report of Independent Auditors                                                                35
           Consolidated Balance Sheet - March 31, 1996 and 1995                                          36
           Consolidated Statement of Income (Loss)  for the Three
                Fiscal Years ended March 31, 1996                                                        38
           Consolidated Statement of Stockholders' Equity for the
               Three Fiscal Years Ended March 31, 1996                                                   40
           Consolidated Statement of Cash Flows for the Three
               Fiscal Years ended March 31, 1996                                                         42
           Notes to Consolidated Financial Statements                                                    44

Item 9.    DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                                                      82


                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                            83

Item 11.   EXECUTIVE COMPENSATION                                                                        83

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                                                                    83

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                83





                                       II

                               INDEX - FORM 10-K

                                    PART IV

                                                                                                        PAGE
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K                                                                       84



Signatures                                                                                               88





                                      III

                                  P A R T   I




Items 1. and 2.      BUSINESS AND PROPERTIES


A.    GENERAL

McDermott International, Inc. ("International") was incorporated under the laws of the Republic of Panama in 1959. International is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. International's Common Stock, JRM's Common Stock, and McDermott Incorporated's Series A $2.20 Cumulative Convertible Preferred Stock and Series B $2.60 Cumulative Preferred Stock are publicly traded.

Unless the context otherwise requires, hereinafter "International" will be used to mean McDermott International, Inc., a Panama corporation; "JRM" will be used to mean J. Ray McDermott, S.A., a Panama corporation, which is a majority owned subsidiary of International, and its consolidated subsidiaries; the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and its consolidated subsidiaries; and "McDermott International" will be used to mean the consolidated enterprise.

McDermott International operates in two business segments:

o Power Generation Systems and Equipment, whose principal businesses are the supply of fossil-fuel and nuclear steam generating equipment to the electric power generation industry, and nuclear reactor components to the
    U. S. Navy; and

o Marine Construction Services, which supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries, and to other marine construction companies, primarily through JRM. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and onshore construction and maintenance services; and the maintenance and construction of a variety of marine vessels.

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

The following tables show revenues and operating income of McDermott International for the three fiscal years ended March 31, 1996. See Note 16 to the consolidated financial statements for additional information with respect to McDermott International's business segments and operations in different geographic areas.

                                    REVENUES
                             (Dollars in Millions)

                                                             FOR FISCAL YEARS ENDED MARCH 31,
                                               1996                        1995                       1994
                                       -----------------------    ----------------------      ---------------------
Power Generation Systems
   and Equipment                       $    1,708.6        52%    $     1,663.2      54%      $   1,614.2       53%
Marine Construction Services                1,590.3        48%          1,390.9      46%          1,452.5       47%
Intersegment Transfer
   Eliminations                               (19.8)        -             (10.4)      -              (6.8)       -
- -------------------------------------------------------------------------------------------------------------------
Total Revenues (1)                     $    3,279.1       100%    $     3,043.7     100%      $   3,059.9      100%
===================================================================================================================


                               OPERATING INCOME
                             (Dollars in Millions)

                                                              FOR FISCAL YEARS ENDED MARCH 31,
                                               1996                       1995                       1994
                                       ----------------------     ----------------------      ---------------------
Segment Operating Income:(2)
 Power Generation Systems
   and Equipment                       $       20.6       35%     $        13.4      29%      $       41.8      55%
 Marine Construction Services                  38.4       65%              32.2      71%              34.2      45%
- -------------------------------------------------------------------------------------------------------------------
  Total Segment Operating Income (1)           59.0      100%              45.6     100%              76.0     100%
- -------------------------------------------------------------------------------------------------------------------
Equity in Income of Investees:
 Power Generation Systems
   and Equipment                               36.5       75%               8.4      25%              12.1      10%
 Marine Construction Services                  11.9       25%              25.5      75%             107.8      90%
- -------------------------------------------------------------------------------------------------------------------
 Total Equity in Income
   of Investees                                48.4      100%              33.9     100%             119.9     100%
- -------------------------------------------------------------------------------------------------------------------
General Corporate Expenses(2)                 (33.1)      -               (38.8)     -               (36.1)     -
- -------------------------------------------------------------------------------------------------------------------
   Total Operating Income              $       74.3       -       $        40.7      -        $      159.8      -
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------


(1) See Note 2 to the consolidated financial statements regarding the acquisitions during fiscal years 1996, 1995 and 1994.

(2) Fiscal years 1995 and 1994 have been restated to reflect the allocation of certain expenses to the business segments which were previously included in General Corporate Expenses.

B. POWER GENERATION SYSTEMS AND EQUIPMENT

GENERAL

The Power Generation Systems and Equipment segment provides engineered products and services for energy conversion worldwide. It supplies individually engineered boilers, complete fossil fuel steam generating systems and related equipment and facilities, and environmental control systems for electric power generation and for industrial processes. These facilities use a wide variety of fuels, including, but not limited to, coal, oil, bitumen, natural gas, solid municipal waste, agricultural waste and biomass. This segment is also engaged in the erection of electric power plants and industrial facilities and the repair and alteration of such existing equipment. It provides replacement parts and engineered plant enhancements for existing fossil fuel steam generating systems and specially engineered accessories and components, such as air heaters and cleaning systems for heat transfer surfaces. This segment also supplies air-cooled and condensing heat exchangers for the process and power industries.

This segment is actively involved in the market for providing power through cogeneration, refuse-fueled power plants and other independent power producing plants. It is participating in this market as a contractor for engineer-procure-construct services, as an equipment supplier, as an operations and maintenance contractor and through ownership interests.

The Power Generation Systems and Equipment segment provides nuclear fuel assemblies and nuclear reactor components to the U. S. Navy for the Naval Reactors Program. This activity has made significant contributions to the operating income of McDermott International in all three fiscal years and is expected to do so in the foreseeable future. B&W, in addition to its Naval Reactors Program business, is a supplier of ordnance, missile and torpedo metal parts and other equipment and services to the U. S. Government and is proceeding with new, non-defense Government projects and exploring new programs which require the technological capabilities it developed as a Government contractor for the Naval Reactors Program.

B&W is a major supplier of nuclear steam generating equipment, including critical heat exchangers and replacement recirculating steam generators, in the Canadian, U. S. and international markets, from its Cambridge, Ontario and other B&W locations. The Cambridge facility was awarded contracts during fiscal years 1993 through 1995 valued at approximately $430,000,000 to supply replacement recirculating steam generators to four domestic utilities and work performed on these contracts has made significant contributions to the operating income of this facility. While most of these contracts will be completed during fiscal year 1997, this activity is expected to continue to make significant contributions to operating income in the foreseeable future, although at lower levels. B&W also supplies field repair and refurbishment services to the Canadian, U. S. and international markets from this location.

The principal plants of this segment, which are owned by B&W, are located at Indianapolis, Indiana; West Point, Mississippi; Barberton and Lancaster, Ohio; Beasley and Paris, Texas; Lynchburg, Virginia; Cambridge, Ontario, and Calgary, Alberta, Canada. This segment's unconsolidated affiliates (equity investees) foreign plants are located in Beijing, China; Batam Island, Indonesia; Pune, India; and Cairo, Egypt. All these plants are well maintained, have suitable equipment and are of adequate size.

FOREIGN OPERATIONS

The amounts of Power Generation Systems and Equipment's revenues, including intersegment revenues, and segment operating income derived from operations located outside of the United States, and the approximate percentages of those revenues and segment operating income to McDermott International's total revenues and total segment operating income, respectively, follow:


                               REVENUES                     SEGMENT OPERATING INCOME
FISCAL YEAR             AMOUNT           PERCENT            AMOUNT           PERCENT

                                          (Dollars in Thousands)
   1996             $   652,016            20%              $ 32,766           56%

   1995                 521,657            17%                35,279           77%

   1994                 372,727            12%                29,091           38%


Revenue and segment operating income presented above do not include the operating results of this segment's equity investees. B&W primarily conducts its foreign business from its Calgary, Alberta and Cambridge, Ontario (which also serves the United States market) locations. Products for international installation are engineered and built in B&W's United States and Canadian facilities, as well as in the facilities of the segment's equity investees in China, Indonesia, India and Egypt.

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

This segment is not sole source dependent for any significant raw materials except for uranium which is furnished and owned by the U.S. Government, and used in the nuclear fuel assemblies supplied to the U.S. Navy for the Naval Reactors Program.

CUSTOMERS AND COMPETITION

The principal customers of this segment are the electric power generation industry (including government-owned utilities and independent power producers), the U.S. Government (including its contractors), and the pulp and paper and other process industries such as oil refineries and steel mills; and other industries and institutions. The electric power generation industry accounted for approximately 22%, 30% and 26% of McDermott International's total revenues for fiscal years 1996, 1995 and 1994, respectively. For the fiscal years 1996, 1995 and 1994, the U.S. Government, excluding government-owned utilities, accounted for approximately 12%, 12% and 13% of total revenues, including 10%, 10% and 9% related to nuclear fuel assemblies and reactor components for the U.S. Navy.

Steam generating system equipment orders are customarily awarded after competitive bids have been submitted as proposals based on the estimated cost of each job. Within the United States, a number of domestic and foreign based companies, specializing in steam generating systems, equipment and services, compete with B&W in the fossil fuel steam generating system business. In international markets, these companies plus additional foreign-based companies compete with B&W. B&W also manufactures and sells components such as replacement recirculating steam generators, which are incorporated into nuclear steam generating systems designed by other firms. In the sale of these nuclear steam generating systems, B&W competes with a small number of companies. A number of companies are in competition with B&W in environmental control equipment, related specialized industrial equipment and the independent power producing business. Other suppliers of fossil fuel steam systems, as well as many other businesses, compete for replacement parts, repair and alteration, and other services required to backfit and maintain existing systems.

B&W is the sole supplier of nuclear fuel assemblies and reactor components to the U.S. Navy for the Naval Reactors Program. In fiscal year 1996, B&W was awarded approximately $375,000,000 in new orders for aircraft carrier components and prototypical steam generation equipment for the newest submarine
design.   B&W is the sole supplier to the U.S. Navy for all major nuclear steam system equipment for the Naval Reactors Program. There are a small number of suppliers of small nuclear components with B&W being the largest based on revenues.

BACKLOG

Backlog as of March 31, 1996 and 1995 for the Power Generation Systems and Equipment segment was $2,261,799,000 and $2,130,754,000, or approximately 67% and 61%, respectively, of McDermott International's backlog. Of the March 31, 1996 backlog, it is expected that approximately $1,128,937,000 will be recognized in revenues in fiscal year 1997, $541,081,000 in fiscal year 1998 and $591,781,000 thereafter, of which approximately 73% will be recognized in fiscal years 1999 through 2001. At March 31, 1996, this segment's backlog with the U.S. Government was $816,783,000 (of which $57,988,000 had not yet been funded), or approximately 24% of McDermott International's total backlog.

Included in backlog at March 31, 1996 are contract awards of approximately $200,000,000 to supply two 660 megawatt coal- fired boilers and complete wet flue gas desulfurization systems to the Sumitomo Corporation of Tokyo for a power plant in central Java, Indonesia; two contracts totaling approximately $110,000,000 signed with the Egyptian Electricity Authority for the supply of steam generating equipment for two new power stations; and awards of $100,000,000 by Hyundai Heavy Industries Co., Ltd. to supply flue gas desulfurization equipment for ten 500 megawatt coal-fired power station units in Korea.

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

FACTORS AFFECTING DEMAND

Electric utilities in Asia and the Middle East are active purchasers of large, new baseload generating units, due to the rapid growth of their economies and to the small existing stock of electrical generating capacity in most developing countries. These newly emerging economies need power and steam generating systems, equipment and services to build their industrial base.

Electrical consumption has grown moderately in the United States in recent years. Competition within the electric power industry in the United States has intensified, as the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to the electric utilities' transmission and distribution systems. The modest growth in demand and the changes associated with this transition from a regulated to a competitive industry have caused electric utilities to defer ordering of large, new baseload power plants in the United States. When electric utilities are in need of peaking capacity, many are purchasing combustion turbines with short lead-times or they are purchasing electricity from other utilities and non-regulated sources, such as cogenerators and independent power producers.

Substantially all the customers of B&W are affected by environmental regulations of the countries in which their facilities are located. In the United States, the Clean Air Act Amendments of 1990 required many customer industries to implement systems to limit or remove emissions. These mandated expenditures have caused some customers to defer repairs and refurbishments on existing plants. The same requirements have caused other customers to purchase environmental control equipment from B&W. Future changes in environmental regulations will continue to affect demand for B&W products and services.

The systems, products and services of B&W are capital intensive. As such, demand for the company's products is heavily affected by the variations in the business cycles in the customer industries and in the overall economies of their countries. Availability of funds for financing, investment and maintenance at B&W's customers varies with the conditions of their domestic businesses.

Even with the maturing of the U. S. Navy's shipbuilding program and U. S. Government defense budget reductions, the demand for nuclear fuel assemblies and reactor components for the U. S. Navy has continued to comprise a substantial portion of this segment's backlog with the U. S. Government at March 31, 1996. The backlog of orders for U. S. Navy nuclear fuel assemblies and nuclear reactor components is expected to continue to be a significant part of backlog because B&W became the sole source provider of these assemblies in fiscal year 1991, and supplies nuclear fuel assemblies due to reload requirements.

B&W has applied its technological capabilities by supplying new products for power generation applications. It has diversified into new markets and activities not related to power generation that require complex engineering and machining. Examples of these markets include environmental restoration services, computer integrated manufacturing products and services and the management of government owned facilities, primarily within the Department of Energy's nuclear weapons complex. Currently, B&W operates the Specific Manufacturing Capability facility at the Department of Energy's Idaho National Engineering Laboratory and since July 1, 1995, has participated in the management and operation of the Rocky Flats Environmental Technology Site near Denver, Colorado with six other companies. In addition, B&W is part of a team that operates and manages the Strategic Petroleum Reserve from New Orleans, Louisiana.


C.    MARINE CONSTRUCTION SERVICES

GENERAL

On January 31, 1995, McDermott International contributed substantially all of its marine construction services business to JRM, a new company incorporated under the laws of the Republic of Panama in 1994. Also, on January 31, 1995, JRM acquired Offshore Pipelines, Inc. (the "Merger"). Prior to the Merger with Offshore Pipelines, Inc. ("OPI"), JRM was a wholly owned subsidiary of McDermott International; as a result of the Merger, JRM is a majority owned subsidiary of McDermott International. The business activities of this segment are conducted primarily through JRM.

The Marine Construction Services segment consists of the basic and detailed design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. This segment also provides comprehensive project management services, feasibility studies, engineering services, subsea trenching services, diving services and removal, salvage and refurbishment services for offshore fixed platforms. This segment operates throughout the world in all major offshore oil and gas producing regions, including the Gulf of Mexico, the North Sea, West Africa, South America, the Middle East, India and the Far East. This segment's shipyard facilities supply complete maintenance and construction facilities and is a builder of a variety of marine vessels, including ferries, barges, tugboats, container ships, bulk carriers and other specialized vessels.

This segment conducts operations both directly and through its participation in joint ventures, some of which it manages and others of which are managed by
other marine construction contractors.   Some of the joint ventures are
consolidated for financial reporting purposes while others (including the HeereMac joint venture and McDermott-ETPM West, Inc. both of which are described below) are accounted for using the equity method. JRM's joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements. Historically, JRM has obtained funds from its joint ventures primarily through chartering arrangements, whereby it charters vessels to the joint ventures for use in their operations, as well as through distributions from the joint ventures. While JRM and the other parties to the joint venture arrangement generally must agree on the amount of cash flow to be distributed, the joint ventures have historically distributed to their respective owners cash in excess of estimated working capital requirements, based on the owners' relative ownership percentages.

The HeereMac joint venture was formed with Heerema Offshore Construction Group, Inc. ("Heerema") in January 1989 and utilizes the specialized, heavy-lift marine construction vessels which were previously owned by the two parties. Each party has a 50% interest in the joint venture, and Heerema has responsibility for its day-to-day operations (although major decisions relating to the joint venture operations require the approval of JRM). In March 1996, JRM and Heerema, through their respective subsidiaries, sold to companies included in the HeereMac joint venture the semi submersible derrick vessels which they were formerly chartering to the joint venture (JRM's DB101 and DB102 and Heerema's Hermod and Balder).

JRM formed its initial joint venture with ETPM S.A., McDermott-ETPM, in April 1989 to provide general marine construction services to the petroleum industry in West Africa, South America, the Middle East and India and offshore pipelaying services in the North Sea. With the addition of two new joint venture operating companies in March 1995, JRM and ETPM S. A. have expanded their joint venture's operations to include the Far East region and to begin jointly pursuing subsea contracting work on a worldwide basis. Most of the operating companies in the McDermott-ETPM joint venture are majority-owned and controlled by JRM. However, the operations of McDermott-ETPM West, Inc., which conducts operations in the North Sea, South America and West Africa, are managed and controlled by ETPM S.A. ETPM S.A. has dedicated all of its marine construction assets to the joint ventures with JRM, including 3 combination derrick- pipelaying vessels and fabrication yards in Sharjah, U.A.E. and Tchengue, Gabon. JRM currently charters 4 combination derrick-pipelaying vessels and 1 pipelaying vessel to the joint ventures and provides the use of its facilities in Jebel Ali and Ras-al-Khaimah in the U.A.E., Batam Island, Indonesia and Warri, Nigeria.

JRM participates in numerous other joint ventures (including 49%-owned joint ventures in Mexico and Malaysia) involving operations in foreign countries that
require majority-ownership by local interests.    Through a subsidiary, JRM
also participates in an equally owned joint venture with the Brown & Root Energy Services unit of Halliburton Company ("Brown & Root"), which was formed in February 1995 to combine the operations of JRM's Inverness and Brown & Root's Nigg fabrication facilities in Scotland. In April 1996, JRM and Teleglobe Inc., a Canadian telecommunication company ("Teleglobe"), formed a joint venture, McDermott Submarine Cable Systems Limited, to install and maintain submarine fiber optic cable. JRM and Teleglobe own 79.4% and 20.6%, respectively, of the joint venture.

The Marine Construction Services segment owns or operates 6 fabrication
facilities throughout the world.   This segment's principal domestic
fabrication yard and offshore base is located on 1,114 acres of land, under lease, near Morgan City, Louisiana. This segment also owns or operates fabrication facilities near Corpus Christi, Texas, near Inverness, Scotland, in Indonesia on Batam Island, in Jebel Ali, U.A.E. and in Warri, Nigeria. This segment also operates a shipyard on approximately 58 acres of leased land near Morgan City and a second shipyard in Vera Cruz, Mexico.

The fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment, most of which is movable. JRM has the capability to fabricate a full range of offshore structures, from conventional jacket-type fixed platform to deepwater platform configurations employing compliant-tower, tension leg, floating production platform and spar technology. JRM also fabricates platform deck structures and modular components, including complete production processing systems, hydrocarbon separation and treatment systems, pressure and flow control systems and personnel quarters.

Expiration dates, including renewal options, of leases covering land for the shipyard and fabrication yards, follow:

            Ras-al-Khaimah, U.A.E.                     Year 1996

            Morgan City, Louisiana                     Years 2000-2033

            Jebel Ali, U.A.E.                          Year 2005

            Batam Island, Indonesia                    Year 2008

            Warri, Nigeria                             Year 2065

McDermott International expects to renew the lease at Ras-al-Khaimah, U.A.E., which is negotiated on an annual basis.

JRM owns or, through its ownership interests in joint ventures, has interest in the largest fleet of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. JRM owns or, through ownership interests in joint ventures has interest in 12 derrick vessels, 6 pipelaying vessels, 11 combination derrick-pipelaying vessels and 3 pipe burying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 250 to 13,200 tons. These vessels range in length from 400 to 660 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional gear. Some of these vessels hold various records for heavy lifts and installations of deepwater pipelines in different regions of the world. The largest vessels are the derrick barge DB 102, which is one of the world's largest semi submersible derrick vessels in both size and lifting capacity and provides quarters for approximately 750 workers, and the LB 200, a semi submersible pipelaying vessel capable of laying 60-inch diameter pipe (including concrete coating) and operating in water depths of up to 2,000 feet.

To support the operations of these major marine construction vessels, JRM and its joint ventures also own or lease a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges. In connection with its construction and pipelaying activities, this segment conducts diving operations which, because of the water depths involved, require sophisticated equipment, including diving bells and an underwater habitat.

The following table describes the major marine construction vessels owned and utilized in the conduct of McDermott International's marine construction business and their location as of March 31, 1996.

                                                                     Maximum                  Maximum
                                                                     Derrick                    Pipe
         Vessel                          Vessel Type                  Lift                    Diameter
         ------                          -----------                  -----                   --------
                                                                     (tons)                   (inches)
United States
   DB 16                                   Derrick                     860                       -
   DB 28                               Derrick/Pipelay                 860                       40
   DB 50                                   Derrick                    4,000                      -
   BB 316                                 Pipe Bury                     -                        -
   BB 356                                 Pipe Bury                     -                        -
   LB 30                                   Pipelay                      -                        60
   LB 280                                  Pipelay                      -                        48
   SLC 5000                                Shearleg                   5,000                      -
   Ocean Builder (1)                   Derrick/Pipelay                2,000                      48

Mexico and South America
   DB 15                               Derrick/Pipelay                 860                       40
   DB II                                   Derrick                     600                       -

Europe and West Africa
   DLB 1                               Derrick/Pipelay                 250                       24
   LB Pipeliner 6                          Pipelay                      -                        16
   MV Norlift                              Pipelay                      -                        10
   MV Northern Explorer                   Pipe Bury                     -                        -
   LB 200                          Semi Submersible Pipelay             -                        60

Middle East
   DB 27                               Derrick/Pipelay                2,400                      60

Far East
   DB 17                               Derrick/Pipelay                 860                       60
   DB 26                               Derrick/Pipelay                 900                       60
   DLB KP1                             Derrick/Pipelay                 800                       60



(1) JRM is chartering and operating the vessel and has an option to purchase the vessel at the end of the five-year charter term.

The following table describes the major marine construction vessels owned by McDermott International's joint venture companies and utilized in the conduct of their marine construction business and their location as of March 31, 1996.

                                                                     Maximum                  Maximum
                                                                     Derrick                    Pipe
         Vessel                          Vessel Type                  Lift                    Diameter
         ------                          -----------                  ----                    --------
                                                                     (tons)                   (inches)
United States
   Balder                          Semi Submersible Derrick           7,000                      -

Europe and West Africa
   DB 101                          Semi Submersible Derrick           3,500                      -
   DB 102                          Semi Submersible Derrick          13,200                      -

Far East
   Hermod                          Semi Submersible Derrick           9,000                      -
   Teknik Pada                         Derrick/Pipelay                1,100                      60
   Teknik Perdana                      Derrick/Pipelay                 750                       60

Other Foreign
   Huasteco                            Derrick/Pipelay                2,000                      48
   Mixteco                                 Derrick                     800                       -
   Olmeca II                               Pipelay                      -                        48
   Sara Maria                              Derrick                     550                       -


Over the past several years, McDermott International has entered into certain strategic investments in oil and gas projects in the former Soviet Union. Its intention with respect to these investments is to establish a presence in these markets for its marine construction services and to sell its interest in these projects as early as practicable in the development cycle.

Accordingly, in March 1996, McDermott International sold its interest in three Caspian Sea oil fields to Itochu Corporation, a Japanese trading company. McDermott International's interest in these fields was 2.45% prior to the sale. In May 1994, McDermott International formed two joint ventures that are currently providing marine construction services, and vessel and drilling rig maintenance and repair services to the oil and gas industry in the Caspian Sea region.

McDermott International is a member of a consortium that has an interest in the development of two oil and gas fields lying offshore Sakhalin Island, Russian Federation. The consortium has received the license to develop these fields and has notified the Russians of its intent to declare its commencement date for project development by June 22, 1996.

FOREIGN OPERATIONS

The amount of Marine Construction Services' revenues, including intersegment revenues, and segment operating income derived from operations located outside of the United States, and the approximate percentages of those revenues and segment operating income to McDermott International's total revenues and total segment operating income, respectively, follow:

                                       REVENUES                             SEGMENT OPERATING INCOME
    FISCAL YEAR                 AMOUNT           PERCENT                  AMOUNT               PERCENT
                                                     (Dollars in thousands)
       1996               $    1,138,632           35%                $      43,794              74%

       1995                    1,021,986           34%                       58,634             129%

       1994                    1,076,610           35%                       43,382              57%


Revenues and segment operating income presented above do not include the operating results of this segment's equity investees.


RAW MATERIALS

The raw materials used by this segment, such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline, are available from many sources and this segment is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.


CUSTOMERS AND COMPETITION

This segment's principal customers are oil and gas companies (including foreign government owned companies) and shipping companies, ship owners and barge operators and owners primarily in the U.S. inland waterways. Customers generally contract with this segment for the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and onshore construction and maintenance services.
Contracts are usually awarded on a competitive bid basis.

There are a number of companies which compete effectively with McDermott International, the HeereMac joint venture, McDermott-ETPM and McDermott International's various other joint ventures in each of the separate marine construction phases in various parts of the world. In shipbuilding, McDermott International competes with shipyards from around the world including established Korean and Japanese firms and emerging firms in Eastern Europe and China. Ship repair, performed primarily at our Vera Cruz facility, also has many competitors throughout the Gulf of Mexico and around the world.

BACKLOG

As of March 31, 1996 and 1995, the Marine Construction Services' backlog amounted to $1,137,597,000 and $1,343,078,000, or approximately 33% and 39%,
respectively, of McDermott International's total backlog.   Of the March 31,
1996 backlog, it is expected that approximately $920,950,000 will be recognized in revenues in fiscal year 1997, $163,159,000 in fiscal year 1998 and $53,488,000 thereafter.

This segment's backlog at March 31, 1996, includes a contract award of $233,614,000 to JRM's McDermott-ETPM East, Inc. joint venture by the Ras Laffan Liquified Natural Gas Company of Qatar for the installation of offshore power and communication cables, fabrication and installation of living quarters and wellhead platforms, and overall project management.

Not included in backlog is a letter of award for $180,000,000 received after March 31, 1996 from Total Myanmar Exploration and Production for the management, engineering, supply, construction, installation, hook-up and commissioning of two wellhead platforms; and quarters, flare and production platform facilities for the Yadana Development Project. This is the first offshore development in Myanmar and is expected to be completed by May 1998.

Not included in Marine Construction Services' backlog at March 31, 1996 and 1995 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $1,407,000,000 and $1,014,000,000, respectively. Included in backlog to be performed by its unconsolidated joint ventures is $230,350,000 related to a contract awarded during fiscal year 1995 by Statoil A/S to JRM's McDermott-ETPM West, Inc. joint venture to install up to three large diameter gas pipelines in the North Sea. Installation of the pipelines is scheduled to start during fiscal year 1997 and continue through fiscal year 2000.

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


FACTORS AFFECTING DEMAND

The activity of the Marine Construction Services' segment depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and local and international political and economic conditions. Demand for new ship construction and inland barges is impacted by charter rates that ship and barge owners can earn and by the age and condition of the existing fleet.

Oil company capital exploration and production budgets in calendar year 1996 are higher than 1995 expenditures. While oil prices remain flat, natural gas prices have increased significantly as compared to calendar year 1995. Expenditures in both domestic and international areas are expected to increase; domestic at a higher rate. Worldwide demand for offshore drilling rigs has increased and this, historically, has been a leading indicator for an
increase in the need for marine construction services.   This segment's markets
are expected to begin to emerge from the competitive environment that has put pressure on margins in prior periods.

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


E.    RESEARCH AND DEVELOPMENT ACTIVITIES

McDermott International conducts its principal research and development activities at its research centers in Alliance, Ohio and Lynchburg, Virginia; and also conducts development activities at its various manufacturing plants and engineering and design offices. During the fiscal years ended March 31, 1996, 1995 and 1994, approximately $68,106,000, $64,145,000 and $69,148,000, respectively, was spent by McDermott International on research and development activities, of which approximately $45,106,000, $44,240,000 and $48,112,000, respectively, was paid for by customers of McDermott International. Research and development activities were related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. McDermott International's new multi-million dollar clean environment development facility in Alliance, Ohio was completed during fiscal year 1995. The facility was constructed in response to present and future emission pollution standards in the U.S. and worldwide. Approximately 300 employees were engaged full time in research and development activities at March 31, 1996.

F.    INSURANCE

McDermott International maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which McDermott International considers uneconomical. Among such risks are war and confiscation of property in certain areas of the world, pollution liability in excess of relatively low limits and, in recent years, asbestos liability. Depending on competitive conditions and other factors, McDermott International endeavors to obtain contractual protection against uninsured risks from its customers. However, there is no assurance that insurance or contractual indemnity protection, when obtained, will be sufficient or effective under all circumstances or against all hazards to which McDermott International may be subject.

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

Prior to JRM's acquisition of OPI, one of OPI's vessels was severely damaged during a typhoon while under going final work in connection with its refurbishment. Estimates for the repair of the vessel, together with out-of-pocket costs, total more than $45,000,000. At the time of the casualty loss, insurance policies had been issued insuring the vessel for its full value. Efforts to settle the claim with underwriters, however, have been unsuccessful, and resort to the courts may be necessary to collect the amount claimed. Management believes that the underwriters' refusal to satisfactorily adjust the claim is without basis and is of the opinion that the outcome of any necessary litigation will be favorable.

The insurance coverage of McDermott International for products liability and employers' liability claims is subject to varying insurance limits which are dependent upon the year involved. The Babcock & Wilcox Company has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. Pursuant to the agreement, The Babcock & Wilcox Company negotiates and settles these claims and bills these amounts to the appropriate insurers. For financial reporting purposes, a provision has been recognized to the extent that recovery of these amounts from McDermott International's insurers has not been determined to be probable. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers (see Notes 1 and 10 to the consolidated financial statements), which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

McDermott International has two wholly owned insurance subsidiaries. To date, these subsidiaries have written policies concerning general and automobile liability, builders' risk within certain limits, marine hull, and workers'
compensation for McDermott International, Inc. and its subsidiaries.   No
significant amounts of insurance have been written for unrelated parties.


G.    EMPLOYEES

At March 31, 1996, McDermott International employed, under its direct supervision, approximately 25,400 persons compared with 25,200 at March 31, 1995. Approximately 6,400 employees were members of labor unions at March 31, 1996 as compared with approximately 4,600 at March 31, 1995. The majority of B&W's manufacturing facilities operate under union contracts which customarily are renewed every two to three years. During the next twelve months, four contracts covering approximately 300 of B&W's hourly workers will expire. B&W expects to renew these contracts successfully, without incident. McDermott International considers its relationship with its employees to be satisfactory.


H.    ENVIRONMENTAL REGULATIONS AND MATTERS

McDermott International is subject to the existing and evolving standards relating to the environment. These laws include the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") of 1980, as amended, and similar laws which provide for responses to and liability for releases of hazardous substances into the environment; and the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and other federal laws, each as amended, and similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. McDermott International's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. McDermott International believes that its facilities are in substantial compliance with current regulatory standards.


McDermott International's compliance with U.S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $1,576,000 in fiscal year 1996, and it expects to spend another $3,948,000 on such capital expenditures over the next five years. McDermott International cannot predict all of the environmental requirements or circumstances which will exist in the future, but it anticipates that environmental control and protection standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in a charge against income before taxes of approximately $8,607,000 in fiscal year 1996.

McDermott International has been identified as a potentially responsible party at various cleanup sites under the CERCLA, as amended. McDermott International has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on its relative contribution of waste to each site, McDermott International's share of the ultimate liability for the various sites is not expected to have a material effect on McDermott International's consolidated financial position, results of operations or liquidity in any given year.

Remediation projects have been or may be undertaken at certain of McDermott International's current and former plant sites, and, during fiscal year 1995, B&W completed subject to Nuclear Regulatory Commission ("NRC") certification, the decommissioning and decontamination of its former nuclear fuel processing plant at Apollo, Pennsylvania. All fabrication and support buildings have been removed, and all contaminated soil has been shipped to authorized disposal facilities. B&W expects to obtain approval from the NRC to have the site released for unrestricted use before the end of calendar year 1996.

During fiscal year 1995, a decision was made to close certain of B&W's nuclear manufacturing facilities, and a provision of $41,724,000 for the decontamination, decommissioning and the closing of these facilities was recognized. Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination is proceeding as permitted by the existing NRC license, while funding support is being sought. A decommissioning plan was submitted for review and approval as required by the NRC during January 1996. B&W expects to reach an agreement with the NRC in fiscal 1997 on the plan that provides for the completion of facilities dismantlement and soil restoration by the end of fiscal year 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

The Department of Environmental Resources of the Commonwealth of Pennsylvania ("PADER"), by letter dated March 19, 1994, advised B&W that it will seek monetary sanctions, and remedial and monitoring relief, related to B&W's Parks Facilities in Parks Township, Armstrong County, Pennsylvania. The relief sought relates to potential groundwater contamination related to the previous operations of the facilities. B&W is currently negotiating with PADER and expects to reach a settlement without having to resort to litigation. Any sanctions ultimately assessed are not expected to have a material effect on the consolidated financial statements of McDermott International.


McDermott International performs significant amounts of work for the U. S. Government under both prime contracts and subcontracts and operates certain facilities that are licensed to possess and process special nuclear materials and thus are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the Nuclear Regulatory Commission.

Decommissioning regulations promulgated by the U.S. Nuclear Regulatory Commission require B&W to provide financial assurance that it will be able to pay the expected cost of decommissioning its facilities at the end of their service lives. B&W will continue to provide financial assurance of $11,788,000 during fiscal year 1997 by issuing letters of credit for the ultimate decommissioning of all its licensed facilities, except one. This facility, which represents the largest portion of B&W's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U. S. Government.

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

For a discussion of McDermott International's potential liability for non-employee products liability asbestos claims see Item 1F and Notes 1 and 10 to the consolidated financial statements.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                P A R T   I I


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

International's Common Stock is traded on the New York Stock Exchange. High and low stock prices and dividends declared for the fiscal years ended March 31, 1996 and 1995 follow:




                                FISCAL YEAR 1995

                                                        SALES PRICE                                CASH
                                                        -----------                               DIVIDENDS
QUARTER ENDED                                  HIGH                      LOW                      DECLARED
- -------------                                  ----                      ---                      --------
June 30, 1994                        $       25 - 7/8           $     19 - 3/8                     $0.25

September 30, 1994                           27 - 1/4                 24 - 1/4                      0.25

December 31, 1994                            26 - 1/8                 23 - 1/2                      0.25

March 31, 1995                               29 - 1/8                 23 - 3/4                      0.25



                                FISCAL YEAR 1996

                                                        SALES PRICE                                CASH
                                                        -----------                               DIVIDENDS
QUARTER ENDED                                  HIGH                      LOW                      DECLARED
- -------------                                  ----                      ---                      --------
June 30, 1995                        $          28              $     23 - 1/4                     $0.25

September 30, 1995                           25 - 3/8                 19 - 5/8                      0.25

December 31, 1995                            22 - 1/8                 15 - 3/8                      0.25

March 31, 1996                               21 - 3/4                 17 - 7/8                      0.25


As of March 31, 1996, the approximate number of record holders of Common Stock was 6,294.

Item 6.  SELECTED FINANCIAL DATA

                                                     FOR THE FISCAL YEARS ENDED MARCH 31,
                                 1996               1995             1994             1993             1992
                                 ----               ----             ----             ----             ----
                                                 (In thousands, except for per share amounts)

Revenues                     $  3,279,106       $  3,043,680     $  3,059,912   $  3,172,555      $  3,524,482

Income from
 Continuing Operations
 before Extraordinary
 Items and Cumulative
 Effect of Accounting
 Changes                     $     20,625       $     10,876     $     89,956   $     67,323      $     80,537

Net Income (Loss)            $     20,625       $      9,111     $    (10,794)  $   (188,732)     $     77,169

Primary and Fully
 Diluted Earnings
 (Loss) Per
 Common Share:

Income  from
 Continuing Operations
 before Extraordinary
 Items and Cumulative
 Effect of Accounting
 Changes                     $       0.23       $       0.05     $       1.57   $       1.29      $       1.75

Net Income (Loss)            $       0.23       $       0.02     $      (0.32)  $      (3.63)     $       1.67

Total Assets                 $  4,387,251       $  4,751,670     $  4,223,569   $  3,092,963      $  3,126,195

Long-Term Debt               $    576,256       $    579,101     $    667,066   $    583,211      $    765,053

Subsidiary's
  Redeemable
  Preferred Stocks                173,301            179,251          196,672        204,482           204,482
                             ------------       ------------     ------------   ------------      ------------
Total                        $    749,557       $    758,352     $    863,738   $    787,693      $    969,535

Cash Dividends Per
  Common Share               $       1.00       $       1.00     $       1.00   $       1.00      $       1.00

See Note 2 to the consolidated financial statements regarding acquisitions in fiscal years 1996, 1995 and 1994. See Note 1 regarding the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 in fiscal year 1995 and Emerging Issues Task Force Issue No. 93-5 in fiscal year 1994. Fiscal year 1993 includes the cumulative effect of the adoption of SFAS No. 106 and
SFAS No. 109.   See Note 10 regarding the uncertainty as to the ultimate loss relating to products liability asbestos claims.

In fiscal year 1996, Net Income included a gain of $34,788,000 resulting from the sale of McDermott International's interest in three Caspian Sea oil fields, an after tax equity income gain of $20,047,000 resulting from the sale of two power purchase contracts, and an after tax charge of $7,840,000 due to the write-off of an insurance receivable due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations. In fiscal year 1995, Income before Cumulative Effect of Accounting Change included after tax charges of $30,218,000 for provisions for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility, and $8,832,000 for the reduction of estimated products liability asbestos claims recoveries from insurers. Also, in fiscal year 1995, after tax income included $16,631,000 for a reduction in accrued interest expense due to the settlement of outstanding tax issues. In fiscal years 1993 and 1992, Income from Continuing Operations before Extraordinary Items and Cumulative Effect of Accounting Changes included after tax gains from the sale of McDermott International's interest in its two commercial nuclear joint ventures of $15,667,000 and $35,436,000, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

A significant portion of McDermott International's revenues and operating results are derived from its foreign operations. As a result, McDermott International's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. McDermott International's policy attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, its practice of entering into forward exchange contracts to hedge foreign currency transactions reduces the impact of foreign exchange rate movements on operating results.

In general, both of McDermott International's business segments are capital intensive businesses that rely on large contracts for a substantial amount of the revenues.

The performance of the Power Generation Systems and Equipment segment is largely a function of capital spending in the electric power generation industry and U. S. Government spending, especially for nuclear fuel assemblies and reactor components for the U.S. Navy. This segment's recent business activities have been characterized by significant demand for large, new baseload generating units for electric utilities in Asia and the Middle East and reactively weaker markets in the United States and Europe.

The performance of the Marine Construction Services segment is a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. As a result, this segment's revenues and profitability reflect some variability associated with the timing of the completion of significant development projects and the commencement of others as to which it has contracts, as well as the worldwide volume of projects and their geographic distribution. This segment's recent operating results have been adversely impacted by a substantial decline in the number of projects generating demand for marine construction services in the Southeast Asia market. McDermott International believes this decline is only temporary and is largely due to project timing. This decline has had an adverse effect on other markets as a result of the migration of equipment and other resources previously allocated to the Southeast Asia market to other markets and the resultant pressure on pricing in those markets caused by the increased capacity. Based on its ongoing dialogue with existing customers with respect to possible future projects, McDermott International expects improvements in certain of its significant markets, including Southeast Asia and the Gulf of Mexico.
McDermott International believes that some level of improvement in market activity is reflected in an increase in the backlog relating to contracts to be performed by its unconsolidated joint ventures from $1,014,000,000 at March 31, 1995 to $1,407,000,000 at March 31, 1996. Notwithstanding these signs of improvement, McDermott International cannot at this time, predict the timing or extent of any improvement in the industry or the future level of demand for the services of this segment.

The foregoing statements regarding McDermott International's markets and the other statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, among others, the uncertainties relating to the development of electric generating units and offshore development decisions to be made by oil and gas exploration and development companies.

FISCAL YEAR 1996 VS FISCAL YEAR 1995

Power Generation Systems and Equipment's revenues increased $45,331,000 to $1,708,566,000. This was primarily due to higher revenues from engineering, procurement and construction of cogeneration plants, from defense and space-related products (other than nuclear fuel assemblies and reactor components), replacement nuclear steam generators for domestic customers manufactured at B&W's Cambridge, Ontario location and fabrication of industrial boilers. These increases were partially offset by lower revenues from repair and alteration of existing fossil fuel steam systems, fabrication and erection of fossil fuel steam and environmental control systems and nuclear fuel assemblies and reactor components for the U. S. Government.

Power Generation Systems and Equipment's segment operating income increased $7,139,000 to $20,579,000 due to provisions of $46,489,000 for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility in the prior year. In addition, there were higher volume and margins from replacement nuclear steam generators, improved margins from fabrication of fossil fuel steam and environmental control systems (including a license buyout agreement of $8,574,000) and higher volume from defense and space-related products (other than nuclear fuel assemblies and reactor components). These increases were offset by the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations. There were also lower margins from engineering, procurement and construction of cogeneration plants. In addition, there were lower volume and margins from the repair and alteration of existing fossil fuel steam systems and industrial boilers, plant enhancement projects and from operations and maintenance contracts.

Power Generation Systems and Equipment's equity in income of investees increased $28,125,000 to $36,489,000. This represents the results of approximately 16 active joint ventures, but is primarily due to a nonrecurring equity income gain of $30,612,000 resulting from the sale of power purchase contracts back to a local utility.

Backlog for this segment at March 31, 1996 was $2,261,799,000 compared to $2,130,754,000 at March 31, 1995. At March 31, 1996, this segment's backlog with the U.S. Government was $816,783,000 (of which $57,988,000 had not been funded) and includes orders for nuclear fuel assemblies and reactor components for the U.S. Navy. These orders are expected to continue to comprise a substantial portion of backlog with the U.S. Government as B&W is the sole source provider of these nuclear fuel assemblies, and supplies assemblies due to reload requirements.

This segment's foreign markets for industrial and utility boilers remain strong as electric utilities in Asia and the Middle East are active purchasers of large, new baseload generating units, due to the rapid growth of their economies and to the small existing stock of electrical generating capacity in most developing countries.

Domestic utility markets remain weak as competition within the electric power industry in the United States has intensified, as the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to its transmission and distribution systems. The modest growth in demand and the changes associated with this transition from a regulated to a competitive industry have caused electric utilities to defer ordering of large, new baseload power plants in the United States and when electric utilities are in need of peaking capacity, many are purchasing combustion turbines with short lead-times or they are purchasing electricity from other utilities and non-regulated sources, such as cogenerators and independent power producers. In addition, the Clean Air Act amendments of 1990 required many customer industries to implement systems to limit or remove emissions. These mandated expenditures have caused some customers to defer repairs and refurbishments on existing plants. However, the U.S. market for replacement nuclear steam generators is expected to continue to make significant contributions to operating income in the foreseeable future, although at lower levels than in recent years.

As discussed (see Item 1F - Insurance), provisions for estimated future costs for non-employee products liability asbestos claims have been recognized for financial reporting purposes (see Notes 1 and 10 to the consolidated financial statements and the discussion of Liquidity below). Inherent in the estimate of these liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled.

Marine Construction Services' revenues increased $199,399,000 to $1,590,318,000, primarily due to higher purchased engineered equipment and subcontract activities in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic and revenues resulting from the acquisition of OPI. There were higher revenues on marine and engineering activities in North America, and the sale of an interest in three Caspian Sea oil fields. These increases were partially offset by lower revenues in the Far East and domestic shipyard operations.

Marine Construction Services' segment operating income increased $6,258,000 to $38,447,000. Excluding the gain of $34,788,000 from the sale of an interest in three Caspian Sea oilfields, segment operating income decreased $28,530,000 due to higher amortization expense relating to goodwill and other intangibles resulting from the acquisition of OPI on January 31, 1995. There were lower margins due to the completion of higher profit margin contracts in the Far East and the Middle East during fiscal 1995, lower volume in the Far East this year, and lower operating income in North America on offshore activities because of weather downtime and lower margins on certain contracts. This decrease was partially offset by a favorable insurance adjustment of $12,000,000, higher volume and margins in North America on fabrication activities, and higher margins on shipyard operations. During fiscal year 1995, there were also operating losses associated with the fabrication yard in Scotland and accelerated depreciation of $4,314,000 on certain marine equipment in the Far East.

Marine Construction Services' equity in income of investees decreased $13,539,000 to $11,949,000. This decrease was primarily due to lower results from both the HeereMac and McDermott-ETPM West, Inc. joint ventures. The revenues of these two joint ventures declined from $656,490,000 to $542,772,000, primarily in the Gulf of Mexico, the Far East and the North Sea, partially offset by increased volume in West Africa. The equity income from these two joint ventures declined from $24,759,000 to $3,616,000 as a result of
reduced volume and margins in the North Sea.   Together these two investees
accounted for 30% of equity in earnings of investees. While both joint ventures performed at low levels during fiscal 1996, worldwide demand for offshore drilling rigs has increased and has resulted in an increase in these joint ventures' backlog. The decrease was partially offset by higher operating activity from the Brown and Root McDermott Fabricators Limited joint venture which was formed in the last quarter of the prior year.

Backlog for this segment at March 31, 1996 and 1995 was $1,137,597,000 and $1,343,078,000, respectively. Not included in backlog at March 31, 1996 and 1995 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $1,407,000,000 and $1,014,000,000, respectively.

The activity of the Marine Construction Services' segment (including its significant investees) depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and local and international political and economic conditions. Demand for new ship construction and inland barges is impacted by charter rates that ship and barge owners can earn and by the age and condition of the existing fleet.

Oil company capital exploration and production budgets in calendar year 1996 are higher than 1995 expenditures. While oil prices remain flat, natural gas prices have increased significantly as compared to calendar year 1995. Expenditures in both domestic and international areas are expected to increase; domestic at a higher rate. Worldwide demand for offshore drilling rigs has increased and this, historically, has been a leading indicator for an increase
in the need for marine construction services.   This segment's markets are
expected to begin to emerge from the competitive environment that has put pressure on margins in prior periods.

Interest income decreased $15,502,000 to $37,238,000 primarily due to decreases in investments in government obligations and other investments in the current year and income recognized in the prior year on a receivable from an equity investee and settlement of claims for interest relating to foreign tax refunds and contract claims.

Interest expense increased $27,197,000 to $84,312,000, primarily due to a reduction in accrued interest of $26,300,000 on proposed tax deficiencies that was recorded in the prior year.

Minority interest expense decreased $2,137,000 to $10,030,000 primarily due to minority shareholder participation in the increased losses of the McDermott-ETPM East joint venture in the current year which was partially offset by participation in losses in the prior year of DCC.

Other-net increased $37,790,000 from expense of $33,291,000 to income of $4,499,000. This increase was primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries of $14,478,000 from insurers and a provision for the settlement of a lawsuit, both in the prior year, and gains in the current year of $9,115,000 on the disposal of assets.

The provision for income taxes increased $21,122,000 from a benefit of $20,043,000 to a provision of $1,079,000, while income before income taxes and cumulative effect of accounting change increased $30,871,000 from a loss of $9,167,000 to income of $21,704,000. The increase in income taxes is primarily due to an increase in income from operations partially offset by a reappraisal of $5,600,000 of liabilities in certain foreign tax jurisdictions. In addition, McDermott International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 5% of pretax income in fiscal year 1996 compared to a benefit from income taxes of 219% of pretax loss in fiscal year 1995.

Net Income increased $11,514,000 to $20,625,000 reflecting the cumulative effect of the adoption of SFAS No. 112, in addition to the other items mentioned above.


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

Power Generation Systems and Equipment's segment operating income decreased $28,365,000 to $13,440,000 due to provisions for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility ($46,489,000) and a favorable warranty reserve recorded in the prior year ($11,000,000). Operating income increased due to lower operating expenses (including favorable workers compensation adjustments) and administrative expenses (including cost reduction initiatives); higher volume and margins on operations and maintenance contracts; and improved margins on plant enhancement projects. These increases were partially offset by lower volume and margins on extended scope of supply and fabrication of industrial boilers, lower volume on replacement parts, and lower margins on nuclear fuel assemblies and reactor components for the U. S. Government.

Power Generation Systems and Equipment's equity in income of investees decreased $3,668,000 to $8,364,000. This represents the results of approximately fifteen active joint ventures each of which is relatively small. The decrease was primarily due to a discontinued domestic venture which engaged in simulation training and lower operating results from its Chinese venture engaged in boiler manufacturing.

Marine Construction Services' revenues decreased $61,578,000 to $1,390,919,000, primarily due to lower volume in worldwide marine and domestic fabrication operations. These decreases were partially offset by the inclusion of revenues as a result of the acquisitions of OPI ($44,439,000) on January 31, 1995 and Northern Ocean Services ("NOS") ($59,644,000 for the full fiscal year) in February 1994 and higher volume in foreign fabrication and procured materials.


Marine Construction Services' segment operating income increased slightly to $32,189,000 from $34,174,000 (including $4,993,000 from OPI) primarily due to improved margins in foreign marine operations, inclusion of the operating results of NOS for the full fiscal year; and higher volume of procured materials, domestic engineering operations, and foreign fabrication. These increases were mostly offset by higher operating expenses, lower operating results from DCC's operations, lower margins from shipyard operations, and start-up costs associated with new shipbuilding activities.

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

Net Income increased $19,905,000 from a loss of $10,794,000 to income of $9,111,000 reflecting the cumulative effect of the adoption of SFAS No. 112 of $1,765,000 in the current year and the cumulative effect of accounting change for non- employee products liability asbestos claims of $100,750,000 in the prior year, in addition to other items described above.


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


Liquidity and Capital Resources

During fiscal year 1996, McDermott International's cash and cash equivalents increased $152,754,000 to $238,663,000 and total debt decreased $176,173,000 to
$810,514,000. This included McDermott International's repayment of its 10.25% Notes of $150,000,000 on June 1, 1995. During this period, McDermott International used cash of $174,331,000 for repayment of long-term debt; $165,836,000 in operating activities; $85,838,000 for additions to property, plant and equipment; $62,411,000 for dividends on International's common and preferred stocks; $29,620,000 for the conversion of a barge to a floating production unit; $23,364,000 for investments in equity investees; $23,260,000 for acquisitions; and $5,743,000 for the repurchase of a subsidiary's preferred stock to satisfy current and future sinking fund requirements. Also during this period, McDermott International received cash of $478,343,000 from the liquidation of its investment portfolio; $165,060,000 from the proceeds of asset sales; $30,000,000 as a deposit on the sale of certain marine equipment and $46,497,000 from the return of capital from its equity investees.

The decrease in accounts payable relates primarily to the Britoil contract for the Atlantic Frontier Programme Development of Foinaven Phase One Facility ("Foinaven"). Increases in Net contracts in progress and advance billings were primarily due to the timing of billings on the Foinaven contracts and Canadian activities.

Pursuant to an agreement with the majority of its principal insurers, McDermott International negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in the process, reimbursement is usually delayed for three months or more. The number of claims had increased during the second half of fiscal year 1995 and the first nine months of fiscal year 1996, but have decreased during the March quarter. Management believes, based on information currently available, that the recent increase represented an acceleration in the timing of the receipt of these claims, but does not represent an increase in its total estimated liability. The average amount of these claims (historical average of approximately $5,500 per claim over the last three years) has continued to rise. Claims paid in fiscal year 1996 were $151,961,000, of which $135,778,000 has been recovered or is due from insurers. At March 31, 1996, receivables of $63,223,000 were due from insurers for reimbursement of settled claims including $21,050,000 due from certain insurers which have refused to reimburse B&W for amounts paid by B&W to settle claims under applicable policies. B&W has filed a lawsuit against these insurers seeking reimbursement of these claims and expects to prevail in this litigation which may continue beyond fiscal year 1997 unless a settlement is reached. B&W will require that any settlement reimburse B&W for all amounts billed to date and future payments up to full policy limits. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays (including the lawsuit mentioned above), and the amount of claims paid for which insurance recovery is not probable have not had a material adverse effect on McDermott International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

McDermott International's expenditures for property, plant and equipment decreased $5,341,000 to $85,838,000 in fiscal year 1996. While the majority of these expenditures were incurred to maintain and replace existing facilities and equipment, $8,669,000 was expended for the installation of a new pipe reel system on a marine barge. In addition to expenditures for property, plant and equipment, McDermott International expended $29,620,000 for the conversion of a barge to a floating production unit which is now leased to a third party. The barge conversion is financed by $21,700,000 in loan facilities, of which $21,139,000 was outstanding at March 31, 1996. McDermott International has committed to make capital expenditures of approximately $43,689,000 during fiscal 1997.

At March 31, 1996 and 1995, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $107,000,000 and $175,000,000, respectively, under an agreement with a U.S. bank. During fiscal year 1996 the maximum sales limit available under the agreement was reduced from $225,000,000 to $140,000,000 and the agreement was amended to provide for an annual renewal of the program.

At March 31, 1996 and 1995, International and its subsidiaries had available to them various uncommitted short-term lines of credit from banks totaling $439,610,000 and $373,867,000, respectively. Borrowings against these lines of credit at March 31, 1996 and 1995 were $149,067,000 and $63,025,000, respectively. In addition, The Babcock & Wilcox Company had available to it an unsecured and committed revolving credit facility which was amended during fiscal year 1996 to increase the commitment to $150,000,000 and to extend the agreement to March 31, 1999. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements. There were borrowings of $50,000,000 against this facility at March 31, 1996 and none at March 31, 1995. JRM also had available a $150,000,000 unsecured and committed revolving credit facility on which no borrowings were outstanding at March 31, 1996. JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1996, approximately $13,000,000 of JRM's net assets were not subject to this restriction.

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

McDermott International maintains an investment portfolio of government
obligations and other investments.   The fair value of short-term investments
and the long-term portfolio at March 31, 1996 was $244,103,000. At March 31, 1996, approximately $125,361,000 fair value of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

During March 1996, JRM sold the vessels DB101 and DB102 (previously leased to the joint venture) to the HeereMac joint venture for $240,969,000, including $30,000,000 as a deposit in advance of the sale of certain marine equipment. Consideration received included cash of $135,969,000 and a promissory note of $105,000,000 bearing interest at a rate of 7.75%. The cash portion of the purchase price was funded in part through a $200,000,000 stand-alone credit arrangement obtained by the HeereMac joint venture. Proceeds from the sale were used to repay JRM's Floating Rate Note to McDermott International and to repay other indebtedness of approximately $72,000,000. The remaining proceeds were invested in cash equivalents. As a result of the sale, JRM recorded a deferred gain of $103,239,000, which it is amortizing over 12 years.

Also during March 1996, McDermott International sold its interest in three Caspian Sea oil fields to Itochu Corporation, a Japanese trading company, and recognized a gain of $34,788,000. The proceeds from the sale were used to repay outstanding short-term indebtedness.

Working capital increased $372,776,000 to $331,986,000 at March 31, 1996 from a deficit of $40,790,000 at March 31, 1995. This increase reflects the liquidation of approximately $348,000,000 of the long-term investment portfolio to repay short-term debt and the 10.25% Notes due June 1, 1995, and cash received from the vessel sales described above. During fiscal year 1997, McDermott International expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, sales of non-strategic assets and borrowings under its short-term lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott International's liquidity or capital resources. McDermott International's financial strategy is to rebuild its investment portfolio and maintain a level of cash and investments equal to or greater than its total debt. It intends to achieve this balance from improved operating performance and the disposition of unused, surplus and non-strategic assets which have been identified and placed in a program for their disposal. JRM is also considering the issuance of public debt, the proceeds of which, in part, would be used to repay its intercompany note payable of $231,000,000 which was issued to International in consideration for the contribution of International's marine construction services businesses to JRM in the merger with OPI. International intends to reduce any short-term borrowings outstanding, and to invest any remaining funds from the settlement in its investment portfolio.

JRM's joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements. Historically, JRM has obtained funds from its joint ventures through chartering arrangements, whereby JRM charters vessels to the joint ventures for use in their operations, as well as through distributions from the joint ventures. While JRM and the other parties to the joint venture arrangements generally must agree on the amount of cash flow to be distributed, the joint ventures have historically distributed to their respective owners cash in excess of estimated working capital requirements, based on the owners' relative ownership percentages.

International's quarterly dividends are $0.25 per share on its Common Stock and $0.71875 per share on its Series C Cumulative Convertible Preferred Stock. The Delaware Company's quarterly dividends are $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock. International's and the Delaware Company's quarterly dividends were at the same rates in 1996 and 1995. During fiscal year 1996, 458,382 shares of Series B Preferred Stock were converted into 1,065,193 shares of common stock and the remaining 250 shares were redeemed for cash. Prior to its redemption during fiscal 1996, JRM paid $511,000 on its Series B Preferred Stock.

At March 31, 1996, the ratio of long-term debt to total stockholders' equity was 0.84 as compared with 0.81 at March 31, 1995.

McDermott International has provided a valuation allowance ($30,889,000 at March 31, 1996) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets at March 31, 1996 in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences and, if necessary, the implementation of tax planning strategies involving the sales of appreciated assets. A major uncertainty that affects the ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.



New Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also applies to similar assets that are held for disposal, except for the assets of a discontinued operation. McDermott International has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. McDermott International has not yet finalized its review of the provisions of this statement, and accordingly, has not yet determined whether it will adopt SFAS No. 123 for expense recognition purposes, or continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and make the pro forma information disclosures required under the new method.

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

May 15, 1996

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
McDermott International, Inc.



We have audited the accompanying consolidated balance sheet of McDermott International, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDermott International, Inc. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for postemployment benefits and investment securities in 1995 and recoveries of products liability claims in 1994.



                                        ERNST & YOUNG LLP


New Orleans, Louisiana
May 15, 1996

                         McDERMOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1996 and 1995

                                     ASSETS

                                                                                 1996               1995
                                                                           ---------------     --------------
                                                                                     (In thousands)
Current Assets:
  Cash and cash equivalents                                                $       238,663     $       85,909
  Short-term investments                                                             2,077            132,691
  Accounts receivable - trade                                                      457,049            475,861
  Accounts and note receivable - unconsolidated affiliates                          57,691             75,709
  Accounts receivable - other                                                      162,335            104,155
  Insurance recoverable - current                                                  116,280            111,188
  Contracts in progress                                                            457,265            279,016
  Inventories                                                                       77,592             64,044
  Deferred income taxes                                                             93,104             76,863
  Other current assets                                                              62,482             45,131
- -------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                           1,724,538          1,450,567
- -------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
  Land                                                                              34,097             37,528
  Buildings                                                                        240,393            257,228
  Machinery and equipment                                                        1,575,530          1,886,268
  Property under construction                                                       40,083             55,994
- -------------------------------------------------------------------------------------------------------------
                                                                                 1,890,103          2,237,018
  Less accumulated depreciation                                                  1,199,416          1,337,341
- -------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                  690,687            899,677
- -------------------------------------------------------------------------------------------------------------
Investments:
  Government obligations                                                           132,674            383,023
  Other investments                                                                109,352            199,379
- -------------------------------------------------------------------------------------------------------------
         Total Investments                                                         242,026            582,402
- -------------------------------------------------------------------------------------------------------------
Insurance Recoverable                                                              606,963            750,219
- -------------------------------------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets of
  Purchased Businesses Less Accumulated Amortization
  of $126,882,000 at  March 31, 1996
  and $96,405,000 at March 31, 1995                                                460,058            381,491
- -------------------------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                              283,656            277,814
- -------------------------------------------------------------------------------------------------------------
Other Assets                                                                       379,323            409,500
- -------------------------------------------------------------------------------------------------------------
  TOTAL                                                                    $     4,387,251     $    4,751,670
=============================================================================================================

See accompanying notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 1996               1995
                                                                           ---------------     --------------
                                                                                     (In thousands)
Current Liabilities:
  Notes payable and current
    maturities of long-term debt                                           $       234,258     $      407,586
  Accounts payable                                                                 264,930            286,219
  Environmental and products liabilities - current                                 161,062            133,280
  Accrued employee benefits                                                         98,159            104,883
  Accrued liabilities - other                                                      410,103            326,688
  Advance billings on contracts                                                    187,378            180,018
  U.S. and foreign income taxes                                                     36,662             52,683
- -------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                               1,392,552          1,491,357
- -------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                     576,256            579,101
- -------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                      401,321            393,744
- -------------------------------------------------------------------------------------------------------------
Environmental and Products Liabilities                                             721,740            913,939
- -------------------------------------------------------------------------------------------------------------
Other Liabilities                                                                  268,975            310,989
- -------------------------------------------------------------------------------------------------------------
Contingencies
- -------------------------------------------------------------------------------------------------------------
Minority Interest:
  Subsidiary's redeemable preferred stocks                                         173,301            179,251
  Other minority interest                                                          168,586            172,710
- -------------------------------------------------------------------------------------------------------------
         Total Minority Interest                                                   341,887            351,961
- -------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
 Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 Series C $2.875 cumulative
   convertible, par value $1.00 per share,
   (liquidation preference $143,750,000)                                              2,875             2,875
  Common stock, par value $1.00 per share,
   authorized 150,000,000 shares; outstanding
   54,435,823 at March 31, 1996 and
   53,959,597 at March 31, 1995                                                      54,436            53,960
 Capital in excess of par value                                                     949,022           936,134
 Deficit                                                                           (290,968)         (249,061)
 Minimum pension liability                                                           (1,428)             (391)
 Net unrealized loss on investments                                                  (1,875)           (8,050)
 Currency translation adjustments                                                   (27,542)          (24,888)
- -------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                 684,520           710,579
- -------------------------------------------------------------------------------------------------------------
         TOTAL                                                             $      4,387,251    $    4,751,670
=============================================================================================================

                         McDERMOTT INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996

                                                             1996                1995                   1994
                                                      ----------------     ----------------       ----------------
                                                                             (In thousands)
Revenues                                              $      3,279,106     $      3,043,680       $      3,059,912
- ------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)                           2,838,588            2,645,232              2,657,712
  Depreciation and amortization                                139,875              115,558                 99,393
  Selling, general and
    administrative expenses                                    274,772              276,076                262,873
- ------------------------------------------------------------------------------------------------------------------
                                                             3,253,235            3,036,866              3,019,978
- ------------------------------------------------------------------------------------------------------------------
Operating Income before Equity
    in Income of Investees                                      25,871                6,814                 39,934

Equity in Income of Investees                                   48,438               33,852                119,860
- ------------------------------------------------------------------------------------------------------------------
Operating Income                                                74,309               40,666                159,794
- ------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                               37,238               52,740                 38,751
  Interest expense                                             (84,312)             (57,115)               (63,975)
  Minority interest                                            (10,030)             (12,167)               (15,251)
  Other-net                                                      4,499              (33,291)                (4,365)
- ------------------------------------------------------------------------------------------------------------------
                                                               (52,605)             (49,833)               (44,840)
- ------------------------------------------------------------------------------------------------------------------
Income (Loss) before Provision for (Benefit from)
  Income Taxes and Cumulative Effect
  of Accounting Changes                                         21,704               (9,167)               114,954

Provision for (Benefit from) Income Taxes                        1,079              (20,043)                24,998
- ------------------------------------------------------------------------------------------------------------------
Income before Cumulative Effect of
  Accounting Changes                                            20,625               10,876                 89,956

Cumulative Effect of Accounting Changes                          -                   (1,765)              (100,750)
- ------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                     $         20,625     $          9,111       $        (10,794)
==================================================================================================================
Net Income (Loss) Applicable to
  Common Stock (after Preferred
  Stock Dividends)                                    $         12,359     $            845       $        (16,878)
==================================================================================================================

                                                                       CONTINUED




                                                          1996                1995                 1994
                                                   ----------------     ----------------      --------------
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:

  Primary and Fully Diluted:

           Income before cumulative
              effect of accounting
              changes                              $          0.23      $          0.05       $         1.57
           Accounting changes                                 -                   (0.03)               (1.89)
           -------------------------------------------------------------------------------------------------
           Net income (loss)                       $          0.23      $          0.02       $        (0.32)
           =================================================================================================

CASH DIVIDENDS:

  Per common share                                 $          1.00      $          1.00       $         1.00
  Per preferred share                              $          2.88      $          2.88       $         2.12
- ------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996
                    (In thousands, except for share amounts)

                                                  Preferred Stock
                                                     Series C                             Common Stock
                                             -------------------------           -------------------------------
                                              Shares         Par Value             Shares              Par Value
                                             ---------       ---------           ----------            ---------

Balance March 31, 1993                           -             $   -             52,211,961            $  52,212
- ----------------------------------------------------------------------------------------------------------------
Net loss                                         -                 -                   -                      -
Minimum pension liability                        -                 -                   -                      -
Translation adjustments                          -                 -                   -                      -
Common stock dividends                           -                 -                   -                      -
Preferred stock dividends                        -                 -                   -                      -
Preferred shares issued                      2,875,000           2,875                 -                      -
Exercise of stock options                        -                 -                783,285                  783
Restricted stock purchases - net                 -                 -                148,830                  149
Contributions to thrift plan                     -                 -                300,391                  300
Deferred career executive
  stock plan expense                             -                 -                   -                      -
- ----------------------------------------------------------------------------------------------------------------
Balance March 31, 1994                       2,875,000           2,875           53,444,467               53,444
- ----------------------------------------------------------------------------------------------------------------
Adoption of SFAS 115                             -                 -                   -                      -
Net income                                       -                 -                   -                      -
Minimum pension liability
Loss on investments                              -                 -                   -                      -
Translation adjustments                          -                 -                   -                      -
Common stock dividends                           -                 -                   -                      -
Preferred stock dividends                        -                 -                   -                      -
Acquisition of OPI by JRM                        -                 -                   -                      -
Exercise of JRM stock options                    -                 -                   -                      -
Exercise of stock options                        -                 -                147,217                  148
Tax benefit on exercise of
  stock options                                  -                 -                   -                      -
Restricted stock purchases - net                 -                 -                 55,030                   55
Redemption of preferred shares                   -                 -                   -                      -
Contributions to thrift plan                     -                 -                312,883                  313
Deferred career executive
  stock plan expense                             -                 -                   -                      -
- ----------------------------------------------------------------------------------------------------------------
Balance March 31, 1995                       2,875,000           2,875           53,959,597               53,960
- ----------------------------------------------------------------------------------------------------------------
Net income                                       -                 -                   -                      -
Minimum pension liability                        -                 -                   -                      -
Gain on investments                              -                 -                   -                      -
Translation adjustments                          -                 -                   -                      -
Common stock dividends                           -                 -                   -                      -
Preferred stock dividends                        -                 -                   -                      -
JRM equity transactions                          -                 -                   -                      -
Exercise of stock options                        -                 -                 76,005                   76
Restricted stock purchases - net                 -                 -                 99,270                   99
Redemption of preferred shares                   -                 -                   -                      -
Contributions to thrift plan                     -                 -                300,951                  301
Deferred career executive
  stock plan expense                             -                 -                   -                      -
- ----------------------------------------------------------------------------------------------------------------
Balance March 31, 1996                       2,875,000         $ 2,875           54,435,823            $  54,436
================================================================================================================

See accompanying notes to the consolidated financial statements.

               Capital              Retained            Minimum          Unrealized          Currency         Total
              in Excess             Earnings            Pension           Loss on          Translation    Stockholders'
            of Par Value            (Deficit)          Liability        Investments         Adjustment        Equity
            ------------            ---------          ---------        -----------         ----------        ------
           $    568,329          $    (126,264)      $      (74)      $      -          $  (33,785)     $    460,418
           ---------------------------------------------------------------------------------------------------------
                   -                   (10,794)            -                 -                -              (10,794)
                   -                      -                (857)             -                -                 (857)
                   -                      -                -                 -             (14,116)          (14,116)
                   -                   (53,074)            -                 -                -              (53,074)
                   -                    (6,084)            -                 -                -               (6,084)
                137,191                   -                -                 -                -              140,066
                 15,509                   -                -                 -                -               16,292
                   -                      -                -                 -                -                  149
                  7,684                   -                -                 -                -                7,984

                  2,274                   -                -                 -                -                2,274
           ---------------------------------------------------------------------------------------------------------
                730,987               (196,216)            (931)             -             (47,901)          542,258
           ---------------------------------------------------------------------------------------------------------
                   -                      -                -               (4,095)            -               (4,095)
                   -                     9,111             -                 -                -                9,111
                   -                      -                 540              -                -                  540
                   -                      -                -               (3,955)            -               (3,955)
                   -                      -                -                 -              15,597            15,597
                   -                   (53,690)            -                 -                -              (53,690)
                   -                    (8,266)            -                 -                -               (8,266)
                189,793                   -                -                 -               7,416           197,209
                   (151)                  -                -                 -                -                 (151)
                  2,991                   -                -                 -                -                3,139

                  2,642                   -                -                 -                -                2,642
                   -                      -                -                 -                -                   55
                    239                   -                -                 -                -                  239
                  7,400                   -                -                 -                -                7,713

                  2,233                   -                -                 -                -                2,233
           ---------------------------------------------------------------------------------------------------------
                936,134               (249,061)            (391)           (8,050)         (24,888)          710,579
           ---------------------------------------------------------------------------------------------------------
                   -                    20,625             -                 -                -               20,625
                   -                      -              (1,037)             -                -               (1,037)
                   -                      -                -                6,175             -                6,175
                   -                      -                -                 -              (2,654)           (2,654)
                   -                   (54,266)            -                 -                -              (54,266)
                   -                    (8,266)            -                 -                -               (8,266)
                  2,382                   -                -                 -                -                2,382
                  1,935                   -                -                 -                -                2,011
                   (308)                  -                -                 -                -                 (209)
                    206                   -                -                 -                -                  206
                  6,046                   -                -                 -                -                6,347

                  2,627                   -                -                 -                -                2,627
           ---------------------------------------------------------------------------------------------------------
           $    949,022          $    (290,968)      $   (1,428)      $    (1,875)      $  (27,542)     $    684,520
           =========================================================================================================

                         McDERMOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   1996                1995              1994
                                                                   ----                ----              ----
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                            $         20,625    $        9,111    $      (10,794)
- -----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                     139,875           115,558            99,393
    Equity in income of investees
         less dividends                                                (5,963)           42,629           (54,646)
    Gain on sale and disposal of assets                                (9,115)           (1,874)           (4,369)
    Provision for (benefit from) deferred taxes                         9,121            (3,896)            3,875
    Cumulative effect of accounting changes                              -                1,765           100,750
    Other                                                              (8,786)            1,954             9,724
    Changes in assets and liabilities, net of effects
      from acquisitions:
         Accounts receivable                                          (16,613)            1,688           134,517
         Accounts payable                                             (43,187)          (34,637)          (34,944)
         Inventories                                                  (11,638)            5,000             1,768
         Net contracts in progress and advance
           billings                                                  (164,805)          (37,891)           54,768
         Income taxes                                                 (32,957)          (38,277)          (37,118)
         Accrued liabilities                                           28,774           (32,243)          (92,349)
         Other, net                                                   (26,687)          (20,609)           60,813
Proceeds from insurance for products liabilities claims               107,481           105,314           103,994
Payments of products liabilities claims                              (151,961)         (126,151)         (112,271)
- -----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                             (165,836)          (12,559)          223,111
- -----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions                                                          (23,260)           10,828           (85,894)
Purchases of property, plant and
    equipment                                                         (85,838)          (91,179)          (76,321)
Investment in asset held for lease                                    (29,620)           (6,711)           -
Purchases of short-term investments,
    government obligations and
    other investments                                                (413,912)         (520,007)         (794,234)
Sales and maturities of short-term investments,
    government obligations and
    other investments                                                 892,255           512,786           746,514
Proceeds from sale and disposal of assets                             165,060            22,430             6,539
Deposit in advance of sale of certain equipment                        30,000              -                 -
Investments in equity investees                                       (23,364)          (26,156)           (1,108)
Returns of capital from equity investees                               46,497              -                 -
Other                                                                    -                 -               (4,287)
- -----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                              557,818           (98,009)         (208,791)
- -----------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               1996                1995              1994
                                                               ----                ----              ----
                                                                             (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                $      (174,331)    $      (35,553)    $    (222,646)
Issuance of long-term debt                                        34,506              3,482            92,841
Increase (decrease) in short-term
    borrowing                                                    (31,488)           167,987            16,639
Issuance of common stock                                           1,802              3,194            16,441
Issuance of preferred stock                                        -                  -               140,066
Dividends paid                                                   (62,411)           (61,827)          (56,773)
Repurchase of subsidiary's preferred stock                        (5,743)           (17,185)           (3,587)
Other                                                             (2,071)             1,747              (950)
- -------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                        (239,736)            61,845           (17,969)
- -------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES
    ON CASH                                                          508                823            (2,064)
- -------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                             152,754            (47,900)           (5,713)
- -------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                             85,909            133,809           139,522
- -------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END
    OF YEAR                                              $       238,663     $       85,909     $     133,809
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:

Cash paid during the period for:
    Interest (net of amount capitalized)                 $        88,640     $       76,519     $      72,159
    Income taxes (net of refunds)                        $        36,738     $       10,664     $      18,726
- -------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of McDermott International, Inc. and all subsidiaries and controlled joint ventures. Investments in joint venture and other entities which McDermott International, Inc. does not control but has significant influence are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1996.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Investments - Effective April 1, 1994, McDermott International adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after April 1, 1994. The adoption of SFAS No. 115 resulted in a decrease in the opening balance of stockholders' equity of $4,095,000 to reflect the net unrealized holding losses on McDermott International's investment securities which were previously carried at amortized cost.

At March 31, 1996 and 1995 McDermott International's investments, primarily
government obligations and other debt securities,   are classified as
available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investment securities available for current operations are classified in the balance sheet as current assets while securities held for long-term investment purposes are classified as non-current assets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities is included in interest income.

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes".

Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U.S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction losses of $3,840,000, $1,057,000, and $2,260,000 for fiscal years 1996, 1995 and 1994, respectively.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. There are no unbilled revenues which will not be billed. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress are approximately $58,190,000 and $50,831,000 relating to commercial and U.S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1996 and 1995, respectively.


                                                                       1996                       1995
                                                                       ----                       ----
                                                                                 (In thousands)
Included in Contracts in Progress are:

Costs incurred less costs of revenue recognized                      $    77,483                $  32,070

Revenues recognized less billings to customers                           379,782                  246,946
- ---------------------------------------------------------------------------------------------------------

Contracts in Progress                                                $   457,265                $ 279,016
=========================================================================================================

Included in Advance Billings on Contracts are:

Billings to customers less revenues recognized                       $   207,036                $ 212,197

Costs incurred less costs of revenue recognized                          (19,658)                 (32,179)
- ---------------------------------------------------------------------------------------------------------

Advance Billings on Contracts                                        $   187,378                $ 180,018
=========================================================================================================


McDermott International is usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems and Equipment contracts. McDermott International does not recognize such settlements or claims for additional compensation until final settlement is reached.

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                                           1996                      1995
                                                                           ----                      ----
                                                                                 (In thousands)
Retainages                                                              $  67,886                $    72,257
============================================================================================================

Retainages expected to be collected after one year                      $  17,699                $    41,355
============================================================================================================


Of its long-term retainages at March 31, 1996, McDermott International anticipates collection of $13,541,000 in fiscal year 1998 and $4,012,000 in fiscal year 1999.


Inventories

Inventories are carried at the lower of cost or market. Cost is determined on an average cost basis except for certain materials inventories, for which the last-in first-out (LIFO) method is used. The cost of approximately 19% and 20% of total inventories was determined using the LIFO method at March 31, 1996 and 1995, respectively. Consolidated inventories at March 31, 1996 and 1995 are summarized below:

                                                                    1996                               1995
                                                                    ----                               ----
                                                                               (In thousands)
Raw Materials and Supplies                                    $    47,457                         $    38,570
Work in Progress                                                   17,305                              15,341
Finished Goods                                                     12,830                              10,133
- -------------------------------------------------------------------------------------------------------------
                                                              $    77,592                         $    64,044
=============================================================================================================


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

Research and Development

The cost of research and development which is not performed on specific contracts is charged to operations as incurred. Such expense was approximately $23,000,000, $19,905,000 and $21,036,000 in fiscal years 1996, 1995 and 1994, respectively. In addition, expenditures on research and development activities of approximately $45,106,000, $44,240,000 and $48,112,000 in fiscal years 1996,
1995 and 1994, respectively, were paid for by customers of McDermott International.

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

Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased Businesses

Excess of the cost over fair value of net assets of purchased businesses primarily pertains to the acquisition of The Babcock & Wilcox Company, which is being amortized on a straight-line basis over 40 years, and the acquisition of Offshore Pipelines, Inc. which is being amortized on a straight-line basis over 15 years. Management periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

Capitalization of Interest Cost

In fiscal years 1996, 1995 and 1994, total interest cost incurred was $86,239,000, $59,715,000 and $65,296,000, respectively, of which $1,927,000,
$2,600,000 and $1,321,000, respectively, was capitalized.

Earnings Per Share

Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the year. Fully diluted earnings per share are the same as primary since the computations were antidilutive.

Cash Equivalents

Cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which are not held as part of the investment portfolio.

Derivative Financial Instruments

Derivatives, primarily forward exchange contracts, are utilized to minimize exposure and reduce risk from foreign exchange fluctuations in the regular course of business. Gains and losses related to qualifying hedges of firm commitments are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions occur. Gains and losses on forward exchange contracts which hedge foreign currency assets or liabilities are recognized in income as incurred. Such amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

Accounting for Long-Lived Assets

McDermott International is currently reviewing Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 established financial accounting and reporting standards for long-lived assets and certain identifiable intangibles. McDermott International has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

Stock-Based Compensation

McDermott International accounts for its stock compensation arrangements under the provision of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," but is reviewing the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. McDermott International has not yet finalized its review of the provisions of this statement, and accordingly, has not yet determined whether it will adopt SFAS No. 123 for expense recognition purposes, or continue to follow APB Opinion No. 25, and make the proforma information disclosures required under the new standard.

NOTE 2 - ACQUISITIONS

During the three years ended March 31, 1996, McDermott International made the acquisitions described below which were accounted for by the purchase method. Operating results have been included in the Consolidated Statement of Income
(Loss) from the acquisition dates.

During fiscal year 1996, McDermott International acquired the minority ownership interest in McDermott Engineers & Constructors (Canada), Ltd. ("MECL"), formerly Delta Catalytic Corporation, a controlling interest in Talleres Navales Del Golfo ("TNG"), a Mexican shipyard, and the assets of Joy Environmental Technologies, which specialized in technologies used by electric utilities and other industrial companies to comply with clean air regulations. Proforma results of operations have not been presented because the effects of these acquisitions were not significant.

On January 31, 1995, McDermott International contributed substantially all of its marine construction services business to JRM and JRM acquired Offshore Pipelines, Inc. ("OPI"), a full-range provider of offshore marine construction and other related services on a worldwide basis to the oil and gas industry. Pursuant to the Merger Agreement, JRM issued 13,867,946 shares of Common Stock, 897,818 options to acquire shares of Common Stock and 458,632 shares of Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock valued at $347,599,000 in exchange for all of the outstanding common stock, stock options and preferred stock of OPI. As a result of the acquisition of OPI, McDermott International's ownership interest in the common stock of JRM was reduced to approximately 64%. The purchase price ($369,868,000, including direct costs of acquisition and non-compete agreements) was allocated to the underlying assets and liabilities based upon preliminary fair values at the date of acquisition which resulted in excess cost over fair value of net assets acquired of $235,000,000. During fiscal year 1996, McDermott International completed certain asset and liability valuations related primarily to joint ventures, property, plant and equipment and preacquisition contingencies resulting in an increase in excess of cost over fair value of net assets acquired of $95,000,000. Additionally, during fiscal year 1996, management completed its assessment of the amortization period for excess of cost over fair value of net assets acquired and determined the amortization period should be 15 years.

Unaudited proforma results of operations for fiscal years 1995 and 1994 assuming the acquisition of OPI had occurred as of the beginning of fiscal year 1994 are: revenues of $3,359,054,000, loss before cumulative effect of accounting changes of $9,547,000 ($0.33 loss per share) and net loss of $11,312,000 ($0.36 per share) for fiscal year 1995; revenues of $3,399,186,000, income before cumulative effect of accounting changes of $56,031,000 ($0.93 per share) and net loss of $44,719,000 ($0.95 per share) for fiscal year 1994. The proforma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been completed as of April 1, 1993.

During fiscal year 1994, McDermott International acquired Northern Ocean Services Limited ("NOS") for $57,645,000 and the Delaware Company acquired a controlling interest in MECL for $28,249,000. Of the purchase prices, $32,832,000 was assigned to excess of cost over fair value of net assets acquired and is being amortized over a period of 10 years.

Assuming the acquisitions of NOS and MECL had occurred at the beginning of fiscal year 1994 the unaudited proforma results of operations for revenues, income before cumulative effect of accounting changes and net loss are $3,164,468,000, $94,704,000 ($1.66 per share) and $6,046,000 ($0.23 per share), respectively. The proforma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been completed as of April 1, 1993.

NOTE 3 - INVESTMENTS IN JOINT VENTURES AND OTHER ENTITIES

Investments in joint ventures and other entities, which are accounted for on the equity method, were $129,658,000 and $163,029,000 at March 31, 1996 and 1995, respectively. Transactions with entities for which investments are accounted for by the equity method included sales to ($180,198,000, $152,517,000 and $89,123,000 in fiscal years 1996, 1995 and 1994, respectively, including approximately $44,491,000, $54,657,000 and $49,121,000, respectively, attributable to leasing activities) and purchases from ($39,915,000, $12,582,000, and $137,942,000 in fiscal years 1996, 1995 and 1994,
respectively) these entities.   Included in non-current Other Assets at March
31, 1996 and 1995 are $23,000,000 and $12,996,000, respectively of accounts and note receivable from unconsolidated investees. Included in Accounts payable at March 31, 1996 and 1995 are $14,260,000 and $7,168,000, respectively, of payables to unconsolidated investees.

During fiscal year 1996, McDermott International sold to the HeereMac joint venture the major marine vessels it had been leasing to the joint venture. McDermott International received cash of $135,969,000, including a $30,000,000 deposit in advance of the sale of certain marine equipment, and a 7.75% note receivable of $105,000,000, and recorded a deferred gain of $103,239,000, which is being amortized over HeereMac's 12 year depreciable lives of the vessels. The note receivable, net of the deferred gain, is included in investments in joint ventures. In addition to the vessel sale in fiscal year 1996, JRM received $37,097,000 as a return of capital from the HeereMac joint venture.

In fiscal year 1995, JRM contributed various marine construction barges with a cost of $102,602,000 and accumulated depreciation of $76,763,000 and sold a derrick barge to the HeereMac joint venture for $9,101,000. In fiscal year 1994, McDermott International recognized revenues of $131,000,000 on work subcontracted to HeereMac.

At March 31, 1996 and 1995, property, plant and equipment included $141,293,000 and $402,479,000, and accumulated depreciation included $89,312,000 and $230,674,000, respectively, of marine equipment that is leased to unconsolidated investees. Dividends received from unconsolidated investees were $42,475,000, $76,481,000 and $65,214,000 in fiscal years 1996, 1995 and
1994, respectively. Undistributed earnings in unconsolidated affiliates were $50,997,000 and $44,503,000, respectively, at March 31, 1996 and 1995.

Summarized combined balance sheet and income statement information based on the most recent financial information for equity investments in joint ventures and other entities are presented below:

                                                                         1996                  1995
                                                                         ----                  ----
                                                                               (In thousands)
         Current Assets                                           $       582,480      $       602,761
         Non-Current Assets                                               939,624              608,500
         ---------------------------------------------------------------------------------------------
             Total Assets                                         $     1,522,104      $     1,211,261
         =============================================================================================
         Current Liabilities                                      $       550,383      $       510,098
         Non-Current Liabilities                                          692,440              361,623
         Owners' Equity                                                   279,281              339,540
         ---------------------------------------------------------------------------------------------
             Total Liabilities and
               Owners' Equity                                     $     1,522,104      $     1,211,261
         =============================================================================================



                                                               1996               1995               1994
                                                               ----               ----               ----
                                                                             (In thousands)

         Revenues                                        $     1,236,695     $    1,038,686    $    1,160,363
         Gross Profit                                    $       259,431     $      239,424    $      361,699

         Income before Provision for
           Income Taxes                                  $       106,974     $       87,717    $      232,366
         Provision for Income Taxes                               11,330              9,509            13,539
         ----------------------------------------------------------------------------------------------------
         Net  Income                                     $        95,644     $       78,208    $      218,827
         ====================================================================================================


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

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1996 and 1995 were as follows:

                                                                                1996                   1995
                                                                                ----                   ----
                                                                                      (In thousands)
    Deferred tax assets:
       Accrued warranty expense                                           $       13,725        $      12,796
       Accrued vacation pay                                                        9,162                8,574
       Accrued liabilities for self-insurance
           (including postretirement health
           care benefits)                                                        176,369              170,326
       Accrued liabilities for executive and
           employee incentive compensation                                        16,541               17,773
       Investments in joint ventures and affiliated
           companies                                                               8,014               12,496
       Net operating loss carryforwards                                           21,635               17,323
       Foreign tax credits                                                          -                  15,662
       Environmental and products liabilities                                    344,839              410,588
       Other                                                                      40,153               44,687
    ---------------------------------------------------------------------------------------------------------
           Total deferred tax assets                                             630,438              710,225
    ---------------------------------------------------------------------------------------------------------
       Valuation allowance for deferred tax assets                               (30,889)             (34,943)
    ---------------------------------------------------------------------------------------------------------
           Deferred tax assets - Net                                             599,549              675,282
    ---------------------------------------------------------------------------------------------------------
    Deferred  tax liabilities:
       Property, plant and equipment                                              57,725               54,194
       Long-term contracts                                                        10,029               15,842
       Prepaid pension costs                                                      99,997               96,680
       Investments in joint ventures and affiliated
           companies                                                              11,261               27,346
       Insurance recoverable                                                     282,065              336,429
       Other                                                                      10,588                7,819
    ---------------------------------------------------------------------------------------------------------
           Total deferred tax liabilities                                        471,665              538,310
    ---------------------------------------------------------------------------------------------------------
           Net deferred tax assets                                        $      127,884        $     136,972
    =========================================================================================================


Income (loss) before provision for (benefit from) income taxes and cumulative effect of accounting changes was as follows:

                                                       1996                     1995                  1994
                                                       ----                     ----                  ----
                                                                          (In thousands)
U.S.                                          $       (34,649)            $     (124,271)       $     (53,574)
Other than U.S.                                        56,353                    115,104              168,528
- -------------------------------------------------------------------------------------------------------------
                                              $        21,704             $       (9,167)       $     114,954
=============================================================================================================

The provision for (benefit from) income taxes consists of:

                                                      1996                       1995                 1994
                                                      ----                       ----                 ----
                                                                          (In thousands)
Current:
   U. S. - Federal                            $       (17,323)            $      (35,891)       $     (15,029)
   U.S. - State and local                              (3,810)                    (4,405)               1,804
   Other than U.S.                                     13,091                     24,149               34,348
- -------------------------------------------------------------------------------------------------------------
         Total current                                 (8,042)                   (16,147)              21,123
- -------------------------------------------------------------------------------------------------------------
Deferred:
   U.S. - Federal                                      21,358                       (826)              (1,798)
   U.S. - State and local                              (3,009)                     2,778               (4,392)
   Other than U.S.                                     (9,228)                    (5,848)              10,065
- -------------------------------------------------------------------------------------------------------------
         Total deferred                                 9,121                     (3,896)               3,875
- -------------------------------------------------------------------------------------------------------------
Provision for (Benefit from)
    Income Taxes                              $         1,079             $      (20,043)       $      24,998
=============================================================================================================

The current provision for other than U.S. income taxes in 1996, 1995 and 1994 includes a reduction of $3,763,000, $1,323,000 and $22,515,000, respectively, for the benefit of net operating loss carryforwards.

During fiscal year 1995, settlements were reached with the Internal Revenue Service ("IRS") concerning the Delaware Company's U.S. income tax liability for the fiscal years ended March 31, 1983 through March 31, 1988 disposing of all
U.S. federal income tax issues for those years.    These settlements resulted
in a reduction in accrued interest expense of $26,300,000 during fiscal year 1995. The IRS has issued notices for fiscal years March 31, 1989 and March 31, 1990 asserting deficiencies in the amount of taxes reported. The deficiencies are based on issues substantially similar to those of earlier years. The Delaware Company believes that any income taxes ultimately assessed will not exceed amounts already provided.

Pursuant to a stock purchase and sale agreement (the "Intercompany Agreement"), the Delaware Company has the right to sell to International and International has the right to buy from the Delaware Company, 100,000 units, each unit consisting of one share of International Common Stock and one share of International Series A Participating Preferred Stock, at a price based primarily upon the stockholders' equity of McDermott International at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised, and, to a limited extent, upon the price-to-book
value of the Dow Jones Industrial Average.   At April 1, 1996, the current unit
value was $2,529 and the aggregate current unit value for the Delaware Company's 100,000 units was $252,886,000. The net proceeds to the Delaware Company from the exercise of any rights under the Intercompany Agreement would be subject to U. S. federal, state and other applicable taxes. No tax provisions have been established, since there is no present intention by either party to exercise such rights.

NOTE 5 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of:                                                         1996               1995
                                                                                    ----               ----
                                                                                       (In thousands)
Unsecured Debt:

    Series A Medium Term Notes (maturities ranging
      from 1 to 7 years; interest at various rates ranging
      from 7.92% to 9.00%)                                                     $     75,000       $     75,000

    Series B Medium Term Notes (maturities ranging
      from 2 to 27 years; interest at various rates ranging
      from 6.50% to 8.75%)                                                          101,000            101,000


    9.375% Notes due 2002 ($225,000,000 face value)                                 224,538            224,482

    10.25% Notes due June 1, 1995                                                     -                150,000

    12.875% Guaranteed Senior Notes due 2002
      ($70,000,000 face value)                                                       74,473             74,933

    Other notes payable through 2009 (interest at
      various rates ranging to 6.80%)                                                38,255             31,669

Secured Debt:

    10.375% Note payable due 1998                                                    55,300             73,800

    Other notes payable through 2012 and
      capitalized lease obligations                                                  42,881             25,167
- --------------------------------------------------------------------------------------------------------------
                                                                                    611,447            756,051
Less:  Amounts due within one year                                                   35,191            176,950
- --------------------------------------------------------------------------------------------------------------
                                                                               $    576,256       $    579,101
==============================================================================================================

Notes payable and current maturities of long-term debt consist of:

                                                                        1996                           1995
                                                                        ----                           ----
                                                                                 (In thousands)
Short-term lines of credit:
    Unsecured                                                    $      199,067                  $     70,445
    Secured                                                                -                           24,500
Repurchase agreements                                                      -                          135,691
Current maturities of long-term debt                                     35,191                       176,950
- -------------------------------------------------------------------------------------------------------------
Total                                                            $      234,258                  $    407,586
- -------------------------------------------------------------------------------------------------------------
Weighted average interest rate
on short-term borrowings                                                  6.35%                         7.19%
=============================================================================================================


The Indenture for the 9.375% Notes due 2002 and the Series A and B Medium Term Notes contain certain covenants which restrict the amount of funded indebtedness that the Delaware Company may incur, and place limitations on certain restricted payments, certain transactions between affiliates, the creation of certain liens and the amendment of the Intercompany Agreement.

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

McDermott International's 10.375% Note payable due 1998 is secured by a letter of credit issued by a U. S. bank. The letter of credit was secured by $60,847,000 market value of McDermott International's long-term portfolio at March 31, 1996. The outstanding principal is repayable in semi-annual payments with the final installment due June 20, 1998. The letter of credit and collateral amounts decline as the loan principal is repaid. At March 31, 1996 and 1995, McDermott International had an interest rate swap outstanding on the current notional principal amount of this note which effectively changes the fixed interest rate of 10.375% to a floating rate based on LIBOR (See Note 14).

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1996 are as follows: 1997 - $35,191,000; 1998 - $82,892,000; 1999 -
$54,983,000; 2000 - $30,735,000;  2001 - $27,000.

The Delaware Company and JRM are restricted, as a result of covenants in certain credit agreements, in their ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1996, substantially all of the net assets of the Delaware Company and JRM were subject to such restrictions.

At March 31, 1996 and 1995, International and its subsidiaries had available to them various uncommitted short-term lines of credit from banks totaling $439,610,000 and $373,867,000, respectively. Borrowings against these lines of credit at March 31, 1996 and 1995 were $149,067,000 and $63,025,000, respectively. In addition, The Babcock & Wilcox Company had available to it an unsecured and committed revolving credit facility which was amended during fiscal year 1996 to increase the commitment to $150,000,000 and to extend the agreement to March 31, 1999. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements. There were borrowings of $50,000,000 against this facility at March 31, 1996 and none at March 31, 1995. JRM also had available a $150,000,000 unsecured and committed revolving credit facility on which no borrowings were outstanding at March 31, 1996. JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments.

NOTE 6 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - McDermott International provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada, or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service. McDermott International's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law. At January 1, 1995 and 1994, approximately one-half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U.S. Government securities and investments of a short-term nature.

U.S. Pension Plans:

The net periodic pension benefit for fiscal years 1996, 1995 and 1994 included the following components:

                                                          1996                  1995                   1994
                                                          ----                  ----                   ----
                                                                            (In thousands)
Service cost - benefits earned
    during the period                               $      21,599          $     22,917            $   21,035
Interest cost on projected
    benefit obligation                                     69,911                62,690                62,827
Actual return on plan assets                             (218,895)               16,701              (166,978)
Net amortization and deferral                             122,281              (114,343)               81,509
- -------------------------------------------------------------------------------------------------------------
Net periodic pension benefit                        $      (5,104)         $    (12,035)           $   (1,607)
=============================================================================================================

Due to the sale of a domestic entity, loss before cumulative effect of accounting change in fiscal year 1995, includes a net after-tax gain of $732,000 resulting from the recognition of a curtailment of a related plan.

The following table sets forth the U.S. plans' funded status and amounts recognized in the consolidated financial statements:

                                                Plans for Which                       Plans for Which
                                                 Assets Exceed                          Accumulated
                                                  Accumulated                             Benefits
                                                   Benefits                            Exceed Assets
                                    ------------------------------------     -------------------------------
                                          1996                 1995               1996             1995
                                    ---------------      ---------------     --------------     ------------
Actuarial present value  of                                           (In thousands)
    benefit obligations:
    Vested benefit
       obligation                   $       763,561      $       534,093     $       62,752     $    134,801
============================================================================================================
    Accumulated benefit
       obligation                   $       824,121      $       584,938     $       72,980     $    163,374
============================================================================================================
    Projected benefit
       obligation                   $       930,558      $       654,066     $       94,733     $    165,799

Plan assets at fair value                 1,156,121              912,329             46,904          117,606
- ------------------------------------------------------------------------------------------------------------
Projected benefit obliga-
    tion (in excess of) or
    less than plan assets                   225,563              258,263            (47,829)         (48,193)

Unrecognized net (gain) loss                 32,286               40,295             21,629           (5,497)

Unrecognized prior service cost              13,936              (25,796)            (6,118)          19,695

Unrecognized transition asset               (32,342)             (38,669)            (1,533)          (1,892)

Adjustment required to
    recognize minimum
    liability                                 -                    -                 (5,952)         (10,322)
- ------------------------------------------------------------------------------------------------------------
Prepaid pension cost
    (pension liability)             $       239,443      $       234,093     $      (39,803)    $    (46,209)
============================================================================================================

The assumptions used in determining the funded status of the U. S. plans were:

                                                  1996                    1995                  1994
                                                  ----                    ----                  ----
Actuarial assumptions:
    Discount rate                                7.25%                   8.25%                  7.5%
- ----------------------------------------------------------------------------------------------------
    Rate of increase in future
       compensation levels                        5.0%                    5.0%                  4.5%
- ----------------------------------------------------------------------------------------------------
    Expected long-term rate of
       return on assets                           8.5%                    8.5%                  8.5%
- ----------------------------------------------------------------------------------------------------

The projected benefit obligation increase at March 31, 1996 was primarily due to the change in the discount rate for the U.S. plans ($119,458,000) and changes in actuarial assumptions relative to mortality and retirement.

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," McDermott International recorded, during 1996 and 1995, an additional minimum liability for certain of its U.S. plans of $5,952,000 and $10,322,000, respectively. These liabilities resulted in recognition of intangible assets of $4,114,000 and $9,910,000 and reductions in stockholders' equity of $1,839,000 and $391,000, respectively, in fiscal years 1996 and 1995.

The three principal U.S. ERISA pension plans provide that, subject to certain limitations, any excess assets in such plans would be used to increase pension benefits if certain events occurred within a 60-month period following a change in control of International.


Non-U.S. Pension Plans:

The net periodic pension benefit for fiscal years 1996, 1995 and 1994 included the following components:

                                                            1996                   1995                  1994
                                                            ----                   ----                  ----
                                                                              (In thousands)
Service cost - benefits earned
    during the period                             $         4,602            $      4,832           $    3,816
Interest cost on projected
    benefit obligation                                     11,446                  11,103               10,027
Actual return on plan assets                              (35,281)                 (5,702)             (32,477)
Net amortization and deferral                              14,814                 (16,174)              12,297
- --------------------------------------------------------------------------------------------------------------

Net periodic pension benefit                      $        (4,419)           $     (5,941)          $   (6,337)
==============================================================================================================


Due to a plan settlement, net income includes a net gain of $1,104,000 for fiscal year 1996. Due to a reduction in workforce at one foreign subsidiary, income before cumulative effect of accounting change in fiscal year 1994 includes a net after-tax loss of $1,456,000 resulting from the recognition of a curtailment of a related plan.

The following table sets forth the non-U.S. plans' funded status (assets exceed accumulated benefits) and amounts recognized in the consolidated financial statements:


                                                                   1996                           1995
                                                                   ----                           ----
                                                                              (In thousands)
Actuarial present value of
    benefit obligations:
    Vested benefit obligation                                 $    138,227                 $      117,738
=========================================================================================================

    Accumulated benefit obligation                            $    140,554                 $      119,973
=========================================================================================================

    Projected benefit obligation                              $    155,774                 $      136,155

Plan assets at fair value                                          226,338                        205,840
- ---------------------------------------------------------------------------------------------------------

Plan assets in excess of projected
    benefit obligation                                              70,564                         69,685

Unrecognized net gain                                              (10,843)                        (4,633)

Unrecognized prior service cost                                      5,154                          4,375

Unrecognized transition asset                                      (21,270)                       (26,449)
- ---------------------------------------------------------------------------------------------------------
Net prepaid pension cost                                      $     43,605                 $       42,978
=========================================================================================================


The assumptions used in determining the funded status of the non-U.S. plans were:

                                                    1996                    1995                     1994
                                                    ----                    ----                     ----
Actuarial assumptions:
    Discount rate                               7.25-8.25%               8.0-8.25%                 7.5-8.0%
- -----------------------------------------------------------------------------------------------------------
    Rate of increase in future
       compensation levels                            5.0%                    5.0%                 4.5-6.0%
- -----------------------------------------------------------------------------------------------------------
    Expected long-term rate of
       return on plan assets                          8.5%                8.5-9.0%                 8.0-9.0%
- -----------------------------------------------------------------------------------------------------------

The changes in the discount rate for the non-U.S. plans increased the projected benefit obligation at March 31, 1996 by $10,090,000.

Multiemployer Plans - One of McDermott International's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $4,441,000, $9,838,000 and $8,367,000 in fiscal years 1996, 1995 and 1994, respectively.

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

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                                                    1996                1995
                                                                                    ----                ----
                                                                                       (In thousands)
Accumulated Postretirement Benefit Obligation:
    Retirees                                                                 $     343,469      $      318,276
    Fully eligible active participants                                              17,284              16,226
    Other active plan participants                                                  79,183              65,199
- --------------------------------------------------------------------------------------------------------------
                                                                                   439,936             399,701

Unrecognized net gain (loss)                                                       (10,516)             22,142
- --------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                          $     429,420      $      421,843
==============================================================================================================
Weighted-average discount rate                                                       7.25%               8.25%
==============================================================================================================

The accumulated postretirement benefit obligation in the above table includes $395,808,000 and $358,543,000 for McDermott International's health care plans and $44,128,000 and $41,158,000 for McDermott International's life insurance plans at March 31, 1996 and 1995, respectively. The changes in the accumulated postretirement benefit obligation and the unrecognized net gain (loss) at March 31, 1996 were primarily attributable to the decrease in the discount rate.

Net periodic postretirement benefit cost for fiscal years 1996, 1995 and 1994 included the following components:

                                                               1996                1995              1994
                                                               ----                ----              ----
                                                                                (In thousands)
Service cost                                             $         3,902     $        4,686     $       3,570
Interest cost                                                     31,494             32,494            32,507
Net amortization and deferral                                     (1,581)             3,004                19
- -------------------------------------------------------------------------------------------------------------

Net periodic postretirement benefit cost                 $        33,815     $       40,184     $      36,096
=============================================================================================================


For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 10-3/4% was assumed for 1996, 11-1/2% for 1995 and 12-1/2% in 1994. For 1997, a rate of 9-3/4% was assumed. In all years, the rate was assumed to decrease gradually to 5% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1996 by $27,440,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal year 1996 by $2,397,000.


NOTE 7 - SALE OF ACCOUNTS RECEIVABLE

The Babcock & Wilcox Company has an agreement with a U.S. bank, whereby it can sell, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The maximum sales limit under the agreement was reduced during fiscal year 1996 from $225,000,000 to $140,000,000. At March 31, 1996 and 1995, approximately $107,000,000 and $175,000,000, respectively, of receivables had been sold for cash under this agreement. Receivables sold under this agreement are presented as a reduction of accounts receivable on the accompanying balance sheets. Included in Other-net income were expenses recorded on the sale of receivables which represent bank fees and discounts of $8,518,000, $9,709,000 and $8,699,000 for fiscal years 1996, 1995 and 1994, respectively. Discounts are based on the bank's cost of issuing commercial paper and bank fees are a fixed amount based on the maximum limit which may be sold.

NOTE 8 - SUBSIDIARIES'  STOCKS

At March 31, 1996 and 1995, 13,000,000 shares of Delaware Company Preferred Stock, with a par value of $1 per share, were authorized. Of the authorized shares, 2,818,780 shares of Series A Preferred Stock, and 2,726,860 and 2,917,236 shares of Series B Preferred Stock, respectively, were outstanding (in each case, exclusive of shares owned by the Delaware Company) at March 31, 1996 and 1995. The outstanding shares are entitled to $31.25 per share in liquidation. Preferred dividends of $13,539,000, $14,142,000 and $15,719,000 are classified as minority interest in Other Income (Expense) in fiscal years 1996, 1995 and 1994, respectively. Both series of Preferred Stock are entitled to general voting rights of one-half vote for each share. The Board of Directors of the Delaware Company may authorize additional series of Preferred Stock, and may set terms of each new series except that the Delaware Company cannot create any series of stock senior to the existing Series A and Series B Preferred Stock without the consent of the holders of at least 50% of the shares of such Preferred Stock.

Each share of the outstanding Series A Preferred Stock is convertible into one share of International's Common Stock plus $0.10 cash. Series A and Series B Preferred Stock are redeemable at the option of the Delaware Company at $31.25 per share plus accrued dividends. On March 31, 1997 and each subsequent year through March 31, 2008, the Delaware Company is obligated to redeem, at a redemption price of $31.25 plus accrued dividends, 313,878 shares of Series A Preferred Stock. On March 31 of fiscal years 1997 through 2006, and March 31 of fiscal years 2007 and 2008, the Delaware Company is obligated to redeem 252,702 and 189,526 shares, respectively, of Series B Preferred Stock. For the five fiscal years subsequent to March 31, 1996, the obligation to redeem the Series A and B Preferred Stock is $17,706,000 for each of the fiscal years 1997 through 2001. The Delaware Company may apply to the mandatory sinking fund obligations any Series A or B Preferred Stock reacquired, redeemed or surrendered for conversion which have not been previously credited against the mandatory sinking fund obligations. The Delaware Company applied 313,878 shares of Series A Preferred Stock and 252,702 shares of Series B Preferred Stock that it owned to satisfy the March 31, 1996 mandatory sinking fund obligations. During fiscal years 1996 and 1995, 190,376 and 557,416 shares, respectively, of Series B Preferred Stock were purchased on the open market.
At March 31, 1996, 49,637 shares of Series A Preferred Stock have been converted to date and the Delaware Company owned 947,749 and 179,213 shares of Series A and Series B Preferred Stock, respectively.

At March 31, 1996, JRM had outstanding 3,200,000 shares of Series A $2.25 Cumulative Convertible Preferred Stock ("Series A Preferred Stock" - liquidation preference $160,000,000), all of which were owned by McDermott International. Each share of Series A Preferred Stock is convertible into
1.794 shares of Common Stock at any time after a call by JRM for redemption of any or all of the outstanding Series A Preferred Stock or at any time after
January 31, 2000.   At March 31, 1996, 15,592,108 shares of Common Stock were
reserved for issuance in connection with the conversion of Series A Preferred Stock, and the exercise of stock options, awards of restricted stock under JRM's stock incentive plans and contributions to the Thrift Plan. At March 31, 1996, 1,092,094 options were outstanding at an average exercise price of $13.47 per share (557,440 options exercisable at an average price of $8.77 per share).

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

At March 31, 1996 and 1995, 85,880,211 and 86,389,216 shares of Common Stock, respectively, were reserved for issuance in connection with the conversion and redemption of the Delaware Company's Series A Preferred Stock, the conversion of International's Series C Preferred Stock, the exercise of International Rights, the 1992 Officer Stock Program (and its predecessor programs), the 1992 Director Stock Program, the 1992 Senior Management Stock Program and contributions to the Thrift Plan.

International Preferred Stock - At March 31, 1996 and 1995, 25,000,000 shares of Preferred Stock were authorized. Of the authorized shares, 100,000 shares of Series A Participating Preferred Stock (the "Participating Preferred Stock") and 60,000 and 70,000 shares of Series B Non-Voting Preferred Stock (the "Non-Voting Preferred Stock"), respectively, were issued and owned by the Delaware Company at March 31, 1996 and 1995. The Non-Voting Preferred Stock is currently callable by International at $275 per share and 10,000 shares are to be redeemed each year by International at $250 per share. The annual per share dividend rates for the Participating Preferred Stock and the Non-Voting Preferred Stock are $10 (but no more than ten times the amount of the per share dividend on International Common Stock) and $20, respectively, payable quarterly, and dividends on such shares are cumulative to the extent not paid. In addition, shares of Participating Preferred Stock are entitled to receive additional dividends whenever dividends in excess of $3.00 per share on International Common Stock are declared (or deemed to have been declared) in any fiscal year. In 1987, the voting rights of the Participating Preferred Stock were eliminated.

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

International Rights - On December 30, 1995, the then existing Stockholder Rights Plan expired and was replaced by a new Stockholder Rights Plan. Under the new Plan, on January 2, 1996, each holder of Common Stock received a dividend distribution of one Right for each outstanding share of Common Stock. The Rights currently trade with the Common Stock and at March 31, 1996 and 1995, International had outstanding Rights to purchase 54,535,823 and 54,059,597 shares (including Rights to purchase 100,000 shares held by the Delaware Company at March 31, 1996 and 1995), respectively, of its Common Stock at a price of $50 per share subject to anti-dilution adjustments. The Rights will become exercisable and will detach from the Common Stock a specified period of time after a person or a group either becomes the beneficial owner of 15 percent or more of the outstanding Common Stock, or commences or announces an intention to commence a tender or exchange offer for 30 percent or more of the outstanding Common Stock. If thereafter the acquiring person or group engages in certain self-dealing transactions, holders of Rights may purchase at the exercise price that number of shares of Common Stock having a market value equal to twice the exercise price. In the event International merges with or transfers 50 percent or more of its assets or earnings to any person after the Rights become exercisable, holders of Rights may purchase at the exercise price that number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price. The Rights are redeemable by International and expire on January 2, 2006.

International's Stock Plans - The following table summarizes activity for International's stock option plans:

                                                             1996               1995              1994
                                                             ----               ----              ----
Options outstanding, April 1,                             3,934,196          3,333,613          3,506,710
- ---------------------------------------------------------------------------------------------------------
Granted                                                     705,845            813,730            654,040

Exercised                                                   (76,004)          (147,217)          (783,285)

Cancelled/forfeited                                        (115,287)           (65,930)           (43,852)
- ---------------------------------------------------------------------------------------------------------
Options outstanding, March 31,                            4,448,750          3,934,196          3,333,613
=========================================================================================================
Options exercisable at March 31,                          2,924,919          2,653,541          2,106,362
=========================================================================================================

                                                            1996               1995              1994
                                                            ----               ----              ----
Average price:
    Outstanding options                             $       22.7185    $       23.2349    $       22.6017
    Exercisable options                             $       22.8843    $       22.2608    $       22.1261
=========================================================================================================

Shares available at March 31,
    that may be granted for options                         703,830          1,375,018          1,405,415
=========================================================================================================

Charges to income                                   $     3,614,290    $     4,155,000    $     3,576,000
=========================================================================================================

A total of 314,292 shares of Common Stock (including 287,671 of approved shares that were not awarded, and rights to shares that have not terminated or expired, under predecessor plans) are available for grants of options under the 1992 Officer Stock Program. Options become exercisable at such time or times as determined at the date of the grant, and expire ten years after the date of grant. Pursuant to the program, eligible employees may be granted rights to purchase shares of Common Stock at par value ($1.00 per share) subject to restrictions on transfer which lapse at such times and circumstances as specified when granted. Substantially all of the shares of Common Stock available for award under the 1992 Officer Stock Program may be granted as rights under the program. A total of 950,010 rights have been granted to purchase shares at par value ($1.00 per share) under the 1992 Officer Stock Program (and its predecessor plans) at March 31, 1996.

A total of 10,925 shares of Common Stock are available for grants of options, and rights to purchase shares, to non- employee directors under the 1992 Director Stock Program. Options to purchase 900, 300 and 300 shares will be granted on the first, second, and third years, respectively, of a Director's term at not less than 100% of the fair market value on the date of grant. Options become exercisable, in full, six months after the date of the grant, and expire ten years and one day after the date of grant. Rights to purchase 450, 150 and 150 shares are granted on the first, second and third years, respectively, of a Director's term at par value ($1.00 per share) subject to restrictions on transfer, which lapse at the end of such term. A total of 13,175 rights have been granted to purchase shares at par value ($1.00 per share) under the 1992 Director Stock Plan at March 31, 1996.

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


Thrift Plan - On November 12, 1991 and June 5, 1995, a maximum of 5,000,000 each of the authorized and unissued shares of International's Common Stock and JRM's Common Stock was reserved for possible issuance to be used as the employer match for employee contributions to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies. Such employer contributions equal 50% of the first 6% of compensation, as defined in the Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During fiscal years 1996, 1995 and 1994, 300,951, 312,883 and 300,391 of International's shares, respectively, were issued as employer contributions pursuant to the Plan. During fiscal year 1996, 80,356 of JRM's shares were issued as employer contributions pursuant to the Plan. At March 31, 1996, 3,622,934 and 4,919,644 of International and JRM shares, respectively, remained available for issuance.


NOTE 10 - CONTINGENCIES AND COMMITMENTS

Litigation - International and certain of its officers, directors and subsidiaries are defendants in numerous legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon the consolidated financial position of McDermott International.

Products Liability - At March 31, 1996 and 1995, the estimated liability for pending and future non-employee products liability asbestos claims was $843,986,000 (of which approximately $208,000,000 had been asserted) and $995,948,000 and estimated insurance recoveries were $723,243,000 and $861,407,000, respectively. Certain B&W insurers have refused to reimburse B&W for amounts paid to settle claims under applicable policies. At March 31, 1996, receivables outstanding from these insurers were $21,050,000. B&W has filed a lawsuit against these insurers seeking reimbursement of these claims and expects to prevail in this litigation which may continue beyond fiscal year 1997 unless a settlement is reached. B&W will require that any settlement reimburse B&W for all amounts billed to date and for all future payments up to full policy limits. During fiscal year 1995, McDermott International received notice that provisional liquidators had been appointed to a London-based products liability asbestos insurer and, as a result, a loss of $14,478,000 related to the reduction of estimated insurance recoveries was recognized. Estimated liabilities for pending and future non- employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of
the estimated liabilities.   Inherent in the estimate of such liabilities and
recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Environmental Matters - During fiscal year 1995, a decision was made to close certain nuclear manufacturing facilities, and a provision of $41,724,000 for the decontamination, decommissioning and closing of these facilities was recognized. Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination will proceed as permitted by the existing NRC license, while funding support will be sought and a decommissioning plan will be submitted for review and approval as required by the NRC. B&W expects to have reached agreement with the NRC in fiscal 1997 on the plan that will provide for the completion of facilities dismantlement and soil restoration by the end of fiscal year 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

At March 31, 1996 and 1995, McDermott International had total environmental reserves of $38,816,000 and $51,271,000 (including the provision discussed above) respectively, of which $11,062,000 and $8,780,000 were included in current liabilities.

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

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1996 are as follows: 1997 -$16,134,000; 1998 - $14,314,000; 1999 -
$12,107,000; 2000 - $11,156,000; 2001 - $10,138,000; and thereafter -
$63,088,000. Total rental expense for fiscal years 1996, 1995 and 1994 was $90,434,000, $109,655,000, and $120,515,000, respectively. These expense figures include contingent rentals and are net of sublease income, both of which are not material.

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

Prior to JRM's acquisition of OPI, one of OPI's vessels was severely damaged during a typhoon while under going final work in connection with its refurbishment. Estimates for the repair of the vessel, together with out-of-pocket costs, total more than $45,000,000. At the time of the casualty loss, insurance policies had been issued insuring the vessel for its full value. Efforts to settle the claim with underwriters, however, have been unsuccessful, and resort to the courts may be necessary to collect the amount claimed. Management believes that the underwriters' refusal to satisfactorily adjust the claim is without basis and is of the opinion that the outcome of any necessary litigation will be favorable.

Commitments for capital expenditures amounted to approximately $43,689,000 at March 31, 1996, all of which relates to fiscal year 1997.

McDermott International is contingently liable under standby letters of credit totaling $445,602,000 (including $52,472,000 issued on behalf of unconsolidated foreign joint ventures) at March 31, 1996, issued in the normal course of business. McDermott International has guaranteed $50,297,000 of loans to and $18,981,000 of standby letters of credit issued by unconsolidated foreign joint ventures of McDermott International at March 31, 1996. In addition, McDermott International has guaranteed $13,333,000 of loans to a third party at March 31, 1996. At March 31, 1996, McDermott International had pledged approximately $64,515,000 fair value of government obligations and corporate bonds to secure payments under and in connection with certain reinsurance agreements.

NOTE 11 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of OPI, two directors and two officers of JRM entered into noncompetition agreements. As consideration, such directors and officers received a total of approximately $10,131,000 (including 50,000 shares of JRM's common stock valued at $1,131,000) during fiscal year 1995. In addition, one such director (who resigned in April 1996) received $1,500,000 in fiscal year 1996 and will receive additional payments of $1,500,000 per year over the next four years.

In fiscal year 1995, JRM entered into an office sublease with an affiliate of a director (who resigned in April 1996) of JRM. Under the sublease, which expires no later than March 1997, the affiliate is required to make monthly rental payments of approximately $18,000. During fiscal year 1996, the affiliate paid $185,000 under the sublease. Under another agreement, the affiliate manages and operates JRM's offshore producing oil and gas property for a monthly fee of $48,000 and reimbursement of certain costs. During fiscal year 1996, JRM paid $576,000 to the affiliate and reimbursed the affiliate for out-or-pocket expenses for the management and operation of its offshore producing oil and gas property. Also, during fiscal year 1996, JRM fabricated a caisson for the affiliate for $84,000. In addition, JRM sold an offshore jacket and deck to the affiliate for $1,100,000 during fiscal year 1995 and received approximately $2,000,000 from the affiliate during fiscal year 1996 pursuant to a contract to refurbish, transport and install the jacket and deck.

JRM entered into agreements with an affiliate of another director of JRM pursuant to which, JRM acquired interests in certain offshore oil and gas property. During fiscal years 1996 and 1995, JRM paid $2,036,000 and $3,000,000 to the affiliate under the agreements in connection with the acquisition of its interests and the development of such property. During fiscal year 1996, JRM sold its interest in the property to the affiliate in exchange for an $8,000,000 convertible production payment relating to such property. Pursuant to the terms of the agreements entered into in connection with such sale, JRM received a right to a production payment that allows it to share in up to $8,000,000 of the net proceeds on any production from the property based upon a percentage of its original interest in such property. In December 1995, this property was placed on production and to date JRM has earned approximately $179,000 as a result of this production payment. In addition, JRM owns 140,000 shares of this affiliate and 20,000 units in a limited partnership which is also an affiliate of this director. JRM has a $15,000,000 contract to fabricate and install a platform with the limited partnership.

JRM has also entered into agreements with two affiliates of a director of JRM pursuant to which, JRM will design, fabricate and install several offshore pipelines and structures. The value of these agreements exceeds $80,000,000. As of March 31, 1996, these affiliates have paid to JRM approximately $59,000,000 for work completed under these agreements. The affiliates of the director have been invoiced for an additional $3,300,000 that is expected to be paid in the ordinary course of business.

JRM maintains employment agreements with certain officers and employees which contain change in control provisions that would entitle each to receive two times his three-year average annual salary plus continuation of certain benefits if there is a change in control of JRM (as defined) and a termination of his employment within two years after a change in control. These agreements also provide medical and health insurance benefits for a two -year period following the termination of employment.


NOTE 12 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

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

McDermott International believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1996 and 1995, the allowance for possible losses deducted from Accounts receivable-trade on the balance sheet was $14,028,000 and $8,526,000, respectively.

NOTE 13 - INVESTMENTS

The following is a summary of available-for-sale securities at March 31, 1996:


                                                              Gross              Gross            Estimated
                                                            Unrealized         Unrealized           Fair
                                              Cost            Gains              Losses             Value
                                              ----          ----------         ----------         ---------
                                                                       (In thousands)
U.S. Treasury securities
    and obligations of U.S.
    government agencies               $      134,481     $         148        $     1,955      $      132,674
Corporate notes and bonds                     72,802               781                573              73,010
Other debt securities                         49,500               263                 31              49,732
- -------------------------------------------------------------------------------------------------------------
    Total debt securities                    256,783             1,192              2,559             255,416
- -------------------------------------------------------------------------------------------------------------
Equity securities                              2,009              -                 1,272                 737
- -------------------------------------------------------------------------------------------------------------
Total                                 $      258,792     $       1,192        $     3,831      $      256,153
=============================================================================================================


The following is a summary of available-for-sale securities at March 31, 1995:


                                                              Gross              Gross            Estimated
                                                            Unrealized         Unrealized           Fair
                                              Cost            Gains              Losses             Value
                                              ----          ----------         ----------         ---------
                                                                       (In thousands)
U.S. Treasury securities
    and obligations of U.S.
    government agencies               $      388,150     $       1,085        $     6,212      $      383,023
Corporate notes and bonds                    280,474               432              3,305             277,601
Other debt securities                         64,222                21                297              63,946
- -------------------------------------------------------------------------------------------------------------
    Total debt securities                    732,846             1,538              9,814             724,570
- -------------------------------------------------------------------------------------------------------------
Equity securities                              2,009              -                   577               1,432
- -------------------------------------------------------------------------------------------------------------
    Total                             $      734,855     $       1,538        $    10,391      $      726,002
=============================================================================================================



The amortized cost and estimated fair value amounts above include $12,050,000 and $10,909,000 in other debt securities which are reported as cash equivalents in the balance sheet as of March 31, 1996 and 1995, respectively.

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were approximately $586,917,000, $1,562,000 and $1,008,000, respectively, for fiscal year 1996 and $251,565,000, $88,000 and
$2,666,000, respectively, for fiscal year 1995. The amortized cost and estimated fair value of available-for-sale debt and equity securities at March 31, 1996, by contractual maturity, are shown below:

                                                                                                 Estimated
                                                                                                    Fair
                                                                Cost                               Value
                                                                ----                             ---------
                                                                            (In thousands)
Due in one year or less                                  $      66,338                         $     66,434
Due after one through three years                              173,711                              172,716
Due after three years                                           16,734                               16,266
- -----------------------------------------------------------------------------------------------------------
                                                               256,783                              255,416
Equity securities                                                2,009                                  737
- -----------------------------------------------------------------------------------------------------------
    Total                                                $     258,792                         $    256,153
===========================================================================================================



NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

McDermott International operates internationally giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. McDermott International does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1996, McDermott International had forward exchange contracts to purchase $179,365,000 in foreign currencies (primarily Canadian Dollars and Pound Sterling), and to sell $133,626,000 in foreign currencies (primarily Canadian Dollars, Dutch Guilders, Saudi Riyals and Pound Sterling), at varying maturities from fiscal year 1997 through 2000. At March 31, 1995, McDermott International had forward exchange contracts to purchase $251,562,000 in foreign currencies (primarily Canadian Dollars, Japanese Yen, and Pound Sterling), and to sell $199,735,000 in foreign currencies (primarily Canadian Dollars, Dutch Guilders, Japanese Yen, Malaysian Ringgit, and Pound Sterling), at varying maturities from fiscal year 1996 through 2000.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either contracts in progress or advance billings on contracts or as a component of either other current assets or accrued liabilities. They are recognized in income as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1996 and 1995, McDermott International had deferred gains of $4,306,000 and $2,231,000, respectively, and deferred losses of $1,081,000 and $10,865,000, respectively, related to forward exchange contracts which will principally be recognized in accordance with the percentage of completion method of accounting.

In management of its net interest costs (expense on debt and income on investments), McDermott International entered into interest rate swap agreements with certain banks which effectively change the fixed interest rates on certain long- term notes payable. Net amounts to be paid or received as a result of these agreements are accrued as adjustments to interest expense over
the terms of these contracts.   Interest rate swaps resulted in an increase in
interest expense of $96,000 and $1,202,000 in fiscal years 1996 and 1995, respectively, and a reduction of interest expense of $5,782,000 in fiscal year 1994.

McDermott International is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in such contracts.


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Note receivable with an unconsolidated affiliate: At March 31, 1996, it was not practicable to estimate the fair value of McDermott International's 7.75% Note Receivable with the HeereMac joint venture because of the lack of quoted market prices and because the time of its settlement cannot yet be determined.

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

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1996 and 1995, McDermott International had net forward exchange contracts outstanding to purchase foreign currencies with notional values of $45,739,000 and $51,827,000 and fair values of $51,146,000 and $41,237,000, respectively.

Interest rate swap agreements: The fair values of interest rate swaps are the amounts at which they could be settled and are estimated by obtaining quotes from brokers. At March 31, 1996 and 1995, McDermott International had an interest rate swap outstanding on current notional principal of $55,300,000 with a fair value of ($470,000) and $73,800,000 with a fair value of ($2,541,000), respectively, which represents the estimated amount, McDermott International would have to pay to terminate the agreement.

The estimated fair values of McDermott International's financial instruments are as follows:

                                                 March 31, 1996                           March 31, 1995
                                                 --------------                           --------------
                                          Carrying             Fair                Carrying             Fair
                                           Amount              Value                Amount              Value
                                          --------             -----               --------             -----
                                                                   (In thousands)
Balance Sheet Instruments

Cash and cash equivalents             $     283,663    $     283,663           $     85,909      $     85,909
Investment securities                       244,103          244,103                715,093           715,093
Debt excluding capital leases               793,622          847,510                966,397           988,343
Subsidiary's redeemable
  preferred stocks                          173,301          166,362                179,251           174,108



NOTE 16 - SEGMENT REPORTING

McDermott International operates in two industry segments - Power Generation Systems and Equipment and Marine Construction Services.

Power Generation Systems and Equipments' principal businesses are the supply of fossil-fuel and nuclear steam generating systems and equipment to the electric power generation industry, and nuclear reactor components to the U. S. Navy.

Marine Construction Services supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries, and to other marine construction companies, primarily through JRM. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and onshore construction and maintenance services; and the maintenance and construction of a variety of marine vessels.

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

In the fiscal years 1996, 1995 and 1994, the U.S. Government accounted for approximately 12%, 12% and 13%, respectively, of McDermott International's total revenues. These revenues are principally included in the Power Generation Systems and Equipment segment.

At March 31, 1996 and 1995 receivables of $6,824,000 and $6,230,000, respectively, were due from minority shareholders, primarily ETPM S.A., participating in McDermott International's majority-owned joint ventures. There were no sales to ETPM S.A. in fiscal year 1996; sales to ETPM S.A. were $1,801,000 and $3,358,000 in fiscal years 1995 and 1994, respectively. In fiscal years 1996, 1995 and 1994 equipment charters and overhead expenses of $4,118,000, $4,938,000 and $6,330,000, respectively, were charged by ETPM S.A.
to the McDermott-ETPM joint venture.

In fiscal year 1996, the write-off of an insurance claim due to an unfavorable arbitration ruling resulted in a decrease in the Power Generation Systems and Equipment segment operating income of $12,600,000. The gain resulting from the sale of McDermott International's interest in three Caspian Sea oil field and a favorable insurance adjustment resulted in an increase in the Marine Construction Services segment operating income of $38,744,000 and $12,000,000, respectively. The provisions for the closing of certain facilities in fiscal year 1995 resulted in a decrease in the Power Generation Systems and Equipment segment operating income of $46,489,000. The adoption of EITF Issue No. 93-5 in fiscal year 1994 resulted in an increase in the Power Generation Systems and Equipment segment operating income of $19,947,000.

Segment Information for the Three Fiscal Years Ended March 31, 1996.

1. Information about McDermott International's Operations in Different Industry Segments.

REVENUES (1)                                                  1996                1995                1994
- ---------                                                     ----                ----                ----
Power Generation Systems and Equipment                 $     1,708,566    $     1,663,235     $     1,614,206
Marine Construction Services(2)                              1,590,318          1,390,919           1,452,497
Intersegment Transfer Eliminations                             (19,778)           (10,474)             (6,791)
- -------------------------------------------------------------------------------------------------------------
      Total Revenues                                   $     3,279,106    $     3,043,680     $     3,059,912
=============================================================================================================
OPERATING INCOME

Segment Operating Income: (3)
  Power Generation Systems and Equipment               $        20,579    $        13,440     $        41,805
  Marine Construction Services(2)                               38,447             32,189              34,174
- -------------------------------------------------------------------------------------------------------------
  Total Segment Operating Income                                59,026             45,629              75,979
- -------------------------------------------------------------------------------------------------------------
Equity in Income of Investees:
  Power Generation Systems and Equipment                        36,489              8,364              12,032
  Marine Construction Services                                  11,949             25,488             107,828
- -------------------------------------------------------------------------------------------------------------
  Total Equity in Income of Investees                           48,438             33,852             119,860
- -------------------------------------------------------------------------------------------------------------
  General Corporate Expenses(3)                                (33,155)           (38,815)            (36,045)
- -------------------------------------------------------------------------------------------------------------
           Total Operating Income                      $        74,309    $        40,666     $       159,794
=============================================================================================================

(1) Segment revenues include intersegment transfers as follows:


      Power Generation Systems
          and Equipment                                $        11,928    $         9,669     $          6,365
      Marine Construction Services                               7,850                805                  426
      --------------------------------------------------------------------------------------------------------
      Total                                            $        19,778    $        10,474     $          6,791
      ========================================================================================================

(2) See Note 2 regarding the acquisition of OPI during fiscal year 1995 and the acquisitions of NOS and MECL during fiscal year 1994.

(3) Fiscal years 1995 and 1994 have been restated to reflect the allocation of certain expenses to the business segments which were previously included in General Corporate Expenses. This restatement reduced Segment Operating Income and General Corporate Expenses by $19,800,000 and $18,356,000 in fiscal years 1995 and 1994, respectively, from amounts previously reported.

                                                              1996               1995               1994
                                                              ----               ----               ----
                                                                            (In thousands)
CAPITAL EXPENDITURES

Power Generation Systems and Equipment                 $        27,322    $        45,306     $        47,898
Marine Construction Services(1)                                 98,102            224,251             123,055
Corporate                                                        1,232              1,467                 851
- -------------------------------------------------------------------------------------------------------------
    Total Capital Expenditures                         $       126,656    $       271,024     $       171,804
=============================================================================================================


DEPRECIATION AND AMORTIZATION

Power Generation Systems and Equipment                 $        41,835    $        34,828     $        36,567
Marine Construction Services                                    93,224             76,563              59,454
Corporate                                                        4,816              4,167               3,372
- -------------------------------------------------------------------------------------------------------------
    Total Depreciation and Amortization                $       139,875    $       115,558     $        99,393
=============================================================================================================


IDENTIFIABLE ASSETS

Power Generation Systems and Equipment                 $     2,105,880    $     2,099,223     $     2,188,202
Marine Construction Services                                 1,637,033          1,716,912           1,107,956
Corporate                                                      644,338            935,535             927,411
- -------------------------------------------------------------------------------------------------------------
    Total Identifiable Assets                          $     4,387,251    $     4,751,670     $     4,223,569
=============================================================================================================


(1) Includes property, plant and equipment of $11,198,000, $173,134,000 and $79,233,000 of acquired companies in fiscal years 1996, 1995 and 1994, respectively, expenditures on an asset held for lease of $29,620,000 and $6,711,000 in fiscal years 1996 and 1995, respectively, and the purchase of a fabrication yard financed by a note payable of $16,250,000 in fiscal year 1994.

 . Information about McDermott International's Operations in Different Geographic Areas.

                                                                1996               1995             1994
                                                                ----               ----             ----

                                                                              (In thousands)
Revenues(1)                   -   United States        $     1,488,458    $     1,500,037     $    1,614,533
                              -   Canada                       883,883            739,663            583,169
                              -   Europe and
                                    West Africa                517,190            348,486            153,709
                              -   Far East                     206,913            326,523            545,545
                              -   Middle East                  177,814            128,860            162,956
                              -   Other Foreign                  4,848                111             -
- ------------------------------------------------------------------------------------------------------------
                                  Total                $     3,279,106    $     3,043,680     $    3,059,912
============================================================================================================

Segment Operating
  Income (Loss) by
  Geographic Area (2)         -   United States        $       (17,534)   $       (48,284)    $        3,506
                              -   Canada                        18,838             27,233             34,248
                              -   Europe and
                                    West Africa                 24,962             24,980              3,013
                              -   Far East                        (961)            35,911             35,065
                              -   Middle East                   33,609              9,904              3,062
                              -   Other Foreign                    112             (4,115)            (2,915)
- ------------------------------------------------------------------------------------------------------------
                                  Total                $        59,026    $        45,629     $       75,979
============================================================================================================

Identifiable
  Assets                      -   United States        $     2,324,949    $     2,267,800     $    2,288,950
                              -   Canada                       344,984            348,200            265,342
                              -   Europe and
                                    West Africa                570,367            736,442            455,511
                              -   Far East                     279,575            208,655            156,088
                              -   Middle East                  170,154            209,221            108,596
                              -   Other Foreign                 52,884             45,817             21,671
                              -   Corporate                    644,338            935,535            927,411
- ------------------------------------------------------------------------------------------------------------
                                  Total                $     4,387,251    $     4,751,670     $    4,223,569
============================================================================================================

(1) Net of inter-geographic area revenues in fiscal years 1996, 1995 and 1994 as follows: United States- $69,872,000, $69,432,000 and $38,666,000;
      Canada - $22,389,000, $11,538,000 and $12,082,000; Europe and West Africa
      - $6,036,000, $13,200,000 and $15,868,000; Far East - $486,000,
      $18,414,000 and $474,000; Middle East - $15,152,000, $37,303,000 and
      $2,686,000; and Other Foreign - $13,519,000, $26,259,000 and $25,770,000,
      respectively.

(2) Fiscal years 1995 and 1994 have been restated to reflect the allocation of certain expenses to the geographic areas which were previously included in General Corporate Expenses.

NOTE 17 -     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31, 1996 and 1995:

                                                                           1996
                                             ---------------------------------------------------------------
                                                                       QUARTER ENDED
                                             ---------------------------------------------------------------
                                               JUNE 30,         SEPT. 30,        DEC. 31,         MARCH 31,
                                                 1995             1995             1995              1996
                                             ------------     ------------     ------------     ------------
                                                         (In thousands, except for per share amounts)
Revenues                                     $    816,474     $    806,756     $    766,538     $    889,338
Operating income (loss)                            38,042           15,453           37,430          (16,616)
Net income (loss)                                   8,832            9,054            6,606           (3,867)

Primary and Fully Diluted
Earnings (Loss) per Share:                           0.12             0.13             0.08            (0.11)



Pre-tax results for the quarter ended June 30, 1995 include an equity income gain of $30,612,000 resulting from the sale of two power purchase contracts. Results for the quarter ended September 30, 1995 include a favorable insurance adjustment of $12,000,000. Results for the quarter ended December 31, 1995 include favorable worker's compensation cost adjustments of $12,640,000. Results for the quarter ended March 31, 1996 include a gain of $34,788,000 resulting from the sale of McDermott International's interest in three Caspian Sea oil fields and the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations.

                                                                       Continued


                                                                            1995
                                             ---------------------------------------------------------------
                                                                       QUARTER ENDED
                                             ---------------------------------------------------------------
                                                JUNE 30,        SEPT. 30,        DEC. 31,         MARCH 31,
                                                 1994             1994             1994             1995
                                             ------------     ------------     ------------     ------------
                                                          (In thousands, except for per share amounts)
Revenues                                     $    759,808     $    724,065     $    715,525     $    844,282
Operating income                                   15,831           19,769           53,568          (48,502)
Income (Loss) before cumulative
  effect of accounting
  change                                            3,118           (3,262)          29,814          (18,794)
Net income (loss)                                   1,353           (3,262)          29,814          (18,794)

Primary and Fully Diluted
Earnings (Loss) per Share:
  Income (Loss) before cumulative
    effect of accounting
    change                                           0.02            (0.10)            0.51            (0.39)
  Net income (loss)                                 (0.01)           (0.10)            0.51            (0.39)




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

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" in the Proxy Statement for International's 1996 Annual Meeting of Stockholders.


Item 11.     EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" in the Proxy Statement for International's 1996 Annual Meeting of Stockholders.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in International's Proxy Statement for the 1996 Annual Meeting of Stockholders.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                          NONE

                                 P A R T   I V

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Annual Report or incorporated by reference:

           1.  CONSOLIDATED FINANCIAL STATEMENTS

                 Report of Independent Auditors

                 Consolidated Balance Sheet
                     March 31, 1996 and 1995

                 Consolidated Statement of Income (Loss)
                     For the Three Fiscal Years Ended March 31, 1996

                 Consolidated Statement of Stockholders' Equity
                     For the Three Fiscal Years Ended March 31, 1996

                 Consolidated Statement of Cash Flows
                     For the Three Fiscal Years Ended March 31, 1996

                 Notes to Consolidated Financial Statements
                     For the Three Fiscal Years Ended March 31, 1996

           2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                 All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.


           3.  EXHIBITS

                  Exhibit
                  Number                                     Description
                  ------                                     -----------
                    3.1             McDermott International, Inc.'s  Articles of Incorporation, as amended.

                    3.2             McDermott International, Inc.'s amended and restated By-Laws.

                    4.1             Rights Agreement (incorporated by reference to Exhibit 1 to McDermott International
                                    Inc.'s registration statement on  Form 8-A, dated December 15, 1995).

                    10.1*           McDermott International, Inc.'s Supplemental Executive Retirement Plan, as amended
                                    (incorporated by reference to Exhibit 10 of McDermott International Inc.'s 10-K/A
                                    for fiscal year end March 31, 1994 filed with the Commission on June 27, 1994).

                    10.2*           McDermott International, Inc.'s 1983 Long-Term Performance Incentive Compensation
                                    Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983).

                    10.3            Intercompany Agreement (incorporated by reference to Exhibit 10 to McDermott
                                    International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983).

                    10.4*           Trust for Supplemental Executive Retirement Plan (incorporated by reference to
                                    Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1990).

                    10.5*           McDermott International, Inc.'s 1994 Variable Supplemental Compensation Plan
                                    (incorporated by reference to Exhibit A to McDermott International, Inc.'s Proxy
                                    Statement for its Annual Meeting of Stockholders held on August 9, 1994 as filed with the Commission).

                    10.6*           McDermott International, Inc.'s 1987 Long-Term Performance Incentive Compensation
                                    Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report of Form 10-K, as amended, for the fiscal year ended March 31, 1988).

                    10.7*           Retirement Plan for Non-Management Directors of McDermott International, Inc.
                                    (incorporated by reference to Exhibit 11 to McDermott International, Inc.'s current report on Form 8-K filed with the Commission December 10, 1991).

                    10.8*           McDermott International, Inc.'s 1992 Senior Management Stock Option Plan
                                    (incorporated by reference to Exhibit 10 of McDermott International, Inc.'s 10-K/A
                                    for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994).

                    10.9*           McDermott International, Inc.'s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to  McDermott International, Inc.'s annual report on Form
                                    10-K, as amended for the fiscal year ended March 31, 1992).

                    10.10*          McDermott International, Inc.'s 1992 Director Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-
                                    K, as amended, for the fiscal year ended March 31, 1992).

                    11              Statement Re Computation of Per Share Earnings (Loss)

                    21              Significant Subsidiaries of the Registrant

                    23              Consent of Independent Auditors

                    27              Financial Data Schedule


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

                 FORM 8-K  REPORTS


                       None

                                   SIGNATURES



Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        McDERMOTT INTERNATIONAL, INC.




                                             s/ Robert E. Howson
                                             ----------------------------------
June 4, 1996                            By:  Robert E. Howson
                                             Chairman of the Board and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.



     Signature                                           Title
     ---------                                           -----
s/ Robert E. Howson                  Chairman of the Board, Chief Executive
- -------------------------------      Officer and Director (Principal Executive
Robert E. Howson                     Officer)



s/ Brock A. Hattox                   Executive Vice President, Chief Financial
- -------------------------------      Officer and Director (Principal Financial
Brock A. Hattox                      Officer)



s/ Daniel R. Gaubert                 Vice President, Finance and Controller
- -------------------------------      (Principal Accounting Officer)
Daniel R. Gaubert



                                     Director
- -------------------------------
Thomas D. Barrow

     Signature                        Title
     ---------                        -----
s/ Theodore H. Black                 Director
- -------------------------------
Theodore H. Black


s/ John F. Bookout                   Director
- -------------------------------
John F. Bookout


                                     Director
- -------------------------------
Phillip J. Burguieres


s/ James L. Dutt                     Director
- -------------------------------
James L. Dutt


s/ James A. Hunt                     Director
- -------------------------------
James A. Hunt


s/ John W. Johnstone, Jr.            Director
- -------------------------------
John W. Johnstone, Jr.


s/ J. Howard Macdonald               Director
- -------------------------------
J. Howard Macdonald


s/ William McCollam, Jr.             Director
- -------------------------------
William McCollam, Jr.


s/ John A. Morgan                    Director
- -------------------------------
John A. Morgan


s/ John N. Turner                    Director
- -------------------------------
John N. Turner



June 4, 1996

                               INDEX TO EXHIBITS




                                                                                                            Sequentially
   Exhibit                                                                                                    Numbered
   Number                                     Description                                                       Pages
   -------                                    -----------                                                   ------------
     3.1         McDermott International, Inc.'s  Articles of Incorporation, as amended.

     3.2         McDermott International, Inc.'s amended and restated By-Laws.

     4.1         Rights Agreement (incorporated by reference to Exhibit 1 to McDermott International
                 Inc.'s registration statement on  Form 8-A, dated December 15, 1995).

     10.1*       McDermott International, Inc.'s Supplemental Executive Retirement Plan, as amended
                 (incorporated by reference to Exhibit 10 of McDermott International Inc.'s 10-K/A for
                 fiscal year end March 31, 1994 filed with the Commission on June 27, 1994).

     10.2*       McDermott International, Inc.'s 1983 Long-Term Performance Incentive Compensation
                 Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983).

     10.3        Intercompany Agreement (incorporated by reference to Exhibit 10 to McDermott
                 International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended
                 March 31, 1983).

     10.4*       Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit
                 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1990).

     10.5*       McDermott International, Inc.'s 1994 Variable Supplemental Compensation Plan
                 (incorporated by reference to Exhibit A to McDermott International, Inc.'s Proxy
                 Statement for its Annual Meeting of Stockholders held on August 9, 1994 as filed with the Commission).

     10.6*       McDermott International, Inc.'s 1987 Long-Term Performance Incentive Compensation
                 Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report of Form 10-K, as amended, for the fiscal year ended March 31, 1988).

     10.7*       Retirement Plan for Non-Management Directors of McDermott International, Inc.
                 (incorporated by reference to Exhibit 11 to McDermott International, Inc.'s current report on Form 8-K filed with the Commission December 10, 1991).

     10.8*       McDermott International, Inc.'s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 of McDermott International, Inc.'s 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994).

     10.9*       McDermott International, Inc.'s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to  McDermott International, Inc.'s annual report on Form 10-K, as amended for the fiscal year ended March 31, 1992).

     10.10*      McDermott International, Inc.'s 1992 Director Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1992).

     11          Statement Re Computation of Per Share Earnings (Loss)

     21          Significant Subsidiaries of the Registrant

     23          Consent of Independent Auditors

     27          Financial Data Schedule

- -------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.