Form 10-K/A
period 1996-03-31
MCDERMOTT INTERNATIONAL INC
filed 1996-06-20
CIK 708819

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

       Registrant's Telephone Number, including area code (504) 587-5400
                                                         ---------------

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


              2.  FINANCIAL STATEMENT SCHEDULES (See Exhibit 99)

              3.  EXHIBIT INDEX



                  Exhibit
                  Number                             Description
                  ------                             -----------
                    23         Consent of Independent Auditors

                               (1) KPMG Accountants N.V.

                               (2) Ernst & Young LLP

                    99         McDermott-ETPM West, Inc. and Heerema Offshore Construction Group Inc. - McDermott
                               International, Inc. Joint Venture Combined Financial Statements for the Years Ended March
                               31, 1996, 1995 and 1994


                          SIGNATURE OF THE REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        McDERMOTT INTERNATIONAL, INC.
                                        ----------------------------
                                               (REGISTRANT)

                                        s/ Daniel R. Gaubert
                                        ---------------------------------------
                                        Daniel R. Gaubert
                                        Vice President, Finance and Controller
                                        (Principal Accounting Officer)






June 18, 1996

                               INDEX TO EXHIBITS



Exhibit
Number                    Description
- ------                    -----------


   23            Consent of Independent Auditors

                 (1) KPMG Accountants N.V.

                 (2) Ernst & Young LLP

   99            McDermott-ETPM West, Inc. and Heerema Offshore Construction Group Inc. - McDermott International, Inc.
                 Joint Venture Combined Financial Statements for the Years Ended March 31, 1996, 1995, and 1994

