Form 10-K405/A
period 1996-03-31
MCDERMOTT INTERNATIONAL INC
filed 1996-07-12
CIK 708819

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

Exhibit Index
- -------------

   3.2     McDermott International, Inc.'s amended and restated By-Laws.

    99     Supplementary Financial Information on Panamanian
               Securities Regulations




All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements, Notes thereto or in the Form 10-K/A-1 filed on June 20, 1996.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. as of March 31, 1996 and 1995, and for each of the three years in the period ended March 31, 1996, and have issued our report thereon dated May 15, 1996. Our audits also included the financial statement schedule listed in the Index to Financial Statement Schedules and Exhibits in this Form 10-K/A-2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP


New Orleans, Louisiana
May 15, 1996

                                                                      Schedule I


                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            MARCH 31, 1996 AND 1995



ASSETS
- ------
                                                   1996           1995
                                                   ----           ----
                                                      (In thousands)
Current Assets:
    Cash and cash equivalents                   $       115     $       212
    Accounts receivable - trade                       1,339             110
    Accounts receivable - other                         875             421
    Accounts receivable from subsidiaries           322,375         649,355
    Other current assets                                 56             520
- ---------------------------------------------------------------------------

         Total Current Assets                       324,760         650,618
- ---------------------------------------------------------------------------

Investments in Subsidiaries and
    Other Investees, at Equity                    1,244,868       1,239,036

- ---------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:
    Buildings                                         3,420           3,420
    Machinery and equipment                          10,241          10,405
    Property under construction                           4              42
- ---------------------------------------------------------------------------
                                                     13,665          13,867

    Less accumulated depreciation                    13,288          13,192
- ---------------------------------------------------------------------------

         Net Property, Plant and Equipment              377             675
- ---------------------------------------------------------------------------

Notes Receivable from Subsidiaries and Other
    Investees                                       231,000         270,802
- ---------------------------------------------------------------------------

Other Assets                                         30,766          31,932
- ---------------------------------------------------------------------------

         TOTAL                                  $ 1,831,771     $ 2,193,063
===========================================================================

See accompanying notes to condensed financial information.

                                                                      Schedule I





LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
                                                 1996                    1995
                                                 ----                    ----
                                                        (In thousands)
Current Liabilities:
    Current maturities of long-term debt     $    20,500           $    18,500
    Accounts payable                               1,305                 2,194
    Accounts payable to subsidiaries           1,010,558             1,324,156
    Accrued liabilities - other                   22,849                23,252
    Income taxes                                      18                   213
- -------------------------------------------------------------------------------

         Total Current Liabilities             1,055,230             1,368,315
- -------------------------------------------------------------------------------

Long-Term Debt                                    34,800                55,300
- -------------------------------------------------------------------------------

Notes Payable to Subsidiaries                     45,455                47,784
- -------------------------------------------------------------------------------

Other Liabilities                                 11,766                11,085
- -------------------------------------------------------------------------------

Contingencies
- -------------------------------------------------------------------------------

Stockholders' Equity:
    Preferred stock                                2,875                 2,875
    Common stock                                  54,436                53,960
    Capital in excess of par value               949,022               936,134
    Deficit                                     (290,968)             (249,061)
    Minimum pension liability                     (1,428)                 (391)
    Net unrealized loss on investments            (1,875)               (8,050)
    Currency translation adjustments             (27,542)              (24,888)
- -------------------------------------------------------------------------------

         Total Stockholders' Equity              684,520               710,579
- -------------------------------------------------------------------------------

         TOTAL                               $ 1,831,771       $     2,193,063
===============================================================================

                                                                      Schedule I


                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                           STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996


                                                    1996           1995          1994
                                                    ----           ----          ----
                                                               (In thousands)
Revenues                                          $     840     $ 41,855      $  32,635
- -----------------------------------------------------------------------------------------
Costs and Expenses:
   Cost of operations (excluding depreciation
      and amortization)                                   2       34,135         29,571
   Depreciation and amortization                      3,067        4,698          5,422
   Selling, general and administrative expenses       2,949        8,623         27,402
- -----------------------------------------------------------------------------------------

                                                      6,018       47,456         62,395
- -----------------------------------------------------------------------------------------
Operating Loss before Equity in Income
   of Investees                                      (5,178)      (5,601)       (29,760)

Equity in Income of Subsidiaries
   and Other Investees                               16,314          877        107,942
- -----------------------------------------------------------------------------------------

   Operating Income (Loss)                           11,136       (4,724)        78,182
- -----------------------------------------------------------------------------------------

Other Income (Expense):
   Interest income                                   21,913       25,047         19,003
   Interest expense                                 (12,801)     (13,916)       (10,473)
   Other - net                                          377        9,038           (292)
- -----------------------------------------------------------------------------------------

                                                      9,489       20,169          8,238
- -----------------------------------------------------------------------------------------
 Income before Provision for (Benefit from)
   Income Taxes and Cumulative Effect of
   Accounting Changes                                20,625       15,445         86,420

Provision for (Benefit from) Income Taxes                 -        4,569         (3,536)
- -----------------------------------------------------------------------------------------
Income before Cumulative Effect of
   Accounting Changes                                20,625       10,876         89,956
- -----------------------------------------------------------------------------------------

Cumulative Effect of Accounting Changes                   -       (1,765)      (100,750)
- -----------------------------------------------------------------------------------------

Net Income (Loss)                                 $  20,625     $  9,111      $ (10,794)
=========================================================================================


See accompanying notes to condensed financial information

                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                             1996         1995          1994
                                                             ---          ----          ----

                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                      $    20,625      $   9,111     $  (10,794)
- -------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to
   net cash provided by operating
   activities:
      Depreciation and amortization                          3,067          4,698          5,422
      Equity in income or loss of subsidiaries
          and other investees, less dividends                4,936         10,922       (101,787)
      Provision for deferred taxes                            -              (627)        (2,997)
      Cumulative effect of accounting changes                 -             1,765        100,750
      Other                                                  8,349         (3,048)          (346)
      Changes in assets and liabilities:
         Accounts and notes receivable                     300,318         96,338         88,034
         Accounts payable                                 (249,706)        67,603        (61,860)
         Income taxes                                         (195)       (28,992)          (757)
         Other, net                                         (5,953)       (41,253)        (9,798)
- -------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   81,441        116,517          5,867
- -------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition                                                   -               -          (58,040)
Proceeds from sale and disposal of assets                     -             8,334            368
Purchases of property, plant and equipment                    -              (562)        (2,120)
Investments in subsidiaries                                   (100)          (200)      (100,069)
Increase in loans to subsidiaries                             -           (16,600)           -
- -------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                         (100)        (9,028)      (159,861)
- -------------------------------------------------------------------------------------------------

                                                                       CONTINUED




                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                              1996                1995               1994
                                                              ----                ----               ----

                                                                             (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                $   (18,500)      $     (16,600)     $      (15,000)
Increase (decrease) in short-term borrowing                      -               (19,370)             18,596
Issuance of common stock                                       1,802               3,194              16,441
Issuance of preferred stock                                      -                 -                 140 066
Increase (decrease) in loans from subsidiaries                (2,329)            (14,928)             50,301
Dividends paid                                               (62,411)            (61,827)            (56,773)
Other                                                            -                  (159)               -
- -------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                 (81,438)           (109,690)            153,631
- -------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                         -                 -                     (92)
- -------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (97)             (2,201)               (455)
- -------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                        212               2,413               2,868
- -------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                $       115        $        212      $        2,413
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest, including intercompany
    interest (net of amount capitalized)                $     13,267       $      14,186      $       10,989
  Income taxes, net of refunds                          $        199       $         252      $          371
=============================================================================================================

See accompanying notes to condensed financial information.

                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1996

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

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of:                       1996                 1995
                                                  ----                 ----
                                                       (In thousands)
10.375% Note payable due 1998 (Secured)         $  55,300           $  73,800

Less:  Amounts due within one year              $  20,500              18,500
                                                ---------           ---------

                                                $  34,800           $  55,300
                                                =========           =========

Maturities of long-term debt subsequent to March 31, 1996 are as follows:  1997
- - $20,500,000; 1998 - $22,600,000; 1999 - $12,200,000.

NOTE 3 - CONTINGENCIES

McDermott International, Inc. is contingently liable under standby letters of credit totaling $8,849,000 at March 31, 1996 issued in the normal course of business.

McDermott International, Inc. has guaranteed the indebtedness of certain of its subsidiaries and other investees. At March 31, 1996, these guarantees included $49,777,000 of loans to and $1,074,000 of standby letters of credit issued by certain subsidiaries and other investees.

NOTE 4 - DIVIDENDS RECEIVED

McDermott International, Inc. received dividends from its consolidated subsidiaries of $21,250,000, $11,799,000, and $138,438,000 (including
$132,283,000 of investments) for the years ended March 31, 1996, March 31, 1995 and March 31, 1994, respectively.

                          SIGNATURE OF THE REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       McDERMOTT INTERNATONAL, INC.
                                       ----------------------------
                                              (REGISTRANT)




                                       By: s/Daniel R. Gaubert
                                          --------------------------
                                            Daniel R. Gaubert
                                            Vice President, Finance
                                             and Controller



July 11, 1996

                                 EXHIBIT INDEX

  Exhibit
  Number
 --------
    3.2  McDermott International, Inc.'s amended and restated By-Laws.

    99   Supplementary Financial Information on Panamanian Securities Regulations