Form 10-Q
period 1996-06-30
MCDERMOTT INTERNATIONAL INC
filed 1996-08-07
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1996

                                       OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                         McDERMOTT INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     REPUBLIC OF PANAMA                                    72-0593134
- --------------------------------------------------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)

1450 Poydras Street, New Orleans, Louisiana                           70112-6050
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


                           Yes    [X]               No [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of July 26, 1996 was 54,759,724.

                         McDERMOTT INTERNATIONAL, INC.

                               INDEX - FORM 10-Q

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

    Item 1 - Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheet
               June 30, 1996 and March 31, 1996                           4

           Condensed Consolidated Statement of Income (Loss)
               Three Months Ended June 30, 1996 and 1995                  6

           Condensed Consolidated Statement of Cash Flows
               Three Months Ended June 30, 1996 and 1995                  8

           Notes to Condensed Consolidated Financial Statements           9

    Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations             12

PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K                             23

SIGNATURES                                                                24

Exhibit 11 - Calculation of Earnings (Loss) Per
                 Common and Common  Equivalent Share                      25

                                     PART I

                         McDERMOTT INTERNATIONAL,  INC.




                             FINANCIAL INFORMATION





Item 1.     Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996

                                     ASSETS

                                                                                    6/30/96           3/31/96
                                                                                    -------           -------
                                                                                 (Unaudited)
                                                                                         (In thousands)
Current Assets:
  Cash and cash equivalents                                               $         189,479     $      238,663
  Accounts receivable - trade                                                       520,158            457,049
  Accounts receivable - unconsolidated affiliates                                    50,772             57,691
  Accounts receivable - other                                                       182,055            162,335
  Insurance recoverable - current                                                   119,160            116,280
  Contracts in progress                                                             482,983            457,265
  Inventories                                                                        71,440             77,592
  Deferred income taxes                                                              82,916             93,104
  Other current assets                                                               72,008             64,559
- --------------------------------------------------------------------------------------------------------------

    Total Current Assets                                                          1,770,971          1,724,538
- --------------------------------------------------------------------------------------------------------------


Property, Plant and Equipment, at Cost:                                           1,909,413          1,890,103
    Less accumulated depreciation                                                 1,209,920          1,199,416
- --------------------------------------------------------------------------------------------------------------

         Net Property, Plant and Equipment                                          699,493            690,687
- --------------------------------------------------------------------------------------------------------------

Investments:
  Government obligations                                                            127,109            132,674
  Other investments                                                                 110,838            109,352
- --------------------------------------------------------------------------------------------------------------

    Total Investments                                                               237,947            242,026
- --------------------------------------------------------------------------------------------------------------

Insurance Recoverable                                                               570,104            606,963
- --------------------------------------------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
    of Purchased Businesses Less Accumulated
    Amortization of $134,736,000 at June 30, 1996
    and $126,882,000 at March 31, 1996                                              452,273            460,058
- --------------------------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                               288,283            283,656
- --------------------------------------------------------------------------------------------------------------

Other Assets                                                                        373,584            379,323
- --------------------------------------------------------------------------------------------------------------
       TOTAL                                                              $       4,392,655     $    4,387,251
==============================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   6/30/96           3/31/96
                                                                                   -------           -------
                                                                                 (Unaudited)
                                                                                       (In thousands)
Current Liabilities:
  Notes payable and current
       maturities of long-term debt                                          $      386,769     $      234,258
  Accounts payable                                                                  256,183            264,930
  Environmental and products liabilities - current                                  161,170            161,062
  Accrued employee benefits                                                          90,462             98,159
  Advance billings on contracts                                                     220,014            187,378
  Other current liabilities                                                         368,460            446,765
- --------------------------------------------------------------------------------------------------------------

    Total Current Liabilities                                                     1,483,058          1,392,552
- --------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                      542,161            576,256
- --------------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                       401,762            401,321
- --------------------------------------------------------------------------------------------------------------

Environmental and Products Liabilities                                              683,063            721,740
- --------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                   274,432            268,975
- --------------------------------------------------------------------------------------------------------------

Contingencies
- --------------------------------------------------------------------------------------------------------------
Minority Interest:
  Subsidiary's preferred stocks                                                     173,301            173,301
  Other minority interest                                                           175,134            168,586
- --------------------------------------------------------------------------------------------------------------

    Total Minority Interest                                                         348,435            341,887
- --------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares;
    outstanding 2,875,000 Series C $2.875 cumulative
    convertible, par value $1.00 per share,
    (liquidation preference $143,750,000)                                             2,875              2,875
  Common stock, par value $1.00 per share,
    authorized 150,000,000 shares; outstanding
    54,659,860 at June 30, 1996 and
    54,435,823 at March 31, 1996                                                     54,660             54,436
  Capital in excess of par value                                                    950,991            949,022
  Deficit                                                                          (314,517)          (290,968)
  Minimum pension liability                                                          (1,428)            (1,428)
  Net unrealized loss on investments                                                 (3,337)            (1,875)
  Currency translation adjustments                                                  (29,500)           (27,542)
- --------------------------------------------------------------------------------------------------------------

    Total Stockholders' Equity                                                      659,744            684,520
- --------------------------------------------------------------------------------------------------------------

       TOTAL                                                                 $    4,392,655     $    4,387,251
==============================================================================================================

                         McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                 JUNE 30, 1996

                                                                                       THREE MONTHS ENDED
                                                                                  6/30/96              6/30/95
                                                                                  --------             -------
                                                                                           (Unaudited)
                                                                                         (In thousands)

Revenues                                                                     $      872,809      $     816,474
- --------------------------------------------------------------------------------------------------------------
Costs and Expenses:
    Cost of operations (excluding depreciation
         and amortization)                                                          769,268            710,648
    Depreciation and amortization                                                    33,855             34,112
    Selling, general and
     administrative expenses                                                         63,195             66,851
- --------------------------------------------------------------------------------------------------------------
                                                                                    866,318            811,611
- --------------------------------------------------------------------------------------------------------------
Operating Income before Equity in Income of Investees                                 6,491              4,863

Equity in Income of Investees                                                         4,444             33,179
- --------------------------------------------------------------------------------------------------------------

    Operating Income                                                                 10,935             38,042
- --------------------------------------------------------------------------------------------------------------
Other Income (Expense):
    Interest income                                                                  10,329             11,259
    Interest expense                                                                (19,728)           (21,538)
    Minority interest                                                                (9,457)            (3,630)
    Other-net                                                                          (137)            (2,424)
- --------------------------------------------------------------------------------------------------------------

                                                                                    (18,993)           (16,333)
- --------------------------------------------------------------------------------------------------------------
Income (Loss) before Provision for Income Taxes                                      (8,058)            21,709

Provision for (Benefit from) Income Taxes                                              (234)            12,877
- --------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                            $       (7,824)     $       8,832
==============================================================================================================

Net Income (Loss) Applicable to Common Stock
    (after Preferred Stock Dividends)                                        $       (9,890)     $       6,766
==============================================================================================================


Earnings (Loss) per Common and Common Equivalent
    Share (Primary and Fully Diluted)                                        $        (0.18)     $        0.12
==============================================================================================================


Weighted Average Number of Common and
    Common Equivalent Shares Outstanding                                         54,513,089         54,413,106
==============================================================================================================


Cash Dividends:
    Per common share                                                         $         0.25      $        0.25
    Per preferred share                                                      $      0.71875      $     0.71875
==============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                     THREE MONTHS ENDED
                                                                                 6/30/96            6/30/95
                                                                                 -------            -------
                                                                                         (Unaudited)
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                            $      (7,824)      $      8,832
- -------------------------------------------------------------------------------------------------------------


Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
    Depreciation and amortization                                                   33,855             34,112
    Equity in  income of investees,
       less dividends                                                               (2,898)            13,215
    Provision for (benefit from) deferred taxes                                      8,326            (15,521)
    Other                                                                           (1,761)             1,210
    Changes in assets and liabilities:
       Accounts receivable                                                         (75,008)           (49,070)
       Net contracts in progress and advance billings                                6,325            (69,383)
       Accounts payable                                                             (9,588)               372
       Accrued and other current liabilities                                       (79,466)             2,289
       Other, net                                                                   11,702            (18,527)
Proceeds from insurance for products liabilities claims                             34,462             27,100
Payments of products liabilities claims                                            (37,368)           (36,604)
- -------------------------------------------------------------------------------------------------------------


NET CASH USED IN OPERATING ACTIVITIES                                             (119,243)          (101,975)
- -------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition                                                                           -                (6,527)
Purchases of property, plant and equipment                                         (35,508)           (25,278)
Purchases of investments                                                           (45,278)          (274,667)
Sales and maturities of investments                                                 48,069            527,829
Other                                                                                 (328)            (3,342)
- -------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (33,045)           218,015
- -------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                    THREE MONTHS ENDED
                                                                                6/30/96            6/30/95
                                                                                -------            -------
                                                                                       (Unaudited)
                                                                                      (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in short-term borrowing                                             $     132,045       $     81,108
Payment of long-term debt                                                          (12,735)          (160,770)
Dividends paid                                                                     (15,669)           (15,285)
Other                                                                                 (552)               718
- -------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                103,089            (94,229)
- -------------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                15               (724)
- -------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                (49,184)            21,087
- -------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   238,663             85,909
- -------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     189,479       $    106,996
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                                      $      16,832       $     23,918
   Income taxes (net of refunds)                                             $       3,003       $     22,986
=============================================================================================================


See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE 1 - BASIS OF PRESENTATION


McDermott International, Inc. ("International") is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated.

The accompanying unaudited condensed consolidated financial statements are presented in U. S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature, except for a gain resulting from the sale of two power purchase contracts ($17,908,000, net of tax of $12,704,000, or $0.33 per share) during the three months ended June 30, 1995. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott International, Inc.'s annual report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE 2 - PRODUCTS LIABILITY

At June 30, 1996, the estimated liability for pending and future non-employee products liability asbestos claims was $806,618,000 (of which less than $215,000,000 had been asserted) and estimated insurance recoveries were $689,264,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.


NOTE 3 - INVENTORIES
Consolidated inventories at June 30, 1996 and March 31, 1996 are summarized below:

                                                                     June 30,                   March 31,
                                                                       1996                        1996
                                                                       ----                        ----
                                                                     (Unaudited)
                                                                                (In thousands)
Raw Materials and Supplies                                     $        44,736              $       47,457
Work in Progress                                                        12,138                      17,305
Finished Goods                                                          14,566                      12,830
- ----------------------------------------------------------------------------------------------------------
                                                               $        71,440              $       77,592
==========================================================================================================


NOTE 4 - SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The combined financial results of two of JRM's joint ventures, HeereMac and McDermott ETPM-West, Inc., accounted for using the equity method are summarized below. These ventures were significant (as defined by applicable Securities and Exchange Commission regulations) in fiscal year 1996.

                                                              THREE                            THREE
                                                           MONTHS ENDED                     MONTHS ENDED
                                                              6/30/96                          6/30/95
                                                              -------                          -------
                                                                             (Unaudited)
                                                                            (In thousands)
Revenues                                            $        171,353                    $        191,919
- --------------------------------------------------------------------------------------------------------

Operating Income                                    $         22,719                    $          5,612
- --------------------------------------------------------------------------------------------------------

Income before Income Taxes                          $            713                    $         10,211
Provision for Income Taxes                                     1,974                               1,673
- --------------------------------------------------------------------------------------------------------

Net Income (Loss)                                   $         (1,261)                   $          8,538
========================================================================================================

Equity in Net Income (Loss)                         $         (1,205)                   $          3,982
========================================================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

McDermott International, Inc. ("International") is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. A significant portion of McDermott International's revenues and operating results are derived from its foreign operations. As a result, McDermott International's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. McDermott International attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, it enters into forward exchange contracts to hedge foreign currency transactions, which reduces the impact of foreign exchange rate movements on operating results.

Management's discussion of revenues and operating income is presented on a business unit basis as follows: the JRM business unit (includes the results of operations of the marine construction services business); the B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups); and the Engineering, Construction and Industrial Operations business unit (includes the Engineering and Construction Group, and Shipbuilding and Industrial Group). Other business unit revenues include combining adjustments and eliminations resulting from inter-group contracts. Other business unit income (loss) includes certain retiree benefit and legal costs which are not allocated to the business units, as well as the impact of combining adjustments on margins of inter-group contracts. Business unit revenue and income (loss) for the three months ended June 30, 1995 have been restated to reflect the reclassification of certain operations to B&W Operations from the Engineering, Construction and Industrial Operations business unit, and the allocation of certain expenses to the B&W Operations and the Engineering, Construction and Industrial Operations business units from Other to conform with the presentation at June 30, 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

                                                                                  THREE MONTHS ENDED
                                                                             6/30/96                 6/30/95
                                                                             -------                 -------
                                                                                      (Unaudited)
                                                                                     (In thousands)
REVENUES

J. Ray McDermott, S.A.                                              $        389,189            $     311,803
B&W Operations                                                               345,375                  377,590
Engineering, Construction and
    Industrial Operations                                                    151,779                  136,607
Other (including Transfer Eliminations)                                      (13,534)                  (9,526)
- -------------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                                  $        872,809            $     816,474
=============================================================================================================

OPERATING INCOME

Business Unit Income (Loss):

    J. Ray McDermott, S.A.                                          $         20,304            $      14,642
    B&W Operations                                                             1,610                    3,020
    Engineering, Construction and
      Industrial Operations                                                   (5,766)                  (4,663)
    Other                                                                     (1,002)                    (803)
- -------------------------------------------------------------------------------------------------------------

    TOTAL BUSINESS UNIT INCOME                                                15,146                   12,196
- -------------------------------------------------------------------------------------------------------------

Equity in Income (Loss) of Investees:

    J. Ray McDermott, S.A.                                                     1,298                     (898)
    B&W Operations                                                             3,128                   34,083
    Engineering, Construction and
      Industrial Operations                                                       18                       (6)
- -------------------------------------------------------------------------------------------------------------
    TOTAL EQUITY IN INCOME OF INVESTEES                                        4,444                   33,179
- -------------------------------------------------------------------------------------------------------------

Corporate G&A Expense                                                         (8,655)                  (7,333)
- -------------------------------------------------------------------------------------------------------------

    TOTAL OPERATING INCOME                                          $         10,935            $      38,042
=============================================================================================================

JRM's revenues increased $77,386,000 to $389,189,000, primarily due to higher volume on offshore and engineering activities in North America, the North Sea and the Far East, and higher fabrication activity in North America. These increases were partially offset by lower procurement revenues in the North Sea as the B.P. Exploration Foinaven Development program ("Foinaven") west of the Shetlands in the North Atlantic nears completion.

B&W Operations' revenues decreased $32,215,000 to $345,375,000, primarily due to lower volume from fabrication and erection of fossil fuel steam and environmental control systems, and from replacement nuclear steam generators for domestic customers manufactured at B&W's Cambridge, Ontario location.

Engineering, Construction and Industrial Operations' revenues increased $15,172,000 to $151,779,000, primarily due to higher volume from an engineering, procurement and construction contract for a cogeneration plant performed by McDermott Engineers & Constructors (Canada) Ltd., and activities in this business unit's domestic and Mexican shipyard operations.


JRM's business unit income increased $5,662,000 to $20,304,000, primarily due to higher volume and margins from offshore and engineering activities in the North Sea and higher volume in fabrication and offshore activities in North America. These increases were partially offset by the completion of former Offshore Pipelines, Inc.'s contracts in West Africa last year and lower leasing activity due to the sale of the DB101 and DB102 to the Heeremac joint venture in March 1996.

B&W Operations' business unit income decreased $1,410,000 to $1,610,000, primarily due to lower volume on replacement nuclear steam generators for domestic customers and on fabrication and erection of fossil fuel steam and environmental control systems, and lower margins on plant enhancement projects. These decreases were partially offset by improved margins on the repair and alteration of existing fossil fuel steam systems and lower sales and marketing expenses.

Engineering, Construction and Industrial Operations' business unit loss increased $1,103,000 to a loss of $5,766,000, primarily due to contract cost overruns on the engineering, procurement and construction contract for a cogeneration plant. This was partially offset by higher volume and margins from activities in this unit's domestic and Mexican shipyard operations.

JRM's equity in income of investees increased $2,196,000 to income of $1,298,000 from a loss of $898,000, primarily due to improved results of a Mexican joint venture. This increase was partially offset by lower results from the HeereMac and McDermott-ETPM West, Inc. joint ventures. The revenues of these two unconsolidated joint ventures declined from $191,919,000 to $171,353,000, primarily in the Far East and West Africa, partially offset by increased volume in the North Sea and North America. The equity income from these two joint ventures declined from $3,982,000 to a loss of $1,205,000 as a result of the lower volume and foreign currency transaction losses in the current period. There was also higher interest expense on debt issued by the HeereMac joint venture to finance the purchase of major marine vessels it had been chartering, including JRM's DB101 and DB102. Equity income in the current period also includes income of $2,145,000 from the amortization of the deferred gain resulting from the sale of the DB101 and DB102 to the HeereMac joint venture.

B&W Operations' equity in income of investees decreased $30,955,000 to $3,128,000. This represents the results of approximately 15 active joint ventures. The decrease is almost entirely due to a nonrecurring equity income gain of $30,612,000 resulting from the sale of power purchase contracts back to a local utility in June 1995.

Interest income decreased $930,000 to $10,329,000, primarily due to decreases in investments in government obligations and other investments. This decrease was partially offset by increases due to interest on the promissory note of $105,000,000 received as part of the consideration from the sale of the DB101 and DB102 to the HeereMac joint venture.

Interest expense decreased $1,810,000 to $19,728,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $5,827,000 to $9,457,000, primarily due to minority shareholder participation in the improved operating results of JRM and the McDermott-ETPM East joint venture.

Other-net expense decreased $2,287,000 to $137,000, primarily due to lower bank fees and discounts on the sale of certain accounts receivable.

The provision for income taxes decreased $13,111,000 from a provision of $12,877,000 to a benefit of $234,000, while income before provision for income taxes decreased $29,767,000 from income of $21,709,000 to a loss of $8,058,000. The decrease in the provision for income taxes is due primarily to a decrease in earnings. In addition, McDermott International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts
in the effective tax rate.    As a result of these factors, the benefit from
income taxes was 3% of the pretax loss for the three months ended June 30, 1996 compared to a provision for income taxes of 59% of pretax income for the three months ended June 30, 1995.

Net income decreased $16,656,000 from income of $8,832,000 to a loss of $7,824,000 reflecting the items mentioned above.

Backlog                                                                     6/30/96                3/31/96
- -------                                                                     -------                -------
                                                                                   (In thousands)
Business Unit Backlog:

J. Ray McDermott, S.A.                                                 $     1,166,591         $      977,896
B&W Operations                                                               2,292,803              2,164,507
Engineering, Construction
  and Industrial Operations                                                    357,079                317,401
Other (including Transfer Eliminations)                                        (49,619)               (60,408)
- -------------------------------------------------------------------------------------------------------------

  TOTAL BACKLOG                                                        $     3,766,854         $    3,399,396
=============================================================================================================



In general, McDermott International's business units are capital intensive and rely on large contracts for a substantial amount of their revenues.

JRM's consolidated backlog increased to $1,166,591,000 at June 30, 1996 from $977,896,000 at March 31, 1996, and backlog relating to contracts to be performed by JRM's unconsolidated joint ventures (not included above) increased to $1,632,000,000 at June 30, 1996 from $1,374,000,000 at March 31, 1996. JRM believes its markets are beginning to emerge from the difficult competitive environment that has put pressure on margins in recent years.

B&W Operations' backlog at June 30, 1996 was $2,292,803,000 compared to $2,164,507,000 at March 31, 1996. At June 30, 1996 this business unit's backlog with the U. S. Government was $730,778,000 (of which $57,339,000 had not been funded) and included orders for nuclear fuel assemblies and reactor components for the U.S. Navy. This business unit's foreign markets for industrial and utility boilers remain strong and the U. S. market for replacement nuclear steam generators is expected to continue to make significant contributions to operating income in the foreseeable future. However, domestic utility markets remain weak.

Engineering, Construction and Industrial Operations' backlog at June 30, 1996 was $357,079,000, compared to $317,401,000 at March 31, 1996, and included a four year backlog for the construction of hopper barges at its domestic shipyard. At June 30, 1996 this business unit's backlog with the U.S. Government was $47,982,000 (of which $3,143,000 had not been funded).

Liquidity and Capital Resources

Unless the context otherwise requires, hereinafter the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and the Delaware Company's consolidated subsidiaries, which include The Babcock & Wilcox Company ("B&W"); and "McDermott International" will be used to mean the consolidated enterprise.

During the three months ended June 30, 1996, McDermott International's cash and cash equivalents decreased $49,184,000 to $189,479,000 and total debt increased $118,416,000 to $928,930,000 due to the increase in short-term borrowings of $132,055,000. During this period, McDermott International used cash of $119,243,000 in operating activities; $35,508,000 for additions to property, plant and equipment; $15,669,000 for dividends on International's common and preferred stock; and $12,735,000 for repayment of long-term debt.

Higher accounts receivable are primarily due to the timing of the collection of contract billings by North American operations and on the Foinaven contract. Lower accrued liabilities include decreases in accrued Foinaven contract costs while decreases in accounts payable on Canadian contracts were offset by increases related to the Foinaven contract, which is nearing completion.

Pursuant to an agreement with a majority of its principal insurers, McDermott International negotiates and settles products liability asbestos claims from
non-employees and bills these amounts to the appropriate insurers.   As a
result of collection delays inherent in this process, reimbursement is usually
delayed for three months or more.   While the number of claims received had
declined during the last six months of fiscal year 1996, they have increased during the June 1996 quarter but not to the levels experienced from October
1994 to September 1995.   Management is currently investigating and evaluating
the basis
for this increase in the number of claims. The average amount of these claims (historical average of approximately $5,500 per claim over the last three years) has continued to rise. Claims paid during the quarter ended June 30, 1996 were $37,368,000, of which $33,384,000 has been recovered or is due from
insurers.   At June 30, 1996, receivables of $62,145,000 were due from insurers for reimbursement of settled claims including $20,843,000 due from certain insurers which have refused to reimburse B&W for amounts paid by B&W to settle claims under applicable policies. B&W has filed a lawsuit against these insurers seeking reimbursement of these claims and expects to prevail in this litigation which may continue beyond fiscal year 1997 unless a settlement is reached. B&W will require that any settlement include all amounts billed to date and any future payments up to full policy limits. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays (including the lawsuit mentioned above) and the amount of claims paid for which insurance recovery is not probable have not had a material adverse effect on McDermott International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment increased $10,230,000 to $35,508,000 for the three months ended June 30, 1996, as compared with the same period last year. In addition to maintaining existing facilities and equipment, these expenditures included approximately $4,000,000 for the purchase of a cable lay vessel and $4,370,000 for the installation of a new system to lay fiber optic cable on this vessel which operates in the North Sea and $5,913,000 to upgrade a marine barge operating in the Gulf of Mexico. McDermott International is committed to make additional expenditures of approximately

$10,000,000 on the cable lay vessel.

At June 30 and March 31, 1996, B&W had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $130,000,000 and $107,000,000, respectively, under the terms of an agreement with a U.S. bank. The maximum sales limit available under the agreement, which is renewed annually, is $140,000,000. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not greater than the maximum sales limit available) from time to time, and B&W expects to reduce the amount of receivables sold by approximately $40,000,000 by August 15, 1996.

At June 30 and March 31, 1996, International and its subsidiaries, had available to them various uncommitted short-term lines of credit from banks totaling $442,656,000 and $439,610,000, respectively. Borrowings against these lines of credit at June 30 and March 31, 1996 were $331,112,000 and
$149,067,000, respectively.   In addition, B&W had available to it a
$150,000,000 unsecured and committed revolving line of credit facility. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements. At June 30, 1996 there were no borrowings outstanding against this facility, while at March 31, 1996 there were borrowings of $50,000,000 outstanding. JRM also has an unsecured and committed revolving credit facility on which no borrowings were outstanding at June 30 or March 31, 1996. The maximum amount available is $150,000,000 but is subject to certain limits (approximately $120,000,000 was available at June 30, 1996) as a result of an incremental borrowing capacity covenant in this agreement. In addition, JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1996, approximately $15,000,000 of JRM's net assets were not subject to this restriction.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1996, substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on International's liquidity.

McDermott International maintains an investment portfolio of government obligations and other investments. The fair value of short-term investments and the long-term portfolio at June 30, 1996 was $240,204,000. At June 30, 1996, approximately $126,335,000 fair value of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

Working capital decreased $44,073,000 from $331,986,000 at March 31, 1996 to $287,913,000 at June 30, 1996. On July 25, 1996, JRM issued $250,000,000 principal amount of 9.375% Senior Subordinated Notes and received net proceeds of $244,375,000 which were used primarily to repay intercompany indebtedness (including interest) of approximately $239,000,000 owed to International. On July 31, 1996, McDermott International used $50,000,000 of the proceeds to reduce short-term debt and invested the remainder of the proceeds in its investment portfolio. During the remainder of fiscal year 1997, McDermott International expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, sales of non-strategic assets and borrowings under its short-term lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott International's liquidity or capital resources. During July 1996, the sale of certain equipment to the HeereMac joint venture was completed. Prior to this sale, JRM had received $30,000,000 as a deposit in March 1996.

McDermott International has provided a valuation allowance for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences, and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. A major uncertainty that affects the ultimate realization of deferred tax assets is the possibility of declines in value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

New Accounting Standards

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans. McDermott International has finalized its review of the provisions of this statement and has decided to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and make the pro forma information disclosures required under the new standard.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for fiscal years beginning after December 1996. SFAS No. 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. McDermott International has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

                                    PART II

                         McDERMOTT INTERNATIONAL, INC.

                               OTHER  INFORMATION



No information is applicable to Part II for the current quarter, except as noted below:


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibit 11 - Calculation of Earnings (Loss) Per Common and Common Equivalent Share

              (b)  Reports on Form 8-K

                   There were no current reports on Form 8-K filed during the three months ended June 30, 1996.

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

                                            McDERMOTT INTERNATIONAL, INC.
                                            -----------------------------
                                                   (REGISTRANT)





                                      By: /s/ Daniel R. Gaubert
                                          --------------------------------------
                                                      (SIGNATURE)


                                           Daniel R. Gaubert
                                           Vice President, Finance
                                           and Controller

August 6, 1996

                                 EXHIBIT INDEX


Exhibit            Description
   11         Calculation of Earnings per Common and Common Equivalent Share

   27         Financial Data Schedule