Form 10-Q
period 1996-09-30
MCDERMOTT INTERNATIONAL INC
filed 1996-11-12
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                        McDERMOTT INTERNATIONAL, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     REPUBLIC OF PANAMA                               72-0593134
--------------------------------------------------------------------------------
     (State or other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation of Organization)

     1450 Poydras Street, New Orleans, Louisiana              70112-6050
-------------------------------------------------------------------------------
       (Address of Principal Executive Office)                (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-5400
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]  No  [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of October 25, 1996 was 54,841,403.

            M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

                        I N D E X  -  F O R M   1 0 - Q
                       ---------------------------------


                                                                                           PAGE
                                                                                           ----
PART I - FINANCIAL INFORMATION
------------------------------

  Item 1 - Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheet
      September 30, 1996 and March 31, 1996                                                  4

    Condensed Consolidated Statement of Income (Loss)
      Three and Six Months Ended September 30, 1996 and 1995                                 6

    Condensed Consolidated Statement of Cash Flows
      Six Months Ended September 30, 1996 and 1995                                           7

    Notes to Condensed Consolidated Financial Statements                                     9

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                    12


PART II - OTHER INFORMATION
---------------------------

  Item 4 - Submission of Matters to a Vote of Security Holders                              26

  Item 6 - Exhibits and Reports on Form 8-K                                                 27

SIGNATURES                                                                                  28

Exhibit 11 - Calculation of Earnings (Loss) Per
                  Common and Common Equivalent Share                                        30

Exhibit 27 - Financial Data Schedule                                                        31


                                    PART I

                        McDERMOTT INTERNATIONAL,  INC.



                             FINANCIAL INFORMATION
                             ---------------------



  Item 1.  Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996

ASSETS                                                 9/30/96     3/31/96
                                                      --------    --------
                                                    (Unaudited)
                                                          (In thousands)
Current Assets:
 Cash and cash equivalents                         $   255,927  $  238,663
 Accounts receivable - trade                           513,230     457,049
 Accounts receivable - unconsolidated affiliates        38,816      57,691
 Accounts receivable - other                           172,527     162,335
 Insurance recoverable - current                       199,489     116,280
 Contracts in progress                                 493,555     457,265
 Inventories                                            74,078      77,592
 Deferred income taxes                                  78,446      93,104
 Other current assets                                   48,414      64,559
--------------------------------------------------------------------------
     Total Current Assets                            1,874,482   1,724,538
--------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:              1,883,573   1,890,103
 Less accumulated depreciation                       1,205,691   1,199,416
--------------------------------------------------------------------------

     Net Property, Plant and Equipment                 677,882     690,687
--------------------------------------------------------------------------

Investments:
  Government obligations                               283,942     132,674
  Other investments                                    145,887     109,352
--------------------------------------------------------------------------

     Total Investments                                 429,829     242,026
--------------------------------------------------------------------------

Insurance Recoverable                                  451,114     606,963
--------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $142,571,000 at September 30, 1996
 and $126,882,000 at March 31, 1996                    447,503     460,058
--------------------------------------------------------------------------

Prepaid Pension Costs                                  293,125     283,656
--------------------------------------------------------------------------

Other Assets                                           387,245     379,323
--------------------------------------------------------------------------

  TOTAL                                            $ 4,561,180  $4,387,251
==========================================================================

See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       9/30/96     3/31/96
                                                      --------    --------
                                                     (Unaudited)
                                                           (In thousands)
Current Liabilities:
 Notes payable and current
    maturities of long-term debt                   $   471,619  $  234,258
 Accounts payable                                      264,247     264,930
 Environmental and products liabilities - current      261,192     161,062
 Accrued employee benefits                              99,988      98,159
 Advance billings on contracts                         205,851     187,378
 Other current liabilities                             368,393     446,765
 -------------------------------------------------------------------------

     Total Current Liabilities                       1,671,290   1,392,552
--------------------------------------------------------------------------

Long-Term Debt                                         694,001     576,256
--------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation          403,174     401,321
--------------------------------------------------------------------------

Environmental and Products Liabilities                 538,864     721,740
--------------------------------------------------------------------------

Other Liabilities                                      272,314     268,975
--------------------------------------------------------------------------

Contingencies
--------------------------------------------------------------------------

Minority Interest:
  Subsidiary's preferred stocks                        173,301     173,301
  Other minority interest                              171,079     168,586
--------------------------------------------------------------------------

     Total Minority Interest                           344,380     341,887
--------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 Series C $2.875 cumulative
   convertible, par value $1.00 per share,
   (liquidation preference $143,750,000)                 2,875       2,875
  Common stock, par value $1.00 per share,
   authorized 150,000,000 shares; outstanding
   54,741,403 at September 30, 1996 and
   54,435,823 at March 31, 1996                         54,741      54,436
  Capital in excess of par value                       956,227     949,022
  Deficit                                             (342,693)   (290,968)
  Minimum pension liability                             (1,428)     (1,428)
  Net unrealized loss on investments                    (2,418)     (1,875)
  Currency translation adjustments                     (30,147)    (27,542)
--------------------------------------------------------------------------
     Total Stockholders' Equity                        637,157     684,520
--------------------------------------------------------------------------
   TOTAL                                           $ 4,561,180  $4,387,251
==========================================================================

                         McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                               SEPTEMBER 30, 1996

                                                   THREE                      SIX
                                                MONTHS ENDED              MONTHS ENDED
                                          9/30/96        9/30/95     9/30/96        9/30/95
                                         ---------      ---------   ----------     ----------
                                                                (Unaudited)
                                                              (In thousands)
Revenues                                $ 806,898       $ 813,307   $1,681,030     $1,630,567
----------------------------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding
  depreciation and amortization)          723,083         686,460    1,492,351      1,397,108
 Depreciation and amortization             38,259          36,660       72,114         70,772
 Selling, general and
  administrative expenses                  60,898          68,168      123,981        135,019
 ---------------------------------------------------------------------------------------------
                                          822,240         791,288    1,688,446      1,602,899
----------------------------------------------------------------------------------------------
Operating Income (Loss) before Equity
  in Income (Loss) of Investees           (15,342)         22,019       (7,416)        27,668

Equity in Income (Loss) of Investees       23,864             (15)      28,308         33,164
----------------------------------------------------------------------------------------------

 Operating Income                           8,522          22,004       20,892         60,832
----------------------------------------------------------------------------------------------
Other Income (Expense):
 Interest income                            9,522           8,431       19,851         19,690
 Interest expense                         (23,758)        (21,376)     (43,486)       (42,914)
 Minority interest                         (5,383)         (5,516)     (14,840)        (9,146)
 Other-net                                  4,124           1,437        2,552         (1,773)
----------------------------------------------------------------------------------------------

                                          (15,495)        (17,024)     (35,923)       (34,143)
----------------------------------------------------------------------------------------------
Income (Loss) before Provision for
 (Benefit from) Income Taxes               (6,973)          4,980      (15,031)        26,689

Provision for (Benefit from)
 Income Taxes                               5,457          (4,074)       5,223          8,803
----------------------------------------------------------------------------------------------

Net Income (Loss)                       $ (12,430)      $   9,054   $  (20,254)    $   17,886
==============================================================================================
Net Income (Loss) Applicable to
 Common Stock (after Preferred
 Stock Dividends)                       $ (14,497)      $   6,987   $  (24,387)    $   13,753
==============================================================================================
Net Income (Loss) per Common and
 Common Equivalent Share
 (Primary and Fully Diluted)            $   (0.27)      $    0.13   $    (0.45)    $     0.25
==============================================================================================
Weighted Average Number of Common
 and Common Equivalent Shares
 Outstanding                           54,694,402      54,359,639   54,603,746     54,386,373
==============================================================================================
Cash Dividends:
 Per common share                       $    0.25       $    0.25   $     0.50     $     0.50
 Per preferred share                    $    0.72       $    0.72   $     1.44     $     1.44
==============================================================================================

See  accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        SIX MONTHS ENDED
                                                       9/30/96   9/30/95
                                                       -------   -------
                                                          (Unaudited)
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                  $   (20,254) $ 17,886
-------------------------------------------------------------------------

Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                         72,114    70,772
  Equity in income of investees,
   less dividends                                      (21,703)   15,431
  Provision for (benefit from) deferred taxes            7,576    (1,719)
  Other                                                (10,266)   (4,899)
  Changes in assets and liabilities:
    Accounts receivable                                (45,829) (103,538)
    Net contracts in progress and advance billings     (18,651)  (89,911)
    Accounts payable                                    (2,279)   (6,089)
    Accrued and other current  liabilities             (50,012)  (57,990)
    Other, net                                          43,643   (28,110)
Proceeds from insurance for products liabilities claims 55,395    49,305
Payments of products liabilities claims                (79,859)  (74,112)
-------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                  (70,125) (212,974)
-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition                                                -      (6,527)
Proceeds from sale and disposal of assets               20,141    17,908
Purchases of property, plant and equipment             (59,158)  (38,666)
Investment in asset held for lease                         -      (9,802)
Purchases of investments                              (255,970) (304,920)
Sales and maturities of  investments                    68,486   652,904
Investments in equity investees                        (10,267)   (4,609)
-------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (236,768)  306,288
-------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        SIX MONTHS ENDED
                                                       9/30/96   9/30/95
                                                      --------  --------
                                                          (Unaudited)
                                                        (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                          $   (15,238) $(163,047)
Issuance of long-term debt                             244,375     13,240
Increase in short-term borrowing                       127,236    108,304
Dividends paid                                         (31,394)   (31,142)
Other                                                     (887)       979
--------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    324,092    (71,666)
--------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                    65         (3)
--------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               17,264     21,645
--------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       238,663     85,909
--------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   255,927  $ 107,554
==========================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)              $    39,058  $  47,175
 Income taxes (net of refunds)                     $    15,084  $  29,934
==========================================================================

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION

McDermott International, Inc. is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. Unless the context otherwise requires, hereinafter, "International" will be used to mean the consolidated enterprise.

The accompanying unaudited condensed consolidated financial statements are presented in U. S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for an asset impairment loss ($4,742,000, net of tax of $2,553,000, or $0.09 per share) included in the three and six months ended September 30, 1996; a favorable insurance adjustment ($12,000,000 or $0.22 per share) in the three and six months ended September 30, 1995; a gain resulting from the sale of two power purchase contracts ($20,047,000, net of tax of $10,565,000, or $0.37 per share) included in the six months ended September 30, 1995. Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 1996. Operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in International's, annual report on Form 10-K for the year ended March 31, 1996.

NOTE 2 - PRODUCTS LIABILITY

At September 30, 1996, the estimated liability for pending and future non-employee products liability asbestos claims was $764,127,000 (of which approximately $220,000,000 had been asserted) and estimated insurance recoveries were $650,603,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.


NOTE 3 - INVENTORIES

Consolidated inventories at September 30, 1996 and March 31, 1996 are summarized below:

                                                September 30,   March 31,
                                                    1996           1996
                                                -------------   ----------
                                                  (Unaudited)
                                                      (In thousands)
Raw Materials and Supplies                       $    48,830  $  47,457
Work in Progress                                      18,432     17,305
Finished Goods                                         6,816     12,830
--------------------------------------------------------------------------
                                                 $    74,078  $  77,592
==========================================================================

NOTE 4 - SUMMARIZED INCOME STATEMENT INFORMATION OF AFFILIATES

The combined financial results of two of JRM's joint ventures, HeereMac and McDermott-ETPM West, Inc., which are accounted for using the equity method, are summarized below. These ventures were significant (as defined by applicable Securities and Exchange Commission regulations) in fiscal year 1996.


                                                   THREE                      SIX
                                                MONTHS ENDED              MONTHS ENDED
                                          9/30/96        9/30/95     9/30/96        9/30/95
                                          -------        -------     --------       -------
                                                                (Unaudited)
                                                              (In thousands)

Revenues                                $ 214,404       $126,104    $  385,757     $   318,023
----------------------------------------------------------------------------------------------
Operating Income (Loss)                 $  42,141       $ (1,274)   $   64,860     $     4,338
----------------------------------------------------------------------------------------------
Income (Loss) before Income Taxes       $  45,542       $   (200)   $   46,255     $    10,011
Provision for (Benefit from) Income Taxes   2,439         (1,355)        4,413             318
----------------------------------------------------------------------------------------------
Net Income                              $  43,103       $  1,155    $   41,842     $     9,693
==============================================================================================
Equity in Net Income                    $  20,561       $    891    $   19,356     $     4,873
==============================================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

McDermott International, Inc. is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. Unless the context otherwise requires, hereinafter "International" will be used to mean the consolidated enterprise. A significant portion of International's revenues and operating results are derived from its foreign operations. As a result, International's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. International attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that International is unable to match the foreign currency receipts and disbursements related to its contracts, it enters into forward exchange contracts to hedge foreign currency transactions, which reduce the impact of foreign exchange rate movements on operating results.

Management's discussion of revenues and operating income is presented on a business unit basis as follows: the JRM business unit (includes the results of operations of the marine construction services business); the B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups); and the Industrial Operations business unit (includes Engineering and Construction operations, barge construction, ship repair and other industrial operations). Other business unit revenues include combining adjustments and eliminations resulting from inter-business unit contracts.
Other business unit income (loss) includes certain adjustments which are not allocated to the business units, including retiree benefit and legal costs as well as the impact of combining adjustments on margins of inter-business unit contracts. Business unit revenue and income (loss) for the three and six months ended September 30, 1995 have been restated to reflect the reclassification of certain operations to B&W Operations from the Industrial Operations business unit; the allocation of certain expenses to the B&W Operations and the Industrial Operations business units from Other; the allocation of certain expenses from Business Unit Income (Loss) to Corporate General & Administrative Expense; and to include gains and losses on asset sales and disposals to conform with the presentation at September 30, 1996.


                                                   THREE                      SIX
                                                MONTHS ENDED              MONTHS ENDED
                                           9/30/96        9/30/95     9/30/96        9/30/95
                                          --------       --------   ----------     ----------
                                                                (Unaudited)
                                                              (In thousands)
REVENUES
J. Ray McDermott, S.A.                  $   368,708     $ 359,503   $  758,305     $  671,662
B&W Operations                              350,429       333,652      696,058        711,648
Industrial Operations                       117,132       128,780      269,579        265,411
Other (including Transfer Eliminations)     (29,371)       (8,628)     (42,912)       (18,154)
----------------------------------------------------------------------------------------------
 TOTAL REVENUES                         $   806,898     $ 813,307   $1,681,030     $1,630,567
==============================================================================================

OPERATING INCOME

Business Unit Income (Loss):

  J. Ray McDermott, S.A.                $     7,852     $  25,608   $   29,500     $   41,552
  B&W Operations                             11,220        (1,898)      13,084          1,528
  Industrial Operations                     (10,346)       (4,559)     (15,444)        (9,198)
  Other                                     (12,645)       11,558      (13,654)        10,483
----------------------------------------------------------------------------------------------

 TOTAL BUSINESS UNIT
  INCOME (LOSS)                              (3,919)       30,709       13,486         44,365
----------------------------------------------------------------------------------------------

Equity in Income (Loss) of Investees:

  J. Ray McDermott, S.A.                     22,853        (1,903)      24,151         (2,801)
  B&W Operations                              1,145         1,758        4,273         35,841
  Industrial Operations                        (134)          130         (116)           124
----------------------------------------------------------------------------------------------

TOTAL EQUITY IN INCOME (LOSS)
  OF INVESTEES                               23,864           (15)      28,308         33,164
----------------------------------------------------------------------------------------------

Corporate General & Administrative
   Expense                                  (11,423)       (8,690)     (20,902)       (16,697)
----------------------------------------------------------------------------------------------

 TOTAL OPERATING INCOME                 $     8,522     $  22,004   $   20,892     $   60,832
==============================================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995


JRM's revenues increased $9,205,000 to $368,708,000, primarily due to higher volume in North America, partially offset by lower activities in the North Sea and lower leasing activities due to the sale of the DB101 and DB102 to the HeereMac joint venture.

B&W Operations' revenues increased $16,777,000 to $350,429,000, primarily due to higher revenues from the Power Generation Group's repair and alteration of existing fossil fuel steam systems, plant enhancement projects, and replacement nuclear steam generators for domestic customers manufactured at B&W's Cambridge, Ontario location. In addition, the Government Group's commercial nuclear environmental services had higher revenues. These increases were partially offset by lower volume from fabrication and erection of fossil fuel steam and environmental control systems and Canadian nuclear services.

Industrial Operations' revenues decreased $11,648,000 to $117,132,000, primarily due to lower revenues from engineering and construction activities from this business unit's Canadian and domestic operations. These decreases were partially offset by higher barge construction activities in this business unit's domestic operations and ship repair activities in its Mexican operations.

JRM's business unit income decreased $17,756,000 to $7,852,000, primarily due to lower volume and margins on the Foinaven project, the completion of profitable Offshore Pipelines, Inc. contracts in West Africa last year, lower leasing activities due to the sale of the DB101 and DB102, and lower margins in the Middle East. These decreases were partially offset by higher volume in North America and improved margins in the Far East.

B&W Operations' business unit income increased $13,118,000 from a loss of $1,898,000 to income of $11,220,000, primarily due to the Power Generation Group's higher volume and margins on industrial boilers and replacement nuclear steam generators and improved margins on repair and alteration of existing fossil fuel steam systems. These increases were partially offset by lower volume and margins on fabrication and erection of fossil fuel steam and environmental control systems. In addition, there were higher volume and margins from the Government Group's nuclear fuel assemblies and reactor components for the U. S. Government and from commercial nuclear environmental services. These increases were partially offset by lower volume and margins on other defense and space-related projects (other than nuclear fuel assemblies and reactor components).

Industrial Operations' business unit loss increased $5,787,000 to $10,346,000, primarily due to cost overruns on the engineering, procurement and construction contract for a cogeneration plant and cost overruns on domestic barge construction operations.

Other business unit income decreased $24,203,000 from income of $11,558,000 to a loss of $12,645,000, primarily due to a favorable insurance adjustment of $12,000,000 in the prior period and an asset impairment loss of $7,295,000 in the current period.

JRM's equity in income (loss) of investees increased $24,756,000 from a loss of $1,903,000 to income of $22,853,000, primarily due to the improved operating
results from the HeereMac joint venture.   The revenues of the HeereMac and the
McDermott-ETPM West, Inc. joint ventures increased from $126,104,000 to $214,404,000 primarily due to increased volume in the North Sea and North America, partially offset by decreased volume in the Far East and West Africa. Equity in income of investees from these two joint ventures increased from $891,000 to $20,561,000 primarily as a result of higher volume and margins and foreign currency transaction gains. There was also higher interest expense as a result of debt issued by the HeereMac joint venture to finance the purchase of major marine vessels it had been chartering, including JRM's DB101 and DB102. Equity in income of investees in the current period also includes income of $2,168,000 from the amortization of the deferred gain resulting from the sale of the DB101 and DB102.

Interest income increased $1,091,000 to $9,522,000, primarily due to interest on the promissory note of $105,000,000 received as part of the consideration from the sale of the DB101 and DB102.

Interest expense increased $2,382,000 to $23,758,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net increased $2,687,000 to $4,124,000. This increase is primarily due to increases in certain reimbursed financing costs and foreign currency transaction gains in the current period compared to foreign currency transaction losses in the prior period.

The provision for income taxes increased $9,531,000 from a benefit of $4,074,000 to a provision of $5,457,000, while income (loss) before provision for income taxes decreased $11,953,000 from income of $4,980,000 to a loss of $6,973,000. The increase in the provision for income taxes is due in part to a reduction in the provision in the prior period resulting from the reappraisal of tax liabilities in certain foreign tax jurisdictions. In addition, International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 78% of pretax loss for the three months ended September 30, 1996 compared to a benefit from income taxes of 82% of pretax income for the three months ended September 30, 1995.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1996 VS. SIX MONTHS ENDED SEPTEMBER 30, 1995

JRM's revenues increased $86,643,000 to $758,305,000, primarily due to higher volume in North America, partially offset by lower activities in the North Sea and lower leasing activities due to the sale of the DB101 and DB102 to the HeereMac joint venture.

B&W Operations' revenues decreased $15,590,000 to $696,058,000, primarily due to lower revenues from the Power Generation Group's fabrication and erection of fossil fuel steam and environmental control systems, from Canadian nuclear services, and from replacement nuclear steam generators for domestic customers manufactured at B&W's Cambridge, Ontario location. These decreases were partially offset by higher revenues from the repair and alteration of existing fossil fuel steam systems and plant enhancement projects. In addition, the Government Group's commercial nuclear environmental services had higher revenues. These were partially offset by lower revenues from defense and space-related products (other than nuclear fuel assemblies and reactor components).

Industrial Operations' revenues increased $4,168,000 to $269,579,000, primarily due to higher volume from engineering and construction activities in this business unit's Canadian operations and higher barge construction activities in this business unit's domestic operations and ship repair activities in its Mexican operations. These increases were partially offset by lower revenues from engineering and construction activities in this business unit's domestic operations.

JRM's business unit income decreased $12,052,000 to $29,500,000, primarily due to lower volume and margins on the Foinaven project, the completion of profitable Offshore Pipelines, Inc. contracts in West Africa last year and lower leasing activities due to the sale of the DB101 and DB102. These decreases were partially offset by higher volume in North America and improved margins in the Far East.

B&W Operations' business unit income increased $11,556,000 to $13,084,000, primarily due to improved margins on the repair and alteration of existing fossil fuel steam systems and higher volume and margins on industrial boilers. These increases were offset by lower volume and margins on the fabrication and erection of fossil fuel steam and environmental control systems, lower volume on replacement nuclear steam generators for domestic customers and lower margins on plant enhancement projects. In addition, there were higher volume and margins from the Government Group's nuclear fuel assemblies and reactor components for the U. S. Government, and from commercial nuclear environmental services and lower sales and marketing expenses. These increases were partially offset by lower volume and margins from defense and space-related products (other than nuclear fuel assemblies and reactor components).

Industrial Operations' business unit loss increased $6,246,000 to $15,444,000, primarily due to cost overruns on the engineering, procurement and construction contract for a cogeneration plant and cost overruns on domestic barge construction operations.

Other business unit income decreased $24,137,000 from income of $10,483,000 to a loss of $13,654,000, primarily due to a favorable insurance adjustment of $12,000,000 in the prior period and an asset impairment loss of $7,295,000 in the current period.

JRM's equity in income (loss) of investees increased $26,952,000 from a loss of $2,801,000 to income of $24,151,000, primarily due to the improved operating results from the HeereMac joint venture. The revenues of the HeereMac and McDermott-ETPM West, Inc. joint ventures increased from $318,023,000 to $385,757,000 primarily due to increased volume in the North Sea and North America, partially offset by decreased volume in the Far East and West Africa. Equity in income of investees from these two joint ventures increased from $4,873,000 to $19,356,000 primarily as a result of higher volume and margins. There was also higher interest expense as a result of debt issued by the HeereMac joint venture to finance the purchase of major marine vessels it had been chartering, including JRM's DB101 and DB102. Equity in income of investees in the current period also includes income of $4,313,000 from the amortization of the deferred gain resulting from the sale of the DB101 and DB102.

B&W Operations' equity in income of investees decreased $31,568,000 to $4,273,000. This represents the results of approximately fifteen active joint ventures. The decrease is almost entirely due to a nonrecurring equity income gain of $30,612,000 resulting from the sale of power purchase contracts back to a local utility in June 1995.

Interest income increased $161,000 to $19,851,000. This increase is primarily due to interest on the promissory note of $105,000,000 received as part of the consideration from the sale of the DB101 and DB102, offset by a decrease resulting from a reduction in investments in government obligations and other investments.

Interest expense increased $572,000 to $43,486,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $5,694,000 to $14,840,000, primarily due to minority shareholder participation in the improved operating results of JRM and the McDermott-ETPM joint venture.

Other-net increased $4,325,000 from expense of $1,773,000 to income of $2,552,000. This increase is primarily due to increases in certain reimbursed financing costs and lower bank fees and discounts on the sales of certain accounts receivable.

The provision for income taxes decreased $3,580,000 to $5,223,000, while income
(loss) before provision for income taxes decreased from income of $26,689,000 to a loss of $15,031,000. The decrease in the provision for income taxes is primarily due to a decrease in income, offset, in part, due to a reduction in the provision in the prior period resulting from the reappraisal of tax liabilities in certain foreign tax jurisdictions. In addition, International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 35% of pretax loss for the six months ended September 30, 1996 compared to a provision for income taxes of 33% of pretax income for the six months ended September 30, 1995.

Backlog
-------

                                                  9/30/96         3/31/96
                                                  -------         -------
                                                    (In thousands)
Business Unit Backlog:

J. Ray McDermott, S.A.                         $ 1,450,003     $  977,896
B&W Operations                                   2,131,288      2,164,507
Industrial Operations                              340,117        317,401
Other (including Transfer Eliminations)            (25,893)       (60,408)
---------------------------------------------------------------------------
 TOTAL BACKLOG                                 $ 3,895,515     $3,399,396
===========================================================================

In general, International's business units are capital intensive and rely on large contracts for a substantial amount of their revenues.

JRM's consolidated backlog increased to $1,450,003,000 at September 30, 1996 from $977,896,000 at March 31, 1996, and backlog relating to contracts to be performed by JRM's unconsolidated joint ventures (not included above) increased to $1,474,000,000 at September 30, 1996 from $1,374,000,000 at March 31, 1996.
JRM believes its markets are beginning to emerge from the difficult competitive environment that has put pressure on margins in recent years. JRM also believes that these strong markets and increased backlog suggest improving financial results over the longer term. However, in this historically seasonal business, JRM does not expect second half results to be as profitable as in the first half. JRM does expect asset sales in the second half to partially offset the seasonal results.

B&W Operations' backlog at September 30, 1996 was $2,131,288,000 compared to $2,164,507,000 at March 31, 1996. At September 30, 1996 this business unit's backlog with the U.S. Government was $678,141,000 (of which $45,913,000 had not been funded) and included orders for nuclear fuel assemblies and reactor components for the U.S. Navy. This business unit's foreign markets for industrial and utility boilers remain strong and the U. S. market for replacement nuclear steam generators is expected to continue to make significant contributions to operating income in the foreseeable future. However, domestic utility markets remain weak.

Industrial Operations' backlog at September 30, 1996 was $340,117,000, compared to $317,401,000 at March 31, 1996, and included a four year backlog for the construction of hopper barges at its domestic shipyard. At September 30, 1996, this business unit's backlog with the U.S. Government was $45,979,000 (of which $3,094,000 had not been funded).

Liquidity and Capital Resources
-------------------------------

Unless the context otherwise requires, hereinafter the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and the Delaware Company's consolidated subsidiaries, which include The Babcock & Wilcox Company ("B&W").

During the six months ended September 30, 1996, International's cash and cash equivalents increased $17,264,000 to $255,927,000 and total debt increased $355,106,000 to $1,165,620,000 due to increases in short and long-term borrowings of $127,236,000 and $244,375,000 (which includes the issuance of JRM's 9.375% Senior Subordinated Notes), respectively. During this period, International used cash of $70,125,000 in operating activities; $59,158,000 for additions to property, plant and equipment; $187,484,000, net, for purchases of investments; $31,394,000 for dividends on International's common and preferred stock; and $15,238,000 for repayment of long-term debt and received cash proceeds of $20,141,000 from the sale and disposal of assets.

Pursuant to an agreement with a majority of its principal insurers, International negotiates and settles products liability asbestos claims from
non-employees and bills these amounts to the appropriate insurers.   As a result
of collection delays inherent in this process, reimbursement is usually delayed for three months or more. While the number of claims received had declined during the last six months of fiscal year 1996, they have increased during the first six months of fiscal year 1997 but not to the levels experienced from October 1994 to September 1995. Management is currently investigating and evaluating the basis for this increase in the number of claims. The average amount of these claims (historical average of approximately $5,500 per claim over the last three years) has continued to rise. Claims paid during the six months ended September 30, 1996 were $79,861,000, of which $71,790,000 has been recovered or is due from insurers. At September 30, 1996, receivables of $79,618,000 were due from insurers for reimbursement of settled claims including $17,059,000 due from certain insurers which have refused to reimburse B&W for amounts paid by B&W to settle claims under applicable policies. B&W has filed a lawsuit against these insurers seeking reimbursement of these claims and expects to prevail in this litigation which may continue beyond fiscal year 1997 unless a settlement is reached. B&W will require that any settlement reimburse B&W for all amounts billed to date and any future payments up to full policy limits. The increase in amounts classified current for products liability asbestos claims and insurance recoverable at September 30, 1996 reflects management's intention to reduce the level of unpaid asserted claims over the next several quarters subject to insurers' concurrence. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled.

Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays (including the lawsuit mentioned above), and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect on International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment increased $20,492,000 to $59,158,000 for the six months ended September 30, 1996 compared with the same period last year. In addition to maintaining existing facilities and equipment, these expenditures included $4,887,000 for the purchase of a cable lay vessel and modifications thereon which operates in the North Sea; $4,167,000 for cable lay equipment, which includes a deep bury plow used in the installation of fiber optic cable; and $9,613,000 to upgrade a marine barge operating in the Gulf of Mexico.

At September 30, and March 31, 1996, B&W had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $87,000,000 and $107,000,000, respectively, under the terms of an
agreement with a U.S. bank.   The maximum sales limit available under the
agreement, which is renewed annually, is $140,000,000. Depending on the amount of qualified accounts receivable available for the pool the amount sold to the bank can vary (but not greater than the maximum sales limit available) from time to time.

At September 30, and March 31, 1996, International had available to it various uncommitted short-term lines of credit totaling $433,807,000 and $439,610,000, respectively. Borrowings against these lines of credit at September 30 and March 31, 1996 were $252,175,000 and $149,067,000, respectively. In addition, B&W had available to it a $150,000,000 unsecured and committed revolving credit facility. Borrowings against this facility at September 30 and March 31, 1996 were $75,000,000 and $50,000,000, respectively. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet or exceed certain covenant requirements. JRM also had an unsecured and committed revolving credit facility which contains a debt to capitalization covenant which limit's its incremental borrowing capacity to
$2,600,000 at September 30, 1996.    There were no borrowings outstanding on
this facility at September 30 or March 31, 1996. While JRM has various committed short-term lines of credit with limits in excess of current borrowings ($43,559,000 at September 30, 1996), borrowings against these short-term lines is also limited to an additional $2,600,000. This limitation is not expected to impact the liquidity of JRM, primarily because of the availability of
$137,842,000 in cash and cash equivalents.   In addition, JRM is restricted, as
a result of the consolidated tangible net worth covenant in this agreement, to pay cash dividends to its public shareholders or to transfer funds through cash dividends or through unsecured loans or investments to McDermott International,
Inc. and its subsidiaries.    At September 30, 1996, approximately $23,000,000
of JRM's net assets were not subject to this restriction.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to McDermott International, Inc. and its subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 1996, substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on McDermott International Inc.'s liquidity.

International maintains an investment portfolio of government obligations and other investments. The fair value of short-term investments and the long-term portfolio at September 30, 1996 was $432,253,000. At September 30, 1996, approximately $115,494,000 fair value of these investments were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

Working capital decreased $128,794,000 from $331,986,000 at March 31, 1996 to $203,192,000 at September 30, 1996 due in part to the current classification of JRM's 12.875% Guaranteed Senior Notes as JRM plans to call the Notes for redemption in the second quarter of fiscal year 1998. During the September quarter, JRM issued $250,000,000 principal amount of 9.375% Senior Subordinated Notes due 2006 and received net proceeds of $244,375,000 which were used primarily to repay intercompany indebtedness (including interest) of approximately $239,000,000 owed to McDermott

International, Inc. McDermott International, Inc. used $50,000,000 of the proceeds to reduce short-term debt and invested the remainder of the proceeds in its investment portfolio. During the remainder of fiscal year 1997, International expects to obtain funds to meet working capital, capital expenditure and debt maturity requirements from operating activities, sales of non-strategic assets and borrowings under its short-term lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact International's liquidity or capital resources. Also during the September quarter, the sale of certain equipment to the HeereMac joint venture was completed. Prior to this sale, JRM had received $30,000,000 as a deposit in March 1996.

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

On October 7, 1996, McDermott International, Inc. announced that its board of directors has directed management to begin to implement a series of steps to improve International's financial and operating performance. Management has been directed to focus International on its core business lines and dispose of non-core businesses and underperforming assets. Core business lines include the power generation and government operations of B&W and the marine construction operations of JRM. Management was also directed to realign the operations of B&W's Power Generation Group consistent with the current demands of the worldwide power generation market. This is expected to include the rationalization of manufacturing overcapacity and continued reduction in personnel. Finally, management was directed to continue efforts to reduce personnel and other costs at the operating and corporate headquarters of both International and JRM. Although business and asset disposal plans associated with this directive have not been finalized, it is anticipated that these disposals will negatively impact near-term operating results, while having a positive long-term impact on operations. It is also anticipated that these disposals will have a positive impact on liquidity, both upon disposition and long-term.

At the November 7, 1996 Board of Directors Meeting, McDermott International, Inc.'s quarterly dividend on its common stock was reduced from $0.25 per share to $0.05 per share.

New Accounting Standard
-----------------------

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transactions occurring after December 31, 1996. SFAS No. 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. International has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

                                    PART II

                         MCDERMOTT INTERNATIONAL, INC.

                               OTHER INFORMATION
                               -----------------

No information is applicable to Part II for the current quarter, except as noted below:

Item 4. Submission of Matters to a Vote of Security Holders

 At the Annual Meeting of Stockholders held on August 6, 1996, the following matters were submitted to McDermott International, Inc.'s ("International") stockholders with voting as follows:

   (a) The election of four directors to Class II of the Board for a three year term:

            Nominee              Votes For       Votes Withheld
            -------              ---------       --------------
        Theodore H. Black        46,350,376         721,771
        John  F. Bookout         46,601,814         470,333
        J. Howard Macdonald      46,612,686         459,461
        William McCollam, Jr.    46,611,069         461,078

   Messrs. Thomas D. Barrow, Philip J. Burguieres, Brock A. Hattox, John W. Johnstone, Jr., James L. Dutt, Robert E. Howson and John N. Turner also continued as directors immediately after the meeting, subsequent to which Mr. Hattox resigned and the Board appointed Richard E. Woolbert as a director effective September 19, 1996.

   (b) a proposal to approve International's 1996 Officer Long-Term Incentive
       Plan:  31,937,551 votes for, 14,349,585 votes against and 785,011 abstentions, with broker non-votes not applicable.

   (c) A proposal to retain Ernst & Young LLP as International's independent auditors for the fiscal year ending March 31, 1997: 46,947,353 votes for, 67,320 votes against and 57,474 abstentions, with broker non-votes not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             11 - Calculation of Earnings (Loss) Per Common and Common
                  Equivalent Share

             27 - Financial Data Schedule

        (b)  Reports on Form 8-K

             There were no current reports on Form 8-K filed during the three months ended September 30, 1996.



Signatures

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            McDERMOTT INTERNATIONAL, INC.




Date: November 11, 1996                 By: /s/ Daniel R. Gaubert
                                           -------------------------------
                                                   (SIGNATURE)


                                           Daniel R. Gaubert
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer and Duly Authorized
                                             Representative)

                                 EXHIBIT INDEX

Exhibit    Description

 11        Calculation of Earnings (Loss) per Common and Common Equivalent Share

 27        Financial Data Schedule