Form 10-Q
period 1996-12-31
MCDERMOTT INTERNATIONAL INC
filed 1997-02-07
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                        McDERMOTT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     REPUBLIC OF PANAMA                                  72-0593134
--------------------------------------------------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation of Organization)

1450 Poydras Street, New Orleans, Louisiana              70112-6050
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

                                  Yes [X]   No [ ]


The number of shares of Common Stock, par value $1 per share, outstanding as of January 24, 1997 was 54,924,752.

            M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

                        I N D E X  -  F O R M   1 0 - Q
                      -------------------------------------



                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION
------------------------------

 Item 1 - Condensed Consolidated Financial Statements

   Condensed Consolidated Balance Sheet
    December 31, 1996 and March 31, 1996                                   4

   Condensed Consolidated Statement of Income (Loss)
    Three and Nine Months Ended December 31, 1996 and 1995                 6

   Condensed Consolidated Statement of Cash Flows
    Nine Months Ended December 31, 1996 and 1995                           8

   Notes to Condensed Consolidated Financial Statements                   10

 Item 2 -  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  13


PART II - OTHER INFORMATION
---------------------------

 Item 6 - Exhibits and Reports on Form 8-K                                28

SIGNATURES                                                                29

Exhibit 11 - Calculation of Earnings (Loss) Per
                 Common and Common Equivalent Share                       41

Exhibit 27 - Financial Data Schedule                                      42


                                    PART I

                        McDERMOTT INTERNATIONAL,  INC.



                             FINANCIAL INFORMATION
                             ---------------------



    Item 1.  Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996

                                    ASSETS


                                                      12/31/96     3/31/96
                                                     ---------    --------
                                                    (Unaudited)
                                                        (In thousands)
Current Assets:
 Cash and cash equivalents                           $ 291,796    $238,663
 Accounts receivable - trade                           436,360     457,049
 Accounts receivable - unconsolidated affiliates        42,116      57,691
 Accounts receivable - other                           196,890     162,335
 Insurance recoverable - current                       184,237     116,280
 Contracts in progress                                 338,128     457,265
 Inventories                                            73,232      77,592
 Deferred income taxes                                  76,786      93,104
 Other current assets                                   42,944      64,559
--------------------------------------------------------------------------
     Total Current Assets                            1,682,489   1,724,538
--------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:              1,893,285   1,890,103
 Less accumulated depreciation                       1,218,951   1,199,416
--------------------------------------------------------------------------
     Net Property, Plant and Equipment                 674,334     690,687
--------------------------------------------------------------------------
Investments:
 Government obligations                                234,909     132,674
 Other investments                                     142,621     109,352
--------------------------------------------------------------------------
     Total Investments                                 377,530     242,026
--------------------------------------------------------------------------
Insurance Recoverable                                  414,287     606,963
--------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $150,651,000 at December 31, 1996
 and $126,882,000 at March 31, 1996                    440,465     460,058
--------------------------------------------------------------------------
Prepaid Pension Costs                                  297,608     283,656
--------------------------------------------------------------------------
Other Assets                                           362,227     379,323
--------------------------------------------------------------------------
  TOTAL                                             $4,248,940  $4,387,251
==========================================================================

See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       12/31/96         3/31/96
                                                      ---------        --------
                                                     (Unaudited)
                                                           (In thousands)
Current Liabilities:
 Notes payable and current
    maturities of long-term debt                      $ 307,944        $234,258
 Accounts payable                                       224,374         264,930
 Environmental and products liabilities - current       214,913         161,062
 Accrued employee benefits                               94,955          98,159
 Advance billings on contracts                          191,660         187,378
 Other current liabilities                              352,941         446,765
--------------------------------------------------------------------------------
    Total Current Liabilities                         1,386,787       1,392,552
--------------------------------------------------------------------------------
Long-Term Debt                                          680,809         576,256
--------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation           404,502         401,321
--------------------------------------------------------------------------------
Environmental and Products Liabilities                  524,840         721,740
--------------------------------------------------------------------------------
Other Liabilities                                       259,084         268,975
--------------------------------------------------------------------------------
Contingencies
--------------------------------------------------------------------------------
Minority Interest:
 Subsidiary's preferred stocks                          172,183         173,301
 Other minority interest                                176,085         168,586
--------------------------------------------------------------------------------
    Total Minority Interest                             348,268         341,887
--------------------------------------------------------------------------------
Stockholders' Equity:
 Preferred stock, authorized 25,000,000 shares;
  outstanding 2,875,000 Series C $2.875 cumulative
  convertible, par value $1.00 per share,
  (liquidation preference $143,750,000)                   2,875           2,875
 Common stock, par value $1.00 per share,
  authorized 150,000,000 shares; outstanding
  54,824,752 at December 31, 1996 and
  54,435,823 at March 31, 1996                           54,825          54,436
 Capital in excess of par value                         959,908         949,022
 Deficit                                               (330,880)       (290,968)
 Minimum pension liability                               (1,428)         (1,428)
 Net unrealized loss on investments                        (764)         (1,875)
 Currency translation adjustments                       (39,886)        (27,542)
--------------------------------------------------------------------------------
    Total Stockholders' Equity                          644,650         684,520
--------------------------------------------------------------------------------
    TOTAL                                            $4,248,940      $4,387,251
================================================================================

                         McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                               DECEMBER 31, 1996

                                                THREE                       NINE
                                             MONTHS ENDED                MONTHS ENDED
                                       12/31/96        12/31/95     12/31/96       12/31/95
                                      ---------       ---------   ----------     ----------
                                                           (Unaudited)
                                                          (In thousands)
Revenues                              $ 744,700       $ 766,538   $2,418,430     $2,389,768
-------------------------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding
  depreciation and amortization)        640,313         645,048    2,125,368      2,042,156
 Depreciation and amortization           37,097          33,027      109,211        103,799
 Selling, general and
  administrative expenses                59,885          65,831      184,437        200,850
-------------------------------------------------------------------------------------------
                                        737,295         743,906    2,419,016      2,346,805
-------------------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals and
  Impairments - net                      30,853          (2,204)      31,428          5,133
-------------------------------------------------------------------------------------------
Operating Income before Equity
  in Income of Investees                 38,258          20,428       30,842         48,096
Equity in Income of Investees             5,636          14,798       33,944         47,962
-------------------------------------------------------------------------------------------
 Operating Income                        43,894          35,226       64,786         96,058
-------------------------------------------------------------------------------------------
Other Income (Expense):
 Interest income                         14,142           8,155       33,993         27,845
 Interest expense                       (24,514)        (20,993)     (68,000)       (63,907)
 Minority interest                      (11,671)         (6,656)     (26,511)       (15,802)
 Other-net                                  785          (1,629)       3,337         (3,402)
-------------------------------------------------------------------------------------------
                                        (21,258)        (21,123)     (57,181)       (55,266)
-------------------------------------------------------------------------------------------
Income before Provision for
 Income Taxes                            22,636          14,103        7,605         40,792
Provision for Income Taxes                6,017           7,497       11,240         16,300
-------------------------------------------------------------------------------------------
Net Income (Loss)                      $ 16,619        $  6,606     $ (3,635)      $ 24,492
===========================================================================================

                                                                     (CONTINUED)

                                                THREE                       NINE
                                             MONTHS ENDED                MONTHS ENDED
                                       12/31/96        12/31/95     12/31/96       12/31/95
                                      ---------       ---------   ----------     ----------
                                                           (Unaudited)
                                                  (In thousands, except shares
                                                      and per share amounts)
Net Income (Loss) Applicable to
 Common Stock (after Preferred
 Stock Dividends)                     $  14,553       $   4,540   $   (9,834)    $   18,293
===========================================================================================
Net Income (Loss) per Common and
 Common Equivalent Share
 (Primary and Fully Diluted)          $    0.27       $    0.08   $    (0.18)    $     0.34
===========================================================================================
Weighted Average Number of Common
 and Common Equivalent Shares
 Outstanding                         54,810,020      54,328,182   54,659,390     54,366,976
===========================================================================================
Cash Dividends:
 Per common share                     $    0.05       $    0.25   $     0.55     $     0.75
 Per preferred share                  $    0.72       $    0.72   $     2.16     $     2.16
===========================================================================================

See  accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1996

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                           NINE MONTHS ENDED
                                                       12/31/96        12/31/95
                                                       --------        --------
                                                              (Unaudited)
                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                         $  (3,635) $  24,492
------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                             109,211    103,799
  Equity in income of investees,
   less dividends                                            (7,848)     6,053
  Gain on asset disposals and impairments - net             (31,428)    (5,133)
  Provision for deferred taxes                                7,480      7,199
  Other                                                         171      4,732
  Changes in assets and liabilities:
    Accounts receivable                                      29,417   (100,704)
    Net contracts in progress and advance billings          118,244   (138,845)
    Accounts payable                                        (44,606)   (31,658)
    Accrued and other current  liabilities                  (56,533)   (36,975)
    Other, net                                               23,296    (43,728)
Proceeds from insurance for products liabilities claims      91,585     84,127
Payments of products liabilities claims                    (137,337)  (114,396)
------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          98,017   (241,037)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions                                                      -    (19,610)
Proceeds from asset disposals                                55,583     41,495
Purchases of property, plant and equipment                  (77,895)   (52,503)
Investment in asset held for lease                                -    (26,518)
Purchases of investments                                   (369,739)  (308,121)
Sales and maturities of  investments                        237,630    667,792
Investments in equity investees                             (14,564)     6,148
------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (168,985)   308,683
------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                           NINE MONTHS ENDED
                                                       12/31/96        12/31/95
                                                       --------        --------
                                                              (Unaudited)
                                                             (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                 $ (28,379) $(173,272)
Issuance of long-term debt                                  244,375     32,291
Increase (decrease) in short-term borrowing                 (46,503)   154,323
Dividends paid                                              (47,140)   (46,764)
Repurchase of subsidiary's preferred stock                   (1,069)    (5,743)
Other                                                        (1,154)     1,228
------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         120,130    (37,937)
------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                      3,971       (535)
------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    53,133     29,174
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            238,663     85,909
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $291,796  $ 115,083
==============================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                      $ 53,693  $  64,840
 Income taxes (net of refunds)                             $ 12,900  $  34,422
==============================================================================

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 1 - BASIS OF PRESENTATION

McDermott International, Inc. is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. Unless the context otherwise requires, hereinafter, "International" will be used to mean the consolidated enterprise.

The accompanying unaudited condensed consolidated financial statements are presented in U. S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for (i) favorable workers' compensation cost adjustments ($15,009,000, net of tax of $6,432,000, or $0.27 per share) included in the three and nine months ended December 31, 1996; (ii) an asset impairment loss ($4,742,000, net of tax of $2,553,000, or $0.09 per share) included in the nine months ended December 31, 1996; (iii) favorable workers' compensation cost adjustments ($8,869,000, net of tax of $3,771,000, or $0.16 per share) included in the three and nine months ended December 31, 1995; (iv) a favorable insurance adjustment ($12,000,000 or $0.22 per share) and (v) a gain resulting from the sale of two power purchase contracts ($20,047,000, net of tax of $10,565,000, or $0.37 per share) included in the nine months ended December 31, 1995. Certain amounts previously reported have been reclassified to conform with the presentation at December 31, 1996. Operating results for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in International's annual report on Form 10-K for the year ended March 31, 1996.

NOTE 2 - PRODUCTS LIABILITY

At December 31, 1996, the estimated liability for pending and future non-employee products liability asbestos claims was $706,649,000 (of which approximately $250,000,000 had been asserted) and estimated insurance recoveries were $598,524,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.


NOTE 3 - INVENTORIES

Consolidated inventories at December 31, 1996 and March 31, 1996 are summarized below:

                                December 31,   March 31,
                                    1996         1996
                                ------------   ---------
                                (Unaudited)
                                   (In thousands)
Raw Materials and Supplies         $50,812     $47,457
Work in Progress                    15,492      17,305
Finished Goods                       6,928      12,830
--------------------------------------------------------
                                   $73,232     $77,592
========================================================

NOTE 4 - SUMMARIZED INCOME STATEMENT INFORMATION OF SIGNIFICANT UNCONSOLIDATED AFFILIATES

The combined financial results of two of JRM's joint ventures, HeereMac and McDermott-ETPM West, Inc., which are accounted for using the equity method, are summarized below. These ventures were significant (as defined by applicable Securities and Exchange Commission regulations) in fiscal year 1996.

                                             THREE                       NINE
                                          MONTHS ENDED              MONTHS ENDED
                                      12/31/96  12/31/95        12/31/96    12/31/95
                                     ---------  --------       ---------   ----------
                                                        (Unaudited)
                                                       (In thousands)
Revenues                             $148,359   $117,465       $534,116    $435,488
------------------------------------------------------------------------------------
Operating Income                     $ 10,845   $  2,084       $ 75,705    $  6,422
------------------------------------------------------------------------------------
Income (Loss) before Income Taxes    $ (6,687)  $  7,534       $ 39,568    $ 17,545
Provision for Income Taxes              2,047        888          6,460       1,206
------------------------------------------------------------------------------------
Net Income (Loss)                    $ (8,734)  $  6,646       $ 33,108    $ 16,339
====================================================================================
Equity in Net Income (Loss)          $ (4,853)  $  3,833       $ 14,503    $  8,706
====================================================================================

NOTE 5 - SUBSEQUENT EVENT

On January 27, 1997, International announced that its McDermott Shipbuilding, Inc. subsidiary had reached an agreement to sell its shipyard near Amelia, Louisiana to Bollinger Shipyards, Inc. of Lockport, Louisiana. The sale will include the assets of the shipyard including its current backlog of work. The transaction is expected to be completed in the near future.

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

Management's discussion of revenues and operating income is presented on a business unit basis as follows: the JRM business unit (includes the results of operations of the marine construction services business); the B&W Operations business unit (includes the operations of the Babcock & Wilcox Power Generation and Government Groups); and the Industrial Operations business unit (includes engineering and construction operations, barge construction, ship repair and other industrial operations). Other business unit revenues include combining adjustments and eliminations resulting from inter-business unit contracts. Other business unit income (loss) includes certain adjustments which are not allocated to the business units, including retiree benefit and legal costs as well as the impact of combining adjustments on margins of inter-business unit contracts. Business unit revenue and income (loss) for the three and nine months ended December 31, 1995 have been restated to reflect the reclassification of certain operations to B&W Operations from the Industrial Operations business unit; the allocation of certain expenses to the B&W Operations and the Industrial Operations business units from Other; and the allocation of certain expenses from Business Unit Income (Loss) to Corporate General & Administrative Expense to conform with the presentation at December 31, 1996.

                                                    THREE                       NINE
                                                 MONTHS ENDED               MONTHS ENDED
                                            12/31/96        12/31/95     12/31/96     12/31/95
                                           ---------       ---------   ----------   ----------
                                                                (Unaudited)
                                                              (In thousands)
REVENUES

J. Ray McDermott, S.A.                     $ 316,899       $ 272,236   $1,074,143   $  939,996
B&W Operations                               326,857         371,211    1,018,490    1,082,523
Industrial Operations                        108,448         136,031      376,207      398,343
Other (including Transfer Eliminations)       (7,504)        (12,940)     (50,410)     (31,094)
----------------------------------------------------------------------------------------------
 TOTAL REVENUES                            $ 744,700       $ 766,538   $2,418,430   $2,389,768
==============================================================================================

OPERATING INCOME

Business Unit Income (Loss):

 J. Ray McDermott, S.A.                    $   4,464       $   8,036   $   32,903   $   45,686
 B&W Operations                               17,388          32,448       26,420       32,650
 Industrial Operations                        (7,398)         (7,410)     (24,662)     (19,707)
 Other                                         5,910            (823)        (815)      10,650
----------------------------------------------------------------------------------------------
 TOTAL BUSINESS UNIT INCOME                   20,364          32,251       33,846       69,279
----------------------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals and
  Impairments - net                           30,853          (2,204)      31,428        5,133
----------------------------------------------------------------------------------------------
Equity in Income (Loss) of Investees:

 J. Ray McDermott, S.A.                       6,230           12,646       30,381        9,845
 B&W Operations                              (1,358)           1,754        2,915       37,595
 Industrial Operations                          764              398          648          522
----------------------------------------------------------------------------------------------
TOTAL EQUITY IN INCOME
  OF INVESTEES                                5,636           14,798       33,944       47,962
----------------------------------------------------------------------------------------------
Corporate General & Administrative
   Expense                                  (12,959)          (9,619)     (34,432)    (26,316)
----------------------------------------------------------------------------------------------
 TOTAL OPERATING INCOME                    $ 43,894         $ 35,226   $   64,786  $   96,058
==============================================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996 VS. THREE MONTHS ENDED DECEMBER 31, 1995


JRM's revenues increased $44,663,000 to $316,899,000, primarily due to higher volume in offshore and engineering activities in the North Sea and engineering activities in North America. These increases were partially offset by lower volume in offshore activities in North America and lower leasing activities due to the sale of the DB101 and DB102 to the HeereMac joint venture.

B&W Operations' revenues decreased $44,354,000 to $326,857,000, reflecting weaknesses in essentially all of the Power Generation Group's basic businesses. These decreases were primarily due to lower revenues from the Power Generation Group's replacement nuclear steam generators manufactured at B&W's Cambridge, Ontario location, fabrication and erection of fossil fuel steam and environmental control systems, replacement parts and Canadian nuclear services. These decreases were partially offset by higher revenues from the Government Group's commercial nuclear environmental services and defense and space-related products (other than nuclear fuel assemblies and reactor components).

Industrial Operations' revenues decreased $27,583,000 to $108,448,000, primarily due to lower revenues from engineering and construction activities in domestic and Canadian operations. These decreases were partially offset by increased barge construction activities in domestic shipyard operations and increased ship repair activities in Mexican operations.

JRM's business unit income decreased $3,572,000 to $4,464,000, primarily due to lower volume in offshore activities in North America, higher operating expenses in the Middle East and the Far East, lower leasing activities due to the sale of the DB101 and DB102 and the completion of profitable contracts in West Africa in the prior year. These decreases were partially offset by higher volume in the North Sea.

B&W Operations' business unit income decreased $15,060,000 to $17,388,000, primarily due to the Power Generation Group's lower volume and margins on the fabrication and erection of fossil fuel steam and environmental control systems and replacement parts, lower volume from replacement nuclear steam generators and lower margins on plant enhancement projects. In addition, the prior year included income from a license buyout agreement. There were also lower margins from the Government Group's nuclear fuel assemblies and reactor components for the U.S. Government, partially offset by higher volume and margins from commercial nuclear environmental services and from defense and space-related products (other than
nuclear fuel assemblies and reactor components).   There were also lower sales
and marketing expenses.

Other business unit income increased $6,733,000 from a loss of $823,000 to income of $5,910,000, primarily due to favorable insurance adjustments and lower employee benefit expenses.

Gain (loss) on asset disposals and impairments - net increased $33,057,000 from a loss of $2,204,000 to a gain of $30,853,000, primarily due to a gain on the sale of the DB21 and participation in a gain from the sale of the DB100 by the HeereMac joint venture.

JRM's equity in income of investees decreased $6,416,000 to $6,230,000, primarily due to lower operating results from the McDermott-ETPM West, Inc. joint venture and the shut-down of a Far East joint venture in the prior year. These were partially offset by favorable operating results from the HeereMac joint venture and a Mexican joint venture. Equity in income of investees also includes income of $2,168,000 from the amortization of the deferred gain
resulting from the sale of the DB101 and DB102.   The revenues of the HeereMac
and the McDermott-ETPM West, Inc. joint ventures increased from $117,465,000 to $148,359,000, primarily due to increased volume in the Far East and West Africa. Equity in income of investees from these two joint ventures decreased from income of $3,833,000 to a loss of $4,853,000, primarily as a result of foreign currency transaction losses and a reduction of an anticipated loss on a joint
venture contract in the prior year.   In addition, the HeereMac joint venture
incurred higher interest expense as a result of debt it issued to finance the purchase of major marine vessels it had been chartering, including the DB101 and DB102.

B&W Operations' equity in income (loss) of investees decreased $3,112,000 from income of $1,754,000 to a loss of $1,358,000, primarily due to lower operating results in a Canadian joint venture.

Interest income increased $5,987,000 to $14,142,000, primarily due to interest on the promissory note of $105,000,000 received as part of the consideration from the sale of the DB101 and DB102 and increases in interest on investments in government obligations and other investments.

Interest expense increased $3,521,000 to $24,514,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $5,015,000 to $11,671,000, primarily due to minority shareholder participation in the improved results of JRM.

Other-net increased $2,414,000 from expense of $1,629,000 to income of $785,000, primarily due to foreign currency transaction gains compared to foreign currency transaction losses in the prior year.

The provision for income taxes decreased $1,480,000 to $6,017,000, while income before provision for income taxes increased $8,533,000 to $22,636,000. International operates in many tax jurisdictions, and within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and basis of taxation (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 27% of pretax income for the three months ended December 31, 1996 compared to a provision for income taxes of 53% of pretax income for the three months ended December 31, 1995.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1996 VS. NINE MONTHS ENDED DECEMBER 31, 1995

JRM's revenues increased $134,147,000 to $1,074,143,000, primarily due to higher volume in North America, the Middle East and the Far East. These were partially offset by lower volume in the North Sea and lower leasing activities due to the sale of the DB101 and DB102 to the HeereMac joint venture.

B&W Operations' revenues decreased $64,033,000 to $1,018,490,000, reflecting weaknesses in essentially all of the Power Generation Group's basic businesses. These decreases were primarily due to lower revenues from the Power Generation Group's fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators manufactured at B&W's Cambridge,
Ontario location, Canadian nuclear services and replacement parts.   These
decreases were partially offset by higher revenues from the repair and alteration of existing fossil fuel steam systems and plant enhancement projects. In addition, the Government Group had higher revenues in its commercial nuclear environmental services.

Industrial Operations' revenues decreased $22,136,000 to $376,207,000, primarily due to lower revenues from engineering and construction activities in domestic
and Canadian operations.   These decreases were partially offset by increased
barge construction activities in domestic shipyard operations and increased ship repair activities in Mexican operations.

JRM's business unit income decreased $12,783,000 to $32,903,000, primarily due to lower volume in the North Sea, higher operating expenses in the Middle East and the Far East, lower leasing activities due to the sale of the DB101 and DB102 and the completion of profitable contracts in West Africa in the prior year. These decreases were partially offset by higher volume in North America.

B&W Operations' business unit income decreased $6,230,000 to $26,420,000, primarily due to the Power Generation Group's lower volume and margins on the fabrication and erection of fossil fuel steam and environmental control systems, lower margins on plant enhancement projects and lower volume on replacement nuclear steam generators. In addition, the prior year included income from a license buyout agreement. These decreases were partially offset by higher margins on industrial boilers and higher volume and margins on the repair and alteration of existing fossil
fuel steam systems.   In addition, there were higher margins from the Government
Group's nuclear fuel assemblies and reactor components for the U. S. Government, and higher volume and margins on commercial nuclear environmental services and lower sales and marketing expenses.

Industrial Operations' business unit loss increased $4,955,000 to $24,662,000, primarily due to cost overruns on an engineering, procurement and construction contract for a cogeneration plant and cost overruns on domestic barge construction operations. The loss was partially offset by lower general and administrative expenses.

Other business unit income (loss) decreased $11,465,000 from income of $10,650,000 to a loss of $815,000, primarily due to a favorable insurance adjustment of $12,000,000 in the prior year.

Gain (loss) on asset disposals and impairments - net increased $26,295,000 to $31,428,000 primarily due to a gain on the sale of the DB21 and participation in a gain from the sale of the DB100 by the HeereMac joint venture, partially offset by an asset impairment loss on an office building.

JRM's equity in income of investees increased $20,536,000 to $30,381,000, primarily due to the improved operating results from the HeereMac joint venture, partially offset by lower results from the McDermott-ETPM West, Inc. joint
venture.   In addition, there were favorable results in the Mexican joint ventures. Equity in income of investees also includes income of $6,481,000 from the amortization of the deferred gain resulting from the sale of the DB101 and
DB102.   The revenues of the HeereMac and McDermott-ETPM West, Inc. joint ventures increased from $435,488,000 to $534,116,000, primarily due to increased volume in the North Sea and North America, partially offset by decreased volume in the Far East and West Africa. Equity in income of investees from these two joint ventures increased from $8,706,000 to $14,503,000, primarily as a result of higher volume and margins, partially offset by foreign currency transaction losses. In addition, the HeereMac joint venture incurred higher interest expense as a result of debt it issued to finance the purchase of major marine vessels it had been chartering, including the DB101 and DB102.

B&W Operations' equity in income of investees decreased $34,680,000 to $2,915,000. This represents the results of approximately fifteen active joint ventures. The decrease is primarily due to a nonrecurring gain of $30,612,000 resulting from the sale of power purchase contracts back to a local utility in June 1995 and lower operating results in a Canadian joint venture.

Interest income increased $6,148,000 to $33,993,000, primarily due to interest on the promissory note of $105,000,000 received as part of the consideration from the sale of the DB101 and DB102.

Interest expense increased $4,093,000 to $68,000,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $10,709,000 to $26,511,000, primarily due to minority shareholder participation in the improved results of JRM.

Other-net increased $6,739,000 from expense of $3,402,000 to income of $3,337,000, primarily due to increases in certain reimbursed financing costs and lower bank fees and discounts on the sales of certain accounts receivable. There were also foreign currency transaction gains compared to foreign currency transaction losses in the prior year.

The provision for income taxes decreased $5,060,000 to $11,240,000, while income before provision for income taxes decreased $33,187,000 to $7,605,000. The decrease in the provision for income taxes is primarily due to a decrease in income. This was partially offset by a reduction in the provision in the prior year resulting from the reappraisal of tax liabilities in certain foreign tax jurisdictions. International operates in many tax jurisdictions, and within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and basis of taxation (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are often responsible for shifts in the effective tax rate. As a result of these factors, the provision for income taxes was 148% of pretax income for the nine months ended December 31, 1996 compared to a provision for income taxes of 40% of pretax income for the nine months ended December 31, 1995.


Backlog
-------
                                            12/31/96     3/31/96
                                           ---------   ----------
                                                (Unaudited)
                                              (In thousands)
Business Unit Backlog:

J. Ray McDermott, S.A.                     $1,583,249   $  977,896
B&W Operations                              2,248,642    2,164,507
Industrial Operations                         326,224      317,401
Other (including Transfer Eliminations)       (26,360)     (60,408)
------------------------------------------------------------------
 TOTAL BACKLOG                             $4,131,755   $3,399,396
==================================================================

In general, International's business units are capital intensive and rely on large contracts for a substantial amount of their revenues.

JRM's backlog at December 31, 1996 was $1,583,249,000, compared to $977,896,000 at March 31, 1996, and backlog relating to contracts to be performed by JRM's unconsolidated joint ventures (not included above) was $1,386,000,000 at December 31, 1996 compared to $1,374,000,000 at March 31, 1996. JRM believes its markets are beginning to emerge from the difficult competitive environment that has put pressure on margins in recent years. JRM also believes that these strong markets and increased backlog suggest improving financial results over the longer term. However, in this historically seasonal business, JRM frequently incurs operating losses during the fiscal quarter ending March 31.

B&W Operations' backlog at December 31, 1996 was $2,248,642,000, compared to $2,164,507,000 at March 31, 1996. At December 31, 1996 this business unit's backlog with the U.S. Government was $859,882,000 (of which $44,939,000 had not been funded) and included orders for nuclear fuel assemblies and reactor components for the U.S. Navy. This business unit's foreign markets for industrial and utility boilers remain strong and the U. S. market for replacement nuclear steam generators is expected to continue to make significant contributions to operating income in the foreseeable future. However, the domestic market for industrial and utility boilers remains weak.

Industrial Operations' backlog at December 31, 1996 was $326,224,000, compared to $317,401,000 at March 31, 1996, and included the backlog at its domestic shipyard of $110,361,000 (see Note 5 to the condensed consolidated financial statements regarding the sale of the shipyard). At December 31, 1996, this business unit's backlog with the U.S. Government was $37,583,000 (of which $1,901,000 had not been funded).

Liquidity and Capital Resources
-------------------------------

Unless the context otherwise requires, hereinafter, the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and the Delaware Company's consolidated subsidiaries, which include The Babcock & Wilcox Company ("B&W").

During the nine months ended December 31, 1996, International's cash and cash equivalents increased $53,133,000 to $291,796,000 and total debt increased $178,239,000 to $988,753,000 primarily due to increases in long-term borrowings of $244,375,000 (which includes the issuance of $250,000,000 principal amount of
JRM's 9.375% Senior Subordinated Notes).   During this period, International
provided cash of $98,017,000 from operating activities and received cash proceeds of $55,583,000 from asset disposals. International also used cash of $77,895,000 for additions to property, plant and equipment, $132,109,000 for net purchases of investments, $47,140,000 for dividends on International's common and preferred stock, and $74,882,000 for repayment of short-term borrowings and long-term debt.

Decreases in net contracts in progress and advance billings are primarily due to the timing of billings on the Foinaven contract.

During the three months ended December 31, 1996, International sold its interest in CCC Fabricaciones y Construcciones, S.A. de C.V., a Mexican joint venture,
the DB21 and other assets to Global Industries, Ltd. ("Global").   Global also
acquired an option to purchase the DB15. The sales price of the Global transaction, including the option, was approximately $38,000,000.

Pursuant to an agreement with a majority of its principal insurers, International negotiates and settles products liability asbestos claims from
non-employees and bills these amounts to the appropriate insurers.   As a result
of collection delays inherent in this process, reimbursement is usually delayed for three months or more. While the number of claims received had declined during the last six months of fiscal year 1996, they have increased during the first nine months of fiscal year 1997, but not to the levels experienced from October 1994 to September 1995. Management is currently investigating and evaluating the basis for this increase in the number of claims. The average amount of these claims (historical average of approximately $5,900 per claim over the last three years) has continued to rise. Claims paid during the nine months ended December 31, 1996 were $137,337,000, of which $123,869,000 has been recovered or is due from insurers. At December 31, 1996, receivables of
$95,507,000 were due from insurers for reimbursement of settled claims.   The
increase in amounts classified as current for products liability asbestos claims and the insurance recoverable at December 31, 1996 reflects management's intention to reduce the level of unpaid asserted claims over the next several quarters. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided for in the consolidated financial statements. Settlement of the liability is expected to occur over approximately the next 25 years. The collection delays and the amount of claims paid for which insurance recovery is not probable have not had a material adverse effect on International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment increased $25,392,000 to
$77,895,000 for the nine months ended December 31, 1996.   In addition to
maintaining existing facilities and equipment, these expenditures included $4,887,000 for the purchase of a cable lay vessel, and modifications thereto, which operates in the North Sea; $3,625,000 for cable lay equipment, which includes a deep bury plow used in the installation of fiber optic cable; and $11,879,000 to upgrade a marine barge operating in the Gulf of Mexico.

At December 31, and March 31, 1996, B&W had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $103,000,000 and $107,000,000, respectively, under the terms of an
agreement with a U.S. bank.   The maximum sales limit available under the
agreement was reduced during December 1996 from $140,000,000 to $125,000,000. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not greater than the maximum sales limit available) from time to time. The existing agreement will expire on March 31, 1997; however, B&W expects to negotiate an annual renewal of the agreement.

At December 31, and March 31, 1996, International had available to it various uncommitted short-term lines of credit totalling $270,401,000 and $439,610,000, respectively. Borrowings against these lines of credit at December 31 and March 31, 1996 were $62,383,000 and $149,067,000, respectively. The reduction in borrowings against uncommitted short-term lines of credit is primarily due to the collection of the Foinaven project receivables and repayment of the project financing debt during the December 1996 quarter. In addition, B&W had available to it a $150,000,000 unsecured and committed revolving credit facility. Borrowings against this facility at December 31 and March 31, 1996 were $100,000,000 and $50,000,000, respectively. It is a condition to borrowing under this revolving credit facility that the borrower's tangible net worth, debt to capitalization, and interest coverage as defined in the agreement meet
or exceed certain covenant requirements.   Although B&W did not meet one such
requirement
at December 31, 1996, it has received a waiver of compliance through March 30, 1997, and anticipates negotiating a new committed bank facility with new covenants applicable thereafter. JRM also had an unsecured and committed revolving credit facility which contains a debt to capitalization covenant limiting its incremental borrowing capacity ($122,000,000 at December 31, 1996). There were no borrowings outstanding on this facility at December 31 or March 31, 1996. In addition, JRM is restricted, as a result of the consolidated tangible net worth covenant in this agreement, in its ability to pay cash dividends to its public shareholders or to transfer funds through cash dividends (including annual preferred stock dividends of $7,200,000 on its Series A Preferred Stock held by McDermott International, Inc.) or through unsecured loans or investments to McDermott International, Inc. and its other subsidiaries. At December 31, 1996, approximately $28,000,000 of JRM's net assets were not subject to this restriction.

The Delaware Company is restricted, as a result of covenants in certain credit agreements, in its ability to transfer funds to McDermott International, Inc. and its other subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 1996, substantially all of the net assets of the Delaware Company were subject to such restrictions. It is not expected that these restrictions will have any significant effect on McDermott International, Inc.'s liquidity.

International maintains an investment portfolio of government obligations and other investments. The fair value of short-term investments and the long-term portfolio at December 31, 1996 was $379,976,000. At December 31, 1996, approximately $116,297,000 fair value of these investments were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

Working capital decreased $36,284,000 from $331,986,000 at March 31, 1996 to $295,702,000 at December 31, 1996 due, in part, to the classification of JRM's 12.875% Guaranteed Senior Notes as a current liability as JRM plans on redeeming such Notes in the second quarter of fiscal year 1998. During the September 1996 quarter, JRM issued $250,000,000 principal amount of 9.375% Senior Subordinated Notes due 2006 and received net proceeds of $244,375,000 which were used primarily to repay intercompany indebtedness (including interest) of approximately $239,000,000 owed to McDermott International, Inc. McDermott International, Inc. used $50,000,000 of the proceeds to reduce short-term debt and invested the remainder of the proceeds in its investment portfolio. Also during the September quarter, JRM's sale of certain equipment to the HeereMac joint venture was completed. Prior to this sale, JRM had received $30,000,000 as a deposit in March 1996. During the remainder of fiscal year 1997, International expects to obtain funds to meet working capital, capital expenditure and debt maturity requirements from operating activities, sales of non-strategic assets and borrowings under its short-term lines of credit. Leasing agreements for equipment, which are short-term in nature, are not expected to impact International's liquidity or capital resources.

International has provided a valuation allowance for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets in all other tax jurisdictions are realizable through carrybacks and future reversals of existing taxable temporary differences, and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. A major uncertainty that affects the ultimate realization of deferred tax assets is the possibility of declines in the value of appreciated assets involved in identified tax planning strategies. This factor has been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

On October 7, 1996, McDermott International, Inc. announced that its Board of Directors had directed management to implement a series of steps to improve International's financial and operating performance. Management was directed to focus International on its core business lines and dispose of non-core businesses and underperforming assets. Core business lines include the power generation and government operations of B&W and the marine construction operations of JRM. Management was also directed to realign the operations of B&W's Power Generation Group consistent with the current demands of the worldwide power generation market. This included the rationalization of manufacturing overcapacity and continued reduction in personnel. Finally, management was directed to continue efforts to reduce personnel and other costs at the operating and corporate headquarters of both International and JRM. Although business and asset disposals associated with this directive have not been completed, these disposals may negatively impact near-term operating results, while having a positive long-term impact on operations. It is anticipated that these disposals will have a positive impact on liquidity, both upon disposition and long-term.

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

                         MCDERMOTT INTERNATIONAL, INC.

                               OTHER INFORMATION
                               -----------------

No information is applicable to Part II for the current quarter, except as noted below:

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          3.2 - McDermott International, Inc.'s amended and restated By-Laws (corrected)
           11  -  Calculation of Earnings (Loss) Per Common and Common
                  Equivalent Share
           27  -  Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no current reports on Form 8-K filed during the three months ended December 31, 1996.



Signatures

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            McDERMOTT INTERNATIONAL, INC.




Date: February 7, 1997               By: /s/ Daniel R. Gaubert
                                     ----------------------------------
                                                (SIGNATURE)


                                     Daniel R. Gaubert
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Representative)

                                 EXHIBIT INDEX

Exhibit    Description

  3.2      McDermott International, Inc.'s amended and restated By-Laws
           (corrected)

   11      Calculation of Earnings (Loss) per Common and Common Equivalent Share

   27      Financial Data Schedule