Form 10-K
period 1997-03-31
MCDERMOTT INTERNATIONAL INC
filed 1997-07-14
CIK 708819

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               F O R M  1 0 - K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________ to ____________________

Commission File Number 1-8430

                         McDERMOTT INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

      REPUBLIC OF PANAMA                                        72-0593134
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


         1450 POYDRAS STREET
        NEW ORLEANS, LOUISIANA                                 70112-6050
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

       Registrant's Telephone Number, including area code (504) 587-5400

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of each Exchange
    Title of each class                                on which registered
-----------------------------                        -----------------------
Common Stock, $1.00 par value                        New York Stock Exchange

 Rights to Purchase Preferred Stock                  New York Stock Exchange
(Currently Traded with Common Stock)

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

                              YES    [X]  NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,154,884,075 as of May 12, 1997.

The number of shares outstanding of the Company's Common Stock at May 12, 1997 was 55,064,216.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                         McDERMOTT INTERNATIONAL, INC.

                               INDEX - FORM 10-K

                                    PART 1

                                                                     PAGE

Items 1. & 2.  BUSINESS AND PROPERTIES

     A.    General                                                     1
     B.    Power Generation Systems and Equipment

           General                                                     3
           Foreign Operations                                          4
           Raw Materials                                               4
           Customers and Competition                                   4
           Backlog                                                     5
           Factors Affecting Demand                                    6

     C.    Marine Construction Services

           General                                                     7
           Foreign Operations                                          9
           Raw Materials                                               9
           Customers and Competition                                  10
           Backlog                                                    10
           Factors Affecting Demand                                   11

     D.    Patents and Licenses                                       11
     E.    Research and Development Activities                        11
     F.    Insurance                                                  11
     G.    Employees                                                  13
     H.    Environmental Regulations and Matters                      13

Item 3.    LEGAL PROCEEDINGS                                          16

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        16


                                       I

                               INDEX - FORM 10-K

                                    PART II

                                                                     PAGE

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS                             17

Item 6.   SELECTED FINANCIAL DATA                                     18

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          General                                                     20
          Fiscal Year 1997 vs  Fiscal Year 1996                       21
          Fiscal Year 1996 vs  Fiscal Year 1995                       23
          Effects of Inflation and Changing Prices                    25
          Liquidity and Capital Resources                             25
          New Accounting Standards                                    29

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Company Report on Consolidated Financial Statements         30
          Report of Independent Auditors                              31
          Consolidated Balance Sheet - March 31, 1997 and 1996        32
          Consolidated Statement of Income (Loss)  for the Three
            Fiscal Years ended March 31, 1997                         34
          Consolidated Statement of Stockholders' Equity for the
            Three Fiscal Years ended March 31, 1997                   36
          Consolidated Statement of Cash Flows for the Three
            Fiscal Years ended March 31, 1997                         38
          Notes to Consolidated Financial Statements                  40

 Item 9.  DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                        78


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          79

Item 11.  EXECUTIVE COMPENSATION                                      79

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                              79

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              79


                                      II

                               INDEX - FORM 10-K

                                    PART IV

                                                                     PAGE

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K                                         80


Signatures                                                            84


Exhibit  11 -  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS (LOSS)  88

Exhibit  21 -  SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT             89

Exhibit  23 -  CONSENT OF INDEPENDENT AUDITORS                        90

Exhibit  27 -  FINANCIAL DATA SCHEDULE                                91


                                      III

                                  P A R T   I


Items 1. and 2.  BUSINESS AND PROPERTIES

A. GENERAL

McDermott International, Inc. ("McDermott International") was incorporated under the laws of the Republic of Panama in 1959 and is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. McDermott International's Common Stock, JRM's Common Stock and 9-3/8% Senior Subordinated Notes due July 2006, and McDermott Incorporated's Series A $2.20 Cumulative Convertible Preferred Stock and Series B $2.60 Cumulative Preferred Stock are publicly traded.

Unless the context otherwise requires, hereinafter "McDermott International" will be used to mean McDermott International, Inc., a Panama corporation; "JRM" will be used to mean J. Ray McDermott, S.A., a Panama corporation, which is a majority owned subsidiary of McDermott International, and its consolidated subsidiaries; the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of McDermott International, and its consolidated subsidiaries; and "International" will be used to mean the consolidated enterprise.

International operates in two business segments:

o Power Generation Systems and Equipment, whose principal businesses are the supply of fossil-fuel and nuclear steam generating equipment to the electric power generation industry, and nuclear reactor components and nuclear fuel assemblies to the U. S. Navy; and

o Marine Construction Services, which supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries, and to other marine construction companies, primarily through JRM. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and onshore construction and maintenance services.

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

The following tables show revenues and operating income (loss) of International for the three fiscal years ended March 31, 1997. See Note 17 to the consolidated financial statements for additional information with respect to International's business segments and operations in different geographic areas.

                                   REVENUES

                             (Dollars in Millions)

                                                        FOR FISCAL YEARS ENDED MARCH 31,
                                                 1997                1996                 1995
                                            --------------      ---------------      ---------------

Power Generation Systems
   and Equipment                           $ 1,514.5    48%     $ 1,708.6    52%     $ 1,663.2    54%
Marine Construction Services                 1,653.7    52%       1,555.5    48%       1,390.9    46%
Intersegment Transfer
   Eliminations                                (17.3)    -          (19.8)    -          (10.4)    -
----------------------------------------------------------------------------------------------------
Total Revenues /(1)/                       $ 3,150.9   100%     $ 3,244.3   100%     $ 3,043.7   100%
====================================================================================================


                            OPERATING INCOME (LOSS)

                             (Dollars in Millions)

                                                        FOR FISCAL YEARS ENDED MARCH 31,
                                                 1997                1996                 1995
                                           ---------------      ---------------      ---------------
Segment Operating Income (Loss):/(2)/
 Power Generation Systems
   and Equipment                           $   (81.0)   85%    $    24.8     33%     $    13.6    26%
 Marine Construction Services                  (14.7)   15%         51.5     67%          38.4    74%
----------------------------------------------------------------------------------------------------
  Total Segment Operating
   Income (Loss) /(1//)/                       (95.7)  100%         76.3    100%          52.0   100%
----------------------------------------------------------------------------------------------------
Equity in Income (Loss) of Investees:
 Power Generation Systems
   and Equipment                                 2.0     -          36.5     75%           8.4    25%
 Marine Construction Services/(3)/              (6.1)    -          11.9     25%          25.5    75%
----------------------------------------------------------------------------------------------------
 Total Equity in Income (Loss)
   of Investees                                 (4.1)    -          48.4     100%         33.9   100%
----------------------------------------------------------------------------------------------------
General Corporate Expenses/(2)/                (47.4)    -         (37.1)      -         (38.9)    -
----------------------------------------------------------------------------------------------------
Total Operating Income (Loss)              $  (147.2)    -     $    87.6       -     $    47.0     -
====================================================================================================

(1) See Note 2 to the consolidated financial statements regarding acquisitions during fiscal years 1996 and 1995.
(2) Fiscal years 1996 and 1995 have been restated to conform to the fiscal year 1997 presentation which includes gains and losses on asset disposals and impairments in Operating Income (Loss). This restatement increased Segment Operating Income by $17,275,000 and $6,423,000 and General Corporate Expenses by $3,945,000 and $113,000 in fiscal years 1996 and 1995, respectively, from amounts previously reported.
(3) See Note 3 to the consolidated financial statements regarding the change to the cost method of accounting for International's investment in the HeereMac joint venture in fiscal year 1997.

B. POWER GENERATION SYSTEMS AND EQUIPMENT

GENERAL

The Power Generation Systems and Equipment segment provides engineered products and services for energy conversion worldwide. It supplies individually engineered boilers, complete fossil fuel steam generating systems and related equipment and facilities, and environmental control systems for electric power generation and for industrial processes. These facilities use a wide variety of fuels, including, but not limited to, coal, oil, bitumen, natural gas, solid municipal waste, agricultural waste and biomass. This segment is also engaged in the erection of electric power plants and industrial facilities and the repair and alteration of such existing equipment. It provides replacement parts and engineered plant enhancements for existing fossil fuel steam generating systems and specially engineered accessories and components, such as air heaters and cleaning systems for heat transfer surfaces. This segment also supplies air-cooled and condensing heat exchangers for the process and power industries. B&W is also a major supplier of nuclear steam generating equipment, including critical heat exchangers and replacement recirculating steam generators and supplies field repair and refurbishment services in the Canadian, U. S. and international markets.

This segment is actively involved in the market for providing power through cogeneration, refuse-fueled power plants and other independent power producing plants. It is participating in this market as a contractor for engineer-procure-construct services, as an equipment supplier, as an operations and maintenance contractor and through ownership interests.

The Power Generation Systems and Equipment segment provides nuclear fuel assemblies and nuclear reactor components to the U. S. Navy for the Naval Reactors Program. This activity has made significant contributions to operating income of International in all three fiscal years and is expected to do so in the foreseeable future. B&W, in addition to its Naval Reactors Program business, supplies other equipment and services to the U. S. Government and is proceeding with new Government projects and exploring new programs which require the technological capabilities it developed as a Government contractor. B&W has applied its technological capabilities by supplying new products for power generation applications. It has diversified into new markets and activities not related to power generation that require complex engineering and machining. Examples of these markets include environmental restoration services, computer-integrated manufacturing products and services and the management of government-owned facilities, primarily within the Department of Energy's nuclear weapons complex.

The principal plants of this segment, which are owned by B&W, are located at West Point, Mississippi; Barberton and Lancaster, Ohio; Beasley and Paris, Texas; Lynchburg, Virginia; and Cambridge, Ontario, Canada. This segment's unconsolidated affiliates' (equity investees) foreign plants are located in Beijing, China; Batam Island, Indonesia; Pune, India; and Cairo, Egypt. All these plants are well maintained, have suitable equipment and are of adequate size.

FOREIGN OPERATIONS

The amounts of Power Generation Systems and Equipment's revenues, including intersegment revenues, and segment operating income (loss) derived from operations located outside of the United States, and the approximate percentages to International's total revenues and total segment operating income
(loss), respectively,  follow:


                                 REVENUES       SEGMENT OPERATING INCOME (LOSS)
          FISCAL YEAR        AMOUNT    PERCENT       AMOUNT      PERCENT

                                      (Dollars in Thousands)

           1997             $361,675         11%    $(28,699)        30%

           1996              652,016         20%      33,250         44%

           1995              521,657         17%      34,186         66%


Revenues and segment operating income (loss) presented above do not include the
operating results of this segment's equity investees.   Products for
international installation are engineered and built in B&W's United States and Canadian facilities, as well as in the facilities of the segment's equity investees in China, Indonesia, India and Egypt.

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

This segment is not sole source dependent for any significant raw materials except for uranium, which is furnished and owned by the U.S. Government, and used in the nuclear fuel assemblies supplied to the U.S. Navy for the Naval Reactors Program.

CUSTOMERS AND COMPETITION

The principal customers of this segment are the electric power generation industry (including government-owned utilities and independent power producers), the U.S. Government (including its contractors), and the pulp and paper and other process industries such as oil refineries and steel mills; and other industries and institutions. The electric power generation industry accounted for approximately 22%, 22% and 30% of International's total revenues for fiscal years 1997, 1996 and 1995, respectively. For the fiscal years 1997, 1996 and 1995, the U.S. Government, excluding government-owned utilities, accounted for approximately 11%, 12% and 12% of total revenues, including 10%, 10% and 10% related to nuclear fuel assemblies and reactor components for the U.S. Navy.

Steam generating system equipment orders are customarily awarded after competitive bids have been submitted as proposals based on the estimated cost of each job. Within the United States, a number of domestic and foreign-based companies, specializing in steam generating systems, equipment and services, compete with B&W in the fossil fuel steam generating system business. In international markets, these companies plus additional foreign-based companies compete with B&W. B&W also manufactures and sells components such as replacement recirculating steam generators, which are incorporated into nuclear steam generating systems designed by other firms. In the sale of these nuclear steam generating systems, B&W competes with a small number of companies. A number of companies are in competition with B&W in environmental control equipment, related specialized industrial equipment and the independent power producing business. Other suppliers of fossil fuel steam systems, as well as many other businesses, compete for replacement parts, repair and alteration, and other services required to backfit and maintain existing systems.

B&W is the sole supplier to the U.S. Navy of all major nuclear steam system equipment and all nuclear fuel assemblies and reactor components for the Naval Reactors Program. There are a small number of suppliers of small nuclear components with B&W being the largest based on revenues. B&W is involved along with other companies in the operation of the Idaho National Engineering and Environmental Laboratory located near Idaho Falls, Idaho; the Rocky Flats Environmental Technology Site located near Boulder, Colorado; the Savannah River Site located in Aiken, South Carolina, and the Hanford Site located in Richland, Washington.

BACKLOG

Backlog as of March 31, 1997 and 1996 for the Power Generation Systems and Equipment segment was $2,344,951,000 and $2,261,799,000, or approximately 55% and 67%, respectively, of International's backlog. Of the March 31, 1997 backlog, it is expected that approximately $1,200,482,000 will be recognized in revenues in fiscal year 1998, $568,218,000 in fiscal year 1999 and $576,251,000 thereafter, of which approximately 25% will be recognized in fiscal years 2000 through 2002. At March 31, 1997, this segment's backlog with the U.S. Government was $797,470,000 (of which $26,448,000 had not yet been funded), or approximately 19% of International's total backlog.

During fiscal year 1997, the Power Generation Systems and Equipment segment received contract awards valued at $111,000,000 to supply two 350-megawatt coal-fired boilers to the Huaneng International Power Development Corporation of China for the Nantong project site, located in the Jiangsu province; a $90,000,000 contract with Saba Power Company Limited of Pakistan to supply a 125-megawatt oil-fired steam power plant near Farouqabad in Pakistan; and a $68,000,000 contract from Public Service Company of New Mexico to retrofit scrubbers on all four units at the utility's San Juan Generation Station in New Mexico. The remaining value of these three contracts reflected in the March 31, 1997 backlog is $241,597,000. In fiscal year 1997, B&W was awarded approximately $257,000,000 in new orders for aircraft carrier components and prototypical steam generation equipment for the newest submarine design.

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

Electrical consumption has grown moderately in the United States in recent years. Competition within the electric power industry in the United States has intensified, as the Federal Energy Regulatory Commission has begun to implement the provisions of the Energy Policy Act of 1992, which deregulated the electric power generation industry by allowing independent power producers and other companies access to the electric utilities' transmission and distribution systems. Several states have recently changed their laws to encourage competition among generators of electricity. The modest growth in demand and the changes associated with this transition from a regulated to a competitive industry have caused electric utilities to defer ordering of large, new baseload power plants in the United States. When electric utilities are in need of peaking capacity, many are purchasing combustion turbines with short lead-times or they are purchasing electricity from other utilities and non-regulated sources, such as cogenerators and independent power producers.

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

Even with the maturing of the U. S. Navy's shipbuilding program and U. S. Government defense budget reductions, the demand for nuclear fuel assemblies and reactor components for the U. S. Navy has continued to comprise a substantial portion of this segment's backlog. Orders for U. S. Navy nuclear fuel assemblies and nuclear reactor components are expected to continue to be a significant part of backlog since B&W is the sole source provider of these assemblies and nuclear reactor components.


C.  MARINE CONSTRUCTION SERVICES

GENERAL

On January 31, 1995, International contributed substantially all of its marine construction services business to JRM, a new company incorporated under the laws of the Republic of Panama in 1994. Also, on January 31, 1995, JRM acquired Offshore Pipelines, Inc. (the "Merger"). Prior to the Merger with Offshore Pipelines, Inc. ("OPI"), JRM was a wholly owned subsidiary of McDermott International; as a result of the Merger, JRM is a majority owned subsidiary of McDermott International. The business activities of this segment are conducted primarily through JRM and to a lesser extent through McDermott Engineers & Constructors (Canada), Ltd., formerly Delta Catalytic Corporation.

The Marine Construction Services segment consists of the basic and detailed design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. This segment also provides comprehensive project management services, feasibility studies, engineering services, subsea trenching services, diving services, and removal, salvage and refurbishment services for offshore fixed platforms. This segment operates throughout the world in all major offshore oil and gas producing regions, including the Gulf of Mexico, the North Sea, West Africa, South America, the Middle East, India and the Far East.

This segment conducts operations both directly and through its participation in joint ventures, some of which it manages and others of which are managed by other marine construction contractors. Some of the joint ventures are consolidated for financial reporting purposes while others are accounted for using either the equity or the cost methods. JRM's joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements. JRM's two most significant joint venture investments are in the HeereMac joint venture, which is accounted for by the cost method, and the McDermott-ETPM West, Inc. joint venture, which is accounted for by the equity method.

The HeereMac joint venture was formed with Heerema Offshore Construction Group, Inc. ("Heerema") in January 1989 and utilizes the specialized, heavy-lift marine construction vessels which were previously owned by the two parties. Each party has a 50% interest in the joint venture, and Heerema has responsibility for its day-to-day operations. In March 1996, JRM and Heerema, through their respective subsidiaries, sold to companies included in the HeereMac joint venture the semi submersible derrick vessels which they were formerly chartering to the joint venture (JRM's DB101 and DB102 and Heerema's Hermod and Balder). Effective as of the beginning of fiscal year 1997, International changed from the equity to the cost method of accounting for its investment in the HeereMac joint venture as a result of International's determination that it is unable to exercise significant influence over HeereMac's operating and financial policies.

JRM formed its initial joint venture with ETPM S.A., McDermott-ETPM, in April 1989 to provide general marine construction services to the petroleum industry in West Africa, South America, the Middle East and India and offshore pipelaying services in the North Sea. With the addition of two new joint venture operating companies in March 1995, JRM and ETPM S. A. have expanded their joint venture's operations to include the Far East and to begin jointly pursuing subsea contracting work on a worldwide basis. Most of the operating companies in the McDermott-ETPM joint venture are majority-owned and controlled by JRM. However, the operations of McDermott-ETPM West, Inc., which conducts operations in the North Sea, South America and West Africa, are managed and controlled by ETPM S.A. ETPM S.A. has dedicated all of its marine construction assets to the joint ventures with JRM, including 3 combination derrick-pipelaying vessels and fabrication yards in Sharjah, U.A.E. and Tchengue, Gabon. JRM currently charters 4 combination derrick-pipelaying vessels and 1 pipelaying vessel to the ETPM joint ventures and provides the use of its facilities in Jebel Ali in the U.A.E., Batam Island, Indonesia and Warri, Nigeria.

JRM participates in other joint ventures (including joint ventures in Mexico and Malaysia) involving operations in foreign countries that require majority-ownership by local interests. Through a subsidiary, JRM also participates in an equally owned joint venture with the Brown & Root Energy Services unit of Halliburton Company ("Brown & Root"), which was formed in February 1995 to combine the operations of JRM's Inverness and Brown & Root's Nigg fabrication facilities in Scotland.

The Marine Construction Services segment owns or operates 6 fabrication facilities throughout the world. This segment's principal domestic fabrication yard and offshore base is located on 1,114 acres of land, under lease, near Morgan City, Louisiana. This segment also owns or operates fabrication facilities near Corpus Christi, Texas, near Inverness, Scotland, in Indonesia on Batam Island, in Jebel Ali, U.A.E. and in Warri, Nigeria. This segment also owns and operates a shipyard in VeraCruz, Mexico.

The fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment, most of which is movable. JRM has the capability to fabricate a full range of offshore structures, from conventional jacket-type fixed platforms to deepwater platform configurations employing compliant-tower, tension leg, floating production platform and spar technology. JRM also fabricates platform deck structures and modular components, including complete production processing systems, hydrocarbon separation and treatment systems, pressure and flow control systems and personnel quarters.

Expiration dates, including renewal options, of leases covering land for the fabrication yards, follow:

              Morgan City, Louisiana     Years 2000-2033

              Jebel Ali, U.A.E.          Year 2005

              Batam Island, Indonesia    Year 2008

              Warri, Nigeria             Year 2065

JRM owns or, through its ownership interests in joint ventures, has interests in the largest fleet of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. JRM owns or, through ownership interests in joint ventures, has interests in 9 derrick vessels, 6 pipelaying vessels, 10 combination derrick-pipelaying vessels and 3 pipe burying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 250 to 13,200 tons. These vessels range in length from 400 to 660 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional gear. Some of these vessels hold various records for heavy lifts and installations of deepwater pipelines in different regions of the world. The largest vessels are the derrick barge DB 102, which is one of the world's largest semi submersible derrick vessels in both size and lifting capacity and provides quarters for approximately 750 workers, and the LB 200, a semi submersible pipelaying vessel capable of laying 60-inch diameter pipe (including concrete coating) and operating in water depths of up to 2,000 feet.

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

FOREIGN OPERATIONS

The amount of Marine Construction Services' revenues, including intersegment revenues, and segment operating income derived from operations located outside of the United States, and the approximate percentages to International's total revenues and total segment operating income, respectively, follow:


                            REVENUES       SEGMENT OPERATING INCOME
         FISCAL YEAR    AMOUNT    PERCENT    AMOUNT       PERCENT
                               (Dollars in thousands)

            1997    $  1,036,791    33%      $ 5,083            -

            1996       1,103,844    34%       49,783           65%

            1995       1,021,986    34%       62,026          119%

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

CUSTOMERS AND COMPETITION

This segment's principal customers are oil and gas companies, including foreign government owned companies. Customers generally contract with this segment for the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and onshore construction and maintenance services. Contracts are usually awarded on a competitive bid basis.

There are a number of companies which compete effectively with International, the HeereMac joint venture, McDermott-ETPM and International's other joint ventures in each of the separate marine construction phases in various parts of the world.

BACKLOG

As of March 31, 1997 and 1996, the Marine Construction Services' backlog amounted to $1,882,471,000 and $1,137,597,000, or approximately 45% and 33%, respectively, of International's total backlog. Of the March 31, 1997 backlog, it is expected that approximately $1,389,705,000 will be recognized in revenues in fiscal year 1998, $443,305,000 in fiscal year 1999 and $49,461,000 thereafter.

During fiscal year 1997, Marine Construction Services received contract awards valued at $141,000,000 for the fabrication and installation of the Genesis spar platform, a deepwater development in the Gulf of Mexico by Chevron U.S.A. Production Company; a $140,000,000 contract for the design, fabrication, and installation of a compliant tower to be installed in 1,754 feet of water in the Gulf of Mexico for Texaco Exploration & Production Inc.; and a contract valued at $88,000,000 for work awarded by Unocal Thailand, Ltd., a wholly-owned subsidiary of Union Oil Company of California, in the Gulf of Thailand for the first phase development of its Pailin Field. In addition, JRM's McDermott-ETPM East, Inc. joint venture was awarded a $130,000,000 contract by Qatar Liquefied Gas Company ("Qatargas") for the offshore portion of the third train of its Ras Laffan Liquified Natural Gas project. The remaining value of all contracts with the above four customers reflected in the March 31, 1997 backlog is $683,609,000.

Not included in Marine Construction Services' backlog at March 31, 1997 and 1996 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $1,491,000,000 and $1,407,000,000, respectively.

Work has historically been performed on a fixed price, cost plus or day rate basis or combination thereof. More recently, certain partnering type contracts have seen the introduction of a risk and reward element wherein a portion of total compensation is tied to the overall performance of the alliance partners. This segment attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimation of such changes, which is reflected in the original price, or through price escalation clauses. Most long-term contracts have provisions for progress payments.

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

Oil company capital exploration and production budgets for calendar year 1997 are higher than 1996 expenditures. While oil prices remain flat, domestic natural gas prices have increased as compared to calendar year 1995. Expenditures in both domestic and international areas are expected to increase; domestic at a higher rate. Worldwide demand for offshore drilling rigs has increased and this, historically, has been a leading indicator for an increase in the need for marine construction services. This segment's markets are expected to begin to emerge from the competitive environment that has put pressure on margins in prior periods.

D.  PATENTS AND LICENSES

Many U. S. and foreign patents have been issued to International and it has many pending patent applications. Patents and licenses have been acquired and licenses have been granted to others when advantageous to International. While International regards its patents and licenses to be of value, no single patent or license or group of related patents or licenses is believed to be material in relation to its business as a whole.

E.  RESEARCH AND DEVELOPMENT ACTIVITIES

International conducts its principal research and development activities at its research centers in Alliance, Ohio and Lynchburg, Virginia; and also conducts development activities at its various manufacturing plants and engineering and design offices. During the fiscal years ended March 31, 1997, 1996 and 1995, approximately $50,749,000, $68,106,000 and $64,145,000, respectively, was spent by International on research and development activities, of which approximately $34,170,000, $45,106,000 and $44,240,000, respectively, was paid for by customers of International. Research and development activities were related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. International's new multi-million dollar clean environment development facility in Alliance, Ohio was constructed in response to present and future emission pollution standards in the U.S. and worldwide. Approximately 200 employees were engaged full time in research and development activities at March 31, 1997.

F.  INSURANCE

International maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which International considers uneconomical. Among such risks are war and confiscation of property in certain areas of the world, pollution liability in excess of relatively low limits and, in recent years, asbestos liability. Depending on competitive conditions and other factors, International endeavors to obtain contractual protection against uninsured risks from its customers.

However, there is no assurance that insurance or contractual indemnity protection, when obtained, will be sufficient or effective under all circumstances or against all hazards to which International may be subject.

International's insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of its utility customers. To protect against liability for damage to a customer's property, International obtains waivers of subrogation from the customer and its insurer and is generally named as an additional insured under the utility customer's nuclear property policy. To protect against liability from claims brought by third parties, International is insured under the utility customer's nuclear liability policies and has the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act, as amended (the "Act"). The Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of an amount which is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where International provides environmental remediation services, it seeks the same protection from its customers as it does for its other nuclear activities.

Although International does not own or operate any nuclear reactors, it has coverage under commercially available nuclear liability and property insurance for three of its four facilities which are licensed to possess special nuclear materials. The fourth facility operates primarily as a conventional research center. This facility is licensed to possess special nuclear material and has a small and limited amount of special nuclear material on the premises. Two of the four owned facilities are located at International's Lynchburg, Virginia site. These facilities are insured under a nuclear liability policy which also insures the facility of B&W Fuel Company ("BWFC") that was sold during fiscal year 1993. All three facilities share the same nuclear liability insurance limit as the commercial insurer would not allow BWFC to obtain a separate nuclear liability insurance policy. Due to the type or quantity of nuclear material present, two of the four facilities have the benefit of the indemnity and limitation of liability provisions of the Act, pursuant to Indemnity Agreements entered into with the U. S. Government. In addition, contracts to manufacture and supply nuclear fuel or nuclear components to the U. S. Government generally contain contractual indemnity clauses, which become effective at the time of shipment, whereby the U. S. Government has assumed the risks of public liability claims.

International's offshore construction business is subject to the usual risks of operations at sea, with additional exposure due to the utilization of expensive construction equipment, sometimes under extreme weather conditions, often in remote areas of the world. In addition, International operates in many cases on or in proximity to existing offshore facilities which are subject to damage by International and such damage could result in the escape of oil and gas into the sea.

The insurance coverage of International for products liability and employers' liability claims is subject to varying insurance limits which are dependent upon the year involved. The Babcock & Wilcox Company has an agreement with a majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. Pursuant to the agreement, The Babcock & Wilcox Company negotiates and settles these claims and bills these amounts to the appropriate insurers. For financial reporting purposes, a provision has been recognized to the extent that recovery of these amounts from International's insurers has not been determined to be probable. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers (see Note 11 to the consolidated financial statements), which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

International has two wholly owned insurance subsidiaries. To date, these subsidiaries have written policies concerning general and automobile liability, builders' risk within certain limits, marine hull, and workers' compensation for International and its subsidiaries. No significant amounts of insurance have been written for unrelated parties.

G.  EMPLOYEES

At March 31, 1997, International employed, under its direct supervision, approximately 24,600 persons compared with 25,400 at March 31, 1996. Approximately 4,600 employees were members of labor unions at March 31, 1997 as compared with approximately 6,400 at March 31, 1996. The majority of B&W's manufacturing facilities operate under union contracts which customarily are renewed every two to three years. There are no contracts covering B&W hourly
workers expiring during the next twelve months.   International considers its
relationship with its employees to be satisfactory.

H.  ENVIRONMENTAL REGULATIONS AND MATTERS

International is subject to the existing and evolving standards relating to the environment. These laws include the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") of 1980, and similar laws which provide for responses to and liability for releases of hazardous substances into the environment; and the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and other federal laws, each as amended, and similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. International's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. International believes that its facilities are in substantial compliance with current regulatory standards.

International's compliance with U.S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $468,000 in fiscal year 1997, and it expects to spend another $2,827,000 on such capital expenditures over the next five years. International cannot predict all of the environmental requirements or circumstances which will exist in the future, but it anticipates that environmental control and protection standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in pre-tax charges of approximately $8,821,000 in fiscal year 1997.

International has been identified as a potentially responsible party at various
cleanup sites under CERCLA.   International has not been determined to be a
major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on its relative contribution of waste to each site, International's share of the ultimate liability for the various sites is not expected to have a material effect on International's consolidated financial position, results of operations or liquidity in any given year.

Remediation projects have been or may be undertaken at certain of International's current and former plant sites, and, during fiscal year 1995, B&W completed subject to Nuclear Regulatory Commission ("NRC") certification, the decommissioning and decontamination of its former nuclear fuel processing plant at Apollo, Pennsylvania. All fabrication and support buildings have been removed, and all contaminated soil has been shipped to authorized disposal facilities. In fiscal year 1997, B&W was notified by the NRC that the Apollo plant site had been released for unrestricted use. The Apollo plant site is the first major nuclear facility in the U. S. to achieve "green-field" status after remediation, and will now be removed from the NRC's Site Decommissioning Management Plan. The nuclear license for the plant was terminated.

During fiscal year 1995, a decision was made to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania ("Parks Facilities"), and a provision of $41,724,000 for the decontamination, decommissioning and the closing of these facilities was recognized. Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination is proceeding as permitted by the existing NRC license. A decommissioning plan was submitted to the NRC for review and approval during January 1996. B&W expects to reach an agreement with the NRC in fiscal year 1998 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

The Department of Environmental Protection of the Commonwealth of Pennsylvania ("PADEP"), by letter dated March 19, 1994, advised B&W that it would seek monetary sanctions, and remedial and monitoring relief, related to B&W's Parks Facilities. The relief sought related to potential groundwater contamination related to the previous operations of the facilities. PADEP has recently advised B&W that is does not intend to assess any monetary sanctions provided that B&W continues its remediation program of the Parks Facilities.

International performs significant amounts of work for the U. S. Government under both prime contracts and subcontracts and operates certain facilities that are licensed to possess and process special nuclear materials and thus is subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the Nuclear Regulatory Commission.

Decommissioning regulations promulgated by the U.S. Nuclear Regulatory Commission require B&W to provide financial assurance that it will be able to pay the expected cost of decommissioning its facilities at the end of their service lives. B&W will continue to provide financial assurance of $18,163,000 during fiscal year 1998 by issuing letters of credit for the ultimate decommissioning of all its licensed facilities, except one. This facility, which represents the largest portion of B&W's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U.
S. Government.

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment (including decommissioning), does not have, nor is it expected to have, a material effect upon the consolidated financial position of International.

Item 3.  LEGAL PROCEEDINGS

Due to the nature of its business, International is, from time to time, involved in routine litigation related to its business activity. It is management's opinion that none of this litigation will have a material adverse effect on the consolidated financial position of International.

In addition to matters of the type referred to in the preceding paragraph, McDermott International and JRM are conducting an internal investigation, with the assistance of outside counsel, of allegations of wrongdoing by a limited number of former employees of McDermott International and JRM and by others. McDermott International and JRM notified the appropriate authorities of their investigation in April 1997. In June 1997, McDermott International received a federal grand jury subpoena for documents relating principally to an investigation of possible anti-competitive activity in the heavy-lift barge service business of JRM and HeereMac. In July 1997, McDermott International received an informal request from the Securities and Exchange Commission for the voluntary production of documents. McDermott International and JRM are cooperating with the authorities. The allegations which are the subject of the internal investigation, if true, and the outcome of the grand jury proceedings, could result in civil and/or criminal liability. At this time, McDermott International and JRM do not have sufficient information to predict the ultimate outcome of this matter.

See Item 1F and Note 11 to the consolidated financial statements regarding International's potential liability for non-employee products liability asbestos claims.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 P A R T   I I


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

McDermott International's Common Stock is traded on the New York Stock Exchange. High and low stock prices and dividends declared for the fiscal years ended March 31, 1996 and 1997 follow:


                               FISCAL YEAR 1996
                               ----------------


                                                     CASH
                                   SALES PRICE     DIVIDENDS
  QUARTER ENDED                  HIGH       LOW    DECLARED
  -------------                  ----       ---    ---------

  June 30, 1995             $      28   $ 23 - 1/4   $ 0.25

  September 30, 1995         25 - 3/8     19 - 5/8     0.25

  December 31, 1995          22 - 1/8     15 - 3/8     0.25

  March 31, 1996             21 - 3/4     17 - 7/8     0.25



                               FISCAL YEAR 1997
                               ----------------
                                                     CASH
                                   SALES PRICE     DIVIDENDS
  QUARTER ENDED                  HIGH       LOW    DECLARED
  -------------                  ----       ---    ---------
  June 30, 1996             $23 - 1/4   $ 19 - 1/4   $ 0.25

  September 30, 1996         22 - 1/4     17 - 7/8     0.25

  December 31, 1996          22 - 1/2           16     0.05

  March 31, 1997             22 - 7/8           16     0.05

As of March 31, 1997, the approximate number of record holders of Common Stock was 5,684.

Item 6.  SELECTED FINANCIAL DATA

                                                 FOR THE FISCAL YEARS ENDED MARCH 31,
                                        1997         1996        1995        1994         1993
                                        ----         ----        ----        ----         ----
                                             (In thousands, except for per share amounts)
Revenues                             $3,150,850   $3,244,318  $3,043,680  $3,059,912   $3,172,555

Income (Loss) before Extraordinary
  Items and Cumulative Effect of
   Accounting Changes                $ (206,105)  $   20,625  $   10,876  $   89,956   $   67,323

Net Income (Loss)                    $ (206,105)  $   20,625  $    9,111  $  (10,794)  $ (188,732)

Primary and Fully Diluted
  Earnings (Loss) Per Common Share:
Income (Loss) before Extraordinary
  Items and Cumulative Effect of
  Accounting Changes                 $    (3.92)  $     0.23  $     0.05  $     1.57   $     1.29

Net Income (Loss)                    $    (3.92)  $     0.23  $     0.02  $    (0.32)  $    (3.63)

Total Assets                         $4,599,482   $4,387,251  $4,751,670  $4,223,569   $3,092,963

Long-Term Debt                       $  667,174   $  576,256  $  579,101  $  667,066   $  583,211
Subsidiary's Redeemable Preferred
  Stocks                                170,983      173,301     179,251     196,672      204,482
                                     ----------  -----------  ----------  ----------   ----------
Total                                $  838,157  $   749,557  $   758,352  $ 863,738   $  787,693

Cash Dividends Per Common Share      $     0.60  $      1.00  $      1.00  $    1.00   $     1.00


See Note 18 to the consolidated financial statements for significant items included in fiscal year 1997 and 1996 results. Fiscal year 1995 results include a $46,489,000 charge for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility, a $14,478,000 charge for the reduction of estimated products liability asbestos claims recoveries from insurers, and a $26,300,000 benefit for a reduction in accrued interest expense due to the settlement of outstanding tax issues. Fiscal year 1993 results include a $23,968,000 gain from the sale of interests in its two commercial nuclear joint ventures.

See Note 3 to the consolidated financial statements regarding the change to the cost method of accounting for International's investment in the HeereMac joint venture in fiscal year 1997. Equity in income of HeereMac was $1,083,000, $6,244,000, $79,386,000, and $44,318,000 in fiscal years 1996, 1995, 1994 and
1993, respectively. Beginning with fiscal year 1997, only distributions of profits received from HeereMac will be included in income. International received distributions of profits from HeereMac of $25,741,000 and $42,899,000 in fiscal years 1995 and 1994, respectively. There were no distributions of profits in fiscal years 1997, 1996 or 1993. See Note 2 regarding acquisitions in fiscal years 1996 and 1995. See Note 1 regarding the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112 in fiscal year 1995. Fiscal year 1994 includes the cumulative effect of the adoption of Emerging Issues Task Force Issue No. 93-5. Fiscal year 1993 includes the cumulative effect of the adoption of SFAS No. 106 and SFAS No. 109. See Note 11 regarding the uncertainty as to the ultimate loss relating to products liability asbestos claims and an internal investigation of allegations of wrongdoing by a limited number of former employees of McDermott International and JRM, and by others.

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

In general, both of International's business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

Revenues of the Power Generation Systems and Equipment segment are largely a function of capital spending by the electric power generation industry and by the U.S. Government. This segment has recently experienced weak and difficult markets in nearly all of its product lines. Domestic utility original equipment markets remain sluggish as growth in demand remains modest and the electric power industry transitions from a regulated to a competitive environment. However, demand for services to the domestic utility industry and for nuclear fuel assemblies and reactor components for the U.S. Navy continue at significant levels. In addition, foreign markets for industrial and utility boilers remain strong in Asia and the Middle East.

Revenues of the Marine Construction Services segment are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. This segment's operating results have been adversely affected by a substantial decline in significant development projects in Southeast Asia, and low margins in all of its other major markets. International expects improvements in its markets, especially in Southeast Asia and the Gulf of Mexico. Consolidated backlog has increased significantly and there have been some pricing improvements.

The foregoing statements regarding International's markets and other statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. These include uncertainties relating to deregulation and the Clean Air Act, as well as offshore development decisions to be made by oil and gas exploration and development companies.

FISCAL YEAR 1997 VS FISCAL YEAR 1996

Power Generation Systems and Equipment's revenues decreased $194,089,000 to $1,514,477,000 primarily due to lower revenues from the fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, construction of cogeneration plants, nuclear services and replacement parts. These decreases were partially offset by higher revenues from commercial nuclear environmental services.

Power Generation Systems and Equipment's segment operating income (loss) decreased $105,821,000 from income of $24,836,000 to a loss of $80,985,000. A provision for estimated future non-employee products asbestos claims, the write-down of an equity investment in a domestic cogeneration joint venture and an asset impairment loss on a domestic manufacturing facility, net of gains on asset disposals, resulted in an increase in segment loss of $80,446,000 in the current year. There were also lower volume and margins on the fabrication and erection of fossil fuel steam and environmental control systems and on replacement parts. There were also lower volume on replacement nuclear steam generators, lower margins on plant enhancement projects, cost overruns on a contract for a Canadian cogeneration plant and increased severance and relocation costs. These decreases were partially offset by higher volume and margins on commercial nuclear environmental services and lower workers' compensation expense.

Power Generation Systems and Equipment's equity in income of investees, which represents the results of approximately 15 active joint ventures, decreased $34,482,000 to $2,007,000. The income in fiscal year 1996 was primarily due to the gain on the sale of power purchase contracts back to a local utility. There were also lower operating results in three of the joint ventures in the current year.

Backlog for this segment at March 31, 1997 and 1996 was $2,344,951,000 and $2,261,799,000, respectively. At March 31, 1997, this segment's backlog with the U.S. Government was $797,470,000 (of which $26,448,000 had not been funded) and includes orders for nuclear fuel assemblies and reactor components for the U.S. Navy. These orders are expected to continue to comprise a substantial portion of backlog with the U.S. Government as B&W is the sole source provider of these nuclear fuel assemblies and reactor components.

Marine Construction Services' revenues increased $98,148,000 to $1,653,678,000, primarily due to higher volume in North America, the Middle East and the Far East. In addition, there was higher volume from barge construction activities in domestic shipyard operations and increased ship repair activities in Mexican operations. These were partially offset by lower volume in the North Sea and in engineering and construction activities. There was also lower leasing revenues due to the sale of the DB101 and DB102 to the HeereMac joint venture.

Marine Construction Services' segment operating income (loss) decreased $66,171,000 from income of $51,465,000 to a loss of $14,706,000. Net gains on asset disposals, after deduction for certain writedowns of asset valuations, were $4,410,000 in fiscal year

1997 and $40,138,000 in fiscal year 1996. Excluding these net gains, operating income decreased $30,443,000. The decrease was primarily due to lower volume in the North Sea, lower leasing activities due to the sale of the DB101 and DB102, lower margins in the Far East, and the completion of profitable contracts in West Africa in the prior year as well as cost overruns on domestic barge operations in the current year. These were partially offset by higher volume in North America and the Middle East.

Marine Construction Services' equity in income (loss) of investees decreased $18,054,000 from income of $11,949,000 to a loss of $6,105,000. This decrease was primarily due to the lower results from the McDermott-ETPM West, Inc. joint venture. Revenues of the McDermott-ETPM West, Inc. joint venture increased $97,207,000 to $347,849,000 in fiscal year 1997 primarily due to increased volume in the North Sea and West Africa. Equity in income of this joint venture decreased $19,366,000 to a loss of $16,833,000 in fiscal year 1997 primarily due to lower margins in West Africa. In addition, there were favorable results from a Mexican joint venture.

Backlog for this segment at March 31, 1997 and 1996 was $1,882,471,000 and $1,137,597,000, respectively. Not included in backlog at March 31, 1997 and 1996 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $1,491,000,000 and $1,407,000,000, respectively.

Interest income increased $9,504,000 to $46,742,000 primarily due to interest on the promissory note received as part of the consideration from the sale of the DB101 and DB102.

Interest expense increased $10,788,000 to $95,100,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense decreased $4,468,000 to $5,562,000 primarily due to minority shareholder participation in the operating results of JRM.

Other-net expense increased $10,701,000 to $19,532,000 primarily due to a loss of $19,446,000 in the current year for insolvent insurers providing coverage for estimated future non-employee asbestos claims, partially offset by foreign currency transaction gains in the current year compared to foreign currency transaction losses in the prior year.

The provision for income taxes decreased $15,671,000 from a provision of $1,079,000 to a benefit of $14,592,000, while income before income taxes decreased $242,401,000 from income of $21,704,000 to a loss of $220,697,000. The decrease in income taxes is primarily due to a decrease in income offset, in part, due to a limitation on the recognition of income tax benefits in the U. S. In addition, International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate. As a result of these factors, the benefit from income taxes was 7% of pre-tax loss in fiscal year 1997 compared to a provision for income taxes of 5% of pre-tax income in fiscal year 1996.

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

Power Generation Systems and Equipment's segment operating income increased $11,189,000 to $24,836,000 due to provisions of $46,489,000 for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility in the prior year. In addition, there were higher volume and margins from replacement nuclear steam generators, improved margins from fabrication of fossil fuel steam and environmental control systems (including a license buyout agreement of $8,574,000) and higher volume from defense and space-related products (other than nuclear fuel assemblies and reactor components). There was also a gain on the sale of a manufacturing facility. These increases were offset by the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations. There were also lower margins from engineering, procurement and construction of cogeneration plants. In addition, there were lower volume and margins from the repair and alteration of existing fossil fuel steam systems and industrial boilers, plant enhancement projects and from operations and maintenance contracts.

Power Generation Systems and Equipment's equity in income of investees increased $28,125,000 to $36,489,000. This represents the results of approximately 16 active joint ventures, but is primarily due to a nonrecurring equity income gain of $30,612,000 resulting from the sale of power purchase contracts back to a local utility.

Marine Construction Services' revenues increased $164,611,000 to $1,555,530,000, primarily due to higher purchased engineered equipment and subcontract activities in the North Sea related to the B.P. Exploration Foinaven Development program west of the Shetlands in the North Atlantic and revenues resulting from the acquisition of OPI. There were also higher revenues on marine and engineering activities in North America. These increases were partially offset by lower revenues in the Far East and domestic shipyard operations.

Marine Construction Services' segment operating income increased $13,060,000 to $51,465,000. Excluding the gain of $34,788,000 from the sale of an interest in Caspian Sea oil fields, segment operating income decreased $21,728,000 due to higher amortization expense relating to goodwill and other intangibles resulting from the acquisition of OPI on January 31, 1995. There were lower margins due to the completion of higher profit margin contracts in the Far East and the Middle East during fiscal 1995, lower volume in the Far East this year, and lower operating income in North America on offshore activities because of weather downtime and lower margins on certain contracts. This decrease was partially offset by a favorable insurance adjustment of $12,000,000, a net gain on asset disposals, higher volume and margins in North America on fabrication activities, and higher margins on shipyard operations. During fiscal year 1995, there were also operating losses associated with the fabrication yard in Scotland and accelerated depreciation of $4,314,000 on certain marine equipment in the Far East.

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

Minority interest expense decreased $2,137,000 to $10,030,000 primarily due to minority shareholder participation in the increased losses of the McDermott-ETPM East joint venture.

Other-net expense decreased $30,770,000 to $8,831,000. This decrease was primarily due to a loss related to the reduction of estimated products liability asbestos claim recoveries of $14,478,000 from insurers and a provision for the settlement of a lawsuit, both in the prior year.

The provision for income taxes increased $21,122,000 from a benefit of $20,043,000 to a provision of $1,079,000, while income before income taxes and cumulative effect of accounting change increased $30,871,000 from a loss of $9,167,000 to income of $21,704,000. The increase in income taxes is primarily due to an increase in income partially offset by a reappraisal of $5,600,000 of liabilities in certain foreign tax jurisdictions.

Effect of Inflation and Changing Prices

International's financial statements are prepared in accordance with generally accepted accounting principles, using historical dollar accounting (historical cost). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

The management of International is cognizant of the effects of inflation and, in order to minimize the negative impact of inflation on its operations, attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimation of such changes, which is reflected in an original price, or through price escalation clauses in its contracts.


Liquidity and Capital Resources

During fiscal year 1997, International's cash and cash equivalents increased $19,120,000 to $257,783,000 and total debt increased $308,517,000 to
$1,119,031,000 primarily due to the issuance of $250,000,000 principal amount of JRM's 9.375% Senior Subordinated Notes due 2006 and secured borrowings of $93,769,000 on transfers of receivables (See Notes 1 and 5 to the consolidated financial statements). During this period, International provided cash of $106,647,000 from operating activities and received cash of $106,304,000 from asset disposals and $24,500,000 from returns from investees. International used cash of $241,336,000 for net purchases of investments; $91,371,000 for additions to property, plant and equipment; $51,947,000 for dividends on McDermott International's common and preferred stocks; $31,687,000 for repayment of long-term debt; $31,030,000 for investments in equity investees; and $2,250,000 for the repurchase of a subsidiary's preferred stock to satisfy current and future sinking fund requirements.

Cash from asset disposals includes proceeds of $38,400,000 from the sale of International's interest in CCC Fabricaciones y Construcciones, S.A. de C.V. (a Mexican joint venture), 2 derrick barges, and other assets to Global Industries, Ltd., proceeds of $19,000,000 from the sale of International's shipyard facilities in Morgan City, Louisiana and certain work-in-progress and proceeds of $15,050,000 from the sale of a marine vessel by HeereMac on behalf of International.

Pursuant to an agreement with the majority of its principal insurers, International negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in the process, reimbursement is usually delayed
for three months or more.   The average amount of these claims (historical
average of approximately $6,000 per claim over the last three years) has continued to rise. Claims paid in fiscal year 1997 were $188,205,000, of which $170,003,000 has been recovered or is due from insurers. At March 31, 1997, receivables of $80,085,000 were due from insurers for reimbursement of settled claims. The increase in amounts classified current for products liability asbestos claims and insurance recoverable at March 31, 1997 reflects management's intention to reduce the level of unpaid asserted claims over the next several quarters. The number of non-employee asbestos claims, which had declined moderately since fiscal year 1990, increased during the second half of fiscal year 1995 and the first half of fiscal year 1996, but decreased the second half of fiscal year 1996. Based on information then currently available, management believed that the increase represented an acceleration in the timing of receipt of claims but did not represent an increase in the total liability. The number of claims, however, increased during the first nine months of fiscal year 1997 and during that period management was investigating and evaluating the basis for the increase. As a result of this investigation and evaluation, in the fourth quarter of fiscal year 1997 International recorded an additional estimated liability for future non-employee asbestos claims of $427,001,000, estimated related insurance recoveries of $354,601,000 and a loss of $72,400,000 for estimated future claims for which recovery from insurers was not determined to be probable. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Settlement of the liability
is expected to occur over approximately the next 15 years.   Estimated insurance
recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ
materially from amounts provided in the consolidated financial statements.   The
collection delays and the amount of claims paid for which insurance recovery is not probable have not had a material adverse effect on International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment increased $5,533,000 to $91,371,000 in fiscal year 1997. The majority of fiscal year 1997 expenditures were to maintain, replace and upgrade existing facilities and equipment. International has committed to make capital expenditures of approximately $25,333,000 during fiscal 1998.

At March 31, 1997 and 1996, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $93,769,000 and $107,000,000, respectively, under an agreement with a U.S. bank. During fiscal year 1997, the maximum sales limit available under the agreement was reduced from $140,000,000 to $125,000,000 and is subject to annual renewal. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not greater than the maximum sales limit available) from time to time. Beginning January 1, 1997, International accounts for these sales as secured borrowings (See Notes 1 and 5 to the consolidated financial statements).

At March 31, 1997 and 1996, McDermott International and its subsidiaries had available various uncommitted short-term lines of credit from banks totaling $179,137,000 and $439,610,000, respectively. Borrowings against these lines of credit at March 31, 1997 and 1996 were $53,165,000 and $149,067,000, respectively. The reduction in borrowings against uncommitted short-term lines of credit is primarily due to the collection of the Foinaven project receivables and repayment of the project financing debt during the fiscal year. At March 31, 1997 and 1996, respectively, there were borrowings of

$150,000,000 and $50,000,000 under the $150,000,000 unsecured committed revolving credit facility of The Babcock & Wilcox Company (the "B&W Revolver"). During May and June 1997, The Babcock & Wilcox Company repaid all amounts outstanding under the B&W Revolver. As a condition to borrowing under the B&W Revolver, The Babcock & Wilcox Company must comply with certain requirements. In July 1997, these requirements of the B&W Revolver were amended so that The Babcock & Wilcox Company may borrow under this facility in the future. During fiscal year 1998 borrowings by The Babcock & Wilcox Company through the B&W Revolver are expected to be minimal as The Babcock & Wilcox Company expects to be able to fund itself from operating cash flow.

JRM is party to an unsecured and committed revolving credit facility (the "JRM Revolver") with a group of banks. There were no borrowings outstanding at March 31, 1997 and 1996 under the JRM Revolver. As a condition to borrowing under the JRM Revolver, JRM must comply with certain requirements. Presently, JRM cannot satisfy these requirements and cannot borrow under the JRM Revolver. The JRM Revolver also limits the amount of funds which JRM can borrow from other sources and JRM is currently at such limits. However, it is not anticipated JRM will need to borrow funds under the JRM Revolver during fiscal year 1998.

The Delaware Company and JRM are restricted, as a result of covenants in credit agreements, in their ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1997, substantially all of the net assets of the Delaware Company and JRM were subject to such restrictions. It is not expected that these restrictions will have any significant effect on McDermott International's liquidity.

International maintains an investment portfolio of government obligations and
other investments.   The fair value of short and long-term investments in debt
securities at March 31, 1997 was $485,541,000. At March 31, 1997, approximately $103,315,000 fair value of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

Over the past several years, International has entered into certain investments in oil and gas projects in the former Soviet Union. In April 1997, International sold its last Soviet Union oil and gas interest which was in the Sakhalin Energy Investment Company Ltd., to other members of the consortium. International received proceeds of approximately $122,000,000.

Working capital decreased $106,415,000 to $225,571,000 at March 31, 1997 due, in part, to the classification of JRM's 12.875% Guaranteed Senior Notes as a current liability due to JRM's decision to redeem such Notes on July 15, 1997. During fiscal year 1997, JRM issued $250,000,000 principal amount of 9.375% Senior Subordinated Notes due 2006 and received net proceeds of $244,375,000 which were used primarily to repay intercompany indebtedness (including interest) of approximately $239,000,000 owed to McDermott International. McDermott International used $50,000,000 of the proceeds to reduce short-term debt and invested the remainder of the proceeds in its investment portfolio. During fiscal year 1998, International expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, sales of non-strategic assets, cash and cash equivalents, investments in debt securities and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact International's liquidity or capital resources.

JRM's joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements.

As of the Board of Directors meeting held November 7, 1996, McDermott International's quarterly dividends on its Common Stock were reduced from $0.25 per share to $0.05 per share. Its dividend of $0.71875 per share on its Series C Cumulative Convertible Preferred Stock remained unchanged. The Delaware Company's quarterly dividends are $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock. McDermott International's quarterly dividends were $0.05 per share in the last two quarters in fiscal year 1997 and $0.25 per share in the first two quarters of fiscal year 1997 and in fiscal year 1996. The Delaware Company's quarterly dividends were at the same rates in 1997 and 1996.

At March 31, 1997, the ratio of long-term debt to total stockholders' equity was
1.53 as compared with 0.84 at March 31, 1996.

International has provided a valuation allowance ($72,328,000 at March 31, 1997) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets at March 31, 1997 are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving the sales of appreciated assets. Uncertainties that affect the ultimate realization of deferred tax assets are the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been
considered in determining the valuation allowance.   Management will continue to
assess the adequacy of the valuation allowance on a quarterly basis.

On October 7, 1996, McDermott International, Inc. announced that its Board of Directors had directed management to implement a series of steps to improve International's financial and operating performance. Management was directed to focus International on its core business lines and dispose of non-core businesses and underperforming assets. Core business lines include the power generation and government operations of B&W and the marine construction operations of JRM. Management was also directed to realign the operations of B&W's Power Generation Group consistent with the current demands of the worldwide power generation market. This included the rationalization of manufacturing overcapacity and continued reduction in personnel. Finally, management was directed to continue efforts to reduce personnel and other costs at the operating and corporate headquarters of both McDermott International and JRM. Business and asset disposals associated with this directive have not been completed.

New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, International will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and stock appreciation rights will be excluded. For the fiscal years 1997, 1996 and 1995, the new standard will have no impact on previously reported amounts.

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP provides guidance with respect to the recognition, measurement, and disclosure of environmental remediation liabilities. International believes that its accounting for environmental remediation liabilities is essentially in compliance with the SOP. International will formally adopt SOP 96-1 in fiscal year 1998, and does not believe the effect of the adoption will be material.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              COMPANY REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

International has prepared the consolidated financial statements and related financial information included in this report. International has the primary responsibility for the financial statements and other financial information and for ascertaining that the data fairly reflects the financial position and results of operations of International. The financial statements were prepared in accordance with generally accepted accounting principles, and necessarily reflect informed estimates and judgments by appropriate officers of International with appropriate consideration given to materiality.

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

International's accompanying consolidated financial statements have been audited by its independent auditors, who provide International with expert advice on the application of U. S. generally accepted accounting principles to International's business and also provide an objective assessment of the degree to which International meets its responsibility for the fairness of financial reporting. They regularly evaluate the internal control structure and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements. The report of the independent auditors appears elsewhere herein.

The Board of Directors pursues its responsibility for International's consolidated financial statements through its Audit Committee, which is composed solely of directors who are not officers or employees of International. The Audit Committee meets periodically with the independent auditors and management to review matters relating to the quality of financial reporting and internal control structure and the nature, extent and results of the audit effort. In addition, the Audit Committee is responsible for recommending the engagement of independent auditors for International to the Board of Directors, who in turn submit the engagement to the stockholders for their approval. The independent auditors have free access to the Audit Committee.

July 10, 1997

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
McDermott International, Inc.


We have audited the accompanying consolidated balance sheet of McDermott International, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDermott International, Inc. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for postemployment benefits and investment securities in 1995.

                                               ERNST & YOUNG LLP


New Orleans, Louisiana
July 10, 1997

                         McDERMOTT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1997 and 1996

                                    ASSETS
                                                         1997        1996
                                                      ----------  ----------
                                                          (In thousands)
Current Assets:
 Cash and cash equivalents                            $  257,783  $  238,663
 Short-term investments in debt securities                75,946           -
 Accounts receivable - trade                             547,082     457,049
 Accounts and note receivable - unconsolidated
   affiliates                                             66,074      57,691
 Accounts receivable - other                             185,138     162,335
 Insurance recoverable - current                         183,000     116,280
 Contracts in progress                                   326,512     465,876
 Inventories                                              66,322      68,981
 Deferred income taxes                                    60,866      93,104
 Other current assets                                     65,604      64,559
--------------------------------------------------------------------------------
 Total Current Assets                                  1,834,327   1,724,538
--------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:
 Land                                                     29,876      34,097
 Buildings                                               214,142     240,393
 Machinery and equipment                               1,485,396   1,575,530
 Property under construction                              34,886      40,083
--------------------------------------------------------------------------------
                                                       1,764,300   1,890,103
 Less accumulated depreciation                         1,164,555   1,199,416
--------------------------------------------------------------------------------
Net Property, Plant and Equipment                        599,745     690,687
--------------------------------------------------------------------------------
Investments in Debt Securities:
 Government obligations                                  291,538     132,674
 Other investments                                       118,057     109,352
--------------------------------------------------------------------------------
     Total Investments in Debt Securities                409,595     242,026
--------------------------------------------------------------------------------
Insurance Recoverable                                    720,913     606,963
--------------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets of
 Purchased Businesses Less Accumulated Amortization
 of $158,523,000 at  March 31, 1997
 and $126,882,000 at March 31, 1996                      423,095     460,058
--------------------------------------------------------------------------------
Prepaid Pension Costs                                    303,825     283,656
--------------------------------------------------------------------------------
Other Assets                                             307,982     379,323
--------------------------------------------------------------------------------
 TOTAL                                                $4,599,482  $4,387,251
================================================================================
See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                      1997       1996
                                                        --------   --------
                                                           (In thousands)
Current Liabilities:
 Notes payable and current
  maturities of long-term debt                        $  451,857  $  234,258
 Accounts payable                                        268,274     264,930
 Environmental and products liabilities - current        211,841     161,062
 Accrued employee benefits                               106,498      98,159
 Accrued liabilities - other                             343,744     410,103
  Advance billings on contracts                          200,163     187,378
   U.S. and foreign income taxes                          26,379      36,662
--------------------------------------------------------------------------------
     Total Current Liabilities                         1,608,756   1,392,552
--------------------------------------------------------------------------------
Long-Term Debt                                           667,174     576,256
--------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation            400,445     401,321
--------------------------------------------------------------------------------
Environmental and Products Liabilities                   903,379     721,740
--------------------------------------------------------------------------------
Other Liabilities                                        250,885     268,975
--------------------------------------------------------------------------------
Contingencies
--------------------------------------------------------------------------------
Minority Interest:
  Subsidiary's redeemable preferred stocks               170,983     173,301
  Other minority interest                                160,859     168,586
--------------------------------------------------------------------------------
         Total Minority Interest                         331,842     341,887
--------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 Series C $2.875 cumulative
   convertible, par value $1.00 per share,
   (liquidation preference $143,750,000)                   2,875       2,875
  Common stock, par value $1.00 per share,
   authorized 150,000,000 shares; outstanding
   54,936,956 at March 31, 1997 and
   54,435,823 at March 31, 1996                           54,937      54,436
 Capital in excess of par value                          962,445     949,022
 Deficit                                                (538,163)   (290,968)
 Minimum pension liability                                (2,148)     (1,428)
 Net unrealized loss on investments                       (4,132)     (1,875)
  Currency translation adjustments                       (38,813)    (27,542)
--------------------------------------------------------------------------------
         Total Stockholders' Equity                      437,001     684,520
--------------------------------------------------------------------------------
         TOTAL                                        $4,599,482  $4,387,251
================================================================================

                         McDERMOTT INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997

                                         1997         1996        1995
                                      -----------  ----------  -----------
                                                 (In thousands)

Revenues                              $3,150,850   $3,244,318  $3,043,680
--------------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding
  depreciation and amortization)       2,878,972    2,834,373   2,636,640
 Depreciation and amortization           151,581      139,875     115,558
 Selling, general and
  administrative expenses                262,918      274,772     276,076
--------------------------------------------------------------------------------
                                       3,293,471    3,249,020   3,028,274
--------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals and
  Impairments - Net                         (526)      43,903      (2,282)
--------------------------------------------------------------------------------
Operating Income (Loss) before Equity
  in Income of Investees                (143,147)      39,201      13,124
Equity in Income (Loss) of Investees      (4,098)      48,438      33,852
--------------------------------------------------------------------------------
Operating Income  (Loss)                (147,245)      87,639      46,976
--------------------------------------------------------------------------------
Other Income (Expense):
 Interest income                          46,742       37,238      52,740
 Interest expense                       (95,100)     (84,312)     (57,115)
 Minority interest                       (5,562)     (10,030)     (12,167)
 Other-net                              (19,532)      (8,831)     (39,601)
--------------------------------------------------------------------------------
                                        (73,452)     (65,935)     (56,143)
--------------------------------------------------------------------------------
Income (Loss) before Provision for
 (Benefit from) Income Taxes and
 Cumulative Effect of Accounting
 Change                                (220,697)      21,704       (9,167)
Provision for (Benefit from)
 Income Taxes                           (14,592)       1,079      (20,043)
--------------------------------------------------------------------------------
Income (Loss) before Cumulative
 Effect of Accounting Change           (206,105)      20,625       10,876
Cumulative Effect of Accounting
 Change                                       -            -       (1,765)
--------------------------------------------------------------------------------
Net Income (Loss)                     $(206,105)   $  20,625   $    9,111
================================================================================
Net Income (Loss) Applicable to
 Common Stock (after Preferred
 Stock Dividends)                     $(214,371)   $  12,359   $      845
================================================================================

                                                                       CONTINUED

                                      1997     1996    1995
                                      ----     ----    ----

EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE:

 Primary and Fully Diluted:
      Income before cumulative
        effect of accounting
        change                      $ (3.92)  $ 0.23   $ 0.05
      Accounting change                   -        -    (0.03)
--------------------------------------------------------------------------------
      Net income (loss)             $ (3.92)  $ 0.23   $ 0.02
================================================================================

CASH DIVIDENDS:

 Per common share                   $  0.60   $ 1.00   $ 1.00
 Per preferred share                $  2.88   $ 2.88   $ 2.88
--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997
                   (In thousands, except for share amounts)

                                                          Preferred Stock
                                                             Series C                    Common Stock
                                                 ------------------------------  ----------------------------
                                                    Shares       Par Value      Shares        Par Value
                                                 -------------  ------------  ------------  --------------
Balance March 31, 1994                             2,875,000    $    2,875    53,444,467    $     53,444
------------------------------------------------------------------------------------------------------------------------------------

Adoption of SFAS 115                                       -             -             -               -
Net income                                                 -             -             -               -
Minimum pension liability
Loss on investments                                        -             -             -               -
Translation adjustments                                    -             -             -               -
Common stock dividends                                     -             -             -               -
Preferred stock dividends                                  -             -             -               -
Acquisition of OPI by JRM                                  -             -             -               -
Exercise of JRM stock options                              -             -             -               -
Exercise of stock options                                  -             -       147,217             148
Tax benefit on stock options                               -             -             -               -
Restricted stock purchases - net                           -             -        55,030              55
Redemption of preferred shares                             -             -             -               -
Contributions to thrift plan                               -             -       312,883             313
Deferred career executive
 stock plan expense                                        -             -             -               -
------------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1995                             2,875,000         2,875    53,959,597          53,960
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                 -             -             -               -
Minimum pension liability                                  -             -             -               -
Gain on investments                                        -             -             -               -
Translation adjustments                                    -             -             -               -
Common stock dividends                                     -             -             -               -
Preferred stock dividends                                  -             -             -               -
JRM equity transactions                                    -             -             -               -
Exercise of stock options                                  -             -        76,005              76
Restricted stock purchases - net                           -             -        99,270              99
Redemption of preferred shares                             -             -             -               -
Contributions to thrift plan                               -             -       300,951             301
Deferred career executive
 stock plan expense                                        -             -             -               -
------------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1996                             2,875,000         2,875    54,435,823          54,436
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                                   -             -             -               -
Minimum pension liability                                  -             -             -               -
Loss on investments                                        -             -             -               -
Translation adjustments                                    -             -             -               -
Common stock dividends                                     -             -             -               -
Preferred stock dividends                                  -             -             -               -
JRM equity transactions                                    -             -             -               -
Exercise of stock options                                  -             -        22,779              23
Tax benefit on stock options                               -             -             -               -
Restricted stock purchases - net                           -             -       171,290             171
Awards  of common stock                                    -             -           975               1
Redemption of preferred shares                             -             -             -               -
Contributions to thrift plan                               -             -       306,089             306
Deferred career executive
 stock plan expense                                        -             -             -               -
------------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 1997                             2,875,000    $    2,875    54,936,956    $     54,937
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

          Capital       Retained      Minimum     Unrealized     Currency         Total
         in Excess      Earnings      Pension      Loss on      Translation    Stockholders'
       of Par Value     (Deficit)     Liability   Investments    Adjustment       Equity
       ------------     ----------   ----------   -----------   -----------    ------------
       $    730,987     $ (196,216)  $     (931)  $         -   $   (47,901)   $    542,258
-------------------------------------------------------------------------------------------------------
                  -              -            -        (4,095)            -          (4,095)
                  -          9,111            -             -             -           9,111
                  -              -          540             -             -             540
                  -              -            -        (3,955)            -          (3,955)
                  -              -            -             -        15,597          15,597
                  -        (53,690)           -             -             -         (53,690)
                  -         (8,266)           -             -             -          (8,266)
            189,793              -            -             -         7,416         197,209
               (151)             -            -             -             -            (151)
              2,991              -            -             -             -           3,139
              2,642              -            -             -             -           2,642
                  -              -            -             -             -              55
                239              -            -             -             -             239
              7,400              -            -             -             -           7,713
              2,233              -            -             -             -           2,233
-------------------------------------------------------------------------------------------------------
            936,134       (249,061)        (391)       (8,050)      (24,888)        710,579
-------------------------------------------------------------------------------------------------------
                  -         20,625            -             -             -          20,625
                  -              -       (1,037)            -             -          (1,037)
                  -              -            -         6,175             -           6,175
                  -              -            -             -        (2,654)         (2,654)
                  -        (54,266)           -             -             -         (54,266)
                  -         (8,266)           -             -             -          (8,266)
              2,382              -            -             -             -           2,382
              1,935              -            -             -             -           2,011
               (308)             -            -             -             -            (209)
                206              -            -             -             -             206
              6,046              -            -             -             -           6,347
              2,627              -            -             -             -           2,627
-------------------------------------------------------------------------------------------------------
            949,022       (290,968)      (1,428)       (1,875)      (27,542)        684,520
-------------------------------------------------------------------------------------------------------
                  -       (206,105)           -             -             -        (206,105)
                  -              -         (720)            -             -            (720)
                  -              -            -        (2,257)            -          (2,257)
                  -              -            -             -       (11,271)        (11,271)
                  -        (32,824)           -             -             -         (32,824)
                  -         (8,266)           -             -             -          (8,266)
              1,339              -            -             -             -           1,339
                371              -            -             -             -             394
                 41              -            -             -             -              41
                 (5)             -            -             -             -             166
                 20              -            -             -             -              21
                 68              -            -             -             -              68
              5,724              -            -             -             -           6,030
              5,865              -            -             -             -           5,865
-------------------------------------------------------------------------------------------------------
        $   962,445     $ (538,163)  $   (2,148)  $    (4,132)  $    (38,813)  $    437,001
-------------------------------------------------------------------------------------------------------

                  McDERMOTT INTERNATIONAL, INC. CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                1997            1996        1995
                                                           ---------       ---------   ---------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                       $   (206,105)     $   20,625  $    9,111
--------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                              151,581         139,875     115,558
  Equity in income or (loss) of investees,
     less dividends                                           17,422          (5,963)     42,629
  (Gain) loss on asset disposals and
     impairments - net                                           526         (43,903)      2,282
  Provision for (benefit from) deferred taxes                   (211)          9,121      (3,896)
  Cumulative effect of accounting change                           -               -       1,765
  Other                                                        6,525          (8,786)      1,954
  Changes in assets and liabilities, net of effects
   from acquisitions:
     Accounts receivable                                       7,978         (16,613)      1,688
     Accounts payable                                          3,443         (43,187)    (34,637)
     Inventories                                                 123          (3,027)      5,000
     Net contracts in progress and advance
      billings                                               139,188        (173,416)    (37,891)
     Income taxes                                             (6,026)        (32,957)    (38,277)
     Accrued liabilities                                     (26,936)         28,774     (32,243)
     Other, net                                              (32,609)        (10,126)    (82,848)
     Products and environmental liabilities                   86,812          18,227      58,083
Proceeds from insurance for products liabilities claims      153,141         107,481     105,314
Payments of products liabilities claims                     (188,205)       (151,961)   (126,151)
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                       106,647        (165,836)    (12,559)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions                                                       -         (23,260)     10,828
Purchases of property, plant and
  equipment                                                  (91,371)        (85,838)    (91,179)
Investment in asset held for lease                            (1,821)        (29,620)     (6,711)
Purchases of short-term investments,
  government obligations and
  other investments                                         (617,464)       (413,912)   (520,007)
Sales and maturities of short-term investments,
  government obligations and
  other investments                                          376,128         892,255     512,786
Proceeds from asset disposals                                106,304         165,060      22,430
Deposit on equipment sale                                          -          30,000           -
Investments in equity investees                              (31,030)        (23,364)    (26,156)
Returns from investees                                        24,500          46,497           -
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                      (234,754)        557,818     (98,009)
--------------------------------------------------------------------------------------------------------

                                                                       CONTINUED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                            1997            1996         1995
                                                        ------------     -----------  -----------
                                                                        (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                               $   (31,687)      $ (174,331) $  (35,553)
Issuance of long-term debt                                  244,375           34,506       3,482
Increase (decrease) in short-term
  borrowing                                                 (12,371)         (31,488)    167,987
Issuance of common stock                                        565            1,802       3,194
Dividends paid                                              (51,947)         (62,411)    (61,827)
Repurchase of subsidiary's preferred stock                   (2,250)          (5,743)    (17,185)
Other                                                          (274)          (2,071)      1,747
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                      146,411         (239,736)     61,845
--------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES
  ON CASH                                                       816              508         823
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           19,120          152,754     (47,900)
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                         238,663           85,909     133,809
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                               $   257,783       $  238,663  $   85,909
========================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)                  $    85,502       $   88,640  $   76,519
  Income taxes (net of refunds)                         $    14,758       $   36,738  $   10,664
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of McDermott International, Inc. and all subsidiaries and controlled joint ventures. Investments in joint venture and other entities which McDermott International, Inc. does not control but has significant influence over are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1997.

Unless the context otherwise requires, hereinafter "McDermott International" will be used to mean McDermott International, Inc., a Panamanian corporation which is the parent company of the McDermott group of companies; "JRM" will be used to mean J. Ray McDermott, S.A., a Panamanian corporation which is a majority owned subsidiary of McDermott International, and its consolidated subsidiaries; and the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of McDermott International, and its consolidated subsidiaries (including Babcock & Wilcox Investment Company and its principal subsidiary, The Babcock & Wilcox Company); and "International" will be used to mean the consolidated enterprise.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Changes

Transfers of Financial Assets - During the year ended March 31, 1997, International adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, beginning January 1, 1997, transfers of accounts receivable previously accounted for as sales are accounted for as secured borrowings. Adoption of the new standard was not material to results for the three months ended March 31, 1997.

Postemployment Benefits - Effective April 1, 1994, International adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," in accounting for disability benefits and other types of benefits paid to employees, their beneficiaries and covered dependents after active employment, but before retirement. The cumulative effect as of April 1, 1994 of this change in accounting was to reduce net income by $1,765,000 (net of income taxes of $287,000) or $0.03 per share. Other than the cumulative effect, the accounting change had no material effect on the results of fiscal year 1995. Prior to April 1, 1994, International recognized the cost of providing most of these benefits on a cash basis.

Investments - Effective April 1, 1994, International adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 resulted in a decrease in the opening balance of stockholders' equity of $4,095,000 to reflect the net unrealized holding losses on International's investment securities which were previously carried at cost.

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

Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U.S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction gains (losses) of $3,628,000, ($3,840,000), and ($1,057,000) for fiscal years 1997, 1996 and 1995, respectively.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. There are no unbilled revenues which will not be billed. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in Accounts Receivable and Contracts in Progress are approximately $39,854,000 and $58,190,000 relating to commercial and U.S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1997 and 1996, respectively.


                                                       1997        1996
                                                       ----        ----
                                                        (In thousands)

Included in Contracts in Progress are:

Costs incurred less costs of revenue recognized      $111,815    $ 86,094
Revenues recognized less billings to customers        214,697     379,782
--------------------------------------------------------------------------------
Contracts in Progress                                $326,512    $465,876
================================================================================
Included in Advance Billings on Contracts are:
Billings to customers less revenues recognized       $255,574    $207,036
Costs incurred less costs of revenue recognized       (55,411)    (19,658)
--------------------------------------------------------------------------------
Advance Billings on Contracts                        $200,163    $187,378
================================================================================

International is usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems and Equipment contracts. International does not recognize such settlements or claims for additional compensation until final settlement is reached.

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                       1997        1996
                                                       ----        ----
                                                        (In thousands)


Retainages                                            $65,316     $67,886
================================================================================
Retainages expected to be collected
  after one year                                      $29,159     $17,699
================================================================================

Of its long-term retainages at March 31, 1997, International anticipates collection of $21,095,000 in fiscal year 1999, $7,525,000 in fiscal year 2000 and $539,000 in fiscal year 2001.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined on an average cost basis except for certain materials inventories, for which the last-in first-out (LIFO) method is used. The cost of approximately 11% and 15% of total inventories was determined using the LIFO method at March 31, 1997 and 1996, respectively. Inventories at March 31, 1997 and 1996 are summarized below:

                                                       1997        1996
                                                       ----        ----
                                                        (In thousands)

Raw Materials and Supplies                            $50,823     $47,457
Work in Progress                                        8,498       8,694
Finished Goods                                          7,001      12,830
--------------------------------------------------------------------------------
                                                      $66,322     $68,981
================================================================================

Warranty Expense

Estimated warranty expense which may be required to satisfy contractual requirements, primarily of the Power Generation Systems and Equipment segment, is accrued relative to revenue recognition on the respective contracts. In addition, specific provisions are made where the costs of warranty are expected to significantly exceed such accruals.

Environmental Clean-up Costs

International accrues for future decommissioning of its nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a condition of its licenses from the Nuclear Regulatory Commission, except for one facility which has provisions in its government contracts pursuant to which all of its decommissioning costs are
covered by the U.S. Government.   Such accruals, based on the estimated cost of
those activities, are over the economic useful life of each facility, which is estimated at 40 years.

Research and Development

The cost of research and development which is not performed on specific contracts is charged to operations as incurred. Such expense was approximately $16,579,000, $23,000,000 and $19,905,000 in fiscal years 1997, 1996 and 1995, respectively. In addition, expenditures on research and development activities of approximately $34,170,000, $45,106,000 and $44,240,000 in fiscal years 1997,
1996 and 1995, respectively, were paid for by customers of International.

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


Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased Businesses

Excess of the cost over fair value of net assets of purchased businesses primarily pertains to the acquisition of The Babcock & Wilcox Company, which is being amortized on a straight-line basis over 40 years, and the acquisition of Offshore Pipelines, Inc. which is being amortized on a straight-line basis over
15 years.   Management periodically reviews goodwill to access recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

Capitalization of Interest Cost

In fiscal years 1997, 1996 and 1995, total interest cost incurred was $95,924,000, $86,239,000 and $59,715,000, respectively, of which $824,000,
$1,927,000 and $2,600,000, respectively, was capitalized.

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

NOTE 2 - ACQUISITIONS

During the three years ended March 31, 1997, International made the acquisitions described below which were accounted for by the purchase method. Operating results have been included in the Consolidated Statement of Income (Loss) from the acquisition dates.

During fiscal year 1996, International acquired the minority ownership interest in McDermott Engineers & Constructors (Canada), Ltd. ("MECL"), formerly Delta Catalytic Corporation, a controlling interest in Talleres Navales Del Golfo ("TNG"), a Mexican shipyard, and the assets of Joy Environmental Technologies, Inc., which specialized in technologies used by electric utilities and other industrial companies to comply with clean air regulations. During fiscal year 1997, an additional interest in TNG was acquired. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

On January 31, 1995, International contributed substantially all of its marine construction services business to JRM and JRM acquired Offshore Pipelines, Inc. ("OPI"), a full-range provider of offshore marine construction and other related services on a worldwide basis to the oil and gas industry. Pursuant to the Merger Agreement, JRM issued 13,867,946 shares of Common Stock, 897,818 options to acquire shares of Common Stock and 458,632 shares of Series B $2.25 Cumulative Convertible Exchangeable Preferred Stock valued at $347,599,000 in exchange for all of the outstanding common stock, stock options and preferred stock of OPI. As a result of the acquisition of OPI, International's ownership interest in the common stock of JRM was reduced to approximately 64%. The purchase price ($369,868,000, including direct costs of acquisition and non-compete agreements) was allocated to the underlying assets and liabilities based upon preliminary fair values at the date of acquisition which resulted in excess cost over fair value of net assets acquired of $235,000,000. During fiscal year 1996, International completed certain asset and liability valuations related primarily to joint ventures, property, plant and equipment and preacquisition contingencies resulting in an increase in excess of cost over fair value of net assets acquired of $95,000,000. Additionally, during fiscal year 1996, management completed its assessment of the amortization period for excess of cost over fair value of net assets acquired and determined the amortization period should be 15 years.

Unaudited pro forma results of operations for fiscal year 1995 assuming the acquisition of OPI had occurred as of the beginning of fiscal year are: revenues of $3,359,054,000, loss before cumulative effect of accounting change of $9,547,000 ($0.33 per share) and net loss of $11,312,000 ($0.36 per share). The pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been completed as of April 1, 1994.

NOTE 3   -  INVESTMENTS IN JOINT VENTURES AND OTHER ENTITIES

During the fourth quarter of fiscal year 1997, and effective as of the beginning of the year, International changed from the equity to the cost method of accounting for its investment in the HeereMac joint venture as a result of International's determination that it is unable to exercise significant influence over HeereMac's operating and financial policies. Equity in income of HeereMac was $1,083,000 and $6,244,000 in fiscal years 1996 and 1995, respectively.

Investments in joint ventures and other entities, which are accounted for on the equity method were $61,017,000 and $129,658,000 at March 31, 1997 and 1996,
respectively. Transactions with unconsolidated affiliates included sales to ($140,605,000, $180,198,000 and $152,517,000 in fiscal years 1997, 1996 and
1995, respectively, including approximately $9,609,000, $44,491,000 and $54,657,000, respectively, attributable to leasing activities) and purchases from ($32,103,000, $39,915,000, and $12,582,000 in fiscal years 1997, 1996 and
1995, respectively) these entities.   Included in non-current Other Assets at
March 31, 1997 and 1996 are $10,463,000 and $23,000,000, respectively of accounts and notes receivable from unconsolidated investees. Included in Accounts payable at March 31, 1997 and 1996 are $17,586,000 and $14,260,000,
respectively, of payables to unconsolidated investees.

In fiscal year 1997, International realized a gain of $16,682,000 on the sale of a marine vessel sold by HeereMac on behalf of International. During fiscal year 1996, International sold to the HeereMac joint venture the major marine vessels it had been leasing to the joint venture. International received cash of $135,969,000, including a $30,000,000 advance deposit on the sale of certain marine equipment, which was completed during fiscal year 1997, and a 7.75% note receivable of $105,000,000, and recorded a deferred gain of $103,239,000, which was being amortized over HeereMac's depreciable lives of the vessels prior to the change to the cost method of accounting for International's investment in HeereMac. Subsequent to the change the deferred gain is recognized by International as the note is repaid. The note receivable ($92,500,000 at March 31, 1997), net of the deferred gain ($90,803,000 at March 31, 1997), is included in investments in joint ventures. In addition to the vessel sale in fiscal year 1996, JRM received $37,097,000 as a return of capital from the HeereMac joint venture.

In fiscal year 1995, International contributed various marine construction barges with a cost of $102,602,000 and accumulated depreciation of $76,763,000 and sold a derrick barge to the HeereMac joint venture for $9,101,000.

At March 31, 1997 and 1996, property, plant and equipment included $141,409,000 and $141,293,000, and accumulated depreciation included $102,242,000 and $89,312,000, respectively, of marine equipment that is leased to unconsolidated investees. Dividends received from unconsolidated investees accounted for by the equity method were $13,324,000, $42,475,000 and $76,481,000 in fiscal years 1997, 1996 and 1995, respectively. Undistributed earnings in unconsolidated affiliates accounted for by the equity method were $36,021,000 and $50,997,000, respectively, at March 31, 1997 and 1996.

Summarized combined balance sheet and income statement information based on the most recent financial information for investments in entities accounted for by the equity method are presented below:

                                              1997                 1996
                                           ----------           ----------
                                                     in thousands)

     Current Assets                          $427,549           $  567,376
     Non-Current Assets                       393,571              939,624
     ---------------------------------------------------------------------
       Total Assets                          $821,120           $1,507,000
     =====================================================================
     Current Liabilities                     $421,967           $  524,086
     Non-Current Liabilities                  238,462              692,440
     Owners' Equity                           160,691              290,474
     ---------------------------------------------------------------------
       Total Liabilities and
         Owners' Equity                      $821,120           $1,507,000
     =====================================================================

                                         1997         1996         1995
                                      ----------   ----------   ----------
                                                     (In thousands)

     Revenues                         $1,239,071   $1,157,713   $1,038,686
     Gross Profit                     $  120,600   $  270,869   $  239,424

     Income before Provision for
      Income Taxes                    $   22,050   $  118,168   $   87,717
     Provision for Income Taxes           10,767       11,331        9,509
     ---------------------------------------------------------------------
     Net  Income                      $   11,283   $  106,837   $   78,208
     =====================================================================

NOTE 4 - INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted. All income has been earned outside of Panama and International is not subject to income tax in Panama on income earned outside of Panama. Therefore, there is no expected relationship between the provision for, or benefit from, income taxes and income, or loss, before income taxes. The major reasons for the variations in such relationships are a limitation on the recognition of income tax benefits in the U. S. in fiscal year 1997 and that income is earned within and subject to the taxation laws of various countries, each of which has a regime of taxation which varies from that of any other country (not only with respect to nominal rate but also with respect to the allowability of deductions, credits and other benefits) and because the proportional extent to which income is earned in, and subject to tax by, any particular country or countries varies from year to year. McDermott International and certain of its subsidiaries keep books and file tax returns on the completed contract method of accounting.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1997 and 1996 were as follows:

                                                       1997       1996
                                                       ----       ----
                                                        (In thousands)
Deferred tax assets:
 Accrued warranty expense                            $ 15,915   $ 13,725
 Accrued vacation pay                                   9,054      9,162
 Accrued liabilities for self-insurance
  (including postretirement health
  care benefits)                                      169,608    176,369
 Accrued liabilities for executive and
  employee incentive compensation                      17,440     16,541
 Investments in joint ventures and affiliated
  companies                                             8,304      8,014
 Operating loss carryforwards                          37,975     21,635
 Environmental and products liabilities               434,852    344,839
 Long-term contracts                                   10,873      5,184
 Other                                                 29,951     34,969
--------------------------------------------------------------------------------
  Total deferred tax assets                           733,972    630,438
--------------------------------------------------------------------------------
 Valuation allowance for deferred tax assets          (72,328)   (30,889)
--------------------------------------------------------------------------------
  Deferred tax assets                                 661,644    599,549
--------------------------------------------------------------------------------
Deferred  tax liabilities:
 Property, plant and equipment                         50,524     57,725
 Long-term contracts                                    6,044     10,029
 Prepaid pension costs                                103,470     99,997
 Investments in joint ventures and affiliated
  companies                                            10,483     11,261
 Insurance recoverable                                353,579    282,065
 Other                                                  7,769     10,588
--------------------------------------------------------------------------------
  Total deferred tax liabilities                      531,869    471,665
--------------------------------------------------------------------------------
  Net deferred tax assets                            $129,775   $127,884
================================================================================

Income (loss) before provision for (benefit from) income taxes and cumulative effect of accounting change was as follows:

                                            1997       1996       1995
                                            ----       ----       ----
                                                  (In thousands)

U.S.                                    $(164,771)  $(34,649) $(124,271)
Other than U.S.                           (55,926)    56,353    115,104
-------------------------------------------------------------------------------
                                        $(220,697)  $ 21,704  $  (9,167)
===============================================================================

The provision for (benefit from) income taxes consists of:

                                  1997            1996       1995
                                ---------       ---------  ---------
                                           (In thousands)
Current:
 U. S. - Federal                $(13,411)       $(17,323)  $(35,891)
 U.S. - State and local           (2,667)         (3,810)    (4,405)
 Other than U.S.                   1,697          13,091     24,149
--------------------------------------------------------------------------------
     Total current               (14,381)         (8,042)   (16,147)
--------------------------------------------------------------------------------
Deferred:
 U.S. - Federal                    7,090          21,358       (826)
 U.S. - State and local           (1,862)         (3,009)     2,778
 Other than U.S.                  (5,439)         (9,228)    (5,848)
--------------------------------------------------------------------------------
     Total deferred                 (211)          9,121     (3,896)
--------------------------------------------------------------------------------
Provision for (Benefit from)
  Income Taxes                  $(14,592)       $  1,079   $(20,043)
================================================================================

The current provision for other than U.S. income taxes in 1997, 1996 and 1995 includes a reduction of $2,021,000, $3,763,000 and $1,323,000, respectively, for
the benefit of net operating loss carryforwards.   Initial recognition of OPI
pre-acquisition tax benefits in fiscal year 1997, resulted in a reduction of excess cost over fair value of assets acquired of $3,115,000.

McDermott International and JRM would be subject to U. S. withholding taxes on distributions of earnings from their U. S. subsidiaries. No. U. S. withholding taxes have been provided as these earnings are considered indefinitely reinvested.

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

Pursuant to a stock purchase and sale agreement (the "Intercompany Agreement"), the Delaware Company has the right to sell to McDermott International and McDermott International has the right to buy from the Delaware Company, 100,000 units, each unit consisting of one share of McDermott International Common Stock and one share of McDermott International Series A Participating Preferred Stock, at a price based primarily upon the stockholders' equity of McDermott International at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised, and, to a limited extent, upon the price-to-book value of the Dow Jones Industrial
Average.   At April 1, 1997, the current unit value was $1,602 and the aggregate current unit value for the Delaware Company's 100,000 units was $160,206,000. The net proceeds to the Delaware Company from the exercise of any rights under the Intercompany Agreement would be subject to U. S. federal, state and other applicable taxes. No tax provisions have been established, since there is no present intention by either party to exercise such rights.

NOTE 5 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of:                           1997         1996
                                                      ----         ----
                                                        (In thousands)
Unsecured Debt:

  Series A Medium Term Notes (maturities
   ranging from 1 to 6 years; interest at
   various rates ranging from 7.92%
   to 9.00%)                                        $  75,000    $ 75,000
  Series B Medium Term Notes (maturities
   ranging from 2 to 26 years; interest
   at various rates ranging from 6.50% to 8.75%)      101,000     101,000
  9.375% Notes due 2002 ($225,000,000 principal
   amount)                                            224,598     224,538
  12.875% Guaranteed Senior Notes due 2002
   ($70,000,000 principal amount - callable
   July 15, 1997)                                      73,958      74,473
  9.375% Senior Subordinated Notes due 2006           244,610           -
   ($250,000,000 principal amount)
  Other notes payable through 2009 (interest at
   various rates ranging to 10%)                       37,075      38,255
Secured Debt:

  10.375% Note payable due 1998                       34,800       55,300
  Other notes payable through 2012 and
   capitalized lease obligations                      31,056       42,881
--------------------------------------------------------------------------------
                                                     822,097      611,447
Less:  Amounts due within one year                   154,923       35,191
--------------------------------------------------------------------------------
                                                    $667,174     $576,256
================================================================================

Notes payable and current maturities of long-term debt consist of:

                                                      1997         1996
                                                      ----         ----
                                                        (In thousands)

Short-term lines of credit - unsecured               $203,165    $199,067
Secured borrowings                                     93,769           -
Current maturities of long-term debt                  154,923      35,191
--------------------------------------------------------------------------------
Total                                                $451,857    $234,258
================================================================================
Weighted average interest rate
on short-term borrowings                                 6.29%       6.35%
================================================================================

The Indenture for the 9.375% Notes due 2002 and the Series A and B Medium Term Notes contain certain covenants which restrict the amount of funded indebtedness that the Delaware Company may incur, and place limitations on certain restricted payments, certain transactions between affiliates, the creation of certain liens and the amendment of the Intercompany Agreement.

The 12.875% Guaranteed Senior Notes ("12.875% Notes") are subject to mandatory sinking fund requirements beginning on July 15, 2000 calculated to retire 50% of the original principal amount prior to maturity in 2002. The 12.875% Notes are redeemable, for cash, at the option of the issuer, at any time on or after July 15, 1997, in whole or in part, at a price of 106.4% of the principal amount, and thereafter at prices declining annually to 100% of the principal amount on or
after July 15, 2000.   The 12.875% Notes are included in current maturities of
long-term debt at March 31, 1997 due to JRM's intention to redeem the 12.875% Notes in fiscal year 1998.

During fiscal year 1997, JRM issued $250,000,000 principal amount of 9.375% Senior Subordinated Notes due 2006 ("9.375% Notes"). The 9.375% Notes are redeemable, for cash, at the option of JRM in whole or in part, at any time on or after July 15, 2001 at a price of 104.688% of the principal amount, and thereafter at prices declining annually to 100% of the principal amount on or after July 15, 2004.

International's 10.375% Note payable due 1998 is secured by a letter of credit issued by a U. S. bank. The letter of credit was secured by $38,317,000 market value of International's long-term portfolio at March 31, 1997. The outstanding principal is repayable in semi-annual payments with the final installment due June 20, 1998. The letter of credit and collateral amounts decline as the loan principal is repaid. At March 31, 1997 and 1996, International had an interest rate swap outstanding on the current notional principal amount of this note which effectively changes the fixed interest rate of 10.375% to a floating rate based on LIBOR (See Note 16).

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1997 are as follows: 1998 - $154,923,000, including the 12.875% Notes; 1999
- $56,022,000; 2000 - $30,710,000; 2001 - $73,000;  2002 - $224,675,000.

The Delaware Company and JRM are restricted, as a result of covenants in certain credit agreements, in their ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1997, substantially all of the net assets of the Delaware Company and JRM were subject to such restrictions.

The Babcock & Wilcox Company has an agreement with a U.S. bank, whereby it can sell with limited recourse, an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The maximum sales limit was reduced during fiscal year 1997 from $140,000,000 to $125,000,000. At March 31, 1997, approximately $93,769,000 of receivables had been sold under this agreement and are accounted for as secured borrowings in the accompanying balance sheet. At March 31, 1996, approximately $107,000,000 had been sold and were accounted for as a reduction of accounts
receivable in the accompanying balance sheet.    Included in Other-net expense
were expenses of $4,737,000, $8,518,000 and $9,709,000 in fiscal years 1997,
1996 and 1995, respectively, on receivables accounted for as sales.   Discounts
were based on the bank's cost of issuing commercial paper and bank fees were a fixed amount based on the maximum limit which could be sold.

At March 31, 1997 and 1996, McDermott International and its subsidiaries had available various uncommitted short-term lines of credit from banks totaling $179,137,000 and $439,610,000, respectively. Borrowings against these lines of credit at March 31, 1997 and 1996 were $53,165,000 and $149,067,000, respectively.

JRM is party to an unsecured and committed revolving credit facility (the "JRM Revolver") with a group of banks. There were no borrowings outstanding at March
31, 1997 and 1996 under the JRM Revolver.   As a condition to borrowing under
the JRM Revolver, JRM must comply with certain requirements. Presently, JRM cannot satisfy these requirements and cannot borrow under the JRM Revolver. The JRM Revolver also limits the amount of funds which JRM can borrow from other sources and JRM is currently at such limits.

At March 31, 1997 and 1996, respectively, there were borrowings of $150,000,000 and $50,000,000 under the $150,000,000 unsecured committed revolving credit facility of The Babcock & Wilcox Company (the "B&W Revolver"). During May and June 1997, The Babcock & Wilcox Company repaid all amounts outstanding under the B&W Revolver. As a condition to borrowing under the B&W Revolver, The Babcock & Wilcox Company must comply with certain requirements. In July 1997, these requirements of the B&W Revolver were amended so that The Babcock & Wilcox Company may borrow under this facility in the future.

NOTE 6 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - International provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada, or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service. International's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law. At January 1, 1997 and 1996, approximately one-half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U.S. Government securities and investments of a short-term nature.

U.S. Pension Plans:

The net periodic pension benefit for fiscal years 1997, 1996 and 1995 included the following components:
                                               1997       1996       1995
                                               ----       ----       ----
                                                     (In thousands)

Service cost - benefits earned
  during the period                        $  25,316  $  21,599  $  22,917
Interest cost on projected
  benefit obligation                          73,825     69,911     62,690
Actual return on plan assets                (153,825)  (218,895)    16,701
Net amortization and deferral                 54,239    122,281   (114,343)
--------------------------------------------------------------------------------
Net periodic pension benefit               $    (445) $ (5,104)  $ (12,035)
================================================================================

Due to the sale of a domestic entity, loss before cumulative effect of accounting change in fiscal year 1995, includes a net after-tax gain of $732,000 resulting from the recognition of a curtailment of a related plan.

The following table sets forth the U.S. plans' funded status and amounts recognized in the consolidated financial statements:

                                      Plans for Which         Plans for Which
                                       Assets Exceed            Accumulated
                                        Accumulated               Benefits
                                         Benefits              Exceed Assets
                                    -----------------         ---------------
                                    1997         1996         1997       1996
                                    ----         ----         ----       ----
                                                  (In thousands)
Actuarial present value  of
  benefit obligations:
  Vested benefit
    obligation                  $  806,533    $  763,561  $  67,425    $ 62,752
================================================================================
  Accumulated benefit
    obligation                  $  870,713    $  824,121  $  76,110    $ 72,980
================================================================================
  Projected benefit
    obligation                  $  977,594    $  930,558  $  99,636    $ 94,733

Plan assets at fair value        1,254,944     1,156,121     52,582      46,904
--------------------------------------------------------------------------------
Projected benefit obliga-
  tion (in excess of) or
  less than plan assets            277,350       225,563   (47,054)     (47,829)
Unrecognized net (gain) loss       (22,276)       32,286    16,390       21,629
Unrecognized prior service cost     21,738        13,936    (5,736)      (6,118)
Unrecognized transition asset      (25,873)      (32,342)   (1,293)      (1,533)
Adjustment required torecognize
  minimum liability                      -             -    (6,696)      (5,952)
--------------------------------------------------------------------------------
Prepaid pension cost
  (pension liability)           $  250,939    $  239,443  $(44,389)    $(39,803)
================================================================================
The assumptions used in determining the funded status of the U. S. plans were:

                                                 1996         1997       1996
                                                 ----         ----       ----
Actuarial assumptions:
  Discount rate                                   7.5%        7.25%      8.25%
--------------------------------------------------------------------------------
  Rate of increase in future
    compensation levels                           5.0%         5.0%       5.0%
--------------------------------------------------------------------------------
  Expected long-term rate of
    return on assets                              8.5%         8.5%       8.5%
--------------------------------------------------------------------------------

The change in the discount rate for 1997 decreased the projected benefit obligation at March 31, 1997 by $26,247,000.

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," International recorded, at March 31, 1997 and 1996, an additional minimum liability of $6,696,000 and $5,952,000, respectively, resulting in recognition of intangible assets of $3,657,000 and $4,114,000, respectively, and reductions in stockholders' equity of $3,039,000 and $1,839,000, respectively.

The three principal U.S. ERISA pension plans provide that, subject to certain limitations, any excess assets in such plans would be used to increase pension benefits if certain events occurred within a 60-month period following a change in control of McDermott International.


Non-U.S. Pension Plans:

The net periodic pension benefit for fiscal years 1997, 1996 and 1995 included the following components:

                                             1997       1996       1995
                                             ----       ----       ----

Service cost - benefits earned
  during the period                        $  5,273   $  4,602   $  4,832
Interest cost on projected
  benefit obligation                         12,286     11,446     11,103
Actual return on plan assets                (21,216)   (35,281)    (5,702)
Net amortization and deferral                (2,990)    14,814    (16,174)
--------------------------------------------------------------------------------
Net periodic pension benefit               $ (6,647)  $ (4,419)  $ (5,941)
================================================================================

Due to a curtailment of a foreign pension plan, net loss includes a loss of $1,584,000 for fiscal year 1997. Due to a plan settlement, net income includes a net gain of $1,104,000 for fiscal year 1996.

The following table sets forth the non-U.S. plans' funded status (assets exceed accumulated benefits) and amounts recognized in the consolidated financial statements:

                                             1997         1996
                                             ----         ----
                                              (In thousands)
Actuarial present value of
  benefit obligations:
  Vested benefit obligation                 $151,431    $138,227
================================================================================
  Accumulated benefit obligation            $153,373    $140,554
================================================================================
  Projected benefit obligation              $166,904    $155,774
Plan assets at fair value                    253,842     226,338
--------------------------------------------------------------------------------
Plan assets in excess of projected
  benefit obligation                          86,938      70,564
Unrecognized net gain                        (23,001)    (10,843)
Unrecognized prior service cost                6,903       5,154
Unrecognized transition asset                (18,339)    (21,270)
--------------------------------------------------------------------------------
Net prepaid pension cost                    $ 52,501    $ 43,605
================================================================================

The assumptions used in determining the funded status of the non-U.S. plans were:

                                     1997         1996         1995
                                     ----         ----         ----
Actuarial assumptions:
  Discount rate                    7.25-7.75%   7.25-8.25%   8.0-8.25%
--------------------------------------------------------------------------------
  Rate of increase in future
    compensation levels                  5.0%         5.0%        5.0%
--------------------------------------------------------------------------------
  Expected long-term rate of
    return on plan assets                8.5%         8.5%    8.5-9.0%
--------------------------------------------------------------------------------

Multiemployer Plans - One of McDermott International's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $4,552,000, $4,441,000 and $9,838,000 in fiscal years 1997, 1996 and 1995, respectively.

Postretirement Health Care and Life Insurance Benefits - International offers postretirement health care and life insurance benefits to substantially all of its retired regular full-time employees, including those associated with discontinued operations, except certain non-resident alien retired employees who are not citizens of a European Community country or who, while employed, did not earn income in the United States, Canada or the United Kingdom. International shares the cost of providing these benefits with all affected retirees, except for certain life insurance plans. Postretirement health care and life insurance benefits are offered under separate defined benefit postretirement plans to union and non-union employees. The health care plans are contributory and contain cost-sharing provisions such as deductibles and coinsurance; the life insurance plans are contributory and non-contributory. International does not fund any of its plans.

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                      1997       1996
                                                    --------   --------
                                                      (In thousands)
Accumulated Postretirement Benefit Obligation:
  Retirees                                          $291,443   $343,469
  Fully eligible active participants                  22,889     17,284
  Other active plan participants                      56,534     79,183
--------------------------------------------------------------------------------
                                                     370,866    439,936
Unrecognized net gain (loss)                          61,843    (10,516)
--------------------------------------------------------------------------------
Accrued postretirement benefit cost                 $432,709   $429,420
================================================================================
Weighted-average discount rate                          7.50%      7.25%
================================================================================

The accumulated postretirement benefit obligation includes $328,749,000 and $395,808,000 for health care plans and $42,117,000 and $44,128,000 for life insurance plans at March 31, 1997 and 1996, respectively. The changes in the accumulated postretirement benefit obligation and the unrecognized net gain
(loss) at March 31, 1997 were primarily attributable to a decrease in the health care cost trend rate and an increase in the discount rate.

Net periodic postretirement benefit cost for fiscal years 1997, 1996 and 1995 included the following components:

                                               1997       1996       1995
                                               ----       ----       ----
                                                     (In thousands)

Service cost                                  $ 4,737   $ 3,902    $ 4,686
Interest cost                                  30,551    31,494     32,494
Net amortization and deferral                     751    (1,581)     3,004
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost      $36,039   $33,815    $40,184
================================================================================

For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 7-1/2% was assumed for 1997, 10-3/4% for 1996 and 11-1/2% in 1995. For 1998, a rate of 6-1/2% was assumed. The rate was assumed to decrease gradually to 4% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1997 by $23,262,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal year 1997 by $2,830,000.

NOTE 7 -  IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended March 31, 1997, management identified certain long-lived assets that are no longer expected to recover their entire carrying value through future cash flows. The assets include non-core, surplus and obsolete property and equipment in the marine construction segment and a manufacturing facility and related equipment and goodwill of $5,631,000 in the power generation segment. Fair value was generally determined based on sales prices of comparable assets. Impairment losses to write the property, plant and equipment down to estimated fair values and to write off related goodwill were as follows:

Marine Construction Services                       $19,228,000
Power Generation Systems and Equipment              15,957,000
-------------------------------------------------------------------------------
     Total                                         $35,185,000
===============================================================================

During the quarter ended September 30, 1996, management began marketing a building and land which is currently used as office space. As a result, an impairment loss of $7,295,000 was recognized to reduce the property to its estimated fair value less the cost to sell. Prior to recognition of the impairment loss, the carrying value of the land and building was approximately $15,795,000. Management expects to sell the land and building within the next year.

During the quarter ended March 31, 1997, management also decided to sell a certain vessel and related equipment of a non-core business and to sell or otherwise dispose of certain other assets in its marine construction segment. As a result, impairment losses totaling $12,162,000 were recognized to reduce the property and equipment to estimated fair values less the costs to sell. Prior to recognition of the impairment losses, the carrying value of these assets totaled approximately $18,950,000. Excluding the impairment losses, results of operations for fiscal year 1997 for these assets were not material. Management expects to sell or dispose of these assets within the next year.

NOTE 8 - SUBSIDIARIES'  STOCKS

At March 31, 1997 and 1996, 13,000,000 shares of Delaware Company Preferred Stock, with a par value of $1 per share, were authorized. Of the authorized shares, 2,818,780 shares of Series A Preferred Stock, and 2,652,660 and 2,726,860 shares of Series B Preferred Stock, respectively, were outstanding (in each case, exclusive of shares owned by the Delaware Company) at March 31, 1997 and 1996. The outstanding shares are entitled to $31.25 per share in liquidation. Preferred dividends of $13,243,000, $13,539,000, and $14,142,000 are classified as minority interest in Other Income (Expense) in fiscal years 1997, 1996 and 1995, respectively. Both series of Preferred Stock are entitled to general voting rights of one-half vote for each share. The Board of Directors of the Delaware Company may authorize additional series of Preferred Stock, and may set terms of each new series except that the Delaware Company cannot create any series of stock senior to the existing Series A and Series B Preferred Stock without the consent of the holders of at least 50% of the shares of such Preferred Stock.

Each share of the outstanding Series A Preferred Stock is convertible into one share of McDermott International's Common Stock plus $0.10 cash. Series A and Series B Preferred Stock are redeemable at the option of the Delaware Company at $31.25 per share plus accrued dividends. On March 31, 1997 and each subsequent year through March 31, 2008, the Delaware Company is obligated to redeem, at a redemption price of $31.25 plus accrued dividends, 313,878 shares of Series A Preferred Stock. On March 31 of fiscal years 1998 through 2006, and March 31 of fiscal years 2007 and 2008, the Delaware Company is obligated to redeem 252,702 and 189,526 shares, respectively, of Series B Preferred Stock. For each of the five fiscal years subsequent to March 31, 1997, the obligation to redeem the Series A and Series B Preferred Stock is $17,706,000. The Delaware Company may apply to the mandatory sinking fund obligations any share of Series A or Series B Preferred Stock reacquired, redeemed or surrendered for conversion which have not been previously credited against the mandatory sinking fund obligations.
The Delaware Company applied 313,878 shares of Series A Preferred Stock and 252,702 shares of Series B Preferred Stock that it owned to satisfy the March 31, 1997 mandatory sinking fund obligations and 711 shares of Series B Preferred Stock that it owned to satisfy a portion of the March 31, 1998 mandatory sinking
fund obligations.   During fiscal years 1997 and 1996, 74,200 and 190,376
shares, respectively, of Series B Preferred Stock were purchased on the open market. At March 31, 1997, 49,637 shares of Series A Preferred Stock have been converted to date and the Delaware Company owned 633,871 shares of Series A Preferred Stock.

At March 31, 1997, JRM had outstanding 3,200,000 shares of Series A $2.25 Cumulative Convertible Preferred Stock ("JRM Series A Preferred Stock" - aggregate liquidation preference of $160,000,000), all of which were owned by McDermott International. Each share of JRM Series A Preferred Stock is convertible into 1.794 shares of JRM Common Stock at any time after either (i) a call by JRM for redemption of any or all of the outstanding JRM Series A Preferred Stock or (ii) January 31, 2000.
At March 31, 1997, 15,172,402 shares of JRM Common Stock were reserved for issuance in connection with the conversion of JRM Series A Preferred Stock, and the exercise of stock options, awards of restricted stock under JRM's stock incentive plans and contributions to the Thrift Plan. At March 31, 1997, 1,038,551 options were outstanding at an average exercise price of $17.31 per share (490,066 options exercisable at an average price of $13.15 per share).

NOTE 9 - CAPITAL STOCK

The Panamanian regulations relating to acquisitions of securities of companies registered with the National Securities Commission, such as McDermott International, require, among other matters, that detailed disclosure concerning the offeror, which is subject to review by either the Panamanian National Securities Commission or the Board of Directors of the subject company, be finalized prior to the beneficial acquisition of more than 5 percent of the outstanding shares of any class of stock pursuant to a tender offer. Transfers of securities in violation of these regulations are invalid and cannot be registered for transfer.

At March 31, 1997 and 1996, 92,480,868 and 85,880,211 shares of McDermott
International Common Stock, respectively, were reserved for issuance in connection with the conversion and redemption of the Delaware Company's Series A Preferred Stock, the conversion of McDermott International's Series C Preferred Stock, the exercise of McDermott International Rights, the 1996 Officer Stock Program (and its predecessor programs), the 1992 Director Stock Program, the 1992 Senior Management Stock Program and contributions to the Thrift Plan.

McDermott International Preferred Stock - The Series C Cumulative Convertible Preferred Stock shares are non-voting and have a liquidation preference of $50.00 per share, plus an amount equal to accrued and unpaid dividends. Dividends on Series C shares are cumulative at the annual rate of 5.75% per share on the liquidation preference, equal to $2.875 per annum. McDermott International may not redeem Series C shares prior to July 1, 1997. On or after July 1, 1997, the Series C shares are redeemable, in whole or in part, at the option of McDermott International, either in cash, shares of McDermott International Common Stock, or a combination thereof. Holders of Series C shares may convert them, in whole or in part, at any time, into McDermott International Common Stock at a conversion price of $35.25 per share of Common Stock (equivalent to a conversion rate of 1.4184 shares of Common Stock for each share of Series C Preferred Stock), subject to adjustment.

At March 31, 1997 and 1996, 100,000 shares of non-voting Series A Participating Preferred Stock (the "Participating Preferred Stock") and 50,000 and 60,000 shares of Series B Non-Voting Preferred Stock (the "Non-Voting Preferred
Stock"), respectively, were issued and owned by the Delaware Company.   The Non-
Voting Preferred Stock is currently callable by McDermott International at $275 per share and 10,000 shares are to be redeemed each year by McDermott International at $250 per share. The annual per share dividend rates for the Participating Preferred Stock and the Non-Voting Preferred Stock are $10 (but no more than ten times the amount of the per share dividend on McDermott

International Common Stock) and $20, respectively, payable quarterly, and dividends on such shares are cumulative to the extent not paid. In addition, shares of Participating Preferred Stock are entitled to receive additional dividends whenever dividends in excess of $3.00 per share on McDermott International Common Stock are declared (or deemed to have been declared) in any fiscal year.

The issuance of additional McDermott International Preferred Stock in the future and the specific terms thereof, such as the dividend rights, conversion rights, voting rights, redemption prices and similar matters, may be authorized by the Board of Directors of McDermott International without stockholder approval, except to the extent such approval may be required by applicable rules of the New York Stock Exchange or applicable law. If additional Preferred Stock is issued, such additional shares will rank senior to McDermott International Common Stock as to dividends and upon liquidation.

McDermott International Rights - On December 30, 1995, the then existing Stockholder Rights Plan expired and was replaced by a new Stockholder Rights Plan. Under the new Plan, on January 2, 1996, each holder of Common Stock received a dividend distribution of one Right for each outstanding share of Common Stock. The Rights currently trade with the Common Stock and at March 31, 1997 and 1996, McDermott International had outstanding Rights to purchase 55,036,956 and 54,535,823 shares (including Rights to purchase 100,000 shares held by the Delaware Company at March 31, 1997 and 1996), respectively, of its Common Stock at a price of $50 per share subject to anti-dilution adjustments. The Rights will become exercisable and will detach from the Common Stock a specified period of time after a person or a group either becomes the beneficial owner of 15 percent or more of the outstanding Common Stock, or commences or announces an intention to commence a tender or exchange offer for 30 percent or more of the outstanding Common Stock. If thereafter the acquiring person or group engages in certain self-dealing transactions, holders of Rights may purchase at the exercise price that number of shares of Common Stock having a market value equal to twice the exercise price. In the event McDermott International merges with or transfers 50 percent or more of its assets or earnings to any person after the Rights become exercisable, holders of Rights may purchase at the exercise price that number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price. The Rights are redeemable by McDermott International and expire on January 2, 2006.

NOTE 10 - STOCK PLANS

A total of 2,069,382 shares of Common Stock (including approved shares that were not awarded under predecessor plans) are available for grants to officers and key employees of options, and rights to purchase shares, under the 1996 Officer Long-Term Incentive Plan at March 31, 1997. Options to purchase shares are granted at not less than 100% of the fair market value at date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of the grant. The Plan permits the grant of Nonqualified Stock Options, Incentive Stock Options and Restricted Stock. Pursuant to the program, eligible employees may be granted rights to purchase shares of Common Stock at par value ($1.00 per share) subject to restrictions on transfer which lapse at such times and circumstances as specified when granted. As of March 31, 1997,

800,020 shares of Common Stock available for award may be granted as rights. Through March 31, 1997, a total of 1,121,940 rights (including 171,290 rights granted in fiscal year 1997 with a weighted average fair value of $19.92 per right) have been granted to purchase shares under the 1996 Officer Long-Term Incentive Plan (and its predecessor plans).

A total of 2,825 shares of Common Stock are available for grants of options, and rights to purchase shares, to non-employee directors under the 1992 Director
Stock Program at March 31, 1997.   Options to purchase 900, 300 and 300 shares
will be granted on the first, second, and third years, respectively, of a Director's term at not less than 100% of the fair market value on the date of grant. Options become exercisable, in full, six months after the date of the grant, and expire ten years and one day after the date of grant. Rights to purchase 450, 150, and 150 shares are granted on the first, second, and third years, respectively, of a Director's term, at par value, ($1.00 per share) subject to restrictions on transfer, which lapse at the end of such term. Through March 31, 1997, a total of 15,875 rights have been granted to purchase shares under the 1992 Director Stock Plan.

Under the 1992 Senior Management Stock Option Plan, senior management employees may be granted options to purchase shares of Common Stock. The total number of shares available for grant is determined by the Board of Directors from time to time. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire ten years after the date of grant.

In the event of a change in control of International, all three programs have provisions that may cause restrictions to lapse and accelerate the exercisability of options outstanding.

International has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options, and not the fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Proforma results assuming application of the fair value method of SFAS No. 123 to International's stock-based awards (including JRM stock plans - See Note 8) would not be materially different from those reported.

The following table summarizes activity for McDermott International's stock option plans (share data in thousands):


                              1997                1996                1995
                              ----                ----                ----
                                 Weighted-           Weighted-         Weighted-
                                 Average             Average           Average
                                 Exercise            Exercise          Exercise
                       Options    Price    Options    Price    Options   Price
--------------------------------------------------------------------------------
Outstanding, April 1     4,449     $22.72    3,934    $23.23   3,334    $22.60
Granted                    909     $21.64      706    $19.35     813    $25.34
Exercised                  (23)    $17.27      (76)   $18.75    (147)   $20.20
Cancelled/forfeited        (75)    $23.06     (115)   $22.32     (66)   $24.04
------------------------------------------------------------------------------
Outstanding, March 31    5,260     $22.55    4,449    $22.72   3,934    $23.23
==============================================================================
Exercisable, March 31    3,430     $22.88    2,925    $22.88   2,654    $22.26
==============================================================================

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at March 31, 1997 (share data in thousands):

                              Options Outstanding
------------------------------------------------------------------------------

                                           Weighted
                                           Average
                                           Remaining      Weighted-
             Range of                     Contractual      Average
          Exercise Prices    Outstanding     Life       Exercise Price
--------------------------------------------------------------------------------
          $16.06 - $18.19         325         1.9          $ 16.64
          $19.31 - $24.00       2,807         7.5          $ 21.22
          $24.13 - $25.50       1,887         6.3          $ 24.83
          $26.50 - $31.50         241         0.9          $ 28.33
                                -----
          $16.06 - $31.50       5,260         6.4          $ 22.55
                                =====

                              Options Exercisable
--------------------------------------------------------------------------------

                                                Weighted
             Range of                            Average
          Exercise Prices    Exercisable      Exercise Price
--------------------------------------------------------------------------------
         $16.06 - $18.19         325             $16.64
         $19.31 - $24.00       1,429             $21.57
         $24.13 - $25.50       1,435             $24.69
         $26.50 - $31.50         241             $28.33
                               -----
         $16.06 - $31.50       3,430             $22.88
                               =====

Thrift Plan - On November 12, 1991 and June 5, 1995, respectively, a maximum of 5,000,000 of the authorized and unissued shares of the Common Stock of each McDermott International and JRM were reserved for issuance as the employer match for employee contributions to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies. Such employer contributions equal 50% of the first 6% of compensation, as defined in the Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During fiscal years 1997, 1996 and 1995, 306,089, 300,951 and 312,883 shares, respectively, of McDermott International's Common Stock were issued as employer contributions pursuant to the Plan. During fiscal years 1997 and 1996, 77,112 and 80,356 shares, respectively, of JRM's Common Stock were issued as employer contributions pursuant to the Plan. At March 31, 1997, 3,316,845 shares of McDermott International's Common Stock and 4,842,532 shares of JRM Common Stock remained available for issuance.


NOTE 11 - CONTINGENCIES AND COMMITMENTS

Investigations - McDermott International and JRM are conducting an internal investigation, with the assistance of outside counsel, of allegations of wrongdoing by a limited number of former employees of McDermott International and JRM and by others. McDermott International and JRM notified the appropriate authorities of their investigation in April 1997. In June 1997, McDermott International received a federal grand jury subpoena for documents relating principally to an investigation of possible anti-competitive activity in the heavy-lift barge service business of JRM and HeereMac. In July 1997, McDermott International received an informal request from the Securities and Exchange Commission for the voluntary production of documents. McDermott International and JRM are cooperating with the authorities. The allegations which are the subject of the internal investigation, if true, and the outcome of the grand jury proceedings, could result in civil and/or criminal liability. At this time, McDermott International and JRM do not have sufficient information to predict the ultimate outcome of this matter.

Litigation - McDermott International and certain of its officers, directors and subsidiaries are defendants in numerous legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon the consolidated financial position of International.

Products Liability - At March 31, 1997 and 1996, the estimated liability for pending and future non-employee products liability asbestos claims was $1,082,782,000 (of which approximately $274,000,000 had been asserted) and $843,986,000 and estimated insurance recoveries were $903,913,000 and $723,243,000, respectively. The number of non-employee asbestos claims, which had declined moderately since fiscal year 1990, increased during the second half of fiscal year 1995 and the first half of fiscal year 1996, but decreased the second half of fiscal year 1996. Based on information then currently available, management believed that the increase represented an acceleration in the timing of receipt of claims but did not represent an increase in the total liability. The number of claims, however, increased during the first nine months of fiscal year 1997 and during that period management was investigating and evaluating the basis for the increase. As a result of this investigation and evaluation, in the fourth quarter of fiscal year 1997 International recorded an additional estimated liability for future non-employee asbestos claims of $427,001,000, estimated related insurance recoveries of $354,601,000 and a loss of $72,400,000 for estimated future claims for which recovery from insurers was not determined to be probable. During fiscal year 1995, International received notice that provisional liquidators had been appointed to a London-based products liability asbestos insurer and as a result, a loss of $14,478,000 related to the reduction of estimated insurance recoveries was recognized. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed
and settled.   Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Environmental Matters - During fiscal year 1995, a decision was made to close certain nuclear manufacturing facilities, and a provision of $41,724,000 for the decontamination, decommissioning and closing of these facilities was recognized. Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination is proceeding as permitted by the existing Nuclear Regulatory Commission ("NRC") license. A decommissioning plan was submitted to the NRC for review and approval during January 1996. The Babcock & Wilcox Company (B&W) expects to reach an agreement with the NRC in fiscal year 1998 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001. B&W expects to request approval from the NRC to release the site for unrestricted use at that time.

At March 31, 1997 and 1996, International had total environmental reserves (including provision for the facilities discussed above), of $32,438,000 and $38,816,000 respectively, of which $11,841,000 and $11,062,000 were included in current liabilities.

International has been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and
Liability Act, as amended.   International has not been determined to be a major
contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on its relative contribution of waste to each site, International's share of the ultimate liability for the various sites is not expected to have a material effect on its consolidated financial position or results of operations.

The Department of Environmental Protection of the Commonwealth of Pennsylvania, ("PADEP"), by letter dated March 19, 1994, advised B&W that it would seek monetary sanctions, and remedial and monitoring relief, related to B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania ("Parks Facilities"). The relief sought related to potential groundwater contamination related to the previous operations of the facilities. PADEP has recently advised B&W that it does not intend to assess any monetary sanctions provided that B&W continues its remediation program of the Parks Facilities.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1997 are as follows: 1998 -$13,356,000; 1999 - $10,073,000; 2000 -
$7,805,000; 2001 -$6,594,000; 2002 - $4,781,000; and thereafter - $50,034,000.
Total rental expense for fiscal years 1997, 1996 and 1995 was $92,534,000, $90,434,000, and $109,655,000, respectively. These expense figures include contingent rentals and are net of sublease income, both of which are not material.

Other - International performs significant amounts of work for the U.S. Government under both prime contracts and subcontracts and thus is subject to continuing reviews by governmental agencies.

International maintains liability and property insurance that it considers normal in the industry. However, certain risks are either not insurable or insurance is available only at rates which McDermott International considers uneconomical.

Commitments for capital expenditures amounted to approximately $25,333,000 at March 31, 1997, all of which relates to fiscal year 1998.

International is contingently liable under standby letters of credit totaling $572,630,000 (including $56,283,000 issued on behalf of unconsolidated joint ventures) at March 31, 1997, issued in the normal course of business. International has guaranteed $35,341,000 of loans to and $18,439,000 of standby letters of credit issued by unconsolidated foreign joint ventures of International at March 31, 1997. At March 31, 1997, International had pledged approximately $64,998,000 fair value of government obligations and corporate bonds to secure payments under and in connection with certain reinsurance agreements.

NOTE 12 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of OPI, two directors and two officers of JRM entered into noncompetition agreements. As consideration, such directors and officers received a total of approximately $10,131,000 (including 50,000 shares of JRM's common stock valued at $1,131,000) during fiscal year 1995. In addition, one such director (who resigned in April 1996) received $1,500,000 in fiscal year 1996 and will receive additional payments of $1,500,000 per year over the next three years.

In fiscal year 1995, JRM entered into an office sublease with an affiliate of a director (who resigned in April 1996) of JRM which expired March 1997. During fiscal years 1997 and 1996, the affiliate paid $216,000 and $185,000, respectively, under the sublease. Under another agreement, JRM paid $576,000 to the affiliate in each of fiscal years 1997 and 1996 and reimbursed the affiliate for out-of-pocket expenses for the management and operation of JRM's offshore producing oil and gas property. Also, during fiscal year 1996, JRM fabricated a caisson for the affiliate for $84,000. In addition, JRM sold an offshore jacket and deck to the affiliate for $1,100,000 during fiscal year 1995 and received approximately $2,000,000 from the affiliate during fiscal year 1996 pursuant to a contract to refurbish, transport and install the jacket and deck.

JRM entered into agreements with an affiliate of another director of JRM pursuant to which JRM acquired interests in certain offshore oil and gas property. During fiscal years 1996 and 1995, JRM paid $2,036,000 and $3,000,000, respectively, to the affiliate under the agreements in connection with the acquisition of its interests and the development of such property. During fiscal year 1996, JRM sold its interest in the property to the affiliate in exchange for an $8,000,000 convertible production payment relating to such property. Pursuant to the terms of the agreements entered into in connection with such sale, JRM received a right to a production payment that allows it to share in up to $8,000,000 of the net proceeds on any production from the
property based upon a percentage of its original interest in such property.   In
December 1995, this property was placed on production and JRM earned approximately $1,093,000 and $179,000 in fiscal years 1997 and 1996, respectively, as a result of this production payment. In addition, JRM owns 140,000 shares of this affiliate and 40,000 units in a limited partnership which is also an affiliate of this director.

JRM has also entered into agreements with two affiliates of a director of JRM to design, fabricate and install several offshore pipelines and structures. The value of these agreements was approximately $82,000,000. At March 31, 1997, all work under these agreements had been completed and invoiced of which $432,000 remained unpaid and is expected to be paid in the ordinary course of business.

NOTE 13 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

International's Power Generation Systems and Equipment customers are principally the electric power generation industry (including government-owned utilities and independent power producers), the U.S. Government (including its contractors), and the pulp and paper and other process industries, such as oil refineries and steel mills. The principal customers of the Marine Construction Services segment are the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. These concentrations of customers may impact International's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However, International's management believes that the portfolio of receivables is well diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized.

International believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1997 and 1996, the allowance for possible losses deducted from Accounts receivable-trade on the balance sheet was $17,225,000 and $14,028,000, respectively.


NOTE 14 - INVESTMENTS

The following is a summary of available-for-sale securities at March 31, 1997:

                                           Gross       Gross     Estimated
                              Amortized  Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                              ---------  ----------  ----------  ---------

                                             (In thousands)
Debt securities:
 U.S. Treasury securities
  and obligations of U.S.
  government agencies          $350,266        $ 30      $3,242   $347,054
 Corporate notes and bonds       89,969          96         458     89,607
 Other debt securities          141,904          46         220    141,730
--------------------------------------------------------------------------------
  Total debt securities         582,139         172       3,920    578,391
--------------------------------------------------------------------------------
Equity securities                 2,009           -       1,015        994
--------------------------------------------------------------------------------
Total                          $584,148        $172      $4,935   $579,385
================================================================================

The amortized cost and estimated fair value amounts of debt securities above include $92,850,000 in other debt securities which are reported as cash equivalents.

The following is a summary of available-for-sale securities at March 31, 1996:


                                           Gross       Gross     Estimated
                              Amortized  Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                              ---------  ----------  ----------  ---------
                                             (In thousands)
Debt securities:
 U.S. Treasury securities
  and obligations of U.S.
  government agencies          $134,481     $  148     $1,955    $132,674
 Corporate notes and bonds       72,802        781        573      73,010
 Other debt securities           48,160        263         31      48,392
-------------------------------------------------------------------------------
  Total debt securities         255,443      1,192      2,559     254,076
-------------------------------------------------------------------------------
Equity securities                 2,009          -      1,272         737
-------------------------------------------------------------------------------
 Total                         $257,452     $1,192     $3,831    $254,813
===============================================================================

The amortized cost and estimated fair value amounts of debt securities above include $12,050,000 in other debt securities which are reported as cash equivalents.

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were approximately $156,827,000, $290,000 and $96,000, respectively, for fiscal year 1997, $586,917,000, $1,562,000 and $1,008,000, respectively, for fiscal year 1996 and $251,565,000, $88,000 and $2,666,000, respectively, for fiscal year 1995. The amortized cost and estimated fair value of available-for-sale debt and equity securities at March 31, 1997, by contractual maturity, are shown below:

                                                       Estimated
                                      Amortized          Fair
                                        Cost             Value
                                      ---------        ---------
                                            (In thousands)
Debt securities:
 Due in one year or less              $256,854         $256,912
 Due after one through three years     273,839          271,028
 Due after three years                  51,446           50,451
-------------------------------------------------------------------------------
  Total debt securities                582,139          578,391
-------------------------------------------------------------------------------
Equity securities                        2,009              994
-------------------------------------------------------------------------------
  Total                               $584,148         $579,385
===============================================================================

NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

International operates internationally giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. International does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1997 International had forward exchange contracts to purchase $157,655,000 in foreign currencies (primarily Canadian Dollars and Pound Sterling), and to sell $48,803,000 in foreign currencies (primarily Canadian Dollars), at varying maturities from fiscal year 1998 through 2000. At March 31, 1996, International had forward exchange contracts to purchase $179,365,000 in foreign currencies (primarily Canadian Dollars and Pound Sterling), and to sell $133,626,000 in foreign currencies (primarily Canadian Dollars, Dutch Guilders, Saudi Riyals and Pound Sterling), at varying maturities from fiscal year 1997 through 2000.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either contracts in progress or advance billings on contracts or as a component of either other current assets or accrued liabilities. They are recognized as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1997 and 1996, International had deferred gains of $3,405,000 and $4,306,000, respectively, and deferred losses of $409,000 and $1,081,000, respectively, related to forward exchange contracts which will principally be recognized in accordance with the percentage of completion method of accounting.

In management of its net interest costs (expense on debt and income on investments), International entered into interest rate swap agreements with certain banks which effectively change the fixed interest rates on certain long-term notes payable. Net amounts to be paid or received as a result of these agreements are accrued as adjustments to interest expense over the terms of
these contracts.   Interest rate swaps resulted in an increase in interest
expense of $211,000, $96,000 and $1,202,000 in fiscal years 1997, 1996 and 1995, respectively.

International is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in such contracts.


NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by International in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Investment securities: The fair values of investments are estimated based on quoted market prices. For investments for which there are no quoted market prices, fair values are derived from available yield curves for investments of similar quality and terms.

Note receivable from an unconsolidated affiliate: It was not practicable to estimate the fair value of International's 7.75% Note Receivable from the HeereMac joint venture because there are no quoted market prices and the time of its settlement cannot yet be determined.

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

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1997 and 1996, International had net forward exchange contracts outstanding to purchase foreign currencies with notional values of $108,852,000 and $45,739,000 and fair values of $115,205,000 and $51,146,000, respectively.

Interest rate swap agreements: The fair values of interest rate swaps are the amounts at which they could be settled and are estimated by obtaining quotes from brokers. At March 31, 1997 and 1996, International had an interest rate swap outstanding on current notional principal of $34,800,000 and $55,300,000, respectively, with a fair value of ($395,000) and ($470,000), respectively, which represents the estimated amount International would have to pay to terminate the agreement.

The estimated fair values of International's financial instruments are as follows:

                                    March 31, 1997          March 31, 1996
                                 -----------------      -------------------
                                 Carrying      Fair     Carrying       Fair
                                  Amount       Value    Amount         Value
                                 --------      -----    --------       -----
                                              (In thousands)
Balance Sheet Instruments

Cash and cash equivalents       $  257,783  $  257,783   $283,663    $283,663
Investment securities              486,535     486,535    242,763     242,763
Debt excluding capital leases    1,105,496   1,139,914    793,622     847,510
Subsidiary's redeemable
 preferred stocks                  170,983     161,698    173,301     166,362

NOTE 17 - SEGMENT REPORTING

International operates in two industry segments - Power Generation Systems and Equipment and Marine Construction Services.

Power Generation Systems and Equipment's principal businesses supply fossil-fuel and nuclear steam generating equipment to the electric power generation industry, and nuclear reactor components and nuclear fuel assemblies to the U.
S. Navy.

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

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Identifiable assets by industry segment are those assets that are used in International's operations in each segment. Corporate assets are principally cash and cash equivalents, investments in securities and prepaid pension costs.

In fiscal year 1997, export sales accounted for approximately 14% of International's total revenues. In fiscal years 1997, 1996 and 1995, the U.S. Government accounted for approximately 11%, 12% and 12%, respectively, of International's total revenues. These revenues are principally included in the Power Generation Systems and Equipment segment.

At March 31, 1997 and 1996 receivables of $4,388,000 and $6,824,000, respectively, were due from minority shareholders, primarily ETPM S.A.,
participating in International's consolidated joint ventures.   In fiscal years
1997, 1996 and 1995 equipment charters and overhead expenses of $3,995,000, $4,118,000 and $4,938,000, respectively, were charged by ETPM S.A. to the McDermott-ETPM joint venture.

In fiscal year 1997, a provision for estimated future non-employee products liability asbestos claims, the write-down of an equity investment and asset impairment losses, net of gains on asset disposals, resulted in an increase in Power Generation and Equipment segment operating loss of $80,446,000. Gains on asset disposals, net of asset impairment losses and write-downs of equity investments and claims for which recovery is no longer probable, resulted in a decrease in Marine Construction Services segment operating loss of $4,410,000 in fiscal year 1997. In fiscal year 1996, the write-off of an insurance claim due to an unfavorable arbitration ruling resulted in a decrease in Power Generation Systems and Equipment segment operating income of $12,600,000. The gain resulting from the sale of International's interest in Caspian Sea oil fields and a favorable insurance adjustment resulted in an increase in Marine Construction Services segment operating income of $34,788,000 and $12,000,000, respectively. The provisions for the closing of certain facilities in fiscal year 1995 resulted in a decrease in Power Generation Systems and Equipment segment operating income of $46,489,000.

Segment Information for the Three Fiscal Years Ended March 31, 1997.

1.  Information about International's Operations in Different Industry Segments.

REVENUES /(1)/                                1997         1996         1995
                                             ------       ------       ------
                                                      (In thousands)

Power Generation Systems and Equipment     $1,514,477   $1,708,566   $1,663,235
Marine Construction Services/(2)// (4)/     1,653,678    1,555,530    1,390,919
Intersegment Transfer Eliminations            (17,305)     (19,778)     (10,474)
--------------------------------------------------------------------------------
   Total Revenues                          $3,150,850   $3,244,318   $3,043,680
================================================================================
OPERATING INCOME (LOSS)

Segment Operating Income (Loss): /(3)/
 Power Generation Systems and Equipment    $  (80,985)  $   24,836   $   13,647
 Marine Construction Services/(2)/ /(4)/      (14,706)      51,465       38,405
--------------------------------------------------------------------------------
  Total Segment Operating Income (Loss)       (95,691)      76,301       52,052
--------------------------------------------------------------------------------
Equity in Income (Loss) of Investees:
  Power Generation Systems and Equipment        2,007       36,489        8,364
  Marine Construction Services                 (6,105)      11,949       25,488
--------------------------------------------------------------------------------
  Total Equity in Income (Loss) of Investees   (4,098)      48,438       33,852
--------------------------------------------------------------------------------
  General Corporate Expenses/(3)/             (47,456)     (37,100)     (38,928)
--------------------------------------------------------------------------------
       Total Operating Income (Loss)       $ (147,245)  $   87,639    $  46,976
================================================================================
/(1)/  Segment revenues include intersegment transfers as follows:

     Power Generation Systems
       and Equipment                       $    4,051   $  11,928     $   9,669
     Marine Construction Services              13,254       7,850           805
--------------------------------------------------------------------------------
     Total                                 $   17,305   $  19,778     $  10,474
================================================================================
(2)  See Note 2 regarding the acquisition of OPI during fiscal year 1995.
(3) Fiscal years 1996 and 1995 have been restated to conform to the fiscal year 1997 presentation which includes gains and losses on asset disposals and impairments in Operating Income (Loss). This restatement increased Segment Operating Income by $17,275,000 and $6,423,000 and General Corporate Expenses by $3,945,000 and $113,000, in fiscal years 1996 and 1995, respectively, from amounts previously reported.
(4) In March 1997, this segment's U.S. shipyard facility was sold. Revenues of $47,987,000, $23,386,000 and $64,354,000 and Operating Losses of
     $7,785,000, $2,875,000 and $14,034,000, respectively, in fiscal years 1997,
     1996 and 1995, relating to the shipyard facilities are included in this segment's results.

                                           1997         1996         1995
                                          ------       ------       ------
                                                   (In thousands)

CAPITAL EXPENDITURES

Power Generation Systems and Equipment   $   23,817    $    27,322  $   45,306
Marine Construction Services/(1)/            68,672         98,102     224,251
Corporate                                       703          1,232       1,467
--------------------------------------------------------------------------------
  Total Capital Expenditures             $   93,192    $   126,656  $  271,024
================================================================================

DEPRECIATION AND AMORTIZATION

Power Generation Systems and Equipment   $   40,318    $    41,835  $   34,828
Marine Construction Services                103,889         93,224      76,563
Corporate                                     7,374          4,816       4,167
--------------------------------------------------------------------------------
  Total Depreciation and Amortization    $  151,581    $   139,875  $  115,558
================================================================================

IDENTIFIABLE ASSETS

Power Generation Systems and Equipment   $2,260,146    $ 2,105,880  $2,099,223
Marine Construction Services              1,428,686      1,637,033   1,716,912
Corporate                                   910,650        644,338     935,535
--------------------------------------------------------------------------------
   Total Identifiable Assets             $4,599,482    $ 4,387,251  $4,751,670
================================================================================

(1) Includes property, plant and equipment of $11,198,000 and $173,134,000 of acquired companies in fiscal years 1996 and 1995, respectively, and expenditures on an asset held for lease of $1,821,000, $29,620,000 and $6,711,000 in fiscal years 1997, 1996 and 1995, respectively.

2. Information about McDermott International's Operations in Different Geographic Areas.


                                                 1997      1996        1995
                                                ------    ------      ------

                                                       (In thousands)

Revenues/(1)/         - United States        $1,752,384  $1,488,458  $1,500,037
                      - Canada                  512,713     883,883     739,663
                      - Europe and
                          West Africa           439,575     517,190     348,486
                      - Far East                222,735     206,913     326,523
                      - Middle East             196,285     143,026     128,860
                      - Other Foreign            27,158       4,848         111
-------------------------------------------------------------------------------
                        Total                $3,150,850  $3,244,318  $3,043,680
===============================================================================
Segment Operating
 Income (Loss) by
 Geographic Area /(2)/ - United States       $  (72,075) $   (6,732) $  (44,160)
                       - Canada                 (31,173)     18,934      27,440
                       - Europe and
                           West Africa            8,669      27,132      27,200
                       - Far East                (6,253)        630      35,181
                       - Middle East            (29,147)     35,899      10,488
                       - Other Foreign/(3)/      34,288         438      (4,097)
-------------------------------------------------------------------------------
                         Total               $  (95,691) $   76,301  $   52,052
===============================================================================
Identifiable
 Assets                - United States       $2,588,164  $2,305,069  $2,267,800
                       - Canada                 186,886     344,984     348,200
                       - Europe and
                           West Africa          474,538     578,561     736,442
                       - Far East               230,920     286,678     208,655
                       - Middle East            153,635     174,737     209,221
                       - Other Foreign           54,689      52,884      45,817
                       - Corporate              910,650     644,338     935,535
-------------------------------------------------------------------------------
                         Total               $4,599,482  $4,387,251  $4,751,670
===============================================================================

/(1)/ Net of inter-geographic area revenues in fiscal years 1997, 1996 and 1995 as follows: United States- $33,524,000, $69,872,000 and
        $69,432,000; Canada -$50,033,000, $22,389,000 and $11,538,000; Europe
        and West Africa - $5,391,000, $6,036,000 and $13,200,000; Far East -
        $738,000, $486,000 and $18,414,000; Middle East -$1,265,000, $15,152,000
        and $37,303,000; and Other Foreign -$16,742,000, $13,519,000 and
        $26,259,000, respectively.

/(2)/ Fiscal years 1996 and 1995 have been restated to conform to the fiscal year 1997 presentation which includes gains and losses on asset disposals and impairments in Operating Income (Loss). This restatement increased Segment Operating Income by $17,275,000 and $6,423,000, respectively, in fiscal years 1996 and 1995, from amounts previously reported.

/(3)/ Includes a gain on the sale of two derrick barges of $30,232,000 in fiscal year 1997.

NOTE 18 -  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31, 1997 and 1996. Operating income (loss) includes gains and losses on asset disposals and impairments to conform with the presentation in the Consolidated Statement of Income (Loss).

                                                                   1997
                                                                  -----
                                                               QUARTER ENDED
                                                 ------------------------------------------
                                                 JUNE 30,  SEPT. 30,   DEC. 31,   MARCH 31,
                                                  1996       1996        1996       1997
                                                 --------  ---------   --------   ---------
                                                (In thousands, except for per share amounts)
Revenues                                         $872,809   $800,921    $744,700  $ 732,420
Operating income (loss)                             5,329    (17,172)     55,038   (190,440)
Net income (loss)                                 (11,953)   (27,800)     23,486   (189,838)

Primary and Fully Diluted
Earnings (Loss) per Share:                          (0.26)     (0.55)       0.39      (3.50)


Quarterly results have been restated to reflect the discontinuance of the equity method for International's investment in HeereMac. This restatement reduced operating income by $7,894,000 and $26,388,000 and increased net loss by $4,129,000 ($0.08 per share) and $15,370,000 ($0.28 per share) for the quarters ended June 30 and September 30, respectively, and increased operating income by $10,052,000 and net income by $6,867,000 ($0.12 per share) for the quarter ended December 31.

Pre-tax results for the quarter ended September 30, 1996 include an asset impairment loss of $7,295,000. Pre-tax results for the quarter ended December 31, 1996, include gains on asset disposals of $43,124,000, including realization of $12,271,000 of the deferred gain on the sale of major marine vessels to HeereMac, and favorable workers' compensation cost and other insurance adjustments of $21,441,000. Pre-tax results for the quarter ended March 31, 1997 include gains on asset disposals of $28,997,000, a provision of $72,400,000 for estimated future non-employee products liability asbestos claims, asset impairment losses of $47,347,000, write-downs of equity investments totaling $25,875,000, the write-down of certain claims of $12,506,000 for which recovery is no longer probable, and a $10,285,000 provision related to employee severance costs.


                                                                   1996
                                                                  -----
                                                               QUARTER ENDED
                                                 ------------------------------------------
                                                 JUNE 30,  SEPT. 30,   DEC. 31,   MARCH 31,
                                                  1995       1995        1995       1996
                                                 --------  ---------   --------   ---------
                                                (In thousands, except for per share amounts)

Revenues                                         $816,474  $806,756   $766,538   $854,550
Operating income (loss)                            40,450    22,917     36,166    (11,894)
Net income (loss)                                   8,832     9,054      6,606     (3,867)

Primary and Fully Diluted
Earnings (Loss) per Share:                           0.12      0.13       0.08      (0.11)


Pre-tax results for the quarter ended June 30, 1995 include an equity income gain of $30,612,000 resulting from the sale of two power purchase contracts. Pre-tax results for the quarter ended September 30, 1995 include a favorable insurance adjustment of $12,000,000. Pre-tax results for the quarter ended December 31, 1995 include favorable worker's compensation cost and other insurance adjustments of $12,640,000. Pre-tax results for the quarter ended March 31, 1996 include a gain of $34,788,000 resulting from the sale of International's interest in Caspian Sea oil fields and the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations.

Item 9.         DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL
DISCLOSURE



                                      None

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement for McDermott International's 1997 Annual Meeting of Stockholders.


Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" in the Proxy Statement for McDermott International's 1997 Annual Meeting of Stockholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in McDermott International's Proxy Statement for the 1997 Annual Meeting of Stockholders.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                 NONE

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

     (a) The following documents are filed as part of this Annual Report or incorporated by reference:

          1. CONSOLIDATED FINANCIAL STATEMENTS

               Report of Independent Auditors

               Consolidated Balance Sheet
                March 31, 1997 and 1996

               Consolidated Statement of Income (Loss)
                For the Three Fiscal Years Ended March 31, 1997

               Consolidated Statement of Stockholders' Equity
                For the Three Fiscal Years Ended March 31, 1997

               Consolidated Statement of Cash Flows
                For the Three Fiscal Years Ended March 31, 1997

               Notes to Consolidated Financial Statements
                For the Three Fiscal Years Ended March 31, 1997

          2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

               All required schedules will be filed by amendment to this Form 10-K on Form 10-K/A.


          3.  EXHIBITS

              Exhibit
              Number                   Description
              ------                   -----------


               3.1 McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of McDermott International, Inc.'s Form 10-K for the fiscal year ended March 31, 1996).

               3.2 McDermott International, Inc.'s amended and restated By-Laws (incorporated by reference to Exhibit 3.2 of McDermott International, Inc.'s Form 10-Q for the quarter ended December 31, 1996).

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


              10.2        Intercompany Agreement (incorporated by reference to
                          Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983).

              10.3* Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1990).

              10.4* McDermott International, Inc.'s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994 as filed with the Commission).

              10.5* McDermott International, Inc.'s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report of Form 10-K, as amended, for the fiscal year ended March 31, 1988).

              10.6* Retirement Plan for Non-Management Directors of McDermott International, Inc. (incorporated by reference to Exhibit 11 to McDermott International, Inc.'s current report on Form 8-K filed with the Commission December 10, 1991).

              10.7* McDermott International, Inc.'s 1992 Senior Management Stock Option Plan (incorporated by reference to
                          Exhibit 10 of McDermott International, Inc.'s 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994).

              10.8* McDermott International, Inc.'s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended for the fiscal year ended March 31, 1992).

              10.9* McDermott International, Inc.'s 1992 Director Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31,
                          1992).

              10.10* McDermott International, Inc.'s Restated 1996 Officer Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on August 6, 1996 as filed with the Commission under a
                          Schedule 14A).

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

                               FORM 8-K  REPORTS


There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                McDERMOTT INTERNATIONAL, INC.




                                                  /s/Roger E. Tetrault
                                                  ---------------------------
July  10, 1997                               By:  Roger E. Tetrault
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.



      Signature                                     Title
      ---------                                     -----

/s/ Roger E. Tetrault *             Chairman of the Board, Chief Executive
----------------------------        Officer and Director (Principal Executive
Roger E. Tetrault                   Officer)


/s/ Daniel R. Gaubert               Senior Vice President and Chief Financial
----------------------------        Officer (Principal Financial and Accounting
Daniel R. Gaubert                   Officer)

/s/ Theodore H. Black *             Director
----------------------------
Theodore H. Black


/s/ Phillip J. Burguieres *         Director
----------------------------
Phillip J. Burguieres


/s/ John W. Johnstone, Jr. *        Director
----------------------------
John W. Johnstone, Jr.

    Signature                        Title
    ---------                        -----


/s/ William McCollam, Jr. *         Director
-----------------------------
William McCollam, Jr.


/s/ John N. Turner *                Director
-----------------------------
John N. Turner


/s/ Richard E. Woolbert *           Director
-----------------------------
Richard E. Woolbert



* Constitutes a majority of the Board of Directors of McDermott International, Inc.

July  10, 1997

                               INDEX TO EXHIBITS

                                                                  Sequentially
Exhibit                                                             Numbered
Number                      Description                              Pages
------                      -----------                              -----


 3.1 McDermott International Inc.'s Articles of Incorporation, as amended.

 3.2      McDermott International Inc.'s amended and restated By-Laws.

 4.1 Rights Agreement (incorporated by reference to Exhibit 1 to McDermott International Inc.'s registration statement on Form 8-A, dated December 15, 1995.

10.1* McDermott International, Inc.'s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 of McDermott International Inc.'s 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994).

10.2      Intercompany Agreement (incorporated by reference to
          Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1983).

10.3*     Trust for Supplemental Executive Retirement Plan
          (incorporated by reference to Exhibit 10 to McDermott
          International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1990).

10.4* McDermott International, Inc.'s 1994 Variable Supplemental Compensation Plan ( incorporated by reference to Exhibit A to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994 as filed with the Commission).

10.5* McDermott International, Inc.'s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to
          Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended
          March 31, 1988).

10.6* Retirement Plan for Non-Management Directors of McDermott International, Inc. (incorporated by reference to Exhibit 11 to McDermott International, Inc.'s current report on Form 8-K filed with the Commission December 10, 1991).

10.7* McDermott International Inc.'s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 of McDermott International, Inc.'s 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994).

                               INDEX TO EXHIBITS


                                                                  Sequentially
Exhibit                                                             Numbered
Number                      Description                              Pages
------                      -----------                              -----



10.8* McDermott International, Inc.'s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended for the fiscal year ended March 31, 1992).

10.9* McDermott International, Inc.'s 1992 Directors Stock Program (Incorporated by reference to Exhibit 10 to McDermott
          International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1992).

10.10* McDermott International, Inc.'s Restated 1996 Officer Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on August 6, 1996 as filed with the Commission under a Schedule 14A).

11        Statement Re Computation of Per Share Earnings (Loss)

21        Significant Subsidiaries of the Registrant

23        Consent of Independent Auditors

27        Financial Data Schedule

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.