Form 10-K/A
period 1997-03-31
MCDERMOTT INTERNATIONAL INC
filed 1997-07-29
CIK 708819

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

       Registrant's Telephone Number, including area code (504) 587-5400
                                                          --------------
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

                         McDERMOTT INTERNATIONAL, INC.

              INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS



                                                                          Page
                                                                          ----
Report of Independent Auditors                                              2

Financial Statement Schedule Covered by Report of Independent Auditors:

   I  Condensed Financial Information of Registrant                         3

Signature of Registrant                                                     9

Exhibit Index
-------------

    3.2   McDermott International, Inc.'s amended and restated By-Laws.

   23     Consent of Independent Auditors

   99     (1) McDermott-ETPM West, Inc. Combined Financial Statements for the
              Years Ended March 31, 1997, 1996 and 1995

          (2) Supplementary Financial Information on Panamanian Securities Regulations

All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements, or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. as of March 31, 1997 and 1996, and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated July 10, 1997. Our audits also included the financial statement schedule listed in the Index to Financial Statement Schedules and Exhibits in this Form 10-K/A-1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              ERNST & YOUNG LLP


New Orleans, Louisiana
July 10, 1997

                                                                      Schedule I

                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            MARCH 31, 1997 AND 1996

ASSETS                                      1997              1996
-------                                   --------          --------
                                                 (In thousands)

Current Assets:
 Cash and cash equivalents                $     43            $    115
 Accounts receivable - trade                   337               1,339
 Accounts receivable - other                 1,164                 875
 Accounts receivable from subsidiaries     179,399             322,375
 Other current assets                        3,228                  56
                                        ----------          ----------
     Total Current Assets                  184,171             324,760
                                        ----------          ----------
Investments in Subsidiaries and
  Other Investees, at Equity             1,102,496           1,244,868
                                        ----------          ----------
Property, Plant and Equipment, at Cost:
  Buildings                                  3,328               3,420
  Machinery and equipment                    6,834              10,241
  Property under construction                    -                   4
                                        ----------          ----------
                                            10,162              13,665

  Less accumulated depreciation             10,116              13,288
                                        ----------          ----------
     Net Property, Plant and Equipment          46                 377
                                        ----------          ----------
Notes Receivable from Subsidiaries and
  Other Investees                                -             231,000
                                        ----------          ----------
Other Assets                                39,634              30,766
                                        ----------          ----------
     TOTAL                              $1,326,347          $1,831,771
                                        ==========          ==========

See accompanying notes to condensed financial information.

                                                        Schedule I





LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
                                            1997            1996
                                          --------       ----------
                                              (In thousands)
Current Liabilities:
 Current maturities of long-term debt   $   22,600        $   20,500
 Accounts payable                            1,500             1,305
 Accounts payable to subsidiaries          813,804         1,010,558
 Accrued liabilities - other                24,486            22,849
 Income taxes                                2,362                18
                                        ----------        ----------
     Total Current Liabilities             864,752         1,055,230
                                        ----------        ----------
Long-Term Debt                              12,200            34,800
                                        ----------        ----------
Notes Payable to Subsidiaries                   -             45,455
                                        ----------        ----------
Other Liabilities                           12,394            11,766
                                        ----------        ----------
Contingencies

Stockholders' Equity:
  Preferred stock                            2,875             2,875
  Common stock                              54,937            54,436
  Capital in excess of par value           962,445           949,022
  Deficit                                 (538,163)         (290,968)
  Minimum pension liability                 (2,148)           (1,428)
  Net unrealized loss on investments        (4,132)           (1,875)
  Currency translation adjustments         (38,813)          (27,542)
                                        ----------        ----------
     Total Stockholders' Equity            437,001           684,520
                                        ----------        ----------
     TOTAL                              $1,326,347        $1,831,771
                                        ==========        ==========

                                                                      Schedule I

                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                           STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997

                                                  1997            1996          1995
                                                 -------         ------        -------
                                                            (In thousands)

Revenues                                         $     -         $  840        $41,855

Costs and Expenses:
 Cost of operations (excluding depreciation
   and amortization)                              16,072              2         34,135
 Depreciation and amortization                       761          3,067          4,698
 Selling, general and administrative expenses      3,284          2,949          8,623
                                               ---------       --------      ---------
                                                  20,117          6,018         47,456
                                               ---------       --------      ---------
Gain (Loss) on Asset Disposals-net                   (24)             -          8,332
                                               ---------       --------      ---------
Operating Income (Loss) before Equity in
 Income (Loss) of Investees                      (20,141)        (5,178)         2,731

Equity in Income (Loss) of Subsidiaries
 and Other Investees                            (190,569)        16,314            877
                                               ---------       --------      ---------
 Operating Income (Loss)                        (210,710)        11,136          3,608
                                               ---------       --------      ---------
Other Income (Expense):
 Interest income                                   6,729         21,913         25,047
 Interest expense                                 (5,225)       (12,801)       (13,916)
 Other - net                                       1,871            377            706
                                               ---------       --------      ---------
                                                   3,375          9,489         11,837
                                               ---------       --------      ---------
Income (Loss) before Provision for
 (Benefit from) Income Taxes and
 Cumulative Effect of Accounting Change         (207,335)        20,625         15,445
Provision for (Benefit from) Income Taxes         (1,230)             -          4,569
                                               ---------       --------      ---------
Income (Loss) before Cumulative Effect of
 Accounting Change                              (206,105)        20,625         10,876

Cumulative Effect of Accounting Change                 -              -         (1,765)
                                               ---------       --------      ---------
Net Income (Loss)                              $(206,105)       $20,625         $9,111
                                               =========       ========      =========

See accompanying notes to condensed financial information.

              McDERMOTT INTERNATIONAL, INC. (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                   1997        1996      1995
                                                   ----        ----      ----
                                                        (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                              $ (206,105)   $20,625    $9,111
                                               ----------    -------   -------
Adjustments to reconcile net income (loss) to
 net cash provided by operating
 activities:
   Depreciation and amortization                      761      3,067     4,698
   Equity in income or loss of subsidiaries
     and other investees, less dividends          207,769      4,936    10,922
   (Gain) loss on asset disposals-net                  24          -    (8,332)
   Benefit from deferred taxes                     (1,230)         -      (627)
   Cumulative effect of accounting changes              -          -     1,765
   Other                                            7,385      8,349     5,284
   Changes in assets and liabilities:
     Accounts and notes receivable                153,023    300,318    96,338
     Accounts payable                            (196,099)  (249,706)   67,603
     Income taxes                                  (4,212)      (195)  (28,992)
     Other, net                                    (6,897)    (5,953)  (41,253)
                                               ----------    -------   -------

NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                       (45,581)    81,441   116,517
                                               ----------    -------   -------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset disposals                           6          -     8,334
Purchases of property, plant and equipment              2          -      (562)
Investments in subsidiaries                       (68,162)      (100)     (200)
(Increase) decrease in loans to subsidiaries      231,000          -   (16,600)
                                               ----------    -------   -------

NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                       162,846       (100)   (9,028)
                                               ----------    -------   -------

                                                                       CONTINUED



                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                           1997          1996         1995
                                         ---------  --------------  ---------
                                                    (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                $(20,500)       $(18,500)  $(16,600)
Decrease in short-term borrowing                -               -    (19,370)
Issuance of common stock                      565           1,802      3,194
Decrease in loans from subsidiaries       (45,455)         (2,329)   (14,928)
Dividends paid                            (51,947)        (62,411)   (61,827)
Other                                           -               -       (159)
                                        ---------        --------  ---------
NET CASH USED IN FINANCING ACTIVITIES    (117,337)        (81,438)  (109,690)
                                        ---------        --------  ---------


NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                  (72)            (97)    (2,201)
                                        ---------        --------  ---------


CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                      115             212      2,413
                                        ---------        --------  ---------


CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                $      43            $115       $212
                                        =========        ========  =========


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

Cash paid during the period for:
 Interest, including intercompany
  interest (net of amount
  capitalized)                          $   5,778        $13,267     $14,186
 Income taxes, net of refunds           $       -        $   199     $   252
                                        =========        =======    ========


See accompanying notes to condensed financial information.

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                     NOTES TO CONDENSED FINANCIAL INFORMATION
                 FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1997



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

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of:                    1997           1996
                                            -------        -------
                                                (In thousands)

10.375% Note payable due 1998 (Secured)     $34,800        $55,300

Less:  Amounts due within one year           22,600         20,500
                                            -------        -------

                                            $12,200        $34,800
                                            =======        =======

Maturities of long-term debt subsequent to March 31, 1997 are as follows:  1998
- $22,600,000; 1999 - $12,200,000.

NOTE 3 - CONTINGENCIES

McDermott International, Inc. is contingently liable under standby letters of credit totaling $154,187,000 at March 31, 1997 issued in the normal course of business.

McDermott International, Inc. has guaranteed the indebtedness of certain of its subsidiaries and other investees. At March 31, 1997, these guarantees included $17,501,000 of loans to and $725,000 of standby letters of credit issued by certain subsidiaries and other investees.

NOTE 4 - DIVIDENDS RECEIVED

McDermott International, Inc. received dividends from its consolidated subsidiaries of $17,200,000, $21,250,000, and $11,799,000 for the years ended
March 31, 1997, March 31, 1996 and March 31, 1995, respectively.

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



                                         McDERMOTT INTERNATONAL, INC.
                                         ----------------------------
                                                (REGISTRANT)



                                         By: /s/Daniel R. Gaubert
                                            --------------------
                                            Daniel R. Gaubert
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



July 24, 1997

                                 EXHIBIT INDEX

   Exhibit
    Number
   -------

   23  Consent of Independent Auditors

   99  (1)  McDermott-ETPM West, Inc. Combined Financial Statements for the
            Years Ended March 31, 1997, 1996 and 1995

       (2) Supplementary Financial Information on Panamanian Securities Regulations