Form 10-Q
period 1997-06-30
MCDERMOTT INTERNATIONAL INC
filed 1997-08-07
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934


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


The number of shares of Common Stock, par value $1 per share, outstanding as of July 25, 1997 was 55,530,141.

            M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

                        I N D E X  -  F O R M   1 0 - Q


                                                                PAGE
                                                                ----

PART I - FINANCIAL INFORMATION


 Item 1 - Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheet
         June 30, 1997 and March 31, 1997                       4

      Condensed Consolidated Statement of Income (Loss)
         Three Months Ended June 30, 1997 and 1996              6

      Condensed Consolidated Statement of Cash Flows
         Three Months Ended June 30, 1997 and 1996              8

      Notes to Condensed Consolidated Financial Statements      10

 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations         12


PART II - OTHER INFORMATION

  Item 5 - Other Information                                    22

  Item 6 - Exhibits and Reports on Form 8-K                     23


SIGNATURES                                                      24


Exhibit 11 - Calculation of Earnings (Loss) Per
               Common and Common Equivalent Share               26

Exhibit 27 - Financial Data Schedule                            28

                                    PART I

                        McDERMOTT INTERNATIONAL,  INC.



                             FINANCIAL INFORMATION



      Item 1. Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997

                                    ASSETS


                                                                             6/30/97              3/31/97
                                                                             --------             --------
                                                                             (Unaudited)
                                                                                       (In thousands)
Current Assets:
 Cash and cash equivalents                                            $      289,330          $    257,783
 Short-term investments in debt securities                                    76,393                75,946
 Accounts receivable - trade                                                 552,872               547,082
 Accounts receivable - unconsolidated affiliates                              56,446                66,074
 Accounts receivable - other                                                 175,607               185,138
 Insurance recoverable - current                                             167,872               183,000
 Contracts in progress                                                       324,414               326,512
 Inventories                                                                  65,457                66,322
 Deferred income taxes                                                        60,486                60,866
 Other current assets                                                         50,557                65,604
----------------------------------------------------------------------------------------------------------
     Total Current Assets                                                  1,819,434             1,834,327
----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, at Cost:                                    1,774,193             1,764,300
     Less accumulated depreciation                                         1,190,500             1,164,555
----------------------------------------------------------------------------------------------------------
       Net Property, Plant and Equipment                                     583,693               599,745
----------------------------------------------------------------------------------------------------------
  Investments in Debt Securities:
   Government obligations                                                    270,886               291,538
   Other investments                                                         128,862               118,057
----------------------------------------------------------------------------------------------------------
     Total Investments                                                       399,748               409,595
----------------------------------------------------------------------------------------------------------
Insurance Recoverable                                                        689,914               720,913
----------------------------------------------------------------------------------------------------------
  Excess of Cost Over Fair Value of Net Assets
     of Purchased Businesses Less Accumulated
     Amortization of $166,332,000 at June 30, 1997
     and $158,523,000 at March 31, 1997                                      410,945               423,095
----------------------------------------------------------------------------------------------------------
  Prepaid Pension Costs                                                      309,287               303,825
----------------------------------------------------------------------------------------------------------
  Other Assets                                                               314,701               307,982
----------------------------------------------------------------------------------------------------------
       TOTAL                                                          $    4,527,722          $  4,599,482
==========================================================================================================

  See accompanying notes to condensed consolidated financial statements.


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             6/30/97             3/31/97
                                                                             --------            -------
                                                                             (Unaudited)
                                                                                    (In thousands)
Current Liabilities:
 Notes payable and current
    maturities of long-term debt                                      $      288,299       $     451,857
 Accounts payable                                                            282,701             268,274
 Environmental and products liabilities - current                            199,874             211,841
 Accrued employee benefits                                                   102,899             106,498
 Advance billings on contracts                                               242,440             200,163
 Other current liabilities                                                   393,004             370,123
--------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                               1,509,217           1,608,756
--------------------------------------------------------------------------------------------------------
Long-Term Debt                                                               625,702             667,174
--------------------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                                400,515             400,445
--------------------------------------------------------------------------------------------------------
Environmental and Products Liabilities                                       862,565             903,379
--------------------------------------------------------------------------------------------------------
Other Liabilities                                                            255,377             250,885
--------------------------------------------------------------------------------------------------------
Contingencies
--------------------------------------------------------------------------------------------------------
Minority Interest:
 Subsidiary's preferred stocks                                               166,461             170,983
 Other minority interest                                                     160,764             160,859
--------------------------------------------------------------------------------------------------------
   Total Minority Interest                                                   327,225             331,842
--------------------------------------------------------------------------------------------------------
Stockholders' Equity:
 Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 Series C $2.875 cumulative
   convertible, par value $1.00 per share,
   (liquidation preference $143,750,000)                                       2,875               2,875
 Common stock, par value $1.00 per share,
   authorized 150,000,000 shares; outstanding
   55,258,279 at June 30, 1997 and
   54,936,956 at March 31, 1997                                               55,258              54,937
 Capital in excess of par value                                              971,196             962,445
 Deficit                                                                    (433,127)           (538,163)
 Minimum pension liability                                                    (2,148)             (2,148)
 Net unrealized loss on investments                                           (1,615)             (4,132)
 Currency translation adjustments                                            (45,318)            (38,813)
--------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                547,121             437,001
--------------------------------------------------------------------------------------------------------
     TOTAL                                                            $    4,527,722      $    4,599,482
========================================================================================================

                         McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                 JUNE 30, 1997

                                                                                 THREE MONTHS ENDED
                                                                             6/30/97             6/30/96
                                                                             --------            --------
                                                                                      (Unaudited)

                                                                                    (In thousands)

Revenues                                                              $      928,087        $    872,809
--------------------------------------------------------------------------------------------------------
Costs and Expenses:
   Cost of operations (excluding depreciation
     and amortization)                                                       786,852             768,415
   Depreciation and amortization                                              38,323              33,855
   Selling, general and
    administrative expenses                                                   55,569              63,195
--------------------------------------------------------------------------------------------------------
                                                                             880,744             865,465
--------------------------------------------------------------------------------------------------------
Gain on Asset Disposals and Impairments - Net                                 97,381               1,435
--------------------------------------------------------------------------------------------------------

Operating Income before Equity in Income of Investees                        144,724               8,779
--------------------------------------------------------------------------------------------------------
Equity in Income (Loss) of Investees                                              70              (3,450)
--------------------------------------------------------------------------------------------------------
   Operating Income                                                          144,794               5,329
--------------------------------------------------------------------------------------------------------

Other Income (Expense):
   Interest income                                                            12,496              10,329
   Interest expense                                                          (25,205)            (19,728)
   Minority interest                                                          (6,693)             (6,788)
   Other-net                                                                   1,646              (2,425)
--------------------------------------------------------------------------------------------------------
                                                                             (17,756)            (18,612)

Income (Loss) before Provision for Income Taxes                              127,038             (13,283)

Provision for (Benefit from) Income Taxes                                     17,178              (1,330)
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                       $    109,860           $ (11,953)
========================================================================================================

                                                                      CONTINUED


                                                                                  THREE MONTHS ENDED
                                                                              6/30/97             6/30/96
                                                                              -------             -------
                                                                                      (Unaudited)
Earnings (Loss) per Common and
 Common Equivalent Share:

                                        (In thousands, except shares and per share amounts)
Primary

 Net income (loss) applicable to common
   stock (after preferred stock dividends)                              $     107,794        $    (14,019)
==========================================================================================================

 Earnings (loss) per common and common
   equivalent share                                                     $        1.94        $      (0.26)
==========================================================================================================

 Weighted average number of common
   and common equivalent shares                                            55,437,327          54,507,685
==========================================================================================================


Fully Diluted

 Net income (loss) applicable to common
   stock (after preferred stock dividends)                             $      111,410        $    (14,019)
==========================================================================================================

 Earnings (loss) per common and common
   equivalent share                                                    $         1.77        $      (0.26)
==========================================================================================================

 Weighted average number of common
   and common equivalent shares                                            62,994,244          54,507,685
==========================================================================================================

                         McDERMOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1997

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                THREE MONTHS ENDED
                                                                             6/30/97            6/30/96
                                                                             -------            -------
                                                                                     (Unaudited)

                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                  $         109,860       $    (11,953)
-------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
   Depreciation and amortization                                              38,323              33,855
   Equity in income or loss of investees,
     less dividends                                                            2,700               4,996
   Gain on asset disposals and
     impairments - net                                                       (97,381)             (1,435)
   Provision for deferred taxes                                                4,163               8,326
   Other                                                                       7,089                (326)
   Changes in assets and liabilities:
     Accounts receivable                                                      13,240             (75,008)
     Net contracts in progress and advance billings                           24,865               6,325
     Accounts payable                                                         15,461              (9,588)
     Accrued and other current liabilities                                    49,613             (79,466)
     Other, net                                                              (41,217)              7,937
Proceeds from insurance for products liabilities claims                       39,720              34,462
Payments of products liabilities claims                                      (50,833)            (37,368)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          115,603            (119,243)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                    (9,282)            (35,508)
Purchases of  investments                                                   (244,480)            (45,278)
Sales and maturities of investments                                          257,602              48,069
Proceeds from asset disposals                                                121,653               5,945
Other                                                                         (2,706)             (6,273)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          122,787             (33,045)
---------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                THREE MONTHS ENDED
                                                                             6/30/97            6/30/96
                                                                             -------            -------
                                                                                     (Unaudited)

                                                                                    (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                       $            (33,402)     $      (12,735)
Increase (decrease) in short-term borrowing                                 (170,994)            132,045
Issuance of common stock                                                       5,317                  42
Dividends paid                                                                (4,812)            (15,669)
Repurchase of subsidiary's preferred stock                                    (4,314)                  -
Other                                                                          1,004                (594)
---------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (207,201)            103,089
---------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                         358                  15
---------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                            31,547             (49,184)
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             257,783             238,663
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $            289,330            $189,479
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
---------------------------------------------------------------------------------------------------------
Cash paid during the period for:
  Interest (net of amount capitalized)                          $             15,674      $       16,832
  Income taxes (refunds)- net                                   $            (13,859)     $        3,003
=========================================================================================================

  See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

  NOTE 1 - BASIS OF PRESENTATION


  McDermott International, Inc. is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. Unless the context otherwise requires, hereinafter, "International" will be used to mean the consolidated enterprise.

  The accompanying unaudited condensed consolidated financial statements are presented in U. S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for a gain of $96,059,000 from the sale of International's interest in Sakhalin Energy Investment Company, Ltd. during the three months ended June 30, 1997. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. Results for the quarter ended June 30, 1996 have been restated to reflect the change in fiscal year 1997 from the equity to the cost method of accounting for International's investment in the HeereMac joint venture. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott International, Inc.'s annual report on Form 10-K for the fiscal year ended March 31, 1997.

  NOTE 2 - PRODUCTS LIABILITY

  At June 30, 1997, the estimated liability for pending and future non-employee products liability asbestos claims was $1,031,949,000 (of which less than $283,000,000 had been asserted) and estimated insurance recoveries were $857,786,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

  NOTE 3 - INVENTORIES

  Inventories at June 30, 1997 and March 31, 1997 are summarized below:

                                 June 30,    March 31,
                                   1997        1997
                                -----------  ---------
                                (Unaudited)
                                    (In thousands)

  Raw Materials and Supplies       $48,805     $50,823
  Work in Progress                   8,904       8,498
  Finished Goods                     7,748       7,001
------------------------------------------------------
                                   $65,457     $66,322
======================================================

  NOTE 4  - INVESTIGATIONS

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

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

  McDermott International, Inc. is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. Unless the context otherwise requires, hereinafter, "International" will be used to mean the consolidated enterprise. A significant portion of International's revenues and operating results are derived from its foreign operations. As a result, International's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. International attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, International enters into forward exchange contracts to hedge foreign currency transactions, which reduces the impact of foreign exchange rate movements on operating results.

  Management's discussion of revenues and operating income is presented on a business unit basis as follows: Marine Construction Services (includes the results of operations of JRM); Power Generation Systems (includes the results of operations of the Babcock & Wilcox Power Generation Group); Government Operations (includes the results of operations of the Babcock & Wilcox Government Group) and Other (includes the results of operations of Engineering and Construction operations, and Shipbuilding operations, other non-core business operations and certain adjustments, which are not allocated to the business units). The results of operations for the three months ended June 30, 1996 have been restated to reflect the reclassification of certain operations from B&W Operations to Power Generation Systems and Government Groups and Marine Construction Services business unit to Other to conform with the presentation at June 30, 1997. Results for the quarter ended June 30, 1996 have been restated to reflect the discontinuance of the equity method for International's investment in the HeereMac joint venture, and to include gains and losses on asset disposals and impairments in Operating Income.

      RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 VS. THREE
                          MONTHS ENDED JUNE 30, 1996


                                                                     THREE MONTHS ENDED
                                                                  6/30/97          6/30/96
                                                                  --------         --------
                                                                         (Unaudited)
                                                                       (In thousands)
REVENUES

Marine Construction Services                                  $   464,582    $     389,189
Power Generation Systems                                          285,037          256,250
Government Operations                                              83,522           88,907
Other                                                             103,261          149,657
Eliminations                                                       (8,315)         (11,194)
-------------------------------------------------------------------------------------------
   TOTAL REVENUES                                             $   928,087    $     872,809
===========================================================================================
OPERATING INCOME

  Business Unit Income (Loss):

   Marine Construction Services                               $    26,284    $      21,981
   Power Generation Systems                                        19,030           (4,318)
   Government Operations                                            9,935            5,322
   Other                                                            1,712           (6,050)
-------------------------------------------------------------------------------------------
    TOTAL                                                          56,961           16,935
===========================================================================================
  Gain on Asset Disposals and Impairments - Net:

   Marine Construction Services                                       594              408
   Power Generation Systems                                             3              260
   Government Operations                                                -               80
   Other                                                           96,476              578
   Corporate                                                          308              109
-------------------------------------------------------------------------------------------
       TOTAL                                                       97,381            1,435
===========================================================================================
  Equity in Income (Loss) of Investees:

    Marine Construction Services                                   (4,146)          (6,596)
    Power Generation Systems                                        1,774            2,516
    Government Operations                                             580              612
    Other                                                           1,862               18
-------------------------------------------------------------------------------------------
      TOTAL                                                            70           (3,450)
-------------------------------------------------------------------------------------------
  Corporate G&A Expense                                            (9,618)          (9,591)
-------------------------------------------------------------------------------------------
     TOTAL OPERATING INCOME                                   $   144,794    $       5,329
===========================================================================================

  Marine Construction Services
  ----------------------------

  Revenues increased $75,393,000 to $464,582,000, primarily due to higher volume in offshore, fabrication, and procurement activities in the Middle East, engineering activities in the United States, and procurement and engineering activities in the North Sea and the Far East. These increases were partially offset by lower volume in offshore activities in the Far East.

  Business unit income increased $4,303,000 to $26,284,000, primarily due to the higher activities in the Middle East and lower overall administrative expenses. These increases were partially offset by lower margins in the Far East and lower margins in engineering and offshore activities in the North Sea.

  Equity in loss of investees decreased $2,450,000 to $4,146,000, primarily due to improved results from the Brown & Root McDermott Fabricators Limited, McDermott-ETPM West, Inc. and three Mexican joint ventures.

  Power Generations Systems
  -------------------------

  Revenues increased $28,787,000 to $285,037,000, primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators and replacement parts. These increases were partially offset by lower revenues from plant enhancement projects and repair and alteration of existing fossil fuel steam systems.

  Business unit income increased $23,348,000 from a loss of $4,318,000 to income of $19,030,000, primarily due to higher volume and margins from fabrication and erection of fossil fuel steam systems and environmental control systems and replacement nuclear steam generators, higher margins from plant enhancement projects and higher volume from replacement parts. In addition, there were lower operating, selling, and general and administrative expenses.

  Equity in income of investees decreased $742,000 to $1,774,000. This represents the results of approximately twelve active joint ventures. The decrease is primarily due to a favorable termination settlement by a domestic joint venture in the prior year and lower operating results from two domestic joint ventures. This decrease was partially offset by favorable operating results from three foreign joint ventures.

  Government Operations
  ---------------------

  Revenues decreased $5,385,000 to $83,522,000, primarily due to lower revenues from commercial nuclear environmental services and nuclear fuel assemblies and reactor components for the U.S. Government. These decreases were partially offset by higher revenues from operation and management contracts of U.S. Government owned facilities.

  Business unit income increased $4,613,000 to $9,935,000, primarily due to higher margins on nuclear fuel assemblies and reactor components for the U.S. Government and other related operations and higher revenues from operation and management contracts with U. S. Government facilities. These increases were partially offset by lower volume and margins from commercial nuclear environmental services.

  Other
  -----

  Revenues decreased $46,396,000 to $103,261,000, primarily due to lower revenues from engineering and construction activities in Canadian operations. In addition, there were lower revenues as a result of the disposition of non-core businesses (Shipyard Operations and ERI Operations) in the prior year. These decreases were partially offset by higher revenues from air cooled heat exchangers and domestic engineering activities.

  Business unit income (loss) increased $7,762,000 from a loss of $6,050,000 to income of $1,712,000, primarily due to cost overruns on cogeneration contracts in the prior period. In addition, there was higher volume on air cooled heat exchangers and domestic engineering and lower general and administrative expenses. There increases were partially offset by lower results due to the disposition of non-core businesses in the prior year.

  Gain on asset disposals and impairments-net increased $95,898,000 to $96,476,000 primarily due to the sale of International's interest in Sakhalin Energy Investment Company Ltd.

  Equity in income of investees increased $1,844,000 to $1,862,000, primarily due to higher operating results from two foreign joint ventures.

  Other Income Statement Items
  ----------------------------

  Interest income increased $2,167,000 to $12,496,000, primarily due to increases in investments in government obligations and other investments in the current period.

  Interest expense increased $5,477,000 to $25,205,000, primarily due to changes in debt obligations, (which includes an increase of approximately $1,556,000 due to transfers of accounts receivable previously accounted for as sales now accounted for as secured borrowings), and interest rates prevailing thereon.

  Other-net increased $4,071,000 from expense of $2,425,000 to income of $1,646,000. This increase is primarily due to bank fees and discounts on the sales of certain accounts receivable in the prior period and foreign currency transaction gains in the current period compared to foreign currency transaction losses in the prior period.

  The provision for income taxes increased $18,508,000 from a benefit of $1,330,000 to a provision of $17,178,000, while income before provision for income taxes increased $140,321,000 from a loss of $13,283,000 to income of $127,038,000. McDermott International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for
  shifts in the effective tax rate.    As a result of these factors, the
  provision for income taxes was 14% of the pretax income for the three months ended June 30, 1997 compared to a benefit from income taxes of 10% of pretax loss for the three months ended June 30, 1996.



  Backlog                                                        6/30/97              3/31/97
  -------                                                        -------              -------
                                                                        (In thousands)


  Backlog by Business Unit:

  Marine Construction Services                          $      1,683,318       $     1,760,226
  Power Generation Systems                                     1,439,509             1,554,125
  Government Operations                                          733,346               797,764
  Other                                                          286,345               384,968
  Eliminations                                                  (204,407)             (269,661)
  --------------------------------------------------------------------------------------------
   TOTAL BACKLOG                                        $      3,938,111       $     4,227,422
  ============================================================================================

  In general, McDermott International's business is capital intensive and relies on large contracts for a substantial amount of its revenues.

  Marine Construction Services' backlog at June 30, 1997 was $1,683,318,000 compared to $1,760,226,000 at March 31, 1997, and backlog relating to contracts to be performed by unconsolidated joint ventures (not included above) was $1,971,000,000 at June 30, 1997 compared to $1,439,000,000 at March
  31, 1997.

  Power Generation Systems' backlog at June 30, 1997 was $1,439,509,000 compared to $1,554,125,000 at March 31, 1997, and backlog relating to contracts to be performed by its unconsolidated joint ventures (not included above) was $205,000,000 at June 30, 1997 compared to $154,000,000 at March 31, 1997.
  This business unit's foreign markets for industrial and utility boilers remain strong and the U. S. market for replacement nuclear steam generators is expected to make significant contributions to operating income into the foreseeable future. However, the domestic market for industrial and utility boilers remains weak.

  Government Operations' backlog at June 30, 1997 was $733,346,000 compared to $797,764,000 at March 31, 1997. At June 30, 1997 this business unit's backlog with the U.S. Government was $715,968,000 (of which $26,945,000 had not been funded) and included orders for nuclear fuel assemblies and reactor components for the U. S. Navy.

  Other backlog at June 30, 1997 was $286,345,000 compared to $384,968,000 at March 31, 1997, and backlog relating to contracts to be performed by unconsolidated joint ventures (not included above) was $55,000,000 at June 30, 1997 compared to $49,000,000 at March 31, 1997.

  Liquidity and Capital Resources
  -------------------------------

  Unless the context otherwise requires, hereinafter the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of International, and the Delaware Company's consolidated subsidiaries, which include The Babcock & Wilcox Company ("B&W").

  During the three months ended June 30, 1997, International's cash and cash equivalents increased $31,547,000 to $289,330,000 and total debt decreased $205,030,000 to $914,001,000, primarily due to a reduction in short-term borrowings of $170,994,000 and repayment of $33,402,000 in long-term debt. During this period, International provided cash of $115,603,000 from operating activities and received cash proceeds of $121,653,000 from asset disposals, including $118,114,000 from the sale of its interest in Sakhalin Energy
  Investment Company, Ltd.   International used cash of $9,282,000 for additions
  to property, plant and equipment; and $4,812,000 for dividends on International's common and preferred stock.

  Pursuant to an agreement with a majority of its principal insurers, International negotiates and settles products liability asbestos claims from
  non-employees and bills these amounts to the appropriate insurers.   As a
  result of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $6,000 per claim over the last three years) has continued to rise. Claims paid during the quarter ended June 30, 1997 were $50,833,000, of which $46,127,000 has been recovered or is due from
  insurers.   At June 30, 1997, receivables of $86,492,000 were due from insurers for reimbursement of settled claims. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Settlement of the liability is expected to occur over approximately the next 15 years. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. The collection delays and the amount of claims paid for which insurance recovery is not probable have not had a material adverse effect on International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

  Expenditures for property, plant and equipment decreased $26,226,000 to $9,282,000 for the three months ended June 30, 1997, as compared with the same period last year. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

  At June 30 and March 31, 1997, B&W had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $77,569,000 and $93,769,000, respectively, under the terms of an agreement with a U.S. bank. The maximum sales limit available under the agreement, which expires October 31, 1997, is $125,000,000. B&W expects to renew the agreement. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not greater than the maximum sales limit available) from time to time. International accounts for these sales as secured borrowings.

  At June 30 and March 31, 1997, McDermott International and its subsidiaries, had available to them various uncommitted short-term lines of credit from banks totaling $148,785,000 and $179,137,000, respectively. Borrowings against these lines of credit at June 30 and March 31, 1997 were $48,266,000 and $53,165,000, respectively. At June 30, 1997 there were no borrowings outstanding under the $150,000,000 unsecured committed revolving credit facility of B&W (the "B&W Revolver"), while at March 31, 1997, $150,000,000 was outstanding. Effective June 30, 1997, the conditions to

  B&W's borrowings under the B&W Revolver were amended to facilitate future borrowings under this facility.

  JRM is party to an unsecured and committed revolving credit facility (the "JRM Revolver"). There were no borrowings outstanding at June 30 or March 31, 1997 under the JRM Revolver. As a condition to borrowing under the facility, JRM must comply with certain requirements. Presently, JRM cannot satisfy these requirements and cannot borrow under the JRM Revolver. The JRM Revolver also limits the amount of funds which JRM can borrow from other sources. At June 30, 1997, JRM could borrow $14,000,000 under such limits. It is not anticipated JRM will need to borrow funds under the JRM Revolver during fiscal year 1998.

  The Delaware Company and JRM are restricted, as a result of covenants in certain credit agreements, in their ability to transfer funds to International and its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1997, substantially all of the net assets of the Delaware Company and JRM were subject to such restrictions. It is not expected that these restrictions will have any significant effect on McDermott International's liquidity.

  International maintains an investment portfolio of government obligations and other investments. The fair value of short-term investments and the long-term portfolio at June 30, 1997 was $476,141,000. At June 30, 1997, approximately $105,128,000 fair value of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

  Over the past several years, International has entered into certain investments in oil and gas projects in the former Soviet Union. During the June quarter, International sold its last Soviet Union oil and gas interest which was in the Sakhalin Energy Investment Company Ltd., to other members of the consortium. International received proceeds of $118,114,000.

  On July 15, 1997, JRM called its $70,000,000 12.875% Guaranteed Senior Notes due 2002 at a premium of $4,480,000.

  Working capital increased $84,646,000 from $225,571,000 at March 31, 1997 to $310,217,000 at June 30, 1997. During the remainder of fiscal year 1998, International expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, sales of non-strategic assets, cash and cash equivalents, investments in debt securities and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact International's liquidity or capital resources.

  McDermott International has provided a valuation allowance for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of deferred tax assets are the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.


  New Accounting Standards
  ------------------------

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, International will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and
  stock appreciation rights will be excluded.    Basic earnings per share under
  the new standard would have been $1.96 per share for the quarter ended June 30, 1997. Diluted earnings per share for the quarter ended June 30, 1997 and basic and diluted earnings per share for the quarter ended June 30, 1996 would have been the same as primary and fully diluted amounts reported.

                                    PART II

                         McDERMOTT INTERNATIONAL, INC.

                               OTHER  INFORMATION
                               ------------------

  No information is applicable to Part II for the current quarter, except as noted below:

  Item 5. OTHER INFORMATION

  Effective July 31, 1997, McDermott International's Stockholders Rights Plan (the "Plan") was amended to reduce the term thereof by five years. Under the Plan, which was adopted on December 5, 1995, holders of McDermott International's Common Stock on January 2, 1996 received a dividend of one stock purchase right (a "Right") for each share of Common Stock held. Thereafter, each share of Common Stock issued was also issued with such a Right. The Rights, which currently trade with the Common Stock, detach and trade separately from the Common Stock a specified period of time after a person or a group (an "Acquiring Person") either becomes the beneficial owner of 15% or more of the outstanding shares of Common Stock , or commences or announces an intention to commence a tender or exchange offer for 15% or more of the outstanding shares of Common Stock. If an Acquiring Person becomes the beneficial owner of 15% or more of the outstanding shares of Common Stock, then the Rights will also allow each holder thereof (other than an Acquiring Person) to purchase for $50 (the "Purchase Price") that number of shares of common Stock having a market value of twice the Purchase Price. If after any person or group has become an Acquiring Person, McDermott International merges with, or transfers 50% or more of its assets or earnings to, another entity, holders of Rights may purchase at the Purchase Price that number of shares of common stock of the acquiring entity having a market value equal to twice the Purchase Price. The Rights are redeemable by McDermott International at any time prior to exercise for $0.01 per Right.

  As a result of the amendment, the Plan's term was shortened from January 2, 2006 to January 2, 2001, at which time the Rights will expire, if not earlier exercised, exchanged or redeemed.

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibit 11 - Calculation of Earnings (Loss) Per Common and Common Equivalent Share

          (b)  Reports on Form 8-K

               There were no current reports on Form 8-K filed during the three months ended June 30, 1997.

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

                                              McDERMOTT INTERNATIONAL, INC.
                                              -----------------------------
                                                      (REGISTRANT)



                               By: /s/ Daniel R. Gaubert
                                   -----------------------------------------
                                          (SIGNATURE)


                                   Daniel R. Gaubert
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                            and Duly Authorized Representative)

  August 7, 1997

                                 EXHIBIT INDEX


  Exhibit    Description

     11      Calculation of Earnings per Common and Common Equivalent Share

     27      Financial Data Schedule