Form 10-Q
period 1997-09-30
MCDERMOTT INTERNATIONAL INC
filed 1997-11-14
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

FOR THE TRANSITION PERIOD FROM ______________TO______________

COMMISSION FILE NO. 1-8430

                        MCDERMOTT INTERNATIONAL, INC.
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       REPUBLIC OF PANAMA                                   72-0593134
-------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)


     1450 POYDRAS STREET, NEW ORLEANS, LOUISIANA            70112-6050
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


THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING AS OF OCTOBER 24, 1997 WAS 56,003,450.

             M C D E R M O T T  I N T E R N A T I O N A L , I N C.

                        I N D E X  -  F O R M   1 0 - Q



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION


  Item 1 - Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheet
           September 30, 1997 and March 31, 1997                               4

       Condensed Consolidated Statement of Income (Loss)
           Three and Six Months Ended September 30, 1997 and 1996              6

       Condensed Consolidated Statement of Cash Flows
           Six Months Ended September 30, 1997 and 1996                        8

       Notes to Condensed Consolidated Financial Statements                   10

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      13


PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders                28

  Item 6 - Exhibits and Reports on Form 8-K                                   29


SIGNATURES                                                                    30


Exhibit 11 - Calculation of Earnings (Loss) Per
             Common and Common Equivalent Share                               32

Exhibit 27 - Financial Data Schedule                                          34

                                      PART I

                        McDERMOTT INTERNATIONAL,  INC.



                             FINANCIAL INFORMATION



    Item 1.  Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

                                    ASSETS

                                                     9/30/97     3/31/97
                                                    ---------    --------
                                                   (Unaudited)

                                                        (In thousands)
Current Assets:
 Cash and cash equivalents                        $   442,714  $  257,783
 Short-term investments in debt securities                 98      75,946
 Accounts receivable - trade                          525,979     547,082
 Accounts receivable - unconsolidated affiliates       74,455      66,074
 Accounts receivable - other                          197,324     185,138
 Insurance recoverable - current                      175,442     183,000
 Contracts in progress                                307,681     326,512
 Inventories                                           62,328      66,322
 Deferred income taxes                                 66,623      60,866
 Other current assets                                  33,131      65,604
-------------------------------------------------------------------------
  Total Current Assets                              1,885,775   1,834,327
-------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:             1,765,920   1,764,300
  Less accumulated depreciation                     1,201,851   1,164,555
-------------------------------------------------------------------------

     Net Property, Plant and Equipment                564,069     599,745
-------------------------------------------------------------------------

Investments in Debt Securities:
 Government obligations                               340,750     291,538
 Other investments                                     89,747     118,057
-------------------------------------------------------------------------

  Total Investments                                   430,497     409,595
-------------------------------------------------------------------------
Insurance Recoverable                                 642,404     720,913
-------------------------------------------------------------------------
Excess of Cost Over Fair Value of Net Assets
   of Purchased Businesses Less Accumulated
   Amortization of $173,964,000 at September 30,
   1997 and $158,523,000 at March 31, 1997           399,557      423,095
-------------------------------------------------------------------------
Prepaid Pension Costs                                316,187      303,825
-------------------------------------------------------------------------
Other Assets                                         305,011      307,982
-------------------------------------------------------------------------
    TOTAL                                         $4,543,500   $4,599,482
-------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   9/30/97             3/31/97
                                                 ----------          ----------
                                                 (Unaudited)
                                                         (In thousands)
Current Liabilities:
  Notes payable and current
    maturities of long-term debt                 $  176,036          $  451,857
 Accounts payable                                   307,677             268,274
 Environmental and products liabilities - current   209,401             211,841
 Accrued employee benefits                          109,192             106,498
 Advance billings on contracts                      284,952             200,163
 Other current liabilities                          415,648             370,123
-------------------------------------------------------------------------------
   Total Current Liabilities                      1,502,906           1,608,756
-------------------------------------------------------------------------------
Long-Term Debt                                      623,754             667,174
-------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation       395,818             400,445
-------------------------------------------------------------------------------
Environmental and Products Liabilities              806,599             903,379
-------------------------------------------------------------------------------
Other Liabilities                                   251,509             250,885
-------------------------------------------------------------------------------
Contingencies
-------------------------------------------------------------------------------
Minority Interest:
 Subsidiary's preferred stocks                      166,249             170,983
 Other minority interest                            182,174             160,859
-------------------------------------------------------------------------------
  Total Minority Interest                           348,423             331,842
-------------------------------------------------------------------------------
Stockholders' Equity:
 Preferred stock, authorized 25,000,000 shares;
  outstanding 2,875,000 Series C $2.875 cumulative
  convertible, par value $1.00 per share,
  (liquidation preference $143,750,000)               2,875               2,875
 Common stock, par value $1.00 per share,
  authorized 150,000,000 shares; outstanding
  55,800,670 at September 30, 1997 and
  54,936,956 at March 31, 1997                       55,801              54,937
 Capital in excess of par value                     985,310             962,445
 Deficit                                           (399,821)           (538,163)
 Minimum pension liability                           (2,148)             (2,148)
 Net unrealized loss on investments                      26              (4,132)
 Currency translation adjustments                   (27,552)            (38,813)
-------------------------------------------------------------------------------
  Total Stockholders' Equity                        614,491             437,001
-------------------------------------------------------------------------------
    TOTAL                                        $4,543,500          $4,599,482
-------------------------------------------------------------------------------

                         McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                              SEPTEMBER 30, 1997

                                                 THREE                   SIX
                                              MONTHS ENDED          MONTHS ENDED
                                          9/30/97    9/30/96     9/30/97      9/30/96
                                          -------    -------    ---------    ---------
                                                         (Unaudited)
                                                        (In thousands)

Revenues                                 $920,051   $800,921   $1,848,138   $1,673,730
--------------------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding
  depreciation and amortization)          771,859    715,093    1,558,711    1,483,508
 Depreciation and amortization             39,378     38,259       77,701       72,114
 Selling, general and
  administrative expenses                  54,658     61,357      110,227      124,552
--------------------------------------------------------------------------------------
                                          865,895    814,709    1,746,639    1,680,174
--------------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals
  and Impairments - Net                    28,215       (860)     125,596          575
--------------------------------------------------------------------------------------
Operating Income (Loss) before Equity
  in Income (Loss) of Investees            82,371    (14,648)     227,095       (5,869)

Equity in Income (Loss) of Investees        6,406     (2,524)       6,476       (5,974)
--------------------------------------------------------------------------------------
 Operating Income (Loss)                   88,777    (17,172)     233,571      (11,843)
--------------------------------------------------------------------------------------
Other Income (Expense):
 Interest income                           12,382      9,522       24,878       19,851
 Interest expense                         (19,188)   (23,758)     (44,393)     (43,486)
 Minority interest                         (9,701)     4,555      (16,394)      (2,233)
 Other-net                                   (149)     3,430        1,497        1,005
--------------------------------------------------------------------------------------
                                          (16,656)    (6,251)     (34,412)     (24,863)
--------------------------------------------------------------------------------------
Income (Loss) before Provision for
 Income Taxes                              72,121    (23,423)     199,159      (36,706)
Provision for Income Taxes                 33,960      4,377       51,138        3,047
--------------------------------------------------------------------------------------
Net Income (Loss)                        $ 38,161   $(27,800)  $  148,021   $  (39,753)
--------------------------------------------------------------------------------------

                                                                            CONTINUED

                                                 THREE                   SIX
                                              MONTHS ENDED          MONTHS ENDED
                                          9/30/97    9/30/96     9/30/97      9/30/96
                                          -------    -------    ---------    ---------
                                                         (Unaudited)
Earnings (Loss) per Common and
 Common Equivalent Share:

                             (In thousands, except shares and per share amounts)

Primary

 Net income (loss) applicable to
  common stock (after preferred
  stock dividends)                      $  36,094    $  (29,867)   $  143,888     $ (43,886)
-------------------------------------------------------------------------------------------
 Earnings (loss) per common and
  common equivalent share               $    0.64    $    (0.55)   $     2.56     $   (0.80)
-------------------------------------------------------------------------------------------
 Weighted average number of
  common equivalent shares             56,808,206    54,689,791    56,122,767    54,598,738
-------------------------------------------------------------------------------------------
Fully Diluted

 Net income (loss) applicable to
  common stock (after preferred
  stock dividends)                      $  39,711    $  (29,867)   $  151,121     $ (43,886)
-------------------------------------------------------------------------------------------
 Earnings (loss) per common and
  common equivalent share               $    0.62    $    (0.55)   $     2.38     $   (0.80)
-------------------------------------------------------------------------------------------
 Weighted average number of
  common equivalent shares             64,124,059    54,689,791    63,559,152    54,598,738
-------------------------------------------------------------------------------------------
Cash Dividends:
 Per common share                       $    0.05    $     0.25    $     0.10     $    0.50
 Per preferred share                    $    0.72    $     0.72    $     1.44     $    1.44
-------------------------------------------------------------------------------------------

See  accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              SEPTEMBER 30, 1997

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             SIX MONTHS ENDED

                                                            9/30/97     9/30/96
                                                            -------     -------
                                                                 (Unaudited)

                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                          $ 148,021   $(39,753)
--------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                               77,701     72,114
  Equity in income or loss of investees,
    less dividends                                              (914)    12,579
  Gain on asset disposals and
    impairments - net                                       (125,596)      (575)
  Provision for deferred taxes                                 2,032      7,576
  Other                                                       12,458     (2,395)
  Changes in assets and liabilities:
    Accounts receivable                                      (10,971)   (45,829)
    Net contracts in progress and advance billings           118,465    (18,651)
    Accounts payable                                          46,529     (2,279)
    Accrued and other current liabilities                     34,382    (50,012)
    Other, net                                                18,070     21,564
Proceeds from insurance for products liabilities claims       68,944     55,395
Payments of products liabilities claims                      (94,554)   (79,859)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          294,567    (70,125)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                   (24,479)   (59,158)
Purchases of  investments                                   (383,284)  (255,970)
Sales and maturities of investments                          444,030     68,486
Proceeds from asset disposals                                174,277     20,141
Investment in equity investees                                (3,363)   (10,267)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          207,181   (236,768)
--------------------------------------------------------------------------------

                                                                       CONTINUED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                             SIX MONTHS ENDED
                                                            9/30/97     9/30/96
                                                            -------     -------
                                                               (Unaudited)

                                                             (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                  $(125,370)  $(15,238)
Issuance of long-term debt                                         -    244,375
Increase (decrease) in short-term borrowing                 (192,590)   127,236
Issuance of common stock                                      15,932        190
Dividends paid                                                (9,637)   (31,394)
Repurchase of subsidiary's preferred stock                    (4,513)         -
Other                                                          3,005     (1,077)
--------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (313,173)   324,092
--------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                      (3,644)        65
--------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    184,931     17,264
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             257,783    238,663
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 442,714   $255,927
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                      $  50,098   $ 39,058
 Income taxes (refunds)- net                               $ (16,803)  $ 15,084
--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                         MCDERMOTT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER  30, 1997

NOTE 1 - BASIS OF PRESENTATION


McDermott International, Inc. ("McDermott International") is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. Unless the context otherwise requires, hereinafter, "International" will be used to mean the consolidated enterprise.

The accompanying unaudited condensed consolidated financial statements are presented in U. S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for a gain of $33,072,000 from the sale of International's interest in Universal Fabricators Incorporated during the three and six months ended September 30, 1997, a gain of $96,059,000 from the sale of International's interest in Sakhalin Energy Investment Company, Ltd. during the six months ended September 30, 1997; and an asset impairment loss of $7,295,000 included in the three and six months ended September 30, 1996. Operating results for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. Results for the three and six months ended September 30, 1996 have been restated to reflect the change in fiscal year 1997 from the equity to the cost method of accounting for International's investment in the HeereMac joint venture. For further information, refer to the consolidated financial statements and footnotes thereto included in McDermott International, Inc.'s annual report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE 2 - PRODUCTS LIABILITY

At September 30, 1997, the estimated liability for pending and future non-employee products liability asbestos claims was $988,228,000 (of which less than $276,000,000 had been asserted) and estimated insurance recoveries were $817,846,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at September 30, 1997 and March 31, 1997 are summarized below:

                                             September 30,   March 31,
                                                  1997         1997
                                                  ----         ----
                                              (Unaudited)
                                                    (In thousands)

Raw Materials and Supplies                   $   47,523      $   50,823
Work in Progress                                  7,727           8,498
Finished Goods                                    7,078           7,001
--------------------------------------------------------------------------------
                                             $   62,328      $   66,322
--------------------------------------------------------------------------------

NOTE 4  - INVESTIGATIONS

McDermott International and JRM are conducting an internal investigation, with the assistance of outside counsel, of allegations of wrongdoing by a limited number of former employees of McDermott International and JRM and by others. McDermott International and JRM notified the appropriate authorities of their investigation in April 1997. In June 1997, McDermott International received a federal grand jury subpoena for documents relating principally to an investigation of possible anti-competitive activity in the heavy-lift barge service business of JRM and the HeereMac joint venture. In October 1997, McDermott International received, from the same grand jury, a subpoena for documents relating principally to an investigation of possible anti-competitive activity in the marine construction service business of the Middle East joint venture between JRM and ETPM. In July 1997, McDermott International received an informal request from the Securities and Exchange Commission for the voluntary production of documents. McDermott International and JRM are cooperating with the authorities. The allegations which are the subject of the internal investigation, if true, and the outcome of the grand jury proceedings, could result in civil and/or criminal liability. At this time, McDermott International and JRM do not have sufficient information to predict the ultimate outcome of this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

McDermott International, Inc. ("McDermott International") is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. Unless the context otherwise requires, hereinafter, "International" will be used to mean the consolidated enterprise.
A significant portion of International's revenues and operating results are derived from its foreign operations. As a result, International's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. International attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, International enters into forward exchange contracts to hedge foreign currency transactions, which reduces the impact of foreign exchange rate movements on operating results.

Management's discussion of revenues and operating income is presented on a business unit basis as follows: Marine Construction Services (includes the results of operations of JRM); Power Generation Systems (includes the results of operations of the Babcock & Wilcox Power Generation Group); Government Operations (includes the results of operations of BWX Technologies, Inc., formerly, the Babcock & Wilcox Government Group) and Other (includes the results of operations of Engineering and Construction operations, and Shipbuilding operations, other non-core business operations and certain adjustments, which are not allocated to the business units). The results of operations for the three and six months ended September 30, 1996 have been restated to reflect the reclassification of certain operations from B&W Operations to Power Generation Systems and Government Groups and Marine Construction Services business unit to Other to conform with the presentation at September 30, 1997. Results for the three and six months ended September 30, 1996 have also been restated to reflect the discontinuance of the equity method of accounting for International's investment in the HeereMac joint venture, and to include gains and losses on asset disposals and impairments in Operating Income.

                                        THREE                   SIX
                                     MONTHS ENDED           MONTHS ENDED
                                 9/30/97      9/30/96    9/30/97    9/30/96
                                --------     --------   --------   --------
                                                 (Unaudited)
                                                (In thousands)
REVENUES
Marine Construction Services    $494,175     $368,055   $  958,757 $  757,244
Power Generation Systems         259,022      255,935      544,059    512,185
Government Operations             80,550       90,326      164,072    179,233
Other                             96,196       96,443      199,457    246,100
Eliminations                      (9,892)      (9,838)     (18,207)   (21,032)
--------------------------------------------------------------------------------
  TOTAL REVENUES                $920,051     $800,921   $1,848,138 $1,673,730
--------------------------------------------------------------------------------

OPERATING INCOME

Business Unit Income (Loss):
 Marine Construction Services   $ 39,242     $  7,765   $   65,526 $   29,746
 Power Generation Systems         13,206         (430)      32,236     (4,748)
 Government Operations             9,849        8,196       19,784     13,518
 Other                             3,272      (17,437)       4,984    (23,487)
--------------------------------------------------------------------------------
     TOTAL                        65,569       (1,906)     122,530     15,029
--------------------------------------------------------------------------------

Gain (Loss) on Asset Disposals and Impairments - Net:

 Marine Construction Services       (570)         653           24      1,061
 Power Generation Systems             10        4,623           13      4,883
 Government Operations                 2            8            2         88
 Other                            28,677       (6,602)     125,153     (6,024)
 Corporate                            96          458          404        567
--------------------------------------------------------------------------------
     TOTAL                        28,215         (860)     125,596        575
--------------------------------------------------------------------------------

Equity in Income (Loss) of Investees:

 Marine Construction Services      2,177       (3,535)      (1,969)   (10,131)
 Power Generation Systems          2,202          770        3,976      3,286
 Government Operations               519          375        1,099        987
 Other                             1,508         (134)       3,370       (116)
--------------------------------------------------------------------------------
     TOTAL                         6,406       (2,524)       6,476     (5,974)
--------------------------------------------------------------------------------

Corporate G&A Expense            (11,413)     (11,882)     (21,031)   (21,473)
--------------------------------------------------------------------------------
TOTAL OPERATING
  INCOME (LOSS)                 $ 88,777     $(17,172)  $  233,571 $  (11,843)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

Marine Construction Services
----------------------------

Revenues increased $126,120,000 to $494,175,000, primarily due to higher volume in virtually all activities in all geographic areas, except in offshore activities in the Far East and fabrication activities in the United States.

Business unit income increased $31,477,000 to $39,242,000, in virtually all activities in all geographic areas, except in the Far East.

Equity in income (loss) of investees increased $5,712,000 from a loss of $3,535,000 to income of $2,177,000 primarily due to improved results from McDermott-ETPM West, Inc., and Brown & Root McDermott Fabricators Limited, as well as joint ventures in the Far East and the Gulf of Mexico.

Power Generations Systems
-------------------------

Revenues increased $3,087,000 to $259,022,000, primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, boiler cleaning equipment and plant enhancement projects. These increases were partially offset by lower revenues from replacement nuclear steam generators and repair and alteration of existing fossil fuel steam systems.

Business unit income (loss) increased $13,636,000 from a loss of $430,000 to income of $13,206,000, primarily due to higher volume and margins from plant enhancement projects and boiler cleaning equipment. In addition, there were lower selling and general and administrative expenses. These increases were partially offset by lower volume from replacement nuclear steam generators.

Gain on asset disposals and impairments-net decreased $4,613,000 to $10,000. The prior year included a gain on the sale of a domestic tool rental business.

Equity in income of investees increased $1,432,000 to $2,202,000. This represents the results of approximately twelve active joint ventures. This increase is primarily due to the favorable operating results from three foreign joint ventures and a provision for a loss on a domestic joint venture in the prior year. This increase was partially offset by lower operating results from a domestic joint venture.

Government Operations
---------------------

Revenues decreased $9,776,000 to $80,550,000, primarily due to lower revenues from nuclear fuel assemblies and reactor components for the U. S. Government and commercial nuclear environmental services. These decreases were partially offset by higher revenues from operation and management contracts for U. S. Government owned facilities.

Business unit income increased $1,653,000 to $9,849,000, primarily due to higher volume from operation and management contracts for U. S. Government owned facilities and lower operating and general and administrative expenses. These increases were partially offset by lower volume and margins from commercial nuclear environmental services.

Other
-----

Revenues decreased $247,000 to $96,196,000, primarily due to lower revenues from engineering and construction activities in Canadian operations. In addition, there were lower revenues as a result of the disposition of non-core businesses (domestic shipyard and ordnance operations) in the prior year. These decreases were partially offset by higher revenues from air cooled heat exchangers, domestic engineering activities, Canadian maintenance activities and Mexican shipyard operations.

Business unit income (loss) increased $20,709,000 from a loss of $17,437,000 to income of $3,272,000, primarily due to cost overruns on engineering and construction contracts in the prior period. In addition, there was higher volume and margins from Mexican shipyard operations and lower operating and general and administrative expenses. Also, the prior year included losses in non-core businesses (domestic shipyard and ordnance operations).

Gain on asset disposals and impairments-net increased $35,279,000 from a loss of $6,602,000 to a gain of $28,677,000 primarily due to the sale of International's interest in Universal Fabricators Incorporated.

Equity in income of investees increased $1,642,000 from a loss of $134,000 to income of $1,508,000 primarily due to higher operating results from two foreign joint ventures.

Other Income Statement Items
----------------------------

Interest income increased $2,860,000 to $12,382,000, primarily due to increases in cash equivalents, investments in government obligations and other investments during the current period.

Interest expense decreased $4,570,000 to $19,188,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $14,256,000 to expense of $9,701,000 from income of $4,555,000, primarily due to minority shareholder participation in the improved operating results of JRM and McDermott Subsea Constructors Limited.

Other-net decreased $3,579,000 to expense of $149,000 from income of $3,430,000, primarily due to a decrease in certain reimbursed financing costs.

The provision for income taxes increased $29,583,000 to $33,960,000, while income before provision for income taxes increased $95,544,000 from a loss of $23,423,000 to income of $72,121,000. The increase in income taxes is primarily due to an increase in income. In addition, McDermott International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible
for shifts in the effective tax rate.    As a result of these factors, the
provision for income taxes was 47% of the pretax income for the three months ended September 30, 1997 compared to a provision for income taxes of 19% of pretax loss for the three months ended September 30, 1996.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1997 VS. SIX MONTHS ENDED SEPTEMBER 30, 1996

Marine Construction Services
----------------------------

Revenues increased $201,513,000 to $958,757,000, primarily due to higher volume in virtually all activities in all geographic areas, except in offshore activities in the Far East and fabrication activities in the United States.

Business unit income increased $35,780,000 to $65,526,000, in virtually all activities in all geographic areas, except the Far East.

Equity in loss of investees decreased $8,162,000 to $1,969,000, primarily due to improved results from the Brown & Root McDermott Fabricators Limited and McDermott-ETPM West, Inc., as well as joint ventures in the Far East and the Gulf of Mexico.

Power Generations Systems
-------------------------

Revenues increased $31,874,000 to $544,059,000, primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, boiler cleaning equipment and replacement parts. These increases were partially offset by lower revenues from repair and alteration of existing fossil fuel steam systems, replacement nuclear steam generators, industrial boilers and plant enhancement projects.

Business unit income (loss) increased $36,984,000 from a loss of $4,748,000 to income of $32,236,000, primarily due to higher volume and margins from replacement parts and boiler cleaning equipment, higher margins from plant enhancement projects and replacement nuclear steam generators and higher volume from fabrication and erection of fossil fuel steam systems and environmental control systems. In addition, there were lower operating, selling and general and administrative expenses. These increases were partially offset by lower volume and margins from industrial boilers and repair and alteration of existing fossil fuel steam systems.

Gain on asset disposals and impairments-net decreased $4,870,000 to $13,000. The prior year included a gain on the sale of a domestic tool rental business.

Equity in income of investees increased $690,000 to $3,976,000.  This represents
the results of approximately twelve active joint ventures.   The increase is
primarily due to the favorable operating results from three foreign joint ventures and a provision for a loss on a domestic joint venture in the prior year. This increase was partially offset by a favorable termination settlement by a domestic joint venture in the prior year and lower operating results from two domestic joint ventures.

Government Operations
---------------------

Revenues decreased $15,161,000 to $164,072,000, primarily due to lower revenues from commercial nuclear environmental services and nuclear fuel assemblies and reactor components for the U. S. Government. These decreases were partially offset by higher revenues from operation and management contracts for U. S. Government owned facilities.

Business unit income increased $6,266,000 to $19,784,000, primarily due to higher volume from operation and management contracts for U. S. Government owned facilities and higher margins on other related operations. In addition, there were lower general and administrative expenses. These increases were partially offset by lower volume and margins from commercial nuclear environmental services.

Other
-----

Revenues decreased $46,643,000 to $199,457,000, primarily due to lower revenues from engineering and construction activities in Canadian operations. In addition, there were lower revenues as a result of the disposition of non-core businesses (domestic shipyard and ordnance operations) in the prior year. These decreases were partially offset by higher revenues from air cooled heat exchangers, domestic engineering activities and Mexican shipyard operations.

Business unit income (loss) increased $28,471,000 from a loss of $23,487,000 to income of $4,984,000, primarily due to cost overruns on engineering and construction contracts in the prior period. In addition, there were higher volumes from Mexican shipyard operations, air cooled heat exchangers, domestic engineering activities and lower operating and general and administrative expenses. Also, the prior year included losses in non-core businesses (domestic shipyard and ordnance operations).

Gain on asset disposals and impairments-net increased $131,177,000 from a loss of $6,024,000 to income of $125,153,000 primarily due to the sale of International's interest in Sakhalin Energy Investment Company Ltd. and Universal Fabricators Incorporated.

Equity in income (loss) of investees increased $3,486,000 from a loss of $116,000 to income of $3,370,000, primarily due to higher operating results from two foreign joint ventures.

Other Income Statement Items
----------------------------

Interest income increased $5,027,000 to $24,878,000, primarily due to increases in cash equivalents, investments in government obligations and other investments during the current period.

Interest expense increased $907,000 to $44,393,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $14,161,000 to $16,394,000, primarily due to minority shareholder participation in the improved operating results of JRM and McDermott Subsea Constructors Limited.

The provision for income taxes increased $48,091,000 to $51,138,000, while income before provision for income taxes increased $235,865,000 from a loss of $36,706,000 to income of $199,159,000. The provision for income taxes was 26% of the pretax income for the six months ended September 30, 1997 compared to a provision for income taxes of 8% of pretax loss for the six months ended September 30, 1996.

Backlog                                             9/30/97      3/31/97
-------                                             -------      -------

                                                        (Unaudited)
                                                       (In thousands)
Backlog by Business Unit:

Marine Construction Services                      $1,393,434   $1,760,226
Power Generation Systems                           1,399,452    1,554,125
Government Operations                                766,838      797,764
Other                                                385,054      384,968
Eliminations                                        (193,979)    (269,661)
--------------------------------------------------------------------------------
  TOTAL BACKLOG                                   $3,750,799   $4,227,422
--------------------------------------------------------------------------------

In general, International's business is capital intensive and relies on large contracts for a substantial amount of its revenues.

Marine Construction Services' Domestic, Middle East and North Sea marine markets remain steady. The North Sea engineering market is beginning to weaken, while the Far East market is beginning to show significant improvement. Contracts to be performed by this business unit's unconsolidated joint ventures (not included above) was $1,890,000,000 at September 30, 1997 compared to $1,439,000,000 at
March 31, 1997.

Power Generation Systems' markets (excluding Southeast Asia) for industrial and utility boilers remain strong and the U. S. market for replacement nuclear steam generators is expected to make significant contributions to operating income into the foreseeable future. However, the domestic market for industrial and utility boilers remains weak. Contracts to be performed by this business unit's unconsolidated joint ventures (not included above) was $188,000,000 at September 30, 1997 compared to $154,000,000 at March 31, 1997.

At September 30, 1997 the Government Operations' backlog with the U.S. Government was $670,992,000 (of which $23,791,000 had not been funded). This business unit's backlog is not expected to experience any significant growth as a result of reductions in the defense budget over the past several years. It is expected to remain relatively constant since B&W is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Government.

Liquidity and Capital Resources
-------------------------------

Unless the context otherwise requires, hereinafter the "Delaware Company" will be used to mean McDermott Incorporated, a Delaware corporation which is a subsidiary of McDermott International, and the Delaware Company's consolidated subsidiaries, which include The Babcock & Wilcox Company ("B&W").

During the six months ended September 30, 1997, International's cash and cash equivalents increased $184,931,000 to $442,714,000 and total debt decreased $319,241,000 to $799,790,000, primarily due to a reduction in short-term borrowings of $192,590,000 and repayment of $125,370,000 in long-term debt. During this period, International provided cash of $294,567,000 from operating activities, and received cash proceeds of $174,277,000 from asset disposals (including $118,114,000 from the sale of its interest in Sakhalin Energy Investment Company, Ltd and $35,009,000 from the sale of Universal Fabricators Incorporated), $60,746,000 from net sales and maturities of investments, and $15,932,000 from the issuance of stock upon exercise of stock options. International used cash of $24,479,000 for additions to property, plant and equipment; and $9,637,000 for dividends on McDermott International's common and
preferred stock.   Decreases in net contracts in progress and advance billings were primarily due to the timing of billings on Power Generations Systems' contracts.

Pursuant to an agreement with a majority of its principal insurers, International negotiates and settles products liability asbestos claims from
non-employees and bills these amounts to the appropriate insurers.   As a result
of collection delays inherent in this process, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $6,100 per claim over the last three years) has continued to rise. Claims paid during the six months ended September 30, 1997 were $94,554,000, of which $86,063,000 has been recovered or is due from
insurers.   At September 30, 1997, receivables of $97,204,000 were due from insurers for reimbursement of settled claims. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Settlement of the liability is expected to occur over approximately the next 15 years. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. The collection delays and the amount of claims paid for which insurance recovery is not probable have not had a material adverse effect on International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment decreased $34,679,000 to $24,479,000 for the six months ended September 30, 1997, compared with the same period in the prior year. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

At September 30 and March 31, 1997, B&W had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $88,969,000 and $93,769,000, respectively, under the terms of an agreement with a U.S. bank. The maximum sales limit available under the agreement was reduced during October 1997 from $125,000,000 to $100,000,000. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not greater than the maximum sales limit available) from time to time. The existing agreement will expire on January 31, 1998; however, B&W expects to negotiate renewal of the agreement. International accounts for these sales as secured borrowings. On October 24, 1997, B&W reduced the amount of receivables sold by $43,186,000 to $45,783,000.

At September 30 and March 31, 1997, McDermott International and its subsidiaries, had available to them various uncommitted short-term lines of credit from banks totaling $132,332,000 and $179,137,000, respectively. Borrowings against these lines of credit at September 30 and March 31, 1997 were $15,186,000 and $53,165,000, respectively. At September 30, 1997 there were no borrowings outstanding under the $150,000,000 unsecured committed revolving credit facility of B&W (the "B&W Revolver"), while at March 31, 1997, $150,000,000 was outstanding.

JRM is party to an unsecured and committed revolving credit facility (the "JRM Revolver"). There were no borrowings outstanding at September 30 or March 31, 1997 under the JRM Revolver. As a condition to borrowing under the facility, JRM must comply with certain requirements, including legal representations. Presently, JRM cannot satisfy the legal representations due to the allegations of wrongdoing (see Note 4 to the condensed consolidated financial statements) and cannot borrow under the JRM Revolver. The JRM Revolver also limits the amount of funds which JRM can borrow from other sources. It is not anticipated JRM will need to borrow funds under the JRM Revolver during fiscal year 1998.

The Delaware Company and JRM are restricted, as a result of covenants in certain credit agreements, in their ability to transfer funds to McDermott International and its subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 1997, substantially all of the net assets of the Delaware Company and JRM were subject to such restrictions. It is not expected that these restrictions will have any significant effect on McDermott International's liquidity.

International maintains an investment portfolio of government obligations and other investments. The fair value of short-term investments and the long-term portfolio at September 30, 1997 was $430,595,000. At September 30, 1997, approximately $79,725,000 fair value of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

Over the past several years, International has entered into certain investments in oil and gas projects in the former Soviet Union. During the June quarter, International sold its last Soviet Union oil and gas interest, which was in the Sakhalin Energy Investment Company Ltd., to other members of the consortium. International received proceeds of $118,114,000.

On July 15, 1997, JRM redeemed the $70,000,000 outstanding principal amount of its 12.875% Guaranteed Senior Notes due 2002 for an aggregate redemption price of $78,986,250 including a premium of $4,480,000 and accrued interest to date of $4,506,250.

Working capital increased $157,298,000 from $225,571,000 at March 31, 1997 to $382,869,000 at September 30, 1997. During the remainder of fiscal year 1998, International expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents, investments in debt securities and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact International's liquidity or capital resources.

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

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, International will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options
and stock appreciation rights will be excluded.    Basic earnings per share
under the new standard would have been $0.65 and $2.60 per share for the three and six months ended September 30, 1997. Diluted earnings per share for the three and six months ended September 30, 1997 and basic and diluted earnings per share for the three and six months ended September 30, 1996 would have been the same as primary and fully diluted amounts reported.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. International has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that certain financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. International anticipates adopting this standard during the last quarter of fiscal year 1998. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the consolidated financial statements.

At its July 1997 meeting, the Emerging Issues Task Force reached a final consensus on Issue 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." This issue addresses whether to consolidate a majority owned investee when the rights of the minority make it unclear if the majority owner actually has control, and establishes criteria for making this decision. For existing investment agreements, the guidance is effective for fiscal years ending after December 15, 1998. International has not yet finalized its review of the impact of this guidance.

                                    PART II

                         MCDERMOTT INTERNATIONAL, INC.

                              OTHER  INFORMATION
                              ------------------

No information is applicable to Part II for the current quarter, except as noted below:

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At the Annual Meeting of Stockholders held on September 2, 1997, the following matters were submitted to McDermott International, Inc.'s ("McDermott International") stockholders with voting as follows:

        (a)  The election of four directors:

             Class III - For a three year term:
             ----------------------------------

                   Nominee                     Votes For   Votes Withheld
                   -------                     ---------   --------------

              Robert L. Howard                48,786,911       919,262
              Roger E. Tetrault               49,016,432       689,741
              John N. Turner                  49,010,734       695,439

             Class II - For a two year term:
             -------------------------------


                   Nominee                     Votes For   Votes Withheld
                   -------                     ---------   --------------

              Richard E. Woolbert             49,009,793       696,380

        Messrs. Theodore H. Black, Philip J. Burguieres, Bruce DeMars, John W. Johnstone, Jr. and William McCollam, Jr. also continued as directors immediately after the meeting.

        (b) A proposal to approve McDermott International's 1997 Directors Stock Plan: 44,980,661 votes for, 4,587,593 votes against and 137,919 abstentions, with broker non-votes not applicable.

        (c) A proposal to approve Amendments to McDermott International's 1996 Officer Long-Term Incentive Plan: 48,334,931 votes for, 1,229,921 votes against and 141,321 abstentions, with broker non-votes not applicable.

        (d) A proposal to retain Ernst & Young LLP as McDermott International's independent auditors for the fiscal year ending March 31, 1998:
            49,575,244 votes for, 39,079 votes against and 91,850 abstentions, with broker non-votes not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibit 11 - Calculation of Earnings (Loss) Per Common and Common Equivalent Share

             Exhibit 27 - Financial Data Schedule



        (b)  Reports on Form 8-K

             There were no current reports on Form 8-K filed during the three months ended September 30, 1997.

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

                                      MCDERMOTT INTERNATIONAL, INC.
                                      -----------------------------
                                               (REGISTRANT)



                                      By: /s/ DANIEL R. GAUBERT
                                         --------------------------
                                               (SIGNATURE)


                                      Daniel R. Gaubert
                                      Senior Vice President and
                                      Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Representative)

November 10, 1997

                                 EXHIBIT INDEX


Exhibit    Description

  11       Calculation of Earnings (Loss) per Common and Common Equivalent Share

  27       Financial Data Schedule