Form 10-Q
period 1997-12-31
MCDERMOTT INTERNATIONAL INC
filed 1998-02-11
CIK 708819

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


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

                 Yes [X]      No [_]

THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $1 PER SHARE, OUTSTANDING AS OF JANUARY 23, 1998 WAS 56,289,065.

           M C D E R M O T T   I N T E R N A T I O N A L ,   I N C.

                        I N D E X  -  F O R M   1 0 - Q
                        -------------------------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

  ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      CONDENSED CONSOLIDATED BALANCE SHEET
        DECEMBER 31, 1997 AND MARCH 31, 1997                                   4

      CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
        THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996                 6

      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
        NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996                           8

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    10


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      16


PART II - OTHER INFORMATION
---------------------------

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   32

SIGNATURES                                                                    33

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                          35

                                    PART I
                        MCDERMOTT INTERNATIONAL,  INC.



                             FINANCIAL INFORMATION
                             ---------------------




    ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         MCDERMOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997


                                    ASSETS


                                                     12/31/97    3/31/97
                                                     --------    -------
                                                    (UNAUDITED)

                                                         (IN THOUSANDS)
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                           $653,622    $257,783
 SHORT-TERM INVESTMENTS IN DEBT SECURITIES                131      75,946
 ACCOUNTS RECEIVABLE - TRADE                          459,611     547,082
 ACCOUNTS RECEIVABLE - UNCONSOLIDATED AFFILIATES       64,837      66,074
 ACCOUNTS RECEIVABLE - OTHER                          179,257     185,138
 INSURANCE RECOVERABLE - CURRENT                      159,515     183,000
 CONTRACTS IN PROGRESS                                275,424     326,512
 INVENTORIES                                           64,682      66,322
 DEFERRED INCOME TAXES                                 75,800      60,866
 OTHER CURRENT ASSETS                                  38,491      65,604
-------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                             1,971,370   1,834,327
-------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, AT COST              1,746,442   1,764,300
   LESS ACCUMULATED DEPRECIATION                    1,191,007   1,164,555
-------------------------------------------------------------------------
     NET PROPERTY, PLANT AND EQUIPMENT                555,435     599,745
-------------------------------------------------------------------------
INVESTMENTS IN DEBT SECURITIES:
 GOVERNMENT OBLIGATIONS                               341,591     291,538
 OTHER INVESTMENTS                                    406,264     118,057
-------------------------------------------------------------------------
   TOTAL INVESTMENTS                                  747,855     409,595
-------------------------------------------------------------------------
INSURANCE RECOVERABLE                                 611,780     720,913
-------------------------------------------------------------------------
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
   OF PURCHASED BUSINESSES LESS ACCUMULATED
   Amortization of $107,334,000 at December 31, 1997
   AND $158,523,000 AT MARCH 31, 1997                 129,178     423,095
-------------------------------------------------------------------------
PREPAID PENSION COSTS                                 321,726     303,825
-------------------------------------------------------------------------
OTHER ASSETS                                          235,086     307,982
-------------------------------------------------------------------------
     TOTAL                                         $4,572,430  $4,599,482
=========================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     12/31/97    3/31/97
                                                     ---------   -------
                                                    (UNAUDITED)
                                                         (IN THOUSANDS)

CURRENT LIABILITIES:
  NOTES PAYABLE AND CURRENT
     MATURITIES OF LONG-TERM DEBT                    $ 161,322   $ 451,857
  ACCOUNTS PAYABLE                                     277,829     268,274
  ENVIRONMENTAL AND PRODUCTS LIABILITIES - CURRENT     195,927     211,841
  ACCRUED EMPLOYEE BENEFITS                            127,690     106,498
  ADVANCE BILLINGS ON CONTRACTS                        296,724     200,163
  OTHER CURRENT LIABILITIES                            441,946     370,123
--------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                          1,501,438   1,608,756
--------------------------------------------------------------------------
Long-Term Debt                                         623,152     667,174
--------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation          393,705     400,445
--------------------------------------------------------------------------
ENVIRONMENTAL AND PRODUCTS LIABILITIES                 767,183     903,379
--------------------------------------------------------------------------
OTHER LIABILITIES                                      260,563     250,885
--------------------------------------------------------------------------
CONTINGENCIES
--------------------------------------------------------------------------
MINORITY INTEREST:
  SUBSIDIARY'S PREFERRED STOCKS                        166,249     170,983
  OTHER MINORITY INTEREST                              199,347     160,859
--------------------------------------------------------------------------
    TOTAL MINORITY INTEREST                            365,596     331,842
--------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, AUTHORIZED 25,000,000 SHARES;
    OUTSTANDING 2,875,000 SERIES C $2.875 CUMULATIVE
    CONVERTIBLE, PAR VALUE $1.00 PER SHARE,
    (LIQUIDATION PREFERENCE $143,750,000)                2,875       2,875
  COMMON STOCK, PAR VALUE $1.00 PER SHARE,
    AUTHORIZED 150,000,000 SHARES; OUTSTANDING
    56,186,301 AT DECEMBER 31, 1997 AND
    54,936,956 AT MARCH 31, 1997                        56,186      54,937
  CAPITAL IN EXCESS OF PAR VALUE                       994,522     962,445
  DEFICIT                                             (353,703)   (538,163)
  MINIMUM PENSION LIABILITY                             (2,148)     (2,148)
  NET UNREALIZED LOSS ON INVESTMENTS                       508      (4,132)
  CURRENCY TRANSLATION ADJUSTMENTS                     (37,447)    (38,813)
--------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                         660,793     437,001
--------------------------------------------------------------------------
      TOTAL                                         $4,572,430  $4,599,482
==========================================================================

                         MCDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                               DECEMBER 31, 1997


                                         THREE                   NINE
                                     MONTHS ENDED            MONTHS ENDED
                                 12/31/97   12/31/96    12/31/97      12/31/96
                                 --------   --------    --------      --------
                                                (UNAUDITED)
                                               (IN THOUSANDS)


REVENUES                         $901,735   $744,700   $2,749,873   $2,418,430
------------------------------------------------------------------------------
COSTS AND EXPENSES:
 COST OF OPERATIONS (EXCLUDING
  DEPRECIATION AND AMORTIZATION)  757,824    639,221    2,316,535    2,122,729
 DEPRECIATION AND AMORTIZATION     33,399     37,097      111,100      109,211
 SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          49,927     59,886      160,154      184,438
------------------------------------------------------------------------------
                                  841,150    736,204    2,587,789    2,416,378
------------------------------------------------------------------------------
GAIN (LOSS) ON ASSET DISPOSALS
  AND IMPAIRMENTS - NET           (40,212)    43,125       85,384       43,700
------------------------------------------------------------------------------
OPERATING INCOME BEFORE INCOME
  (LOSS) FROM INVESTEES            20,373     51,621      247,468       45,752

INCOME (LOSS) FROM INVESTEES       68,993      3,417       75,469       (2,557)
------------------------------------------------------------------------------
 OPERATING INCOME                  89,366     55,038      322,937       43,195
------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
 INTEREST INCOME                   17,512     14,142       42,390       33,993
 INTEREST EXPENSE                 (18,728)   (24,514)     (63,121)     (68,000)
 MINORITY INTEREST                (23,264)   (16,111)     (39,658)     (18,344)
 OTHER-NET                          4,167       (307)       5,664          698
------------------------------------------------------------------------------
                                  (20,313)   (26,790)     (54,725)     (51,653)
------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                      69,053     28,248      268,212       (8,458)

PROVISION FOR INCOME TAXES         18,061      4,762       69,199        7,809
------------------------------------------------------------------------------
NET INCOME (LOSS)                $ 50,992   $ 23,486     $199,013     $(16,267)
==============================================================================
NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCK (AFTER PREFERRED
 STOCK DIVIDENDS)                $ 48,926   $ 21,420     $192,814     $(22,466)
==============================================================================

                                                                       CONTINUED

                                         THREE                   NINE
                                     MONTHS ENDED            MONTHS ENDED
                                 12/31/97   12/31/96    12/31/97      12/31/96
                                 --------   --------    --------      --------
                                                (UNAUDITED)


BASIC EARNINGS (LOSS) PER
 COMMON SHARE                    $   0.87   $   0.39     $   3.47     $  (0.41)
==============================================================================

EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE
 ASSUMING DILUTION               $   0.82   $   0.39     $   3.21     $  (0.41)
==============================================================================

CASH DIVIDENDS:
 PER COMMON SHARE                $   0.05   $   0.05     $   0.15     $   0.55
 PER PREFERRED SHARE             $   0.72   $   0.72     $   2.16     $   2.16
==============================================================================

SEE  ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         MCDERMOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1997

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                         NINE MONTHS ENDED
                                                        12/31/97   12/31/96
                                                        --------   --------
                                                             (UNAUDITED)

                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                        $ 199,013  $ (16,267)
-----------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                            111,100    109,211
  EQUITY IN INCOME OR LOSS OF INVESTEES,
    LESS DIVIDENDS                                          (5,695)    13,603
  GAIN ON ASSET DISPOSALS AND
    IMPAIRMENTS - NET                                      (85,384)   (43,700)
  PROVISION FOR DEFERRED TAXES                               1,827      7,480
  OTHER                                                      5,200        171
  CHANGES IN ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE                                     83,254     29,417
    NET CONTRACTS IN PROGRESS AND ADVANCE BILLINGS         151,924    118,244
    ACCOUNTS PAYABLE                                         9,652    (44,606)
    ACCRUED AND OTHER CURRENT LIABILITIES                   37,775    (56,533)
    OTHER, NET                                              86,868     14,749
PROCEEDS FROM INSURANCE FOR PRODUCTS LIABILITIES CLAIMS    108,107     91,585
PAYMENTS OF PRODUCTS LIABILITIES CLAIMS                   (145,298)  (137,337)
------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  558,343     86,017
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                 (32,939)   (77,895)
PURCHASES OF  INVESTMENTS                                 (687,360)  (369,739)
SALES AND MATURITIES OF INVESTMENTS                        431,522    237,630
PROCEEDS FROM ASSET DISPOSALS                              450,909     43,083
INVESTMENT IN EQUITY INVESTEES                              (2,441)   (14,564)
RETURNS FROM INVESTEES                                         -       24,500
------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        159,691   (156,985)
------------------------------------------------------------------------------

                                                                       CONTINUED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                         NINE MONTHS ENDED
                                                        12/31/97   12/31/96
                                                        --------   --------
                                                             (UNAUDITED)

                                                            (IN THOUSANDS)

CASH FLOWS FROM FINANCING ACTIVITIES:

PAYMENT OF LONG-TERM DEBT                                $(140,266) $ (28,379)
ISSUANCE OF LONG-TERM DEBT                                   -        244,375
DECREASE IN SHORT-TERM BORROWING                          (192,747)   (46,503)
ISSUANCE OF COMMON STOCK                                    23,620        188
DIVIDENDS PAID                                             (14,490)   (47,140)
REPURCHASE OF SUBSIDIARY'S PREFERRED STOCK                  (4,515)    (1,069)
OTHER                                                        5,618     (1,342)
------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (322,780)   120,130
------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                       585      3,971
------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  395,839     53,133
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           257,783    238,663
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 653,622  $ 291,796
==============================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
 INTEREST (NET OF AMOUNT CAPITALIZED)                    $  61,082  $  53,693
 INCOME TAXES (REFUNDS)- NET                             $  (6,806) $  12,900
==============================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         MCDERMOTT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER  31, 1997



NOTE 1 - BASIS OF PRESENTATION


MCDERMOTT INTERNATIONAL, INC. ("MCDERMOTT INTERNATIONAL") IS THE PARENT COMPANY OF THE MCDERMOTT GROUP OF COMPANIES, WHICH INCLUDES J. RAY MCDERMOTT, S.A. ("JRM") AND MCDERMOTT INCORPORATED. UNLESS THE CONTEXT OTHERWISE REQUIRES, HEREINAFTER, "INTERNATIONAL" WILL BE USED TO MEAN THE CONSOLIDATED ENTERPRISE.


THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE PRESENTED IN U. S. DOLLARS, AND HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. SUCH ADJUSTMENTS ARE OF A NORMAL, RECURRING NATURE EXCEPT FOR (I) A GAIN OF $223,651,000 AND A $61,637,000 DISTRIBUTION OF EARNINGS FROM THE TERMINATION OF THE HEEREMAC JOINT VENTURE AND IMPAIRMENT LOSSES OF $275,112,000, INCLUDING $262,901,000 OF GOODWILL ASSOCIATED WITH JRM'S ACQUISITION OF OFFSHORE PIPELINES, INC. ("OPI"), INCLUDED IN THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997; (II) A GAIN OF $33,072,000 FROM THE SALE OF INTERNATIONAL'S INTEREST IN UNIVERSAL FABRICATORS INCORPORATED AND A GAIN OF $96,059,000 FROM THE SALE OF INTERNATIONAL'S INTEREST IN SAKHALIN ENERGY INVESTMENT COMPANY, LTD. INCLUDED IN THE NINE MONTHS ENDED DECEMBER 31, 1997;
(III) FAVORABLE WORKERS' COMPENSATION COST ADJUSTMENTS OF $21,441,000 INCLUDED IN THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND (IV) AN ASSET IMPAIRMENT LOSS OF $7,295,000 INCLUDED IN THE NINE MONTHS ENDED DECEMBER 31, 1996. OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDING MARCH 31, 1998. RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 HAVE BEEN RESTATED TO REFLECT THE CHANGE IN FISCAL YEAR 1997 FROM THE EQUITY TO THE COST METHOD OF ACCOUNTING FOR INTERNATIONAL'S INVESTMENT IN THE HEEREMAC JOINT VENTURE. FOR FURTHER

INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN MCDERMOTT INTERNATIONAL, INC.'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1997.


NOTE 2 - PRODUCTS LIABILITY


AT DECEMBER 31, 1997, THE ESTIMATED LIABILITY FOR PENDING AND FUTURE NON-EMPLOYEE PRODUCTS LIABILITY ASBESTOS CLAIMS WAS $937,484,000 (OF WHICH LESS THAN $276,000,000 HAD BEEN ASSERTED) AND ESTIMATED INSURANCE RECOVERIES WERE $771,295,000. ESTIMATED LIABILITIES FOR PENDING AND FUTURE NON-EMPLOYEE PRODUCTS LIABILITY ASBESTOS CLAIMS ARE DERIVED FROM INTERNATIONAL'S CLAIMS HISTORY AND CONSTITUTE MANAGEMENT'S BEST ESTIMATE OF SUCH FUTURE COSTS. ESTIMATED INSURANCE RECOVERIES ARE BASED UPON AN ANALYSIS OF INSURERS PROVIDING COVERAGE OF THE ESTIMATED LIABILITIES. INHERENT IN THE ESTIMATE OF SUCH LIABILITIES AND RECOVERIES ARE EXPECTED TRENDS IN CLAIM SEVERITY AND FREQUENCY AND OTHER FACTORS, INCLUDING RECOVERABILITY FROM INSURERS, WHICH MAY VARY SIGNIFICANTLY AS CLAIMS ARE FILED AND SETTLED. ACCORDINGLY, CHANGES IN ESTIMATES COULD RESULT IN A MATERIAL ADJUSTMENT TO OPERATING RESULTS FOR ANY FISCAL QUARTER OR YEAR AND THE ULTIMATE LOSS MAY DIFFER MATERIALLY FROM AMOUNTS PROVIDED IN THE CONSOLIDATED FINANCIAL STATEMENTS.


NOTE 3 - INVENTORIES

INVENTORIES AT DECEMBER 31, 1997 AND MARCH 31, 1997 ARE SUMMARIZED BELOW:

                                       DECEMBER 31,      MARCH 31,
                                           1997            1997
                                           ----            ----
                                        (UNAUDITED)
                                                (IN THOUSANDS)



RAW MATERIALS AND SUPPLIES             $ 46,932          $ 50,823
WORK IN PROGRESS                         10,557             8,498
FINISHED GOODS                            7,193             7,001
--------------------------------------------------------------------
                                       $ 64,682          $ 66,322
====================================================================

NOTE 4  - INVESTIGATIONS

SINCE MARCH 1997, MCDERMOTT INTERNATIONAL AND JRM, WITH THE HELP OF OUTSIDE COUNSEL, HAVE BEEN INVESTIGATING ALLEGATIONS OF WRONGDOING BY A LIMITED NUMBER OF FORMER EMPLOYEES

OF MCDERMOTT INTERNATIONAL AND JRM AND BY OTHERS. UPON RECEIVING THESE ALLEGATIONS, MCDERMOTT INTERNATIONAL AND JRM NOTIFIED AUTHORITIES, INCLUDING THE ANTITRUST DIVISION OF THE U. S. DEPARTMENT OF JUSTICE ("ANTITRUST DIVISION") AND THE EUROPEAN COMMISSION.


IN RETURN FOR MCDERMOTT INTERNATIONAL AND JRM'S PROMPT DISCLOSURE OF THE ALLEGATIONS, THE COMPANIES AND INDIVIDUALS WHO WERE OFFICERS, DIRECTORS AND EMPLOYEES AT THE TIME OF THE DISCLOSURE WERE GRANTED IMMUNITY FROM CRIMINAL PROSECUTION BY THE ANTITRUST DIVISION FOR ANY ANTI-COMPETITIVE ACTS INVOLVING WORLDWIDE HEAVY-LIFT ACTIVITIES.


MCDERMOTT INTERNATIONAL AND JRM HAVE RECEIVED SUBPOENAS IN CONNECTION WITH THE ANTITRUST DIVISION'S INVESTIGATION. THEY ADDRESS PRINCIPALLY THE HEAVY-LIFT BUSINESS OF JRM'S FORMER HEEREMAC JOINT VENTURE ("HEEREMAC") AND POSSIBLE ANTI-COMPETITIVE ACTIVITY IN THE MARINE CONSTRUCTION BUSINESS OF MCDERMOTT-ETPM EAST,
INC., A MIDDLE EAST JOINT VENTURE WITH ETPM S.A., A FRENCH COMPANY.   MCDERMOTT
INTERNATIONAL AND JRM ARE ALSO COMPLYING WITH THE SECURITIES AND EXCHANGE COMMISSION'S ("SEC") REQUEST FOR DOCUMENTS.


AFTER RECEIVING THE ALLEGATIONS IN MARCH 1997, JRM INITIATED ACTION TO TERMINATE ITS INTEREST IN HEEREMAC, AND ON DECEMBER 19, 1997, JRM'S PARTNER IN THE JOINT VENTURE, HEEREMA OFFSHORE CONSTRUCTION GROUP, INC., ACQUIRED JRM'S INTEREST IN EXCHANGE FOR $318,500,000 IN CASH AND TITLE TO SEVERAL PIECES OF EQUIPMENT, INCLUDING LAUNCH BARGES AND THE DB101, A 3,500-TON CAPACITY SEMI-SUBMERSIBLE DERRICK BARGE. JRM WILL RECEIVE THE EQUIPMENT IN THE SPRING OF 1998, AFTER IT COMPLETES CONTRACTS IN PROGRESS.


ON DECEMBER 21, 1997, HEEREMAC AND A HEEREMAC EMPLOYEE PLED GUILTY TO CRIMINAL CHARGES BY THE DEPARTMENT OF JUSTICE THAT THEY AND OTHERS HAD PARTICIPATED IN A CONSPIRACY TO RIG BIDS IN CONNECTION WITH THE HEAVY-LIFT BUSINESS OF HEEREMAC IN THE GULF OF MEXICO, NORTH SEA AND FAR EAST. HEEREMAC WAS FINED $49,000,000 AND THE EMPLOYEE $100,000. AS PART OF THE PLEA, BOTH HEEREMAC AND CERTAIN EMPLOYEES OF HEEREMAC ARE OBLIGATED TO COOPERATE FULLY WITH THE ANTITRUST DIVISION'S INVESTIGATION. NEITHER MCDERMOTT INTERNATIONAL, JRM NOR ANY OF THEIR OFFICERS, DIRECTORS OR EMPLOYEES WAS A PARTY TO THESE PROCEEDINGS.


IT IS NOT POSSIBLE TO PREDICT THE ULTIMATE OUTCOME OF THE DEPARTMENT OF JUSTICE'S INVESTIGATION, THE GRAND JURY PROCEEDINGS, THE INQUIRY FROM THE SEC OR MCDERMOTT INTERNATIONAL AND JRM'S INTERNAL INVESTIGATIONS, OR ACTIONS THAT MAY BE TAKEN BY OTHERS AS A

RESULT OF HEEREMAC'S GUILTY PLEA. HOWEVER, THESE MATTERS COULD RESULT IN CIVIL AND/OR CRIMINAL LIABILITY TO THE COMPANIES AND HAVE A MATERIAL EFFECT ON FUTURE RESULTS OF OPERATIONS.


NOTE 5 - EARNINGS (LOSS) PER SHARE


IN FEBRUARY 1997, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 128, "EARNINGS PER SHARE." SFAS NO. 128 REPLACED THE PREVIOUSLY REPORTED PRIMARY AND FULLY DILUTED EARNINGS PER SHARE WITH BASIC AND DILUTED EARNINGS PER SHARE. UNLIKE PRIMARY EARNINGS PER SHARE, BASIC EARNINGS PER SHARE EXCLUDES ANY DILUTIVE EFFECTS OF OPTIONS, WARRANTS, AND CONVERTIBLE SECURITIES. DILUTED EARNINGS PER SHARE IS VERY SIMILAR TO THE PREVIOUSLY REPORTED FULLY DILUTED EARNINGS PER SHARE. ALL EARNINGS PER SHARE AMOUNTS HAVE BEEN RESTATED TO CONFORM TO THE NEW REQUIREMENTS.


THE FOLLOWING TABLE SETS FORTH THE COMPUTATION OF BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE:

                                              THREE                          NINE
                                          MONTHS ENDED                   MONTHS ENDED
                                    12/31/97       12/31/96       12/31/97       12/31/96
                                    --------       --------       --------       --------
                                                        (UNAUDITED)
                                    (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

BASIC:
  NET INCOME (LOSS)               $    50,992    $    23,486    $   199,013     $   (16,267)

  LESS DIVIDEND REQUIREMENT OF
   PREFERRED STOCK, SERIES C           (2,066)        (2,066)        (6,199)         (6,199)
-------------------------------------------------------------------------------------------
  NET INCOME (LOSS) FOR BASIC
   COMPUTATION                    $    48,926    $    21,420    $   192,814     $   (22,466)
===========================================================================================
  WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   DURING THE PERIOD               56,042,595     54,770,679     55,535,077      54,656,052
===========================================================================================
  EARNINGS (LOSS) PER COMMON
   SHARE                          $      0.87    $      0.39    $      3.47     $     (0.41)
===========================================================================================

                                                                       CONTINUED

                                              THREE                          NINE
                                          MONTHS ENDED                   MONTHS ENDED
                                    12/31/97       12/31/96       12/31/97       12/31/96
                                    --------       --------       --------       --------
                                                        (UNAUDITED)
                                    (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

DILUTED:
  NET INCOME (LOSS)              $    50,992   $    23,486   $   199,013    $   (16,267)

  LESS DIVIDEND REQUIREMENT
   OF PREFERRED STOCK, SERIES C          -          (2,066)          -           (6,199)

  DIVIDENDS ON SUBSIDIARY'S
   SERIES A $2.20 CUMULATIVE
   CONVERTIBLE PREFERRED STOCK
   ASSUMING CONVERSION TO
   COMMON STOCK                        1,550           -           4,650            -
------------------------------------------------------------------------------------------
  NET INCOME (LOSS) FOR
   DILUTED COMPUTATION           $    52,542   $    21,420   $   203,663    $   (22,466)
==========================================================================================
  WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING DURING PERIOD      56,042,595    54,770,679    55,535,077     54,656,052

  COMMON STOCK EQUIVALENTS
   OF STOCK OPTIONS AND STOCK
   APPRECIATION RIGHTS BASED
   ON "TREASURY STOCK" METHOD      1,455,589        26,619     1,046,162            -

  SHARES APPLICABLE TO SUBSIDIARY'S
   SERIES A $2.20 CUMULATIVE
   CONVERTIBLE PREFERRED STOCK     2,818,679           -       2,818,690            -

  SHARES APPLICABLE TO SERIES C
   $2.875 CUMULATIVE CONVERTIBLE
   PREFERRED STOCK                 4,078,014           -       4,078,014            -
------------------------------------------------------------------------------------------
  WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
   DURING THE PERIOD, ASSUMING
   DILUTION                       64,394,877    54,797,298    63,477,943     54,656,052
==========================================================================================
EARNINGS (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE
   ASSUMING DILUTION             $      0.82   $      0.39   $      3.21    $     (0.41)
==========================================================================================

DILUTED EARNINGS (LOSS) PER SHARE INCLUDES ONLY COMPUTATIONS WHICH CAUSE
DILUTION.

NOTE 6 - DISPOSITION OF ASSETS

ON DECEMBER 19, 1997, JRM AND HEEREMA ENTERED INTO A TRANSACTION PURSUANT TO WHICH THEY TERMINATED THE HEEREMAC JOINT VENTURE (THE "TERMINATION AGREEMENT"). THE HEEREMAC JOINT VENTURE WAS FORMED IN JANUARY 1989 AND UTILIZED THE SPECIALIZED, HEAVY-LIFT MARINE CONSTRUCTION VESSELS WHICH WERE PREVIOUSLY OWNED BY THE TWO PARTIES. EACH PARTY HAD A 50% INTEREST IN THE JOINT VENTURE, AND HEEREMA HAD RESPONSIBILITY FOR ITS DAY-TO-DAY OPERATIONS.


UNDER THE TERMS OF THE TERMINATION AGREEMENT, HEEREMA ACQUIRED AND ASSUMED JRM'S 50% INTEREST IN THE JOINT VENTURE IN EXCHANGE FOR CASH OF $318,500,000 AND TITLE TO SEVERAL PIECES OF EQUIPMENT. THE EQUIPMENT TRANSFERRED TO JRM INCLUDES TWO LAUNCH BARGES AND THE DB101, A 3,500-TON LIFT CAPACITY, SEMI-SUBMERSIBLE DERRICK BARGE. THE EQUIPMENT WILL BE CHARTERED TO HEEREMA UNTIL THE SPRING OF 1998.


THE CONSIDERATION RECEIVED INCLUDED A DISTRIBUTION OF EARNINGS OF THE HEEREMAC JOINT VENTURE AND PAYMENT OF PRINCIPAL AND INTEREST UNDER A PROMISSORY NOTE PREVIOUSLY DUE TO JRM (APPROXIMATELY $100,000,000). AS A RESULT OF THE TERMINATION OF THE HEEREMAC JOINT VENTURE, A GAIN ON ASSET DISPOSAL OF $223,651,000 AND A DISTRIBUTION OF EARNINGS OF $61,637,000 WERE RECORDED.


NOTE 7 - GOODWILL IMPAIRMENT


DURING THE DECEMBER 1997 QUARTER, MANAGEMENT CONCLUDED THE GOODWILL ASSOCIATED WITH THE ACQUISITION OF OPI IN 1995 NO LONGER HAD VALUE AND RECORDED A CHARGE FOR THE REMAINING GOODWILL OF $262,901,000. THE DECISION WAS BASED ON THE LACK OF VOLUME RELATED TO OPI, THE DEPARTURE OF KEY OPI EXECUTIVES FROM JRM AND THE DISPOSAL OF SIGNIFICANT OPI JOINT VENTURES AND MAJOR OPI VESSELS. THE CHARGE WILL REDUCE FUTURE ANNUAL AMORTIZATION BY APPROXIMATELY $21,800,000.

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


MANAGEMENT'S DISCUSSION OF REVENUES AND OPERATING INCOME IS PRESENTED ON A BUSINESS UNIT BASIS AS FOLLOWS: MARINE CONSTRUCTION SERVICES (INCLUDES THE RESULTS OF OPERATIONS OF JRM); POWER GENERATION SYSTEMS (INCLUDES THE RESULTS OF OPERATIONS OF THE BABCOCK & WILCOX POWER GENERATION GROUP); GOVERNMENT OPERATIONS (INCLUDES THE RESULTS OF OPERATIONS OF BWX TECHNOLOGIES, INC., FORMERLY, THE BABCOCK & WILCOX GOVERNMENT GROUP) AND OTHER (INCLUDES THE RESULTS OF OPERATIONS OF ENGINEERING AND CONSTRUCTION OPERATIONS, AND SHIPBUILDING OPERATIONS, OTHER NON-CORE BUSINESS OPERATIONS AND CERTAIN ADJUSTMENTS, WHICH ARE NOT ALLOCATED TO THE BUSINESS UNITS). THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 HAVE BEEN RESTATED TO REFLECT THE RECLASSIFICATION OF CERTAIN OPERATIONS FROM B&W OPERATIONS TO POWER GENERATION SYSTEMS AND GOVERNMENT GROUPS AND MARINE CONSTRUCTION SERVICES BUSINESS UNIT TO OTHER TO CONFORM WITH THE PRESENTATION AT DECEMBER 31, 1997. RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 HAVE ALSO BEEN RESTATED TO REFLECT THE DISCONTINUANCE OF THE EQUITY METHOD OF ACCOUNTING FOR INTERNATIONAL'S INVESTMENT IN THE HEEREMAC JOINT VENTURE.

STATEMENTS MADE HEREIN WHICH EXPRESS A BELIEF, EXPECTATION OR INTENTION, AS WELL AS THOSE WHICH ARE NOT HISTORICAL FACT ARE FORWARD LOOKING. THEY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: DECISIONS ABOUT OFFSHORE DEVELOPMENTS TO BE MADE BY OIL AND GAS COMPANIES; THE DEREGULATION OF THE U. S. ENERGY MARKET; GOVERNMENTAL REGULATION AND THE CONTINUED FUNDING OF MCDERMOTT INTERNATIONAL'S CONTRACTS WITH U. S. GOVERNMENTAL AGENCIES; ESTIMATES FOR PENDING AND FUTURE NON-EMPLOYEE PRODUCTS LIABILITY ASBESTOS CLAIMS; THE HIGHLY COMPETITIVE NATURE OF MCDERMOTT INTERNATIONAL'S BUSINESSES; OPERATING RISKS ASSOCIATED WITH THE MARINE CONSTRUCTION SERVICES BUSINESS; AND THE RESULTS OF THE ONGOING INVESTIGATION BY THE MCDERMOTT INTERNATIONAL AND THE U. S. DEPARTMENT OF JUSTICE INTO POSSIBLE ANTI-COMPETITIVE PRACTICES BY MCDERMOTT INTERNATIONAL AND ITS MAJORITY-OWNED SUBSIDIARY, JRM.

                                        THREE                      NINE
                                     MONTHS ENDED              MONTHS ENDED
                                 12/31/97     12/31/96     12/31/97     12/31/96
                                ---------    ---------   ----------   ----------
                                                  (UNAUDITED)
                                                 (IN THOUSANDS)

REVENUES
MARINE CONSTRUCTION SERVICES      $ 452,659    $ 316,899   $1,411,416   $1,074,143
POWER GENERATION SYSTEMS            283,337      237,015      827,396      749,200
GOVERNMENT OPERATIONS                95,355       89,957      259,427      269,190
OTHER                                82,877      108,273      282,334      354,373
ELIMINATIONS                        (12,493)      (7,444)     (30,700)     (28,476)
-------------------------------------------------------------------------------------------
  TOTAL REVENUES                  $ 901,735    $ 744,700   $2,749,873   $2,418,430
===========================================================================================
OPERATING INCOME (LOSS)

BUSINESS UNIT INCOME (LOSS):

 MARINE CONSTRUCTION SERVICES     $  30,690    $   5,430   $   96,216   $   35,176
 POWER GENERATION SYSTEMS            27,144        7,032       59,380        2,284
 GOVERNMENT OPERATIONS                7,742       10,253       27,526       23,771
 OTHER                                  (50)      (1,260)       4,934      (24,747)
-------------------------------------------------------------------------------------------
     TOTAL                           65,526       21,455      188,056       36,484
===========================================================================================
GAIN (LOSS) ON ASSET DISPOSALS AND IMPAIRMENTS - NET:

 MARINE CONSTRUCTION SERVICES       (40,330)      42,128      (40,306)      43,189
 POWER GENERATION SYSTEMS                82          308           95        5,191
 GOVERNMENT OPERATIONS                   (6)          53           (4)         141
 OTHER                                   26          637      125,179       (5,387)
 CORPORATE                               16           (1)         420          566
-------------------------------------------------------------------------------------------
     TOTAL                          (40,212)      43,125       85,384       43,700
===========================================================================================
INCOME (LOSS) FROM INVESTEES:

 MARINE CONSTRUCTION SERVICES        63,845        4,011       61,876       (6,120)
 POWER GENERATION SYSTEMS             2,711       (2,052)       6,687        1,234
 GOVERNMENT OPERATIONS                2,678          694        3,777        1,681
 OTHER                                 (241)         764        3,129          648
-------------------------------------------------------------------------------------------
     TOTAL                           68,993        3,417       75,469       (2,557)
===========================================================================================
CORPORATE G&A EXPENSE                (4,941)     (12,959)     (25,972)     (34,432)
-------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME            $  89,366    $  55,038   $  322,937   $   43,195
===========================================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997 VS. THREE MONTHS ENDED DECEMBER 31, 1996


MARINE CONSTRUCTION SERVICES
----------------------------

REVENUES INCREASED $135,760,000 TO $452,659,000, PRIMARILY DUE TO HIGHER VOLUME IN VIRTUALLY ALL ACTIVITIES IN THE UNITED STATES, THE MIDDLE EAST AND THE FAR EAST. THESE INCREASES WERE PARTIALLY OFFSET BY LOWER VOLUME IN OFFSHORE AND ENGINEERING ACTIVITIES IN EUROPE AND WEST AFRICA AND LOWER ENGINEERING ACTIVITIES IN THE MIDDLE EAST.


BUSINESS UNIT INCOME INCREASED $25,260,000 TO $30,690,000, PRIMARILY DUE TO HIGHER VOLUME IN OFFSHORE AND ENGINEERING ACTIVITIES AND HIGHER VOLUME AND MARGINS IN FABRICATION IN THE UNITED STATES, HIGHER MARGINS IN ENGINEERING IN EUROPE AND WEST AFRICA AND THE MIDDLE EAST, AND HIGHER VOLUME AND LOWER MARGINS IN ALL ACTIVITIES IN THE FAR EAST. IN ADDITION, THERE WERE LOWER OVERALL NET OPERATING EXPENSES IN ALL OF THE GEOGRAPHIC AREAS.


GAIN (LOSS) ON ASSET DISPOSALS AND IMPAIRMENTS-NET DECREASED $82,458,000 FROM A GAIN OF $42,128,000 TO A LOSS OF $40,330,000 PRIMARILY DUE TO THE IMPAIRMENT LOSS OF $262,901,000 RELATING TO GOODWILL ASSOCIATED WITH THE ACQUISITION OF OFFSHORE PIPELINES, INC. ("OPI"). PRIOR YEAR GAINS FROM THE SALE OF THE DB21, PARTICIPATION IN A GAIN FROM THE SALE OF THE DB100 BY THE HEEREMAC JOINT VENTURE AND THE AMORTIZATION OF THE DEFERRED GAIN RESULTING FROM THE SALE OF THE DB101 AND DB102 ALSO CONTRIBUTED TO THE DECREASE. THESE DECREASES WERE PARTIALLY OFFSET BY THE $223,651,000 GAIN RECOGNIZED FROM THE TERMINATION OF THE HEEREMAC JOINT VENTURE.


INCOME FROM INVESTEES INCREASED $59,834,000 TO $63,845,000, PRIMARILY DUE TO A $61,637,000 DISTRIBUTION OF EARNINGS RELATED TO THE TERMINATION OF THE HEEREMAC JOINT VENTURE.


POWER GENERATIONS SYSTEMS
-------------------------

REVENUES INCREASED $46,322,000 TO $283,337,000, PRIMARILY DUE TO HIGHER REVENUES FROM FABRICATION AND ERECTION OF FOSSIL FUEL STEAM AND ENVIRONMENTAL CONTROL SYSTEMS, PLANT ENHANCEMENT PROJECTS AND BOILER CLEANING EQUIPMENT.

BUSINESS UNIT INCOME INCREASED $20,112,000 TO $27,144,000, PRIMARILY DUE TO HIGHER VOLUME AND MARGINS FROM FABRICATION AND ERECTION OF FOSSIL FUEL STEAM AND ENVIRONMENTAL CONTROL SYSTEMS, PLANT ENHANCEMENT PROJECTS AND BOILER CLEANING EQUIPMENT. IN ADDITION, THERE WERE HIGHER MARGINS FROM REPLACEMENT NUCLEAR STEAM GENERATORS AND LOWER SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES. THESE INCREASES WERE PARTIALLY OFFSET BY HIGHER OPERATING EXPENSES.


INCOME (LOSS) FROM INVESTEES INCREASED $4,763,000 FROM A LOSS OF $2,052,000 TO INCOME OF $2,711,000. THIS REPRESENTS THE RESULTS OF APPROXIMATELY TWELVE ACTIVE JOINT VENTURES. THE INCREASE IS PRIMARILY DUE TO THE FAVORABLE OPERATING RESULTS FROM TWO FOREIGN JOINT VENTURES AND A PROVISION FOR A LOSS ON A CANADIAN JOINT VENTURE IN THE PRIOR YEAR. THIS INCREASE WAS PARTIALLY OFFSET BY LOWER OPERATING RESULTS FROM TWO DOMESTIC JOINT VENTURES.


GOVERNMENT OPERATIONS
---------------------

REVENUES INCREASED $5,398,000 TO $95,355,000, PRIMARILY DUE TO HIGHER REVENUES FROM OPERATION AND MANAGEMENT CONTRACTS FOR U. S. GOVERNMENT OWNED FACILITIES. THIS INCREASE WAS PARTIALLY OFFSET BY LOWER REVENUES FROM NUCLEAR FUEL ASSEMBLIES AND REACTOR COMPONENTS FOR THE U. S. GOVERNMENT, COMMERCIAL NUCLEAR ENVIRONMENTAL SERVICES AND OTHER GOVERNMENT RELATED OPERATIONS.


BUSINESS UNIT INCOME DECREASED $2,511,000 TO $7,742,000, PRIMARILY DUE TO LOWER VOLUME AND MARGINS FROM COMMERCIAL NUCLEAR ENVIRONMENTAL SERVICES AND HIGHER OPERATING EXPENSES. THESE DECREASES WERE PARTIALLY OFFSET BY HIGHER MARGINS FROM NUCLEAR FUEL ASSEMBLIES AND REACTOR COMPONENTS FOR THE U. S. GOVERNMENT AND HIGHER VOLUME FROM OPERATION AND MANAGEMENT CONTRACTS FOR U. S. GOVERNMENT OWNED FACILITIES.


INCOME FROM INVESTEES INCREASED $1,984,000 TO $2,678,000, PRIMARILY DUE TO THE FAVORABLE OPERATING RESULTS FROM A DOMESTIC JOINT VENTURE.


OTHER
-----

REVENUES DECREASED $25,396,000 TO $82,877,000, PRIMARILY DUE TO THE DISPOSITION OF NON-CORE BUSINESSES (DOMESTIC SHIPYARD AND ORDNANCE OPERATIONS), AND LOWER REVENUES FROM

ENGINEERING AND CONSTRUCTION ACTIVITIES IN CANADIAN OPERATIONS AND MEXICAN SHIPYARD OPERATIONS. THESE DECREASES WERE PARTIALLY OFFSET BY HIGHER REVENUES FROM AIR COOLED HEAT EXCHANGERS.


BUSINESS UNIT LOSS DECREASED $1,210,000 TO $50,000, PRIMARILY DUE TO PRIOR YEAR LOSSES IN NON-CORE BUSINESSES (DOMESTIC SHIPYARD AND ORDNANCE OPERATIONS). IN ADDITION, THERE WERE HIGHER REVENUES FROM AIR COOLED HEAT EXCHANGERS, HIGHER MARGINS FROM ENGINEERING AND CONSTRUCTION ACTIVITIES IN CANADIAN OPERATIONS AND
LOWER GENERAL AND ADMINISTRATIVE EXPENSES.   THESE INCREASES WERE PARTIALLY
OFFSET BY LOWER VOLUME FROM MEXICAN SHIPYARD OPERATIONS AND HIGHER OPERATING EXPENSES.


CORPORATE GENERAL & ADMINISTRATIVE  ("G&A") EXPENSES
----------------------------------------------------

CORPORATE G&A EXPENSE DECREASED $8,018,000 TO $4,941,000 PRIMARILY DUE TO STAFF REDUCTIONS, OTHER ECONOMY MEASURES AND CERTAIN ONE-TIME COSTS INCURRED IN THE PRIOR PERIOD.


OTHER INCOME STATEMENT ITEMS
----------------------------

INTEREST INCOME INCREASED $3,370,000 TO $17,512,000, PRIMARILY DUE TO INCREASES IN INVESTMENTS IN GOVERNMENT OBLIGATIONS, OTHER INVESTMENTS AND CASH EQUIVALENTS IN THE CURRENT PERIOD.


INTEREST EXPENSE DECREASED $5,786,000 TO $18,728,000, PRIMARILY DUE TO CHANGES IN DEBT OBLIGATIONS AND INTEREST RATES PREVAILING THEREON.


MINORITY INTEREST EXPENSE INCREASED $7,153,000 TO $23,264,000, PRIMARILY DUE TO MINORITY SHAREHOLDER PARTICIPATION IN THE IMPROVED OPERATING RESULTS OF JRM.


OTHER-NET INCREASED $4,474,000 TO INCOME OF $4,167,000 FROM EXPENSE OF $307,000, PRIMARILY DUE TO HIGHER FOREIGN CURRENCY TRANSACTION GAINS IN THE CURRENT PERIOD.


THE PROVISION FOR INCOME TAXES INCREASED $13,299,000 TO $18,061,000, WHILE INCOME BEFORE PROVISION FOR INCOME TAXES INCREASED $40,805,000 TO $69,053,000. THE INCREASE IN INCOME TAXES IS PRIMARILY DUE TO AN INCREASE IN INCOME. IN ADDITION, MCDERMOTT INTERNATIONAL OPERATES

IN MANY DIFFERENT TAX JURISDICTIONS. WITHIN THESE JURISDICTIONS, TAX PROVISIONS VARY BECAUSE OF NOMINAL RATES, ALLOWABILITY OF DEDUCTIONS, CREDITS AND OTHER BENEFITS, AND TAX BASIS (FOR EXAMPLE, REVENUES VERSUS INCOME). THESE VARIANCES, ALONG WITH VARIANCES IN THE MIX OF INCOME WITHIN JURISDICTIONS, ARE RESPONSIBLE FOR SHIFTS IN THE EFFECTIVE TAX RATE. AS A RESULT OF THESE FACTORS, THE PROVISION FOR INCOME TAXES WAS 26% OF THE PRETAX INCOME FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO A PROVISION FOR INCOME TAXES OF 17% OF PRETAX INCOME FOR THE THREE MONTHS ENDED DECEMBER 31, 1996.


RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1997 VS. NINE MONTHS ENDED DECEMBER 31, 1996


MARINE CONSTRUCTION SERVICES
----------------------------

REVENUES INCREASED $337,273,000 TO $1,411,416,000, PRIMARILY DUE TO HIGHER VOLUME IN VIRTUALLY ALL ACTIVITIES IN ALL GEOGRAPHIC AREAS, EXCEPT IN OFFSHORE ACTIVITIES IN THE FAR EAST AND ENGINEERING ACTIVITIES IN THE MIDDLE EAST AND EUROPE AND WEST AFRICA.


BUSINESS UNIT INCOME INCREASED $61,040,000 TO $96,216,000. VIRTUALLY ALL ACTIVITIES IN ALL GEOGRAPHIC AREAS, EXCEPT THE FAR EAST, REFLECTED THIS INCREASE.


GAIN (LOSS) ON ASSET DISPOSALS AND IMPAIRMENTS-NET DECREASED $83,495,000 FROM A GAIN OF $43,189,000 TO A LOSS OF $40,306,000, PRIMARILY DUE TO THE IMPAIRMENT LOSS OF $262,901,000 RELATING TO GOODWILL ASSOCIATED WITH THE ACQUISITION OF OPI. PRIOR YEAR GAINS FROM THE SALE OF THE DB21, PARTICIPATION IN A GAIN FROM THE SALE OF THE DB100 BY THE HEEREMAC JOINT VENTURE AND THE AMORTIZATION OF THE DEFERRED GAIN RESULTING FROM THE SALE OF THE DB101 AND DB102 ALSO CONTRIBUTED TO THE DECREASE. THESE DECREASES WERE PARTIALLY OFFSET BY THE $223,651,000 GAIN RECOGNIZED FROM THE TERMINATION OF THE HEEREMAC JOINT VENTURE.


INCOME (LOSS) FROM INVESTEES INCREASED $67,996,000 FROM A LOSS OF $6,120,000 TO INCOME OF $61,876,000, PRIMARILY DUE TO A $61,637,000 DISTRIBUTION OF EARNINGS RELATED TO THE TERMINATION OF THE HEEREMAC JOINT VENTURE.

POWER GENERATIONS SYSTEMS
-------------------------

REVENUES INCREASED $78,196,000 TO $827,396,000, PRIMARILY DUE TO HIGHER REVENUES FROM FABRICATION AND ERECTION OF FOSSIL FUEL STEAM AND ENVIRONMENTAL CONTROL SYSTEMS, BOILER CLEANING EQUIPMENT AND PLANT ENHANCEMENT PROJECTS. THESE INCREASES WERE PARTIALLY OFFSET BY LOWER REVENUES FROM REPAIR AND ALTERATION OF EXISTING FOSSIL FUEL STEAM SYSTEMS AND REPLACEMENT NUCLEAR STEAM GENERATORS.


BUSINESS UNIT INCOME INCREASED $57,096,000 TO $59,380,000, PRIMARILY DUE TO HIGHER VOLUME AND MARGINS FROM FABRICATION AND ERECTION OF FOSSIL FUEL STEAM SYSTEMS AND ENVIRONMENTAL CONTROL SYSTEMS, PLANT ENHANCEMENT PROJECTS AND BOILER CLEANING EQUIPMENT. IN ADDITION, THERE WERE HIGHER MARGINS FROM REPLACEMENT NUCLEAR STEAM GENERATORS AND LOWER SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES.


GAIN ON ASSET DISPOSALS AND IMPAIRMENTS-NET DECREASED $5,096,000 TO $95,000. THE PRIOR YEAR INCLUDED A GAIN ON THE SALE OF A DOMESTIC TOOL RENTAL BUSINESS.


INCOME FROM INVESTEES INCREASED $5,453,000 TO $6,687,000. THIS REPRESENTS THE RESULTS OF APPROXIMATELY TWELVE ACTIVE JOINT VENTURES. THE INCREASE IS PRIMARILY DUE TO THE FAVORABLE OPERATING RESULTS FROM THREE FOREIGN JOINT VENTURES AND A PROVISION FOR A LOSS ON A CANADIAN JOINT VENTURE IN THE PRIOR
YEAR.   THIS INCREASE WAS PARTIALLY OFFSET BY A FAVORABLE TERMINATION SETTLEMENT
OF A DOMESTIC JOINT VENTURE IN THE PRIOR YEAR AND LOWER OPERATING RESULTS FROM TWO DOMESTIC JOINT VENTURES.


GOVERNMENT OPERATIONS
---------------------

REVENUES DECREASED $9,763,000 TO $259,427,000, PRIMARILY DUE TO LOWER REVENUES FROM NUCLEAR FUEL ASSEMBLIES AND REACTOR COMPONENTS FOR THE U. S. GOVERNMENT, COMMERCIAL NUCLEAR ENVIRONMENTAL SERVICES AND OTHER GOVERNMENT RELATED OPERATIONS. THESE DECREASES WERE PARTIALLY OFFSET BY HIGHER REVENUES FROM OPERATION AND MANAGEMENT CONTRACTS FOR U. S. GOVERNMENT OWNED FACILITIES.


BUSINESS UNIT INCOME INCREASED $3,755,000 TO $27,526,000, PRIMARILY DUE TO HIGHER VOLUME FROM OPERATION AND MANAGEMENT CONTRACTS FOR U. S. GOVERNMENT OWNED FACILITIES AND HIGHER

MARGINS ON NUCLEAR FUEL ASSEMBLIES AND REACTOR COMPONENTS FOR THE U. S. GOVERNMENT AND OTHER GOVERNMENT RELATED OPERATIONS. THESE INCREASES WERE PARTIALLY OFFSET BY LOWER VOLUME AND MARGINS FROM COMMERCIAL NUCLEAR ENVIRONMENTAL SERVICES.


INCOME FROM INVESTEES INCREASED $2,096,000 TO $3,777,000, PRIMARILY DUE TO THE FAVORABLE OPERATING RESULTS FROM A DOMESTIC JOINT VENTURE.


OTHER
-----

REVENUES DECREASED $72,039,000 TO $282,334,000, PRIMARILY DUE TO LOWER REVENUES FROM ENGINEERING AND CONSTRUCTION ACTIVITIES IN CANADIAN OPERATIONS AND LOWER REVENUES AS A RESULT OF THE DISPOSITION OF NON-CORE BUSINESSES (DOMESTIC SHIPYARD AND ORDNANCE OPERATIONS). THESE DECREASES WERE PARTIALLY OFFSET BY HIGHER REVENUES FROM AIR COOLED HEAT EXCHANGERS.


BUSINESS UNIT INCOME (LOSS) INCREASED $29,681,000 FROM A LOSS OF $24,747,000 TO INCOME OF $4,934,000, PRIMARILY DUE TO COST OVERRUNS ON ENGINEERING AND CONSTRUCTION CONTRACTS IN THE PRIOR PERIOD. IN ADDITION, THERE WAS HIGHER VOLUME FROM AIR COOLED HEAT EXCHANGERS AND LOWER GENERAL AND ADMINISTRATIVE EXPENSES. ALSO, THE PRIOR YEAR INCLUDED LOSSES IN NON-CORE BUSINESSES (DOMESTIC SHIPYARD AND ORDNANCE OPERATIONS).


GAIN ON ASSET DISPOSALS AND IMPAIRMENTS-NET INCREASED $130,566,000 FROM A LOSS OF $5,387,000 TO INCOME OF $125,179,000 PRIMARILY DUE TO THE SALE OF INTERNATIONAL'S INTEREST IN SAKHALIN ENERGY INVESTMENT COMPANY LTD. AND UNIVERSAL FABRICATORS INCORPORATED.


INCOME FROM INVESTEES INCREASED $2,481,000 TO $3,129,000, PRIMARILY DUE TO HIGHER OPERATING RESULTS FORM TWO FOREIGN JOINT VENTURES PARTIALLY OFFSET BY LOWER OPERATING RESULTS FROM ONE DOMESTIC JOINT VENTURE.


GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------

CORPORATE G&A EXPENSE DECREASED $8,460,000 TO $25,972,000 PRIMARILY DUE TO STAFF REDUCTIONS, OTHER ECONOMY MEASURES, AND CERTAIN ONE-TIME COSTS INCURRED IN THE PRIOR PERIOD.

OTHER INCOME STATEMENT ITEMS
----------------------------

INTEREST INCOME INCREASED $8,397,000 TO $42,390,000, PRIMARILY DUE TO INCREASES IN INVESTMENTS IN GOVERNMENT OBLIGATIONS, OTHER INVESTMENTS AND CASH EQUIVALENTS IN THE CURRENT PERIOD.


INTEREST EXPENSE DECREASED $4,879,000 TO $63,121,000, PRIMARILY DUE TO CHANGES IN DEBT OBLIGATIONS AND INTEREST RATES PREVAILING THEREON.


MINORITY INTEREST EXPENSE INCREASED $21,314,000 TO $39,658,000, PRIMARILY DUE TO MINORITY SHAREHOLDER PARTICIPATION IN THE IMPROVED OPERATING RESULTS OF JRM.


OTHER-NET INCOME INCREASED $4,966,000 TO $5,664,000, PRIMARILY DUE TO HIGHER FOREIGN CURRENCY TRANSACTION GAINS IN THE CURRENT PERIOD.


THE PROVISION FOR INCOME TAXES INCREASED $61,390,000 TO $69,199,000, WHILE INCOME BEFORE PROVISION FOR INCOME TAXES INCREASED $276,670,000 FROM A LOSS OF $8,458,000 TO INCOME OF $268,212,000. THE PROVISION FOR INCOME TAXES WAS 26% OF THE PRETAX INCOME FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO A PROVISION FOR INCOME TAXES OF 92% OF PRETAX LOSS FOR THE NINE MONTHS ENDED DECEMBER 31, 1996.

Backlog                                     12/31/97        3/31/97
-------                                     --------        -------
                                                   (UNAUDITED)
                                                  (IN THOUSANDS)
BACKLOG BY BUSINESS UNIT:

MARINE CONSTRUCTION SERVICES              $ 1,305,527     $ 1,760,226
POWER GENERATION SYSTEMS                    1,270,451       1,554,125
GOVERNMENT OPERATIONS                         841,454         797,764
OTHER                                         376,990         384,968
ELIMINATIONS                                 (170,313)       (269,661)
---------------------------------------------------------------------
  TOTAL BACKLOG                           $ 3,624,109     $ 4,227,422
=====================================================================


IN GENERAL, INTERNATIONAL'S BUSINESS IS CAPITAL INTENSIVE AND RELIES ON LARGE CONTRACTS FOR A SUBSTANTIAL AMOUNT OF ITS REVENUES.


MARINE CONSTRUCTION SERVICES' U. S., FAR EAST AND NORTH SEA MARKETS REMAIN STEADY. THE NORTH SEA ENGINEERING AND MIDDLE EAST MARKETS ARE BEGINNING TO WEAKEN. BACKLOG RELATING TO CONTRACTS TO BE PERFORMED BY THIS BUSINESS UNIT'S UNCONSOLIDATED JOINT VENTURES (NOT INCLUDED ABOVE) WAS $1,127,000,000 AT DECEMBER 31, 1997 COMPARED TO $1,439,000,000 (OF WHICH $645,000,000 WAS RELATED TO THE HEEREMAC JOINT VENTURE) AT MARCH 31, 1997.


POWER GENERATION SYSTEMS' FOREIGN MARKETS (EXCLUDING SOUTHEAST ASIA) FOR INDUSTRIAL AND UTILITY BOILERS REMAIN STRONG. THE U. S. MARKET FOR SERVICES AND REPLACEMENT NUCLEAR STEAM GENERATORS ARE EXPECTED TO REMAIN STRONG AND TO MAKE SIGNIFICANT CONTRIBUTIONS TO OPERATING INCOME INTO THE FORESEEABLE FUTURE. HOWEVER, THE U. S. MARKET FOR INDUSTRIAL AND UTILITY BOILERS REMAINS WEAK. CONTRACTS TO BE PERFORMED BY THIS BUSINESS UNIT'S UNCONSOLIDATED JOINT VENTURES (NOT INCLUDED ABOVE) WAS $173,000,000 AT DECEMBER 31, 1997 COMPARED TO $154,000,000 AT MARCH 31, 1997.


AT DECEMBER 31, 1997 THE GOVERNMENT OPERATIONS' BACKLOG WITH THE U.S. GOVERNMENT WAS $825,843,000 (OF WHICH $40,082,000 HAD NOT BEEN FUNDED). THIS BUSINESS UNIT'S BACKLOG IS NOT EXPECTED TO EXPERIENCE ANY SIGNIFICANT GROWTH AS A RESULT OF REDUCTIONS IN THE DEFENSE BUDGET OVER THE PAST SEVERAL YEARS. IT IS EXPECTED TO REMAIN RELATIVELY CONSTANT SINCE B&W IS THE SOLE SOURCE PROVIDER OF NUCLEAR FUEL ASSEMBLIES AND NUCLEAR REACTOR COMPONENTS FOR THE U. S. GOVERNMENT.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

UNLESS THE CONTEXT OTHERWISE REQUIRES, HEREINAFTER THE "DELAWARE COMPANY" WILL BE USED TO MEAN MCDERMOTT INCORPORATED, A DELAWARE CORPORATION WHICH IS A SUBSIDIARY OF MCDERMOTT INTERNATIONAL, AND THE DELAWARE COMPANY'S CONSOLIDATED SUBSIDIARIES, WHICH INCLUDE THE BABCOCK & WILCOX COMPANY ("B&W").


DURING THE NINE MONTHS ENDED DECEMBER 31, 1997, INTERNATIONAL'S CASH AND CASH EQUIVALENTS INCREASED $395,839,000 TO $653,622,000 AND TOTAL DEBT DECREASED $334,557,000 TO $784,474,000, PRIMARILY DUE TO A REDUCTION IN SHORT-TERM BORROWINGS OF $192,747,000 AND REPAYMENT OF $140,266,000 IN LONG-TERM DEBT. DURING THIS PERIOD, INTERNATIONAL PROVIDED CASH OF $558,343,000 FROM OPERATING ACTIVITIES, AND RECEIVED CASH PROCEEDS OF $450,909,000 FROM ASSET DISPOSALS (INCLUDING (I) $256,863,000 FROM THE TERMINATION OF THE HEEREMAC JOINT VENTURE;
(II) $118,114,000 FROM THE SALE OF ITS INTEREST IN SAKHALIN ENERGY INVESTMENT COMPANY, LTD; AND (III) $35,009,000 FROM THE SALE OF UNIVERSAL FABRICATORS INCORPORATED), AND $23,620,000 FROM THE ISSUANCE OF STOCK UPON EXERCISE OF STOCK OPTIONS. INTERNATIONAL USED CASH OF $255,838,000 FOR NET PURCHASES OF INVESTMENTS, $32,939,000 FOR ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT; AND $14,490,000 FOR DIVIDENDS ON MCDERMOTT INTERNATIONAL'S COMMON AND PREFERRED STOCK.


ON DECEMBER 19, 1997, JRM AND HEEREMA OFFSHORE CONSTRUCTION GROUP, INC. ("HEEREMA") ENTERED INTO A TRANSACTION PURSUANT TO WHICH THEY TERMINATED THE HEEREMAC JOINT VENTURE (THE "TERMINATION AGREEMENT"). UNDER THE TERMS OF THE TERMINATION AGREEMENT, HEEREMA ACQUIRED AND ASSUMED JRM'S 50% INTEREST IN THE JOINT VENTURE IN EXCHANGE FOR CASH OF $318,500,000 AND TITLE TO SEVERAL PIECES OF EQUIPMENT, INCLUDING TWO LAUNCH BARGES AND THE DB101, A 3,500-TON LIFT CAPACITY, SEMI-SUBMERSIBLE DERRICK BARGE. THE CONSIDERATION RECEIVED BY JRM INCLUDED A $61,637,000 DISTRIBUTION OF EARNINGS OF THE HEEREMAC JOINT VENTURE AND PAYMENT OF PRINCIPAL AND INTEREST UNDER A PROMISSORY NOTE PREVIOUSLY DUE TO JRM (APPROXIMATELY $100,000,000). AS A RESULT OF THE TERMINATION AGREEMENT, JRM RECORDED A GAIN ON ASSET DISPOSAL OF $223,651,000 AND A DISTRIBUTION OF EARNINGS OF $61,637,000. JRM INVESTED THE CASH PROCEEDS IT RECEIVED IN DEBT SECURITIES.

PURSUANT TO AN AGREEMENT WITH A MAJORITY OF ITS PRINCIPAL INSURERS, INTERNATIONAL NEGOTIATES AND SETTLES PRODUCTS LIABILITY ASBESTOS CLAIMS FROM NON-EMPLOYEES AND BILLS THESE AMOUNTS TO THE APPROPRIATE INSURERS. AS A RESULT OF COLLECTION DELAYS INHERENT IN THIS PROCESS, REIMBURSEMENT IS USUALLY DELAYED FOR THREE MONTHS OR MORE. THE AVERAGE AMOUNT OF THESE CLAIMS (HISTORICAL AVERAGE OF APPROXIMATELY $6,300 PER CLAIM OVER THE LAST THREE YEARS) HAS CONTINUED TO RISE. CLAIMS PAID DURING THE NINE MONTHS ENDED DECEMBER 31, 1997 WERE $145,298,000, OF WHICH $132,614,000 HAS BEEN RECOVERED OR IS DUE FROM INSURERS. AT DECEMBER 31, 1997, RECEIVABLES OF $104,591,000 WERE DUE FROM INSURERS FOR REIMBURSEMENT OF SETTLED CLAIMS. ESTIMATED LIABILITIES FOR PENDING AND FUTURE NON-EMPLOYEE PRODUCTS LIABILITY ASBESTOS CLAIMS ARE DERIVED FROM INTERNATIONAL'S CLAIMS HISTORY AND CONSTITUTE MANAGEMENT'S BEST ESTIMATE OF SUCH FUTURE COSTS. SETTLEMENT OF THE LIABILITY IS EXPECTED TO OCCUR OVER APPROXIMATELY THE NEXT 15 YEARS. ESTIMATED INSURANCE RECOVERIES ARE BASED UPON ANALYSIS OF INSURERS PROVIDING COVERAGE OF THE ESTIMATED LIABILITIES. INHERENT IN THE ESTIMATE OF SUCH LIABILITIES AND RECOVERIES ARE EXPECTED TRENDS IN CLAIM SEVERITY AND FREQUENCY AND OTHER FACTORS, INCLUDING RECOVERABILITY FROM INSURERS, WHICH MAY VARY SIGNIFICANTLY AS CLAIMS ARE FILED AND SETTLED. ACCORDINGLY, THE ULTIMATE LOSS MAY DIFFER MATERIALLY FROM AMOUNTS PROVIDED IN THE CONSOLIDATED FINANCIAL STATEMENTS. THE COLLECTION DELAYS AND THE AMOUNT OF CLAIMS PAID FOR WHICH INSURANCE RECOVERY IS NOT PROBABLE HAVE NOT HAD A MATERIAL ADVERSE EFFECT ON INTERNATIONAL'S LIQUIDITY, AND MANAGEMENT BELIEVES, BASED ON INFORMATION CURRENTLY AVAILABLE, THAT THEY WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON LIQUIDITY IN THE FUTURE.


EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT DECREASED $44,956,000 TO $32,939,000 FOR THE NINE MONTHS ENDED DECEMBER 31, 1997, COMPARED WITH THE SAME PERIOD IN THE PRIOR YEAR. THE MAJORITY OF THESE EXPENDITURES WERE TO MAINTAIN, REPLACE AND UPGRADE EXISTING FACILITIES AND EQUIPMENT.


AT DECEMBER 31 AND MARCH 31, 1997, B&W HAD SOLD, WITH LIMITED RECOURSE, AN UNDIVIDED INTEREST IN A DESIGNATED POOL OF QUALIFIED ACCOUNTS RECEIVABLE OF APPROXIMATELY $99,783,000 AND $93,769,000, RESPECTIVELY, UNDER THE TERMS OF AN AGREEMENT WITH A U.S. BANK. THE MAXIMUM SALES LIMIT AVAILABLE UNDER THE AGREEMENT WAS REDUCED DURING OCTOBER 1997 FROM $125,000,000 TO $100,000,000. DEPENDING ON THE AMOUNT OF QUALIFIED ACCOUNTS RECEIVABLE AVAILABLE FOR THE POOL, THE AMOUNT SOLD TO THE BANK CAN VARY (BUT NOT GREATER THAN THE

MAXIMUM SALES LIMIT AVAILABLE) FROM TIME TO TIME. THE EXISTING AGREEMENT WILL EXPIRE ON FEBRUARY 28, 1998; HOWEVER, B&W EXPECTS TO NEGOTIATE RENEWAL OF THE AGREEMENT. INTERNATIONAL ACCOUNTS FOR THESE SALES AS SECURED BORROWINGS.


AT DECEMBER 31 AND MARCH 31, 1997, MCDERMOTT INTERNATIONAL AND ITS SUBSIDIARIES, HAD AVAILABLE TO THEM VARIOUS UNCOMMITTED SHORT-TERM LINES OF CREDIT FROM BANKS TOTALING $110,027,000 AND $179,137,000, RESPECTIVELY. BORROWINGS AGAINST THESE LINES OF CREDIT AT DECEMBER 31 AND MARCH 31, 1997 WERE $4,123,000 AND $53,165,000, RESPECTIVELY. AT DECEMBER 31, 1997 THERE WERE NO BORROWINGS OUTSTANDING UNDER THE $150,000,000 UNSECURED COMMITTED REVOLVING CREDIT FACILITY OF B&W (THE "B&W REVOLVER"), WHILE AT MARCH 31, 1997, $150,000,000 WAS OUTSTANDING.


JRM IS PARTY TO AN UNSECURED AND COMMITTED REVOLVING CREDIT FACILITY (THE "JRM REVOLVER"). THERE WERE NO BORROWINGS OUTSTANDING AT DECEMBER 31 OR MARCH 31, 1997 UNDER THE JRM REVOLVER. AS A CONDITION TO BORROWING UNDER THE FACILITY, JRM MUST COMPLY WITH CERTAIN REQUIREMENTS, INCLUDING LEGAL REPRESENTATIONS. DUE TO THE UNCERTAINTY ASSOCIATED WITH THE ONGOING INVESTIGATION BY MCDERMOTT INTERNATIONAL AND JRM, AND THE JUSTICE DEPARTMENT INTO POSSIBLE ANTI-COMPETITIVE PRACTICES BY THE COMPANIES AND OTHERS (SEE NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS), JRM CANNOT PRESENTLY SATISFY THESE LEGAL REPRESENTATIONS, AND THEREFORE, CANNOT BORROW UNDER THE JRM REVOLVER. THE JRM REVOLVER ALSO LIMITS THE AMOUNT OF FUNDS WHICH JRM CAN BORROW FROM OTHER SOURCES. IT IS NOT ANTICIPATED JRM WILL NEED TO BORROW FUNDS UNDER THE JRM REVOLVER DURING FISCAL YEAR 1998.


THE DELAWARE COMPANY AND JRM ARE RESTRICTED, AS A RESULT OF COVENANTS IN CERTAIN CREDIT AGREEMENTS, IN THEIR ABILITY TO TRANSFER FUNDS TO MCDERMOTT INTERNATIONAL AND ITS SUBSIDIARIES THROUGH CASH DIVIDENDS OR THROUGH UNSECURED LOANS OR INVESTMENTS. AT DECEMBER 31, 1997, SUBSTANTIALLY ALL OF THE NET ASSETS OF THE DELAWARE COMPANY WERE SUBJECT TO SUCH RESTRICTIONS. JRM IS RESTRICTED BY ITS PUBLIC DEBT COVENANTS IN PAYING DIVIDENDS OR BUYING BACK ITS COMMON OR PREFERRED STOCK. AT DECEMBER 31, 1997, JRM WAS LIMITED TO $49,468,000 FOR SUCH TRANSACTIONS. IT IS NOT EXPECTED THAT THESE RESTRICTIONS WILL HAVE ANY SIGNIFICANT EFFECT ON MCDERMOTT INTERNATIONAL'S LIQUIDITY.

INTERNATIONAL MAINTAINS AN INVESTMENT PORTFOLIO OF GOVERNMENT OBLIGATIONS AND OTHER INVESTMENTS. THE FAIR VALUE OF SHORT-TERM INVESTMENTS AND THE LONG-TERM PORTFOLIO AT DECEMBER 31, 1997 WAS $747,986,000. AT DECEMBER 31, 1997, APPROXIMATELY $89,950,000 FAIR VALUE OF THESE OBLIGATIONS WERE PLEDGED TO SECURE A LETTER OF CREDIT IN CONNECTION WITH A LONG-TERM LOAN AND CERTAIN REINSURANCE AGREEMENTS.


OVER THE PAST SEVERAL YEARS, INTERNATIONAL HAS ENTERED INTO CERTAIN INVESTMENTS IN OIL AND GAS PROJECTS IN THE FORMER SOVIET UNION. DURING THE JUNE QUARTER, INTERNATIONAL SOLD ITS LAST SOVIET UNION OIL AND GAS INTEREST, WHICH WAS IN THE SAKHALIN ENERGY INVESTMENT COMPANY LTD., TO OTHER MEMBERS OF THE CONSORTIUM. INTERNATIONAL RECEIVED PROCEEDS OF $118,114,000.


ON JULY 15, 1997, JRM REDEEMED THE $70,000,000 OUTSTANDING PRINCIPAL AMOUNT OF ITS 12.875% GUARANTEED SENIOR NOTES DUE 2002 FOR AN AGGREGATE REDEMPTION PRICE OF $78,986,250 INCLUDING A PREMIUM OF $4,480,000 AND ACCRUED INTEREST TO THE REDEMPTION DATE OF $4,506,250.


WORKING CAPITAL INCREASED $244,361,000 FROM $225,571,000 AT MARCH 31, 1997 TO $469,932,000 AT DECEMBER 31, 1997. DURING THE REMAINDER OF FISCAL YEAR 1998, INTERNATIONAL EXPECTS TO OBTAIN FUNDS TO MEET CAPITAL EXPENDITURE, WORKING CAPITAL AND DEBT MATURITY REQUIREMENTS FROM OPERATING ACTIVITIES, CASH AND CASH EQUIVALENTS AND SHORT-TERM BORROWINGS. LEASING AGREEMENTS FOR EQUIPMENT, WHICH ARE SHORT-TERM IN NATURE, ARE NOT EXPECTED TO IMPACT INTERNATIONAL'S LIQUIDITY OR CAPITAL RESOURCES.


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

                         MCDERMOTT INTERNATIONAL, INC.

                               OTHER INFORMATION
                               -----------------


NO INFORMATION IS APPLICABLE TO PART II FOR THE CURRENT QUARTER, EXCEPT AS NOTED
BELOW:


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (A) EXHIBIT 27 - FINANCIAL DATA SCHEDULE

        (B) REPORTS ON FORM 8-K


            THERE WERE NO CURRENT REPORTS ON FORM 8-K WERE FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1997.

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


                                     MCDERMOTT INTERNATIONAL, INC.
                                     -----------------------------
                                             (REGISTRANT)




                                BY:  /s/ DANIEL R. GAUBERT
                                     -----------------------------
                                             (SIGNATURE)


                                     DANIEL R. GAUBERT
                                     SENIOR VICE PRESIDENT AND
                                     CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                                       AND DULY AUTHORIZED REPRESENTATIVE)

FEBRUARY 10, 1998

                                 EXHIBIT INDEX


EXHIBIT    DESCRIPTION

  27       FINANCIAL DATA SCHEDULE