Form 10-K
period 1998-03-31
MCDERMOTT INTERNATIONAL INC
filed 1998-06-16
CIK 708819

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)                      F O R M  1 0 - K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to ____________________
Commission File Number 1-8430

                         McDERMOTT INTERNATIONAL, INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


   REPUBLIC OF PANAMA                                 72-0593134
  ---------------------------------------------------------------------------
  (State or Other Jurisdiction of               (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)


     1450 POYDRAS STREET
   NEW ORLEANS, LOUISIANA                               70112-6050
  ---------------------------------------------------------------------------
  (Address of Principal Executive Offices)               (Zip Code)


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

                             YES    [X]  NO    [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [_]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $2,628,588,072 as of May 14, 1998.

The number of shares outstanding of the Company's Common Stock at May 14, 1998 was 60,710,803.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                         McDERMOTT INTERNATIONAL, INC.

                               INDEX - FORM 10-K

                                     PART 1
                                                                      PAGE

Items 1. & 2.  BUSINESS AND PROPERTIES

     A.  General                                                        1

     B.  Marine Construction Services

             General                                                    4
             Foreign Operations                                         6
             Raw Materials                                              6
             Customers and Competition                                  6
             Backlog                                                    6
             Factors Affecting Demand                                   7

     C.  Power Generation Systems

             General                                                    8
             Foreign Operations                                         8
             Raw Materials                                              9
             Customers and Competition                                  9
             Backlog                                                    9
             Factors Affecting Demand                                  10

     D.  Government Operations
             General                                                   11
             Raw Materials                                             11
             Customers and Competition                                 11
             Backlog                                                   11
             Factors Affecting Demand                                  12

     E.  Other Operations
             General                                                   12
             Foreign Operations                                        12
             Raw Materials                                             13
             Customers and Competition                                 13
             Backlog                                                   13
             Factors Affecting Demand                                  13

     F.  Patents and Licenses                                          13

     G.  Research and Development Activities                           14

     H.  Insurance                                                     14

     I.  Employees                                                     15

     J.  Environmental Regulations and Matters                         15


                                       I

                               INDEX - FORM 10-K

                                                                      PAGE

Item 3.   LEGAL PROCEEDINGS                                            17

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          18

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS                              19

Item 6.   SELECTED FINANCIAL DATA                                      20

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          General                                                      22
          Fiscal Year 1998 vs  Fiscal Year 1997                        23
          Fiscal Year 1997 vs  Fiscal Year 1996                        25
          Effects of Inflation and Changing Prices                     28
          Liquidity and Capital Resources                              28
          Impact of the Year 2000                                      31
          New Accounting Standard                                      32

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA

          Company Report on Consolidated Financial Statements          33
          Report of Independent Auditors                               34
          Consolidated Balance Sheet - March 31, 1998 and 1997         35
          Consolidated Statement of Income (Loss)  for the Three
             Fiscal Years ended March 31, 1998                         37
          Consolidated Statement of Stockholders' Equity for the
             Three Fiscal Years ended March 31, 1998                   38
          Consolidated Statement of Cash Flows for the Three
             Fiscal Years ended March 31, 1998                         40
          Notes to Consolidated Financial Statements                   42

 Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                       82

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           83

Item 11.  EXECUTIVE COMPENSATION                                       83

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                   83

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               83


                                       II

                               INDEX - FORM 10-K

                                    PART IV
                                                                      PAGE

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K                                      84

Signatures                                                             86

Exhibit 21 - SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT                90

Exhibit 23 - CONSENT OF INDEPENDENT AUDITORS                           91

Exhibit 27 - FINANCIAL DATA SCHEDULE                                   92

                                      III

                                  P A R T   I


Items 1. and 2.  BUSINESS AND PROPERTIES


A. GENERAL

McDermott International, Inc. ("McDermott International") was incorporated under the laws of the Republic of Panama in 1959 and is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. McDermott International's Common Stock, JRM's Common Stock and 9.375% Senior Subordinated Notes due July 2006, and McDermott Incorporated's Series A $2.20 Cumulative Convertible Preferred Stock and Series B $2.60 Cumulative Preferred Stock are publicly traded.

Unless the context otherwise requires, hereinafter "McDermott International" means McDermott International, Inc., a Panama corporation; "JRM" means J. Ray McDermott, S.A., a Panama corporation, which is a majority owned subsidiary of McDermott International, and its consolidated subsidiaries; the "Delaware Company" means McDermott Incorporated, a Delaware corporation which is a subsidiary of McDermott International, and its consolidated subsidiaries; and "International" means the consolidated enterprise.

International operates in three business segments:

o Marine Construction Services includes the results of the operations of JRM, which supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries, and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and procurement activities.

o Power Generation Systems includes the results of the operations of the Babcock & Wilcox Power Generation Group, which provides services and equipment and systems to generate steam and electric power at energy facilities worldwide.

o Government Operations includes the results of the operations of BWX Technologies, Inc. and B&W Services, Inc., formerly, the Babcock & Wilcox Government Group, which supplies nuclear reactor components and nuclear fuel assemblies to the U. S. Navy, various other equipment and services to the U.
   S. Government and manages various U. S. Government owned facilities.

Other Operations includes the results of small operations not included above.

The business of the Power Generation Systems and Government Operations segments are conducted primarily through a subsidiary of McDermott Incorporated, Babcock & Wilcox Investment Company, the principal subsidiary of which is The Babcock & Wilcox Company. Unless the context otherwise requires, hereinafter "B&W" means Babcock & Wilcox Investment Company and its consolidated subsidiaries, including The Babcock & Wilcox Company.

International has a continuing program of reviewing joint venture, acquisition and disposition opportunities.

The following tables show revenues and operating income (loss) of International for the three fiscal years ended March 31, 1998. See Note 17 to the consolidated financial statements for additional information with respect to International's business segments and operations in different geographic areas.

                                    REVENUES
                             (Dollars in Millions)


                                                 FOR FISCAL YEARS ENDED MARCH 31,
                                         1998                 1997                1996
                                   ---------------      ---------------      ---------------
Marine Construction Services      $1,855.5    50.5%    $1,408.5    44.7%    $1,259.4    38.8%
Power Generation Systems           1,142.7    31.1%       985.4    31.3%     1,145.1    35.3%
Government Operations                370.5    10.1%       373.1    11.8%       369.7    11.4%
Other Operations                     337.8     9.2%       458.1    14.5%       500.8    15.4%
Adjustments and Eliminations         (31.9)   (0.9%)      (74.2)   (2.3%)      (30.7)   (0.9%)
--------------------------------------------------------------------------------------------
Total Revenues                    $3,674.6   100.0%    $3,150.9   100.0%    $3,244.3   100.0%
--------------------------------------------------------------------------------------------

                            OPERATING INCOME (LOSS)
                             (Dollars in Millions)


                                                     FOR FISCAL YEARS ENDED MARCH 31,
                                               1998              1997                 1996
OPERATING INCOME (LOSS):                  --------------     --------------      --------------
 Segment Operating Income (Loss):
  Marine Construction Services           $ 107.1    46.6%    $  10.8     --      $  36.9     --
  Power Generation Systems                  82.5    35.8%      (34.6)    --         20.0     --
  Government Operations                     35.8    15.6%       32.5     --         25.9     --
  Other Operations                           4.7     2.0%      (30.6)    --        (32.9)    --
------------------------------------------------------------------------------------------------
     Total                               $ 230.1   100.0%    $ (21.9) 100.0%     $  49.9  100.0%
------------------------------------------------------------------------------------------------

Gain (Loss) on Asset Disposals
 and Impairments - Net:
 Marine Construction Services            $ (40.1)     --     $  29.0     --      $   2.5    5.7%
 Power Generation Systems                   (6.1)     --       (19.2)    --          3.5    7.9%
 Government Operations                        .5      --          .4     --          0.3    0.7%
 Other Operations                          128.2      --       (11.9)    --         37.9   85.7%
------------------------------------------------------------------------------------------------
     Total                               $  82.5   100.0%    $  (1.7) 100.0%     $  44.2  100.0%
------------------------------------------------------------------------------------------------

Income (Loss) from Investees:
 Marine Construction Services             $ 70.2    82.2%    $  (7.8)    --      $   9.1   18.8%
 Power Generation Systems                    7.5     8.8%       (0.3)    --         35.7   73.8%
 Government Operations                       4.3     5.0%        3.6     --          2.3    4.7%
 Other Operations                            3.4     4.0%        0.7     --          1.3    2.7%
------------------------------------------------------------------------------------------------
     Total                                $ 85.4   100.0%    $  (3.8) 100.0%     $  48.4  100.0%
------------------------------------------------------------------------------------------------

SEGMENT INCOME (LOSS):
 Marine  Construction Services            $137.2    34.5%    $  32.0     --      $  48.5   34.0%
 Power Generation Systems                   83.9    21.1%      (54.1)    --         59.2   41.6%
 Government Operations                      40.6    10.2%       36.5     --         28.5   20.0%
 Other Operations                          136.3    34.2%      (41.8)    --          6.3    4.4%
------------------------------------------------------------------------------------------------
 Total Segment Income (Loss):              398.0   100.0%      (27.4) 100.0%       142.5  100.0%
------------------------------------------------------------------------------------------------
Other Unallocated Items                     (5.3)              (72.4)              (17.8)
General Corporate Expenses-Net             (37.2)              (47.4)              (37.1)
------------------------------------------------------------------------------------------------
Total Operating Income (Loss)             $355.5             $(147.2)            $  87.6
------------------------------------------------------------------------------------------------

B.  MARINE CONSTRUCTION SERVICES

GENERAL

On January 31, 1995, International contributed substantially all of its marine construction services business to JRM, a new company incorporated under the laws of the Republic of Panama in 1994. Also, on January 31, 1995, JRM acquired Offshore Pipelines, Inc. ("OPI") in a merger transaction (the "Merger"). Prior to the Merger with OPI, JRM was a wholly owned subsidiary of McDermott International; as a result of the Merger, JRM is a majority owned subsidiary of McDermott International. The business activities of this segment are conducted through JRM.

The Marine Construction Services segment consists of the basic and detailed design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. This segment also provides comprehensive project management services, feasibility studies, engineering services, subsea trenching services, diving services, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms. This segment operates throughout the world in all major offshore oil and gas producing regions, including the Gulf of Mexico, the North Sea, West Africa, South America, the Middle East, India and the Far East.

This segment conducts operations both directly and through its participation in joint ventures, some of which it manages and others of which are managed by
other marine construction contractors.   Some of the joint ventures are
consolidated for financial reporting purposes while others are accounted for using either the equity or the cost method. JRM's joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements. JRM's two most significant joint venture investments were in the HeereMac joint venture, which was accounted for by the cost method, and the McDermott-ETPM joint venture, which was comprised of several joint venture operating companies, all of which were consolidated for financial reporting purposes other than McDermott-ETPM West, Inc., which was accounted for by the equity method.

On December 19, 1997, JRM and Heerema Offshore Construction Group, Inc. ("Heerema") terminated the HeereMac joint venture. The HeereMac joint venture was formed in January 1989 and utilized the specialized, heavy-lift marine
construction vessels which were previously owned by the two parties.   Each
party had a 50% interest in the joint venture, and Heerema had responsibility for its day-to-day operations. Pursuant to the termination, Heerema acquired and assumed JRM's 50% interest in the joint venture in exchange for cash of $318,500,000 and title to several pieces of equipment. The equipment transferred to JRM included two launch barges and the derrick barge 101, a 3,500 ton lift capacity, semi-submersible derrick barge.

JRM formed its initial joint venture with ETPM S.A., McDermott-ETPM, in April 1989 to provide general marine construction services to the petroleum industry in West Africa, South America, the Middle East and India and offshore pipelaying services in the North Sea. With the addition of two new joint venture operating companies in March 1995, JRM and ETPM S. A. expanded their joint venture's operations to include the Far East and began jointly pursuing subsea contracting work on a worldwide basis. Most of the operating companies in the McDermott-ETPM joint venture were majority-owned and controlled by JRM. However, the operations of McDermott-ETPM West, Inc., which conducted operations in the North Sea, South America and West Africa, were managed and controlled by ETPM S.A.

On April 3, 1998, JRM and ETPM S.A. terminated the McDermott-ETPM joint venture. Pursuant to the termination, JRM received net cash of approximately $105,000,000 and the derrick/lay barge 1601 and assumed 100% ownership of McDermott-ETPM
East, Inc. and McDermott-ETPM Far East, Inc.   ETPM S.A. received the lay barge
200 and took ownership of McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc.

JRM participates in other joint ventures involving operations in foreign
countries that require majority-ownership by local interests.   Through a
subsidiary, JRM also participates in an equally owned joint venture with the Brown & Root Energy Services unit of Halliburton Company ("Brown & Root"), which was formed in February 1995 to combine the operations of JRM's Inverness and Brown & Root's Nigg fabrication facilities in Scotland.

In May 1998, JRM sold its interest in McDermott Engineering (Europe) Limited and announced its intention to exit other European engineering operations. See Note 17 to the consolidated financial statements regarding these events. These actions leave only Mentor Subsea Technology Services, Ltd. to maintain JRM's presence in the European subsea markets.

At March 31, 1998, the Marine Construction Services segment owned or operated 6 fabrication facilities throughout the world. This segment's principal domestic fabrication yard and offshore base is located on 1,114 acres of land, under lease, near Morgan City, Louisiana. This segment also owns or operates fabrication facilities near Corpus Christi, Texas, near Inverness, Scotland, in Indonesia on Batam Island, in Jebel Ali, U.A.E. and in Warri, Nigeria. This segment also owns and operates a ship repair and fabrication yard in VeraCruz, Mexico.

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

At March 31, 1998, expiration dates, including renewal options, of leases covering land for the fabrication yards, were as follows:

                Morgan City, Louisiana       Years 2000-2033

                Jebel Ali, U.A.E.            Year 2005

                Batam Island, Indonesia      Year 2008

                Warri, Nigeria               Year 2065

Pursuant to the termination of the McDermott-ETPM joint venture in April 1998, ETPM S.A. acquired the fabrication facility located at Warri, Nigeria.

JRM owns or, through its ownership interests in joint ventures, has interest in one of the largest fleets of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. At March 31, 1998, JRM owned or, through ownership interests in joint ventures, had interests in 5 derrick vessels, 4 pipelaying vessels, 9 combination derrick-pipelaying vessels and 3 pipe burying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 250 to 5,000 tons. These vessels range in length from 400 to 698 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional gear. The largest vessels are the semi-submersible derrick barge 101 and the lay barge 200, a semi-submersible pipelaying vessel. Pursuant to the termination of the McDermott ETPM joint venture, ETPM S.A. received the lay barge 200 and two other vessels owned by MSCL and JRM received the derrick/lay barge 1601. In addition, subsequent to fiscal year end, JRM's Malaysian joint venture sold two combination derrick-pipelaying vessels and JRM sold two pipe burying vessels.

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

FOREIGN OPERATIONS

The amount of Marine Construction Services' revenues, net of intersegment revenues, and segment income derived from operations located outside of the United States, and the approximate percentages to International's total revenues and total segment income, respectively, follow:



                          REVENUES                 SEGMENT INCOME
  FISCAL YEAR       AMOUNT        PERCENT        AMOUNT      PERCENT

                                  (Dollars in thousands)

      1998      $  1,112,685        30%       $  317,482        80%

      1997           839,583        27%           14,525         -

      1996           848,050        26%           16,883        12%


RAW MATERIALS

The raw materials used by this segment, such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline, are available from many sources and this segment is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.

CUSTOMERS AND COMPETITION

This segment's principal customers are oil and gas companies, including foreign government owned companies. Customers generally contract with this segment for the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. Contracts are usually awarded on a competitive bid basis. There are a number of companies which compete effectively with International and its joint ventures in each of the separate marine construction phases in various parts of the world.

BACKLOG

As of March 31, 1998 and 1997, the Marine Construction Services' backlog amounted to $1,266,310,000 and $1,771,170,000, or approximately 37% and 42%, respectively, of International's total backlog. Backlog decreased primarily as a result of a decline in engineering, procurement and construction activities in the Middle East, procurement activities in the Far East, engineering activities in the North Sea and management's focus on higher margin projects. Of the March 31, 1998 backlog, it is expected that approximately $941,239,000 will be recognized in revenues in fiscal year 1999, $225,602,000 in fiscal year 2000 and $99,469,000 thereafter.

During fiscal year 1998, Marine Construction Services received contract awards valued at $50,000,000 from British-Borneo Exploration, Inc. for work on the Morpeth Field Development in the Gulf of Mexico. Under the contract, JRM will transport and install a SeaStar mini-tension leg platform and associated pipelines at Ewing Banks Block 921 in 1,670 feet of water. JRM also has the responsibility for subsea system design, procurement, and commissioning through its subsidiary Mentor Subsea Technology Services Ltd. JRM will also install 21 miles of 8-inch and 12-inch diameter pipeline utilizing conventional S-lay technology. The installation will be complete in the summer of 1998. Marine Construction Services has also been awarded a contract from Shell Offshore Inc., valued at approximately $25,000,000, for construction of a fixed-base platform for an offshore development in the Gulf of Mexico. The platform is being designed by JRM under a separate contract with Shell. The installation will take place in July 1998 and the lift will be the heaviest to date in the Gulf of Mexico. When complete, this platform will be the world's deepest tripod, standing 750 feet above the floor of the Gulf of Mexico.
Backlog also includes a $112,300,000 contract attributable to an  agreement with a customer for exclusive use of a company vessel over a two-year period. As
of  March   31, 1998, the customer could release the vessel to the company for a stand-by payment of $16,200,000. In management's opinion, the vessel will be utilized at levels to achieve the backlog amount.

Not included in backlog at March 31, 1998, is a $70,000,000 contract awarded in May 1998 from British-Borneo Exploration, Inc., for work on the Allegheny field development in the Gulf of Mexico. Under the contract, JRM will transport and install the hull, deck, pilings and tendons for a SeaStar mini-tension leg
platform in 3,300 feet of water.   JRM will also design steel catenary risers
("SCRs") and design, procure and commission five subsea completions and two riser-end manifolds. In addition, the contract includes the installation of two 12-inch diameter export pipeline SCRs and six miles of interfield flowlines and associated SCRs. The work is scheduled for completion in the summer of 1999.

Not included in Marine Construction Services' backlog at March 31, 1998 and 1997 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $587,000,000 (excluding McDermott-ETPM West, Inc.) and $1,426,000,000, respectively. Included in the 1997 backlog was $645,000,000 and $300,000,000 related to the HeereMac and McDermott-ETPM West, Inc. joint ventures, respectively.

Work has historically been performed on a fixed-price, cost-plus or day-rate basis or a combination thereof. More recently, certain partnering-type contracts have introduced a risk and reward element wherein a portion of total compensation is tied to the overall performance of the alliance partners. This segment attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimate of such changes, which is reflected in the original price, or through price escalation clauses. Most long-term contracts have provisions for progress payments.

FACTORS AFFECTING DEMAND

The activity of the Marine Construction Services' segment depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. These expenditures are influenced by the selling price of oil and gas along with the cost of production and delivery, the terms and conditions of offshore leases, the discovery rates of new reserves offshore, the ability of the oil and gas industry to raise capital, and local and international political and economic conditions. In some Far East countries, internal consumption of oil and gas products has decreased due to the current economic crises.

Oil and gas company capital exploration and production budgets for calendar year 1998 were projected to increase for the fourth consecutive year to the highest level in the past ten years, but may now be curtailed by falling oil and gas prices. Increased production and lower worldwide demand for petroleum products has led to a significant drop in oil prices and downward pressure on natural gas prices. Economic and political instability in Indonesia and political turmoil on the Indian subcontinent are expected to have an adverse effect on exploration and production spending. Worldwide demand for offshore drilling rigs, particularly for deepwater exploration, has remained strong and this, historically, has been a leading indicator for an increase in the need for marine construction services. JRM's markets are expected to continue to emerge from the competitive environment that has put pressure on margins in prior periods.

C. POWER GENERATION SYSTEMS

GENERAL

The Power Generation Systems segment supplies engineered-to-order services, products and systems for energy conversion worldwide, which includes the manufacturing of heavy pressure equipment, including boilers fueled by coal, oil, bitumen, natural gas, solid municipal waste, biomass, and other fuels; and related industrial equipment, such as burners, pulverizer mills, soot blowers and ash handlers. The Power Generation Systems segment also fabricates steam generators for nuclear power plants and designs and supplies environmental control systems, including both wet and dry scrubbers for flue gas desulfurization; modules for selective catalytic reduction of the oxides of nitrogen; and electrostatic precipitators and similar devices.

The Power Generation Systems segment supports operating plants with a wide variety of services, including the installation of new systems and replacement parts, engineered upgrades, construction, maintenance, and field technical services such as condition assessment. It also provides inventory services to help customers respond quickly to plant interruptions and to construction crews to maintain and repair operating equipment. The segment also provides power through cogeneration, refuse-fueled power plants, and other independent power producing facilities. It participates in this market as a contractor for engineer-procure-construct services, as an equipment supplier, as an operations and maintenance contractor, and through ownership interests.

The principal manufacturing plants of this segment, which are owned by B&W, are located at West Point, Mississippi; Paris, Texas; Lancaster, Ohio; and Cambridge, Ontario, Canada. After extensive study, B&W has elected to close its Paris, Texas plant. The closure is expected to be completed by late summer 1998. This segment's unconsolidated affiliates' (equity investees) foreign plants are located in Beijing, China; Batam Island, Indonesia; Pune, India; and Cairo, Egypt. This segment also operates independent power facilities located in Ebensburg, Pennsylvania and Sunnyside, Utah. All of these plants are well maintained, have suitable equipment and are of adequate size.

FOREIGN OPERATIONS

The amounts of Power Generation Systems' revenues, net of intersegment revenues, and segment income (loss) derived from operations located outside of the United States, and the approximate percentages to International's total revenues and total segment income (loss), respectively, follow:


                    REVENUES           SEGMENT INCOME (LOSS)
FISCAL YEAR    AMOUNT     PERCENT        AMOUNT      PERCENT

                           (Dollars in Thousands)

  1998       $196,831       5%          $ 25,694       6%

  1997        296,544       9%           (33,701)    123%

  1996        553,938      17%            38,456      27%

Products for international installation are engineered and built in B&W's United States and Canadian facilities, as well as in the facilities of the segment's equity investees in China, Indonesia, India and Egypt.

RAW MATERIALS

The principal raw materials used by this segment to construct power generation systems and equipment consist of carbon and alloy steels in various forms, such as plates, forgings, structurals, bars, sheets, strips, heavy wall pipes and tubes. Significant amounts of components and accessories are also purchased for assembly into the supplied systems and equipment. These raw materials and components generally are purchased as needed for individual contracts. Although shortages of certain of these raw materials have existed from time to time, no serious shortage exists at the present time. This segment is not sole source dependent for any significant raw materials.

CUSTOMERS AND COMPETITION

The principal customers of this segment are the electric power generation industry (including government-owned utilities and independent power producers); the pulp and paper industry; process industries such as petrochemical plants, oil refineries and steel mills; and other steam-using industries and institutions. The electric power generation industry accounted for approximately 24%, 22% and 22% of International's total revenues for fiscal years 1998, 1997 and 1996, respectively.

Customers normally purchase services, equipment or systems from the Power Generation Systems segment after an extensive evaluation process based on competitive bids. Proposals are submitted based on the estimated cost of each job.

Within the United States, a number of domestic and foreign-based companies specializing in steam generating systems, equipment and services compete with the Power Generation Systems segment. Examples include ABB Asea Brown Boveri Ltd., Ahlstrom Corporation, DB Riley, Inc., Foster Wheeler Corporation, Kvaerner ASA, and other companies. In international markets, this segment competes against these companies, plus additional foreign-based companies. A number of additional companies compete in environmental control equipment, related specialized industrial equipment and the independent power producing business. Other suppliers of steam systems, as well as many other businesses, compete for replacement parts, repair and alteration, and other services required to backfit and maintain existing systems.

BACKLOG

Backlog as of March 31, 1998 and 1997 for the Power Generation Systems segment was $1,070,351,000 and $1,495,885,000, or approximately 31% and 35%, respectively, of International's backlog. Backlog decreased primarily as a result of delays and cancellations of power projects in Southeast Asia due to the current Asian economic crisis and management's focus on higher margin projects. Of the March 31, 1998 backlog, it is expected that approximately $703,955,000 will be recognized in revenues in fiscal year 1999, $170,447,000 in fiscal year 2000 and $195,949,000 thereafter, of which approximately 70% will be recognized in fiscal years 2001 through 2003.

During fiscal year 1998, the Power Generation Systems segment received contract
awards valued at $710,330,000.   This included  two contracts with a combined
value of $53,000,000 for cyclones (a type of boiler that burns crushed fuel) at Commonwealth Edison's State Line and Kincaid Stations. B&W is the only company to successfully fabricate and put into service these products for utility boilers in the United States. This segment also received a $35,000,000 contract for the design and manufacture of components for eight steam generators to be installed at the Qinshan nuclear project in China; a contract valued at $33,000,000 to upgrade two plants for American Electric Power; and a contract valued at $23,300,000 to convert an idle ABB-CE recovery boiler at Bowater, Inc.'s Calhoun, Tennessee newsprint facility to a bubbling fluid bed boiler.

Not included in backlog at March 31, 1998 is a $20,000,000 contract awarded to B&W Mexicana S.A. de C.V., a B&W joint venture. The company will modernize five 20 year old boilers manufactured by a competitor of The Babcock & Wilcox Company and located in Monterrey, State of Nuevo Leon,

Mexico. B&W Mexicana will design, manufacture and supply all pressure parts, drum internals, burners, steam coil air heaters and sootblowers. Part of the scope also includes new electronic controls and the construction work. The project will span more than two years. This order, from the country's state-owned oil company, is Mexico's largest single award for a boiler service project. In addition, Babcock & Wilcox Beijing Company, a B&W joint venture, has begun engineering and manufacturing of a $29,000,000 order from Pucheng Electricity Generating Company, Ltd., in Pucheng, China, for two 330 megawatt pulverized coal-fired boilers for its station in the Shaanxi Province.

If in management's judgment it becomes doubtful whether contracts will proceed, the backlog is adjusted accordingly. If contracts are deferred or cancelled, the Power Generation Systems segment is usually entitled to a financial settlement related to the individual circumstances of the contract. Operations and maintenance contracts, which are performed over an extended period, are included in backlog based upon an estimate of the revenues from these contracts.

The Power Generation Systems segment attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimation of such changes, which is reflected in the original price, or through price escalation clauses. Most long-term contracts have provisions for progress payments.

FACTORS AFFECTING DEMAND

Electric utilities in parts of Asia and the Middle East are current purchasers of new baseload generating units and environmental control systems, due to the growth of their economies and to the small existing stock of electrical generating capacity in most developing countries. The currency crisis, which began in Southeast Asia in the summer of 1997, has slowed the number of inquiries and orders from the level of the previous year. This segment is also expected to be adversely affected by the economic and political instability in Indonesia and political turmoil on the Indian subcontinent.

Electrical consumption has grown moderately in the United States in recent years and competition within the electric power industry in the United States has intensified. The Energy Policy Act of 1992 deregulated the electric power generation industry by allowing independent power producers access to the electric utilities' transmission and distribution systems. Several states have changed their laws to encourage competition among generators of electricity.
The modest growth in demand and the changes associated with this transition from a regulated to a competitive industry have caused electric power companies to defer ordering new baseload power plants in the United States. When electric utilities are in need of peaking capacity, many are purchasing combustion turbines with short lead-times or they are purchasing electricity from other utilities and non-regulated sources, such as cogenerators and independent power producers.

Substantially all the customers of the Power Generation Systems segment are affected by environmental regulations of the countries in which their facilities are located. In the United States, the Clean Air Act requires many customer industries to implement systems to limit or remove emissions. These mandated expenditures have caused some customers to defer refurbishments of existing plants. The same requirements have caused other customers to purchase environmental control equipment from this segment. Future changes in environmental regulations will continue to affect demand for this segment's products and services.

The systems, products and services of the Power Generation Systems segment are capital intensive. As such, demand for the company's products is heavily affected by the variations in the business cycles of our customers and by the overall economies of their countries. Availability of funds for project financing, investment and maintenance at this segment's customers varies with the conditions of their domestic businesses.

D. GOVERNMENT OPERATIONS

GENERAL

The Government Operations segment provides nuclear fuel assemblies and nuclear reactor components to the U. S. Navy for the Naval Reactors Program. This activity has made contributions to operating income of International in all three fiscal years and is expected to do so in the foreseeable future. This segment, in addition to its Naval Reactors Program business, supplies other equipment and services to the U. S. Government and is proceeding with new Government projects and exploring new programs which require the technological
capabilities it developed as a Government contractor.   Examples of these
markets include environmental restoration services and the management of government-owned facilities, primarily within the Department of Energy's ("DOE") nuclear weapons complex.

The principal plants of this segment are located in Lynchburg, Virginia and Barberton, Ohio.

RAW MATERIALS

This segment is not sole source dependent for any significant raw materials except for uranium, which is furnished and owned by the U.S. Government and used in the nuclear fuel assemblies supplied to the U.S. Navy for the Naval Reactors Program.

CUSTOMERS AND COMPETITION

This segment is the sole supplier to the U.S. Navy of all major nuclear steam system equipment and all nuclear fuel assemblies and reactor components for the Naval Reactors Program. There are a small number of suppliers of small nuclear components with B&W being the largest based on revenues. This segment is involved along with other companies in the operation of the Idaho National Engineering and Environmental Laboratory located near Idaho Falls, Idaho; the Rocky Flats Environmental Technology Site located near Boulder, Colorado; the Savannah River Site located in Aiken, South Carolina, and the Hanford Site located in Richland, Washington. During fiscal year 1998, the Government Operations segment received a contract from the U. S. DOE as the prime contractor to manage the environmental remediation and site transition project at the DOE's Mound site in Miamisburg, Ohio. A B&W subsidiary, Babcock & Wilcox of Ohio, Inc., began performance under the several hundred million dollar multi-year contract in October 1997, which contract is subject to annual funding. For the fiscal years 1998, 1997 and 1996, the U.S. Government accounted for approximately 10%, 11% and 12%, respectively, of International's total revenues, including 7%, 10% and 10%, respectively, related to nuclear fuel assemblies and reactor components for the U.S. Navy.

BACKLOG

Backlog as of March 31, 1998 and 1997 for the Government Operations segment was $810,230,000 and $791,981,000, or approximately 24% and 19%, respectively, of International's backlog. Of the March 31, 1998 backlog, management expects that approximately $309,251,000 will be recognized in revenues in fiscal year 1999, $215,841,000 in fiscal year 2000 and $285,138,000 thereafter, of which approximately 91% will be recognized in fiscal years 2001 through 2003. At March 31, 1998, this segment's backlog with the U. S. Government was $799,967,000 (of which $40,376,000 had not yet been funded), or approximately 23% of International's total backlog. The March 31, 1998 U. S. Government backlog includes only the current year funding for the DOE Mound site in Miamisburg, Ohio. During fiscal year 1998, this segment was awarded approximately $250,000,000 in new orders for aircraft carrier components and prototypical steam generation equipment for the newest submarine design.

FACTORS AFFECTING DEMAND

The systems, products and services of the Government Operations segment are generally capital intensive. This segment may be impacted by U. S. Government budget restraints.

Even with the maturing of the U. S. Navy's shipbuilding program and U. S. Government defense budget reductions, the demand for nuclear fuel assemblies and reactor components for the U. S. Navy has continued to comprise a substantial portion of this segment's backlog. Orders for U. S. Navy nuclear fuel assemblies and nuclear reactor components are expected to continue to be a significant part of backlog since this segment is the sole source provider of these nuclear fuel assemblies and nuclear reactor components.

E. OTHER OPERATIONS

GENERAL

Other Operations includes the results of Engineering and Construction operations, Hudson Products Corporation and McDermott Technology, Inc., (formerly B&W's Research & Development Division and Contract Research Division), and other businesses. The business activities of Other Operations are conducted through McDermott Engineers & Constructors (Canada), Ltd. ("MECL"), Hudson Products Corporation and McDermott Technology, Inc.

MECL provides services, including project management, conceptual and process design, front-end engineering and design, detailed engineering, procurement, construction management and contract maintenance. Hudson Products Corporation products include air-cooled heat exchangers, combination water and air-cooled systems, air-cooled vacuum steam condensers, fiber-glass reinforced axial flow fans for air-cooled heat exchangers and wet cooling towers and fan control systems. McDermott Technology, Inc.'s Research & Development Division performs research activities for internal operating segments of International, while its Contract Research Division markets, negotiates and administers contracts that leverage company research and development technology needs with external funds.

The principal plant of Hudson Products is located in Beasley, Texas. One of Other Operations' unconsolidated affiliates has a plant in Monterrey, Mexico, which manufactures axial flow fans and structural components for air-cooled heat exchangers. Both of these plants are well maintained, have suitable equipment and are of adequate size. McDermott Technology, Inc's research and development facilities are located in Alliance, Ohio and Lynchburg, Virginia. MECL is located in Calgary, Alberta, Canada.

FOREIGN OPERATIONS

The amount of Other Operations' revenues, net of intersegment revenues, and segment income (loss) derived from operations located outside of the United States, and the approximate percentages to International's total revenues and total segment income (loss), respectively, follow:

                       REVENUES           SEGMENT INCOME (LOSS)
   FISCAL YEAR    AMOUNT      PERCENT      AMOUNT      PERCENT

                            (Dollars in Thousands)

      1998       $195,886      5%         $ 90,516        23%

      1997        242,973      8%          (29,614)      108%

      1996        342,234     11%           13,788        10%

RAW MATERIALS

The principal raw materials used by Other Operations consist of carbon and alloy steels in various forms, such as plates, bars, sheets, and pipes, and aluminum pipes, aluminum strips, fiberglass cloth and epoxy resins. The majority of raw materials and components are purchased as needed for individual contracts. Additional quantities of raw material are carried as base stock for jobs requiring quick turnaround. Although extended lead time of certain raw materials have existed from time to time, no serious shortage exists at the present, nor is any shortage expected in the foreseeable future. Other Operations is not sole source dependent for any significant raw materials.

CUSTOMERS AND COMPETITION

The principal customers of Other Operations include oil and natural gas producers, the electric power generation industry, petrochemical and chemical processing industries, state and federal government agencies and non-profit utility groups.

Equipment orders for items such as air-cooled heat exchangers are customarily awarded after competitive bids have been submitted as proposals to customers based on the estimated cost of each job. In both the U. S. and international markets, a number of domestic and foreign-based companies specializing in air-cooled heat exchanger equipment compete with this segment. The majority of the engineering and construction operations contracts are awarded in a competitive market in which both price and quality are considerations.

BACKLOG

As of March 31, 1998 and 1997, Other Operations backlog amounted to $262,339,000 and $168,416,000, or approximately 8% and 4%, respectively, of International's total backlog. Of the March 31, 1998 backlog, management expects that approximately $231,958,000 will be recognized in revenues in fiscal year 1999, $23,234,000 in fiscal year 2000 and $7,147,000 thereafter.

During fiscal year 1998, Other Operations received a contract award valued at $49,000,000 to engineer and construct a natural gas treatment plant in northwestern British Columbia, Canada for Novagas Canada Limited. Other Operations also received a contract award valued at $12,717,000 to supply 113 air-cooled heat exchanger units to TransCanada Pipelines.

FACTORS AFFECTING DEMAND

The equipment and services provided by Other Operations are somewhat capital intensive and the demand for its equipment and services are affected by variations in the business cycles (which are affected by the price of oil) in the customers' industries and in the overall economies in their regions. Other Operations is also affected by legislative issues such as environmental regulations and fluctuations in U. S. Government funding patterns. Availability of funds for investment and maintenance at various customers' facilities varies partly due to seasonal plant outages, business cycles and economic conditions.

F.  PATENTS AND LICENSES

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

G.  RESEARCH AND DEVELOPMENT ACTIVITIES

International conducts its principal research and development activities at its research centers in Alliance, Ohio and Lynchburg, Virginia; and also conducts development activities at its various manufacturing plants and engineering and design offices. During the fiscal years ended March 31, 1998, 1997 and 1996, approximately $37,928,000, $50,749,000 and $68,106,000, respectively, was spent by International on research and development activities, of which approximately $22,803,000, $34,170,000 and $45,106,000, respectively, was paid for by customers of International. Research and development activities were related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. International's multi-million dollar clean environment development facility in Alliance, Ohio was constructed in response to present and future emission pollution standards in the U.S. and worldwide. Approximately 160 employees were engaged full time in research and development activities at March 31, 1998.

H.  INSURANCE

International maintains liability and property insurance against such risk and in such amounts as it considers adequate. However, certain risks are either not insurable or insurance is available only at rates which International considers uneconomical. Among such risks are war and confiscation of property in certain areas of the world, pollution liability in excess of relatively low limits and, in recent years, asbestos liability. Depending on competitive conditions and other factors, International endeavors to obtain contractual protection against uninsured risks from its customers. However, there is no assurance that insurance or contractual indemnity protection, when obtained, will be sufficient or effective under all circumstances or against all hazards to which International may be subject.

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

JRM's offshore construction business is subject to the usual risks of operations at sea, with additional exposure due to the utilization of expensive construction equipment, sometimes under extreme weather conditions, often in remote areas of the world. In addition, JRM operates in many cases on or in proximity to existing offshore facilities which are subject to damage by JRM and such damage could result in the escape of oil and gas into the sea.

The insurance coverage of International for products liability and employers' liability claims is subject to varying insurance limits which are dependent upon the year involved. The Babcock & Wilcox Company has agreements with the majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. Pursuant to those agreements, The Babcock & Wilcox Company negotiates and settles these claims and bills these amounts to the appropriate insurers. For financial reporting purposes, a provision has been recognized to the extent that recovery of these amounts from International's insurers has not been determined to be probable. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers (see Note 11 to the consolidated financial statements), which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from the amount provided in the consolidated financial statements.

International has two wholly owned insurance subsidiaries. To date, these subsidiaries have written policies concerning general and automobile liability, builders' risk within certain limits, marine hull, and workers' compensation for
International and its subsidiaries.   No significant amounts of insurance have
been written for unrelated parties.

I.  EMPLOYEES

At March 31, 1998, International employed, under its direct supervision, approximately 24,700 persons compared with 24,600 at March 31, 1997. Approximately 6,400 employees were members of labor unions at March 31, 1998 as compared with approximately 5,700 at March 31, 1997. The majority of B&W's manufacturing facilities operate under union contracts which customarily are renewed every two to three years. During the next twelve months, six union contracts covering approximately 1,800 B&W hourly workers will expire. Five of these contracts have been successfully renegotiated. B&W's management expects to renew the remaining contract without incident. International considers its relationship with its employees to be satisfactory.

J.  ENVIRONMENTAL REGULATIONS AND MATTERS

International is subject to the existing and evolving legal and regulatory standards relating to the environment. These laws include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and similar laws which provide for responses to and liability for releases of hazardous substances into the environment; and the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and other federal laws, each as amended, and similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. International's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. International believes that its facilities are in substantial compliance with current regulatory standards.

International's compliance with U.S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $379,000 in fiscal year 1998, and management expects to spend another $2,580,000 on such capital expenditures over the next five years. Management cannot predict all of the environmental requirements or circumstances which will exist in the future, but anticipates that environmental control and protection standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in pretax charges of approximately $8,973,000 in fiscal year 1998.

International has been identified as a potentially responsible party at various
cleanup sites under CERCLA.   International has not been determined to be a
major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on its relative contribution of waste to each site, International's share of the ultimate liability for the various sites is not expected to have a material adverse effect on International's consolidated financial position, results of operations or liquidity in any given year.

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

During fiscal year 1995, management decided to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities"), and a provision of $41,724,000 for the decontamination, decommissioning and the closing of these facilities was recognized. Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination is proceeding as permitted by the existing NRC license. A decommissioning plan was submitted to the NRC for review and approval during January 1996. The facilities were recently transferred to BWX Technologies, Inc. ("BWXT"), a subsidiary of The Babcock & Wilcox Company. BWXT's management expects to reach an agreement with the NRC in fiscal year 1999 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2002. BWXT's management expects to request approval from the NRC to release the site for unrestricted use at that time.

At March 31, 1998 and 1997, International had total environmental reserves (including provision for the facilities discussed above), of $46,164,000 and $32,438,000, of which $9,934,000 and $11,841,000, respectively, were included in current liabilities. Estimated recoveries of these costs are included in environmental and products liabilities recoverable at March 31, 1998. Inherent in the estimates of such reserves and recoveries are expected levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in a material adjustment to operating results and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

The Department of Environmental Protection of the Commonwealth of Pennsylvania ("PADEP"), by letter dated March 19, 1994, advised The Babcock & Wilcox Company that it would seek monetary sanctions, and remedial and monitoring relief, related to the Parks Facilities. The relief sought related to potential groundwater contamination of the previous operations of the facilities. These facilities are now a part of BWXT. PADEP has advised BWXT that it does not intend to assess any monetary sanctions provided that BWXT continues its remediation program of the Parks Facilities.

International performs significant amounts of work for the U. S. Government under both prime contracts and subcontracts and operates certain facilities that are licensed to possess and process special nuclear materials and thus is subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.

Decommissioning regulations promulgated by the NRC require BWXT to provide financial assurance that it will be able to pay the expected cost of decommissioning its facilities at the end of their service lives. BWXT will continue to provide financial assurance of $20,439,000 during fiscal year 1999 by issuing letters of credit for the ultimate decommissioning of all its licensed facilities, except one. This facility, which represents the largest portion of BWXT's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U. S. Government (DOE).

Compliance with existing government regulations controlling the discharge of materials into the environment, or otherwise relating to the protection of the environment (including decommissioning), does not have, nor does management expect it to have, a material adverse effect on International's consolidated financial position or results of operations.

ITEM 3.   LEGAL PROCEEDINGS

In March 1997, McDermott International and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of McDermott International and JRM and others. The allegations concerned the heavy-lift business of the HeereMac joint venture. Upon becoming aware of these allegations, McDermott International and JRM notified authorities, including the Antitrust Division of the U. S. Department of Justice and the European Commission. As a result of McDermott International's and JRM's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of International or JRM at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

After receiving the allegations, JRM initiated action to terminate its interest in HeereMac, and on December 19, 1997, JRM's partner in the joint venture, Heerema Offshore Construction Group, Inc. ("Heerema"), acquired JRM's interest in exchange for $318,500,000 in cash and title to several pieces of equipment, including launch barges and the derrick barge 101, a 3,500 ton lift capacity semi-submersible derrick barge. On December 21, 1997, HeereMac and a HeereMac employee pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, North Sea and Far East. HeereMac was fined $49,000,000 and the employee $100,000. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice's investigation. Neither McDermott International, JRM nor any of their officers, directors or employees was a party to those proceedings.

McDermott International and JRM have cooperated and are continuing to cooperate with the Department of Justice in its investigation. Near the end of calendar 1997, the Department of Justice requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. Pursuant to the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

McDermott International and JRM are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the foregoing matters. McDermott International and JRM are subject to a judicial order entered in 1976, with the consent of the Delaware Company (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint ("Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against McDermott International, JRM, the Delaware Company, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others. The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, the companies' internal investigation, the above referenced lawsuit, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on International's consolidated financial position and results of operations.

In addition to the foregoing, due to the nature of its business, International is, from time to time, involved in routine litigation related to its business activity. It is management's opinion that none of this litigation will have a material adverse effect on International's consolidated financial position or results of operations.

See Item 1H and Note 11 to the consolidated financial statements regarding International's potential liability for non-employee products liability asbestos claims.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                           P A R T   I I


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

McDermott International's Common Stock is traded on the New York Stock Exchange. High and low stock prices and dividends declared for the fiscal years ended March 31, 1997 and 1998 were as follows:




                        FISCAL YEAR 1997
                        ----------------

                          SALES PRICE                    CASH
                        ----------------               DIVIDENDS
    QUARTER ENDED             HIGH            LOW      DECLARED
---------------------   ----------------   ---------   ---------

June 30, 1996                $  23 - 1/4   $19 - 1/4       $0.25

September 30, 1996              22 - 1/4    17 - 7/8        0.25

December 31, 1996               22 - 1/2          16        0.05

March 31, 1997                  22 - 7/8          16        0.05



                        FISCAL YEAR 1998
                        ----------------


                          SALES PRICE                    CASH
                        ----------------               DIVIDENDS
QUARTER ENDED                 HIGH         LOW         DECLARED
---------------------   ----------------   ---------   ---------

June 30, 1997                $  29 - 5/8   $      18       $0.05

September 30, 1997              36 - 1/2    28 - 1/2        0.05

December 31, 1997               40 - 1/8    28 - 7/8        0.05

March 31, 1998                41 - 15/16    29 - 1/4        0.05


As of March 31, 1998, the approximate number of record holders of Common Stock was 4,974.

ITEM 6.  SELECTED FINANCIAL DATA


                                                          FOR THE FISCAL YEARS ENDED MARCH 31,
                                             1998         1997         1996          1995         1994
                                             ----         ----         ----          ----         ----
                                                   (In thousands, except for per share amounts)
Revenues                                  $3,674,635   $3,150,850    $3,244,318   $3,043,680    $3,059,912

Income (Loss) before
Cumulative Effect of
Accounting Changes                        $  215,690   $ (206,105)   $   20,625   $   10,876    $   89,956

Net Income (Loss)                         $  215,690   $ (206,105)   $   20,625   $    9,111    $  (10,794)

Basic Earnings (Loss) per
Common Share:
 Income (Loss) before
 Cumulative Effect of
 Accounting Changes                       $     3.74   $    (3.95)   $     0.23   $     0.05    $     1.59

 Net Income (Loss)                        $     3.74   $    (3.95)   $     0.23   $     0.02    $    (0.32)

Diluted Earnings (Loss) per
Common Share:
 Income (Loss) before
 Cumulative Effect  of
  Accounting Changes                      $     3.48   $    (3.95)   $     0.23   $     0.05    $     1.59

 Net Income (Loss)                        $     3.48   $    (3.95)   $     0.23   $     0.02    $    (0.32)


Total Assets                              $4,501,130   $4,599,482    $4,387,251   $4,751,670    $4,223,569

Long-Term Debt                            $  598,182   $  667,174    $  576,256   $  579,101    $  667,066
Subsidiary's
 Redeemable
 Preferred Stocks                            155,358      170,983       173,301      179,251       196,672
                                          ----------   ----------    ----------   ----------    ----------
Total                                     $  753,540   $  838,157    $  749,557   $  758,352    $  863,738

Cash Dividends Per
 Common Share                             $     0.20   $     0.60    $     1.00   $     1.00    $     1.00

See Note 18 to the consolidated financial statements for significant items included in fiscal year 1998 and 1997 results. Earnings per share for the previous periods presented have been restated due to International's adoption of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," during fiscal year 1998. Fiscal year 1996 results include an equity income gain of $30,612,000 resulting from the sale of two power purchase contracts, favorable workers' compensation cost and other insurance adjustments of $24,640,000, a gain of $34,788,000 resulting from the sale of International's interest in Caspian Sea oil fields and the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations. Fiscal year 1995 results include a $46,489,000 charge for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility, a $14,478,000 charge for the reduction of estimated products liability asbestos claims recoveries from insurers, and a $26,300,000 benefit for a reduction in accrued interest expense due to the settlement of outstanding tax issues.

See Note 3 to the consolidated financial statements regarding the change to the cost method of accounting for International's investment in the HeereMac joint venture in fiscal year 1997. Equity in income of HeereMac was $1,083,000, $6,244,000, and $79,386,000 in fiscal years 1996, 1995, and 1994, respectively.
See Note 3 regarding the April 3, 1998 termination of the McDermott-ETPM joint venture. Fiscal year 1995 includes the cumulative effect of the adoption of SFAS No. 112. Fiscal year 1994 includes the cumulative effect of the adoption of
Emerging Issues Task Force Issue No. 93-5.   See Note 11 regarding the
uncertainty as to the ultimate loss relating to products liability asbestos claims and the results of the ongoing investigation by McDermott International, JRM and the U. S. Department of Justice into possible anti-competitive practices by McDermott International and JRM, and a related lawsuit filed in federal court in June 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Revenues of the Marine Construction Services segment are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. During fiscal year 1998,
U. S. and North Sea markets remained steady while Far East and Middle East markets started to weaken. Economic and political instability in Indonesia and political turmoil on the Indian subcontinent are also expected to have an adverse effect on exploration and production spending.

Revenues of the Power Generation Systems segment are largely a function of capital spending by the electric power generation industry. This segment has recently experienced weak and difficult markets in nearly all of its product lines. Domestic utility original equipment markets remain sluggish as growth in demand remains modest and the electric power industry transitions from a regulated to a competitive environment. However, demand for services and replacement nuclear steam generators to the domestic utility industry continue at significant levels. In addition, most foreign markets for industrial and utility boilers remain strong. However, the currency crisis, which began in Southeast Asia in the summer of 1997, has slowed the number of inquiries and orders from the level of the previous year. This segment is also expected to be adversely affected by the economic and political instability in Indonesia and political turmoil on the Indian subcontinent.

Revenues of the Government Operations segment are largely a function of capital spending by the U. S. Government. Management does not expect this segment to experience any significant growth because of reductions in the defense budget over the past several years; however, management expects it to remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components to the U. S. Government.

In general, all of International's business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

Revenues of Other Operations are somewhat capital intensive and the demand for its equipment and services are affected by variations in the business cycles in the customers' industries and the overall economy. Other Operations is also affected by legislative issues such as environmental regulations and fluctuations in U. S. Government funding patterns.

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

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward looking statements. These risks and uncertainties include, but are not limited to: decisions about offshore developments to be made by oil and gas companies; the deregulation of the U. S. energy market; governmental regulation and the continued funding of International's contracts with U. S. governmental agencies; estimates for pending and future non-employee asbestos claims; the highly competitive nature of International's businesses; operating risks associated with the marine construction services business; economic and political instability in Indonesia; political turmoil on the Indian subcontinent; and the results of the ongoing investigation by McDermott International and JRM and the U. S. Department of Justice into possible anti-competitive practices by McDermott International and JRM, and a related lawsuit filed in federal court in June 1998.

FISCAL YEAR 1998 VS FISCAL YEAR 1997

Marine Construction Services

Revenues increased $447,017,000 to $1,855,486,000, primarily due to higher volume in virtually all activities in all operating areas, except in offshore activities in the Far East, engineering activities in the Middle East and engineering and procurement activities in Europe and West Africa.

Segment operating income increased $96,303,000 to $107,122,000. Virtually all activities in all operating areas, except the Far East and Engineering, reflected this increase.

Gain (loss) on asset disposals and impairments - net decreased $69,140,000 from a gain of $29,021,000 to a loss of $40,119,000, primarily due to the impairment loss of $262,901,000 relating to goodwill associated with the acquisition of OPI. Prior year gains from the sale of the derrick barges 15 and 21, participation in a gain from the sale of the derrick barge 100 by the HeereMac joint venture and the realization of a portion of the deferred gain resulting from the sale of the derrick barges 101 and 102 also contributed to the decrease. These decreases were partially offset by the $224,472,000 gain recognized from the termination of the HeereMac joint venture.

Income (loss) from investees increased $78,069,000 from a loss of $7,833,000 to income of $70,236,000, primarily due to a $61,637,000 distribution of earnings related to the termination of the HeereMac joint venture. Equity in loss from the McDermott ETPM-West, Inc. joint venture decreased $9,248,000 to a loss of $7,584,000 in fiscal year 1998.

See Note 3 to the consolidated financial statements regarding the April 3, 1998 termination of the McDermott-ETPM joint venture. See Note 17 to the consolidated financial statements regarding the sale and intention to exit certain European operations.

Backlog for the Marine Construction Services segment at March 31, 1998 and 1997 was $1,266,310,000 and $1,771,170,000, respectively. Backlog decreased primarily as a result of a decline in engineering, procurement and construction activities in the Middle East, procurement activities in the Far East, engineering activities in the North Sea and management's focus on higher margin projects. Not included in backlog at March 31, 1998 and 1997 was backlog relating to contracts to be performed by unconsolidated joint ventures of approximately $587,000,000 (excluding McDermott-ETPM, West, Inc.) and $1,426,000,000, respectively. Included in the 1997 backlog was $645,000,000 and $300,000,000 related to the HeereMac and McDermott-ETPM West, Inc. joint ventures, respectively.

Power Generation Systems

Revenues increased $157,291,000 to $1,142,721,000, primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, plant enhancement projects, boiler cleaning equipment, and engineering, procurement and construction of cogeneration plants. These increases were partially offset by lower revenues from replacement nuclear steam generators.

Segment operating income increased $117,015,000 from a loss of $34,584,000 to income of $82,431,000, primarily due to higher volume and margins from fabrication and erection of fossil fuel steam and environmental control systems, plant enhancement projects, boiler cleaning equipment and engineering, procurement and construction of cogeneration plants. In addition, there were higher margins from replacement nuclear steam generators and replacement parts and lower selling and general and administrative expenses.

Loss on asset disposals and impairments - net decreased $13,119,000 to $6,086,000, primarily due to the write-down of an equity investment in a domestic cogeneration joint venture and an asset impairment loss on a domestic manufacturing facility in the prior year.

Income from investees increased $7,888,000 from a loss of $347,000 to income of $7,541,000. This represents the results of approximately twelve joint ventures. The increase is primarily due to the favorable operating results from three foreign joint ventures and a provision for a loss on a Canadian joint venture in the prior year. This increase was partially offset by a favorable termination agreement of a domestic joint venture in the prior year.

Backlog for the Power Generation Systems segment at March 31, 1998 and 1997 was
$1,070,351,000 and $1,495,855,000, respectively.   Backlog decreased primarily
as a result of delays and cancellations of power projects in Southeast Asia due to the current Asian economic crisis and management's focus on higher margin projects.

Government Operations

Revenues decreased $2,532,000 to $370,519,000, primarily due to lower revenues from nuclear fuel assemblies and reactor components for the U. S. Government, commercial nuclear environmental services and other government related operations. These decreases were partially offset by higher revenues from management and operation contracts for U. S. Government owned facilities.

Segment operating income increased $3,358,000 to $35,816,000, primarily due to higher volume from management and operation contracts for U. S. Government owned facilities and higher margins from nuclear fuel assemblies and reactor components for the U. S. Government and other government related operations. These increases were partially offset by lower volume and margins from commercial nuclear environmental services and higher operating expenses.

Backlog for the Government Operations segment at March 31, 1998 and 1997 was $810,230,000 and $791,981,000, respectively. At March 31, 1998, this segment's backlog with the U. S. Government was $799,967,000 of which $40,376,000 had not been funded.

Other Operations

Revenues decreased $120,329,000 to $337,787,000, primarily due to lower revenues from engineering and construction activities in Canadian operations and the disposition of non-core businesses (domestic shipyard and ordnance operations). These decreases were partially offset by higher revenues from air cooled heat exchangers and plant maintenance activities in Canadian operations.

Operating income (loss) increased $35,320,000 from a loss of $30,641,000 to income of $4,679,000, primarily due to cost overruns on an engineering and construction contract in the prior period, higher volume on air-cooled heat exchangers, lower selling and general and administrative expenses and prior year losses in non-core businesses (domestic shipyard and ordnance operations).

Gain (loss) on asset disposals and impairments-net increased $140,097,000 from a loss of $11,858,000 to a gain of $128,239,000, primarily due to the sale of International's interest in Sakhalin Energy Investment Company Ltd. and Universal Fabricators Incorporated in the current year and an asset impairment in the prior year.

Other Operations' income from investees increased $2,639,000 to $3,376,000, primarily due to higher operating results from two foreign joint ventures.

Backlog for Other Operations at March 31, 1998 and 1997 was $262,339,000 and $168,416,000, respectively. At March 31, 1998, Other Operations' backlog with the U. S. Government was $8,029,000 (all of which had been funded).

Other Unallocated Items

Other Unallocated Items decreased $67,096,000 to expense of $5,286,000, primarily due to provisions for estimated future non-employee products asbestos claims and contract claims in the prior year.

General Corporate Expenses - Net

General Corporate Expenses - Net decreased $10,205,000 to $37,251,000, primarily due to staff reductions, other economy measures, and certain one-time costs incurred in the prior period, which was partially offset by gains on the sale of certain corporate aircraft in the prior period.

Other Income Statement Items

Interest income increased $15,793,000 to $62,535,000, primarily due to increases in investments in government obligations and other debt securities.

Interest expense decreased $13,646,000 to $81,454,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $42,422,000 to $47,984,000, primarily due to minority shareholder participation in the improved operating results of JRM and MSCL.

Other-net increased $22,785,000 from expense of $19,532,000 to income of $3,253,000. This increase was primarily due to bank fees and discounts on the sale of certain accounts receivable and a loss of $19,446,000 for insolvent insurers providing coverage for estimated future non-employee asbestos claims, both in the prior year. These increases were partially offset by income in the prior year for certain reimbursed financing costs.

The provision for income taxes increased $90,709,000 from a benefit of $14,592,000 to a provision of $76,117,000, while income before provision for income taxes increased $512,504,000 from a loss of $220,697,000 to income of $291,807,000. The increase in income taxes is primarily due to an increase in income. In addition, International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective rate. As a result of these factors, the provision for income taxes was 26% of pretax income for the fiscal year ended 1998 as compared to a benefit for income taxes of 7% of pretax loss in fiscal year 1997.

FISCAL YEAR 1997 VS FISCAL YEAR 1996

Marine Construction Services

Revenues increased $149,018,000 to $1,408,469,000, primarily due to higher volume in virtually all activities in all operating areas, except in fabrication activities in the Far East and all activities in Europe and West Africa.

Segment operating income decreased $26,095,000 to $10,819,000. The decrease was primarily due to lower volume in Europe and West Africa and lower margins in the Far East. These decreases were partially offset by higher volume in North American operations and in the Middle East. In addition, there was higher net operating expenses.

Gain on asset disposals - net increased $26,491,000 to $29,021,000, primarily due to gains from the sale of the derrick barges 15 and 21, participation in a gain from the sale of the derrick barge 100 by the HeereMac joint venture and the realization of a portion of the deferred gain resulting from the sale of the derrick barges 101 and 102. These increases were partially offset by certain asset write-downs.

Income (loss) from investees decreased $16,957,000 from income of $9,124,000 to a loss of $7,833,000. This decrease was primarily due to the lower results from the McDermott-ETPM West, Inc. joint venture. Revenues of the McDermott-ETPM West, Inc. joint venture increased $97,207,000 to $347,849,000 in fiscal year 1997, primarily due to increased volume in the North Sea and West Africa. Equity income from this joint venture decreased $19,366,000 to a loss of $16,833,000 in fiscal year 1997, primarily due to lower margins in West Africa. These decreases were partially offset by favorable results from a Mexican joint venture.

Power Generation Systems

Revenues decreased $159,641,000 to $985,430,000, primarily due to lower revenues from the fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators, nuclear services, boiler cleaning equipment and replacement parts. These decreases were partially offset by higher revenues from plant enhancement projects.

Segment operating income (loss) decreased $54,568,000 from income of $19,984,000 to a loss of $34,584,000, primarily due to lower volume and margins from fabrication and erection of fossil fuel steam and environmental control systems and replacement parts. There were also lower volumes on replacement nuclear steam generators and boiler cleaning equipment, lower margins on plant enhancement projects and higher net operating expenses.

Gain (loss) on asset disposals and impairments - net decreased $22,719,000 from a gain of $3,514,000 to a loss of $19,205,000, primarily due to the write-down of an equity investment in a domestic cogeneration joint venture and an asset impairment loss on a domestic manufacturing facility.

Income (loss) from investees decreased $36,068,000 from income of $35,721,000 to a loss of $347,000. This represents the results of approximately 15 active joint ventures. The income in fiscal year 1996 was primarily due to the gain on the sale of power purchase contracts back to a local utility. There were also lower operating results in three of the joint ventures in the current year.

Government Operations

Revenues increased $3,346,000 to $373,051,000, primarily due to higher revenues from commercial nuclear environmental services and management and operation contracts for U. S. Government owned facilities. These increases were partially offset by lower revenues from nuclear fuel assemblies and reactor components for the U. S. Government and other government related operations.

Segment operating income increased $6,589,000 to $32,458,000, primarily due to higher volume and margins from commercial nuclear environmental services and higher volume from management and operation contracts for U. S. Government owned facilities. These increases were partially offset by lower volume and margins from nuclear fuel assemblies and reactor components for the U. S. Government.

Income from investees increased $1,371,000 to $3,630,000, primarily due to the favorable operating results from a domestic joint venture.

Other Operations

Revenues decreased $42,685,000 to $458,116,000, primarily due to lower revenues from engineering and construction activities in Canadian and other domestic operations. These decreases were partially offset by higher revenues from domestic shipbuilding operations.

Operating loss decreased $2,242,000 to $30,641,000, primarily due to higher volume and margins from plant maintenance activities in Canadian operations. In addition, there were lower net operating expenses and lower general and administrative expenses. These decreases were partially offset by cost overruns on a contract for a Canadian operations cogeneration plant and cost overruns on domestic barge operations.

Gain (loss) on asset disposal and impairments-net decreased $49,710,000 from income of $37,852,000 to a loss of $11,858,000, primarily due to the gain on the sale of an interest in three Caspian Sea oil fields in the prior period and the write-down of certain assets during the current period.

Other Unallocated Items

Other Unallocated Items increased $54,639,000 to expense of $72,382,000, primarily due to provisions for estimated future non-employee products asbestos claims.

General Corporate Expenses - Net

General Corporate Expenses - Net increased $10,356,000 to $47,456,000, primarily due to certain one-time costs incurred in the current period, which was partially offset by gains on the sale of certain corporate aircraft.

Other Income Statement Items

Interest income increased $9,504,000 to $46,742,000, primarily due to interest on the promissory note received as part of the consideration from the sale of the derrick barges 101 and 102.

Interest expense increased $10,788,000 to $95,100,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense decreased $4,468,000 to $5,562,000, primarily due to minority shareholder participation in the operating results of JRM.

Other-net expense increased $10,701,000 to $19,532,000, primarily due to a loss of $19,446,000 in the current year for insolvent insurers providing coverage for estimated future non-employee asbestos claims, partially offset by foreign currency transaction gains in the current year compared to foreign currency transaction losses in the prior year.

The provision for income taxes decreased $15,671,000 from a provision of $1,079,000 to a benefit of $14,592,000, while income before income taxes decreased $242,401,000 from income of $21,704,000 to a loss of $220,697,000.
The decrease in income taxes is primarily due to a decrease in income offset, in part, due to a limitation on the recognition of income tax benefits in the U. S. In addition, International operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and even tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate. As a result of these factors, the benefit from income taxes was 7% of pretax loss in fiscal year 1997 compared to a provision from income taxes of 5% of pretax income in fiscal year 1996.

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

In order to minimize the negative impact of inflation on its operations, International attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimation of such changes, which is reflected in an original price, or through price escalation clauses in its contracts.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 1998, International's cash and cash equivalents increased $20,093,000 to $277,876,000 and total debt decreased $364,549,000 to
$754,482,000, primarily due to a reduction in short-term borrowings of $208,759,000 and repayment of $152,116,000 in long-term debt. During this period, International provided cash of $577,737,000 from operating activities, and received cash proceeds of $457,337,000 from asset disposals (including (i) $256,863,000 from the termination of the HeereMac joint venture; (ii) $118,114,000 from the sale of its interest in Sakhalin Energy Investment Company, Ltd; and (iii) $35,009,000 from the sale of Universal Fabricators Incorporated), and $31,431,000 from the issuance of stock upon exercise of stock options. International used cash of $580,704,000 for net purchases of investments, $45,090,000 for additions to property, plant and equipment, $32,605,000 for the acquisition of preferred and common stock, $6,627,000 for acquisitions, and $19,367,000 for dividends on McDermott International's common and preferred stock.

On December 19, 1997, JRM and Heerema terminated the HeereMac joint venture. Pursuant to the termination, Heerema acquired and assumed JRM's 50% interest in the joint venture in exchange for cash of $318,500,000 and title to several pieces of equipment, including two launch barges and the derrick barge 101, a 3,500-ton lift capacity, semi-submersible derrick barge. The consideration received included a $61,637,000 distribution of earnings of the HeereMac joint venture and payment of principal and interest under a promissory note previously due to JRM (approximately $100,000,000). As a result of the termination, a gain on asset disposal of $224,472,000 and a distribution of earnings of $61,637,000 were recorded. JRM invested the cash proceeds it received in debt securities.

Pursuant to agreements with the majority of its principal insurers, International negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in the process, and the effect of agreed payment schedules with specific insurers, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $6,400 per claim over the last three years) has continued to rise. Claims paid in fiscal year 1998 were $196,091,000, of which $179,251,000 has
been recovered or is due from insurers. At March     31,   1998, receivables of
$101,680,000 were due from insurers for reimbursement of settled claims, including $20,988,000 classified as long-term receivables. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Settlement of the liability
is expected to occur over approximately the next 15 years.   Estimated insurance
recoveries
are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. The collection delays and the amount of claims paid for which insurance recovery is not probable have not had a material adverse effect on International's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment decreased $46,281,000 to $45,090,000 in fiscal year 1998. The majority of fiscal year 1998 expenditures were to maintain, replace and upgrade existing facilities and equipment. International has committed to make capital expenditures of approximately $38,284,000 during fiscal 1999.

At March 31, 1998 and 1997, The Babcock & Wilcox Company had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $82,783,000 and $93,769,000, respectively, under an agreement with a U.S. bank. During fiscal year 1998, the maximum sales limit available under the agreement was reduced from $125,000,000 to $100,000,000. Depending on the amount of qualified accounts receivable available for the pool, the amount sold to the bank can vary (but not greater than the maximum sales limit available) from time to time. The existing agreement will expire on July 31, 1998; however, B&W's management is currently negotiating a new receivables sales agreement. International currently accounts for these sales as secured borrowings.

At March 31, 1998 and 1997, McDermott International and its subsidiaries had available various uncommitted short-term lines of credit from banks totaling $127,061,000 and $179,137,000, respectively. Borrowings against these lines of credit at March 31, 1998 and 1997 were $5,100,000 and $53,165,000, respectively. In addition, The Babcock & Wilcox Company had available to it a $150,000,000 unsecured committed revolving credit facility (the "B&W Revolver"). There were no borrowings against this facility at March 31, 1998, while at March 31, 1997, $150,000,000 was outstanding. As a condition to borrowing under the B&W Revolver, The Babcock & Wilcox Company must meet or exceed certain financial covenant requirements. Negotiations are in progress to replace the current B&W Revolver with a $200,000,000 three year unsecured committed revolving credit and letter of credit facility (the "BWICO Revolver") to be issued jointly to The Babcock & Wilcox Investment Company, The Babcock & Wilcox Company and BWXT. Borrowings by the three companies against the facility cannot exceed an aggregate amount of $50,000,000. The remaining $150,000,000 will be reserved for the issuance of letters of credit. During fiscal year 1999, borrowings against the BWICO Revolver are expected to be minimal as management expects The Babcock & Wilcox Company to be able to fund itself from operating cash flow.

JRM was party to an unsecured and committed revolving credit facility (the "JRM Revolver"). There were no borrowings outstanding at March 31, 1998 and 1997 under the JRM Revolver. The JRM Revolver expired on June 8, 1998. JRM is currently negotiating a $200,000,000 three year unsecured committed revolving credit and letter of credit facility. Borrowings against the facility cannot exceed $50,000,000. The remaining $150,000,000 will be reserved for the issuance of letters of credit. Management does not anticipate JRM will need to borrow funds under the new facility during fiscal year 1999.

The Delaware Company and JRM are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to McDermott International and certain of its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1998, substantially all of the net assets of the Delaware Company were subject to such restrictions. JRM is restricted, as a result of covenants in its indenture relating to its $250,000,000 9.375% Senior Subordinated Notes due July 2006, from paying cash dividends on, or repurchasing or redeeming, its capital stock

(including the shares of Common Stock and Series A Preferred Stock held by International), or in transferring funds through unsecured loans to or
investments in International.   At March 31, 1998, JRM could pay cash dividends
on, or repurchase shares of, its capital stock (including shares held by International) in the amount of $37,633,000, could pay up to an additional $9,600,000 of cash dividends on its Series A Preferred Stock held by International, and could make unsecured loans to or investments in International of approximately $30,000,000. Additionally, under such indenture, JRM is required to offer to purchase its outstanding 9.375% Senior Subordinated Notes at 100% of their principal amount, plus accrued and unpaid interest, to the extent that it has proceeds from certain asset sales and dispositions equal to or exceeding $25,000,000 that it has not used to permanently reduce certain senior or other indebtedness or reinvested in its business within a specified time period, generally 18 months, following each such asset sale or disposition. Currently, JRM has approximately $240,000,000 in proceeds from such asset sales and dispositions, which, if not used for repayment of debt or reinvested as described above, would be subject to this obligation commencing June 1999.

At March 31, 1998, the Delaware Company was also restricted under its public debt indentures in its ability to repurchase or redeem its capital stock, subject to certain exceptions, including to satisfy the annual mandatory sinking fund obligations on its Series A Cumulative Convertible Preferred Stock and Series B Cumulative Preferred Stock. Subsequent to March 31, 1998, the Delaware Company amended its public debt indentures to permit the call for redemption of its preferred stock provided that any cash outlay is funded by a capital infusion from McDermott International. It is management's intention to call for redemption all of the Delware Company's outstanding Series B Cumulative Preferred Stock in June 1998. Management is also considering calling for redemption all of the Delaware Company's outstanding Series A Cumulative Convertible Preferred Stock.

International maintains an investment portfolio of government obligations and other investments. The fair value of short and long-term investments in debt securities at March 31, 1998 was $1,073,491,000. At March 31, 1998,
approximately $77,091,000 fair value of these obligations were pledged to secure a letter of credit in connection with a long-term loan and certain reinsurance agreements.

Over the past several years, International entered into certain investments in oil and gas projects in the former Soviet Union. During fiscal year 1998, International sold its last Soviet Union oil and gas interest, which was in the Sakhalin Energy Investment Company Ltd., to other members of the consortium. International received proceeds of $118,114,000.

Working capital decreased $90,141,000 from $225,571,000 at March 31, 1997 to $135,430,000 at March 31, 1998. During fiscal year 1998, International's management expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents, and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact International's liquidity or capital resources.

JRM's joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements.

McDermott International's quarterly dividends are $0.05 per share on its Common Stock and were $0.71875 per share on its Series C Cumulative Convertible Preferred Stock. The Delaware Company's quarterly dividends are $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock. McDermott International's quarterly dividends were $0.05 per share during fiscal year 1998, $0.05 per share in the last two quarters in fiscal year 1997 and $0.25 per share in the first two quarters of fiscal year 1997. The Delaware Company's quarterly dividends were at the same rates in 1998 and 1997.

At March 31, 1998, the ratio of long-term debt to total stockholders' equity was
0.88 as compared with 1.53 at March 31, 1997.

During fiscal year 1998, McDermott International's Board of Directors approved a limited stock buy-back program. Under the program, McDermott International can purchase up to two million shares of its Common Stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. As of March 31, 1998, McDermott International had purchased 100,000 shares of its Common Stock at an average share price of $35.50 under the program.

On April 6, 1998, McDermott International called all of the outstanding shares of its Series C Cumulative Convertible Preferred Stock for redemption on April 21, 1998. At the close of business on the redemption date, all 2,875,000 preferred shares then outstanding were converted into 4,077,890 common shares.

International has provided a valuation allowance ($69,057,000 at March 31, 1998) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets at March 31, 1998 are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving the sales of appreciated assets. Uncertainties that affect the ultimate realization of deferred tax assets are the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been
considered in determining the valuation allowance.   Management will continue to
assess the adequacy of the valuation allowance on a quarterly basis.

IMPACT OF THE YEAR 2000

The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in similar normal business activities. International has established a Year 2000 risk management program to identify and correct problems associated with the Year 2000 issue. The scope of International's Year 2000 risk management program covers computer systems, process control systems, and products liability.

Based on assessments, International has determined that it will be required to modify or replace significant portions of its business systems software so that those systems will function properly with respect to dates in the Year 2000 and thereafter. International presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. International has several hardware and operating system software environments. The mainframe computing environment is provided by a third party. Operating system upgrades, applicable remediation and application replacement projects are in progress. If modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of International.

International has initiated a program to determine the nature of potential exposure related to the Year 2000 issue for products it has sold, to develop a communication program for customers potentially impacted, and to assess process control systems. International does not expect this exposure to have a material adverse effect on its results of operations.

International will use both internal and external resources to reprogram, replace, and test the software for Year 2000 modifications. International's business units and its Corporate Office are anticipating having all critical systems Year 2000 compliant no later than June 30, 1999, which is prior to any anticipated impact on their business. The cost of the Year 2000 remediation projects is estimated at $31,000,000 and is being funded through operating cash
flows.   Of the total project cost, $6,000,000 is attributable to the purchase of software which will be capitalized and the remaining $25,000,000 will be expensed as incurred. Costs to date include $3,000,000 capital and $6,000,000 expense.

The costs of the project and the dates on which International believes it will complete its Year 2000 project are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including continued availability of resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, and other similar uncertainties.


NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. International has not yet finalized its review of the impact of this statement, but it is not expected to have a material impact on the consolidated financial statements.

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

International believes that it maintains an internal control structure designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that the cost of an internal control structure must not exceed the related benefits. Although internal control procedures are designed to achieve these objectives, it must be recognized that fraud, errors or illegal acts may nevertheless occur. International seeks to assure the objectivity and integrity of its accounts by its selection of qualified personnel, by organizational arrangements that provide an appropriate division of responsibility and by the establishment and communication of sound business policies and procedures throughout the organization. International believes that its internal control structure provides reasonable assurance that fraud, errors or illegal acts that could be material to the financial statements are prevented or would be detected.

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

May 19, 1998

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
McDermott International, Inc.


We have audited the accompanying consolidated balance sheet of McDermott International, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDermott International, Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                               ERNST & YOUNG LLP


New Orleans, Louisiana
May 19, 1998, except for the fifth
and sixth paragraphs of Note 11,
as to which the date is June 1, 1998

                         McDERMOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1998 and 1997

                                     ASSETS

                                                                  1998         1997
                                                               ----------   ----------

                                                               (In thousands)
Current Assets:
 Cash and cash equivalents                                     $  277,876   $  257,783
 Short-term investments in debt securities                            135       75,946
 Accounts receivable - trade                                      550,552      547,082
 Accounts and note receivable - unconsolidated affiliates          52,351       66,074
 Accounts receivable - other                                      139,864      185,138
 Products liabilities recoverable - current                       143,588      183,000
 Contracts in progress                                            239,548      326,512
 Inventories                                                       63,342       66,322
 Deferred income taxes                                             84,036       60,866
 Other current assets                                              45,264       65,604
--------------------------------------------------------------------------------------
     Total Current Assets                                       1,596,556    1,834,327
--------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:
 Land                                                              29,034       29,876
 Buildings                                                        205,284      214,142
 Machinery and equipment                                        1,457,630    1,485,396
 Property under construction                                       23,404       34,886
--------------------------------------------------------------------------------------
                                                                1,715,352    1,764,300
 Less accumulated depreciation                                  1,181,658    1,164,555
--------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                 533,694      599,745
--------------------------------------------------------------------------------------
Investments in Debt Securities:
 Government obligations                                           519,443      291,538
 Other investments                                                553,913      118,057
--------------------------------------------------------------------------------------
     Total Investments in Debt Securities                       1,073,356      409,595
--------------------------------------------------------------------------------------
Environmental and Products Liabilities Recoverable                604,870      720,913
--------------------------------------------------------------------------------------

Excess of Cost Over Fair Value of Net Assets of
 Purchased Businesses Less Accumulated Amortization
 of $107,814,000 at  March 31, 1998
 and $158,523,000 at March 31, 1997                               127,077      423,095
--------------------------------------------------------------------------------------
Prepaid Pension Costs                                             328,583      303,825
--------------------------------------------------------------------------------------
Other Assets                                                      236,994      307,982
--------------------------------------------------------------------------------------
     TOTAL                                                     $4,501,130   $4,599,482
--------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   1998          1997
                                                                -----------   -----------
                                                                     (In thousands)
Current Liabilities:
  Notes payable and current
     maturities of long-term debt                               $  156,300    $  451,857
  Accounts payable                                                 301,988       268,274
  Environmental and products liabilities - current                 181,234       211,841
  Accrued employee benefits                                        146,839       106,498
  Accrued liabilities - other                                      285,834       278,766
  Accrued contract cost                                             89,321        64,978
  Advance billings on contracts                                    268,764       200,163
   U.S. and foreign income taxes                                    30,846        26,379
----------------------------------------------------------------------------------------
          Total Current Liabilities                              1,461,126     1,608,756
----------------------------------------------------------------------------------------
Long-Term Debt                                                     598,182       667,174
----------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                      393,616       400,445
----------------------------------------------------------------------------------------
Environmental and Products Liabilities                             751,620       903,379
----------------------------------------------------------------------------------------
Other Liabilities                                                  271,489       250,885
----------------------------------------------------------------------------------------
Contingencies
----------------------------------------------------------------------------------------
Minority Interest:
  Subsidiary's redeemable preferred stocks                         155,358       170,983
  Other minority interest                                          189,966       160,859
----------------------------------------------------------------------------------------
          Total Minority Interest                                  345,324       331,842
----------------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 Series C $2.875 cumulative
   convertible, par value $1.00 per share,
   (liquidation preference $143,750,000)                             2,875         2,875
  Common stock, par value $1.00 per share,
   authorized 150,000,000 shares; issued
   56,607,861 at March 31, 1998 and
   54,936,956 at March 31, 1997                                     56,608        54,937
 Capital in excess of par value                                  1,012,338       962,445
 Deficit                                                          (341,916)     (538,163)
 Minimum pension liability                                          (4,730)       (2,148)
 Net unrealized gain (loss) on investments                             675        (4,132)
  Currency translation adjustments                                 (42,502)      (38,813)
  Treasury stock at cost, 100,614 shares at March 31, 1998          (3,575)            -
----------------------------------------------------------------------------------------
          Total Stockholders' Equity                               679,773       437,001
----------------------------------------------------------------------------------------
          TOTAL                                                 $4,501,130    $4,599,482
----------------------------------------------------------------------------------------

                         McDERMOTT INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998

                                           1998         1997          1996
                                        ----------   -----------   ----------
                                                   (In thousands)

Revenues                                $3,674,635   $3,150,850    $3,244,318
-----------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding
  depreciation and amortization)         3,117,279    2,878,972     2,834,373
 Depreciation and amortization             142,301      151,581       139,875
 Selling, general and
  administrative expenses                  224,045      262,918       274,772
-----------------------------------------------------------------------------
                                         3,483,625    3,293,471     3,249,020
-----------------------------------------------------------------------------
Gain (Loss) on Asset Disposals and
  Impairments - Net                         79,065         (526)       43,903
-----------------------------------------------------------------------------
Operating Income (Loss) before
  Income (Loss) from Investees            270,075      (143,147)       39,201
-----------------------------------------------------------------------------
Income (Loss) from Investees               85,382        (4,098)       48,438
-----------------------------------------------------------------------------
Operating Income  (Loss)                  355,457      (147,245)       87,639
-----------------------------------------------------------------------------
Other Income (Expense):
 Interest income                           62,535        46,742        37,238
 Interest expense                         (81,454)      (95,100)      (84,312)
 Minority interest                        (47,984)       (5,562)      (10,030)
 Other-net                                  3,253       (19,532)       (8,831)
-----------------------------------------------------------------------------
                                          (63,650)      (73,452)      (65,935)
-----------------------------------------------------------------------------
Income (Loss) before Provision for
 (Benefit from) Income Taxes              291,807      (220,697)       21,704
-----------------------------------------------------------------------------
Provision for (Benefit from) Income Taxes  76,117       (14,592)        1,079
-----------------------------------------------------------------------------
Net Income (Loss)                        $215,690     $(206,105)      $20,625
-----------------------------------------------------------------------------
Net Income (Loss) Applicable to
 Common Stock (after Preferred
 Stock Dividends)                        $207,424     $(214,371)      $12,359
-----------------------------------------------------------------------------

Earnings (Loss) per Common Share:

 Basic                                   $   3.74     $   (3.95)      $  0.23
 Diluted                                 $   3.48     $   (3.95)      $  0.23
-----------------------------------------------------------------------------

CASH DIVIDENDS:

 Per Common Share                        $   0.20     $    0.60       $  1.00
 Per Preferred Share                     $   2.88     $    2.88       $  2.88
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                 McDERMOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998
                    (In thousands, except for share amounts)

                                                               Preferred Stock
                                                     Series C                Common Stock
                                               ---------------------   ------------------------
                                                Shares     Par Value     Shares      Par Value
                                               ---------   ---------   -----------   ----------
Balance March 31, 1995                         2,875,000      $2,875   53,959,597      $53,960
-----------------------------------------------------------------------------------------------
Net income                                             -           -            -            -
Minimum pension liability                              -           -            -            -
Gain on investments                                    -           -            -            -
Translation adjustments                                -           -            -            -
Common stock dividends                                 -           -            -            -
Preferred stock dividends                              -           -            -            -
JRM equity transactions                                -           -            -            -
Exercise of stock options                              -           -       76,005           76
Restricted stock purchases - net                       -           -       99,270           99
Redemption of preferred shares                         -           -            -            -
Contributions to thrift plan                           -           -      300,951          301
Deferred career executive
 stock plan expense                                    -           -            -            -
-----------------------------------------------------------------------------------------------
Balance March 31, 1996                         2,875,000       2,875   54,435,823       54,436
-----------------------------------------------------------------------------------------------
Net loss                                               -           -            -            -
Minimum pension liability                              -           -            -            -
Loss on investments                                    -           -            -            -
Translation adjustments                                -           -            -            -
Common stock dividends                                 -           -            -            -
Preferred stock dividends                              -           -            -            -
JRM equity transactions                                -           -            -            -
Exercise of stock options                              -           -       22,779           23
Tax benefit on stock options                           -           -            -            -
Restricted stock purchases - net                       -           -      171,290          171
Awards  of common stock                                -           -          975            1
Redemption of preferred shares                         -           -            -            -
Contributions to thrift plan                           -           -      306,089          306
Deferred career executive
 stock plan expense                                    -           -            -            -
-----------------------------------------------------------------------------------------------
Balance March 31, 1997                         2,875,000       2,875   54,936,956       54,937
-----------------------------------------------------------------------------------------------
Net income                                             -           -            -            -
Minimum pension liability                              -           -            -            -
Gain on investments                                    -           -            -            -
Translation adjustments                                -           -            -            -
Common stock dividends                                 -           -            -            -
Preferred stock dividends                              -           -            -            -
JRM equity transactions                                -           -            -            -
Exercise of stock options                              -           -    1,450,593        1,451
Tax benefit on stock options                           -           -            -            -
Restricted stock purchases - net                       -           -           90            -
Redemption of preferred shares                         -           -          100            -
Contributions to thrift plan                           -           -      191,058          191
Purchase of treasury shares                            -           -            -            -
Deferred career executive
 stock plan expense                                    -           -            -            -
Termination of directors' retirement plan              -           -       32,040           32
Cancellation of shares                                 -           -       (2,976)          (3)
-----------------------------------------------------------------------------------------------
Balance March 31, 1998                         2,875,000      $2,875   56,607,861      $56,608
-----------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.



        Capital            Retained     Minimum       Unrealized        Currency                     Total
       in Excess           Earnings     Pension     Gain (Loss) on    Translation    Treasury    Stockholders'
     of Par Value         (Deficit)    Liability      Investments      Adjustment      Stock         Equity
-----------------------   ----------   ----------   ---------------   ------------   ---------   --------------
          $936,134        $(249,061)     $  (391)          $(8,050)      $(24,888)    $     -        $ 710,579
--------------------------------------------------------------------------------------------------------------
              -              20,625            -                 -              -           -           20,625
              -                   -       (1,037)                -              -           -           (1,037)
              -                   -            -             6,175              -           -            6,175
              -                   -            -                 -         (2,654)          -           (2,654)
              -             (54,266)           -                 -              -           -          (54,266)
              -              (8,266)           -                 -              -           -           (8,266)
          2,382                   -            -                 -              -           -            2,382
          1,935                   -            -                 -              -           -            2,011
           (308)                  -            -                 -              -           -             (209)
            206                   -            -                 -              -           -              206
          6,046                   -            -                 -              -           -            6,347

          2,627                   -            -                 -              -           -            2,627
--------------------------------------------------------------------------------------------------------------
        949,022            (290,968)      (1,428)           (1,875)       (27,542)          -          684,520
--------------------------------------------------------------------------------------------------------------
              -            (206,105)           -                 -              -           -         (206,105)
              -                   -         (720)                -              -           -             (720)
              -                   -            -            (2,257)             -           -           (2,257)
              -                   -            -                 -        (11,271)          -          (11,271)
              -             (32,824)           -                 -              -           -          (32,824)
              -              (8,266)           -                 -              -           -           (8,266)
          1,339                   -            -                 -              -           -            1,339
            371                   -            -                 -              -           -              394
             41                   -            -                 -              -           -               41
             (5)                  -            -                 -              -           -              166
             20                   -            -                 -              -           -               21
             68                   -            -                 -              -           -               68
          5,724                   -            -                 -              -           -            6,030

          5,865                   -            -                 -              -           -            5,865
--------------------------------------------------------------------------------------------------------------
        962,445            (538,163)      (2,148)           (4,132)       (38,813)          -          437,001
--------------------------------------------------------------------------------------------------------------
              -             215,690            -                 -              -           -          215,690
              -                   -       (2,582)                -              -           -           (2,582)
              -                   -            -             4,807              -           -            4,807
              -                   -            -                 -         (3,689)          -           (3,689)
              -             (11,177)           -                 -              -           -          (11,177)
              -              (8,266)           -                 -              -           -           (8,266)
          3,431                   -            -                 -              -           -            3,431
         30,005                   -            -                 -              -           -           31,456
          4,916                   -            -                 -              -           -            4,916
            (24)                  -            -                 -              -           -              (24)
            221                   -            -                 -              -           -              221
          5,795                   -            -                 -              -           -            5,986
              -                   -            -                 -              -      (3,662)          (3,662)

          4,576                   -            -                 -              -           -            4,576
          1,057                   -            -                 -              -           -            1,089
            (84)                  -            -                 -              -          87                -
--------------------------------------------------------------------------------------------------------------
     $1,012,338           $(341,916)     $(4,730)          $   675       $(42,502)    $(3,575)       $ 679,773
--------------------------------------------------------------------------------------------------------------

                         McDERMOTT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998

                     INCREASE IN CASH AND CASH EQUIVALENTS

                                                                1998         1997         1996
                                                             ----------   ----------   ----------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                            $ 215,690    $(206,105)   $  20,625
-------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                                142,301      151,581      139,875
  Income or loss of investees,
     less dividends                                            (13,913)      17,422       (5,963)
  (Gain) loss on asset disposals and
     impairments - net                                         (79,065)         526      (43,903)
  Provision for (benefit from) deferred taxes                    9,521         (211)       9,121
  Other                                                         15,372        6,525       (8,786)
  Changes in assets and liabilities, net of effects
   from acquisitions and divestitures:
     Accounts receivable                                        28,596        7,978      (16,613)
     Accounts payable                                           31,712        3,443      (43,187)
     Inventories                                                 1,974          123       (3,027)
     Net contracts in progress and advance
      billings                                                 152,097      139,188     (173,416)
     Income taxes                                              (47,356)      (6,026)     (32,957)
     Accrued liabilities                                        30,746      (26,936)      28,774
     Other, net                                                116,973      (32,609)     (10,126)
     Products and environmental liabilities                     11,524       86,812       18,227
Proceeds from insurance for products liabilities claims        157,656      153,141      107,481
Payments of products liabilities claims                       (196,091)    (188,205)    (151,961)
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                         577,737      106,647     (165,836)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions                                                    (6,627)           -      (23,260)
Purchases of property, plant and
  equipment                                                    (45,090)     (91,371)     (85,838)
Investment in asset held for lease                                   -       (1,821)     (29,620)
Purchases of short-term investments,
  government obligations and
  other investments                                           (788,503)    (617,464)    (413,912)
Sales and maturities of short-term investments,
  government obligations and
  other investments                                            207,799      376,128      892,255
Proceeds from asset disposals                                  457,337      106,304      165,060
Deposit on equipment sale                                            -            -       30,000
Investments in equity investees                                 (4,391)     (31,030)     (23,364)
Returns from investees                                           2,124       24,500       46,497
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                        (177,351)    (234,754)     557,818
-------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                     INCREASE IN CASH AND CASH EQUIVALENTS

                                                        1998           1997           1996
                                                     ----------   --------------   ----------

                                                                  (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                            $(152,116)        $(31,687)   $(174,331)
Issuance of long-term debt                                   -          244,375       34,506
Increase (decrease) in short-term
  borrowing                                           (208,759)         (12,371)     (31,488)
Issuance of common stock                                31,431              565        1,802
Issuance of subsidiary's stock                           5,599            4,569        1,568
Acquisition of subsidiary's common
  stock                                                (13,537)               -            -
Acquisition of subsidiary's preferred stock            (15,406)          (2,250)      (5,743)
Dividends paid                                         (19,367)         (51,947)     (62,411)
Purchase of McDermott International, Inc. stock         (3,662)               -            -
Other                                                   (5,102)          (4,843)      (3,639)
-------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                (380,919)         146,411     (239,736)
-------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES
  ON CASH                                                  626              816          508
-------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                      20,093           19,120      152,754
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                    257,783          238,663       85,909
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                             $277,876         $257,783     $238,663
-------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)                 $87,514          $85,502      $88,640
  Income taxes (net of refunds)                        $15,571          $14,758      $36,738
-------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. Investments in joint venture and other entities which McDermott International, Inc. does not control, but has significant influence over, are accounted for on the equity method. Differences between the cost of equity method investments and the amount of underlying equity in net assets of the investees are amortized systematically to income. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1998.

Unless the context otherwise requires, hereinafter "McDermott International" means McDermott International, Inc., a Panamanian corporation which is the parent company of the McDermott group of companies; "JRM" means J. Ray McDermott, S.A., a Panamanian corporation which is a majority owned subsidiary of McDermott International, and its consolidated subsidiaries; the "Delaware Company" means McDermott Incorporated, a Delaware corporation which is a subsidiary of McDermott International, and its consolidated subsidiaries (including Babcock & Wilcox Investment Company and its principal subsidiary, The Babcock & Wilcox Company); and "International" means the consolidated enterprise.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Changes

Transfers of Financial Assets - During the fiscal year ended March 31, 1997, International adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, beginning January 1, 1997, transfers of accounts receivable previously accounted for as sales are accounted for as secured borrowings. Other net-expense includes expenses of $4,737,000 and $8,518,000 in fiscal years 1997 and 1996, respectively, on receivables accounted for as sales. Adoption of the new standard was not material to results for the three months ended March 31, 1997.

Earnings Per Share - In December 1997, International adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All previously reported earnings per share amounts have been restated to conform to the new requirements.

Segments - During the fiscal year ended March 31, 1998, International adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

Investments

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

Foreign Currency Translation

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U.S. Dollars at current exchange rates and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded in a separate component of equity. Foreign currency transaction adjustments are reported in income. Included in Other Income (Expense) are transaction gains (losses) of $5,200,000, $3,628,000, and ($3,840,000) for fiscal years 1998, 1997 and 1996, respectively. In fiscal year 1998, a gain of $1,005,000 was transferred from currency translation adjustment and included in gain (loss) on asset disposals and impairments - net due to the sale of a foreign investment.

Contracts and Revenue Recognition

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or components thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in Contracts in Progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in Advance Billings on Contracts. Most long-term contracts have provisions for progress payments. There are no unbilled revenues which will not be billed. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Certain partnering contracts contain a risk and reward element, whereby a portion of total compensation is tied to the overall performance of the alliance partners. Included in Accounts Receivable and Contracts in Progress are approximately $5,790,000 and $39,854,000 relating to commercial and U. S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1998 and 1997, respectively.



                                                          1998        1997
                                                          ----        ----
                                                             (In thousands)

Included in Contracts in Progress are:

Costs incurred less costs of revenue recognized    $    88,519    $   111,815

Revenues recognized less billings to customers         151,029        214,697
------------------------------------------------------------------------------
Contracts in Progress                              $   239,548    $   326,512
------------------------------------------------------------------------------

Included in Advance Billings on Contracts are:

Billings to customers less revenues recognized     $   311,302    $   255,574

Costs incurred less costs of revenue recognized        (42,538)       (55,411)
------------------------------------------------------------------------------

Advance Billings on Contracts                      $   268,764    $   200,163
------------------------------------------------------------------------------

International is usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems' contracts. International does not recognize such settlements or claims for additional compensation until final settlement is reached.

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                          1998           1997
                                                          ----           ----
                                                             (In thousands)

Retainages                                         $    70,414    $    65,316
------------------------------------------------------------------------------

Retainages expected to be collected after one year $    33,567    $    29,159
------------------------------------------------------------------------------

Of its long-term retainages at March 31, 1998, International anticipates collection of $14,699,000 in fiscal year 2000, $17,261,000 in fiscal year 2001 and $1,607,000 in fiscal year 2002.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined on an average cost basis except for certain materials inventories, for which the last-in first-out (LIFO) method is used. The cost of approximately 17% and 11% of total inventories was determined using the LIFO method at March 31, 1998 and 1997, respectively. Inventories at March 31, 1998 and 1997 are summarized below:

                                                          1998           1997
                                                          ----           ----
                                                             (In thousands)

Raw Materials and Supplies                         $    47,411    $    50,823
Work in Progress                                         6,720          8,498
Finished Goods                                           9,211          7,001
------------------------------------------------------------------------------

                                                   $    63,342    $    66,322

------------------------------------------------------------------------------
Warranty Expense

Estimated warranty expense which may be required to satisfy contractual requirements, primarily of the Power Generation Systems segment, is accrued relative to revenue recognition on the respective contracts. In addition, specific provisions are made where the costs of warranty are expected to significantly exceed such accruals.

Environmental Clean-up Costs

International accrues for future decommissioning of its nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a condition of its licenses from the Nuclear Regulatory Commission, except for one facility which has provisions in its government contracts pursuant to which all of its decommissioning costs are covered by the U. S. Government. Such accruals, based on the estimated cost of those activities, are over the economic useful life of each facility, which is
estimated at 40 years.   Estimated costs are adjusted as further information
develops or circumstances change. Costs of future expenditures for environmental clean-up are not discounted to their present value. Recoveries of environmental clean-up costs from other parties are recognized as assets when their receipt is deemed probable.

Research and Development

The cost of research and development which is not performed on specific contracts is charged to operations as incurred. Such expense was approximately $15,125,000, $16,579,000 and $23,000,000 in fiscal years 1998, 1997 and 1996, respectively. In addition, expenditures on research and development activities of approximately $22,803,000, $34,170,000 and $45,106,000 in fiscal years 1998,
1997 and 1996, respectively, were paid for by customers of International.

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

Amortization of Excess of Cost Over Fair Value of Net Assets of Purchased Businesses

Excess of the cost over fair value of net assets of purchased businesses at March 31, 1998, primarily pertains to the acquisition of The Babcock & Wilcox Company, which is being amortized on a straight-line basis over 40 years. Management periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. During fiscal year 1998, management concluded that the goodwill associated with the acquisition of Offshore Pipelines, Inc. ("OPI") in 1995 no longer had value and recorded a charge for the remaining goodwill of $262,901,000 (See Note 7).

Capitalization of Interest Cost

In fiscal years 1998, 1997 and 1996, total interest cost incurred was $82,347,000, $95,924,000 and $86,239,000, respectively, of which $893,000,
$824,000 and $1,927,000, respectively, was capitalized.

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

Stock-Based Compensation

International follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each period.

NOTE 2 - ACQUISITIONS

During fiscal year 1996, International acquired the minority ownership interest in McDermott Engineers & Constructors (Canada), Ltd. ("MECL"), formerly Delta Catalytic Corporation, a controlling interest in Talleres Navales Del Golfo ("TNG"), a Mexican shipyard, and the assets of Joy Environmental Technologies, Inc., which specialized in technologies used by electric utilities and other industrial companies to comply with clean air regulations. During fiscal year 1997, an additional interest in TNG was acquired. During fiscal year 1998, International acquired the minority ownership in Diamond Power Specialty U.K. and a portion of the outstanding minority interest of JRM, as a result of JRM's purchase of treasury shares. These acquisitions were accounted for by the purchase method and operating results have been included in the Consolidated Statement of Income (Loss) from the acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

NOTE 3   -  INVESTMENT IN JOINT VENTURES AND OTHER ENTITIES

Investment in joint ventures and other entities, which are accounted for on the equity method, were $72,389,000 and $61,017,000 at March 31, 1998 and 1997, respectively. Transactions with unconsolidated affiliates included sales to ($164,501,000, $140,605,000 and $180,198,000 in fiscal years 1998, 1997 and
1996, respectively, including approximately $10,491,000, $9,609,000 and $44,491,000, respectively, attributable to leasing activities) and purchases from ($33,544,000, $32,103,000, and $39,915,000 in fiscal years 1998, 1997 and
1996, respectively) these entities. Included in non-current Other Assets at March 31, 1998 and 1997 are $4,250,000 and $10,463,000, respectively, of accounts and notes receivable from unconsolidated investees. Included in Accounts payable at March 31, 1998 and 1997 are $25,803,000 and $17,586,000,
respectively, of payables to unconsolidated investees.

During fiscal year 1998, JRM and its joint venture partner, Heerema Offshore Construction Group, Inc. ("Heerema"), terminated the HeereMac joint venture. Each party had a 50% interest in the joint venture, and Heerema had responsibility for its day-to-day operations. Pursuant to the termination, Heerema acquired and assumed JRM's 50% interest in the joint venture in exchange for cash of $318,500,000 and title to several pieces of equipment, including two launch barges and the derrick barge 101, a 3,500-ton lift capacity, semi-submersible derrick barge. The consideration received included a distribution of earnings of the HeereMac joint venture and payment of principal and interest under a promissory note previously due to JRM (approximately $100,000,000). As a result of the termination, a gain on asset disposal of $224,472,000 and a distribution of earnings of $61,637,000 were recorded.

During fiscal year 1997, International changed from the equity to the cost method of accounting for its investment in the HeereMac joint venture as a result of International's determination that it was unable to exercise significant influence over HeereMac's operating and financial policies. Equity in income of HeereMac was $1,083,000 in fiscal year 1996.

In fiscal year 1997, International realized a gain of $16,682,000 on the sale of a marine vessel sold by HeereMac on behalf of International. During fiscal year 1996, International sold to the HeereMac joint venture the major marine vessels it had been leasing to the joint venture. International received cash of $135,969,000, including a $30,000,000 advance deposit on the sale of certain marine equipment, which was completed during fiscal year 1997, and a 7.75% note receivable of $105,000,000, and recorded a deferred gain of $103,239,000, which was being amortized over HeereMac's depreciable lives of the vessels prior to the change to the cost method of accounting for International's investment in HeereMac. Subsequent to the change, the deferred gain was recognized by International as the note was repaid. The note receivable ($92,500,000 at March 31, 1997), net of deferred gain ($90,803,000 at March 31, 1997) was included in investment in unconsolidated affiliates. In addition to the vessel sale in fiscal year 1996, JRM received $37,097,000 as a return of capital from the HeereMac joint venture.

At March 31, 1998 and 1997, property, plant and equipment included $137,513,000 and $141,409,000, and accumulated depreciation included $113,528,000 and $102,242,000, respectively, of marine equipment that is leased to unconsolidated investees. Dividends received from unconsolidated investees accounted for by the equity method were $9,832,000, $13,324,000 and $42,475,000 in fiscal years 1998, 1997 and 1996, respectively. Undistributed earnings of unconsolidated affiliates accounted for by the equity method were $40,484,000 and $36,021,000, respectively, at March 31, 1998 and 1997.

Summarized combined balance sheet and income statement information, based on the most recent financial information, for investments in entities accounted for by the equity method are presented below:

                                         1998                        1997
                                      ----------                --------------
                                                   (In thousands)

     Current Assets                   $  629,773                   $  427,549
     Non-Current Assets                  259,694                      393,571
-------------------------------------------------------------------------------
       Total Assets                   $  889,467                   $  821,120
-------------------------------------------------------------------------------

     Current Liabilities              $  610,694                   $  421,967
     Non-Current Liabilities             123,390                      238,462
     Owners' Equity                      155,383                      160,691
-------------------------------------------------------------------------------
       Total Liabilities and
         Owners' Equity               $  889,467                   $  821,120
-------------------------------------------------------------------------------


                                            1998         1997            1996
                                      ----------   ----------   -------------
                                                                (In thousands)

     Revenues                         $1,535,987   $1,239,071      $1,157,713
     Gross Profit                     $  172,349   $  120,600      $  270,869
-------------------------------------------------------------------------------
     Income before Provision for
      Income Taxes                    $   90,564   $   22,050      $  118,168
     Provision for Income Taxes           27,460       10,767          11,331
-------------------------------------------------------------------------------
     Net  Income                      $   63,104   $   11,283      $  106,837
-------------------------------------------------------------------------------


Subsequent Event - On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture. Pursuant to the termination, JRM received net cash of approximately $105,000,000 and ETPM S.A.'s derrick/lay barge 1601 and minority ownership in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and ownership in McDermott Subsea Constructors Limited and McDermott-ETPM West, Inc. The Consolidated Statement of Income (Loss) for fiscal years 1998, 1997 and 1996, respectively, includes revenues of $74,096,000, $44,033,000 and $23,290,000 and operating income (loss) of $18,751,000, ($22,956,000) and ($1,086,000)
attributable to operations transferred to ETPM S.A.

Subsequent to the fiscal year end, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

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

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1998 and 1997 were as follows:

                                                          1998           1997
                                                          ----           ----
                                                             (In thousands)
 Deferred tax assets:
  Accrued warranty expense                         $    15,582    $    15,915
  Accrued vacation pay                                  10,259          9,054
  Accrued liabilities for self-insurance
   (including postretirement health
   care benefits)                                      169,768        169,608
  Accrued liabilities for executive and
   employee incentive compensation                      28,517         17,440
  Investments in joint ventures and affiliated
   companies                                             9,498          8,304
  Operating loss carryforwards                          25,394         37,975
  Environmental and products liabilities               363,598        434,852
  Long-term contracts                                    1,522         10,873
  Other                                                 33,188         29,951
------------------------------------------------------------------------------

   Total deferred tax assets                           657,326        733,972
------------------------------------------------------------------------------

  Valuation allowance for deferred tax assets          (69,057)       (72,328)
------------------------------------------------------------------------------

   Deferred tax assets                                 588,269        661,644
------------------------------------------------------------------------------

 Deferred  tax liabilities:
  Property, plant and equipment                         37,184         50,524
  Prepaid pension costs                                110,801        103,470
  Investments in joint ventures and affiliated
   companies                                            13,921         10,483
  Insurance and other recoverables                     291,899        353,579
  Other                                                 11,694         13,813
------------------------------------------------------------------------------

   Total deferred tax liabilities                      465,499        531,869
------------------------------------------------------------------------------

   Net deferred tax assets                         $   122,770    $   129,775
------------------------------------------------------------------------------


Income (loss) before provision for (benefit from) income taxes was as follows:

                                           1998           1997            1996
                                           ----           ----            ----
                                                      (In thousands)

U.S.                                $  (125,441)   $  (164,771)    $   (34,649)
Other than U.S.                         417,248        (55,926)         56,353
-------------------------------------------------------------------------------

                                    $   291,807    $  (220,697)    $    21,704
-------------------------------------------------------------------------------

The provision for (benefit from) income taxes consists of:

                                           1998           1997            1996
                                           ----           ----            ----
                                                      (In thousands)

Current:
 U. S. - Federal                    $    54,340   $    (13,411)    $   (17,323)
 U.S. - State and local                   8,541         (2,667)         (3,810)
 Other than U.S.                          3,715          1,697          13,091
-------------------------------------------------------------------------------

     Total current                       66,596        (14,381)         (8,042)
--------------------------------------------------------------------------------

Deferred:
 U.S. - Federal                            (147)         7,090          21,358
 U.S. - State and local                      69         (1,862)         (3,009)
 Other than U.S.                          9,599         (5,439)         (9,228)
--------------------------------------------------------------------------------

     Total deferred                       9,521           (211)          9,121
--------------------------------------------------------------------------------

Provision for (Benefit from)
  Income Taxes                      $    76,117   $    (14,592)    $     1,079
--------------------------------------------------------------------------------

The current provision for other than U.S. income taxes in 1998, 1997 and 1996 includes a reduction of $10,427,000, $2,021,000 and $3,763,000, respectively, for the benefit of net operating loss carryforwards. Initial recognition of OPI pre-acquisition tax benefits in fiscal year 1997 resulted in a reduction in excess cost over fair value of assets acquired of $3,115,000.

McDermott International and JRM would be subject to U. S. withholding taxes on distributions of earnings from their U. S. subsidiaries. No U. S. withholding taxes have been provided as these earnings are considered indefinitely reinvested.

Settlements were reached with the Internal Revenue Service ("IRS") concerning the Delaware Company's U. S. income tax liability through the fiscal year ended March 31, 1988, disposing of all U. S. federal income tax issues. A preliminary agreement has been reached between the Delaware Company and the IRS for the fiscal years ended March 31, 1989 and March 31, 1990, subject to review by the joint committee on taxation. The IRS has issued notices for fiscal years ended March 31, 1991 and March 31, 1992 asserting deficiencies in the amount of taxes reported. The deficiencies are based on issues substantially similar to those of earlier years. The Delaware Company believes that any income taxes ultimately assessed will not exceed amounts already provided.

International has provided a valuation allowance ($69,057,000 at March 31, 1998) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets at March 31, 1998 are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving the sales of appreciated assets. Uncertainties that affect the ultimate realization of deferred tax assets are the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Pursuant to a stock purchase and sale agreement (the "Intercompany Agreement"), the Delaware Company has the right to sell to McDermott International and McDermott International has the right to buy from the Delaware Company, 100,000 units, each unit consisting of one share of McDermott International Common Stock and one share of McDermott International Series A Participating Preferred Stock, at a price based primarily upon the stockholders' equity of McDermott International at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised, and, to a limited
extent, upon the price-to-book value of the Dow Jones Industrial Average.   At
April 1, 1998, the current unit value was $2,424 and the aggregate current unit value for the Delaware Company's 100,000 units was $242,357,000. The net proceeds to the Delaware Company from the exercise of any rights under the Intercompany Agreement would be subject to U. S. federal, state and other applicable taxes. No tax provisions have been established, since there is no present intention by either party to exercise such rights.


NOTE 5 - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of:                                    1998        1997
                                                               ----        ----

                                                                (In thousands)
Unsecured Debt:

  Series A Medium Term Notes (maturities ranging
   from 1 to 5 years; interest at various rates ranging
   from 8.20% to 9.00%)                                  $   40,000  $   75,000

  Series B Medium Term Notes (maturities ranging
   from 1 to 25 years; interest at various rates ranging
   from 6.50% to 8.75%)                                      91,000     101,000

  9.375% Notes due 2002 ($225,000,000 principal amount)     224,665     224,598

  12.875% Guaranteed Senior Notes due 2002
   ($70,000,000 principal amount) - redeemed July 1997            -      73,958

  9.375% Senior Subordinated Notes due 2006
   ($250,000,000 principal amount)                          244,986     244,610

Other notes payable through 2009 (interest at
   various rates ranging to 10%)                              35,484     37,075

Secured Debt:

  10.375% Note payable due 1998                               12,200     34,800

  Other notes payable through 2012 and
   capitalized lease obligations                              18,264     31,056
-------------------------------------------------------------------------------
                                                             666,599    822,097
Less:  Amounts due within one year                            68,417    154,923
-------------------------------------------------------------------------------

                                                         $   598,182 $  667,174
-------------------------------------------------------------------------------

Notes payable and current maturities of long-term debt consist of:


                                                      1998          1997
                                                      ----          ----
                                                        (In thousands)

Short-term lines of credit - unsecured          $    5,100     $  203,165
Secured borrowings                                  82,783         93,769
Current maturities of long-term debt                68,417        154,923
---------------------------------------------------------------------------

Total                                           $  156,300     $  451,857
---------------------------------------------------------------------------

Weighted average interest rate
on short-term borrowings                              5.87%          6.29%
---------------------------------------------------------------------------

The Indentures for the 9.375% Notes due 2002 and the Series A and B Medium Term Notes contain certain covenants which restrict the amount of funded indebtedness that the Delaware Company may incur, and place limitations on certain restricted payments, certain transactions between affiliates, the creation of certain liens and the amendment of the Intercompany Agreement.

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

International's 10.375% Note payable due 1998 is secured by a letter of credit issued by a U. S. bank. The letter of credit was secured by $13,617,000 market value of International's long-term portfolio at March 31, 1998. At March 31, 1998 and 1997, International had an interest rate swap outstanding on the current notional principal amount of this note which effectively changes the fixed interest rate of 10.375% to a floating rate based on LIBOR (See Note 16).

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1998 are as follows: 1999 - $68,417,000; 2000 - $31,394,000; 2001 - $73,000;
2002 -$224,738,000; 2003 -$64,000.

The Delaware Company and JRM are restricted, as a result of covenants in certain debt instruments, in their ability to transfer funds to International and certain of its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1998, substantially all of the net assets of the Delaware Company were subject to such restrictions. JRM is restricted, as a result of covenants in its indenture relating to its 9.375% Notes from paying cash dividends on, or repurchasing or redeeming, its capital stock, (including the shares of Common Stock and Series A Preferred Stock held by International), or in transferring funds through unsecured loans to or investments in
International.   At March 31, 1998, JRM could pay cash dividends on, or
repurchase shares of, its capital stock (including shares held by International) in the amount of $37,633,000, could pay up to an additional $9,600,000 of cash dividends on its Series A Preferred Stock held by International, and could make unsecured loans to or investments in International of approximately $30,000,000. Additionally, under such indenture, JRM is required to offer to purchase its outstanding 9.375% Notes at 100% of their principal amount, plus accrued and unpaid interest, to the extent that it has proceeds from certain asset sales and dispositions equal to or exceeding $25,000,000 that it has not used to permanently reduce certain senior or other indebtedness or reinvested in its business within a specified time period, generally 18 months, following each such asset sale or disposition. Currently, JRM has approximately $240,000,000 in proceeds from such asset sales and dispositions, which, if not used for repayment of debt or reinvested as described above, would be subject to this obligation commencing June 1999.

The Babcock & Wilcox Company has an agreement with a U.S. bank whereby it can sell, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, which is subject to annual renewal, new receivables are added to the pool as collections reduce previously sold accounts receivable. The maximum sales limit was reduced during fiscal year 1998 from $125,000,000 to $100,000,000. At March 31, 1998 and 1997, approximately $82,783,000 and $93,769,000, respectively, of receivables had been sold under this agreement and are accounted for as secured borrowings in the accompanying balance sheet.

At March 31, 1998 and 1997, McDermott International and its subsidiaries had available various uncommitted short-term lines of credit from banks totaling $127,061,000 and $179,137,000, respectively. Borrowings against these lines of credit at March 31, 1998 and 1997 were $5,100,000 and $53,165,000, respectively.

JRM is party to an unsecured and committed revolving credit facility (the "JRM Revolver"). There were no borrowings outstanding at March 31, 1998 and 1997 under the JRM Revolver. As a condition to borrowing under the JRM Revolver, JRM must comply with certain covenant requirements. Presently, JRM cannot satisfy these requirements and cannot borrow under the JRM Revolver. The JRM Revolver also limits the amount of funds which JRM can borrow from other sources and JRM is presently at these limits. The JRM Revolver will expire on June 8, 1998. JRM is currently negotiating a new three year unsecured committed revolving credit and letter of credit facility.

At March 31, 1998, there were no borrowings under the $150,000,000 unsecured committed revolving credit facility of The Babcock & Wilcox Company (the
"B&W Revolver"), while at March 31, 1997, $150,000,000 was outstanding.   As a
condition to borrowing under the B&W Revolver, The Babcock & Wilcox Company must meet or exceed certain financial covenant requirements. Negotiations are in progress to replace the current B&W Revolver with a new three year unsecured committed revolving credit and letter of credit facility to be issued jointly to the Babcock & Wilcox Investment Company, The Babcock & Wilcox Company and BWX Technologies, Inc. ("BWXT").

NOTE 6 - PENSION PLANS AND POSTRETIREMENT BENEFITS

Pension Plans - International provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees, except certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada, or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service. International's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law. At January 1, 1998 and 1997, approximately one-half of total plan assets were invested in listed stocks and bonds. The remaining assets were held in foreign equity funds, U.S. Government securities and investments of a short-term nature.

U.S. Pension Plans:

The net periodic pension benefit for fiscal years 1998, 1997 and 1996 included the following components:

                                          1998          1997          1996
                                          ----          ----          ----
                                               (In thousands)
Service cost - benefits earned
  during the period                 $   24,468    $   25,316     $   21,599
Interest cost on projected
  benefit obligation                    81,330        73,825         69,911
Actual return on plan assets          (272,526)     (153,825)      (218,895)
Net amortization and deferral          162,769        54,239        122,281
-------------------------------------------------------------------------------
Net periodic pension benefit        $   (3,959)   $     (445)    $   (5,104)
-------------------------------------------------------------------------------

The following table sets forth the U.S. plans' funded status and amounts recognized in the consolidated financial statements:

                                   Plans for Which             Plans for Which
                                    Assets Exceed               Accumulated
                                     Accumulated                 Benefits
                                      Benefits                 Exceed Assets
                                 -------------------         ----------------

                                 1998           1997         1998        1997
                                 ----           ----         ----        ----
                                                 (In thousands)
Actuarial present value  of
 benefit obligations:
 Vested benefit
  obligation                   $   922,699   $   806,533   $  81,203  $  67,425
 ------------------------------------------------------------------------------
Accumulated benefit
  obligation                   $   995,426   $   870,713   $  92,724  $  76,110
-------------------------------------------------------------------------------
 Projected benefit
  obligation                   $ 1,096,615   $   977,594   $ 122,277  $  99,636

Plan assets at fair value        1,461,403     1,254,944      64,231     52,582
--------------------------------------------------------------------------------
Projected benefit obliga-
 tion (in excess of) or
 less than plan assets             364,788       277,350     (58,046)   (47,054)

Unrecognized net (gain) loss       (93,996)      (22,276)     21,368     16,390

Unrecognized prior service cost     15,267        21,738      (5,379)    (5,736)

Unrecognized transition asset      (19,405)      (25,873)     (1,067)    (1,293)

Adjustment required to
 recognize minimum
 liability                               -             -     (10,138)    (6,696)
-------------------------------------------------------------------------------
Prepaid pension cost
 (pension liability)           $   266,654   $   250,939   $ (53,262) $ (44,389)
-------------------------------------------------------------------------------

The assumptions used in determining the funded status of the U. S.
 plans were:

                                    1998             1997             1996
                                    ----             ----             ----

Actuarial assumptions:
 Discount rate                      7.0%             7.5%             7.25%
-------------------------------------------------------------------------------
 Rate of increase in future
  compensation levels               4.5%             5.0%             5.0%
-------------------------------------------------------------------------------
 Expected long-term rate of
  return on assets                  8.5%             8.5%             8.5%
-------------------------------------------------------------------------------

The decrease in the discount rate for 1998 increased the projected benefit obligation by $75,424,000 and the decrease in the rate of increase in future compensation levels for 1998 decreased the projected benefit obligation by $18,154,000 at March 31, 1998.

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," International recorded, at March 31, 1998 and 1997, an additional minimum liability of $10,138,000 and $6,696,000, respectively, resulting in recognition of intangible assets of $2,970,000 and $3,657,000, respectively, and reductions, net of tax, in stockholders' equity of $4,730,000 and $2,148,000, respectively.

The principal U.S. ERISA pension plans provide that, subject to certain limitations, any excess assets in such plans would be used to increase pension benefits if certain events occur within a 60-month period following a change in control of McDermott International.

In February 1998, International terminated its Retirement Plan for Non-Management Directors and issued 32,040 shares of International Common Stock to the directors at that time, in full satisfaction of their accrued benefits under the terminated plan.

Non-U.S. Pension Plans:

The net periodic pension benefit for fiscal years 1998, 1997 and 1996 included the following components:

                                        1998         1997         1996
                                        ----         ----         ----

                                               (In thousands)

Service cost - benefits earned
  during the period                 $   4,534    $   5,273    $   4,602
Interest cost on projected
  benefit obligation                   12,852       12,286       11,446
Actual return on plan assets          (49,378)     (21,216)     (35,281)
Net amortization and deferral          23,755       (2,990)      14,814
------------------------------------------------------------------------------

Net periodic pension benefit        $  (8,237)   $  (6,647)   $  (4,419)
------------------------------------------------------------------------------

Due to curtailments of foreign pension plans, net income includes a loss of $2,925,000 for fiscal year 1998 and net loss includes a loss of $1,584,000 for fiscal year 1997. Due to a plan settlement, net income includes a net gain of $1,104,000 for fiscal year 1996.

The following table sets forth the non-U.S. plans' funded status (assets exceed accumulated benefits) and amounts recognized in the consolidated financial statements:


                                             1998                1997
                                             ----                ----

                                                 (In thousands)

Actuarial present value of
  benefit obligations:

  Vested benefit obligation             $  178,868          $  151,431
 -------------------------------------------------------------------------

  Accumulated benefit obligation        $  180,606          $  153,373
--------------------------------------------------------------------------

  Projected benefit obligation          $  192,620          $  166,904

Plan assets at fair value                  296,532             253,842
--------------------------------------------------------------------------

Plan assets in excess of projected
  benefit obligation                       103,912              86,938

Unrecognized net gain                      (35,029)            (23,001)

Unrecognized prior service cost              6,147               6,903

Unrecognized transition asset              (15,534)            (18,339)
--------------------------------------------------------------------------

Net prepaid pension cost                $   59,496          $   52,501
--------------------------------------------------------------------------


The assumptions used in determining the funded status of the non-U.S. plans were:

                                    1998         1997         1996
                                    ----         -----        ----
Actuarial assumptions:
  Discount rate                   6.75-7.0%   7.25-7.75%   7.25-8.25%
--------------------------------------------------------------------------
  Rate of increase in future
    compensation levels            4.0-4.5%         5.0%         5.0%
--------------------------------------------------------------------------
  Expected long-term rate of
    return on plan assets         7.5-8.25%         8.5%         8.5%
--------------------------------------------------------------------------

The decrease in the discount rate for 1998 increased the projected benefit obligation by $15,825,000 and the decrease in the rate of increase in future compensation levels for 1998 decreased the projected benefit obligation by $1,128,000 at March 31, 1998.

Multiemployer Plans - One of McDermott International's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $5,151,000, $4,552,000 and $4,441,000 in fiscal years 1998, 1997 and 1996, respectively.

Postretirement Health Care and Life Insurance Benefits - International offers postretirement health care and life insurance benefits to substantially all of its retired regular full-time employees, including those associated with discontinued operations, except certain non-resident alien retired employees who are not citizens of a European Community country or who, while employed, did not
earn income in the United States, Canada or the United Kingdom.   International
shares the cost of providing these benefits with all affected retirees, except for certain life insurance plans. Postretirement health care and life insurance benefits are offered under separate defined benefit postretirement plans to union and non-union employees. The health care plans are contributory and contain cost-sharing provisions such as deductibles and coinsurance; the life insurance plans are contributory and non-contributory. International does not fund any of these plans.

The following table sets forth the amounts recognized in the consolidated financial statements at March 31:

                                                        1998        1997
                                                        ----        ----
                                                      (In thousands)
Accumulated Postretirement Benefit Obligation:
  Retirees                                          $ 271,141   $ 291,443
  Fully eligible active participants                   25,006      22,889
  Other active plan participants                       53,141      56,534
--------------------------------------------------------------------------
                                                      349,288     370,866
Unrecognized net gain                                  77,159      61,843
--------------------------------------------------------------------------

Accrued postretirement benefit cost                 $ 426,447   $ 432,709
--------------------------------------------------------------------------
Weighted-average discount rate                           7.00%       7.50%
--------------------------------------------------------------------------

The accumulated postretirement benefit obligation includes $304,459,000 and $328,749,000 for health care plans and $44,829,000 and $42,117,000 for life insurance plans at March 31, 1998 and 1997, respectively. The changes in the accumulated postretirement benefit obligation and the unrecognized net gain at March 31, 1998 were primarily attributable to favorable claims experience.

Net periodic postretirement benefit cost for fiscal years 1998, 1997 and 1996 included the following components:

                                               1998        1997       1996
                                             --------    --------   --------
                                                     (In thousands)

Service cost                                 $  3,487    $  4,737   $  3,902
Interest cost                                  26,480      30,551     31,494
Net amortization and deferral                  (4,416)        751     (1,581)
------------------------------------------------------------------------------

Net periodic postretirement benefit cost     $ 25,551    $ 36,039   $ 33,815
------------------------------------------------------------------------------

For measurement purposes, a weighted-average annual assumed rate of increase in the per capita cost of covered health care claims of 6-1/2% was assumed for 1998, 7-1/2% for 1997 and 10-3/4% in 1996. For 1999, a rate of 5-1/2% was assumed. The rate was assumed to decrease gradually to 4% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1998 by $22,652,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal year 1998 by $2,229,000.

Subsequent Event - Effective April 1, 1998, International terminated all postretirement health care and life insurance benefits for salaried and non-union hourly employees. As a result of the termination, the total accumulated postretirement benefit obligation of International will decrease. On the same date, the pension plans for the employees affected by the termination were amended to increase the benefits payable to offset the cost of postretirement health care and life insurance to the participants. As a result of the amendments to the plans, the total projected benefit obligation of International will increase. The decrease in the accumulated postretirement benefit obligation will be measured against the increase in the total projected benefit obligation of the pension plans and any resulting gain or loss will be recognized in the first quarter of fiscal year 1999. The actuarial calculations of the decrease in the total accumulated postretirement benefit obligation and the increase in the projected benefit obligation of the pension plans have not yet been finalized.

NOTE 7 -  IMPAIRMENT OF LONG-LIVED ASSETS

During fiscal year 1998, management concluded that the goodwill associated with the acquisition of OPI no longer had value and recorded a charge for the remaining goodwill of $262,901,000. The decision was based on the lack of volume related to OPI, the departure of key OPI executives from JRM and the disposal of significant OPI joint ventures and major OPI vessels. Annual amortization of the OPI goodwill was approximately $21,800,000. Also, during fiscal year 1998, management concluded that a portion of the goodwill associated with the acquisition of MECL no longer had value due to reduced future asset utilization and deteriorating market conditions and recorded a charge of $8,098,000.

During fiscal years 1998 and 1997, management identified certain long-lived assets that are no longer expected to recover their entire carrying value through future cash flows. The assets include non-core, surplus and obsolete property and equipment in the marine construction services segment and manufacturing facilities and related equipment and goodwill in the Power Generation Systems segment. Fair value was generally determined based on sales prices of comparable assets. Impairment losses to write-down the property, plant and equipment to estimated fair values and to write-off related goodwill were as follows:

                                            1998                1997
                                            ----                ----

Marine Construction Services           $  2,891,000        $ 19,228,000
Power Generation Systems                 10,315,000          15,957,000
--------------------------------------------------------------------------

    Total                              $ 13,206,000        $ 35,185,000
--------------------------------------------------------------------------

During fiscal year 1998, management decided to sell a Floating Production, Storage and Offloading System ("FPSO"). As a result, an impairment loss of $7,000,000 was recognized to reduce the FPSO to its estimated fair value less costs to sell. Prior to recognition of the impairment loss, the carrying value of the FPSO was approximately $21,500,000. Excluding the impairment loss, net income for fiscal year 1998 for the FPSO was $2,774,000. Management expects to sell the FPSO within the next year.

During fiscal year 1997, management began marketing a building and land which was used as office space. As a result, an impairment loss of $7,295,000 was recognized to reduce the property to its estimated fair value less the cost to sell. Prior to recognition of the impairment loss, the carrying value of the land and building was approximately $15,795,000. Also during fiscal year 1997, management decided to sell a certain vessel and related equipment of a non-core business and to sell or otherwise dispose of certain other assets in its marine construction segment. As a result, impairment losses totaling $12,162,000 were recognized to reduce the property and equipment to estimated fair values less the costs to sell. Prior to recognition of the impairment losses, the carrying value of these assets totaled approximately $18,950,000. Excluding the impairment losses, results of operations for fiscal year 1997 for these assets
were not material.   Substantially all of these assets were disposed of in
fiscal year 1998, with no significant gain or loss recognized.

NOTE 8 - SUBSIDIARIES'  STOCKS

At March 31, 1998 and 1997, 13,000,000 shares of Delaware Company Preferred Stock, with a par value of $1 per share, were authorized. Of the authorized shares, 2,818,679 and 2,818,780 shares of Series A Cumulative Convertible Preferred Stock ("Series A"), and 2,152,766 and 2,652,660 shares of Series B Cumulative Preferred Stock ("Series B"), respectively, were outstanding (in each case, exclusive of treasury shares owned by the Delaware Company) at March 31, 1998 and 1997. The outstanding shares are entitled to $31.25 per share in liquidation. Preferred dividends of $12,722,000, $13,243,000, and $13,539,000, are classified as minority interest in Other Income (Expense) in fiscal years 1998, 1997 and 1996, respectively. Both series of Preferred Stock are entitled to general voting rights of one-half vote for each share. The Board of Directors of the Delaware Company may designate additional series of Preferred Stock, and may set terms of each new series except that the Delaware Company cannot create any series of stock senior to the existing Series A and Series B Preferred Stock without the consent of the holders of at least 50% of the shares of each of these series.

Each share of the outstanding Series A Preferred Stock is convertible into one share of McDermott International's Common Stock plus $0.10 cash. Series A and Series B Preferred Stock are redeemable at the option of the Delaware Company at $31.25 per share plus accrued dividends. Pursuant to a mandatory sinking fund requirement, on March 31, 1999 and each subsequent year through March 31, 2008, the Delaware Company is obligated to redeem, at a redemption price of $31.25 plus accrued dividends, 313,878 shares of Series A Preferred Stock. On March 31, 1999, the Delaware Company is obligated to redeem 4,800 shares of Series B Preferred Stock. On March 31 of fiscal years 2000 through 2006, and March 31 of fiscal years 2007 and 2008, the Delaware Company is obligated to redeem 252,702 and 189,526 shares, respectively, of Series B Preferred Stock. For each of the five fiscal years subsequent to March 31, 1998, the annual cost of the Delaware Company's obligation to redeem the Series A and Series B Preferred Stock is $17,706,000. The Delaware Company may apply to the mandatory sinking fund obligations any share of Series A or Series B Preferred Stock reacquired, redeemed or surrendered for conversion which have not been previously credited against the mandatory sinking fund obligations. During fiscal year 1998, the Delaware Company applied 313,878 shares of Series A Preferred Stock and 251,991 shares of Series B Preferred Stock that it owned to satisfy the March 31, 1998 mandatory sinking fund obligations and 247,902 shares of Series B Preferred Stock that it owned to satisfy a portion of the March 31, 1999 mandatory sinking fund obligation. During fiscal years 1998 and 1997, 151,374 and 74,200 shares, respectively, of Series B Preferred Stock were purchased in the open market and 348,519 shares of Series B Preferred Stock were purchased pursuant to a partial redemption. At March 31, 1998, 49,737 shares of Series A Preferred Stock have been converted to date and the Delaware Company owned 319,993 shares of Series A Preferred Stock.

At March 31, 1997, JRM had outstanding 3,200,000 shares of Series A $2.25 Cumulative Convertible Preferred Stock ("JRM Series A Preferred Stock" - with an aggregate liquidation preference of $160,000,000), all of which were owned by McDermott International. Each share of JRM Series A Preferred Stock is convertible into 1.794 shares of JRM Common Stock at any time after either (i) a call by JRM for redemption of any or all of the outstanding JRM Series A
Preferred Stock or (ii) January 31, 2000.   At March 31, 1998, 14,634,966 shares
of JRM Common Stock were reserved for issuance in connection with the conversion of JRM Series A Preferred Stock, and the exercise of stock options and awards of restricted stock under JRM's stock incentive plans and contributions to the Thrift Plan described in Note 10. At March 31, 1998, 686,531 options were outstanding at a weighted average exercise price of $24.21 per share (243,993 options exercisable at a weighted average exercise price of $21.31 per share).

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

At March 31, 1998 and 1997, 18,091,414 and 18,721,956 shares of McDermott
International Common Stock, respectively, were reserved for issuance in connection with the possible conversion and redemption of the Delaware Company's Series A Preferred Stock, the conversion of McDermott International's Series C Preferred Stock, the 1996 Officer Stock Program (and its predecessor programs), the 1992 Director Stock Program, the 1992 Senior Management Stock Program and contributions to the Thrift Plan.

During fiscal year 1998, McDermott International's Board of Directors approved a limited stock buy-back program. Under the program, McDermott International can purchase up to two million shares of its Common Stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. As of March 31, 1998, McDermott International had purchased 100,000 shares of its Common Stock at an average share price of $35.50 under the program.

McDermott International Preferred Stock - On April 6, 1998, McDermott International called for redemption its non-voting Series C Cumulative Convertible Preferred Stock. On April 21, 1998, all 2,875,000 shares of Series C Preferred Stock were converted into shares of McDermott International Common Stock at a rate of 1.4184 shares of McDermott International Common Stock for each share of Series C Preferred Stock, resulting in 4,077,890 shares of McDermott International Common Stock being issued.

At March 31, 1998 and 1997, 100,000 shares of non-voting Series A Participating Preferred Stock (the "Participating Preferred Stock") and 40,000 and 50,000 shares of Series B Non-Voting Preferred Stock (the "Non-Voting Preferred
Stock"), respectively, were issued and owned by the Delaware Company.   The Non-
Voting Preferred Stock is currently callable by McDermott International at $275 per share and 10,000 shares are being redeemed each year by McDermott International at $250 per share. The annual per share dividend rates for the Participating Preferred Stock and the Non-Voting Preferred Stock are $10 (but no more than ten times the amount of the per share dividend on McDermott International Common Stock) and $20, respectively, payable quarterly, and dividends on such shares are cumulative to the extent not paid. In addition, shares of Participating Preferred Stock are entitled to receive additional dividends whenever dividends in excess of $3.00 per share on McDermott International Common Stock are declared (or deemed to have been declared) in any fiscal year.

On December 5, 1995, McDermott International designated 702,652 shares of its authorized but unissued Preferred Stock as Series D Participating Preferred Stock in connection with its adoption of a new Stockholders Rights Plan on December 30, 1995. As of March 31, 1998, there were no shares of Series D Participating Preferred Stock outstanding.

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

McDermott International Rights - On December 30, 1995, the then existing Stockholder Rights Plan expired and was replaced by a new Stockholder Rights Plan. Under the new Plan, on January 2, 1996, each holder of Common Stock received a dividend distribution of one Right for each outstanding share of Common Stock. The Rights currently trade with the Common Stock and each Right entitling the holder thereof to purchase one one-hundredth of a share of McDermott International Series D Participating Preferred Stock for $50 per share subject to anti-dilution adjustments. The Rights will become exercisable and will detach from the Common Stock a specified period of time after a person or a group either becomes the beneficial owner of 15 percent or more of the outstanding Common Stock, or commences or announces an intention to commence a tender or exchange offer for 15 percent or more of the outstanding Common Stock. If thereafter the acquiring person or group engages in certain self-dealing transactions, holders of Rights may purchase at the $50 exercise price that number of shares of Common Stock having a market value equal to twice the exercise price. In the event McDermott International merges with or transfers 50 percent or more of its assets or earnings to any person after the Rights become exercisable, holders of Rights may purchase at the exercise price that number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price. The Rights are redeemable by McDermott International at a price of $0.01 per Right prior to the 10th day after the public announcement that a person or a group has become the beneficial owner of 15 percent or more of the outstanding Common Stock. The Rights Plan will expire on January 2, 2001.

NOTE 10 - STOCK PLANS

A total of 1,996,301 shares of Common Stock (including shares that were not awarded under predecessor plans) are available for stock option grants and restricted stock awards to officers and key employees under the 1996 Officer Long-Term Incentive Plan at March 31, 1998. The Plan permits the grant of Nonqualified Stock Options, Incentive Stock Options and Restricted Stock. Options to purchase shares are granted at not less than 100% of the fair market value at date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of the grant. Under the Plan, eligible employees may be granted rights to purchase shares of Common Stock at par value ($1.00 per share), which shares are subject to restrictions on transfer that lapse at such times and circumstances as specified when granted. As of March 31, 1998, 715,380 shares of Common Stock available for award may be granted as restricted stock. Through March 31, 1998, a total of 1,121,940 shares of restricted stock (including 171,930 and 113,110 shares issued in fiscal years 1997 and 1996, with a weighted average fair value per share of $19.92 and $25.13 per share, respectively) have been issued under the Plan (and a predecessor plan). During fiscal year 1998, performance-based awards represented by initial notional grants totaling 86,400 rights (with a weighted average fair value of $33.00 per right) to purchase restricted shares of Common Stock were granted to certain officers and key employees under the 1996 Officer Long-Term Incentive Plan. Under the provisions of the performance-based awards, no shares are issued at the time of the initial award and the number of shares which will ultimately be issued shall be determined based on the change in the market value of the Common Stock over a specified performance period.

A total of 97,275 shares of Common Stock (including approved shares that were not awarded under a predecessor plan) are available for grants of options, and rights to purchase restricted shares, to non-employee directors under the 1997 Director Stock Program at March 31, 1998. Options to purchase 900, 300 and 300 shares will be granted on the first, second, and third years, respectively, of a Director's term at not less than 100% of the fair market value on the date of grant. Options become exercisable, in full, six months after the date of the grant, and expire ten years and one day after the date of grant. Rights to purchase 450, 150, and 150 shares are granted on the first, second, and third years, respectively, of a Director's term, at par value, ($1.00 per share), which shares are subject to restrictions on transfer, that lapse at the end of such term. Through March 31, 1998, a total of 17,725 shares of restricted stock have been issued under the 1997 Director Stock Plan (and its predecessor plan).

Under the 1992 Senior Management Stock Option Plan, senior management employees may be granted options to purchase shares of Common Stock. The total number of shares available for grant is determined by the Board of Directors from time to time. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of grant.

In the event of a change in control of International, all three programs have provisions that may cause restrictions to lapse and accelerate the exercisability of options outstanding.

The following table summarizes activity for McDermott International's stock option plans (share data in thousands):

                             1998               1997               1996
                             ----               ----               ----
                                 Weighted-          Weighted-         Weighted-
                                  Average            Average           Average
                                 Exercise           Exercise          Exercise
                      Options     Price    Options   Price    Options  Price
-------------------------------------------------------------------------------


Outstanding, April 1   5,260     $ 22.55    4,449   $ 22.72    3,934    $ 23.23
Granted                  363     $ 33.99      909   $ 21.64      706    $ 19.35
Exercised             (1,451)    $ 21.68      (23)  $ 17.27      (76)   $ 18.75
Cancelled/forfeited     (268)    $ 26.67      (75)  $ 23.06     (115)   $ 22.32
-------------------------------------------------------------------------------

Outstanding, March 31  3,904     $ 23.66    5,260   $ 22.55     4,449   $ 22.72
-------------------------------------------------------------------------------

Exercisable, March 31  2,358     $ 22.95    3,430   $ 22.88     2,925   $ 22.88
-------------------------------------------------------------------------------

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at March 31, 1998 (share data in thousands):

                              Options Outstanding
-------------------------------------------------------------------------------

                                            Weighted
                                             Average
                                            Remaining        Weighted-
             Range of                      Contractual        Average
          Exercise Prices    Outstanding      Life         Exercise Price
-------------------------------------------------------------------------------

      $ 16.06 - $ 16.69            107        0.9             $ 16.48
      $ 19.31 - $ 24.00          1,989        7.1             $ 21.24
      $ 24.13 - $ 25.50          1,418        5.5             $ 24.86
      $ 26.50 - $ 34.00            390        4.9             $ 33.57
                                 -----

      $ 16.06 - $ 34.00          3,904        6.1             $ 23.66
                                 =====

                              Options Exercisable
-------------------------------------------------------------------------------

                                                             Weighted
             Range of                                         Average
          Exercise Prices          Exercisable             Exercise Price
-------------------------------------------------------------------------------

      $ 16.06 - $ 16.69                    107                $ 16.48
      $ 19.31 - $ 24.00                  1,127                $ 21.63
      $ 24.13 - $ 25.50                  1,093                $ 24.78
      $ 26.50 - $ 33.13                     31                $ 28.54
                                         -----

      $ 16.06 - $ 33.13                  2,358                $ 22.95
                                         =====

As discussed in Note 1, International applies APB 25 and related interpretations in accounting for its stock-based compensation. Charges to income related to stock plan awards totaled approximately $6,288,000, $7,273,000 and $3,614,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. If International had accounted for its stock plan awards using the alternative fair value method of accounting under SFAS 123, "Accounting for Stock-Based Compensation," its net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

                                            1998          1997          1996
                                            ----          ----          ----
                                         (In thousands, except per share data)

Net income (loss)
    As reported                         $  215,690   $  (206,105)   $  20,625
    Pro forma                           $  214,991   $  (207,206)   $  20,449
Basic earnings (loss) per share:
    As reported                         $     3.74   $     (3.95)   $    0.23
    Pro forma                           $     3.73   $     (3.97)   $    0.23
Diluted earnings (loss) per share:
    As reported                         $     3.48   $     (3.95)   $    0.23
    Pro forma                           $     3.48   $     (3.97)   $    0.22

The above pro forma information is not indicative of future pro forma amounts. SFAS 123 does not apply to awards prior to fiscal year 1996 and additional awards in future years are anticipated. The fair value of each option grant was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      1998     1997     1996
                                                      ----     ----     -----

  Risk-free interest rate                              5.48%   6.27%    5.29%
  Volatility factor of the expected market
    market price of McDermott International's
    common stock                                        .36     .36      .36
  Expected life of the option in years                 3.60    5.00     5.00
  Expected dividend yield of McDermott International's
    common stock                                        0.6%   1.0%      1.0%

The weighted average fair value of the stock options granted in 1998, 1997 and 1996 was $10.85, $8.23 and $7.06, respectively.


Thrift Plan - On November 12, 1991 and June 5, 1995, respectively, a maximum of 5,000,000 of the authorized and unissued shares of the Common Stock of each McDermott International and JRM were reserved for issuance as the employer match for employee contributions to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"). Such employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During fiscal years 1998, 1997 and 1996, 191,058, 306,089 and 300,951 shares, respectively, of McDermott International's Common Stock were issued as employer contributions pursuant to the Thrift Plan. During fiscal years 1998, 1997 and 1996, 65,727, 77,112 and 80,356 shares, respectively, of JRM's Common Stock were issued as employer contributions pursuant to the Thrift Plan. At March 31, 1998, 3,125,787 shares of McDermott International's Common Stock and 4,776,805 shares of JRM Common Stock remained available for issuance.


NOTE 11 - CONTINGENCIES AND COMMITMENTS

Investigations and Litigation - In March 1997, McDermott International and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of McDermott International and JRM and others. The allegations concerned the heavy-lift business of the HeereMac joint venture. Upon becoming aware of these allegations, McDermott International and JRM notified authorities, including the Antitrust Division of the U. S. Department of Justice and the European Commission. As a result of McDermott International's and JRM's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of International or JRM at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

On December 21, 1997, following JRM's termination of its joint venture with Heerema Offshore Construction Group, Inc. ("Heerema"), HeereMac and a HeereMac employee pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, North Sea and Far East. HeereMac was fined $49,000,000 and the employee $100,000. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither McDermott International, JRM nor any of their officers, directors or employees was a party to those proceedings.

McDermott International and JRM have cooperated and are continuing to cooperate with the Department of Justice in its investigation. Near the end of calendar 1997, the Department of Justice requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. Pursuant to the termination of the McDermott-ETPM joint venture
on April   3,  1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

McDermott International and JRM are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the foregoing matters. McDermott International and JRM are subject to a judicial order entered in 1976, with the consent of the Delaware Company (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint ("Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

On June 1, 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against McDermott International, JRM, the Delaware Company, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others. The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, or the companies' internal investigation, the above referenced lawsuit, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on International's consolidated financial position and results of operations.

In addition to the foregoing, McDermott International and certain of its officers, directors and subsidiaries are defendants in numerous other legal proceedings. Management believes that the outcome of these proceedings will not have a material adverse effect upon International's consolidated financial position or results of operations.

Products Liability - At March 31, 1998 and 1997, the estimated liability for pending and future non-employee products liability asbestos claims was $886,691,000 (of which approximately $281,000,000, had been asserted) and $1,082,782,000, respectively. Estimated insurance recoveries are included in environmental and products liabilities recoverable and comprise substantially all of the March 31, 1998 balance and all of the March 31, 1997 balance. The number of non-employee asbestos claims, which had declined moderately since fiscal year 1990, increased during the second half of fiscal year 1995 and the first half of fiscal year 1996, but decreased the second half of fiscal year 1996. Based on the information then currently available, management believed that the increase represented an acceleration in the timing of receipt of claims but did not represent an increase in the total liability. The number of claims, however, increased during the first nine months of fiscal year 1997 and during that period management was investigating and evaluating the basis for the increase. As a result of this investigation and evaluation, in the fourth quarter of fiscal year 1997 International recorded an additional estimated liability for future non-employee asbestos claims of $427,001,000, estimated related insurance recoveries of $354,601,000 and a loss of $72,400,000 for estimated future claims for which recovery from insurers was not determined to be probable. The number of claims in fiscal year 1998 declined from previous years' levels and was consistent with management's expectations. Management expects a continuing decline in the number of claims in fiscal year 1999. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from International's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year, including within the next year should expected declines in the number of claims not occur, and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Environmental Matters - During fiscal year 1995, management decided to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities"), and a provision of $41,724,000 for the decontamination, decommissioning and closing of these facilities was recognized. Previously, decontamination and decommissioning costs were being accrued over the facilities' remaining expected life. Decontamination is proceeding as permitted by the existing Nuclear Regulatory Commission ("NRC") license. A decommissioning plan was submitted to the NRC for review and approval during January 1996. The facilities were recently transferred to BWXT, a subsidiary of The Babcock & Wilcox Company. BWXT's management expects to reach an agreement with the NRC in fiscal year 1999 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2002. BWXT's management expects to request approval from the NRC to release the site for unrestricted use at that time.

At March 31, 1998 and 1997, International had total environmental reserves (including provision for the facilities discussed above), of $46,164,000 and $32,438,000, of which $9,934,000 and $11,841,000, respectively, were included in current liabilities. Estimated recoveries of these costs are included in environmental and products liabilities recoverable at March 31, 1998. Inherent in the estimates of such reserves and recoveries are expected levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in a material adjustment to operating results and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

International has been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. International has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on its relative contribution of waste to each site, International's share of the ultimate liability for the various sites is not expected to have a material adverse effect on its consolidated financial position or results of operations.

The Department of Environmental Protection of the Commonwealth of Pennsylvania, ("PADEP"), by letter dated March 19, 1994, advised The Babcock & Wilcox Company that it would seek monetary sanctions, and remedial and monitoring relief, related to the Parks Facilities. The relief sought related to potential groundwater contamination of the previous operations of the facilities. PADEP has advised BWXT that it does not intend to assess any monetary sanctions provided that BWXT continues its remediation program of the Parks Facilities.

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1998 are as follows: 1999 -$13,895,000; 2000 - $11,589,000; 2001 -
$8,746,000; 2002 - $4,999,000; 2003 -$4,504,000; and thereafter - $48,444,000.
Total rental expense for fiscal years 1998, 1997 and 1996 was $93,057,000, $92,534,000 and $90,434,000, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which are material.

Other - International performs significant amounts of work for the U.S. Government under both prime contracts and subcontracts and thus is subject to continuing reviews by governmental agencies.

International maintains liability and property insurance against such risk and in such amounts as it considers adequate. However, certain risks are either not insurable or insurance is available only at rates which McDermott International considers uneconomical.

Commitments for capital expenditures amounted to approximately $38,284,000 at March 31, 1998, all of which relates to fiscal year 1999.

International is contingently liable under standby letters of credit totaling $484,343,000 (including $47,086,000 issued on behalf of unconsolidated joint ventures) at March 31, 1998, all of which were issued in the normal course of
business.   International has guaranteed $16,869,000 of loans to and $5,289,000 of standby letters of credit issued by unconsolidated foreign joint ventures of International at March 31, 1998. At March 31, 1998, International had pledged approximately $63,474,000 fair value of government obligations and corporate bonds to secure payments under and in connection with certain reinsurance agreements.

NOTE 12 - RELATED PARTY TRANSACTIONS

Under a non-competition agreement in connection with the acquisition of OPI, a director of JRM, who resigned in April 1996, received $1,500,000 in fiscal years 1998, 1997 and 1996 and will receive additional payments of $1,500,000 per year over the next two years.

In fiscal year 1995, JRM entered into an office sublease with an affiliate of one of its directors (who resigned in April 1996). Such sublease expired in March 1997. During fiscal years 1997 and 1996, the affiliate paid $216,000 and $185,000, respectively, under the sublease. Under another agreement, JRM paid $576,000 to the affiliate in each of fiscal years 1997 and 1996 and reimbursed the affiliate for out-of-pocket expenses for the management and operation of JRM's offshore producing oil and gas property. Also, during fiscal year 1996, JRM fabricated a caisson for the affiliate for $84,000. In addition, JRM received approximately $2,000,000 from the affiliate during fiscal year 1996 pursuant to a contract to refurbish, transport and install an offshore jacket and deck.

JRM entered into agreements with an affiliate of another director (whose term as director ended in August 1997) pursuant to which JRM acquired interests in certain offshore oil and gas property. During fiscal year 1996, JRM paid $2,036,000 to the affiliate under the agreements in connection with the acquisition of its interests and the development of such property. During fiscal year 1996, JRM sold its interest in the property to the affiliate in exchange for an $8,000,000 convertible production payment relating to such property. Pursuant to the terms of the agreements entered into in connection with such sale, JRM received a right to a production payment that allows it to share in up to $8,000,000 of the net proceeds on any production from the property based upon
a percentage of its original interest in such property.   In December 1995, this
property was placed in production and JRM earned approximately $1,262,000 $1,093,000 and $179,000 in fiscal years

1998, 1997 and 1996. In addition, during fiscal year 1998, JRM sold its investment in common stock of this affiliate and its interest in a limited partnership, which is also an affiliate of this director. JRM also entered into agreements with two affiliates of the same former director to design, fabricate and install several offshore pipelines and structures. The value of these agreements was approximately $82,000,000. At March 31, 1997, all work under these agreements had been completed and invoiced.

NOTE 13 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

International's Marine Construction Services segment's principal customers are the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. The principal customers of the Power Generation Systems segment are principally the electric power generation industry (including government-owned utilities and independent power producers), and the pulp and paper and other process industries, such as oil refineries and steel mills. The primary customer of the Government Operations segment is the U. S. Government (including its contractors). The principal customers of Other Operations are oil and natural gas producers, electric power generation industry and petro-chemical and chemical processing industries. These concentrations of customers may impact International's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. However, International's management believes that the portfolio of receivables is well diversified and that this diversification minimizes any potential credit risk. Receivables are generally not collateralized.

International believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1998 and 1997, the allowance for possible losses deducted from Accounts receivable-trade on the accompanying balance sheet was $12,140,000 and $17,225,000, respectively.

NOTE 14 - INVESTMENTS

The following is a summary of available-for-sale securities at March 31, 1998:

                                             Gross        Gross     Estimated
                             Amortized     Unrealized   Unrealized    Fair
                               Cost          Gains        Losses      Value
                               ----          -----        ------      -----

                                                 (In thousands)

Debt securities:
 U.S. Treasury securities
  and obligations of U.S.
  government agencies        $   519,114    $ 1,355      $ 1,026   $   519,443
 Corporate notes and bonds       136,329        252           91       136,490
 Time deposits                   455,444          -            -       455,444
 Other debt securities           123,457        102           41       123,518
-------------------------------------------------------------------------------

Total                        $ 1,234,344     $ 1,709     $ 1,158   $ 1,234,895
-------------------------------------------------------------------------------

The amortized cost and estimated fair value amounts of debt securities at March 31, 1998 include $161,404,000 in time deposits which are reported as cash equivalents.

The following is a summary of available-for-sale securities at March 31, 1997:

                                            Gross         Gross      Estimated
                              Amortized   Unrealized    Unrealized     Fair
                                Cost        Gains         Losses       Value
                                ----        -----         ------       -----

                                                (In thousands)
Debt securities:
 U.S. Treasury securities
  and obligations of U.S.
  government agencies        $ 350,266       $  30       $ 3,242     $ 347,054
 Corporate notes and bonds      89,969          96           458        89,607
 Time deposits                  72,683           -             -        72,683
 Other debt securities         121,255          46           220       121,081
-------------------------------------------------------------------------------

  Total debt securities        634,173         172         3,920       630,425
-------------------------------------------------------------------------------

Equity securities                2,009           -         1,015           994
-------------------------------------------------------------------------------

Total                        $ 636,182       $ 172       $ 4,935     $ 631,419
-------------------------------------------------------------------------------

The amortized cost and estimated fair value amounts of debt securities at March 31, 1997 include $144,884,000 in time deposits and other debt securities, which are reported as cash equivalents.

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were approximately $95,430,000, $118,000 and $766,000, respectively, for fiscal year 1998, $156,827,000, $290,000 and $96,000, respectively, for fiscal year 1997 and $586,917,000, $1,562,000 and $1,008,000, respectively, for fiscal year 1996. The amortized cost and estimated fair value of available-for-sale debt securities at March 31, 1998, by contractual maturity, are shown below:

                                                          Estimated
                                        Amortized            Fair
                                           Cost             Value
                                           ----             -----

                                            (In thousands)
Debt securities:
 Due in one year or less                $   895,659     $   895,639
 Due after one through three years          245,427         245,967
 Due after three years                       93,258          93,289
-------------------------------------------------------------------------------
 Total                                  $ 1,234,344     $ 1,234,895
-------------------------------------------------------------------------------

NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

International operates worldwide giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. International does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1998, International had forward exchange contracts to purchase $145,923,000 in foreign currencies (primarily Canadian Dollars and Pound Sterling) and to sell $50,702,000 in foreign currencies (primarily Canadian Dollars and

Singapore Dollars), at varying maturities from fiscal year 1999 through 2000. At March 31, 1997, International had forward exchange contracts to purchase $157,655,000 in foreign currencies (primarily Canadian Dollars and Pound Sterling), and to sell $48,803,000 in foreign currencies (primarily Canadian Dollars), at varying maturities from fiscal year 1998 through 2000.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either contracts in progress or advance billings on contracts or as a component of either other current assets or accrued liabilities. They are recognized as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1998, and 1997, International had deferred gains of $958,000 and $3,405,000, respectively, and deferred losses of $374,000 and $409,000, respectively, related to forward exchange contracts which will principally be recognized in accordance with the percentage of completion method of accounting.

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

Note receivable from an unconsolidated affiliate: At March 31, 1997, it was not practicable to estimate the fair value of International's 7.75% Note Receivable from the HeereMac joint venture because there were no quoted market prices and the time of its settlement could not be determined.

Long and short-term debt: The fair values of debt instruments are based on quoted market prices or, where quoted prices are not available, on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

Redeemable preferred stocks: The fair values of the redeemable preferred stocks of the Delaware Company are based on quoted market prices.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1998 and 1997, International had net forward exchange contracts outstanding to purchase foreign currencies with notional values of $95,221,000 and $108,852,000 and fair values of $97,181,000 and $115,205,000, respectively.

Interest rate swap agreements: The fair values of interest rate swaps are the amounts at which they could be settled and are estimated by obtaining quotes from brokers. At March 31, 1998 and 1997, International had an interest rate swap outstanding on current notional principal of $12,200,000 and $34,800,000, respectively, with a fair value of ($25,000) and ($395,000), respectively, which represents the estimated amount International would have to pay to terminate the agreement.

The estimated fair values of International's financial instruments are as follows:

                                   March 31, 1998            March 31, 1997
                                   --------------            --------------


                                 Carrying     Fair         Carrying     Fair
                                  Amount      Value         Amount      Value
                                  ------      -----         ------      -----
                                                  (In thousands)
Balance Sheet Instruments

Cash and cash equivalents       $  277,876   $  277,876   $  257,783  $  257,783
Investment securities            1,073,491    1,073,491      486,535     486,535
Debt excluding capital leases      745,524      794,296    1,105,496   1,139,914
Subsidiary's redeemable
 preferred stocks                  155,358      184,191      170,983     161,698

NOTE 17 - SEGMENT REPORTING

International's reportable segments are Marine Construction Services, Power Generation Systems and Government Operations. These segments are managed separately and are unique in technology, services and customer class.

Marine Construction Services, which includes the results of JRM, supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms, specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides project management services, engineering services, subsea trenching services, diving services, procurement activities, and removal, salvage and refurbishment services of offshore fixed platforms.

Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities.

Government Operations supplies nuclear reactor components and nuclear fuel assemblies to the U.S. Government, manages and operates government owned facilities, supplies commercial nuclear environmental services and other government and commercial nuclear services.

Other Operations is comprised of certain small businesses which primarily includes the engineering and construction activities and plant outage maintenance of certain Canadian operations and manufacturing of auxiliary equipment such as air cooled heat exchangers and replacement parts. Other also includes shipbuilding and contract research activities.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, non-employee products liability asbestos claims provisions, contract and insurance claims provisions, legal expenses and gains on sales of corporate assets. Other reconciling items to income (loss) before provision for income taxes are interest income, interest expense, minority interest and other-net. Assets excluded from segment assets are primarily insurance recoverable for products liabilities, excess cost over fair value of net assets purchased, investments in debt securities and prepaid pension costs. Amortization of the excess of cost over fair value of net assets purchased was allocated to the reportable segments for all years presented.

On May 7, 1998, JRM sold its interest in McDermott Engineering (Europe) Limited. Management also intends to exit other European engineering operations. In fiscal years 1998, 1997 and 1996, these operations had revenues of $288,687,000, $294,780,000 and $390,605,000, respectively, and operating income of $6,177,000,
$9,739,000, and $4,524,000, respectively.

In fiscal years 1998, 1997 and 1996, the U. S. Government accounted for approximately 10%, 11% and 12%, respectively, of International's total revenues. These revenues are principally included in the Government Operations segment.

In fiscal year 1998, asset impairment losses of $280,171,000, primarily due to the write-off of $262,901,000 of goodwill associated with the acquisition of OPI and the write-down of marine vessels included in property, plant and equipment in the amount of $9,891,000 decreased Marine Construction Services' segment income. These decreases were offset by increases in segment income pertaining to the termination of the HeereMac joint venture, a gain of $224,472,000 recognized from the termination and $61,637,000 from the distribution of earnings. Asset impairment losses, primarily associated with manufacturing facilities, resulted in a decrease in Power Generation Systems' segment income of $6,395,000 in fiscal 1998. A net increase in Other Operations' income of $124,816,000 was a result of gains on the sale of International's interest in Sakhalin Energy Investment Company Ltd. and Universal Fabricators Incorporated, offset by impairment losses, primarily the write-off of goodwill associated with the acquisition of MECL. In fiscal year 1997, asset gains net of impairment losses resulted in a decrease in Marine Construction Services' segment operating loss of $29,021,000. Also in fiscal year 1997, the write-down of an equity investment and asset impairment losses, partially offset by a gain from the sale of certain assets, resulted in an increase in Power Generation Systems' segment loss of $20,251,000. An asset impairment loss resulted in an increase in Other Operations loss of $11,575,000 in fiscal year 1997. In fiscal year 1996, a gain of $34,788,000 resulting from the sale of International's interest in Caspian Sea oilfields resulted in an increase in Other segment income.

Segment Information for the Three Fiscal Years Ended March 31, 1998.

1.  Information about International's Operations in Different Industry Segments.

REVENUES /(1)/                         1998          1997           1996
--------                               ----          ----           ----
                                              (In thousands)
Marine Construction Services      $ 1,855,486    $ 1,408,469    $ 1,259,451
Power Generation Systems            1,142,721        985,430      1,145,071
Government Operations                 370,519        373,051        369,705
Other Operations                      337,787        458,116        500,801
Adjustments and Eliminations          (31,878)       (74,216)       (30,710)
-------------------------------------------------------------------------------

        Total Revenues            $ 3,674,635    $ 3,150,850    $ 3,244,318
-------------------------------------------------------------------------------

/(1)/Segment revenues are net of the following intersegment transfers and other adjustments:

 Marine Construction Services Transfers     $ 20,743    $ 24,530   $  17,610
 Power Generation Systems Transfers            5,027       5,057      14,075
 Government Operations Transfers               4,070       7,032       9,365
 Other Operations Transfers                    5,925      18,324      15,727
 Adjustments and Eliminations                 (3,887)     19,273     (26,067)
-------------------------------------------------------------------------------

 Total                                      $ 31,878    $ 74,216   $  30,710
-------------------------------------------------------------------------------

OPERATING INCOME (LOSS):
                                               1998        1997          1996
                                               ----        ----          ----
Segment Operating Income (Loss):
 Marine Construction Services               $ 107,122   $  10,819    $  36,914
 Power Generation Systems                      82,431     (34,584)      19,984
 Government Operations                         35,816      32,458       25,869
 Other Operations                               4,679     (30,641)     (32,883)
-------------------------------------------------------------------------------

   Total Segment Operating Income (Loss)    $ 230,048   $ (21,948)   $  49,884
-------------------------------------------------------------------------------

Gain (Loss) on Asset Disposal and Impairments - Net:
 Marine Construction Services               $ (40,119)  $  29,021    $   2,530
 Power Generation Systems                      (6,086)    (19,205)       3,514
 Government Operations                            523         396          281
 Other Operations                             128,239     (11,858)      37,852
 ------------------------------------------------------------------------------
   Total Gain (Loss) on Asset Disposal
       and Impairments - Net                $  82,557   $  (1,646)   $  44,177
 ------------------------------------------------------------------------------

Income (Loss) from Investees:/(1)/
  Marine Construction Services              $  70,236   $  (7,833)   $   9,124
 Power Generation Systems                       7,541        (347)      35,721
 Government Operations                          4,236       3,630        2,259
 Other Operations                               3,376         737        1,317
-------------------------------------------------------------------------------
 Total Income (Loss) from Investees         $  85,389   $  (3,813)   $  48,421
-------------------------------------------------------------------------------

SEGMENT INCOME (LOSS):/ (2)/
 Marine Construction Services               $ 137,239   $  32,007    $  48,568
 Power Generation Systems                      83,886     (54,136)      59,219
 Government Operations                         40,575      36,484       28,409
 Other Operations                             136,294     (41,762)       6,286
-------------------------------------------------------------------------------
   Total Segment Income (Loss)                397,994     (27,407)     142,482
-------------------------------------------------------------------------------

Other Unallocated Items                        (5,286)    (72,382)     (17,743)
General Corporate Expenses-Net                (37,251)    (47,456)     (37,100)
-------------------------------------------------------------------------------
Total Operating Income (Loss)               $ 355,457   $(147,245)   $  87,639
-------------------------------------------------------------------------------
/(1) /Other Unallocated Items includes Income (Loss) from Investees of ($7,000),
     ($285,000), and $17,000 for fiscal years 1998, 1997 and 1996, respectively.

/(2) /Other unallocated items include the following:

  Non-Employee Products Asbestos
    Claim Provisions                        $       -   $ (55,692)   $  (4,000)
  Contract and Insurance Claim
    Provisions                                      -     (12,506)     (12,600)
  Employee Benefits & Insurance
    Income (Expense)                            7,303       2,538        7,814
  Legal Expenses                               (4,729)     (4,354)      (5,849)
  Other                                        (7,860)     (2,368)      (3,108)
--------------------------------------------------------------------------------

  Total                                     $  (5,286)  $ (72,382)   $ (17,743)
--------------------------------------------------------------------------------

                                                           1998             1997           1996
                                                           ----             ----           ----

                                                                       (In thousands)
SEGMENT ASSETS

Marine Construction Services                        $   874,143      $ 1,313,802    $ 1,449,730
Power Generation Systems                                559,162          537,937        666,572
Government Operations                                   178,958          187,031        209,305
Other Operations                                        124,547          228,280        261,209
------------------------------------------------------------------------------------------------

  Total Segment Assets                                1,736,810        2,267,050      2,586,816
------------------------------------------------------------------------------------------------
   Other Assets                                       1,280,975        1,396,955      1,253,328
   Corporate Assets                                   1,483,345          935,477        547,107
------------------------------------------------------------------------------------------------

  Total Assets                                      $ 4,501,130      $ 4,599,482    $ 4,387,251
------------------------------------------------------------------------------------------------

CAPITAL EXPENDITURES

Marine Construction Services/(1)/                   $    57,704      $    66,082    $    87,477
Power Generation Systems                                  9,315           14,886         17,766
Government Operations                                     4,312            4,128          5,896
Other Operations                                          3,278            7,329         14,285
------------------------------------------------------------------------------------------------

 Segment Capital Expenditures                            74,609           92,425        125,424
------------------------------------------------------------------------------------------------

 Corporate and Other Capital Expenditures                 1,040              767          1,232
------------------------------------------------------------------------------------------------

  Total Capital Expenditures                        $    75,649      $    93,192    $   126,656
------------------------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION

Marine Construction Services                        $    93,843      $    99,675    $    86,400
Power Generation Systems                                 19,569           14,842         15,333
Government Operations                                    12,481           13,609         14,123
Other Operations                                          6,712           10,017         12,000
------------------------------------------------------------------------------------------------

 Segment Depreciation and Amortization                  132,605          138,143        127,856
------------------------------------------------------------------------------------------------

 Corporate and Other Depreciation and Amortization        9,696           13,438         12,019
------------------------------------------------------------------------------------------------

  Total Depreciation and Amortization               $   142,301      $   151,581    $   139,875
------------------------------------------------------------------------------------------------

INVESTMENT IN UNCONSOLIDATED AFFILIATES

Marine Construction Services                        $    29,069      $    72,712    $    72,806
Power Generation Systems                                 40,159           34,600         48,065
Government Operations                                     2,090            2,017          2,947
Other Operations                                          4,965           29,778         25,079
------------------------------------------------------------------------------------------------

  Total Investment in Unconsolidated Affiliates     $    76,283      $   139,107    $   148,897
------------------------------------------------------------------------------------------------

/(1)/ Includes property, plant and equipment of $30,559,000 in fiscal year 1998 acquired through termination of the HeereMac joint venture and $11,198,000 in fiscal year 1996 of an acquired company.

2.  Information about International's Product and Service Lines:

                                                   1998          1997          1996
                                                   ----          ----          ----
                                                           (In thousands)
Revenues:
  Marine Construction Services:
     -   Offshore Operations                $   743,114   $   591,021   $   548,634
     -   Fabrication Operations                 455,306       376,257       311,609
     -   Engineering Operations                 276,422       235,672       248,329
     -   Procurement Activities                 425,440       240,108       235,884
     -   Adjustments and Eliminations           (44,796)      (34,589)      (85,005)
-------------------------------------------------------------------------------------

           Total                              1,855,486     1,408,469     1,259,451
-------------------------------------------------------------------------------------

  Power Generation Systems:
     -   Original Equipment Manufacturers'
          Operations                            471,363       385,000       465,324
     -   Nuclear Equipment Operations            89,816       108,498       168,281
     -   Aftermarket Goods and Services         508,895       477,756       498,966
     -   Operations and Maintenance              37,988        29,260        30,640
     -   Boiler Auxiliary Equipment              86,355        54,013        60,140
     -   Adjustments and Eliminations           (51,696)      (69,097)      (78,280)
-------------------------------------------------------------------------------------

           Total                              1,142,721       985,430     1,145,071
-------------------------------------------------------------------------------------

  Government Operations:
     -   Naval Reactor Program                  202,126       222,697       231,977
     -   Nuclear Environmental Services          26,177        42,709        28,868
     -   Management & Operation Contracts
           of U. S. Government Facilities        64,226        13,603         3,301
     -   Other Government Operations             78,530        93,725       103,970
     -   Other Commercial Operations             10,951         9,001        10,730
     -   Adjustments and Eliminations           (11,491)       (8,684)       (9,141)
 -------------------------------------------------------------------------------------

           Total                                370,519       373,051       369,705
-------------------------------------------------------------------------------------

  Other Operations:
     -   Engineering & Construction              62,448       146,025       223,372
     -   Plant Outage Maintenance               151,050       144,207       141,605
     -   Shipbuilding Operations                 10,746        80,152        42,289
     -   Contract Research                       17,180        23,592        24,870
     -   Auxiliary Equipment                     97,640        68,028        66,648
     -   All Others                                  31         9,468        22,772
     -   Adjustments and Eliminations            (1,308)      (13,356)      (20,755)
-------------------------------------------------------------------------------------

           Total                                337,787       458,116       500,801
-------------------------------------------------------------------------------------

     Adjustments and Eliminations               (31,878)      (74,216)      (30,710)
-------------------------------------------------------------------------------------

  Total Revenues                            $ 3,674,635   $ 3,150,850   $ 3,244,318
-------------------------------------------------------------------------------------

3. Information about International's Operations in Different Geographic Areas.



                                     1998           1997           1996
                                     ----           ----           ----
                                               (In thousands)

Revenues/(1)/
       -   United States      $ 1,688,388    $ 1,431,868    $ 1,489,477
       -   United Kingdom         364,894        322,760        435,807
       -   Canada                 264,846        257,285        386,995
       -   Qatar                  264,397         99,617         58,029
       -   Indonesia              230,825         95,127        192,190
       -   China                  139,403        103,064         70,467
       -   Myanmar                110,692         51,014              -
       -   Thailand                73,223         43,498         47,920
       -   South Korea             65,519         74,717         11,639
       -   Israel                  48,294         72,446         25,712
       -   Other Countries        424,154        599,454        526,082
--------------------------------------------------------------------------

          Total               $ 3,674,635    $ 3,150,850    $ 3,244,318
--------------------------------------------------------------------------

Property, Plant and Equipment, net

       -   United States      $   280,472    $   315,682    $   369,990
       -   United Kingdom          75,956         84,830         92,437
       -   Netherlands             45,347         33,868         47,894
       -   Canada                  36,275         39,008         40,336
       -   Singapore               20,012         20,974         36,225
       -   Angola                       -         26,194         35,228
       -   Other Countries         75,632         79,189         68,577
--------------------------------------------------------------------------

          Total               $   533,694    $   599,745    $   690,687
--------------------------------------------------------------------------
/(1) / Geographic revenues are allocated based on the location of the customer.

NOTE 18 -  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31, 1998 and 1997.


                                                        1998
                                                        ----
                                            Q U A R T E R   E N D E D

                             ----------------------------------------------
                             JUNE 30,    SEPT. 30,     DEC. 31,   MARCH 31,
                               1997        1997          1997       1998
                             --------    ---------     --------   ----------

                               (In thousands, except for per share amounts)

Revenues                    $ 928,087   $ 920,051    $ 901,735   $ 924,762
Operating income              144,794      88,777       89,366      32,520
Net income                    109,860      38,161       50,992      16,677

Earnings per common share:
 Basic                      $    1.97   $    0.65    $    0.88   $    0.26
 Diluted                    $    1.79   $    0.62    $    0.82   $    0.25


Pretax results for the quarter ended June 30, 1997 include a gain of $96,059,000 from the sale of International's interest in Sakhalin Energy Investment Company, Ltd. Pretax results for the quarter ended September 30, 1997 include a gain of $33,072,000 from the sale of International's interest in Universal Fabricators Incorporated. Pretax results for the quarter ended December 31, 1997 include a gain $223,651,000 and a $61,637,000 distribution of earnings from the termination of the HeereMac joint venture and impairment losses of $275,112,000, including a write-off of goodwill associated with the acquisition of OPI of $262,901,000. Pretax results for the quarter ended March 31, 1998 include losses of $10,315,000 related to the impairment of assets and related goodwill and a $5,419,000 provision for employee severance costs.

                                                        1997
                                     ------------------------------------------
                                                Q U A R T E R   E N D E D
                                     ------------------------------------------

                                     JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                       1996       1996        1996       1997
                                     --------   ---------   --------   ---------

                                    (In thousands, except for per share amounts)

Revenues                            $ 872,809  $ 800,921  $ 744,700   $ 732,420
Operating income (loss)                 5,329    (17,172)    55,038    (190,440)
Net income (loss)                     (11,953)   (27,800)    23,486    (189,838)


Earnings (loss) per common share:
 Basic                              $   (0.26) $   (0.55) $    0.39   $   (3.52)
 Diluted                            $   (0.26) $   (0.55) $    0.39   $   (3.52)


Pretax results for the quarter ended September 30, 1996 include an asset impairment loss of $7,295,000. Pretax results for the quarter ended December 31, 1996, include gains on asset disposals of $43,124,000, including realization of $12,271,000 of the deferred gain on the sale of major marine vessels to HeereMac, and favorable workers' compensation cost and other insurance adjustments of $21,441,000. Pretax results for the quarter ended March 31, 1997 include gains on asset disposals of $28,997,000, a provision of $72,400,000 for estimated future non-employee products liability asbestos claims, asset impairment losses of $47,347,000, write-downs of equity investments totaling $25,875,000, the write-down of certain claims of $12,506,000 for which recovery is no longer probable, and a $10,285,000 provision related to employee severance costs.

NOTE 19 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                    For the Three Fiscal Years Ended
                                 1998            1997             1996
                                 ----            ----             ----

                             (In thousands, except shares and per share amounts)

Basic:

 Net income (loss)             $    215,690    $   (206,105)   $     20,625

 Dividends on preferred
  stock, Series C                    (8,266)         (8,266)         (8,266)
 ------------------------------------------------------------------------------
 Net income (loss) for basic
  computation                  $    207,424    $   (214,371)   $     12,359
 ------------------------------------------------------------------------------

 Weighted average
  common shares                  55,432,949      54,322,804      53,774,196
 ------------------------------------------------------------------------------

 Basic earnings (loss) per
  common share                 $       3.74    $      (3.95)   $       0.23
 ------------------------------------------------------------------------------

                                                                       Continued

                                        For the Three Fiscal Years Ended
                                     1998            1997            1996
                                     ----            ----            ----

                             (In thousands, except shares and per share amounts)

Diluted:

 Net income (loss)                $    215,690   $   (206,105)   $     20,625

 Dividends on preferred
  stock, Series C                            -         (8,266)         (8,266)

 Dividends on Subsidiary's
  Series A $2.20 Cumulative
  Convertible Preferred Stock            6,200              -               -
  ------------------------------------------------------------------------------

 Net income (loss) for diluted
  computation                          221,890       (214,371)         12,359
 ------------------------------------------------------------------------------

Weighted average common
  shares (basic)                    55,432,949     54,322,804      53,774,196

Effect of dilutive securities:
 Stock options and restricted stock  1,446,585              -         612,066

 Subsidiary's Series A $2.20
  Cumulative Convertible
  Preferred Stock                    2,818,679              -               -

 Series C $2.875 Cumulative
  Convertible Preferred Stock        4,078,014              -               -
 ------------------------------------------------------------------------------

 Adjusted weighted average
  common shares and
  assumed conversions               63,776,227     54,322,804      54,386,262
 ------------------------------------------------------------------------------

Diluted earnings (loss) per common
  share                           $       3.48  $       (3.95)   $       0.23
 ------------------------------------------------------------------------------

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE



                                      None

                                P A R T   I I I


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement for McDermott International's 1998 Annual Meeting of Stockholders.


Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" in the Proxy Statement for McDermott International's 1998 Annual Meeting of Stockholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in McDermott International's Proxy Statement for the 1998 Annual Meeting of Stockholders.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                 NONE

                                 P A R T   I V

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report or incorporated by reference:

        1.  CONSOLIDATED FINANCIAL STATEMENTS

             Report of Independent Auditors

             Consolidated Balance Sheet
               March 31, 1998 and 1997

             Consolidated Statement of Income (Loss)
               For the Three Fiscal Years Ended March 31, 1998

             Consolidated Statement of Stockholders' Equity
               For the Three Fiscal Years Ended March 31, 1998

             Consolidated Statement of Cash Flows
               For the Three Fiscal Years Ended March 31, 1998

             Notes to Consolidated Financial Statements
               For the Three Fiscal Years Ended March 31, 1998

        2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

              All required financial statement schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

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

            4.1 Rights Agreement (incorporated by reference to Exhibit 1 to McDermott International, Inc.'s registration statement on Form 8-A, dated December 15, 1995).

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

            10.4* McDermott International, Inc.'s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994 as filed with the Commission under a Schedule 14A).

            10.5* McDermott International, Inc.'s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report of Form 10-K, as amended, for the fiscal year ended March 31, 1988).

            10.6* McDermott International, Inc.'s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 of McDermott International, Inc.'s 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27,
                     1994).

            10.7* McDermott International, Inc.'s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended for the fiscal year ended March 31, 1992).

            10.8* McDermott International, Inc.'s 1992 Director Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1992).

            10.9* McDermott International, Inc.'s Restated 1996 Officer Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on August 6, 1996 as filed with the Commission under a Schedule 14A).

            10.10* McDermott International, Inc.'s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997 as filed with the Commission under a Schedule 14A).

            21       Significant Subsidiaries of the Registrant.

            23       Consent of Independent Auditors.

            27       Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

   (b) Reports on Form 8-K:

   There were no reports on Form 8-K filed by McDermott International during the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      McDERMOTT INTERNATIONAL, INC.




                                      /s/ Roger E. Tetrault
                                      ------------------------------------
June  12, 1998                    By: Roger E. Tetrault
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



        Signature                       Title
        ---------                       -----


s/ Roger E. Tetrault             Chairman of the Board, Chief Executive
-----------------------------     Officer and Director (Principal Executive
Roger E. Tetrault                 Officer)


s/ Daniel R. Gaubert             Senior Vice President and Chief Financial
-----------------------------     Officer (Principal Financial and Accounting
Daniel R. Gaubert                 Officer)


-----------------------------                     Director
Theodore H. Black


s/ Phillip J. Burguieres                          Director
-----------------------------
Phillip J. Burguieres


s/ Bruce Demars                                   Director
-----------------------------
Bruce Demars


s/ Robert L. Howard                               Director
-----------------------------
Robert L. Howard

        Signature                       Title
        ---------                       -----


s/ John William Johnstone, Jr.                    Director
------------------------------
John William Johnstone, Jr.


s/ William McCollam, Jr.                          Director
------------------------------
William McCollam, Jr.


s/ John N. Turner                                 Director
------------------------------
John N. Turner


s/ Richard E. Woolbert                            Director
------------------------------
Richard E. Woolbert



June  12, 1998

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

4.1 Rights Agreement (incorporated by reference to Exhibit 1 to McDermott International, Inc.'s registration statement on Form 8-A, dated December 15, 1995).

10.1* McDermott International, Inc.'s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 of McDermott International, Inc.'s 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994).

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

10.4* McDermott International, Inc.'s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994 as filed with the Commission under a Schedule 14A).

10.5* McDermott International, Inc.'s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1988).

10.6* McDermott International Inc.'s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 of McDermott International, Inc.'s 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994).

10.7* McDermott International, Inc.'s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended for the fiscal year ended March 31, 1992).

10.8* McDermott International, Inc.'s 1992 Directors Stock Program (Incorporated by reference to Exhibit 10 to McDermott International, Inc.'s annual report on Form 10-K, as amended, for the fiscal year ended March 31, 1992).

                               INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                               Numbered
Number                           Description                            Pages
------                           -----------                            -----



10.9* McDermott International, Inc.'s Restated 1996 Officer Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on July 28, 1997 as filed with the Commission under a Schedule 14A).

10.10* McDermott International, Inc.'s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997 as filed with the Commission under a Schedule 14A).


21       Significant Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

27       Financial Data Schedule.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.