Form 10-K/A
period 1998-03-31
MCDERMOTT INTERNATIONAL INC
filed 1998-06-25
CIK 708819

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)                        FORM 10-K/A-1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                   For the fiscal year ended March 31, 1998
                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

Signature of Registrant                                                        9

Exhibit Index
-------------

     21 Significant Subsidiares of the Registrant

     27 Financial Data Schedule

     27 Financial Data Schedule

     99 Supplementary Financial Information on Panamanian
          Securities Regulations

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. as of March 31, 1998 and 1997, and for each of the three years in the period ended March 31, 1998, and have issued our report thereon dated May 19, 1998, except for the fifth and sixth paragraphs of Note 11, as to which the date is June 1, 1998. Our audits also included the financial statement schedule listed in the Index to Financial Statement Schedules and Exhibits in this Form 10-K/A-1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            ERNST & YOUNG LLP


New Orleans, Louisiana
May 19, 1998

                                                                      SCHEDULE I


                         MCDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEET
                            MARCH 31, 1998 AND 1997

ASSETS
------
                                                1998      1997
                                                ----      ----
                                                 (In thousands)
Current Assets:
  Cash and cash equivalents                  $ 10,272    $      43
  Accounts receivable - trade                     561          337
  Accounts receivable - other                   1,993        1,164
  Accounts receivable from subsidiaries       107,305      179,399
  Other current assets                          3,474        3,228
------------------------------------------------------------------
    Total Current Assets                      123,605      184,171
------------------------------------------------------------------

Investments in Subsidiaries and
  Other Investees, at Equity                1,320,178    1,102,496
------------------------------------------------------------------

Property, Plant and Equipment, at Cost:
  Buildings                                     3,328        3,328
  Machinery and equipment                       6,745        6,834
------------------------------------------------------------------
                                               10,073       10,162
  Less accumulated depreciation                10,066       10,116
------------------------------------------------------------------

    Net Property, Plant and Equipment               7           46
------------------------------------------------------------------
Investments in Debt Securities                 38,730            -
------------------------------------------------------------------

Other Assets                                   54,641       39,634
------------------------------------------------------------------

    TOTAL                                  $1,537,161   $1,326,347
==================================================================

See accompanying notes to condensed financial information.

                                                                       Continued



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                1998         1997
                                                ----         ----
                                                  (In thousands)
Current Liabilities:
  Current maturities of long-term debt     $    12,200   $    22,600
  Accounts payable                                 632         1,500
  Accounts payable to subsidiaries             819,254       813,804
  Accrued liabilities - other                   11,551        24,486
  Income taxes                                   2,888         2,362
--------------------------------------------------------------------

   Total Current Liabilities                   846,525       864,752
--------------------------------------------------------------------

Long-Term Debt                                       -        12,200
--------------------------------------------------------------------

Other Liabilities                               10,863        12,394
--------------------------------------------------------------------

Contingencies
--------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock                                2,875         2,875
  Common stock                                  56,608        54,937
  Capital in excess of par value             1,012,338       962,445
  Deficit                                     (341,916)     (538,163)
  Minimum pension liability                     (4,730)       (2,148)
  Net unrealized loss on investments               675        (4,132)
  Currency translation adjustments             (42,502)      (38,813)
  Treasury stock                                (3,575)            -
--------------------------------------------------------------------

   Total Stockholders' Equity                  679,773       437,001
--------------------------------------------------------------------

   TOTAL                                   $ 1,537,161   $ 1,326,347
====================================================================

                                                                      SCHEDULE I

                         MCDERMOTT INTERNATIONAL, INC.
                                 (PARENT COMPANY ONLY)
                           STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998


                                                    1998     1997      1996
                                                    ----     ----      ----
                                                        (In thousands)

Revenues                                         $      - $       -   $   840
-----------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding depreciation
    and amortization)                                 640    16,072         2
 Depreciation and amortization                      2,495       761     3,067
 Selling, general and administrative expenses       1,246     3,284     2,949
-----------------------------------------------------------------------------

                                                    4,381    20,117     6,018

Gain (Loss) on Asset Disposals-net                      2       (24)        -
-----------------------------------------------------------------------------

Operating Loss before Equity in
 Income (Loss) of Investees                        (4,379)  (20,141)   (5,178)

Equity in Income (Loss) of Subsidiaries
 and Other Investees                              221,974  (190,569)   16,314
-----------------------------------------------------------------------------

 Operating Income (Loss)                          217,595  (210,710)   11,136
-----------------------------------------------------------------------------

Other Income (Expense):
 Interest income                                    1,870     6,729    21,913
 Interest expense                                  (4,728)   (5,225)  (12,801)
 Other - net                                          953     1,871       377
-----------------------------------------------------------------------------
                                                   (1,905)    3,375     9,489
-----------------------------------------------------------------------------

Income (Loss) before Provision for
 (Benefit from) Income Taxes                      215,690  (207,335)   20,625

Benefit from Income Taxes                               -    (1,230)        -
-----------------------------------------------------------------------------

Net Income (Loss)                                $215,690 $(206,105)  $20,625
=============================================================================

See accompanying notes to condensed financial information.

                                                                      Schedule I
                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                              1998           1997        1996
                                              ----           ----        ----
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                          $  215,690     $(206,105)    $20,625
-------------------------------------------------------------------------------

Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                 2,495           761       3,067
  Equity in income or loss of subsidiaries
   and other investees, less dividends       (214,774)      207,769       4,936
  (Gain) loss on asset disposals-net               (2)           24           -
  Benefit from deferred taxes                       -        (1,230)          -
  Other                                        10,419         7,385       8,349
  Changes in assets and liabilities:
   Accounts and notes receivable               27,398       153,023     300,318
   Accounts payable                             4,582      (196,099)   (249,706)
   Income taxes                                   526        (4,212)       (195)
   Other, net                                 (26,909)       (6,897)     (5,953)
-------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                    19,425       (45,581)     81,441
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from asset disposals                       2             6           -
Purchases of property, plant and equipment          -             2           -
Investments in subsidiaries                         -       (68,162)       (100)
Maturities of debt securities                   5,000             -           -
Decrease in loans to subsidiaries                   -       231,000           -
-------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                     5,002       162,846        (100)
-------------------------------------------------------------------------------

                                                                       CONTINUED



                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                              1998          1997        1996
                                              ----          ----        ----
                                                        (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                  $ (22,600)    $ (20,500)   $ (18,500)
Issuance of common stock                      31,431           565        1,802
Decrease in loans from subsidiaries                -       (45,455)      (2,329)
Dividends paid                               (19,367)      (51,947)     (62,411)
Purchase of McDermott International, Inc.
  stock                                       (3,662)            -            -
-------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES        (14,198)     (117,337)     (81,438)
-------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             10,229           (72)         (97)
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                          43           115          212
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                   $  10,272     $      43    $     115
===============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest, including intercompany
    interest (net of amount capitalized)   $   5,317     $   5,778    $  13,267
 Income taxes, net of refunds              $       -     $       -    $     199
===============================================================================

See accompanying notes to condensed financial information.

                                                                      SCHEDULE I
                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                   NOTES TO CONDENSED FINANCIAL INFORMATION
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1998



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

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of:
                                              1998       1997
                                              ----       ----
                                               (In thousands)

10.375% Note payable due 1998 (Secured)      $12,200    $34,800

Less:  Amounts due within one year            12,200     22,600
                                             -------    -------
                                             $     -    $12,200
                                             =======    =======

NOTE 3 - CONTINGENCIES

McDermott International, Inc. has guaranteed the indebtedness of certain of its subsidiaries and other investees. At March 31, 1998, these guarantees included $16,869,000 of loans to and $5,289,000 of standby letters of credit issued by certain subsidiaries and other investees.

At March 31, 1998, McDermott International, Inc. had pledged all of the fair value of its investments in debt securities to secure payments under and in connection with certain reinsurance agreements.

NOTE 4 - DIVIDENDS RECEIVED

McDermott International, Inc. received dividends from its consolidated subsidiaries of $7,200,000, $17,200,000, and $21,250,000 for the years ended
March 31, 1998,  1997 and 1996, respectively.

                          SIGNATURE OF THE REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    McDERMOTT INTERNATONAL, INC.



                                    s/Daniel R. Gaubert
                                    ----------------------
                                    By:  Daniel R. Gaubert
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)



June 24, 1998

                                 EXHIBIT INDEX

Exhibit
Number
-------

  21    Significant Subsidiares of the Registrant

  27    Financial Data Schedule

  27.1  Financial Data Schedule - 1st Quarter

  27.2  Financial Data Schedule - 2nd Quarter

  99    Supplementary Financial Information on Panamanian Securities Regulations