Form 10-K/A
period 1998-03-31
MCDERMOTT INTERNATIONAL INC
filed 1998-07-01
CIK 708819

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A-2


(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1998
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                               Name of each Exchange
      Title of each class                       on which registered
      -------------------                      ----------------------
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

                                  YES    [ X ]  NO  [  ]

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

                                 EXHIBIT INDEX

   Exhibit
   Number
   ------

    27.3      Financial Data Schedule - 3rd Quarter