Form 10-Q
period 1998-06-30
MCDERMOTT INTERNATIONAL INC
filed 1998-08-10
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

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

                     Yes [X]             No [_]

The number of shares outstanding of the Company's Common Stock at July 30, 1998 was 59,199,121.

            M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

                        I N D E X  -  F O R M   1 0 - Q
                        -------------------------------

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION
------------------------------

  Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
      June 30, 1998 and March 31, 1998                                      4

     Condensed Consolidated Statement of Income (Loss)
      Three Months Ended June 30, 1998 and 1997                             6

     Condensed Statement of Comprehensive Income
      Three Months Ended June 30, 1998 and 1997                             7

     Condensed Consolidated Statement of Cash Flows
      Three Months Ended June 30, 1998 and 1997                             8

     Notes to Condensed Consolidated Financial Statements                  10

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   19


PART II - OTHER INFORMATION
---------------------------

  Item 6 -  Exhibits and Reports on Form 8-K                               31


SIGNATURES                                                                 32
----------

Exhibit 27 -  Financial Data Schedule                                      34

                                     PART I

                         McDERMOTT INTERNATIONAL, INC.



                             FINANCIAL INFORMATION
                             ---------------------



Item 1.  Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998

                                                            6/30/98     3/31/98
                                                           --------    --------
                                                                (Unaudited)
                                                               (In thousands)

                ASSETS
Current Assets:
 Cash and cash equivalents                               $  256,275  $  277,876
 Short-term investments in debt securities                   68,175         135
 Accounts receivable - trade                                471,945     550,552
 Accounts receivable - unconsolidated affiliates             35,876      52,351
 Accounts receivable - other                                154,310     139,864
 Products liabilities recoverable - current                 104,500     143,588
 Contracts in progress                                      226,463     239,548
 Inventories                                                 62,600      63,342
 Deferred income taxes                                       87,020      84,036
 Other current assets                                        41,177      45,264
                                                         ----------  ----------
    Total Current Assets                                  1,508,341   1,596,556
                                                         ----------  ----------
Property, Plant and Equipment, at Cost                    1,503,511   1,715,352
 Less accumulated depreciation                            1,026,122   1,181,658
                                                         ----------  ----------
    Net Property, Plant and Equipment                       477,389     533,694
                                                         ----------  ----------
Investments in Debt Securities:
 Government obligations                                     560,078     519,443
 Other investments                                          614,716     553,913
                                                         ----------  ----------
    Total Investments in Debt Securities                  1,174,794   1,073,356
                                                         ----------  ----------
Environmental and Products Liabilities Recoverable          585,708     604,870
                                                         ----------  ----------
Excess of Cost Over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $100,331,000 at June 30, 1998
 and $107,814,000 at March 31, 1998                         116,028     127,077
                                                         ----------  ----------
Prepaid Pension Costs                                       132,573     328,583
                                                         ----------  ----------
Other Assets                                                240,315     236,994
                                                         ----------  ----------
    TOTAL                                                $4,235,148  $4,501,130
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         6/30/98     3/31/98
                                                         --------    --------
                                                              (Unaudited)
                                                            (In thousands)
Current Liabilities:
 Notes payable and current maturities of
  long-term debt                                       $  103,780  $  156,300
 Accounts payable                                         263,255     301,988
 Environmental and products liabilities - current         158,351     181,234
 Accrued employee benefits                                121,223     146,839
 Accrued contract costs                                    71,098      89,321
 Advance billings on contracts                            282,797     268,764
 Other current liabilities                                329,432     316,680
                                                       ----------  ----------
    Total Current Liabilities                           1,329,936   1,461,126
                                                       ----------  ----------
Long-Term Debt                                            595,404     598,182
                                                       ----------  ----------
Accumulated Postretirement Benefit Obligation             144,655     393,616
                                                       ----------  ----------
Environmental and Products Liabilities                    709,317     751,620
                                                       ----------  ----------
Other Liabilities                                         276,498     271,489
                                                       ----------  ----------
Contingencies

Minority Interest:
 Subsidiary's preferred stocks                            155,358     155,358
 Other minority interest                                  219,131     189,966
                                                       ----------  ----------
    Total Minority Interest                               374,489     345,324

Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares;
   outstanding 2,875,000 at March 31, 1998
   Series C $2.875 cumulative convertible, par
   value $1.00 per share                                        -       2,875
  Common stock, par value $1.00 per share, authorized
   150,000,000 shares; issued 60,809,543 at
   June 30, 1998 and 56,607,861 at March 31, 1998          60,810      56,608
 Capital in excess of par value                         1,018,218   1,012,338
 Deficit                                                 (223,385)   (341,916)
 Treasury stock at cost, 585,614 shares at
  June 30, 1998 and 100,614 shares at March 31, 1998      (21,535)     (3,575)
 Accumulated other comprehensive loss                     (29,259)    (46,557)
                                                       ----------  ----------
    Total Stockholders' Equity                            804,849     679,773
                                                       ----------  ----------
    TOTAL                                              $4,235,148  $4,501,130
                                                       ==========  ==========

                         McDERMOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 JUNE 30, 1998

                                                   THREE MONTHS ENDED
                                                   6/30/98     6/30/97
                                                   --------    --------
                                                       (Unaudited)
                                                     (In thousands)

Revenues                                           $819,809    $928,087
                                                   --------    --------
Costs and Expenses:
  Cost of operations (excluding depreciation
   and amortization)                                679,677     786,852
  Depreciation and amortization                      26,559      38,323
  Selling, general and
   administrative expenses                           54,510      55,569
                                                   --------    --------
                                                    760,746     880,744
                                                   --------    --------
Gain on Asset Disposals and Impairments - Net        42,447      97,381
                                                   --------    --------
Operating Income before Income from Investees       101,510     144,724
Income from Investees                                16,903          70
                                                   --------    --------
  Operating Income                                  118,413     144,794
                                                   --------    --------
Other Income (Expense):
  Interest income                                    32,725      12,496
  Interest expense                                  (16,617)    (25,205)
  Minority interest                                 (37,691)     (6,693)
  Other - net                                        41,557       1,646
                                                   --------    --------
                                                     19,974     (17,756)
                                                   --------    --------
Income before Provision for Income Taxes            138,387     127,038
Provision for Income Taxes                           16,826      17,178
                                                   --------    --------
Net Income                                         $121,561    $109,860
                                                   ========    ========
Net Income Applicable to Common Stock
 (after Preferred Stock Dividends)                 $121,561    $107,794
                                                   ========    ========
Earnings per Common Share
  Basic                                            $   2.03    $   1.97
  Diluted                                          $   1.88    $   1.79
                                                   ========    ========
Cash Dividends:
  Per Common Share                                 $   0.05    $   0.05
  Per Preferred Share                              $      -    $   0.72
                                                   ========    ========

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                  CONDENSED STATEMENT OF COMPREHENSIVE INCOME
                                 JUNE 30, 1998


                                                    THREE MONTHS ENDED
                                                   6/30/98      6/30/97
                                                   -------      -------
                                                        (Unaudited)
                                                       (In thousands)

Net Income                                            $121,561  $109,860
                                                      --------  --------
Other Comprehensive Income:
  Currency translation adjustments:
    Foreign currency translations adjustments            1,408    (6,505)
    Sales of investments in foreign entities            15,596         -
  Unrealized gains on investments:
    Unrealized gains arising during the period,
     net of taxes                                          399     2,495
    Reclassification adjustment for (gains) losses
     included in net income                               (105)       22
                                                      --------  --------
Other Comprehensive Income (Loss)                       17,298    (3,988)
                                                      --------  --------
Comprehensive Income                                  $138,859  $105,872
                                                      ========  ========

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        THREE MONTHS ENDED
                                                        6/30/98     6/30/97
                                                        -------     -------
                                                             (Unaudited)
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $ 121,561   $ 109,860
                                                        ---------   ---------
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                            26,559      38,323
  Income from investees, less dividends                   (14,823)      2,700
  Gain on asset disposals and impairments - net           (42,447)    (97,381)
  Provision for (benefit from) deferred taxes             (16,966)      4,163
  Other                                                     3,640       7,089
  Changes in assets and liabilities, net of effects
   from divestitures:
    Accounts receivable                                    48,754      13,240
    Net contracts in progress and advance billings         28,797      24,865
    Accounts payable                                      (37,400)     15,461
    Accrued and other current liabilities                  21,950      49,613
    Other, net                                              1,749     (41,217)
Proceeds from insurance for products liabilities claims    42,330      39,720
Payments of products liabilities claims                   (63,838)    (50,833)
                                                        ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 119,866     115,603
                                                        ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                (16,796)     (9,282)
Purchases of  investments                                (325,151)   (244,480)
Sales and maturities of investments                       154,919     257,602
Proceeds from asset disposals                             114,573     121,653
Other                                                         (72)     (2,706)
                                                        ---------   ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (72,527)    122,787
                                                        ---------   ---------

                                                                       CONTINUED
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                          THREE MONTHS ENDED
                                                         6/30/98      6/30/97
                                                         -------      -------
                                                             (Unaudited)
                                                            (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                               $(40,906)   $ (33,402)
Increase (decrease) in short-term borrowing                1,748     (170,994)
Issuance of common stock                                   2,857        5,317
Issuance of subsidiary's stock                             1,051        1,988
Dividends paid                                            (4,885)      (4,812)
Purchases of McDermott International, Inc. stock         (17,960)           -
Acquisition of subsidiary's common stock                 (10,573)           -
Acquisition of subsidiary's preferred stock                    -       (4,314)
Other                                                       (126)        (984)
                                                        --------    ---------
NET CASH USED IN FINANCING ACTIVITIES                    (68,794)    (207,201)
                                                        --------    ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                    (146)         358
                                                        --------    ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        (21,601)      31,547
                                                        --------    ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         277,876      257,783
                                                        --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $256,275    $ 289,330
                                                        ========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)                  $  8,232    $  15,674
  Income taxes (refunds) - net                          $ 11,480    $ (13,859)
                                                        ========    =========

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE 1 - BASIS OF PRESENTATION

McDermott International, Inc. ("MII") is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated ("MI"). Unless the context otherwise requires, hereinafter, "McDermott" will be used to mean the consolidated enterprise.

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for a gain on the dissolution of a joint venture of $37,390,000, a gain on the settlement and curtailment of postretirement benefit plans of $38,900,000, interest income of $12,207,000 on settlement of Internal Revenue Service exposure items and a gain of $12,000,000 from the sale of assets of a joint venture during the three months ended June 30, 1998; and a gain of $96,059,000 from the sale of McDermott's interest in Sakhalin Energy Investment Company, Ltd. during the three months ended June 30, 1997. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in MII's annual report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE 2 - CHANGE IN ACCOUNTING POLICY

Effective April 1, 1998, McDermott adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," to report and display comprehensive income and its components. Under this new principle, the accumulated other comprehensive income or loss is displayed in the Condensed Consolidated Balance Sheet as a component of Stockholders' Equity. Accumulated balances for each classification in Accumulated other comprehensive loss is disclosed in Note 5. Comprehensive Income is displayed in a separate Condensed Statement of Comprehensive Income included in the financial statements.

NOTE 3 - PRODUCTS LIABILITY

At June 30, 1998, the estimated liability for pending and future non-employee products liability asbestos claims was $822,853,000 (of which approximately $268,000,000 had been asserted) and estimated insurance recoveries were $666,408,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, changes in estimates could result in a material adjustment to operating results for any fiscal quarter or year, including within the next year, should expected declines in the number of claims not occur, and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories at June 30 and March 31, 1998 are summarized below:

                                   June 30,     March 31,
                                    1998         1998
                                   --------     ---------
                                 (Unaudited)
                                      (In thousands)

Raw Materials and Supplies         $46,008      $47,411
Work in Progress                     8,155        6,720
Finished Goods                       8,437        9,211
                                   -------      -------
                                   $62,600      $63,342
                                   =======      =======

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity at June 30 and March 31, 1998 are as follows:

                                         June 30,     March 31,
                                           1998          1998
                                        -----------   ----------
                                        (Unaudited)
                                              (In thousands)
Currency Translation Adjustments        $(25,498)     $(42,502)
Net Unrealized Gain on Investments           969           675
Minimum Pension Liability                 (4,730)       (4,730)
                                        --------      --------
                                        $(29,259)     $(46,557)
                                        ========      ========

NOTE 6 - DISPOSITIONS

On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture. Pursuant to the termination, JRM received cash of approximately $105,000,000, ETPM S.A.'s derrick/lay barge 1601 and minority ownership in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and ownership in McDermott Subsea Constructors Limited and McDermott-ETPM West, Inc. The Consolidated Statement of Income for the three months ended June 30, 1997 includes revenues of $26,870,000 and operating income of $1,726,000 attributable to operations transferred to ETPM S.A.

On May 7, 1998, JRM sold its interest in its brownfield engineering operations and received net cash of approximately $2,210,000. Management also intends to exit its greenfield engineering operations. In the three months ended June 30, 1998 and 1997, these operations had revenues of $34,147,000 and $75,964,000, respectively, and operating income (loss) of ($2,082,000) and $1,301,000, respectively.

During the three months ended June 30, 1998, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

NOTE 7 - SETTLEMENT AND CURTAILMENT OF POSTRETIREMENT BENEFIT PLANS

Effective April 1, 1998, McDermott terminated all postretirement health care benefits and substantially all postretirement life insurance benefits for salaried and non-union hourly employees. As a result of the termination, the total accumulated postretirement benefit obligation of McDermott decreased $251,940,000. On the same date, the pension plans for the employees affected by the termination were amended to increase the benefits payable to the participants to offset the cost of postretirement health care and life insurance. As a result of the amendments to the plans, the total projected benefit obligation of McDermott increased $213,040,000. The decrease in the accumulated postretirement benefit obligation was measured against the estimated increase in the total projected benefit obligation of the pension plans and the resulting gain of $38,900,000 was recognized in the three months ended June 30, 1998.

NOTE 8 - CONVERSION OF PREFERRED STOCK

On April 6, 1998, MII called all of the outstanding shares of its Series C Cumulative Convertible Preferred Stock for redemption on April 21, 1998. At the close of business on the redemption date, all 2,875,000 preferred shares then outstanding were converted into 4,077,890 common shares.

NOTE 9  - INVESTIGATIONS AND LITIGATION

In March 1997, MII and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, MII and JRM notified authorities, including the Antitrust Division of the U. S. Department of Justice and the European Commission. As a result of MII's and JRM's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of MII or JRM at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

After receiving the allegations, JRM initiated action to terminate its interest in HeereMac, and, on December 19, 1997, JRM's co-venturer in the joint venture, Heerema, acquired JRM's interest in exchange for cash and title to several pieces of equipment. On December 21, 1997, HeereMac and one of its employees pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, North Sea and Far East. Heeremac and the HeereMac employee were fined $49,000,000 and $100,000, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither MII, JRM nor any of their officers, directors or employees was a party to those proceedings.

MII and JRM have cooperated and are continuing to cooperate with the Department of Justice in its investigation. Near the end of calendar 1997, the Department of Justice requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

MII and JRM are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the matters described above. MII and JRM are subject to a judicial order entered in 1976, with the consent of MI (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint ("Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others. The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages. Also in June 1998, Shell Offshore, Inc. and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against MII, JRM, HeereMac, Heerema and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act. In addition to seeking actual damages, among other things, the complaint also requests treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, or the companies' internal investigation, the above referenced lawsuits, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on McDermott's consolidated financial position and results of operations.

NOTE 10 - SEGMENT REPORTING

McDermott's reportable segments are Marine Construction Services, Power Generation Systems and Government Operations. These segments are managed separately and are unique in technology, services and customer class.

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

Government Operations supplies nuclear reactor components and nuclear fuel assemblies to the U. S. Government, manages and operates government owned facilities, supplies commercial nuclear environmental services and other government and commercial nuclear services.

Other Operations is comprised of certain small businesses which primarily includes the engineering and construction activities and plant outage maintenance of certain Canadian operations and manufacturing of auxiliary equipment such as air cooled heat exchangers and replacement parts. Other Operations also includes contract research activities.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses and other unallocated items. Other reconciling items before provision for income taxes are interest income, interest expense, minority interest and other-net.

Segment Information for the Three Months ended June 30, 1998 and 1997.

                                        THREE MONTHS ENDED
                                        6/30/98     6/30/97
                                        -------     -------
                                            (Unaudited)
                                          (In thousands)
REVENUES:

Marine Construction Services            $370,552    $478,223
Power Generation Systems                 259,129     285,037
Government Operations                    100,416      83,522
Other Operations                          90,181      86,911
Adjustments and Eliminations /(1)/          (469)     (5,606)
                                        --------    --------
 Total Revenues                         $819,809    $928,087
                                        ========    ========

/(1)/ Segment revenues are net of the following intersegment transfers and other adjustments:

Marine Construction Services Transfers  $ 1,322    $ 4,015
Power Generation Systems Transfers          437      1,097
Government Operations Transfers              58      1,628
Other Operations Transfers                   11      2,686
Adjustments and Eliminations             (1,359)    (3,820)
                                        -------    -------
 Total                                  $   469    $ 5,606
                                        =======    =======

                                             THREE MONTHS ENDED
                                             6/30/98    6/30/97
                                             -------    -------
                                                 (Unaudited)
                                               (In thousands)
OPERATING INCOME:

Segment Operating Income:
  Marine Construction Services                  $ 37,239   $ 27,599
  Power Generation Systems                        19,487     19,030
  Government Operations                            5,455      9,935
  Other Operations                                 3,862      1,455
                                                --------   --------
     Total Segment Operating Income             $ 66,043   $ 58,019
                                                --------   --------
Gain on Asset Disposals and Impairments - Net:
   Marine Construction Services                 $ 45,047   $    594
   Power Generation Systems                          124          3
   Government Operations                               6          -
   Other Operations                                   65     96,476
                                                --------   --------
     Total Gain on Asset Disposals and
      Impairments - Net                         $ 45,242   $ 97,073
                                                --------   --------
Income (Loss) from Investees:
   Marine Construction Services                 $ 13,515   $ (4,399)
   Power Generation Systems                        2,977      1,774
   Government Operations                             646        580
   Other Operations                                 (235)     2,122
                                                --------   --------
     Total Income from Investees                $ 16,903   $     77
                                                --------   --------
SEGMENT INCOME:

   Marine Construction Services                 $ 95,801   $ 23,794
   Power Generation Systems                       22,588     20,807
   Government Operations                           6,107     10,515
   Other Operations                                3,692    100,053
                                                --------   --------
     Total Segment Income                        128,188    155,169
                                                --------   --------
Other Unallocated Items                            1,264     (1,065)
General Corporate Expenses - Net                 (11,039)    (9,310)
                                                --------   --------
     Total Operating Income                     $118,413   $144,794
                                                ========   ========

NOTE 11 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                           For the Three Months Ended June 30,
                                                  1998            1997
                                                  ----            ----
                                                       (Unaudited)
                                               (In thousands, except shares
                                                  and per share amounts)
Basic:
Net income                                     $  121,561      $  109,860
Dividends on preferred stock, Series C                  -          (2,066)
                                               ----------      ----------
Net income for basic computation               $  121,561      $  107,794
                                               ==========      ==========
Weighted average common shares                 59,888,941      54,691,931
                                               ----------      ----------
Basic earnings per common share                $     2.03      $     1.97
                                               ==========      ==========
Diluted:

Net income                                     $  121,561      $  109,860
Dividends on Subsidiary's Series A $2.20
 Cumulative Convertible Preferred Stock             1,550           1,550
                                               ----------      ----------
Net income for diluted computation             $  123,111      $  111,410
                                               ==========      ==========
Weighted average common shares (basic)         59,888,941      54,691,931
Effect of dilutive securities:
  Stock options and restricted stock            2,063,272         745,396
  Subsidiary's Series A $2.20 Cumulative
     Convertible Preferred Stock                2,818,679       2,818,713
  Series C $2.875 Cumulative Convertible
     Preferred Stock                              761,827       4,078,014
                                               ----------      ----------
Adjusted weighted average common
 shares and assumed conversions                65,532,719      62,334,054
                                               ----------      ----------
Diluted earnings per common share              $     1.88      $     1.79
                                               ==========      ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

McDermott International, Inc. ("MII") is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated ("MI"). Unless the context otherwise requires, hereinafter, "McDermott" will be used to mean the consolidated enterprise.

Revenues of the Marine Construction Services segment are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. Marine Construction Services activities are managed and results are evaluated primarily on a geographic area basis. Marine Construction Services engineering activities, which include project management services and engineering services, are primarily managed and evaluated on a worldwide basis. During fiscal year 1998,
U. S. and North Sea markets remained steady while Far East and Middle East markets started to weaken. Economic and political instability in Indonesia and political turmoil on the Indian subcontinent will have an adverse effect on exploration and production spending.

Revenues of the Power Generation Systems segment are largely a function of capital spending by the electric power generation industry. This segment has recently experienced weak and difficult markets in nearly all of its product lines. Domestic utility original equipment markets remain sluggish as growth in demand remains modest and the electric power industry transitions from a regulated to a competitive environment. However, demand for services and replacement nuclear steam generators to the domestic utility industry continue at significant levels. In addition, most foreign markets for industrial and utility boilers remain strong. However, the currency crisis, which began in Southeast Asia in the summer of 1997, has slowed the number of inquiries and orders from the level of the previous year. This segment will be adversely affected by the economic and political instability in Indonesia and political turmoil on the Indian subcontinent.

Revenues of the Government Operations segment are largely a function of capital spending by the U. S. Government. Management does not expect this segment to experience any significant growth because of reductions in the defense budget over the past several years; however, management expects the segment to remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components to the
U. S. Government.

Revenues of Other Operations are affected by variations in the business cycles in the customers' industries and the overall economy. Other Operations is also affected by legislative issues such as environmental regulations and fluctuations in U. S. Government funding patterns.

A significant portion of McDermott's revenues and operating results are derived from its foreign operations. As a result, McDermott's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. McDermott attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that McDermott is unable to match the foreign currency receipts and disbursements related to its contracts, its practice of entering into forward exchange contracts to hedge foreign currency transactions reduces the impact of foreign exchange rate movements on operating results.

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward looking statements. These risks and uncertainties include, but are not limited to: decisions about offshore developments to be made by oil and gas companies; the deregulation of the U. S. energy market; governmental regulation and the continued funding of McDermott's contracts with
U. S. governmental agencies; estimates for pending and future non-employee asbestos claims; the highly competitive nature of McDermott's businesses; operating risks associated with the marine construction services business; economic and political instability in Indonesia; political turmoil on the Indian subcontinent; and the results of the ongoing investigation by MII and JRM and the U. S. Department of Justice into possible anti-competitive practices by MII and JRM, and related lawsuits filed in federal court in June 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

Marine Construction Services
----------------------------

Revenues decreased $107,671,000 to $370,552,000, primarily due to lower volume in Europe and West Africa as a result of the withdrawal from the European engineering markets and from lower volume in all activities in the Middle East and in worldwide engineering. These decreases were partially offset by higher volume in offshore and fabrication activities in North America and virtually all activities in the Far East.

Segment operating income increased $9,640,000 to $37,239,000, primarily due to higher volume and margins in virtually all activities in the Far East and North America. These increases were partially offset by lower volume in worldwide engineering and higher net operating expenses.

Gain on asset disposals and impairments-net increased $44,453,000 to $45,047,000, primarily due to the gain recognized from the termination of the McDermott-ETPM joint venture and the sale of three Gulf of Mexico vessels.

Income (loss) from investees increased $17,914,000 from a loss of $4,399,000 to income of $13,515,000, primarily due to the gain on the sale of assets in a Malaysian joint venture and losses recorded by McDermott-ETPM West, Inc. in the prior year.

Power Generations Systems
-------------------------

Revenues decreased $25,908,000 to $259,129,000, primarily due to lower revenues from fabrication and erection of fossil fuel steam and environmental control systems and replacement nuclear steam generators. These decreases were partially offset by higher revenues from plant enhancement projects, repair and alteration of existing fossil fuel steam systems and boiler cleaning equipment.

Segment operating income increased $457,000 to $19,487,000, primarily due to higher volume and margins from plant enhancement projects, repair and alteration of existing fossil fuel steam systems and boiler cleaning equipment. These increases were partially offset by lower volume and margins from fabrication and erection of fossil fuel steam and environmental control systems.

Income from investees increased $1,203,000 to $2,977,000. This represents the results of approximately seven joint ventures. The increase is primarily due to the favorable operating results from one domestic joint venture.

Government Operations
---------------------

Revenues increased $16,894,000 to $100,416,000, primarily due to higher revenues from management and operation contracts for U. S. Government owned facilities. This increase was partially offset by lower revenues from other government related operations and commercial nuclear environmental services.

Segment operating income decreased $4,480,000 to $5,455,000, primarily due to lower margins from commercial nuclear environmental services. This decrease was partially offset by higher margins from nuclear fuel assemblies and reactor components for the U. S. Government and higher volume from management and operation contracts for U. S. Government owned facilities.

Other
-----
Revenues increased $3,270,000 to $90,181,000, primarily due to higher revenues from engineering activities in Canadian operations and from air cooled heat exchangers. These were partially offset by lower revenues from plant maintenance activities in Canadian operations, domestic engineering and construction activities and the disposition of a non-core business in the prior year.

Operating income increased $2,407,000 to $3,862,000, primarily due to higher volume from engineering activities in Canadian operations, higher volume and margins from air cooled heat exchangers and the disposition of a non-core business in the prior year. These increases were partially offset by lower volume and margins from plant maintenance activities in Canadian operations.

Gain on asset disposals and impairments-net decreased $96,411,000 to $65,000, primarily due to the sale of McDermott's interest in Sakhalin Energy Investment Company Ltd. in the prior year.

Income (loss) from investees decreased $2,357,000 from income of $2,122,000 to a loss of $235,000, primarily due to lower operating results from two foreign and one domestic joint venture and the sale of a domestic joint venture in the prior year.

Other Income Statement Items
----------------------------

Interest income increased $20,229,000 to $32,725,000, primarily due to increases in investments in government obligations and other debt securities and interest income on settlement of Internal Revenue Service exposure items.

Interest expense decreased $8,588,000 to $16,617,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $30,998,000 to $37,691,000, primarily due to minority shareholder participation in the improved operating results of JRM.

Other-net increased $39,911,000 to $41,557,000, primarily due to a net gain on the settlement and curtailment of postretirement benefit plans. (See Note 7 to the condensed consolidated financial statements.)

The provision for income taxes decreased $352,000 to $16,826,000, while income before provision for income taxes increased $11,349,000 to $138,387,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of an increase in the proportion of income earned in taxable jurisdictions offset by a benefit of $22,679,000 recorded as a result of the decrease in the valuation allowance for deferred tax assets. McDermott operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are
responsible for shifts in the effective tax rate.    As a result of these
factors, the provision for income taxes was 12% of the pretax income for the three months ended June 30, 1998 compared to 14% for the three months ended June 30, 1997.

Backlog
-------
                                    6/30/98       3/31/98
                                  ----------    ----------
                                  (Unaudited)
                                       (In thousands)
Marine Construction Services      $1,106,976    $1,267,148
Power Generation Systems           1,148,877     1,124,427
Government Operations                720,005       814,378
Other                                312,215       352,066
Eliminations                        (125,707)     (148,789)
                                  ----------    ----------
  TOTAL BACKLOG                   $3,162,366    $3,409,230
                                  ==========    ==========

In general, all of McDermott's business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

Marine Construction Services' backlog declined in all operating areas as a result of lower oil prices. In addition, backlog in Europe and West Africa declined as a result of the withdrawal from the European engineering markets. Finally, backlog decreased as a result of sluggish economic environments in the Middle and Far East and the political instability in the Far East. Backlog relating to contracts to be performed by this segment's joint ventures (not included above) was $578,000,000 at June 30, 1998 compared to $587,000,000 at March 31, 1998.

Power Generation Systems' foreign markets have been adversely impacted by suspensions of power projects in Southeast Asia and Pakistan. The U. S. market for services and replacement nuclear steam generators are expected to remain strong and to make significant contributions to operating income into the foreseeable future. However, the U. S. market for industrial and utility boilers remains weak. Backlog relating to contracts to be performed by this segment's unconsolidated joint ventures (not included above) was $115,000,000 at June 30, 1998 compared to $128,000,000 at March 31, 1998.

At June 30, 1998, Government Operations' backlog with the U. S. Government was $708,838,000 (of which $44,430,000 had not been funded). This segment's backlog is not expected to experience any significant growth as a result of reductions in the defense budget over the past several years. It is expected to remain relatively constant since The Babcock & Wilcox Company ("B&W") is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Government.

Liquidity and Capital Resources
-------------------------------

During the three months ended June 30, 1998, McDermott's cash and cash equivalents decreased $21,601,000 to $256,275,000 and total debt decreased $55,298,000 to $699,184,000, primarily due to repayment of $40,906,000 in long-
term debt and the settlement of a note payable of $14,565,000 pursuant to the dissolution of the ETPM joint venture. During this period, McDermott provided cash of $119,866,000 from operating activities and received cash proceeds of $114,573,000 from asset disposals, including $95,546,000 from the sale of its ETPM joint venture. McDermott used cash of $170,232,000 for net purchases of investments, $28,533,000 for stock repurchases, $16,796,000 for additions to property, plant and equipment; and $4,885,000 for dividends on MII's common and preferred stock.

Pursuant to agreements with the majority of its principal insurers, McDermott negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. As a result of collection delays inherent in this process and the effect of agreed payment schedules with specific insurers, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $6,500 per claim over the last three years) has continued to rise. Claims paid during the three months ended June 30, 1998 were $63,838,000, of which $58,250,000 has been recovered or is due from insurers. At June 30, 1998, receivables of $117,600,000 were due from insurers for reimbursement of settled claims,
including $20,988,000 classified as long-term receivables.   Estimated
liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott's claims history and constitute management's best estimate of such future costs. Settlement of the liability is expected to occur over approximately the next 15 years. Estimated insurance recoveries are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Accordingly, the ultimate loss may differ materially from amounts provided in the consolidated financial statements. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott's liquidity, and management believes, based on information currently available, that they will not have a material adverse effect on liquidity in the future.

Expenditures for property, plant and equipment increased $7,514,000 to $16,796,000. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

At June 30 and March 31, 1998, B&W and certain of its affiliates and subsidiaries had sold, with limited recourse, an undivided interest in a designated pool of qualified accounts receivable of approximately $68,179,000 and $82,783,000, respectively, pursuant to a receivables purchase and sale
agreement with, among others, a U. S. Bank.   Depending on the amount of
qualified accounts receivable available for the pool, the amount sold can vary (but not exceed the maximum sales limit of $100,000,000) from time to time. At June 30 and March 31, 1998, McDermott accounted for sales of accounts receivables under the agreement as secured borrowings. Effective July 31, 1998, the receivables purchase and sale agreement was amended and restated to provide for, among other things, the inclusion of certain insurance recoverables in the pool of qualified accounts receivable as well as the attainment of sales treatment as opposed to secured financing treatment for this arrangement under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The amended and restated agreement, with a maximum sales limit available of $100,000,000 expires on July 31, 1999.

At June 30 and March 31, 1998, McDermott had available various uncommitted short-term lines of credit from banks totaling $111,235,000 and $127,061,000, respectively. Borrowings against these lines of credit at June 30 and March 31, 1998 were $637,000 and $5,100,000, respectively. At June 30 and March 31, 1998,
B&W was a party to a revolving credit facility under which there were no borrowings. In July 1998, B&W terminated its existing credit facility and, jointly and severally with Babcock & Wilcox Investment Company ("BWICO") and BWX Technologies, Inc., entered into a new $200,000,000 three year, unsecured credit agreement ("BWICO Credit Agreement") with a group of banks. Borrowings by the three companies against the BWICO Credit Agreement cannot exceed an aggregate amount of $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. In connection with satisfying a condition to borrowing or issuing letters of credit under the BWICO Credit Agreement, MI made a $15,000,000 capital contribution to BWICO in August 1998.

At March 31, 1998, JRM and certain of its subsidiaries were parties to a revolving credit facility under which there were no borrowings. In June 1998, JRM and such subsidiaries entered into a new $200,000,000 three year, unsecured credit agreement ("JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. Management does not anticipate JRM will need to borrow funds under the JRM Credit Agreement during fiscal year 1999.

MI and JRM are restricted, as a result of covenants in certain credit agreements, in their ability to transfer funds to MII and certain of its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1998, substantially all of the net assets of MI are subject to such restrictions. JRM is restricted, as a result of covenants in its indenture relating to its $250,000,000 9.375% Senior Subordinated Notes due July 2006, from paying cash dividends on, or repurchasing or redeeming, its capital stock (including the shares of its Common Stock and Series A $2.25 Cumulative Preferred Stock held by MII), or in transferring funds through unsecured loans to or investments in MII. At June 30, 1998, JRM could pay cash dividends on, or repurchase shares of, its capital stock (including shares held by MII) in the amount of $45,175,000, could pay up to an additional $9,600,000 of cash dividends on its Series A Preferred Stock held by MII and could make unsecured loans to or investments in MII of approximately $30,000,000. Additionally under such indenture, JRM is required to offer to purchase its outstanding 9.375% Senior Subordinated Notes at 100% of their principal amount, plus accrued and unpaid interest, to the extent that it has proceeds from certain asset sales and dispositions equal to or exceeding $25,000,000 that it has not used to permanently reduce certain senior or other indebtedness or reinvested in its business within a specified time period, generally 18 months, following each such asset sale or disposition. Currently, JRM has approximately $237,000,000 in proceeds from such asset sales and dispositions, which, if not used for repayment of debt or reinvested as described above, would be subject to this obligation commencing June 1999.

McDermott maintains an investment portfolio of government obligations and other investments. The fair value of short-term investments and the long-term portfolio at June 30, 1998 was $1,242,969,000. At June 30, 1998, approximately $63,412,000 fair value of these obligations were pledged to secure a letter of credit in connection with certain reinsurance agreements.

Working capital increased $42,975,000 from $135,430,000 at March 31, 1998 to $178,405,000 at June 30, 1998. During the remainder of fiscal year 1999, McDermott expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, sales of non-strategic assets, cash and cash equivalents, investments in debt securities and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott's liquidity or capital resources.

During fiscal year 1998, MII's Board of Directors approved a limited stock buy-back program. Under the program, MII can purchase up to two million shares of its Common Stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. During the quarter ended June 30, 1998, MII purchased 485,000 shares of its Common Stock at an average share price of $36.99.

Also during fiscal year 1998, JRM's Board of Directors approved a limited stock buy back program. Under the program, JRM can purchase up to two million shares of its Common

Stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. JRM's plan is also dependent on its ability to satisfy its debt covenants. During the quarter ended June 30, 1998, JRM purchased 275,200 shares of its Common Stock at an average share price of $38.38.

At June 30, 1998, MI was restricted under its public debt indentures in its ability to repurchase or redeem its capital stock, subject to certain exceptions, including to satisfy the annual mandatory sinking fund obligations on its Series A $2.20 Cumulative Convertible Preferred Stock and Series B $2.60 Cumulative Preferred Stock and for redemption of its preferred stock provided that any cash outlay is funded by a capital infusion from MII. During the three months ended June 30, 1998, MI's public debt indentures were amended to permit the call for redemption of its preferred stock provided that any cash outlay is funded by a capital infusion from MII. On July 17, 1998, MI redeemed all 2,152,766 shares of its Series B $2.60 Cumulative Preferred Stock for $31.25, plus $0.1156 in accrued but unpaid dividends, per share. In connection therewith, MII made a $68,000,000 capital contribution to MI. Management is also considering calling for redemption all of MI's outstanding Series A $2.20 Cumulative Convertible Preferred Stock.

MII has provided a valuation allowance for deferred tax assets of $46,378,000 which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of deferred tax assets are the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Impact of the Year 2000
-----------------------

The Year 2000 issue is the result of computer systems being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in similar normal business activities. McDermott has established a Year 2000 risk management program to identify and correct problems associated with the Year 2000 issue. The scope of McDermott's Year 2000 risk management program covers internal computer systems and process control systems, embedded systems in products delivered to customers and the analysis of critical supplier dependencies.

Based on assessments, McDermott has determined that it will be required to modify or replace significant portions of its business systems software so that those systems will function properly with respect to dates in the Year 2000 and thereafter. McDermott presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. McDermott has several hardware and operating system software environments. The mainframe computing environment is provided by a third party. Operating system upgrades, applicable remediation and application replacement projects are in progress. If modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of McDermott.

McDermott has initiated a program to determine the nature of potential exposure related to the Year 2000 issue for products it has sold, to develop a communication program for customers potentially impacted, and to assess process control systems. McDermott does not expect this exposure to have a material adverse effect on its results of operations.

McDermott will use both internal and external resources to reprogram, replace, and test the software for Year 2000 modifications. McDermott's business units and its Corporate Office are anticipating having all critical systems Year 2000 compliant no later than June 30, 1999, which is prior to any anticipated impact on their business. The cost of the Year 2000 remediation projects is estimated at $36,000,000 and is being funded through operating cash flows. Of the total project cost, $8,000,000 is attributable to the purchase of software which will be capitalized and the remaining $28,000,000 will be expensed as incurred. Costs to date include $3,000,000 capital and $8,000,000 expense.

The costs of the project and the dates on which McDermott believes it will complete its Year 2000 project are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including continued availability of resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, and other similar uncertainties.

New Accounting Standards
------------------------

In May 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15,1998. SOP 98-5 provides guidance on accounting for the costs of start-up activities and requires that entities expense start-up costs and organization costs as they are incurred. McDermott has not yet finalized its review of SOP 98-5, but it is not expected to have a material impact on its consolidated financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 will require McDermott to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. McDermott has not yet determined what the effect of SFAS No. 133 will have on the its consolidated financial position or results of operations.

                                    PART II
                         McDERMOTT INTERNATIONAL, INC.

                               OTHER INFORMATION
                               -----------------

No information is applicable to Part II for the current quarter, except as noted below:

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K
       A current report on Form 8-K, Item 4, dated July 29, 1998 was filed on July 30, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McDERMOTT INTERNATIONAL, INC.




                                    /s/ Daniel R. Gaubert
                                    --------------------------------------------

                              By:   Daniel R. Gaubert
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer and Duly Authorized Representative)

August 7, 1998

                                 EXHIBIT INDEX


Exhibit    Description

  27       Financial Data Schedule