Form 10-Q
period 1998-09-30
MCDERMOTT INTERNATIONAL INC
filed 1998-11-12
CIK 708819

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                         McDERMOTT INTERNATIONAL, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)


         REPUBLIC OF PANAMA                             72-0593134
-------------------------------------------------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


            1450 Poydras Street, New Orleans, Louisiana  70112-6050
-------------------------------------------------------------------------------
            (Address of Principal Executive Offices)     (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-5400
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]                No [ ]

The number of shares outstanding of the Company's common stock at October 29, 1998 was 59,011,833.

           M c D E R M O T    I N T E R N A T I O N A L ,   I N C.

                        I N D E X  -  F O R M   1 0 - Q

                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

  Item 1 -  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
      September 30, 1998 and March 31, 1998                                                           4

     Condensed Consolidated Statement of Income
      Three and Six Months Ended September 30, 1998 and 1997                                          6

     Condensed Consolidated Statement of Comprehensive Income
      Three and Six Months Ended September 30, 1998 and 1997                                          7

     Condensed Consolidated Statement of Cash Flows
      Six months Ended September 30, 1998 and 1997                                                    8

     Notes to Condensed Consolidated Financial Statements                                            10

  Item 2 -  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                            20

PART II - OTHER INFORMATION

  Item 3 -  Legal Proceedings                                                                        35

  Item 4 -  Submission of Matters to a Vote of Security Holders                                      37

  Item 6 -  Exhibits and Reports on Form 8-K                                                         37

SIGNATURES                                                                                           38

Exhibit 27 -  Financial Data Schedule                                                                40

                                     PART I

                         McDERMOTT INTERNATIONAL, INC.

                             FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998

                                     ASSETS

                                                            9/30/98          3/31/98
                                                            -------          -------
                                                          (Unaudited)
                                                                 (In thousands)
Current Assets:
 Cash and cash equivalents                               $  345,934       $  277,876
 Accounts receivable - trade                                313,960          550,552
 Accounts receivable - unconsolidated affiliates            164,328           52,351
 Accounts receivable - other                                105,948          139,864
 Products liabilities recoverable - current                  97,900          143,588
 Contracts in progress                                      199,212          239,548
 Inventories                                                 57,544           63,342
 Deferred income taxes                                       81,548           84,036
 Other current assets                                        28,188           45,399
------------------------------------------------------   ----------       ----------

  Total Current Assets                                    1,394,562        1,596,556
------------------------------------------------------   ----------       ----------

Property, Plant and Equipment, at Cost                    1,509,352        1,715,352
 Less accumulated depreciation                            1,039,874        1,181,658
------------------------------------------------------   ----------       ----------

  Net Property, Plant and Equipment                         469,478          533,694
------------------------------------------------------   ----------       ----------

Investments in Debt Securities:
 Government obligations                                     536,670          519,443
 Other investments                                          490,783          553,913
------------------------------------------------------   ----------       ----------

  Total Investments in Debt Securities                    1,027,453        1,073,356
------------------------------------------------------   ----------       ----------

Environmental and Products Liabilities Recoverable          540,156          604,870
------------------------------------------------------   ----------       ----------

Excess of Cost over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $103,370,000 at September 30, 1998
 and $107,814,000 at March 31, 1998                         114,246          127,077
------------------------------------------------------   ----------       ----------

Prepaid Pension Costs                                       115,582          328,583
------------------------------------------------------   ----------       ----------

Other Assets                                                231,478          236,994
------------------------------------------------------   ----------       ----------

  TOTAL                                                  $3,892,955       $4,501,130
======================================================   ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                9/30/98       3/31/98
                                                                -------       -------
                                                              (Unaudited)
                                                                  (In thousands)

Current Liabilities:
 Notes payable and current maturities of long-term debt      $   59,596    $  156,300
 Accounts payable                                               255,170       301,988
 Environmental and products liabilities - current               156,211       181,234
 Accrued employee benefits                                       97,969       146,839
 Accrued contract costs                                          87,459        89,321
 Advance billings on contracts                                  243,305       268,764
 Other current liabilities                                      320,671       316,680
----------------------------------------------------------   ----------    ----------

  Total Current Liabilities                                   1,220,381     1,461,126
----------------------------------------------------------   ----------    ----------

Long-Term Debt                                                  567,948       598,182
----------------------------------------------------------   ----------    ----------

Accumulated Postretirement Benefit Obligation                   148,580       393,616
----------------------------------------------------------   ----------    ----------

Environmental and Products Liabilities                          642,387       751,620
----------------------------------------------------------   ----------    ----------

Other Liabilities                                               286,552       271,489
----------------------------------------------------------   ----------    ----------

Commitments and Contingencies.

Minority Interest:
 Subsidiary's preferred stocks                                        -       155,358
 Other minority interest                                        204,328       189,966
----------------------------------------------------------   ----------    ----------

  Total Minority Interest                                       204,328       345,324
----------------------------------------------------------   ----------    ----------

Stockholders' Equity:
 Preferred stock authorized 25,000,000 shares;
  outstanding 2,875,000 at March 31, 1998
  Series C $2.875 cumulative convertible, par
  value $1.00 per share                                               -         2,875
 Common stock, par value $1.00 per share, authorized
  150,000,000 shares; issued 60,909,727 at
  September 30, 1998 and 56,607,861 at March 31, 1998            60,910        56,608
 Capital in excess of par value                               1,021,149     1,012,338
 Accumulated deficit                                           (174,715)     (341,916)
 Treasury stock at cost, 2,000,614 shares at
  September 30, 1998 and 100,614 shares
  at March 31, 1998                                             (62,731)       (3,575)
 Accumulated other comprehensive loss                           (21,834)      (46,557)
----------------------------------------------------------   ----------    ----------

  Total Stockholders' Equity                                    822,779       679,773
 ----------------------------------------------------------  ----------    ----------
  TOTAL                                                      $3,892,955    $4,501,130
==========================================================   ==========    ==========

                         McDERMOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              SEPTEMBER 30, 1998

                                                            THREE                        SIX
                                                        MONTHS ENDED                MONTHS ENDED
                                                  9/30/98          9/30/97       9/30/98       9/30/97
                                                 --------         --------    ----------    ----------
                                                                       (Unaudited)
                                                                      (In thousands)
Revenues                                         $779,983         $920,051    $1,599,792    $1,848,138
----------------------------------------------   --------         --------    ----------    ----------
Costs and Expenses:
 Cost of operations (excluding depreciation
  and amortization)                               630,176          771,859     1,309,853     1,558,711
 Depreciation and amortization                     21,738           39,378        48,297        77,701
 Selling, general and
 administrative expenses                           57,534           54,658       112,044       110,227
----------------------------------------------   --------         --------    ----------    ----------
                                                  709,448          865,895     1,470,194     1,746,639
----------------------------------------------   --------         --------    ----------    ----------
Gain (Loss) on Asset Disposals and
 Impairments - Net                                 (1,726)          28,215        40,721       125,596
----------------------------------------------   --------         --------    ----------    ----------
Operating Income before Income (Loss) from
 Investees                                         68,809           82,371       170,319       227,095

Income (Loss) from Investees                       (3,157)           6,406        13,746         6,476
----------------------------------------------   --------         --------    ----------    ----------
  Operating Income                                 65,652           88,777       184,065       233,571
----------------------------------------------   --------         --------    ----------    ----------
Other Income (Expense):
 Interest income                                   25,711           12,382        58,436        24,878
 Interest expense                                 (15,619)         (19,188)      (32,236)      (44,393)
 Minority interest                                (12,361)          (9,701)      (50,052)      (16,394)
 Other-net                                         (5,671)            (149)       35,886         1,497
----------------------------------------------   --------         --------    ----------    ----------
                                                   (7,940)         (16,656)       12,034       (34,412)
----------------------------------------------   --------         --------    ----------    ----------
Income before Provision for Income Taxes           57,712           72,121       196,099       199,159

Provision for Income Taxes                          6,097           33,960        22,923        51,138
----------------------------------------------   --------         --------    ----------    ----------
Net Income                                       $ 51,615         $ 38,161    $  173,176    $  148,021
==============================================   ========         ========    ==========    ==========
Net Income Applicable to Common Stock
 (after Preferred Stock Dividends)               $ 51,615         $ 36,094    $  173,176    $  143,888
==============================================   ========         ========    ==========    ==========
Earnings per Common Share
 Basic                                              $0.88         $   0.65         $2.92    $     2.62
 Diluted                                            $0.85         $   0.62         $2.76    $     2.40
==============================================   ========         ========    ==========    ==========
Cash Dividends:
 Per Common Share                                   $0.05         $   0.05         $0.10    $     0.10
 Per Preferred Share                             $      -         $   0.72    $        -    $     1.44
==============================================   ========         ========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                              SEPTEMBER 30, 1998

                                                       THREE                     SIX
                                                    MONTHS ENDED            MONTHS ENDED
                                                 9/30/98     9/30/97     9/30/98      9/30/97
                                                --------    --------    --------     --------
                                                                 (Unaudited)
                                                                (In thousands)

Net Income                                      $ 51,615    $ 38,161    $173,176     $148,021
---------------------------------------------   --------    --------    --------     --------
Other Comprehensive Income:
 Currency translation adjustments:
  Foreign currency translation adjustments         1,028      17,766       2,436       11,261
  Sales of investments in foreign entities             -           -      15,596            -
 Unrealized gains on investments:
  Unrealized gains arising during the
   period, net of taxes                            7,267       1,623       7,666        4,118
  Reclassification adjustment for (gains)
   losses included in net income                    (870)         18        (975)          40
---------------------------------------------   --------    --------    --------     --------
Other Comprehensive Income                         7,425      19,407      24,723       15,419
---------------------------------------------   --------    --------    --------     --------
Comprehensive Income                            $ 59,040    $ 57,568    $197,899     $163,440
=============================================   ========    ========    ========     ========

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              SEPTEMBER 30, 1998

                     INCREASE IN CASH AND CASH EQUIVALENTS

                                                                SIX MONTHS ENDED
                                                               9/30/98      9/30/97
                                                               -------      -------
                                                                   (Unaudited)
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $ 173,176    $ 148,021
----------------------------------------------------------    ---------    ---------
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                   48,297       77,701
 Income from investees,
  less dividends                                                 (9,169)        (914)
 Gain on asset disposals and
  impairments - net                                             (40,721)    (125,596)
 Provision for (benefit from) deferred taxes                     (5,829)       2,032
 Other                                                            2,281       12,458
 Changes in assets and liabilities, net of effects
 from divestitures:
  Accounts receivable                                            69,297      (10,971)
  Net contracts in progress and advance billings                 16,755      118,465
  Accounts payable                                              (46,487)      46,529
  Accrued and other current liabilities                          45,893       34,382
  Other, net                                                     13,285       18,070
Proceeds from insurance for products liabilities claims         106,099       68,944
Payments of products liabilities claims                        (130,466)     (94,554)
----------------------------------------------------------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       242,411      294,567
----------------------------------------------------------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                      (30,100)     (24,479)
Purchases of investments                                       (425,262)    (383,284)
Sales and maturities of investments                             482,700      444,030
Proceeds from asset disposals                                   127,805      174,277
Other                                                            (2,042)      (3,363)
----------------------------------------------------------    ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       153,101      207,181
----------------------------------------------------------    ---------    ---------

                                                                       CONTINUED

                     INCREASE IN CASH AND CASH EQUIVALENTS

                                                                     SIX MONTHS ENDED
                                                                      9/30/98      9/30/97
                                                                    ---------    ---------
                                                                         (Unaudited)
                                                                       (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt                                           $ (43,716)   $(125,370)
Decrease in short-term borrowings                                     (10,139)    (192,590)
Issuance of common stock                                                3,380       15,932
Issuance of subsidiary's stock                                          1,281        4,929
Dividends paid                                                         (7,920)      (9,637)
Purchases of McDermott International, Inc. stock                      (59,156)           -
Acquisition of subsidiary's common stock                              (55,560)           -
Acquisition of subsidiary's preferred stock                          (154,631)      (4,513)
Other                                                                    (651)      (1,924)
-------------------------------------------------------------       ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                                (327,112)    (313,173)
-------------------------------------------------------------       ---------    ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                 (342)      (3,644)
-------------------------------------------------------------       ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              68,058      184,931
-------------------------------------------------------------       ---------    ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      277,876      257,783
-------------------------------------------------------------       ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 345,934    $ 442,714
=============================================================       =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                               $  33,385    $  50,098
 Income taxes (refunds)- net                                        $  12,115    $ (16,803)
=============================================================       =========    =========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Transfer of accounts receivables sold under a purchase and
 sale agreement from secured borrowings to sales treatment          $  56,929    $       -
=============================================================       =========    =========

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION

McDermott International, Inc. ("MII") is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated ("MI"). Unless the context otherwise requires, hereinafter, "McDermott" will be used to mean the consolidated enterprise.

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for a gain on the dissolution of a joint venture of $37,390,000, a gain on the settlement and curtailment of postretirement benefit plans of $27,642,000, interest income of $18,630,000 on settlement of Internal Revenue Service exposure items and a gain of $12,000,000 from the sale of assets of a joint venture during the six months ended September 30, 1998; an $8,000,000 settlement of punitive damages in a civil suit associated with a Pennsylvania facility formerly operated by McDermott in the three and six months ended September 30, 1998; a gain of $33,072,000 from the sale of McDermott's interest in Universal Fabricators Incorporated during the three and six months ended September 30, 1997; and a gain of $96,059,000 from the sale of McDermott's interest in Sakhalin Energy Investment Company, Ltd. during the six months ended September 30, 1997. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in MII's annual report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE 2 - CHANGE IN ACCOUNTING POLICY

Effective April 1, 1998, McDermott adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," to report and display comprehensive income and its components. Under this new principle, the accumulated other comprehensive income or loss is displayed in the Condensed Consolidated Balance Sheet as a component of Stockholders' Equity. Accumulated balances for each classification in Accumulated other comprehensive loss are disclosed in Note 5. Comprehensive Income is displayed in a separate Condensed Consolidated Statement of Comprehensive Income included in the financial statements.

NOTE 3 - PRODUCTS LIABILITY

At September 30, 1998, the estimated liability for pending and future non-employee products liability asbestos claims was $756,225,000 (of which approximately $271,000,000 had been asserted) and estimated insurance recoveries were $614,256,000. Settlement of this estimated liability is expected to occur over the next thirteen years. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Such trends include management's expectation that new claims will conclude within the next thirteen years, that there will be a significant decline within the next eighteen months, and that the average cost per claim will continue to increase only moderately. Should management's estimates be incorrect, McDermott's ultimate loss for such claims may exceed the amounts provided in the consolidated financial statements.

NOTE 4 - INVENTORIES
Inventories at September 30 and March 31, 1998 are summarized below:

                                  September 30,    March 31,
                                      1998          1998
                                  -------------    ---------
                                   (Unaudited)
                                          (In thousands)
Raw Materials and Supplies            $43,408      $47,411
Work in Progress                        6,248        6,720
Finished Goods                          7,888        9,211
-----------------------------         -------      -------
                                      $57,544      $63,342
=============================         =======      =======

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity at September 30 and March 31, 1998 are as follows:

                                          September 30,    March 31,
                                               1998           1998
                                          -------------    ---------
                                           (Unaudited)
                                               (In thousands)

Currency Translation Adjustments             $(24,470)    $(42,502)
Net Unrealized Gain on Investments              7,366          675
Minimum Pension Liability                      (4,730)      (4,730)
----------------------------------           --------     --------
                                             $(21,834)    $(46,557)
==================================           ========     ========

NOTE 6 - DISPOSITIONS

On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture. Pursuant to the termination, JRM received cash of approximately $105,000,000, ETPM S.A.'s derrick/lay barge 1601 and ETPM S.A.'s interest in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and JRM's interest in McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc. The Condensed Consolidated Statement of Income includes revenues of $10,486,000 and $37,356,000 and operating income of $9,634,000 and $11,360,000 for the three and six months, respectively, ended September 30, 1997 attributable to operations transferred to ETPM S.A.

On May 7, 1998, a JRM subsidiary, McDermott Marine Construction Limited ("MMCL"), sold its European brownfield engineering operations and received net cash of approximately $2,210,000. Management also intends to exit MMCL's European greenfield engineering operations. In the three and six months ended September 30, 1998, these operations had revenues of $13,878,000 and $48,025,000, respectively, and operating losses of $94,000 and $2,176,000, respectively. In the three and six months ended September 30, 1997, these operations had revenues of $112,435,000 and $188,399,000, respectively, and operating income of $3,773,000 and $5,074,000, respectively.

During the six months ended September 30, 1998, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

NOTE 7 - SETTLEMENT AND CURTAILMENT OF POSTRETIREMENT BENEFIT PLANS

Effective April 1, 1998, McDermott terminated all postretirement health care benefits and substantially all postretirement life insurance benefits for salaried and non-union hourly employees. As a result of the termination, the total accumulated postretirement benefit obligation of McDermott decreased $251,476,000. On the same date, the pension plans for the employees affected by the termination were amended to increase the benefits payable to the participants to offset the cost of postretirement health care and life insurance. As a result of the amendments to the plans, the total projected benefit obligation of McDermott increased $228,952,000. On August 1, 1998, the postretirement health care benefits for two union hourly employee plans were terminated and the pension plans for these employees were amended to increase the benefits payable to participants to offset the cost of postretirement health care and life insurance. As a result of this termination of postretirement benefits, the total accumulated postretirement benefit obligation of McDermott decreased $20,846,000, and as a result of this amendment to the pension plans, the projected benefit obligation of McDermott increased $15,728,000. The total decrease in the accumulated postretirement benefit obligation was measured against the total increase in the projected benefit obligation of the pension plans and the resulting gain of $27,642,000 was recognized in the six months ended September 30, 1998.

NOTE 8 - CONVERSION AND REDEMPTION OF PREFERRED STOCK

On April 6, 1998, MII called all of the outstanding shares of its Series C Cumulative Convertible Preferred Stock for redemption on April 21, 1998. At the close of business on the redemption date, all 2,875,000 preferred shares then outstanding were converted into 4,077,890 common shares.

On July 17, 1998, MI redeemed all of its 2,152,766 outstanding shares of Series B $2.60 Cumulative Preferred Stock for $31.25, plus $0.1156 in accrued but unpaid dividends, per share. MII made a $68,000,000 capital contribution to MI to cover the cost of the redemption.

On September 11, 1998, MI redeemed 2,795,428 of its outstanding shares of Series A $2.20 Cumulative Convertible Preferred Stock ("Series A Preferred Stock") for $31.25, plus $0.43 in accrued but unpaid dividends, per share. The remaining 23,251 outstanding shares of its Series A Preferred Stock were converted into MII common stock at a conversion ratio of one share of MII common stock, plus $0.10, for each preferred share. MII made a $90,000,000 capital contribution to MI to cover the cost of the redemption and conversion.

NOTE 9 - INVESTIGATIONS AND LITIGATION

In March 1997, MII and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, MII and JRM notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of MII's and JRM's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of MII or JRM at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., and certain JRM subsidiaries (collectively, "McDermott Defendants"), HeereMac, Heerema, certain Heerema affiliates, and others ("Phillips Lawsuit"). The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages. In October 1998, the McDermott Defendants filed a motion to dismiss those claims in the Phillips Lawsuit that relate to alleged injuries sustained solely in overseas markets due to the court's lack of subject matter jurisdiction.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a complaint in the United States District Court for the Southern District of Texas against MII, JRM, HeereMac, Heerema and others ("Shell Lawsuit") alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act. In September and October 1998, Amoco Production Company and Amerada Hess Corporation intervened in the Shell Lawsuit as plaintiffs. In addition to seeking actual damages, among other things, the plaintiffs in the Shell Lawsuit request treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, or the companies' internal investigation, the above-referenced lawsuits, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on McDermott's consolidated financial position and results of operations.

The Babcock & Wilcox Company ("B&W") and Atlantic Richfield Company are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania involving over 120 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania ("Hall Litigation"), alleging, among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and Atlantic Richfield liable to the plaintiffs in the first eight cases brought to trial awarding $36,700,000 in compensatory damages. This jury verdict is being contested. Management believes that this award and all other claims will be resolved within the limits and coverage of B&W's insurance policy covering these facilities; however, no assurance on insurance coverage or financial impact if limits of coverage are exceeded can be given. In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

Additionally, McDermott is, from time to time, involved in routine litigation related to its business activity. It is management's opinion that none of this routine litigation will have a material adverse effect on McDermott's consolidated financial position or results of operations.

NOTE 10 - SEGMENT REPORTING

McDermott's reportable segments are Marine Construction Services, Power Generation Systems and Government Operations. These segments are managed separately and are unique in technology, services and customer class.

Marine Construction Services, which includes the results of JRM, supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms, specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides subsea trenching services, diving services, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms. These activities are managed and results are evaluated primarily on a geographic area basis. Engineering operations, which includes project management services and engineering services, is primarily managed and evaluated on a worldwide basis.

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

Other Operations is comprised of certain small businesses which primarily include the engineering and construction activities and plant outage maintenance of certain Canadian operations and manufacturing of auxiliary equipment such as air cooled heat exchangers and replacement parts. Other Operations also includes contract research activities.

Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses and other unallocated items. Other reconciling items before provision for income taxes are interest income, interest expense, minority interest and other-net. Assets of the Marine Construction Services segment decreased approximately $177,000,000, primarily as a result of the dispositions of MSCL and MMCL as described in Note 6.

Segment Information for the Three and Six Months Ended September 30, 1998 and 1997:

                                               THREE                      SIX
                                           MONTHS ENDED              MONTHS ENDED
                                        9/30/98     9/30/97       9/30/98       9/30/97
                                       --------    --------    ----------    ----------
                                                        (Unaudited)
                                                       (In thousands)
REVENUES:
Marine Construction Services           $349,099    $506,046    $  719,651    $  984,269
Power Generation Systems                223,755     259,022       482,884       544,059
Government Operations                   100,740      80,550       201,156       164,072
Other Operations                        108,897      86,624       199,078       173,535
Adjustments and Eliminations (1)         (2,508)    (12,191)       (2,977)      (17,797)
-----------------------------------    --------    --------    ----------    ----------
 Total Revenues                        $779,983    $920,051    $1,599,792    $1,848,138
 ==================================    ========    ========    ==========    ==========

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

     Marine Construction Services Transfers       $  755     $ 7,987   $2,077    $12,002
     Power Generation Systems Transfers              (13)        796      424      1,893
     Government Operations Transfers                  73       1,760      131      3,388
     Other Operations Transfers                       92       1,435      103      4,121
     Adjustments and Eliminations                  1,601         213      242     (3,607)
     ---------------------------------------      ------     -------   ------    -------
      Total                                       $2,508     $12,191   $2,977    $17,797
     =======================================      ======     =======   ======    =======

                                                                  THREE                   SIX
                                                              MONTHS ENDED            MONTHS ENDED
                                                           9/30/98     9/30/97     9/30/98     9/30/97
                                                           -------     -------     -------     -------
                                                                          (Unaudited)
                                                                         (In thousands)
OPERATING INCOME:

Segment Operating Income:
-------------------------
  Marine Construction Services                             $ 55,028    $ 41,038    $ 92,267    $ 68,637
  Power Generation Systems                                   15,161      13,206      34,648      32,236
  Government Operations                                       6,322       9,849      11,777      19,784
  Other Operations                                            5,500         233       9,362       1,688
------------------------------                             --------    --------    --------    --------
  Total Segment Operating Income                           $ 82,011    $ 64,326    $148,054    $122,345
------------------------------                             --------    --------    --------    --------
Gain (Loss) on Asset Disposals and Impairments - Net:
------------------------------
  Marine Construction Services                             $ (1,969)   $   (570)   $ 43,078    $     24
  Power Generation Systems                                       81          10         205          13
  Government Operations                                         132           2         138           2
  Other Operations                                               10      28,673          75     125,149
------------------------------                             --------    --------    --------    --------
   Total Gain (Loss) on Asset Disposals and
     Impairments - Net                                     $ (1,746)   $ 28,115    $ 43,496    $125,188
------------------------------                             --------    --------    --------    --------
Income (Loss) from Investees:
------------------------------
  Marine Construction Services                             $ (3,782)   $  1,772    $  9,733    $ (2,627)
  Power Generation Systems                                      732       2,202       3,709       3,976
  Government Operations                                         561         519       1,207       1,099
  Other Operations                                             (668)      1,913        (903)      4,035
------------------------------                             --------    --------    --------    --------
   Total Income (Loss) from Investees                      $ (3,157)   $  6,406    $ 13,746    $  6,483
------------------------------                             --------    --------    --------    --------
SEGMENT INCOME:
---------------
  Marine Construction Services                             $ 49,277    $ 42,240    $145,078    $ 66,034
  Power Generation Systems                                   15,974      15,418      38,562      36,225
  Government Operations                                       7,015      10,370      13,122      20,885
  Other Operations                                            4,842      30,819       8,534     130,872
------------------------------                             --------    --------    --------    --------
   Total Segment Income                                      77,108      98,847     205,296     254,016
------------------------------                             --------    --------    --------    --------
Other Unallocated Items                                      (3,148)      1,247      (1,884)        182
General Corporate Expenses - Net                             (8,308)    (11,317)    (19,347)    (20,627)
------------------------------                             --------    --------    --------    --------
 Total Operating Income                                    $ 65,652    $ 88,777    $184,065    $233,571
==============================                             ========    ========    ========    ========

NOTE 11 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE                         SIX
                                                     MONTHS ENDED                 MONTHS ENDED
                                                9/30/98       9/30/97        9/30/98        9/30/97
                                                -------       -------        -------        -------
                                                                    (Unaudited)
                                                            (In thousands, except shares
                                                               and per share amounts)
Basic:
Net income                                    $    51,615   $    38,161    $   173,176   $   148,021
Dividends on preferred stock, Series C                  -        (2,067)             -        (4,133)
-------------------------------------------   -----------   -----------    -----------   -----------
Net income for basic computation              $    51,615   $    36,094    $   173,176   $   143,888
===========================================   ===========   ===========    ===========   ===========
Weighted average common shares                 58,835,380    55,245,276     59,362,161    54,968,604
===========================================   ===========   ===========    ===========   ===========
Basic earnings per common share               $      0.88         $0.65          $2.92         $2.62
===========================================   ===========   ===========    ===========   ===========

Diluted:

Net income                                    $    51,615   $    38,161    $   173,176   $   148,021
Dividends on Subsidiary's Series A $2.20
 Cumulative Convertible Preferred Stock             1,202         1,550          2,752         3,100
-------------------------------------------   -----------   -----------    -----------   -----------
Net income for diluted computation            $    52,817   $    39,711    $   175,928   $   151,121
===========================================   ===========   ===========    ===========   ===========
Weighted average common shares (basic)         58,835,380    55,245,276     59,362,161    54,968,604

Effect of dilutive securities:
 Stock options and restricted stock               932,500     1,562,930      1,497,887     1,154,164

 Subsidiary's Series A $2.20 Cumulative
  Convertible Preferred Stock                   2,205,923     2,818,679      2,512,301     2,818,696

 Series C $2.875 Cumulative Convertible
  Preferred Stock                                       -     4,078,014        380,914     4,078,014
-------------------------------------------   -----------   -----------    -----------   -----------
Adjusted weighted average common
 shares and assumed conversions                61,973,803    63,704,899     63,753,263    63,019,478
===========================================   ===========   ===========    ===========   ===========
Diluted earnings per common share             $      0.85         $0.62          $2.76         $2.40
===========================================   ===========   ===========    ===========   ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

McDermott International, Inc. ("MII") is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated ("MI"). Unless the context otherwise requires, hereinafter, "McDermott" will be used to mean the consolidated enterprise.

Revenues of the Marine Construction Services segment are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. During fiscal year 1998, U.S. and North Sea markets remained steady while Far East and Middle East markets started to weaken. Management expects low oil prices and economic and political instability in Indonesia and on the Indian subcontinent to have an adverse effect on exploration and production spending in the short to intermediate term.

Revenues of the Power Generation Systems segment are largely a function of capital spending by the electric power generation industry. This segment has recently experienced weak and difficult markets in nearly all of its product lines. Domestic utility original equipment markets remain sluggish as growth in demand remains modest and the electric power industry transitions from a regulated to a competitive environment. However, demand for services and replacement nuclear steam generators to the domestic utility industry continues at significant levels. In addition, most foreign markets for industrial and utility boilers remain strong. However, the currency crisis, which began in Southeast Asia in the summer of 1997, has slowed the number of inquiries and orders from the level of the previous year. Management also expects this segment to be adversely affected by the economic and political instability in Indonesia and political turmoil on the Indian subcontinent in the short to intermediate term.

Revenues of the Government Operations segment are largely a function of capital spending by the U.S. Government. Management does not expect this segment to experience any significant growth because of reductions in the defense budget over the past several years; however, management expects the segment to remain relatively constant since it is the sole-source provider of nuclear fuel assemblies and nuclear reactor components to the U.S. Government.

Revenues of Other Operations are affected by variations in the business cycles in the customers' industries and the overall economy. Other Operations is also affected by legislative issues such as environmental regulations and fluctuations in U.S. Government funding patterns.

A significant portion of McDermott's revenues and operating results are derived from its foreign operations. As a result, McDermott's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. McDermott attempts to minimize its exposure to changes in foreign currency exchange rates by attempting to match foreign currency contract receipts with like foreign currency disbursements. To the extent that McDermott is unable to match the foreign currency receipts and disbursements related to its contracts, it enters into foreign currency forward exchange contracts to reduce the impact of foreign exchange rate movements on operating results.

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to: decisions about offshore developments to be made by oil and gas companies; the deregulation of the U.S. energy market; governmental regulation and the continued funding of McDermott's contracts with U.S. governmental agencies; estimates for pending and future non-employee asbestos claims; the highly competitive nature of McDermott's businesses; operating risks associated with the marine construction services business; economic and political instability in Indonesia and on the Indian subcontinent; the results of the ongoing investigation by MII and JRM and the U.S. Department of Justice into possible anti-competitive practices by MII and JRM; and the other lawsuits disclosed in Item 3 - Legal Proceedings.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

Marine Construction Services
----------------------------
Revenues decreased $156,947,000 to $349,099,000, primarily due to lower volume in Europe as a result of JRM's withdrawal from the European engineering markets and from lower volume in all activities in North America and in worldwide engineering.

Segment operating income increased $13,990,000 to $55,028,000, primarily due to higher margins in virtually all activities and a favorable settlement of contract claims in the Far East. This increase was partially offset by lower volume in worldwide engineering. In addition, there was lower volume in all activities in North America and higher net operating expenses.

Income (loss) from investees decreased $5,554,000 from income of $1,772,000 to a loss of $3,782,000, primarily due to lower operating results from Brown & Root McDermott Fabricators Limited as well as joint ventures in the Far East and Gulf of Mexico. These decreases were partially offset by losses recorded by McDermott-ETPM West, Inc. in the prior year.

Power Generations Systems
-------------------------
Revenues decreased $35,267,000 to $223,755,000, primarily due to lower revenues from fabrication and erection of fossil fuel steam and environmental control systems. These decreases were partially offset by higher revenues from repair and alteration of existing fossil fuel steam systems and plant enhancement projects.

Segment operating income increased $1,955,000 to $15,161,000, primarily due to higher volume and margins from repair and alteration of existing fossil fuel steam systems, higher margins from operation and maintenance contracts and higher volume from plant enhancement projects. These increases were partially offset by lower volume and margins from fabrication and erection of fossil fuel steam and environmental control systems.

Income from investees decreased $1,470,000 to $732,000. This represents the results of seven joint ventures. The decrease is primarily due to the lower operating results from a domestic joint venture located in Pennsylvania.

Government Operations
---------------------
Revenues increased $20,190,000 to $100,740,000, primarily due to higher revenues from management and operation contracts for U.S. Government owned facilities and from nuclear fuel assemblies and reactor components for the U.S. Government. These increases were partially offset by lower revenues from commercial operations.

Segment operating income decreased $3,527,000 to $6,322,000, primarily due to an $8,000,000 settlement of punitive damages in a civil suit associated with a Pennsylvania facility formerly operated by McDermott. This decrease was partially offset by higher volume and margins from commercial nuclear environmental services.

Other
-----
Revenues increased $22,273,000 to $108,897,000, primarily due to higher revenues from engineering and plant maintenance activities in Canadian operations. These increases were partially offset by lower revenues from domestic engineering and construction activities and the disposition of a non-core business.

Operating income increased $5,267,000 to $5,500,000, primarily due to higher volume from engineering activities in Canadian operations. There were also losses in a non-core business disposed of in the prior year. These increases were partially offset by higher general and administrative expenses.

Gain on asset disposals and impairments-net decreased $28,663,000 to $10,000. The prior year gain was primarily due to the sale of McDermott's interest in Universal Fabricators Incorporated.

Income (loss) from investees decreased $2,581,000 from income of $1,913,000 to a loss of $668,000, primarily due to lower operating results from a domestic joint venture located in Colorado and the shutdown of two foreign joint ventures located in the former Soviet Union.

Other Unallocated Items
-----------------------
Other Unallocated Items decreased $4,395,000 from income of $1,247,000 to expense of $3,148,000, primarily due to higher employee benefit expenses, legal expenses related to claims and general and administrative expenses.

Other Income Statement Items
----------------------------
Interest income increased $13,329,000 to $25,711,000, primarily due to increases in investments in government obligations and other debt securities and interest income on the settlement of Internal Revenue Service exposure items.

Interest expense decreased $3,569,000 to $15,619,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $2,660,000 to $12,361,000, primarily due to minority shareholder participation in the improved operating results of JRM, partially offset by minority shareholder participation resulting from increased losses of a JRM consolidated foreign joint venture.

Other-net expense increased $5,522,000 to $5,671,000, primarily due to a net loss resulting from an adjustment to the gain on the settlement and curtailment of postretirement benefit plans recognized in the first quarter (see Note 7 to the condensed consolidated financial statements), partially offset by foreign currency transaction gains.

The provision for income taxes decreased $27,863,000 to $6,097,000, while income before provision for income taxes decreased $14,409,000 to $57,712,000. The decrease in the provision for income taxes was primarily the result of a decrease in income and a favorable tax settlement of disputed items. McDermott operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1998 VS. SIX MONTHS ENDED SEPTEMBER 30, 1997

Marine Construction Services
----------------------------
Revenues decreased $264,618,000 to $719,651,000, primarily due to lower volume in Europe as a result of JRM's withdrawal from the European engineering markets and from lower volume in all activities in the Middle East, North America and in worldwide engineering. These decreases were partially offset by higher volume in virtually all activities in the Far East.

Segment operating income increased $23,630,000 to $92,267,000, primarily due to higher volume and margins in virtually all activities and a favorable settlement of contract claims in the Far East and higher margins in North America. These increases were partially offset by lower volume in the Middle East and in worldwide engineering and higher net operating expenses.

Gain on asset disposals and impairments-net increased $43,054,000 to $43,078,000. This was primarily due to the gain recognized from the termination of the McDermott-ETPM joint venture and the sale of three Gulf of Mexico vessels.

Income (loss) from investees increased $12,360,000 from a loss of $2,627,000 to income of $9,733,000, primarily due to the gain on the sale of assets in a Malaysian joint venture and losses recorded by McDermott-ETPM West, Inc. in the prior year. These increases were partially offset by lower operating results from Brown & Root McDermott Fabricators Limited.

Power Generations Systems
-------------------------
Revenues decreased $61,175,000 to $482,884,000, primarily due to lower revenues from fabrication and erection of fossil fuel steam and environmental control systems and replacement nuclear steam generators. These decreases were partially offset by higher revenues from plant enhancement projects, repair and alteration of existing fossil fuel steam systems and boiler cleaning equipment.

Segment operating income increased $2,412,000 to $34,648,000, primarily due to higher volume and margins from repair and alteration of existing fossil fuel steam systems, higher margins from operation and maintenance contracts and higher volume from plant enhancement projects and boiler cleaning equipment. These increases were partially offset by lower volume and margins from fabrication and erection of fossil fuel steam and environmental control systems.

Government Operations
---------------------
Revenues increased $37,084,000 to $201,156,000, primarily due to higher revenues from management and operation contracts for U.S. Government-owned facilities and nuclear fuel assemblies and reactor components for the U.S. Government. These increases were partially offset by lower revenues from commercial operations, other government related operations and commercial nuclear environmental services.

Segment operating income decreased $8,007,000 to $11,777,000, primarily due to an $8,000,000 settlement of punitive damages in a civil suit associated with a Pennsylvania facility formerly operated by McDermott.

Other
-----
Revenues increased $25,543,000 to $199,078,000, primarily due to higher revenues from engineering activities in Canadian operations and from air-cooled heat exchangers. These increases were partially offset by lower revenues from domestic engineering and construction activities, plant maintenance activities in Canadian operations and the disposition of a non-core business.

Operating income increased $7,674,000 to $9,362,000, primarily due to higher volume from engineering activities in Canadian operations and air-cooled heat exchangers. There were also losses in a non-core business disposed of in the prior year. These increases were partially offset by higher general and administrative expenses.

Gain on asset disposals and impairments-net decreased $125,074,000 to $75,000. The prior year gains were primarily due to the sale of McDermott's interest in Sakhalin Energy Investment Company Ltd. and Universal Fabricators Incorporated.

Income (loss) from investees decreased $4,938,000 from income of $4,035,000 to a loss of $903,000, primarily due to lower operating results from a domestic joint venture located in Colorado and the shutdown of two foreign joint ventures located in the former Soviet Union.

Other Unallocated Items
-----------------------
Other Unallocated Items decreased $2,066,000 from income of $182,000 to expense of $1,884,000, primarily due to higher employee benefit expenses, legal expenses related to claims and general and administrative expenses.

Other Income Statement Items
----------------------------
Interest income increased $33,558,000 to $58,436,000, primarily due to increases in investments in government obligations and other debt securities and interest income on the settlement of Internal Revenue Service exposure items.

Interest expense decreased $12,157,000 to $32,236,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $33,658,000 to $50,052,000, primarily due to minority shareholder participation in the improved operating results of JRM, partially offset by minority shareholder participation resulting from increased losses of a JRM consolidated foreign joint venture.

Other-net increased $34,389,000 to $35,886,000, primarily due to a net gain on the settlement and curtailment of postretirement benefit plans. (See Note 7 to the condensed consolidated financial statements.)

The provision for income taxes decreased $28,215,000 to $22,923,000, while income before provision for income taxes decreased $3,060,000 to $196,099,000. The decrease in the provision for income taxes was primarily the result of a benefit of $22,695,000 recorded as a result of the decrease in the valuation allowance for deferred tax assets, an increase in the proportion of income earned in non-taxable jurisdictions and a favorable tax settlement of disputed items. McDermott operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

Backlog
-------
                                     9/30/98       3/31/98
                                     -------       -------
                                       (In thousands)
Marine Construction Services      $  838,428    $1,267,148
Power Generation Systems           1,065,537     1,071,121
Government Operations                833,617       810,749
Other                                301,895       262,455
Eliminations                          (2,148)       (2,243)
-----------------------------     ----------    ----------
 TOTAL BACKLOG                    $3,037,329    $3,409,230
===============================   ==========    ==========

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

Power Generation Systems' foreign markets have been adversely impacted by suspensions of power projects in Southeast Asia and Pakistan. Also, the U.S. market for industrial and utility boilers remains weak. However, the U.S. market for services and replacement nuclear steam generators are expected to remain strong and to make significant contributions to operating income into the foreseeable future.

At September 30, 1998, Government Operations' backlog with the U.S. Government was $739,186,000 (of which $41,469,000 had not been funded). The backlog of this segment is not expected to experience any significant growth as a result of reductions in the defense budget over the past several years. However, management expects this segment's backlog to remain relatively constant since it is the sole-source provider of nuclear fuel assemblies and nuclear reactor components for the U.S. Government.

Liquidity and Capital Resources
-------------------------------
During the six months ended September 30, 1998, McDermott's cash and cash equivalents increased $68,058,000 to $345,934,000 and total debt decreased $126,938,000 to $627,544,000, primarily due to attainment of sales treatment for $56,929,000 of secured borrowings (see below), repayment of $43,716,000 in long-term debt, the decrease in short-term borrowings of $10,139,000 and the settlement of a note payable of $14,565,000 pursuant to the termination of the ETPM joint venture. During this period, McDermott provided cash of $242,411,000 from operating activities and $57,438,000 from net sales of investments and received cash proceeds of $127,805,000 from asset disposals, including $95,546,000 from the termination of the ETPM joint venture. McDermott used cash of $114,716,000 for stock repurchases, $154,631,000 for the redemption of a subsidiary's preferred stocks, $30,100,000 for additions to property, plant and equipment; and $7,920,000 for dividends on MII's common and preferred stock.

Pursuant to agreements with the majority of its principal insurers, McDermott negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. Reimbursement of such claims is subject to varying insurance limits based upon the year involved. Moreover, as a result of collection delays inherent in this process and the effect of agreed payment schedules with specific insurers, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $6,500 per claim over the last three years) has continued to rise. Claims paid during the six months ended September 30, 1998 were $130,466,000, of which $110,402,000 has been recovered or is due from insurers. At September 30, 1998, receivables of $105,983,000 were due from insurers for reimbursement of settled claims. Of the $105,983,000 due from insurers, $46,463,000 has been included in the pool of qualified receivables sold pursuant to a receivables purchase and sale agreement (see below). The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott's liquidity.

At September 30, 1998, the estimated liability for pending and future non-employee products liability asbestos claims was $756,225,000 (of which approximately $271,000,000 had been asserted) and estimated insurance recoveries were $614,256,000. Settlement of this estimated liability is expected to occur over the next thirteen years. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Such trends include management's expectation that new claims will conclude within the next thirteen years, that there will be a significant decline with the next eighteen months, and that the average cost per claim will continue to increase only moderately. Should management's estimates be incorrect, McDermott's ultimate loss for such claims may exceed the amounts provided in the consolidated financial statements.

Expenditures for property, plant and equipment increased $5,621,000 to $30,100,000. The majority of these expenditures was to maintain, replace and upgrade existing facilities and equipment.

At March 31, 1998, McDermott had $82,783,000 in secured borrowings pursuant to a receivables purchase and sale agreement between The Babcock & Wilcox Company ("B&W") and certain of its affiliates and subsidiaries and a U.S. Bank. Through July 31, 1998, $25,854,000 was repaid under the agreement. Effective July 31, 1998, the receivables purchase and sale agreement was amended and restated to provide for, among other things, the inclusion of certain insurance recoverables in the pool of qualified accounts receivable as well as the attainment of sales treatment as opposed to secured financing treatment for this arrangement under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, $56,929,000 was removed from notes payable and current maturities of long-term debt on the balance sheet. The amended and restated agreement, with a maximum sales limit available of $100,000,000, expires on July 31, 1999.

At September 30 and March 31, 1998, McDermott had available various uncommitted short-term lines of credit from banks totaling $108,185,000 and $127,061,000, respectively. Borrowings against these lines of credit at March 31, 1998 were $5,100,000. There were no borrowings against these lines at September 30, 1998. At March 31, 1998, B&W was a party to a revolving credit facility under which there were no borrowings. In July 1998, B&W terminated its existing credit facility and, jointly and severally with Babcock & Wilcox Investment Company ("BWICO") and BWX Technologies, Inc., entered into a new $200,000,000 three-year, unsecured credit agreement ("BWICO Credit Agreement") with a group of banks. Borrowings by the three companies against the BWICO Credit Agreement cannot exceed an aggregate amount of $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. In connection with satisfying a condition to borrowing or issuing letters of credit under the BWICO Credit Agreement, MI made a $15,000,000 capital contribution to BWICO in August 1998. At September 30, 1998, there were no borrowings under the BWICO Credit Agreement.

At March 31, 1998, JRM and certain of its subsidiaries were parties to a revolving credit facility under which there were no borrowings. In June 1998, JRM and such subsidiaries entered into a new $200,000,000 three-year, unsecured credit agreement ("JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. At September 30, 1998, there were no borrowings under the JRM Credit Agreement. Management does not anticipate JRM will need to borrow funds under the JRM Credit Agreement during fiscal year 1999.

MI and JRM are restricted, as a result of covenants in certain credit agreements, in their ability to transfer funds to MII and certain of its subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 1998, substantially all of the net assets of MI are subject to such restrictions. JRM is restricted, as a result of covenants in its indenture relating to its $250,000,000 9.375% Senior Subordinated Notes due July 2006, from paying cash dividends on, or repurchasing or redeeming, its capital stock (including the shares of its common stock and Series A $2.25 Cumulative Preferred Stock held by MII), or in transferring funds through unsecured loans to or investments in MII. At September 30, 1998, JRM could pay cash dividends on, or repurchase shares of, its capital stock (including shares held by MII) in the amount of $19,780,000, could pay up to an additional $9,600,000 of cash dividends on its Series A Preferred Stock held by MII and could make unsecured loans to or investments in MII of approximately $30,000,000. Additionally under such indenture, JRM is required to offer to purchase its outstanding 9.375% Senior Subordinated Notes at 100% of their principal amount, plus accrued and unpaid interest, to the extent that it has proceeds from certain asset sales and dispositions equal to or exceeding $25,000,000 that it has not used to permanently reduce certain senior or other indebtedness or reinvested in its business within a specified time period, generally 18 months, following each such asset sale or disposition. Currently, JRM has approximately $231,000,000 in proceeds from such asset sales and dispositions, which, if not used for repayment of debt or reinvested as described above, would be subject to this obligation commencing June 1999.

McDermott maintains an investment portfolio of government obligations and other investments. The fair value of short-term investments and the long-term portfolio at September 30, 1998 was $1,027,779,000. At September 30, 1998, approximately $64,110,000 fair value of these obligations was pledged in connection with certain reinsurance agreements.

Working capital increased $38,751,000 from $135,430,000 at March 31, 1998 to $174,181,000 at September 30, 1998. During the remainder of fiscal year 1999, McDermott expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, sales of non-strategic assets, cash and cash equivalents, investments in debt securities and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott's liquidity or capital resources.

During fiscal year 1998, MII's Board of Directors approved the repurchase of up to two million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. During the six months ended September 30, 1998, MII repurchased 1,900,000 shares of its common stock at an average share price of $31.10, which completed its two million share repurchase program.

JRM's Board of Directors has also approved the repurchase of up to three million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. Share repurchases by JRM are also dependent on its ability to satisfy its debt covenants. During the six months ended September 30, 1998, JRM purchased 1,737,700 shares of its common stock at an average share price of $31.94. At September 30, 1998, JRM had repurchased 2,100,000 of the three million shares of its common stock authorized to be repurchased.

On July 17, 1998, MI redeemed all of its 2,152,766 outstanding shares of Series B $2.60 Cumulative Preferred Stock for $31.25, plus $0.1156 in accrued but unpaid dividends, per share. MII made a $68,000,000 capital contribution to MI to cover the cost of the redemption.

On September 11, 1998, MI redeemed 2,795,428 of its outstanding shares of Series A $2.20 Cumulative Convertible Preferred Stock ("Series A Preferred Stock") for $31.25, plus $0.43 in accrued but unpaid dividends, per share. The remaining 23,251 outstanding shares of its Series A Preferred Stock were converted into MII common stock at a conversion ratio of one share of MII common stock, plus $0.10, for each preferred share. MII made a $90,000,000 capital contribution to MI to cover the cost of the redemption and conversion.

MII has provided a valuation allowance for deferred tax assets of $46,362,000 which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of deferred tax assets are the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Impact of the Year 2000
-----------------------
The McDermott company-wide Year 2000 Project is proceeding on schedule. The project addresses information technology components (hardware and software) in internal business systems and infrastructure and the embedded systems in offices, plants and products delivered to customers. In addition, an analysis of critical suppliers is being performed to ensure the supply of materials and services that are strategic to business continuity. The Year 2000 Project began company-wide with a planning phase during the latter part of 1996 followed by a company-side assessment, which was completed in early 1997. Based upon the results of the assessment and the diverse nature of McDermott's product lines, strategies for business systems were developed that fit requirements of each of the McDermott business units. Some entities are replacing legacy systems with commercial enterprise systems, others are employing a combination of proprietary and third-party client/server systems, while a third strategy is based primarily upon remediation of legacy applications. Embedded systems and the critical supplier analysis are being addressed with a common methodology across McDermott.

A consistent work breakdown structure for the project is being employed throughout McDermott:

  .  Business Applications and IT Infrastructure ("IT Systems")

  .  Facilities (office buildings)

  .  Embedded Systems (in plants and construction equipment)

  .  Customer Products (embedded systems in customer products)

  .  Critical Suppliers

The general phases of the project common to all of the above functions are: (1) inventory items with potential Year 2000 impact, (2) establish priorities, (3) assess and create a solution strategy for those items determined to be material to McDermott, (4) implement solutions defined for those items assessed to have Year 2000 impact, and (5) test and validate solutions.

At September 30, 1998, the inventory, prioritization and assessment of the IT Systems and Facilities were complete. The implementation is in progress with approximately 55% of the work completed. The inventory of internal Embedded Systems is near completion, and the inventory, prioritization and assessment of Customer Products are at varying stages throughout McDermott with most entities more than 50% complete. The Critical Suppliers analysis is in the early stages with most business units developing their list of suppliers that may have a material impact on continuing operations.

The IT Systems, Facilities and Embedded Systems that support McDermott's engineering, manufacturing and construction operations are on schedule and are forecast to be completed by March 31, 1999. The IT Systems and Facilities that support the corporate office functions are scheduled to be Year 2000 compliant by June 30, 1999. The analysis and the compliance tasks for Customer Products and Critical Suppliers are on schedule and are forecasted to be completed by June 30, 1999.

McDermott does not expect that the cost associated with the modifications to critical systems and other compliance activities will have a material impact on its consolidated financial condition, cash flows or results of operations. The cost of the Year 2000 Project is estimated at $37,000,000 and is being funded through operating cash flows. Of the total project cost, $8,000,000 is attributable to the purchase of hardware and software, which will be capitalized, and the remaining $29,000,000 will be expensed as incurred. Expenditures to date include $4,000,000 of capital and $10,000,000 of expense.

McDermott's Year 2000 compliance is also dependent upon Year 2000 readiness of external agents and third-party suppliers on a timely basis. The failure of McDermott or its agents or suppliers to achieve Year 2000 compliance could result in, among other things, plant production interruptions, delays in the delivery of products, delays in construction completions, delays in the receipt of supplies, invoice and collection errors, and inaccurate inventories. These consequences could have a material adverse impact on McDermott's results of operations, financial condition and cash flow if it is unable to conduct its businesses in the ordinary course.

Contingency plans are being defined and, in some cases, already initiated where there is high risk associated with the implementation of the primary compliance strategy. Examples of contingency projects are: remediation of legacy systems concurrent with the implementation of third-party replacement software where there is little margin for delay in the vendor's delivery of the software; and outsourcing of certain functions where the remediation of a major legacy system has subsequently evolved to be a high-risk project. Contingency plans are being developed consistent with the priorities and requirements of each business unit and will be continually refined as additional information becomes available.

Although McDermott is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, McDermott believes that its Year 2000 Project, including contingency plans, should significantly reduce the adverse effect that any such disruptions may have.

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward-looking statements. The dates on which McDermott believes the Year 2000 Project will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, McDermott cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

New Accounting Standards
------------------------
In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for the costs of start-up activities and requires that entities expense start-up costs and organization costs as they are incurred. McDermott has not yet finalized its review of SOP 98-5, but it is not expected to have a material impact on its consolidated financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 will require McDermott to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. McDermott has not yet determined what effect the adoption of SFAS No. 133 will have on its consolidated financial position or results of operations.

                                    PART II

                         McDERMOTT INTERNATIONAL, INC.

                               OTHER INFORMATION


Item 3.   LEGAL PROCEEDINGS

In March 1997, MII and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, MII and JRM notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of MII's and JRM's prompt disclosure of the allegations, both companies and the individuals who were officers, directors and employees of MII or JRM at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

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


In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities filed a complaint in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., and certain JRM subsidiaries (collectively, "McDermott Defendants"), HeereMac, Heerema, certain Heerema affiliates, and others ("Phillips Lawsuit"). The complaint alleges that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East. In addition to seeking actual damages and attorneys' fees, the plaintiffs have requested punitive as well as treble damages. In October 1998, the McDermott Defendants filed a motion to dismiss those claims in the Phillips Lawsuit that relate to alleged injuries sustained solely in overseas markets due to the court's lack of subject matter jurisdiction.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a complaint in the United States District Court for the Southern District of Texas against MII, JRM, HeereMac, Heerema and others ("Shell Lawsuit") alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act. In September and October 1998, Amoco Production Company and Amerada Hess Corporation intervened in the Shell Lawsuit as plaintiffs. In addition to seeking actual damages, among other things, the plaintiffs in the Shell Lawsuit request treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, or the companies' internal investigation, the above-referenced lawsuits, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and/or criminal liability and have a material adverse effect on McDermott's consolidated financial position and results of operations.


B&W and Atlantic Richfield Company are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania involving over 120 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania ("Hall Litigation"), alleging, among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and Atlantic Richfield liable to the plaintiffs in the first eight cases brought to trial awarding $36,700,000 in compensatory damages. This jury verdict is being contested. Management believes that this award and all other claims will be resolved within the limits and coverage of B&W's insurance policy covering these facilities; however, no assurance on insurance coverage or financial impact if limits of coverage are exceeded can be given. In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

Additionally, McDermott is, from time to time, involved in routine litigation related to its business activity. It is management's opinion that none of this routine litigation will have a material adverse effect on McDermott's consolidated financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At MII's Annual Meeting of Stockholders held on August 11, 1998, its stockholders' elected the following individuals as Class I Directors for a three-year term:

              Nominee                 Votes For    Votes Withheld
              -------                 ---------    --------------

          Philip J. Burguieres        52,959,805          651,871
          Bruce DeMars                52,954,953          656,723
          John W. Johnstone, Jr.      51,321,379        2,290,297

Messrs. Theodore H. Black, Robert L. Howard, William McCollum, Jr., Roger E. Tetrault and John N. Turner also continued as MII directors immediately after the meeting.

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


                                    McDERMOTT INTERNATIONAL, INC.
                                    -----------------------------



                                     /s/ Daniel R. Gaubert
                                    ----------------------
                               By:  Daniel R. Gaubert
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer and Duly Authorized Representative)

November 10, 1998

                                 EXHIBIT INDEX

Exhibit     Description
-------     -----------

  27        Financial Data Schedule