Form 10-Q
period 1998-12-31
MCDERMOTT INTERNATIONAL INC
filed 1999-02-09
CIK 708819

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the period ended December 31, 1998

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

                     Yes [X]                No [_]

The number of shares outstanding of the Company's common stock at January 28, 1999 was 59,115,289.

            M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

                        I N D E X  -  F O R M   1 0 - Q

                                                                        PAGE

PART I - FINANCIAL INFORMATION


  Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheet
      December 31,1998 and March 31, 1998                                 4

     Condensed Consolidated Statement of Income
      Three and Nine Months Ended December 31,1998 and 1997               6

     Condensed Consolidated Statement of Comprehensive Income
      Three and Nine Months Ended December 31,1998 and 1997               7

     Condensed Consolidated Statement of Cash Flows
      Nine Months Ended December 31,1998 and 1997                         8

     Notes to Condensed Consolidated Financial Statements                10

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 22


PART II - OTHER INFORMATION

  Item 3 - Legal Proceedings                                             38

  Item 6 -  Exhibits and Reports on Form 8-K                             40


SIGNATURES                                                               41

Exhibit 3.2 - Amended and Restated By-Laws of McDermott International,
              Inc.                                                       43

Exhibit 27 -  Financial Data Schedule                                    50

                                     PART I

                         McDERMOTT INTERNATIONAL, INC.



                             FINANCIAL INFORMATION



Item 1.  Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                                                    12/31/98          3/31/98
                                                                   ----------       ----------
                                                                   (Unaudited)
                                                                        (In thousands)
Current Assets:
 Cash and cash equivalents                                         $  265,309       $  277,876
 Accounts receivable - trade                                          296,558          550,552
 Accounts receivable - unconsolidated affiliates                      172,794           52,351
 Accounts receivable - other                                           90,815          139,864
 Environmental and products liabilities recoverable - current         135,200          143,588
 Contracts in progress                                                214,158          239,548
 Inventories                                                           58,342           63,342
 Deferred income taxes                                                 81,479           84,036
 Other current assets                                                  26,820           45,399
                                                                   ----------       ----------
  Total Current Assets                                              1,341,475        1,596,556
                                                                   ----------       ----------
Property, Plant and Equipment, at Cost                              1,502,886        1,715,352
 Less accumulated depreciation                                      1,045,398        1,181,658
                                                                   ----------       ----------
  Net Property, Plant and Equipment                                   457,488          533,694
                                                                   ----------       ----------

Investments in Debt Securities:
 Government obligations                                               532,797          519,443
 Other investments                                                    587,876          553,913
                                                                   ----------       ----------
  Total Investments in Debt Securities                              1,120,673        1,073,356
                                                                   ----------       ----------
Environmental and Products Liabilities Recoverable                    470,826          604,870
                                                                   ----------       ----------

Excess of Cost over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $105,151,000 at December 31,1998
 and $107,814,000 at March 31, 1998                                   112,464          127,077
                                                                   ----------       ----------
Prepaid Pension Costs                                                 122,983          328,583
                                                                   ----------       ----------
Other Assets                                                          227,548          236,994
                                                                   ----------       ----------
  TOTAL                                                            $3,853,457       $4,501,130
                                                                   ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              12/31/98       3/31/98
                                                             ----------    ----------
                                                             (Unaudited)
                                                                  (In thousands)
Current Liabilities:
 Notes payable and current maturities of long-term debt      $   35,770    $  156,300
 Accounts payable                                               214,977       301,988
 Environmental and products liabilities - current               157,925       181,234
 Accrued employee benefits                                      104,475       146,839
 Accrued contract costs                                          50,912        89,321
 Advance billings on contracts                                  295,645       268,764
 Other current liabilities                                      348,077       316,680
                                                             ----------    ----------
  Total Current Liabilities                                   1,207,781     1,461,126
                                                             ----------    ----------
Long-Term Debt                                                  567,802       598,182
                                                             ----------    ----------
Accumulated Postretirement Benefit Obligation                   147,251       393,616
                                                             ----------    ----------
Environmental and Products Liabilities                          592,207       751,620
                                                             ----------    ----------
Other Liabilities                                               265,599       271,489
                                                             ----------    ----------
Commitments and Contingencies.

Minority Interest:
 Subsidiary's preferred stocks                                        -       155,358
 Other minority interest                                        212,670       189,966
                                                             ----------    ----------
  Total Minority Interest                                       212,670       345,324
                                                             ----------    ----------
Stockholders' Equity:
 Preferred stock, authorized 25,000,000 shares;
  outstanding 2,875,000 at March 31, 1998
  Series C $2.875 cumulative convertible, par
  value $1.00 per share                                               -         2,875
 Common stock, par value $1.00 per share, authorized
  150,000,000 shares; issued 60,996,383 at
  December 31,1998 and 56,607,861 at March 31, 1998              60,996        56,608
 Capital in excess of par value                               1,024,244     1,012,338
 Accumulated deficit                                           (135,323)     (341,916)
 Treasury stock at cost, 2,000,614 shares at
  December 31,1998 and 100,614 shares
  at March 31, 1998                                             (62,731)       (3,575)
 Accumulated other comprehensive loss                           (27,039)      (46,557)
                                                             ----------    ----------
  Total Stockholders' Equity                                    860,147       679,773
                                                             ----------    ----------
  TOTAL                                                      $3,853,457    $4,501,130
                                                             ==========    ==========

                         McDERMOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                                                       THREE                          NINE
                                                                                    MONTHS ENDED                 MONTHS ENDED
                                                                              12/31/98         12/31/97      12/31/98      12/31/97
                                                                             ---------        ---------    ----------    ----------
                                                                                                   (Unaudited)
                                                                                                  (In thousands)
Revenues                                                                     $ 800,825        $ 901,735    $2,400,617    $2,749,873
                                                                             ---------        ---------    ----------    ----------
Costs and Expenses:
 Cost of operations (excluding depreciation
  and amortization)                                                            674,750          757,824     1,984,603     2,316,535
 Depreciation and amortization                                                  24,625           33,399        72,922       111,100
 Selling, general and administrative expenses                                   51,917           49,927       163,961       160,154
                                                                             ---------        ---------    ----------    ----------

                                                                               751,292          841,150     2,221,486     2,587,789
                                                                             ---------        ---------    ----------    ----------

Gain (Loss) on Asset Disposals and
 Impairments - Net                                                              (3,754)         (40,212)       36,967        85,384
                                                                             ---------        ---------    ----------    ----------

Operating Income before Income from
 Investees                                                                      45,779           20,373       216,098       247,468

Income from Investees                                                              531           68,993        14,277        75,469
                                                                             ---------        ---------    ----------    ----------

  Operating Income                                                              46,310           89,366       230,375       322,937
                                                                             ---------        ---------    ----------    ----------

Other Income (Expense):
 Interest income                                                                20,231           17,512        78,667        42,390
 Interest expense                                                              (16,901)         (18,728)      (49,137)      (63,121)
 Minority interest                                                             (11,317)         (23,264)      (61,369)      (39,658)
 Other-net                                                                      (2,434)           4,167        33,452         5,664
                                                                             ---------        ---------    ----------    ----------

                                                                               (10,421)         (20,313)        1,613       (54,725)


Income before Provision for (Benefit from)
 Income Taxes                                                                   35,889           69,053       231,988       268,212

Provision for (Benefit from) Income Taxes                                       (6,400)          18,061        16,523        69,199
                                                                             ---------        ---------    ----------    ----------

Net Income                                                                   $  42,289        $  50,992    $  215,465    $  199,013
                                                                             =========        =========    ==========    ==========
Net Income Applicable to Common Stock
 (after Preferred Stock Dividends)                                           $  42,289        $  48,926    $  215,465    $  192,814
                                                                             =========        =========    ==========    ==========

Earnings per Common Share
 Basic                                                                       $    0.72        $    0.88    $     3.65    $     3.49
 Diluted                                                                     $    0.71        $    0.82    $     3.50    $     3.21
                                                                             =========        =========    ==========    ==========

Cash Dividends:
 Per Common Share                                                            $    0.05        $    0.05    $     0.15    $     0.15
 Per Preferred Share                                                         $       -        $    0.72    $        -    $     2.16
                                                                             =========        =========    ==========    ==========
See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                                                            THREE                      NINE
                                                         MONTHS ENDED              MONTHS ENDED
                                                     12/31/98     12/31/97     12/31/98     12/31/97
                                                    ---------    ---------    ---------    ---------
                                                                      (Unaudited)
                                                                     (In thousands)
Net Income                                          $  42,289    $  50,992    $ 215,465    $ 199,013
                                                    ---------    ---------    ---------    ---------

Other Comprehensive Income (Loss):
 Currency translation adjustments:
  Foreign currency translation adjustments               (765)      (9,895)       1,671        1,366
  Sales of investments in foreign entities                  -            -       15,596            -
 Unrealized gains (losses) on investments:
  Unrealized gains (losses) arising during the
   period, net of taxes                                (3,987)         482        3,679        4,600
  Reclassification adjustment for (gains)
   losses included in net income                         (453)           -       (1,428)          40
                                                    ---------    ---------    ---------    ---------
Other Comprehensive Income (Loss)                      (5,205)      (9,413)      19,518        6,006
                                                    ---------    ---------    ---------    ---------
Comprehensive Income                                $  37,084    $  41,579    $ 234,983    $ 205,019
                                                    =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 NINE MONTHS ENDED
                                                               12/31/98     12/31/97
                                                              ---------    ---------
                                                                   (Unaudited)
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                    $ 215,465    $ 199,013
                                                              ---------    ---------
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                   72,922      111,100
 Income from investees,
  less dividends                                                 12,891       (5,695)
 Gain on asset disposals and
  impairments - net                                             (36,967)     (85,384)
 Provision for (benefit from) deferred taxes                     (8,556)       1,827
 Other                                                            3,454        5,200
 Changes in assets and liabilities, net of effects
  from divestitures:
   Accounts receivable                                           92,216       83,254
   Net contracts in progress and advance billings                53,760      151,924
   Accounts payable                                             (84,861)       9,652
   Accrued and other current liabilities                         24,670       37,775
   Other, net                                                   (29,940)      86,868
Proceeds from insurance for products liabilities claims         154,494      108,107
Payments of products liabilities claims                        (178,270)    (145,298)
                                                              ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       291,278      558,343
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                      (45,294)     (32,939)
Purchases of investments                                       (680,358)    (687,360)
Sales and maturities of investments                             641,595      431,522
Proceeds from asset disposals                                   130,131      450,909
Other                                                             5,452       (2,441)
                                                              ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        51,526      159,691
                                                              ---------    ---------

                                                                       CONTINUED



               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   NINE MONTHS ENDED
                                                                  12/31/98     12/31/97
                                                                 ---------    ---------
                                                                      (Unaudited)
                                                                    (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                        $ (45,910)   $(140,266)
Decrease in short-term borrowings                                  (30,954)    (192,747)
Issuance of common stock                                             3,822       23,620
Issuance of subsidiary's stock                                       1,317        8,477
Dividends paid                                                     (10,861)     (14,490)
Purchases of McDermott International, Inc. stock                   (59,156)           -
Acquisition of subsidiary's common stock                           (58,272)           -
Acquisition of subsidiary's preferred stock                       (154,631)      (4,515)
Other                                                                 (999)      (2,859)
                                                                 ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES                             (355,644)    (322,780)
                                                                 ---------    ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                               273          585
                                                                 ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (12,567)     395,839

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   277,876      257,783
                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 265,309    $ 653,622
                                                                 =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                            $  40,468    $  61,082
 Income taxes (net of refunds)                                   $  30,706    $  (6,806)
                                                                 =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Transfer of accounts receivables sold under a purchase and
 sale agreement from secured borrowings to sales treatment       $  56,929    $       -
                                                                 =========    =========

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,1998


NOTE 1 - BASIS OF PRESENTATION

McDermott International, Inc. ("MII") is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated ("MI"). Unless the context otherwise requires, hereinafter, "McDermott" will be used to mean the consolidated enterprise.

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for the following:

   In the three and nine months ended December 31, 1998:

        .  a $9,600,000 charge to restructure foreign joint ventures.

   In the nine months ended December 31, 1998:

        .  a gain on the dissolution of a joint venture of $37,390,000,

        . a gain on the settlement and curtailment of postretirement benefit plans of $27,642,000,

        . interest income of $20,163,000 on settlement of outstanding Internal Revenue Service exposure items,

        .  a gain of $12,000,000 from the sale of assets of a joint venture, and

        . an $8,000,000 settlement of punitive damage claims in a civil suit associated with a Pennsylvania facility formerly operated by McDermott.

   In the three and nine months ended December 31,1997:

        . a gain of $223,651,000 and a $61,637,000 distribution of earnings from the termination of the HeereMac joint venture, and

        . impairment losses of $275,112,000, including $262,901,000 of goodwill associated with JRM's acquisition of Offshore Pipelines, Inc.

   In the nine months ended December 31, 1997:

        . a gain of $33,072,000 from the sale of McDermott's interest in Universal Fabricators Incorporated, and

        . a gain of $96,059,000 from the sale of McDermott's interest in Sakhalin Energy Investment Company, Ltd.

Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in MII's annual report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE - 2 CHANGE IN ACCOUNTING POLICY

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

NOTE 3 - PRODUCTS LIABILITY

At December 31, 1998, the estimated liability for pending and future non-employee products liability asbestos claims was $708,421,000 (of which approximately $273,000,000 had been asserted) and estimated insurance recoveries were $582,226,000. Settlement of this estimated liability is expected to occur over the next thirteen years. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Such trends include management's expectation that new claims will conclude within the next thirteen years, that there will be a significant decline in new claims asserted within the next twelve months, and that the average cost per claim will continue to increase only moderately. Should management's estimates be incorrect, McDermott's ultimate loss for such claims may exceed the amounts provided in the consolidated financial statements.

NOTE 4 - INVENTORIES
Inventories at December 31 and March 31, 1998 are summarized below:

                                                 December 31,  March 31,
                                                     1998        1998
                                                  ----------   ---------
                                                 (Unaudited)
                                                      (In thousands)

Raw Materials and Supplies                          $42,346      $47,411
Work in Progress                                      8,564        6,720
Finished Goods                                        7,432        9,211
                                                    -------      -------
                                                    $58,342      $63,342
                                                    =======      =======

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss included in stockholders' equity at December 31 and March 31, 1998 are as follows:

                                                December 31,  March 31,
                                                    1998        1998
                                                -----------   ---------
                                                (Unaudited)
                                                     (In thousands)

Currency Translation Adjustments                   $(25,235)   $(42,502)
Net Unrealized Gain on Investments                    2,926         675
Minimum Pension Liability                            (4,730)     (4,730)
                                                    -------     -------
                                                   $(27,039)   $(46,557)
                                                    =======     =======
NOTE 6 - DISPOSITIONS

On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture. Pursuant to the termination, JRM received cash of approximately $105,000,000, ETPM S.A.'s derrick/lay barge 1601 and ETPM S.A.'s interest in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and JRM's interest in McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc. The Condensed Consolidated Statement of Income includes revenues of $16,602,000 and $53,958,000 and operating income
(loss) of ($3,536,000) and $7,826,000 for the three and nine months, respectively, ended December 31, 1997 attributable to operations transferred to ETPM S.A. Management does not expect the termination of the McDermott-ETPM joint venture to have a material adverse effect on McDermott's consolidated financial position or results of operations.

On May 7, 1998, a JRM subsidiary, McDermott Marine Construction Limited ("MMCL"), sold its European brownfield engineering operations and received net cash of approximately $2,210,000. JRM is also in the process of closing MMCL's European greenfield engineering operations. While JRM is withdrawing from traditional European engineering markets, it continues to pursue subsea engineering work in the North Sea. In the three and nine months ended December 31, 1998, these operations had revenues of $11,674,000 and $59,699,000, respectively, and operating income (loss) of $17,000 and ($2,159,000), respectively. In the three and nine months ended December 31, 1997, these operations had revenues of $58,458,000 and $246,857,000, respectively, and operating income of $8,285,000 and $13,359,000, respectively.

During the nine months ended December 31, 1998, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

NOTE 7 - SETTLEMENT AND CURTAILMENT OF POSTRETIREMENT BENEFIT PLANS

Effective April 1, 1998, McDermott terminated all postretirement health care benefits and substantially all postretirement life insurance benefits for salaried and non-union hourly employees. As a result of the termination, the total accumulated postretirement benefit obligation of McDermott decreased $251,476,000. On the same date, the pension plans for the employees affected by the termination were amended to increase the benefits payable to the participants to offset partially the cost of postretirement health care and life insurance. As a result of the amendments to the plans, the total projected benefit obligation of McDermott increased $228,952,000. On August 1, 1998, the postretirement health care benefits for two union hourly employee plans were terminated and the pension plans for these employees were amended to increase the benefits payable to participants to offset partially the cost of postretirement health care and life insurance. As a result of this termination of postretirement benefits, the total accumulated postretirement benefit obligation of McDermott decreased $20,846,000, and as a result of this amendment to the pension plans, the projected benefit obligation of McDermott increased $15,728,000. The total decrease in the accumulated postretirement benefit obligation was measured against the total increase in the projected benefit obligation of the pension plans and the resulting gain of $27,642,000 was recognized in the nine months ended December 31,1998.

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

NOTE 9  - INVESTIGATIONS AND LITIGATION

In March 1997, MII and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, MII and JRM notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of MII's and JRM's prompt disclosure of the allegations, both companies and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

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

MII and JRM have cooperated and are continuing to cooperate with the Department of Justice in its investigation. The Department of Justice also has requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

MII and JRM are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the matters described above. MII and JRM are subject to a judicial order entered in 1976, with the consent of MI (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., and certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants, filed a similar lawsuit in the same court, which was consolidated with the Phillips Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. This decision is subject to further judicial review.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, HeereMac, Heerema and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequent thereto, Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC; Burlington Resources Offshore, Inc. and The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C. and Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; and Shell U.K. Limited and certain of its affiliates intervened (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) as plaintiffs in the Shell Litigation. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, the companies' internal investigation, the above-referenced lawsuits, or the other actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and criminal liability and have a material adverse effect on McDermott's consolidated financial position and results of operations.

The Babcock & Wilcox Company ("B&W") and Atlantic Richfield Company are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania involving over 120 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"), alleging, among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and Atlantic Richfield Company liable to the plaintiffs in the first eight cases brought to trial, awarding $36,700,000 in compensatory damages. This jury verdict is being contested. B&W and its insurers have filed seperate actions seeking a judicial determination as to the amount of insurance coverage available. Management believes that the award and all other claims will be resolved within the limits and coverage of such insurance policies; however, no assurance on insurance coverage or financial impact if limits of coverage are exceeded can be given. In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

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

Marine Construction Services, which includes the results of JRM, supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms, specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides diving services, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms. These activities are managed and results are evaluated primarily on a geographic area basis. Engineering operations, which includes project management services and engineering services, is primarily managed and evaluated on a worldwide basis.

Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities.

Government Operations supplies nuclear reactor components and nuclear fuel assemblies to the U.S. Government. This segment also manages and operates government owned facilities, supplies commercial nuclear environmental services and provides services to other government operations and other commercial operations.

Other Operations is comprised of certain small businesses which primarily include the engineering and construction activities and plant outage maintenance of certain Canadian operations and manufacturing of auxiliary equipment such as air cooled heat exchangers and replacement parts. Other Operations also includes contract research activities.

Intersegment sales are accounted for at prices that are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses and other unallocated items. Other reconciling items before provision for income taxes are interest income, interest expense, minority interest and other-net. Assets of the Marine Construction Services segment decreased approximately $263,000,000, primarily as a result of the dispositions of MSCL and MMCL as described in Note 6.

Segment Information for the Three and Nine Months Ended December 31, 1998 and 1997:



                                                                   THREE                      NINE
                                                                MONTHS ENDED               MONTHS ENDED
                                                            12/31/98     12/31/97      12/31/98      12/31/97
                                                           ---------    ---------    ----------    ----------
                                                                             (Unaudited)
                                                                            (In thousands)
REVENUES:

Marine Construction Services                               $ 313,348    $ 458,094    $1,032,999    $1,442,363
Power Generation Systems                                     292,675      283,337       775,559       827,396
Government Operations                                         89,333       95,355       290,489       259,427
Other Operations                                             106,520       74,667       305,598       248,202
Adjustments and Eliminations/(1)/                             (1,051)      (9,718)       (4,028)      (27,515)
                                                           ---------    ---------    ----------    ----------
 Total Revenues                                            $ 800,825    $ 901,735    $2,400,617    $2,749,873
                                                           =========    =========    ==========    ==========
/(1)/ Segment revenues are net of the following intersegment transfers and other adjustments:

  Marine Construction Services Transfers                   $     436    $   1,703    $   2,513     $   13,705
  Power Generation Systems Transfers                             120        1,942          544          3,835
  Government Operations Transfers                                205          410          336          3,798
  Other Operations Transfers                                      70        5,180          173          9,301
  Adjustments and Eliminations                                   220          483          462         (3,124)
                                                           ---------    ---------    ----------    ----------
  Total                                                    $   1,051    $   9,718    $   4,028     $   27,515
                                                           =========    =========    ==========    ==========



                                                                    THREE                      NINE
                                                                 MONTHS ENDED              MONTHS ENDED
                                                            12/31/98     12/31/97     12/31/98     12/31/97
                                                           ---------    ---------    ---------    ---------
                                                                             (Unaudited)
                                                                            (In thousands)
OPERATING INCOME:

Segment Operating Income:
-------------------------
  Marine Construction Services                             $  21,932    $  28,834    $ 114,199    $  97,471
  Power Generation Systems                                    22,361       27,144       57,009       59,380
  Government Operations                                        7,094        7,742       18,871       27,526
  Other Operations                                             4,811        1,610       14,173        3,298
                                                           ---------    ---------    ---------    ---------
  Total Segment Operating Income                           $  56,198    $  65,330    $ 204,252    $ 187,675
                                                           ---------    ---------    ---------    ---------
Gain (Loss) on Asset Disposals and Impairments - Net:
-----------------------------------------------------
  Marine Construction Services                             $  (4,229)   $ (40,330)   $  38,849    $ (40,306)
  Power Generation Systems                                       733           82          938           95
  Government Operations                                            -           (6)         138           (4)
  Other Operations                                              (259)           1         (184)     125,150
                                                           ---------    ---------    ---------    ---------
    Total Gain (Loss) on Asset Disposals and
     Impairments - Net                                     $  (3,755)   $ (40,253)   $  39,741    $  84,935
                                                           ---------    ---------    ---------    ---------
Income (Loss) from Investees:
-----------------------------
  Marine Construction Services                             $  (2,398)   $  63,938    $   7,335    $  61,311
  Power Generation Systems                                     2,546        2,711        6,255        6,687
  Government Operations                                          617        2,678        1,824        3,777
  Other Operations                                              (234)        (334)      (1,137)       3,701
                                                           ---------    ---------    ---------    ---------
   Total Income from Investees                             $     531    $  68,993    $  14,277    $  75,476
                                                           ---------    ---------    ---------    ---------
SEGMENT INCOME:
---------------
  Marine Construction Services                             $  15,305    $  52,442    $ 160,383    $ 118,476
  Power Generation Systems                                    25,640       29,937       64,202       66,162
  Government Operations                                        7,711       10,414       20,833       31,299
  Other Operations                                             4,318        1,277       12,852      132,149
                                                           ---------    ---------    ---------    ---------
   Total Segment Income                                       52,974       94,070      258,270      348,086
                                                           ---------    ---------    ---------    ---------
Other Unallocated Items                                          655          221       (1,229)         403
General Corporate Expenses - Net                              (7,319)      (4,925)     (26,666)     (25,552)
                                                           ---------    ---------    ---------    ---------
 Total Operating Income                                    $  46,310    $  89,366    $ 230,375    $ 322,937
                                                           =========    =========    =========    =========

NOTE 11 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                        THREE                        NINE
                                                     MONTHS ENDED                 MONTHS ENDED
                                                 12/31/98      12/31/97       12/31/98      12/31/97
                                              -----------   -----------    -----------   -----------
                                                                   (Unaudited)
                                                (In thousands, except shares and per share amounts)
Basic:

Net income                                    $    42,289   $    50,992    $   215,465   $   199,013
Dividends on preferred stock, Series C                  -        (2,066)             -        (6,199)
                                              -----------   -----------    -----------   -----------
Net income for basic computation              $    42,289   $    48,926    $   215,465   $   192,814
                                              ===========   ===========    ===========   ===========
Weighted average common shares                 58,562,989    55,748,811     59,095,770    55,228,673
                                              ===========   ===========    ===========   ===========
Basic earnings per common share               $      0.72   $      0.88    $      3.65   $      3.49
                                              ===========   ===========    ===========   ===========

Diluted:

Net income                                    $    42,289   $    50,992    $   215,465   $   199,013

Dividends on Subsidiary's Series A $2.20
 Cumulative Convertible Preferred Stock                 -         1,550          2,752         4,650
                                              -----------   -----------    -----------   -----------
Net income for diluted computation            $    42,289   $    52,542    $   218,217   $   203,663
                                              ===========   ===========    ===========   ===========
Weighted average common shares (basic)         58,562,989    55,748,811     59,095,770    55,228,673

Effect of dilutive securities:
 Stock options and restricted stock             1,057,163     1,749,373      1,350,978     1,352,566

 Subsidiary's Series A $2.20 Cumulative
  Convertible Preferred Stock                           -     2,818,679      1,674,867     2,818,690

 Series C $2.875 Cumulative Convertible
  Preferred Stock                                       -     4,078,014        253,942     4,078,014
                                              -----------   -----------    -----------   -----------
Adjusted weighted average common
 shares and assumed conversions                59,620,152    64,394,877     62,375,557    63,477,943
                                              ===========   ===========    ===========   ===========
Diluted earnings per common share             $      0.71   $      0.82    $      3.50   $      3.21
                                              ===========   ===========    ===========   ===========

NOTE 12  SUBSEQUENT EVENT

On February 4, 1999, JRM initiated an offer to purchase all of its outstanding 9.375% Senior Subordinated Notes due July 2006 at a purchase price of 113.046% of their principal amount, plus accrued interest to, but not including, the payment date. The outstanding principal amount of the notes is $250,000,000.
In connection with the offer, JRM is also soliciting consents to certain amendments to the indenture for the 9.375% Senior Subordinated Notes to amend or eliminate certain restrictive covenants. Holders who tender notes for purchase by JRM pursuant to the tender offer are required to consent to the amendments in order to have their notes accepted for purchase. The tender offer is conditioned on, among other things, at least a majority of the aggregate principal amount of the notes outstanding being validly tendered and not withdrawn prior to its expiration. The offer will expire on March 5, 1999, unless extended.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

McDermott International, Inc. ("MII") is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated ("MI"). Unless the context otherwise requires, hereinafter, "McDermott" will be used to mean the consolidated enterprise.

Revenues of the Marine Construction Services segment are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. As a result of continuing lower oil prices, Marine Construction Services' customers have significantly reduced capital expenditures for exploration and production spending. As a result, Marine Constructions Services' backlog has declined over $700,000,000 since the beginning of the fiscal year. At the current backlog level, management expects revenues to be as much as one-third lower in fiscal year 2000 compared to the current fiscal year, and profitability to be lower because of the volume decline. Economic and political instability in Asia have also had an adverse effect on the timing of exploration and production spending.

Revenues of the Power Generation Systems segment are largely a function of capital spending by the electric power generation industry. In the electric power generation industry, persistent economic growth in the United States has brought the supply of electricity into approximate balance with energy demand, except at periods of peak demand. However, electric power producers have generally chosen to meet these peaks with new combustion turbines rather than with base-load capacity. New emissions requirements have also prompted some customers to place orders for environmental equipment. Demand for electrical power generation industry services and replacement nuclear steam generators continues at strong levels. International markets remain unsettled, and economic and political instability in Asia have caused projects in emerging markets to be delayed, suspended or cancelled. In the process industry, demand for services remains strong, and the pulp and paper industry has begun to issue inquiries relating to refurbishing or replacement of existing recovery boilers. In general, management expects the fiscal year 2000 operating activity of this segment to be about the same as the current fiscal year.

Revenues of the Government Operations segment are largely a function of capital spending by the U.S. Government. Management does not expect this segment to experience any significant growth because of reductions in the defense budget over the past several years; however, management expects the segment to remain relatively constant since it is the sole-source provider of nuclear fuel assemblies and nuclear reactor components to the U.S. Government. Management expects the operating activity of this segment in fiscal year 2000 to be about the same as in the current year.

Revenues of Other Operations are affected by variations in the business cycles in the customers' industries and the overall economy. Other Operations is also affected by legislative issues such as environmental regulations and fluctuations in U.S. Government funding patterns. Backlog for Other Operations has improved significantly from a year ago, primarily because of significant new bookings in engineering and construction. Management also expects this segment's operating activity in fiscal year 2000 to be about the same as in the current year.

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

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to: decisions about offshore developments to be made by oil and gas companies; the deregulation of the U.S. energy market; governmental regulation and the continued funding of McDermott's contracts by U.S. governmental agencies; estimates for pending and future non-employee asbestos claims; the highly competitive nature of McDermott's businesses; operating risks associated with the marine construction services business; economic and political instability in Indonesia and on the Indian subcontinent; the results of the ongoing investigation by MII and JRM and the U.S. Department of Justice into possible anti-competitive practices by MII and JRM; and the lawsuits disclosed in Item 3, Legal Proceedings.

RESULTS OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 1998 VS. THREE MONTHS ENDED DECEMBER 31, 1997

Marine Construction Services
----------------------------

Revenues decreased $144,746,000 to $313,348,000, primarily due to lower volume in Europe as a result of JRM's withdrawal from the traditional European engineering markets and from lower volume in all activities in North America, the Middle East and in worldwide engineering. These decreases were partially offset by higher volume in the Far East.

Segment operating income decreased $6,902,000 to $21,932,000, primarily due to lower volume in all activities in North America and in European engineering. There were also higher net operating expenses and a charge to restructure foreign joint ventures. These decreases were partially offset by higher volume in the Far East. In addition, the prior period included goodwill amortization of $5,439,000 associated with the acquisition of Offshore Pipelines, Inc. ("OPI").

Loss on asset disposals and impairmentsnet was $4,229,000 compared to $40,330,000 in the prior period. The loss in the current period was primarily due to impairment losses on fabrication facilities. The loss in the prior period was primarily due to the write-off of $262,901,000 of goodwill associated with the acquisition of OPI, partially offset by the $223,651,000 gain recognized from the termination of the HeereMac joint venture.

Income (loss) from investees decreased $66,336,000 from income of $63,938,000 to a loss of $2,398,000, primarily due to a $61,637,000 distribution of earnings related to the termination of the HeereMac joint venture in the prior period. There were also lower operating results from a joint venture in Mexico.

Power Generations Systems
-------------------------

Revenues increased $9,338,000 to $292,675,000, primarily due to higher revenues from repair and alteration of existing fossil fuel steam systems and plant enhancement projects. These increases were partially offset by lower revenues from fabrication and erection of fossil fuel steam and environmental control systems and replacement nuclear steam generators.

Segment operating income decreased $4,783,000 to $22,361,000, primarily due to lower volume and margins from fabrication and erection of fossil fuel steam and environmental control systems and replacement nuclear steam generators. These decreases were partially offset by higher volume and margins from repair and alteration of existing fossil fuel steam systems, higher volume from plant enhancement projects and higher margins from engineer-procure-construct contracts.

Government Operations
---------------------

Revenues decreased $6,022,000 to $89,333,000, primarily due to lower revenues from other government operations, commercial nuclear environmental services and from management and operation contracts for U.S. Government-owned facilities.

Segment operating income decreased $648,000 to $7,094,000, primarily due to lower margins from commercial nuclear environmental services. This decrease was partially offset by higher margins from management and operation contracts for U.S. Government-owned facilities.

Income from investees decreased $2,061,000 to $617,000. The decrease is primarily due to lower operating results from a domestic joint venture in Colorado.

Other
-----

Revenues increased $31,853,000 to $106,520,000, primarily due to higher revenues from engineering activities in Canadian operations. These increases were partially offset by lower revenues from domestic engineering and construction activities.

Operating income increased $3,201,000 to $4,811,000, primarily due to higher volume from engineering activities in Canadian operations and higher margins from air-cooled heat exchangers. There were also losses in a non-core business disposed of in the prior period. These increases were partially offset by lower volume from domestic engineering and construction activities and higher general and administrative expenses.

Other Income Statement Items
----------------------------

Interest income increased $2,719,000 to $20,231,000, primarily due to increases in investments in government obligations and other debt securities.

Interest expense decreased $1,827,000 to $16,901,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense decreased $11,947,000 to $11,317,000, primarily due to minority shareholder participation in the lower operating results of JRM.

Other-net decreased $6,601,000 from income of $4,167,000 to expense of $2,434,000, primarily due to higher foreign currency transaction gains in the prior period.

The provision for (benefit from) income taxes decreased $24,461,000 from a provision of $18,061,000 to a benefit of $6,400,000, while income before provision for income taxes decreased $33,164,000 to $35,889,000. The decrease in the provision for income taxes was primarily the result of favorable tax settlements totaling $21,367,000 of prior years' disputed items in foreign jurisdictions. McDermott operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax bases (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31,1998 VS. NINE MONTHS ENDED DECEMBER 31, 1997

Marine Construction Services
----------------------------

Revenues decreased $409,364,000 to $1,032,999,000, primarily due to lower volume in Europe as a result of JRM's withdrawal from the traditional European engineering markets and from lower volume in all activities in North America, the Middle East and in worldwide engineering. These decreases were partially offset by higher volume in virtually all activities in the Far East.

Segment operating income increased $16,728,000 to $114,199,000, primarily due to higher volume and margins in all activities and a favorable settlement of contract claims in the Far East. In addition, prior period results include amortization of OPI goodwill of $16,318,000. These increases were partially offset by lower volume in all activities in North America and in worldwide engineering and higher net operating expenses. In addition, there was a charge to restructure foreign joint ventures.

Gain (loss) on asset disposals and impairments-net was a gain of $38,849,000 compared to a loss of $40,306,000 in the prior period. The gain in the current period was primarily due to gains recognized from the termination of the McDermott-ETPM joint venture and the sale of three Gulf of Mexico vessels, partially offset by impairment losses on fabrication facilities. The loss in the prior period was primarily due to the write-off of $262,901,000 of goodwill associated with the acquisition of OPI, partially offset by the $223,651,000 gain recognized from the termination of the HeereMac joint venture.

Income from investees decreased $53,976,000 to $7,335,000, primarily due to a $61,637,000 distribution of earnings related to the termination of the HeereMac joint venture in the prior period. There were also lower operating results from Brown & Root McDermott Fabricators Limited. These decreases were partially offset by the gain on the sale of assets in a Malaysian joint venture and losses recorded by McDermott-ETPM West, Inc. in the prior period.

Power Generations Systems
-------------------------

Revenues decreased $51,837,000 to $775,559,000, primarily due to lower revenues from fabrication and erection of fossil fuel steam and environmental control systems and replacement nuclear steam generators. These decreases were partially offset by higher revenues from repair and alteration of existing fossil fuel steam systems and plant enhancement projects.

Segment operating income decreased $2,371,000 to $57,009,000, primarily due to lower volume and margins from fabrication and erection of fossil fuel steam and environmental control systems and lower volume from replacement nuclear steam generators. These decreases were partially offset by higher volume and margins from repair and alteration of existing fossil fuel steam systems, higher margins from operation and maintenance contracts and higher volume from plant enhancement projects.

Government Operations
---------------------

Revenues increased $31,062,000 to $290,489,000, primarily due to higher revenues from management and operation contracts for U.S. Government-owned facilities and from nuclear fuel assemblies and reactor components for the U.S. Government. These increases were partially offset by lower revenues from commercial operations, other government operations and commercial nuclear environmental services.

Segment operating income decreased $8,655,000 to $18,871,000, primarily due to an $8,000,000 settlement of punitive damage claims relating to a civil suit associated with a Pennsylvania facility formerly operated by McDermott. There were also lower margins from commercial nuclear environmental services. These decreases were partially offset by higher volume from management and operation contracts for U.S. Government-owned facilities.

Income from investees decreased $1,953,000 to $1,824,000. The decrease is primarily due to lower operating results from a domestic joint venture in Colorado.

Other
-----

Revenues increased $57,396,000 to $305,598,000, primarily due to higher revenues from engineering activities in Canadian operations and from air-cooled heat exchangers. These increases were partially offset by lower revenues from domestic engineering and construction activities, plant maintenance activities in Canadian operations and the disposition of a non-core business.

Operating income increased $10,875,000 to $14,173,000, primarily due to higher volume from engineering activities in Canadian operations and higher volume and margins from air-cooled heat exchangers. There were also losses in a non-core business disposed of in the prior period. These increases were partially offset by lower volume from domestic engineering and construction activities and higher general and administrative expenses.

Gain on asset disposals and impairments-net decreased $125,334,000 from income of $125,150,000 to a loss of $184,000. The prior period gains were primarily due to the sale of McDermott's interest in Sakhalin Energy Investment Company Ltd. and Universal Fabricators Incorporated.

Income (loss) from investees decreased $4,838,000 from income of $3,701,000 to a loss of $1,137,000, primarily due to lower operating results from a domestic joint venture in Colorado and the shutdown of two foreign joint ventures in the former Soviet Union.

Other Unallocated Items
-----------------------

Other Unallocated Items decreased $1,632,000 from income of $403,000 to expense of $1,229,000, primarily due to higher general and administrative and employee benefit expenses. These decreases were partially offset by favorable claim reserve adjustments and lower legal expenses related to claims.

Other Income Statement Items
----------------------------

Interest income increased $36,277,000 to $78,667,000, primarily due to increases in investments in government obligations and other debt securities and interest income on the settlement of Internal Revenue Service exposure items.

Interest expense decreased $13,984,000 to $49,137,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Minority interest expense increased $21,711,000 to $61,369,000, primarily due to minority shareholder participation in the improved operating results of JRM, partially offset by minority shareholder participation in the increased losses of a consolidated foreign joint venture.

Other-net income increased $27,788,000 to $33,452,000, primarily due to a net gain on the settlement and curtailment of postretirement benefit plans. (See
Note 7 to the condensed consolidated financial statements.)

The provision for income taxes decreased $52,676,000 to $16,523,000, while income before provision for income taxes decreased $36,224,000 to $231,988,000. The decrease in the provision for income taxes was primarily the result of a benefit of $17,925,000 recorded as a result of the decrease in the valuation allowance for deferred tax assets, an increase in the proportion of income earned in non-taxable jurisdictions and favorable tax settlements totaling $21,367,000 of prior years' disputed items in foreign jurisdictions. McDermott operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax bases (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

Backlog                             12/31/98       3/31/98
-------                           ----------    ----------
                                       (In thousands)
Marine Construction Services      $  555,961    $1,267,148
Power Generation Systems           1,009,806     1,071,121
Government Operations                941,908       810,749
Other                                436,719       262,455
Eliminations                          (1,883)       (2,243)
                                  ----------    ----------
 TOTAL BACKLOG                    $2,942,511    $3,409,230
                                  ==========    ==========


In general, all of McDermott's business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

Marine Construction Services' backlog declined in all operating areas as a result of lower oil prices. In addition, backlog in Europe and West Africa declined as a result of JRM's withdrawal from traditional European engineering markets. Finally, backlog decreased as a result of sluggish economic conditions in the Middle and Far East and the political instability in the Far East.

Power Generation Systems' foreign markets have been adversely impacted by suspensions of power projects in Southeast Asia and Pakistan. Also, the U.S. market for industrial and utility boilers remains weak. However, the U.S. market for services and replacement nuclear steam generators is expected to remain strong and to make significant contributions to operating income into the foreseeable future.

At December 31, 1998, Government Operations' backlog with the U.S. Government was $842,569,000 (of which $39,460,000 had not been funded). The backlog of this segment is not expected to experience any significant growth as a result of reductions in the defense budget over the past several years. However, management expects this segment's backlog to remain relatively constant since it is the sole-source provider of nuclear fuel assemblies and nuclear reactor components for the U.S. Government.

Liquidity and Capital Resources
-------------------------------

During the nine months ended December 31, 1998, McDermott's cash and cash equivalents decreased $12,567,000 to $265,309,000 and total debt decreased $150,910,000 to $603,572,000, primarily due to the attainment of sales treatment for $56,929,000 of secured borrowings (see below), repayment of $45,910,000 in long-term debt, the decrease in short-term borrowings of $30,954,000 and the settlement of a note payable of $14,565,000 pursuant to the termination of the McDermott-ETPM joint venture. During this period, McDermott provided cash of $291,278,000 from operating activities and received cash proceeds of $130,131,000 from asset disposals, including $95,546,000 from the termination of the McDermott-ETPM joint venture.

McDermott used cash of $117,428,000 for stock repurchases, $154,631,000 for the redemption of a subsidiary's preferred stocks, $38,763,000 for net purchases of investments, $45,294,000 for additions to property, plant and equipment, and $10,861,000 for dividends on MII's common and preferred stock.

Pursuant to agreements with the majority of its principal insurers, McDermott negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. Reimbursement of such claims is subject to varying insurance limits based upon the year involved. Moreover, as a result of collection delays inherent in this process and the effect of agreed payment schedules with specific insurers, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $6,900 per claim over the last three years) has continued to rise. Claims paid during the nine months ended December 31, 1998 were $178,270,000, of which $142,432,000 has been recovered or is due from insurers. At December 31, 1998, receivables of $89,618,000 were due from insurers for reimbursement of settled claims. Of the $89,618,000 due from insurers, $44,922,000 has been included in the pool of qualified receivables sold pursuant to a receivables purchase and sale agreement (see below). The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott's liquidity.

At December 31, 1998, the estimated liability for pending and future non-employee products liability asbestos claims was $708,421,000 (of which approximately $273,000,000 had been asserted) and estimated insurance recoveries were $582,226,000. Settlement of this estimated liability is expected to occur over the next thirteen years. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott's claims history and constitute management's best estimate of such future costs. Estimated insurance recoveries are based upon an analysis of insurers providing coverage of the estimated liabilities. Inherent in the estimate of such liabilities and recoveries are expected trends in claim severity and frequency and other factors, including recoverability from insurers, which may vary significantly as claims are filed and settled. Such trends include management's expectation that new claims will conclude within the next thirteen years, that there will be a significant decline in new claims asserted within the next twelve months, and that the average cost per claim will continue to increase only moderately. Should management's estimates be incorrect, McDermott's ultimate loss for such claims may exceed the amounts provided in the consolidated financial statements.

Expenditures for property, plant and equipment increased $12,355,000 to $45,294,000. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

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

At December 31 and March 31, 1998, McDermott had available various uncommitted short-term lines of credit from banks totaling $103,020,000 and $127,061,000, respectively. Borrowings against these lines of credit at March 31, 1998 were $5,100,000. There were no borrowings against these lines at December 31, 1998. At March 31, 1998, B&W was a party to a revolving credit facility under which there were no borrowings. In July 1998, B&W terminated its existing credit facility and, jointly and severally with Babcock & Wilcox Investment Company ("BWICO") and BWX Technologies, Inc., entered into a new $200,000,000 three-year, unsecured credit agreement (the "BWICO Credit Agreement") with a group of banks. Borrowings by the three companies against the BWICO Credit Agreement cannot exceed an aggregate amount of $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. In connection with satisfying a condition to borrowing or issuing letters of credit under the BWICO Credit Agreement, MI made a $15,000,000 capital contribution to BWICO in August 1998. At December 31, 1998, there were no borrowings under the BWICO Credit Agreement. Management does not anticipate BWICO will need to borrow funds under the BWICO Credit Agreement during fiscal year 1999.

At March 31, 1998, JRM and certain of its subsidiaries were parties to a revolving credit facility under which there were no borrowings. In June 1998, JRM and such subsidiaries entered into a new $200,000,000 three-year, unsecured credit agreement (the "JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. At December 31, 1998, there were no borrowings under the JRM Credit Agreement. Management does not anticipate JRM will need to borrow funds under the JRM Credit Agreement during fiscal year 1999.

MI and JRM are restricted, as a result of covenants in certain credit agreements, in their ability to transfer funds to MII and certain of its subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 1998, substantially all of the net assets of MI are subject to such restrictions. JRM is restricted, as a result of covenants in its indenture relating to its $250,000,000 9.375% Senior Subordinated Notes due July 2006, from paying cash dividends on, or repurchasing or redeeming, its capital stock (including the shares of its common stock and Series A $2.25 Cumulative Preferred Stock held by MII), or in transferring funds through unsecured loans to or investments in MII. At December 31,1998, JRM could pay cash dividends on, or repurchase shares of, its capital stock (including shares held by MII) in the amount of $28,588,000, could pay up to an additional $9,600,000 of cash dividends on its Series A Preferred Stock held by MII and could make unsecured loans to or investments in MII of approximately $30,000,000. Additionally under such indenture, JRM is required to offer to purchase its outstanding 9.375% Senior Subordinated Notes at 100% of their principal amount, plus accrued and unpaid interest, to the extent that it has proceeds from certain asset sales and dispositions equal to or exceeding $25,000,000 that it has not used to permanently reduce certain senior or other indebtedness or reinvested in its business within a specified time period, generally 18 months, following each such asset sale or disposition. Currently, JRM has approximately $222,000,000 in proceeds from such asset sales and dispositions, which, if not used for repayment of debt or reinvested as described above, would be subject to this obligation commencing June 1999.

On February 4, 1999, JRM initiated an offer to purchase all of its outstanding 9.375% Senior Subordinated Notes at a purchase price of 113.046% of their principal amount ($1,130.46 per $1,000 principal amount), plus accrued and unpaid interest to, but not including, the payment date. The offer will expire on March 5, 1999, unless extended. In connection with the offer, JRM is also soliciting consents to certain amendments that would amend or eliminate certain restrictive covenants and other provisions contained in the indenture relating to the notes. Holders who tender notes for purchase by JRM pursuant to the offer are required to consent to the amendments in order to have their notes accepted for purchase. The tender offer is conditioned on, among other things, there being validly tendered and not withdrawn prior to its expiration at least a majority of the aggregate principal amount of the notes outstanding, with consents to the amendments. If this condition is met and the offer is consummated, the covenants described in the preceding paragraph that restrict JRM's ability to pay dividends, repurchase or redeem its capital stock, or to transfer funds through unsecured loans to or investments in MII will be eliminated.

McDermott maintains an investment portfolio of government obligations and other investments. The fair value of short-term investments and the long-term portfolio at December 31, 1998 was $1,120,673,000. Management anticipates using a portion of this portfolio to fund the offer described above. At December 31, 1998, approximately $63,733,000 fair value of obligations in the portfolio was pledged as collateral in connection with certain reinsurance agreements.

Working capital decreased $1,736,000 from $135,430,000 at March 31, 1998 to $133,694,000 at December 31, 1998. During the remainder of fiscal year 1999, McDermott expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, sales of non-strategic assets, cash and cash equivalents and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott's liquidity or capital resources.

During fiscal year 1998, MII's Board of Directors approved the repurchase of up to two million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. MII completed its two million share repurchase program in August 1998; therefore, no shares were repurchased during the three months ended December 31, 1998. During the nine months ended December 31, 1998, MII repurchased 1,900,000 shares of its common stock at an average share price of $31.10.

JRM's Board of Directors has also approved the repurchase of up to three million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. Share repurchases by JRM are also dependent on its ability to satisfy its debt covenants. During the three months ended December 31, 1998, JRM purchased 100,000 shares of its common stock. During the nine months ended December 31, 1998, JRM purchased 1,837,700 shares of its common stock at an average share price of $31.67. At December 31, 1998, JRM had repurchased 2,200,200 of the three million shares of its common stock authorized to be repurchased.

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

At December 31, 1998, MII has provided a valuation allowance for deferred tax assets of $51,132,000 which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of deferred tax assets are the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Impact of the Year 2000
-----------------------

The McDermott company-wide Year 2000 Project is proceeding on schedule. The project addresses information technology components (hardware and software) in internal business systems and infrastructure and the embedded systems in offices, plants and products delivered to customers. In addition, an analysis of critical suppliers is being performed to ensure the supply of materials and services that are strategic to business continuity. The Year 2000 Project began company-wide with a planning phase during the latter part of 1996 followed by a company-wide assessment, which was completed in early 1997. Based upon the results of the assessment and the diverse nature of McDermott's product lines, strategies for business systems were developed that fit requirements of each of the McDermott business units. Some entities are replacing legacy systems with commercial enterprise systems, others are employing a combination of proprietary and third-party client/server systems, while a third strategy is based primarily upon remediation of legacy applications. Embedded systems and the critical supplier analysis are being addressed with a common methodology across McDermott.

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

At December 31, 1998, the inventory, prioritization and assessment of the IT Systems and Facilities were complete. The implementation is in progress with approximately 80% of the work completed. The inventory of internal Embedded Systems is complete and the testing and replacement of components is in progress. The Customer Products phase of the project achieved significant progress during the quarter and is currently 85% complete and on schedule. The tasks of inventory, prioritization and assessment of Critical Suppliers are complete at most company locations. Alternative sourcing and contingency plans are under development. Through this process, business units will mitigate the risk of material impact to continuing operations from potential supplier failure.

All Year 2000 solutions for the IT Systems, Facilities and Embedded Systems that support McDermott's engineering, manufacturing and construction operations and the corporate functions are scheduled to be completed by June 30, 1999. The analysis and the compliance tasks for Customer Products and Critical Suppliers are on schedule and are forecast to be completed by June 30, 1999.

As an alternative to the remediation of the legacy payroll systems, McDermott has elected to outsource its payroll function. The transition to the payroll service provider will be completed September 30, 1999.

McDermott does not expect that the cost associated with the modifications to critical systems and other compliance activities will have a material impact on its consolidated financial condition, cash flows or results of operations. The cost of the Year 2000 Project is estimated at $39,000,000 and is being funded through operating cash flows. Of the total project cost, $9,000,000 is attributable to the purchase of hardware and software, which will be capitalized, and the remaining $30,000,000 will be expensed as incurred. Expenditures to date include $6,000,000 of capital and $14,000,000 of expense.

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

Contingency plans are being defined and, in some cases, already initiated where there is high risk associated with the implementation of the primary compliance strategy. Examples of contingency projects are: (i) remediation of legacy systems concurrent with the implementation of third-party replacement software where there is little margin for delay in the vendor's delivery of the software; and (ii) outsourcing of certain functions where the remediation of a major legacy system has subsequently evolved to be a high-risk project. Contingency plans are being developed consistent with the priorities and requirements of each business unit and will be continually refined as additional information becomes available.

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

                                    PART II
                         McDERMOTT INTERNATIONAL, INC.

                               OTHER INFORMATION

Item 3.  LEGAL PROCEEDINGS

In March 1997, MII and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, MII and JRM notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of MII's and JRM's prompt disclosure of the allegations, both companies and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

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

MII and JRM have cooperated and are continuing to cooperate with the Department of Justice in its investigation. The Department of Justice also has requested additional information from the companies relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

MII and JRM are also cooperating with the Securities and Exchange Commission ("SEC"), which also requested information and documents from the companies with respect to certain of the matters described above. MII and JRM are subject to a judicial order entered in 1976, with the consent of MI

(which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., and certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants, filed a similar lawsuit in the same court, which was consolidated with the Phillips Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. This decision is subject to further judicial review.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, HeereMac, Heerema and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequent thereto, Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC; Burlington Resources Offshore, Inc. and The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C. and Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; and Shell U.K. Limited and certain of its affiliates intervened (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) as plaintiffs in the Shell Litigation. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC inquiry, or the companies' internal investigation, the above-referenced lawsuits, or the actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and criminal liability and have a material adverse effect on McDermott's consolidated financial position and results of operations.

B&W and Atlantic Richfield Company are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania involving over 120 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"), alleging, among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and Atlantic Richfield Company liable to the plaintiffs in the first eight cases brought to trial, awarding $36,700,000 in compensatory damages. This jury verdict is being contested. B&W and its insurers have filed seperate actions seeking a judicial determination as to the amount of insurance coverage available. Management believes that the award and all other claims will be resolved within the limits and coverage of such insurance policies; however, no assurance on insurance coverage or financial impact if limits of coverage are exceeded can be given. In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

Additionally, McDermott is, from time to time, involved in routine litigation related to its business activity. It is management's opinion that none of this routine litigation will have a material adverse effect on McDermott's consolidated financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit 3.2 - Amended and Restated By-Laws of McDermott International,
                    Inc.
      Exhibit 27  - Financial Data Schedule

  (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended December 31, 1998.

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

February 8, 1999

                                 EXHIBIT INDEX


Exhibit Description
------- -----------

  3.2   Amended and Restated By-Laws of McDermott International, Inc.

  27    Financial Data Schedule