Form 10-K
period 1999-03-31
MCDERMOTT INTERNATIONAL INC
filed 1999-06-10
CIK 708819

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                      F O R M  1 0 - K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended March 31, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant was $1,725,490,308 as of April 29, 1999.

The number of shares outstanding of the Company's Common Stock at April 29, 1999 was 59,248,598.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                         McDERMOTT INTERNATIONAL, INC.

                               INDEX - FORM 10-K

                                    PART 1

                                                               PAGE
Items 1. & 2.  BUSINESS AND PROPERTIES

A.      General                                                  1

B.      Marine Construction Services
             General                                             3
             Foreign Operations                                  4
             Raw Materials                                       5
             Customers and Competition                           5
             Backlog                                             5
             Factors Affecting Demand                            6

C.      Power Generation Systems
             General                                             6
             Foreign Operations                                  6
             Raw Materials                                       7
             Customers and Competition                           7
             Backlog                                             7
             Factors Affecting Demand                            8

D.      Government Operations
             General                                             8
             Raw Materials                                       9
             Customers and Competition                           9
             Backlog                                             9
             Factors Affecting Demand                            9

E.      Industrial Operations
             General                                            10
             Foreign Operations                                 10
             Raw Materials                                      10
             Customers and Competition                          10
             Backlog                                            11
             Factors Affecting Demand                           11

F.      Patents and Licenses                                    11

G.      Research and Development Activities                     11

H.      Insurance                                               12

I.      Employees                                               13

J.      Environmental Regulations and Matters                   13

                               INDEX - FORM 10-K

                                                               PAGE

Item 3.  LEGAL PROCEEDINGS                                      15

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    17

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS                      18

Item 6.  SELECTED FINANCIAL DATA                                19

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
              General                                           21
              Fiscal Year 1999 vs Fiscal Year 1998              22
              Fiscal Year 1998 vs Fiscal Year 1997              24
              Effects of Inflation and Changing Prices          26
              Liquidity and Capital Resources                   27
              Impact of the Year 2000                           30
              New Accounting Standards                          32

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK                                          33

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA
              Company Report on Consolidated Financial
                Statements                                      35
              Report of PricewaterhouseCoopers LLP              36
              Report of Ernst & Young LLP                       37
              Consolidated Balance Sheet - March 31, 1999
                and 1998                                        38
              Consolidated Statement of Income (Loss) for the
                Three Fiscal Years ended March 31, 1999         40
              Consolidated Statement of Comprehensive Income
                (Loss) for the Three Fiscal Years ended
                March 31, 1999                                  41
              Consolidated Statement of Stockholders'
                Equity for the Three Fiscal Years ended
                March 31, 1999                                  42
              Consolidated Statement of Cash Flows for the
                Three Fiscal Years ended March 31, 1999         44
              Notes to Consolidated Financial Statements        46

 Item 9.      CHANGES IN AND DISAGREEMENTS WITH AUDITORS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE          84

                               INDEX - FORM 10-K

                                                               PAGE

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT                                      85

Item 11.      EXECUTIVE COMPENSATION                            85

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                  85

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS    85


                                    PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K                         86

Signatures                                                      88

Exhibit 4.1 -    AMENDED AND RESTATED RIGHTS AGREEMENT

Exhibit  21 -    SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT

Exhibit  23.1 -  CONSENT OF PRICEWATERHOUSECOOPERS LLP

Exhibit 23.2 -   CONSENT OF ERNST & YOUNG LLP

Exhibit  27 -    FINANCIAL DATA SCHEDULE

                                   P A R T  I

Items 1. and 2.  BUSINESS AND PROPERTIES

A.  GENERAL

McDermott International, Inc. ("MII") was incorporated under the laws of the Republic of Panama in 1959 and is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated. MII's Common Stock and JRM's Common Stock and 9.375% Senior Subordinated Notes due July 2006 are publicly traded. On May 7, 1999, MII and JRM jointly announced that they executed a definitive merger agreement pursuant to which MII will acquire all shares of JRM not already owned by MII for $35.62 per share in cash. Pursuant to the merger agreement, on May 13, 1999, MII initiated a tender offer for all shares of JRM common stock for $35.62 per share in cash. The tender offer will expire on June 10, 1999 unless extended. Any shares not purchased in the tender offer will be acquired for the same price in cash in a second-step merger . The tender offer is subject to the condition that the majority of the publicly held shares are validly tendered pursuant to the tender offer, as well as other customary conditions. JRM currently has approximately 39,060,000 shares of common stock outstanding, of which 24,668,297 shares, or 63%, are owned by MII, and approximately 14,400,000 are publicly held.

Hereinafter, unless the context requires otherwise, the following terms shall mean:
  .  MII for McDermott International, Inc., a Panama corporation,
  . JRM for J. Ray McDermott, S. A., a majority owned Panamanian subsidiary of MII, and its consolidated subsidiaries,
  . MI for McDermott Incorporated, a Delaware subsidiary of MII, and its consolidated subsidiaries,
  . BWICO for Babcock & Wilcox Investment Company, a Delaware subsidiary of MI, . B&W for the Babcock & Wilcox Company, a Delaware subsidiary of BWICO, and its consolidated subsidiaries,
  . BWXT for BWX Technologies, Inc., a Delaware subsidiary of BWICO, and its consolidated subsidiaries, and
  .  McDermott for the consolidated enterprise.

McDermott operates in four business segments:

  . Marine Construction Services includes the results of the operations of JRM, which supplies worldwide services for the offshore oil and gas exploration and production and hydrocarbon processing industries, and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and procurement activities.

  . Power Generation Systems includes the results of the operations of the Power Generation Group, which is conducted primarily through B&W, and provides services and equipment and systems to generate steam and electric power at energy facilities worldwide.

  . Government Operations includes the results of the operations of BWXT, which supplies nuclear reactor components and nuclear fuel assemblies to the U.S. Navy and various other equipment and services to the U.S. Government and manages various U.S. Government-owned facilities.

  . Industrial Operations includes the results of the operations of McDermott Engineers & Constructors (Canada) Ltd., Hudson Products Corporation, McDermott Technologies, Inc. ("MTI") and other smaller businesses.

McDermott has a continuing program of reviewing joint venture, acquisition and disposition opportunities. The following tables show revenues and operating income (loss) of McDermott for the three fiscal years ended March 31, 1999. See
Note 17 to the consolidated financial statements for additional information with respect to McDermott's business segments and operations in different geographic areas.


                                                     FOR FISCAL YEARS ENDED MARCH 31,
                                                          (Dollars in Millions)
                                                   1999              1998                   1997
                                                   ----              ----                   ----
 REVENUES
     Marine Construction Services          $1,279.6     40.6%   $1,855.5     50.5%    $1,408.5     44.7%
     Power Generation Systems               1,066.2     33.8%    1,142.7     31.1%       985.4     31.3%
     Government Operations                    382.7     12.1%      370.5     10.1%       373.1     11.8%
     Industrial Operations                    427.5     13.5%      337.8      9.2%       458.1     14.5%
     Adjustments and Eliminations              (6.0)       -       (31.9)    (0.9%)      (74.2)    (2.3%)
---------------------------------------------------------------------------------------------------------
         Total Revenues                    $3,150.0    100.0%   $3,674.6    100.0%    $3,150.9    100.0%
---------------------------------------------------------------------------------------------------------
 OPERATING INCOME (LOSS):
     Segment Operating Income (Loss):
     Marine Construction Services          $  126.5     46.3%   $  107.1     46.6%    $   10.8        -
     Power Generation Systems                  90.3     33.1%       82.5     35.8%       (34.6)       -
     Government Operations                     39.4     14.4%       35.8     15.6%        32.5        -
     Industrial Operations                     16.9      6.2%        4.7      2.0%       (30.6)       -
---------------------------------------------------------------------------------------------------------
         Total                               $273.1    100.0%     $230.1    100.0%      $(21.9)   100.0%
---------------------------------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals
  and Impairments - Net:
     Marine Construction Services            $ 18.6     80.8%     $(40.1)       -       $ 29.0        -
     Power Generation Systems                   4.4     19.4%       (6.1)       -        (19.2)       -
     Government Operations                      0.2      0.8%        0.5        -          0.4        -
     Industrial Operations                     (0.2)    (1.0%)     128.2        -        (11.9)       -
---------------------------------------------------------------------------------------------------------
         Total                               $ 23.0    100.0%     $ 82.5    100.0%      $ (1.7)   100.0%
---------------------------------------------------------------------------------------------------------
Income (Loss) from Investees:
     Marine Construction Services            $ 10.7        -      $ 70.2     82.2%      $ (7.8)       -
     Power Generation Systems                  (4.7)       -         7.5      8.8%        (0.3)       -
     Government Operations                      4.1        -         4.3      5.0%         3.6        -
     Industrial Operations                     (1.7)       -         3.4      4.0%         0.7        -
---------------------------------------------------------------------------------------------------------
         Total                               $  8.4    100.0%     $ 85.4    100.0%      $ (3.8)   100.0%
---------------------------------------------------------------------------------------------------------
SEGMENT INCOME (LOSS):
    Marine Construction Services             $155.8     51.2%     $137.2     34.5%      $ 32.0        -
    Power Generation Systems                   90.0     29.6%       83.9     21.1%       (54.1)       -
    Government Operations                      43.7     14.3%       40.6     10.2%        36.5        -
    Industrial Operations                      15.0      4.9%      136.3     34.2%       (41.8)       -
---------------------------------------------------------------------------------------------------------
    Total Segment Income (Loss):              304.5    100.0%      398.0    100.0%       (27.4)   100.0%
---------------------------------------------------------------------------------------------------------
Other Unallocated Items                       (51.0)                (5.3)                (72.4)
General Corporate Expenses-Net                (36.1)               (37.2)                (47.4)
---------------------------------------------------------------------------------------------------------
Total Operating Income (Loss)                $217.4               $355.5               $(147.2)
---------------------------------------------------------------------------------------------------------

B.   MARINE CONSTRUCTION SERVICES

GENERAL

On January 31, 1995, McDermott contributed substantially all of its marine construction services business to JRM, a new company incorporated under the laws of the Republic of Panama in 1994. Also, on January 31, 1995, JRM acquired Offshore Pipelines, Inc. ("OPI") in a merger transaction. Prior to the merger with OPI, JRM was a wholly owned subsidiary of MII; as a result of the merger, JRM became a majority owned subsidiary of MII. On May 7, 1999, MII and JRM entered into a merger agreement pursuant to which MII initiated a tender offer for those shares of JRM that it did not already own for $35.62 per share in cash. Any such shares not purchased in the offer will be acquired for the same price in cash in a second-step merger. JRM conducts the business activities of this segment.

The Marine Construction Services segment consists of the basic and detailed design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. As a strategic operating decision, JRM has transitioned away from installation, particularly heavy-lift technology, into deep water subsea technology. This segment also provides comprehensive project management services, feasibility studies, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms. This segment operates throughout the world in all major offshore oil and gas producing regions, including the Gulf of Mexico, the North Sea, West Africa, South America, the Middle East, India and the Far East.

This segment also participates in joint ventures. The joint ventures are accounted for using either the equity or the cost method. JRM's joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements. JRM's two most significant joint venture investments were in the HeereMac joint venture and the McDermott-ETPM joint venture. JRM has terminated its interests in both of these joint ventures.

The HeereMac joint venture was formed in January 1989 and utilized the specialized, heavy-lift marine construction vessels which were previously owned by the two parties. Each party had a 50% interest in the joint venture, and Heerema had responsibility for its day-to-day operations. On December 19, 1997, JRM and Heerema Offshore Construction Group, Inc. ("Heerema") terminated the HeereMac joint venture. Heerema acquired and assumed JRM's 50% interest in the joint venture in exchange for cash of $318,500,000 and title to several pieces of equipment. The equipment transferred to JRM includes two launch barges and the derrick barge 101, a 3,500-ton lift capacity, semi-submersible derrick barge. The HeereMac joint venture was accounted for using the equity method until March 31, 1997 and the cost method thereafter.

JRM formed its initial joint venture with ETPM S.A., McDermott-ETPM, in April 1989 to provide general marine construction services to the petroleum industry in West Africa, South America, the Middle East and India and to provide offshore pipelaying services in the North Sea. In March 1995, JRM and ETPM S.A. expanded their joint venture's operations to include the Far East and began jointly pursuing subsea contracting work on a worldwide basis. Most of the operating companies in the McDermott-ETPM joint venture were majority-owned and controlled by JRM and were consolidated for financial reporting purposes. However, the operations of McDermott-ETPM West, Inc., which conducts operations in the North Sea, South America and West Africa, were managed and controlled by ETPM S.A. McDermott-ETPM West, Inc. was accounted for using the equity method. On April 3, 1998, JRM and ETPM S.A. terminated the McDermott-ETPM joint venture. Pursuant to the termination, JRM received net cash of approximately $105,000,000 and the derrick/lay barge 1601 and assumed 100% ownership of McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received the lay barge 200 and took ownership of McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc.

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

In May 1998, JRM sold its Aberdeen based engineering business of McDermott Engineering (Europe) Limited and announced its intention to withdraw from traditional European engineering markets. See Note 17 to the consolidated financial statements regarding these events. JRM retains a presence in the European markets via Mentor Subsea Technology Services, Ltd. to focus on subsea opportunities. During fiscal year 1999, McDermott announced its intention to withdraw from substantially all third-party engineering activities.

At March 31, 1999, JRM owned or operated 5 fabrication facilities throughout the world. JRM's principal domestic fabrication yard and offshore base is located on 1,114 acres of land, under lease, near Morgan City, Louisiana. JRM also owns or operates fabrication facilities in the following locations: near Corpus Christi, Texas; near Inverness, Scotland; in Indonesia on Batam Island; and in Jebel Ali, U.A.E. JRM also owns and operates a ship repair yard in Veracruz, Mexico.

JRM's fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment, most of which is movable. JRM can fabricate a full range of offshore structures, from conventional jacket-type fixed platforms to deepwater platform configurations employing compliant-tower, tension leg, floating production platform and spar technology. JRM also fabricates platform deck structures and modular components, including complete production processing systems, hydrocarbon separation and treatment systems, pressure and flow control systems and personnel quarters.

At March 31, 1999, expiration dates, including renewal options, of leases covering land for JRM's fabrication yards were as follows:

        Morgan City, Louisiana          Years 2000-2033
        Jebel Ali, U.A.E.               Year 2005
        Batam Island, Indonesia         Year 2008

JRM owns or, through its ownership interests in joint ventures, has interests in one of the largest fleets of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. At March 31, 1999, JRM owned or, through ownership interests in joint ventures, had interests in 5 derrick vessels, 2 pipelaying vessels and 8 combination derrick-pipelaying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 800 to 5,000 tons. These vessels range in length from 400 to 698 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional gear. The largest vessel is the semi-submersible derrick barge 101.

To support the operations of these major marine construction vessels, JRM and its joint ventures also own or lease a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges.

FOREIGN OPERATIONS

JRM's revenues, net of intersegment revenues, and segment income derived from operations located outside of the United States, and the approximate percentages to McDermott's total revenues and total segment income, respectively, follow:

                              REVENUES          SEGMENT       INCOME
      FISCAL YEAR       AMOUNT       PERCENT     AMOUNT       PERCENT
                                (Dollars in thousands)
          1999        $  731,022        23%     $129,440        43%
          1998         1,112,685        30%      317,482        80%
          1997           839,583        27%       14,525         -

RAW MATERIALS

This segment uses raw materials such as carbon and alloy steel in various forms, welding gases, concrete, fuel oil and gasoline that are available from many sources. JRM is not dependent upon any single supplier or source. Although shortages of certain of these raw materials and fuels have existed from time to time, no serious shortage exists at the present time.

CUSTOMERS AND COMPETITION

This segment's principal customers are oil and gas companies, including foreign government-owned companies. Customers generally contract with JRM for the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. Contracts are usually awarded on a competitive bid basis. A number of companies compete effectively with JRM and its joint ventures in each of the separate marine construction phases in various parts of the world. Examples are Aker Gulf Marine, Gulf Island Fabrication, Inc., Hyundai Heavy Industries, Global Industries Ltd., Saipem S.p.A., Heerema Offshore Construction Group, Inc. and other companies.

BACKLOG

At March 31, 1999 and 1998, Marine Construction Services' backlog amounted to $406,183,000 and $1,266,310,000, respectively. This represents approximately 16% and 37%, respectively, of McDermott's total backlog. JRM's backlog declined in all operating areas because of lower oil prices. In addition, backlog declined because of JRM's withdrawal from traditional engineering markets. Finally, backlog decreased because of sluggish economic conditions in the Middle and Far East and the political instability in the Far East. Of the March 31, 1999 backlog, management expects that approximately $386,454,000 will be recognized in revenues in fiscal year 2000 and $19,729,000 in fiscal year 2001.

JRM has been awarded a contract valued at $20,500,000 from Larsen & Toubro Limited for the ONGC Pipelines and Platform Modification Project. Under this contract, JRM is responsible for transportation of coated pipelines and offshore installation of 12 pipelines, 17 risers, 3 subsea tie-ins, and 19 crossings. JRM is also responsible for freespan rectification and de-watering and commissioning of one pipeline with platform gas.

Subsequent to March 31, 1999, JRM was awarded a contract for $335,000,000 from Conoco Indonesia Inc. and other West Natuna Sea operators to construct a subsea natural gas pipeline from Indonesia's West Natuna Sea gas fields to Singapore. This award was not included in backlog at March 31, 1999.

Work has historically been performed on a fixed-price, cost-plus or day-rate basis or a combination thereof. More recently, certain "partnering-type" contracts have introduced a risk and reward element wherein a portion of total compensation is tied to the overall performance of the alliance partners. This segment attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts either through an estimate of such changes, which is reflected in the original price, or through price
escalation clauses.   Most long-term contracts have provisions for progress
payments.

FACTORS AFFECTING DEMAND

The activity of this segment depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. Several factors influence these expenditures:
  . oil and gas prices, along with the cost of production and delivery, . the terms and conditions of offshore leases, . the discovery rates of new reserves offshore, . the ability of the oil and gas industry to raise capital, and . local and international political and economic conditions.

In some Far East countries, internal consumption of oil and gas products has decreased due to the current economic crises.

Oil and gas company capital exploration and production budgets for calendar year 1999 have been significantly reduced because of falling oil and gas prices. These budgets are now set and, therefore, unaffected by the partial recovery in prices resulting from the recent OPEC production agreements. Economic and political conditions in Asia have had an adverse effect on exploration and production spending.

C.   POWER GENERATION SYSTEMS

GENERAL

The Power Generation Systems segment:
  . supplies engineered-to-order services, products and systems for energy conversion worldwide and related industrial equipment, such as burners, pulverizer mills, soot blowers and ash handlers,
  . manufactures heavy pressure equipment for energy conversion such as boilers fueled by coal, oil, bitumen, natural gas, solid municipal waste, biomass, and other fuels,
  . fabricates steam generators for nuclear power plants, . designs and supplies environmental control systems, including both wet and dry scrubbers for flue gas desulfurization, modules for selective catalytic reduction of nitrogen oxides, and electrostatic precipitators and similar devices,
  . supports operating plants with a wide variety of services, including the installation of new systems and replacement parts, engineering upgrades, construction, maintenance, and field technical services such as condition assessment,
   . provides inventory services to help customers respond quickly to plant interruptions and to construction crews to maintain and repair operating equipment, and
   . provides power through cogeneration, refuse-fueled power plants, and other independent power producing facilities, and participates in this market as a contractor for engineer-procure-construct services, as an equipment supplier, as an operations and maintenance contractor and through ownership interests.

The principal manufacturing plants of this segment, which B&W owns, are located in West Point, Mississippi; Lancaster, Ohio; and Cambridge, Ontario, Canada. B&W closed its Paris, Texas plant in fiscal year 1999. This segment's unconsolidated affiliates' (equity investees) foreign plants are located in Beijing, China; Batam Island, Indonesia; Pune, India; and Cairo, Egypt. This segment also operates independent power facilities located in Ebensburg, Pennsylvania and Sunnyside, Utah. All of these plants are well maintained, have suitable equipment and are of adequate size.

FOREIGN OPERATIONS

Power Generation Systems' revenues, net of intersegment revenues, and segment income (loss) derived from operations located outside of the United States, and the approximate percentages to McDermott's total revenues and total segment income (loss), respectively, follow:


                               REVENUES          SEGMENT INCOME (LOSS)
        FISCAL YEAR    AMOUNT        PERCENT      AMOUNT      PERCENT
                                 (Dollars in Thousands)
            1999      $189,148         6%        $  8,283         3%
            1998       196,831         5%          25,694         6%
            1997       296,544         9%         (33,701)      123%

Products for McDermott installation are engineered and built in B&W's United States and Canadian facilities, as well as in the facilities of the segment's equity investees in China, Indonesia, India and Egypt.

RAW MATERIALS

The Power Generations Systems segment uses raw materials such as carbon and alloy steels in various forms, such as plates, forgings, structurals, bars, sheets, strips, heavy wall pipes and tubes to construct power generation systems and equipment. Significant amounts of components and accessories are also purchased for assembly into the supplied systems and equipment. These raw materials and components generally are purchased as needed for individual contracts. Although shortages of certain of these raw materials have existed from time to time, no serious shortage exists at the present time. This segment is not sole source dependent for any significant raw materials.

CUSTOMERS AND COMPETITION

This segment's principal customers are the electric power generation industry (including government-owned utilities and independent power producers); the pulp and paper industry; process industries such as petrochemical plants, oil refineries and steel mills; and other steam-using industries and institutions. The electric power generation industry accounted for approximately 26%, 24% and 22% of McDermott's total revenues for fiscal years 1999, 1998 and 1997, respectively.

Customers normally purchase services, equipment or systems from the Power Generation Systems segment after an extensive evaluation process based on competitive bids. Proposals are submitted based on the estimated cost of each job.

Within the United States, the Power Generation Systems segment competes with a number of domestic and foreign-based companies specializing in steam generating systems, equipment and services. Examples include ABB Asea Brown Boveri Ltd., Ahlstrom Corporation, DB Riley, Inc., Foster Wheeler Corporation, Kvaerner ASA, and other companies. In international markets, this segment competes against these companies, plus additional foreign-based companies. A number of additional companies compete in environmental control equipment, related specialized industrial equipment and the independent power producing business. Other suppliers of steam systems, as well as many other businesses, compete for replacement parts, repair and alteration, and other services required to backfit and maintain existing systems.

BACKLOG

At March 31, 1999 and 1998, this segment's backlog amounted to $905,283,000 and $1,070,351,000, or approximately 35% and 31%, respectively, of McDermott's backlog. Backlog decreased primarily as a result of delays and cancellations of power projects in Southeast Asia due to that region's current economic crisis and management's focus on higher margin projects. Backlog includes $65,000,000 of delayed contracts as a result of the Asian economic crisis. Of the March 31, 1999 backlog, it is expected that approximately $552,534,000 will be recognized in revenues in fiscal year 2000, $173,501,000 in fiscal year 2001 and $179,248,000 thereafter, of which approximately 77% will be recognized in fiscal years 2002 through 2004.

During fiscal year 1999, this segment was awarded a contract valued at approximately $100,000,000 to supply four nuclear steam generators to Baltimore Gas and Electric's Calvert Cliffs nuclear power plant on Chesapeake Bay in Calvert County, Maryland. This segment also received a $46,000,000 contract for a Sidi Krir, Egypt build, own, operate and transfer ("BOOT") project for two utility boilers from Bechtel International Inc. for Intergen; and a contract valued at $40,000,000 for boiler maintenance and precipitator installation at Dominion Energy's Kincaid Station in Kincaid, Illinois.

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

FACTORS AFFECTING DEMAND

Electric utilities in parts of Asia and the Middle East are current purchasers of new baseload generating units and environmental control systems. This was due to the growth of their economies and to the small existing stock of electrical generating capacity in most developing countries. However, a currency crisis, which began in Southeast Asia in the summer of 1997, has slowed the number of inquiries and orders. With the international markets in an unsettled condition, several projects in emerging markets have been delayed, suspended or cancelled. Management expects this segment to be adversely affected if the adverse economic and political conditions in Southeast Asia continue.

Electrical consumption has grown moderately in the United States in recent years and competition within the electric power industry in the United States has intensified. The Energy Policy Act of 1992 deregulated the electric power generation industry by allowing independent power producers access to the electric utilities' transmission and distribution systems. Several states have changed their laws to encourage competition among generators of electricity.
The modest growth in demand and the changes associated with this transition from a regulated to a competitive industry have caused electric power companies to defer ordering new coal-fired power plants in the United States. When electric utilities are in need of peaking capacity, many are purchasing combustion turbines with short lead-times or are purchasing electricity from other utilities and non-regulated sources, such as cogenerators and independent power producers.

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

This segment's systems, products and services are capital intensive. As such, customer demand is heavily affected by the variations in their business cycles and by the overall economies of their countries. Availability of funds for project financing, investment and maintenance at this segment's customers varies with the conditions of their domestic businesses.

D.   GOVERNMENT OPERATIONS

GENERAL

The Government Operations segment provides nuclear fuel assemblies and nuclear reactor components to the U.S. Navy for the Naval Reactors Program. This activity has made contributions to operating income of McDermott in all three fiscal years and is expected to do so in the foreseeable future. This segment, in addition to its Naval Reactors Program business, supplies other equipment and services to the U.S. Government. It is also proceeding with new Government projects and exploring new programs which require the technological capabilities it developed as a Government contractor. Environmental restoration services and the management of government-owned facilities, primarily within the Department of Energy's ("DOE") nuclear weapons complex, are examples of these markets.

The principal plants of this segment are located in Lynchburg, Virginia and Barberton, Ohio.

RAW MATERIALS

This segment is not sole source dependent for any significant raw materials except for uranium, which is furnished and owned by the U.S. Government and used in the nuclear fuel assemblies supplied to the U.S. Navy for the Naval Reactors Program.

CUSTOMERS AND COMPETITION

This segment is the sole supplier to the U.S. Navy of all major nuclear steam system equipment and all nuclear fuel assemblies and reactor components for the Naval Reactors Program. There are a small number of suppliers of small nuclear components, with BWXT being the largest based on revenues. This segment is involved along with other companies in the operation of the Idaho National Engineering and Environmental Laboratory near Idaho Falls, Idaho; the Rocky Flats Environmental Technology Site near Boulder, Colorado; the Savannah River Site in Aiken, South Carolina; and the Hanford Site in Richland, Washington. During fiscal year 1998, the Government Operations segment received a contract from the U.S. DOE as the prime contractor to manage the environmental remediation and site transition project at the DOE's Mound Site in Miamisburg, Ohio. A BWXT subsidiary, Babcock & Wilcox of Ohio, Inc., began performance under the several hundred million dollar multi-year contract in October 1997. The contract is subject to annual funding. For the fiscal years 1999, 1998 and 1997, the U.S. Government accounted for approximately 12%, 10% and 11%, respectively, of McDermott's total revenues, including 8%, 7% and 10%, respectively, related to nuclear fuel assemblies and reactor components for the U.S. Navy.

BACKLOG

At March 31, 1999 and 1998, Government Operations segment backlog amounted to $860,981,000 and $810,230,000, or approximately 33% and 24%, respectively, of McDermott's backlog. Of the March 31, 1999 backlog, management expects that approximately $330,532,000 will be recognized in revenues in fiscal year 2000, $194,694,000 in fiscal year 2001 and $335,755,000 thereafter, of which approximately 89% will be recognized in fiscal years 2002 through 2004. At March 31, 1999, this segment's backlog with the U.S. Government was $760,202,000 (of which $12,023,000 had not yet been funded), or approximately 30% of McDermott's total backlog. The March 31, 1999 U.S. Government backlog includes only the current year funding for the DOE Mound Site in Miamisburg, Ohio.
During fiscal year 1999, this segment was awarded approximately $270,000,000 in new orders for aircraft carrier components, prototypical steam generation equipment for the newest submarine design and the downloading of enriched uranium for the commercial markets.

FACTORS AFFECTING DEMAND

This segment's systems are generally capital intensive. This segment may be impacted by U.S. Government budget restraints.

Even with the maturing of the U.S. Navy's shipbuilding program and U.S. Government defense budget reductions, the demand for nuclear fuel assemblies and reactor components for the U.S. Navy has continued to comprise a substantial portion of this segment's backlog. Orders for U.S. Navy nuclear fuel assemblies and nuclear reactor components are expected to continue to be a significant part of backlog since this segment is the sole source provider of these nuclear fuel assemblies and nuclear reactor components.

E.   INDUSTRIAL OPERATIONS

GENERAL

Industrial Operations includes the results of Engineering and Construction operations, Hudson Products Corporation ("HPC") and MTI, and other businesses. Engineering and Construction operations are conducted primarily through McDermott Engineers & Constructors (Canada), Ltd. ("MECL").

MECL provides services, including project management, conceptual and process design, front-end engineering and design, detailed engineering, procurement, construction management and contract maintenance. HPC products include air-cooled heat exchangers, combination water and air-cooled systems, air-cooled vacuum steam condensers, fiberglass reinforced axial flow fans for air-cooled heat exchangers and wet cooling towers and fan control systems. MTI performs research activities for internal operating segments of McDermott and markets, negotiates and administers contracts that leverage company research and development technology needs with external funds.

The principal plant of HPC is located in Beasley, Texas. One of Industrial Operations' unconsolidated affiliates has a plant in Monterrey, Mexico, which manufactures axial flow fans and structural components for air-cooled heat exchangers. Both of these plants are well maintained, have suitable equipment and are of adequate size. MTI's research and development facilities are located in Alliance, Ohio and Lynchburg, Virginia. MECL is located in Calgary, Alberta, Canada.

FOREIGN OPERATIONS

Industrial Operations' revenues, net of intersegment revenues, and segment income (loss) derived from operations located outside of the United States, and the approximate percentages to McDermott's total revenues and total segment income (loss), respectively, follow:


                             REVENUES            SEGMENT INCOME (LOSS)
       FISCAL YEAR     AMOUNT       PERCENT      AMOUNT         PERCENT
                                 (Dollars in Thousands)
          1999        $319,937        10%       $  4,592            2%
          1998         195,886         5%         90,516           23%
          1997         242,973         8%        (29,614)         108%

RAW MATERIALS

Industrial Operations uses raw materials such as carbon and alloy steels in various forms, such as plates, bars, sheets, and pipes, and aluminum pipes, aluminum strips, fiberglass cloth and epoxy resins. The majority of raw materials and components are purchased as needed for individual contracts. Additional quantities of raw materials are carried as base stock for jobs requiring quick turnaround. Although extended lead time of certain raw materials have existed from time to time, no serious shortage exists at the present time, nor is any shortage expected in the foreseeable future. Industrial Operations is not sole source dependent for any significant raw materials.

CUSTOMERS AND COMPETITION

Industrial Operations' principal customers include oil and natural gas producers, the electric power generation industry, petrochemical and chemical processing industries, state and federal government agencies and non-profit utility groups.

Equipment orders for items such as air-cooled heat exchangers are customarily awarded after competitive bids have been submitted as proposals to customers based on the estimated cost of each job. In both the U.S. and international markets, this segment competes with a number of domestic and foreign-based companies specializing in air-cooled heat exchanger equipment. The majority of the engineering and construction operations contracts are awarded in a competitive market in which both price and quality are considerations.

BACKLOG

At March 31, 1999 and 1998, Industrial Operations' backlog amounted to $400,649,000 and $262,339,000, or approximately 16% and 8%, respectively, of McDermott's total backlog. Of the March 31, 1999 backlog, management expects that approximately $352,900,000 will be recognized in revenues in fiscal year 2000, $43,509,000 in fiscal year 2001 and $4,240,000 thereafter.

This segment received a contract award valued at $80,000,000 for the engineering, procurement and construction management contract for the Impress Phase 5 Natural Gas Liquids Extraction Plant for Canada Petroleum Company and its partner TransCanada Pipelines Ltd.

Also, they were awarded a contract for the engineering, procurement and construction management contract for $60,000,000 cogeneration plant in Fort Saskatchewan, Alberta by TransAlta Energy Corporation and Air Liquide Canada Inc.

In addition, they were awarded a $200,000,000 contract to supply engineering and procurement services for world scale gas liquids extraction facilities and fractionation facilities to be built near Joliet, Illinois by Aux Sable Liquid Products LP.

The remaining value of all contracts with the above three customers reflected in the March 31, 1999 backlog is $262,545,000.

FACTORS AFFECTING DEMAND

The equipment and services provided by Industrial Operations are somewhat capital intensive, and the demand for its equipment and services is affected by variations in the business cycles of their customers' industries and in the overall economies in their regions. Variations in business cycles are affected by the price of oil. Industrial Operations is also affected by legislative issues such as environmental regulations and fluctuations in U.S. Government funding patterns. Seasonal plant outages, business cycles and economic conditions cause variations in availability of funds for investment and maintenance at customers' facilities.

F.   PATENTS AND LICENSES

McDermott has been issued many U.S. and foreign patents and it has many pending patent applications. Patents and licenses have been acquired and licenses have been granted to others when advantageous to McDermott. While McDermott regards its patents and licenses to be of value, no single patent or license or group of related patents or licenses is believed to be material in relation to its business as a whole.

G.  RESEARCH AND DEVELOPMENT ACTIVITIES

McDermott conducts its principal research and development activities at MTI's research centers in Alliance, Ohio and Lynchburg, Virginia. McDermott also conducts development activities at its various manufacturing plants and engineering and design offices. McDermott spent approximately $28,064,000, $37,928,000 and $50,749,000, on research and development activities during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Contractual arrangements for customer-sponsored research and development can vary on a case by case basis, and includes contracts, cooperative agreements and grants. Customers of McDermott paid for approximately $15,752,000, $22,803,000 and $34,170,000, of the total spent on research and development expenses during fiscal years 1999, 1998 and 1997, respectively. Research and development activities were related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. MTI's multi-million dollar clean environment development facility in Alliance, Ohio was constructed in response to present and future emission pollution standards in the

U.S. and worldwide. Approximately 125 employees were engaged full time in research and development activities at March 31, 1999.

H.  INSURANCE

McDermott maintains liability and property insurance against such risk and in such amounts as it considers adequate. However, certain risks are either not insurable or insurance is available only at rates which McDermott considers uneconomical. These risks include war and confiscation of property in certain areas of the world, pollution liability in excess of relatively low limits and, in recent years, asbestos liability. Depending on competitive conditions and other factors, McDermott endeavors to obtain contractual protection against uninsured risks from its customers. However, there is no assurance that insurance or contractual indemnity protection, when obtained, will be sufficient or effective under all circumstances or against all hazards to which McDermott may be subject.

McDermott's insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of its utility customers. To protect against liability for damage to a customer's property, McDermott obtains waivers of subrogation from the customer and its insurer and is generally named as an additional insured under the utility customer's nuclear property policy. To protect against liability from claims brought by third parties, McDermott is insured under the utility customer's nuclear liability policies and has the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act, as amended (the "Act"). The Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where McDermott provides environmental remediation services, it seeks the same protection from its customers as it does for its other nuclear activities.

Although McDermott does not own or operate any nuclear reactors, it has coverage under commercially available nuclear liability and property insurance for three of its four facilities that are licensed to possess special nuclear materials. The fourth facility operates primarily as a conventional research center. This facility is licensed to possess special nuclear material and has a small and limited amount of special nuclear material on the premises. Two of the four owned facilities are located at MTI's Lynchburg, Virginia site. These facilities are insured under a nuclear liability policy that also insures the facility of Framatome Cogema Fuel Company ("FCFC"), formerly B&W Fuel Company, that was sold during fiscal year 1993. All three licensed facilities share the same nuclear liability insurance limit, as the commercial insurer would not allow FCFC to obtain a separate nuclear liability insurance policy. Due to the type or quantity of nuclear material present under contract with the U.S. Government, two facilities in Lynchburg have statutory indemnity and limitation of liability as provided under the Act. In addition, contracts to manufacture and supply nuclear fuel or nuclear components to the U.S. Government contain statutory indemnity clauses, whereby the U.S. Government has assumed the risks of public liability claims related to nuclear incidents.

JRM's offshore construction business is subject to the usual risks of operations at sea. JRM has additional exposure because it uses expensive construction equipment, sometimes under extreme weather conditions, often in remote areas of the world. In many cases, JRM also operates on or in proximity to existing offshore facilities. These facilities are subject to damage which could result in the escape of oil and gas into the sea.

McDermott's insurance coverage for products liability and employers' liability claims is subject to varying insurance limits that are dependent upon the year involved. B&W has agreements with the majority of its principal insurers concerning the method of allocation of products liability asbestos claim payments to the years of coverage. Pursuant to those agreements, B&W negotiates and settles these claims and bills these amounts to the appropriate insurers. McDermott has recognized a provision to the extent that recovery of these amounts from the insurers is not probable. McDermott's estimates of future asbestos products liability and probable insurance recoveries are based on prior history and management's best estimate of cost based on all available information. However, future costs to settle claims, as well as the number of claims, could be adversely affected by changes in judicial rulings and influences beyond McDermott's control. Accordingly, changes in the estimates of future asbestos products liability and insurance recoverables and differences between the proportion of any additional asbestos products liabilities covered by insurance, and that experienced in the past could result in material adjustments to the results of operations for any fiscal quarter or year, and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

MII has two wholly-owned insurance subsidiaries that provide general and automotive liability, builders' risk within certain limits, marine hull, and workers' compensation insurance to the McDermott group of companies. These insurance subsidiaries have not provided significant amounts of insurance to unrelated parties.

I.  EMPLOYEES

At March 31, 1999, McDermott employed, under its direct supervision, approximately 20,350 persons compared with 24,700 at March 31, 1998. Approximately 7,000 employees were members of labor unions at March 31, 1999 as compared with approximately 6,400 at March 31, 1998. After nine months of negotiations between BWXT and one of its unions, BWXT temporarily discontinued operations for their union workforce on April 23, 1999 due to the union's refusal to vote on a new labor contract. Negotiations continued and the union ratified BWXT's final offer on May 9, 1999 and the union workers returned to work. The majority of B&W's and BWXT's manufacturing facilities operate under union contracts which customarily are renewed every two to three years. One union contract covering 200 hourly workers at one of B&W's Ohio facilities expired on April 24, 1999. The negotiating groups are operating under a day-to-day agreement and management expects to renew the contract without incident. During the next twelve months, three union contracts covering approximately 100 B&W hourly workers will expire. Management expects to renew the contracts without incident. McDermott considers its relationship with its employees to be satisfactory.

J.  ENVIRONMENTAL REGULATIONS AND MATTERS

McDermott is subject to the existing and evolving legal and regulatory standards relating to the environment. These standards include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). They also include any similar laws that provide for responses to and liability for releases of hazardous substances into the environment, and other federal laws, each as amended. These standards also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances.

McDermott's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. McDermott believes that its facilities are in substantial compliance with current regulatory standards.

McDermott's compliance with U.S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $413,000 in fiscal year 1999. Management expects to spend another $3,046,000 on such capital expenditures over the next five years. Management cannot predict all of the environmental requirements or circumstances that will exist in the future, but anticipates that environmental control and protection standards will become increasingly stringent and costly. Complying with existing environmental regulations resulted in pretax charges of approximately $13,299,000 in fiscal year 1999.

McDermott has been identified as a potentially responsible party at various cleanup sites under CERCLA. McDermott has not been determined to be a major contributor of wastes to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on its relative contribution of waste to each site, McDermott's share of the ultimate liability for the various sites is not expected to have a material adverse effect on McDermott's consolidated financial position, results of operations or liquidity in any given year.

Remediation projects have been or may be undertaken at certain of McDermott's current and former plant sites. During fiscal year 1995, B&W completed, subject to Nuclear Regulatory Commission ("NRC") certification, the decommissioning and decontamination of its former nuclear fuel processing plant at Apollo, Pennsylvania. All fabrication and support buildings have been removed, and all contaminated soil has been shipped to authorized disposal facilities. In fiscal year 1997, B&W was notified by the NRC that the Apollo plant site had been released for unrestricted use. The Apollo plant site is the first major nuclear facility in the U.S. to achieve "green-field" status after remediation, and will now be removed from the NRC's Site Decommissioning Management Plan. The nuclear license for the plant was terminated.

During fiscal year 1995, management decided to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities"). Decontamination is proceeding as permitted by the existing NRC license. A decommissioning plan was submitted to the NRC for review and approval during January 1996. The facilities were transferred to BWXT in fiscal year 1998. BWXT's management reached an agreement with the NRC in fiscal year 1999 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2002. BWXT's management expects to request approval from the NRC to release the site for unrestricted use at that time. At March 31, 1999, the remaining provision for the decontamination, decommissioning and the closing of these facilities was $15,811,000.

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

At March 31, 1999 and 1998, McDermott had total environmental reserves (including provisions for the facilities discussed above), of $31,568,000 and $46,164,000,respectively. Of the total environmental reserves at March 31, 1999 and 1998, $19,835,000 and $9,934,000, respectively, were included in current liabilities. Estimated recoveries of these costs are included in environmental and products liability recoverable at March 31, 1999. Inherent in the estimates of such reserves and recoveries are expected levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in a material adjustment to operating results, and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

McDermott performs significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operates certain facilities that are licensed to possess and process special nuclear materials. McDermott is thus subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.

Decommissioning regulations promulgated by the NRC require BWXT and MTI to provide financial assurance that it will be able to pay the expected cost of decommissioning its facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance of $25,103,000 during fiscal year 2000 by issuing letters of credit for the ultimate decommissioning of all its licensed facilities, except one. This facility, which represents the largest portion of BWXT's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U.S. Government (DOE).

An agreement between the NRC and the State of Ohio to transfer regulatory authority for MTI/NRC licenses for byproduct and source nuclear material is anticipated to occur in July 1999. In conjunction with the transfer of this regulatory authority and upon notification by NRC of the effective date of agreement, MTI will reissue decommissioning financial assurance instruments naming the State of Ohio as the beneficiary. No other provisions of the instruments will be modified at this time.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants, filed a similar lawsuit in the same court. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequent thereto, Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc. and The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C. and Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A. intervened (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) as plaintiffs in the Shell Litigation. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Lawsuit request treble damages.

MII and JRM are also cooperating with a Securities and Exchange Commission ("SEC") investigation into whether the companies may have violated U.S. securities laws in connection with, but not limited to, the matters described above. MII and JRM are subject to a judicial order entered in 1976, with the consent of MI (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

As a result of the initial allegations of wrongdoing in March 1997, both MII and JRM formed and continue to maintain special committees of their Board of Directors to monitor and oversee the companies' investigation into all of these matters.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC investigation, the companies' internal investigation, the above-referenced lawsuits, or any actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and criminal liability and have a material adverse effect on McDermott's consolidated financial position and results of operations.

B&W and Atlantic Richfield Company ("ARCO")are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania involving over 120 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"), alleging, among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to the plaintiffs in the first eight cases brought to trial, awarding $36,700,000 in compensatory damages. B&W believes that adequate insurance is available to meet any possible liability in this matter. However, the jury verdict is not final, and a number of post trial lawsuits are pending contesting this contingency. There is a controversy between B&W and its insurer as to the amount of insurance coverage under the insurance policies covering these facilities available for this award, and all other claims. B&W has filed an action seeking a judicial determination of this matter, which is currently pending in a Pennsylvania court. Management believes that the award and all other claims will be resolved within the limits and coverage of such insurance policies; however, no assurance on insurance coverage or financial impact if limits of coverage are exceeded can be given. In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

Two purported class actions have been filed in the Civil District Court for the Parish of Orleans, State of Louisiana, by alleged public shareholders of JRM, challenging MII's initial proposal to acquire the publicly traded shares of JRM Common Stock in a stock for stock merger. On May 7, 1999, MII and JRM announced that they had entered into a merger agreement pursuant to which MII will acquire all of such publicly traded shares of JRM Common Stock for $35.62 per share pursuant to a cash tender offer followed by a second step merger. On the same day, the Court entered an order consolidating the two actions under the caption In re J. Ray McDermott Shareholder Litigation. There have been no further proceedings in either of the actions to date. JRM and MII believe that the actions are without merit and intend to contest these suits vigorously.

Additionally, due to the nature of its business, McDermott is, from time to time, involved in routine litigation related to its business activities. It is management's opinion that none of this routine litigation will have a material adverse effect on McDermott's consolidated financial position or results of operations.

See Item 1H and Note 11 to the consolidated financial statements regarding McDermott's potential liability for non-employee products liability asbestos claims.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 P A R T   I


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MII's Common Stock is traded on the New York Stock Exchange. High and low stock prices and dividends declared for the fiscal years ended March 31, 1998 and 1999 were as follows:


                                FISCAL YEAR 1998

                               SALES PRICE           CASH
                         -----------------------   DIVIDENDS
QUARTER ENDED               HIGH          LOW      DECLARED
------------------       -----------   ---------   ---------

June 30, 1997            $ 29 - 5/8   $18             $0.05

September 30, 1997         36 - 1/2    28 - 1/2        0.05

December 31, 1997          40 - 1/8    28 - 7/8        0.05

March 31, 1998             41 - 15/16  29 - 1/4        0.05


                                FISCAL YEAR 1999

                               SALES PRICE           CASH
                         -----------------------   DIVIDENDS
QUARTER ENDED               HIGH          LOW      DECLARED
------------------       -----------   ---------   ---------

June 30, 1998           $43 - 15/16   $  34 - 3/8       $0.05

September 30, 1998       35              19 - 1/4        0.05

December 31, 1998        32 - 5/16       21 - 31/32      0.05

March 31, 1999           27              19 - 1/4        0.05

As of March 31, 1999, the approximate number of record holders of Common Stock was 4,609.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    FOR THE FISCAL YEARS ENDED MARCH 31,
                                                                1999         1998         1997          1996         1995
                                                             ----------   ----------   -----------   ----------   ----------
                                                                (In thousands, except for per share amounts)
 Revenues                                                    $3,149,985   $3,674,635   $3,150,850    $3,244,318   $3,043,680
 Income (Loss) before Extraordinary
  Item and Cumulative Effect of
  Accounting Change                                          $  192,081   $  215,690   $ (206,105)   $   20,625   $   10,876

 Net Income (Loss)                                           $  153,362   $  215,690   $ (206,105)   $   20,625   $    9,111
 Basic Earnings (Loss) per Common Share:
  Income (Loss) before Extraordinary
   Item and Cumulative Effect of
   Accounting Change                                         $     3.25   $     3.74   $    (3.95)   $     0.23   $     0.05

  Net Income (Loss)                                          $     2.60   $     3.74   $    (3.95)   $     0.23   $     0.02
 Diluted Earnings (Loss) per Common Share:
  Income (Loss) before Extraordinary
   Item and Cumulative Effect of
   Accounting Change                                         $     3.16   $     3.48   $    (3.95)   $     0.23   $     0.05

  Net Income (Loss)                                          $     2.53   $     3.48   $    (3.95)   $     0.23   $     0.02
 Total Assets                                                $4,305,520   $4,501,130   $4,599,482    $4,387,251   $4,751,670
 Long-Term Debt                                              $  323,774   $  598,182   $  667,174    $  576,256   $  579,101
 Subsidiary's Redeemable
  Preferred Stocks                                                    -      155,358      170,983       173,301      179,251
                                                             ---------------------------------------------------------------
 Total                                                       $  323,774   $  753,540   $  838,157    $  749,557   $  758,352
 Cash Dividends per Common Share                             $     0.20   $     0.20   $     0.60    $     1.00   $     1.00

See Note 18 to the consolidated financial statements for significant items included in fiscal year 1999 and 1998 results.

Fiscal year 1997 results include:
  . asset impairment losses of $54,642,000, . gains on asset disposals of $72,121,000, including the realization of
    $12,271,000 of the deferred gain on the sale of major marine vessels to HeereMac,
  . favorable workers' compensation cost and other insurance adjustments of
    $21,441,000,
  . a provision of $72,400,000 for estimated future non-employee products asbestos claims,
  . write-downs of equity investments totaling $25,875,000, . the write-down of certain claims of $12,506,000 for which recovery was not probable, and
  . a $10,285,000 provision related to employee severance costs.

Fiscal year 1996 results include:
  . an equity income gain of $30,612,000 resulting from the sale of two power purchase contracts,
  . favorable workers' compensation cost and other insurance adjustments of
    $24,640,000,
  . a gain of $34,788,000 resulting from the sale of McDermott's interest in
    Caspian Sea oil fields, and
  . the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations.

Fiscal year 1995 results include:
  . a $46,489,000 charge for the decontamination, decommissioning and closing of certain nuclear manufacturing facilities and the closing of a manufacturing facility,
  . a $14,478,000 charge for the reduction of estimated products liability asbestos claims recoveries from insurers, and . a $26,300,000 benefit for a reduction in accrued interest expense due to the settlement of outstanding tax issues.

See Note 3 to the consolidated financial statements regarding the change to the cost method of accounting for McDermott's investment in the HeereMac joint venture in fiscal year 1997. Equity in income of HeereMac was $1,083,000 and $6,244,000 in fiscal years 1996 and 1995, respectively. See Note 3 regarding the April 3, 1998 termination of the McDermott-ETPM joint venture. Fiscal year 1995 includes the cumulative effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112. See Note 11 regarding the uncertainty as to the ultimate loss relating to products liability asbestos claims and the results of the ongoing investigations into possible anti-competitive practices by MII and JRM, and related civil lawsuits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Revenues of the Marine Construction Services segment are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. As a result of continuing lower oil prices, Marine Construction Services' customers have significantly reduced capital expenditures for exploration and production spending, and backlog has declined over $850,000,000 since the beginning of the fiscal year. At the current backlog level, management expects revenues in fiscal year 2000 to be as much as forty percent lower than in the current fiscal year, and profitability to be lower because of the volume decline. Economic and political instability in Asia have also had an adverse effect on the timing of exploration and production spending.

Revenues of the Power Generation Systems segment are largely a function of capital spending by the electric power generation industry. In the electric power generation industry, persistent economic growth in the United States has brought the supply of electricity into approximate balance with energy demand, except at periods of peak demand. However, electric power producers have generally chosen to meet these peaks with new combustion turbines rather than with base-load capacity. New emissions requirements have also prompted some customers to place orders for environmental equipment. Demand for electrical power generation industry services and replacement nuclear steam generators continues at strong levels. International markets remain unsettled, and economic and political instability in Asia have caused projects in these emerging markets to be delayed, suspended or cancelled. In the process industry, demand for services remains strong, and the pulp and paper industry has begun to issue inquiries relating to the refurbishment or replacement of existing recovery boilers. Management expects the fiscal year 2000 operating activity of this segment to be about the same as in the current fiscal year.

Revenues of the Government Operations segment are largely a function of capital spending by the U.S. Government. Management does not expect this segment to experience any significant growth because of reductions in the defense budget over the past several years; however, management expects the segment to remain relatively constant since it is the sole-source provider of nuclear fuel assemblies and nuclear reactor components to the U.S. Government. Management expects the fiscal year 2000 operating activity of this segment to be about the same as in the current fiscal year.

Revenues of Industrial Operations are affected by variations in the business cycles in the customers' industries and the overall economy. Legislative issues such as environmental regulations and fluctuations in U.S. Government funding patterns also affect Industrial Operations. Backlog for Industrial Operations has improved significantly from a year ago, primarily because of significant new contracts in engineering and construction. Management expects the fiscal year 2000 operating activity of this segment to be about the same as in the current fiscal year.

In general, all of McDermott's business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

A significant portion of McDermott's revenues and operating results are derived from its foreign operations. As a result, McDermott's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. McDermott attempts to minimize its exposure to changes in foreign currency exchange rates by matching foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, McDermott enters into forward exchange contracts to reduce the impact of foreign exchange rate movements on operating results.

Statements made herein which express a belief, expectation or intention, as well as those that are not historical fact, are forward looking. They involve a number of risks and uncertainties that may cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include:

  . decisions about offshore developments to be made by oil and gas companies, . the deregulation of the U.S. energy market, . governmental regulation and the continued funding of McDermott's contracts with U.S. government agencies,
  . estimates for pending and future non-employee asbestos claims, . the highly competitive nature of McDermott's businesses, . operating risks associated with the marine construction services business, . economic and political conditions in Asia, . the results of the ongoing investigation by MII and JRM and the U.S.
    Department of Justice into possible anti-competitive practices by MII and JRM, and related civil lawsuits, and
  . the results of the ongoing SEC investigation into whether McDermott may have violated U.S. securities laws in connection with such anti-competitive practices and other matters.

FISCAL YEAR 1999 VS FISCAL YEAR 1998

Marine Construction Services
----------------------------

Revenues decreased $575,916,000 to $1,279,570,000, primarily due to lower volume in Europe as a result of the withdrawal from the traditional European engineering markets and from lower volume in essentially all activities in North America, the Middle East and in worldwide engineering. These decreases were partially offset by higher volume in the Far East.

Segment operating income increased $19,360,000 to $126,482,000, primarily due to higher volume and margins in all activities in the Far East and a favorable settlement of contract claims in that area. There were also higher margins in Middle East fabrication operations and lower general and administrative expenses. In addition, prior period results include amortization of OPI goodwill of $16,318,000. These increases were partially offset by lower volume in essentially all activities in North America and the Middle East and in worldwide engineering. There were also higher net operating expenses and a charge to restructure foreign joint ventures.

Gain (loss) on asset disposals and impairments--net was a gain of $18,620,000 compared to a loss of $40,119,000 in the prior period. This was primarily due to gains recognized from the termination of the McDermott-ETPM joint venture and the sale of three Gulf of Mexico vessels, partially offset by impairment losses on fabrication facilities and goodwill associated with worldwide engineering and a Mexican shipyard. The loss in the prior period was primarily due to the write-off of $262,901,000 of goodwill associated with the acquisition of OPI, partially offset by the $224,472,000 gain recognized from the termination of the HeereMac joint venture.

Income from investees decreased $59,566,000 to $10,670,000, primarily due to a $61,637,000 distribution of earnings related to the termination of the HeereMac joint venture in the prior period. There were also lower operating results from Brown & Root McDermott Fabricators Limited and a joint venture in Mexico. These decreases were partially offset by a gain on the sale of assets in a Malaysian joint venture. In addition, losses were recorded by McDermott-ETPM West, Inc. in the prior period.

Backlog for the Marine Construction Services segment at March 31, 1999 and 1998 was $406,183,000 and $1,266,310,000, respectively. Backlog decreased primarily as a result of lower oil prices. In addition, backlog declined as a result of JRM's withdrawal from traditional engineering markets. Finally, backlog decreased as a result of sluggish economic conditions in the Middle and Far East and the political instability in Asia.

Power Generation Systems
------------------------

Revenues decreased $76,504,000 to $1,266,310,000, primarily due to lower revenues from fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators and industrial boilers. These decreases were partially offset by higher revenues from repair and alteration of existing fossil fuel steam systems and plant enhancement projects.

Segment operating income increased $7,887,000 to $90,318,000, primarily due to higher volume and margins from repair and alteration of existing fossil fuel steam systems and operation and maintenance contracts. There were also higher margins from industrial boilers, higher volume from plant enhancement projects and lower net operating expenses. These increases were partially offset by lower volume and margins from fabrication and erection of fossil fuel steam and environmental control systems, lower volume from replacement nuclear steam generators and higher general and administrative expenses.

Gain (loss) on asset disposals and impairments--net increased $10,551,000 to a gain of $4,465,000 compared to a loss of $6,086,000 in the prior period. The gain was primarily due to gains recognized from the sale of a domestic manufacturing facility. The loss in the prior period was primarily due to asset impairments in this facility.

Income (loss) from investees decreased $12,274,000 from income of $7,541,000 to a loss of $4,733,000, primarily due to lower operating results from a foreign joint venture located in Egypt and the write-off of notes and accounts receivable from a foreign joint venture located in Turkey.

Backlog for the Power Generation Systems segment at March 31, 1999 and 1998 was $905,283,000 and $1,070,351,000, respectively. Backlog has been adversely impacted by suspensions of power generation projects in Southeast Asia and Pakistan. Also, the U.S. market for industrial and utility boilers remains weak. However, the U.S. market for services and replacement nuclear steam generators is expected to remain strong and to make significant contributions to operating income into the future.

Government Operations
---------------------

Revenues increased $12,187,000 to $382,706,000, primarily due to higher revenues from management and operation contracts for U.S. Government-owned facilities and from nuclear fuel assemblies and reactor components for the U.S. Government. These increases were partially offset by lower revenues from other government operations, commercial operations and commercial nuclear environmental services.

Segment operating income increased $3,537,000 to $39,353,000, primarily due to a settlement relating to environmental restoration costs. In addition, there was higher volume from management and operation contracts for U.S. Government-owned facilities and lower general and administrative expenses. These increases were partially offset by lower margins from commercial nuclear environmental services and lower volume from commercial operations and other government operations. In addition, there was an $8,000,000 settlement of punitive damage claims relating to a civil suit associated with a Pennsylvania facility formerly operated by B&W.

Backlog for the Government Operations segment at March 31, 1999 and 1998 was $860,981,000 and $810,230,000, respectively. At March 31, 1999, this segment's backlog with the U.S. Government was $760,202,000, of which $12,023,000 had not been funded.

Industrial Operations
---------------------

Revenues increased $89,733,000 to $427,520,000, primarily due to higher revenues from engineering activities in Canadian operations. This increase was partially offset by lower revenues from domestic engineering and construction activities and from the disposition of a non-core business.

Segment operating income increased $12,227,000 to $16,906,000, primarily due to higher volume from engineering activities in Canadian operations and higher margins from air-cooled heat exchangers. There were also losses in a non-core business disposed of in the prior period. These increases were partially offset by higher general and administrative expenses.

Gain (loss) on asset disposals and impairments-net decreased $128,473,000 from income of $128,239,000 to a loss of $234,000. The prior period gains were primarily due to the sale of McDermott's interest in Sakhalin Energy Investment Company Ltd. and Universal Fabricators Incorporated.

Income (loss) from investees decreased by $5,022,000 from income of $3,376,000 to a loss of $1,646,000, primarily due to lower operating results from a domestic joint venture in Colorado and the shutdown of two foreign joint ventures in the former Soviet Union.

Backlog for Industrial Operations at March 31, 1999 and 1998 was $400,649,000 and $262,339,000, respectively. Backlog increased because of significant new bookings in Engineering and Construction.

Other Unallocated Items
-----------------------

Other unallocated items increased $45,719,000 to $51,005,000, primarily due to provisions for estimated future non-employee products liability asbestos claims, higher legal expenses and higher general and administrative expenses. These decreases were partially offset by lower employee benefit expenses.

Other Income Statement Items
----------------------------

Interest income increased $35,430,000 to $97,965,000, primarily due to increases in investments in government obligations and other debt securities and interest income on domestic tax refunds. These increases were partially offset by a decrease in interest income due to the collection of the promissory note received from the sale of the derrick barges 101 and 102.

Interest expense decreased $18,192,000 to $63,262,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net decreased $22,052,000 from income of $3,253,000 to expense of $18,799,000, primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims, partially offset by a net gain on the settlement and curtailment of postretirement benefit plans. (See Note 6 to the consolidated financial statements.)

The provision for (benefit from) income taxes decreased $80,920,000 from a provision of $76,117,000 to a benefit of $4,803,000, while income before provision for (benefit from) income taxes and extraordinary item decreased $104,529,000 to $187,278,000. The decrease in the provision for income taxes was primarily the result of a benefit of $25,456,000 recorded as a result of the decrease in the valuation allowance for deferred taxes, favorable tax settlements totaling $30,429,000 of prior years' disputed items in various jurisdictions and a decrease in income. McDermott operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax bases (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

FISCAL YEAR 1998 VS FISCAL YEAR 1997

Marine Construction Services
----------------------------

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

Gain (loss) on asset disposals and impairments - net decreased $69,140,000 from a gain of $29,021,000 to a loss of $40,119,000, primarily due to the impairment loss of $262,901,000 relating to goodwill associated with the acquisition of OPI. Also contributing to the decrease were: prior year gains from the sale of the derrick barges 15 and 21; participation in a gain from the sale of the derrick barge 100 by the HeereMac joint venture; and the realization of a portion of the deferred gain resulting from the sale of the derrick barges 101 and 102. These decreases were partially offset by the $224,472,000 gain recognized from the termination of the HeereMac joint venture.

Income (loss) from investees increased $78,069,000 from a loss of $7,833,000 to income of $70,236,000, primarily due to a $61,637,000 distribution of earnings related to the termination of the HeereMac joint venture. In addition, the loss from the McDermott ETPM-West, Inc. joint venture decreased $9,248,000 to $7,584,000 in fiscal year 1998.

See Note 3 to the consolidated financial statements regarding the April 3, 1998 termination of the McDermott-ETPM joint venture. See Note 17 to the consolidated financial statements regarding the sale and intention to exit certain European operations.

Power Generation Systems
------------------------

Revenues increased $157,291,000 to $1,142,721,000, primarily due to higher revenues from fabrication and erection of fossil fuel steam and environmental control systems, plant enhancement projects, boiler cleaning equipment, and engineering, procurement and construction of cogeneration plants. These increases were partially offset by lower revenues from replacement nuclear steam generators.

Segment operating income (loss) increased $117,015,000 from a loss of $34,584,000 to income of $82,431,000, primarily due to higher volume and margins from fabrication and erection of fossil fuel steam and environmental control systems, plant enhancement projects, boiler cleaning equipment and engineering, procurement and construction of cogeneration plants. In addition, there were higher margins from replacement nuclear steam generators and replacement parts and lower selling and general and administrative expenses.

Loss on asset disposals and impairments - net decreased $13,119,000 to $6,086,000, primarily due to the write-down of an equity investment in a domestic cogeneration joint venture and an asset impairment loss on a domestic manufacturing facility in the prior year.

Income (loss) from investees increased $7,888,000 from a loss of $347,000 to income of $7,541,000. This represents the results of approximately twelve joint ventures. The increase is primarily due to the favorable operating results from three foreign joint ventures and a provision for a loss on a Canadian joint venture in the prior year. This increase was partially offset by a favorable termination agreement of a domestic joint venture in the prior year.

Government Operations
---------------------

Revenues decreased $2,532,000 to $370,519,000, primarily due to lower revenues from nuclear fuel assemblies and reactor components for the U.S. Government, commercial nuclear environmental services and other government-related operations. These decreases were partially offset by higher revenues from management and operation contracts for U.S. Government owned facilities.

Segment operating income increased $3,358,000 to $35,816,000, primarily due to higher volume from management and operation contracts for U.S. Government-owned facilities and higher margins from nuclear fuel assemblies and reactor components for the U.S. Government and other government-related operations. These increases were partially offset by lower volume and margins from commercial nuclear environmental services and higher operating expenses.

Industrial Operations
---------------------

Revenues decreased $120,329,000 to $337,787,000, primarily due to lower revenues from engineering and construction activities in Canadian operations and the disposition of non-core businesses (domestic shipyard and ordnance operations). These decreases were partially offset by higher revenues from air-cooled heat exchangers and plant maintenance activities in Canadian operations.

Segment operating income (loss) increased $35,320,000 from a loss of $30,641,000 to income of $4,679,000. This was primarily due to cost overruns on an engineering and construction contract in the prior period, higher volume on air-cooled heat exchangers, lower selling and general and administrative expenses and prior year losses in non-core businesses (domestic shipyard and ordnance operations).

Gain (loss) on asset disposals and impairments-net increased $140,097,000 from a loss of $11,858,000 to a gain of $128,239,000, primarily due to the sale of McDermott's interest in Sakhalin Energy Investment Company Ltd. and Universal Fabricators Incorporated in the current year and an asset impairment in the prior year.

Income from investees increased $2,639,000 to $3,376,000, primarily due to higher operating results from two foreign joint ventures.

Other Unallocated Items
-----------------------

Other Unallocated Items decreased $67,096,000 to expense of $5,286,000, primarily due to provisions for estimated future non-employee products liability asbestos claims and contract claims in the prior year.

General Corporate Expenses - Net
--------------------------------

General Corporate Expenses - Net decreased $10,205,000 to $37,251,000, primarily due to staff reductions, other economy measures, and certain one-time costs incurred in the prior period, which was partially offset by gains on the sale of certain corporate aircraft in the prior period.

Other Income Statement Items
----------------------------
Interest income increased $15,793,000 to $62,535,000, primarily due to increases in investments in government obligations and other debt securities.

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

The provision for (benefit from) income taxes increased $90,709,000 from a benefit of $14,592,000 to a provision of $76,117,000, while income before provision for income taxes increased $512,504,000 from a loss of $220,697,000 to income of $291,807,000. The increase in income taxes is primarily due to an increase in income. In addition, McDermott operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective rate.

EFFECT OF INFLATION AND CHANGING PRICES

McDermott's financial statements are prepared in accordance with generally accepted accounting principles, using historical dollar accounting (historical cost). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

In order to minimize the negative impact of inflation on its operations, McDermott attempts to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of such changes, which is reflected in the original price, or through price escalation clauses in its contracts.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 1999, McDermott's cash and cash equivalents decreased $96,373,000 to $181,503,000 and total debt decreased $399,582,000 to
$354,900,000, primarily due to a reduction in short-term borrowings of $30,954,000 and repayment of $326,921,000 in long-term debt. During this period, McDermott provided cash of $300,285,000 from operating activities, and received cash proceeds of $176,290,000 from the net sales and maturities of investments, and $145,161,000 from asset disposals, including $95,546,000 from the termination of the McDermott-ETPM joint venture. McDermott used cash of $272,061,000 for the acquisition of preferred and common stock , $78,787,000 for additions to property, plant and equipment and $13,810,000 for dividends on MII's common and preferred stock.

Pursuant to agreements with the majority of its principal insurers, McDermott negotiates and settles products liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. Reimbursement of such claims is subject to varying insurance limits based upon the year involved. Moreover, as a result of collection delays inherent in this process and the effect of agreed payment schedules with specific insurers, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $7,200 per claim over the last three years) has continued to rise. Claims paid during the fiscal year ended March 31, 1999 were $227,176,000, of which $175,457,000 has been recovered or is due from insurers. At March 31, 1999, receivables of $85,409,000 were due from insurers for reimbursement of settled claims. Of the $85,409,000 due from insurers, $37,287,000 had been included in the pool of qualified receivables sold pursuant to a receivables purchase and sale agreement (see below). The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott's liquidity.

At March 31, 1999, the estimated liability for pending and future non-employee products liability asbestos claims was $1,562,363,000 and estimated insurance recoveries were $1,366,863,000. Management's expectation is that new claims will conclude within the next thirteen years, that there will be a significant decline in new claims received after four years, and that the average cost per claim will continue to increase only moderately. McDermott's estimates of future asbestos products liability and probable insurance recoveries are based on prior history and management's best estimate of cost based on all available information. However, future costs to settle claims, as well as the number of claims, could be adversely affected by changes in judicial rulings and influences beyond McDermott's control. Accordingly, changes in the estimates of future asbestos products liability and insurance recoverables and differences between the proportion of any additional asbestos products liabilities covered by insurance, and that experienced in the past could result in material adjustments to the results of operations for any fiscal quarter or year, and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Expenditures for property, plant and equipment increased $33,697,000 to $78,787,000 in fiscal year 1999. The majority of fiscal year 1999 expenditures were to maintain, replace and upgrade existing facilities and equipment. McDermott has budgeted capital expenditures of approximately $38,236,000 during fiscal 2000.

At March 31, 1998, McDermott had $82,783,000 in secured borrowings pursuant to a receivables purchase and sale agreement between B&W and certain of its affiliates and subsidiaries and a U.S. Bank. Through July 31, 1998, $25,854,000 was repaid under the agreement. Effective July 31, 1998, the receivables purchase and sale agreement was amended and restated to provide for, among other things, the inclusion of certain insurance recoverables in the pool of qualified accounts receivable. It also provided for sales treatment as opposed to secured financing treatment for this arrangement under Financial Accounting Standards Board ("FASB")

Statement of Financial Accounting Standards ("SFAS") No. 125,
"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, $56,929,000 was removed from notes payable and current maturities of long-term debt on the balance sheet. This amended and restated agreement was terminated on April 30, 1999.

On May 7, 1999, MII and JRM entered into a merger agreement pursuant to which MII initiated a tender offer for those shares of JRM that it did not already own for $35.62 per share in cash. Under the merger agreement, any shares not purchased in the tender offer will be acquired for the same price in cash in a second-step merger. MII estimates that it will require approximately $560,000,000 to consummate the tender offer and second-step merger and to pay related fees and expenses. MII expects to obtain the funds from cash on hand and from a new $525,000,000 senior secured term loan facility with Citibank, N.A. The facility will terminate and all borrowings thereunder will mature upon the earlier of five business days after the consummation of the second merger or September 30, 1999. When the facility terminates, JRM will declare and pay a dividend and/or loan to MII such amounts that, together with MII's available cash, will be used to repay all outstanding loans under the facility. Citibank, N.A. may act either as sole lender under the facility or syndicate all or a portion of the facility to a group of financial institutions. The facility contains customary representations, warranties, covenants and events of default. The facility also includes financial covenants that:
  . require MII to maintain a minimum consolidated tangible net worth of not less than $250,000,000,
  . limit MII's ability to pay dividends, and, . require MII, JRM and certain other subsidiaries to maintain cash, cash equivalents and investments in debt securities of at least $575,000,000 at all times.
The facility is secured by a first priority pledge of all JRM capital stock and securities convertible into JRM capital stock held by or acquired by MII or any of its subsidiaries.

At March 31, 1999, McDermott had total cash, cash equivalents and investments of $1,088,402,000. McDermott's investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of short and long-term investments at March 31, 1999 was $921,070,000. At March 31, 1999, approximately $48,760,000 fair value of these obligations were pledged to secure a letter of credit in connection with certain reinsurance agreements. Management anticipates that approximately $560,000,000 of this investment portfolio will be used to fund the tender offer, second-step merger and related fees and expenses referred to above.

At March 31, 1999 and 1998, McDermott had available various uncommitted short-term lines of credit from banks totaling $87,578,000 and $127,061,000, respectively. Borrowings against these lines of credit at March 31, 1998 were $5,100,000. There were no borrowings against these lines at March 31, 1999. At March 31, 1998, B&W was a party to a revolving credit facility under which there were no borrowings. In July 1998, B&W terminated its existing credit facility and, jointly and severally with BWICO and BWXT, entered into a new $200,000,000 three-year, unsecured credit agreement (the "BWICO Credit Agreement") with a group of banks. Borrowings by the three companies against the BWICO Credit Agreement cannot exceed an aggregate amount of $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. In connection with satisfying a condition to borrowing or issuing letters of credit under the BWICO Credit Agreement, MI made a $15,000,000 capital contribution to BWICO in August 1998. At March 31, 1999, there were no borrowings under the BWICO Credit Agreement.

At March 31, 1998, JRM and certain of its subsidiaries were parties to a revolving credit facility under which there were no borrowings. In June 1998, JRM and such subsidiaries entered into a new $200,000,000 three-year, unsecured credit agreement (the "JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. At March 31, 1999, there were no borrowings under the JRM Credit Agreement. Management does not anticipate JRM will need to borrow funds under the JRM Credit Agreement during fiscal year 2000. Subsequent to year-end, JRM elected to reduce the commitments on the JRM Credit Agreement from $200,000,000 to $100,000,000.

MI and JRM are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and certain of its subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 1999, substantially all of the net assets of MI were subject to such restrictions. At March 31, 1999, JRM could make unsecured loans to or investments in MII of approximately $75,000,000 and pay dividends to MII of approximately $146,300,000. In connection with the tender offer and merger described above, an amendment to the JRM Credit Agreement was entered into that permits JRM to loan to MII such amounts as may be required for MII to repay the amounts outstanding under the $525,000,000 senior secured term loan facility with Citibank N.A.

On March 5, 1999, JRM consummated an offer to purchase all of its outstanding 9.375% Senior Subordinated Notes at a purchase price of 113.046% of their principal amount ($1,130.46 per $1,000 principal amount), plus accrued and unpaid interest. On that date, JRM purchased $248,575,000 in principal amount of the notes for a total purchase price of $284,564,000, including interest of $3,560,000. As a result, JRM recorded an extraordinary loss of $38,719,000. In connection with the purchase of the notes, JRM received consents to certain amendments that amended or eliminated certain restrictive covenants and other provisions contained in the indenture relating to the notes. Specifically, the covenants contained in the indenture that restricted JRM's ability to pay dividends, repurchase or redeem its capital stock, or to transfer funds through unsecured loans to or investments in MII were eliminated.

Working capital decreased $26,475,000 from $135,430,000 at March 31, 1998 to $108,955,000 at March 31, 1999. During the next fiscal year, McDermott's management expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents, and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott's liquidity or capital resources.

JRM's joint ventures are largely financed through their own resources, including, in some cases, stand-alone borrowing arrangements. In some instances, McDermott provides guarantees on behalf of its joint ventures. (See
Note 11 to the consolidated financial statements.)

At March 31, 1999, the ratio of long-term debt to total stockholders' equity was
0.41 as compared with 0.88 at March 31, 1998.

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

MII's quarterly dividends are $0.05 per share on its Common Stock. Prior to redemption, MI's quarterly dividends were $0.55 per share on the Series A $2.20 Cumulative Convertible Preferred Stock and $0.65 per share on the Series B $2.60 Cumulative Preferred Stock.

During fiscal year 1998, MII's Board of Directors approved the repurchase of up to two million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. The purpose of the repurchases was to offset dilution created by the issuance of shares pursuant to MII's stock compensation and thrift plans. MII completed its two million share repurchase program in August 1998. During the fiscal year ended March 31, 1999, MII repurchased 1,900,000 shares of its common stock at an average share price of $31.10.

During fiscal year 1998, JRM's Board of Directors approved the repurchase of up to two million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. The purpose of the repurchases was to offset dilution created by the issuance of shares pursuant to JRM's stock compensation and thrift plans. JRM repurchased 362,500 shares at an average share price of $37.31 during fiscal year 1998. During fiscal year 1999, JRM's Board of Directors authorized the repurchase of up to an additional one million shares of its common stock . JRM repurchased another 1,837,700 shares of its common stock at an average share price of $31.67 through October 8, 1998, at which time JRM ceased all further share repurchases. At such time, JRM had repurchased 2,200,200 of the three million shares of its common stock authorized to be repurchased.

At March 31, 1999, MII has provided a valuation allowance for deferred tax assets of $39,961,000 which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income, and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of deferred tax assets are the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

IMPACT OF THE YEAR 2000

The McDermott company-wide Year 2000 Project is proceeding on schedule. The project addresses information technology components (hardware and software) in internal business systems and infrastructure and the embedded systems in offices, plants and products delivered to customers. In addition, an analysis of critical suppliers is being performed to ensure the supply of materials and services that are strategic to business continuity. The Year 2000 Project began company-wide with a planning phase during the latter part of 1996 followed by a company-wide assessment, which was completed in early 1997. Based upon the results of the assessment and the diverse nature of McDermott's product lines, strategies for business systems were developed that fit the requirements of each of the McDermott business units. Some entities are replacing legacy systems with commercial enterprise systems, others are employing a combination of proprietary and third-party client/server systems, while a third strategy is based primarily upon remediation of legacy applications. Embedded systems and the critical supplier analysis are being addressed with a common methodology across McDermott.

A consistent work breakdown structure for the project is being employed throughout McDermott:
  . Business Applications and IT Infrastructure ("IT Systems")
  . Facilities (office buildings)
  . Embedded Systems (in plants and construction equipment)
  . Customer Products (embedded systems in customer products)
  . Critical Suppliers

The general phases of the project common to all of the above functions are:
(1)  establish priorities,
(2)  inventory items with potential Year 2000 impact,
(3) assess and create a solution strategy for those items determined to be material to McDermott,
(4) implement solutions defined for those items assessed to have Year 2000 impact, and
(5)  test and validate solutions.

At March 31, 1999, the inventory, prioritization and assessment of the critical IT Systems' components were complete. The remediation and replacement tasks are in progress with approximately 90% of the work completed. The Facilities and Embedded Systems phases of the project were 90% complete and on schedule with testing and replacement of components showing significant progress during the quarter. The analysis of Critical Suppliers includes the determination of the compliance status of the suppliers' businesses as well as the products they produce. The majority of the company sites have completed this analysis and the balance are near completion. The Customer Products phase of the project is essentially complete with minor work outstanding at a few of the company's smaller business units.

All Year 2000 solutions for the critical IT Systems, Facilities and Embedded Systems that support McDermott's engineering, manufacturing and construction operations and the corporate functions are scheduled to be substantially completed by June 30, 1999. The analysis and the compliance tasks for Customer Products and Critical Suppliers are on schedule and are forecast to be completed by June 30, 1999.

As an alternative to the remediation of the legacy payroll systems, McDermott has elected to outsource its payroll function. The transition to the payroll service provider will be completed by October 31, 1999.

McDermott does not expect that the cost associated with the modifications to critical systems and other compliance activities will have a material impact on its consolidated financial condition, cash flows or results of operations. The cost of the Year 2000 Project is estimated at $38,000,000 and is being funded through operating cash flows. Of the total project cost, $9,000,000 is attributable to the purchase of hardware and software, which will be capitalized, and the remaining $29,000,000 will be expensed as incurred. Expenditures to date include $7,000,000 of capital and $21,000,000 of expense. The differences between the cost incurred to date and the project completion percentage is due to certain project milestones with subcontractors for work being performed for the corporate office. Excluding the corporate office, approximately 90% of the total anticipated Year 2000 project cost has been incurred through March 31, 1999.

McDermott's Year 2000 compliance is also dependent upon the Year 2000 readiness of external agents and third-party suppliers on a timely basis. The failure of McDermott or its agents or suppliers to achieve Year 2000 compliance could result in, among other things, plant production interruptions, delays in the delivery of products, delays in construction completions, delays in the receipt of supplies, invoice and collection errors, and inaccurate inventories. These consequences could have a material adverse impact on McDermott's results of operations, financial condition and cash flow if it is unable to conduct its businesses in the ordinary course.

McDermott is taking steps to mitigate the risk of a material impact of Year 2000 on its operations with the development of contingency plans. These plans focus on the mission critical processes and third party dependencies that could be at risk with the century date change. Contingency plans are in the early stages of development and are being prioritized consistent with the requirements of each operating location. All contingency planning activities are scheduled to be completed by September 30, 1999.

Although McDermott is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, McDermott believes that its Year 2000 Project, including contingency plans, should significantly reduce the adverse effect that any such disruptions may have.

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward-looking statements. The dates on which McDermott believes the Year 2000 Project will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to:

  . the availability and cost of personnel trained in these areas, . the ability to locate and correct all relevant computer code, . timely responses to and corrections by third parties and suppliers, . the ability to implement interfaces between the new systems and the systems not being replaced, and,
  . similar uncertainties.

The general uncertainty inherent in the Year 2000 problem results in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses. Due to this general uncertainty, McDermott cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third-party liability.

NEW ACCOUNTING STANDARDS

In April 1998, the American Institute of Certified Public Accountants issued
Statement of Position ("SOP")   98-5, "Reporting on the Costs of Start-Up
Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for the costs of start-up activities and requires that entities expense start-up costs and organization costs as they are incurred. McDermott's adoption of SOP 98-5 will not have a material impact on its consolidated financial position or results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

McDermott's exposure to market risk from changes in interest rates relates primarily to its investment portfolio, which is primarily comprised of investments in U.S. government obligations and other highly liquid debt securities. McDermott is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. All of McDermott's investments in debt securities are classified as available-for-sale.

McDermott has no material future earnings or cash flow exposures from changes in interest rates on its long-term debt obligations, as substantially all of these obligations have fixed interest rates. McDermott has exposure to changes in interest rates on its short-term uncommitted lines of credit and its unsecured and committed revolving credit facilities (see Liquidity and Capital Resources). At March 31, 1999, McDermott had no borrowings against these short-term facilities.

McDermott has operations in many foreign locations and as a result, its financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. In order to manage the risks associated with foreign currency exchange fluctuations, McDermott regularly hedges such risks with foreign currency forward exchange contracts (principally to hedge its Canadian dollar exposure). McDermott does not enter into speculative forward exchange contracts.

The table below provides information about McDermott's market sensitive financial instruments and constitutes a forward-looking statement.

                     Principal Amount by Expected Maturity
                                 (In thousands)

                                       Fiscal Years Ending March 31,                                          Fair Value
                               2000       2001        2002       2003       2004    Thereafter     Total      at 3/31/99
                           --------   --------    --------    -------    -------    ----------    --------    ----------
Investments                $366,304   $294,400    $118,960    $67,000    $75,540             -    $922,204      $921,070
Average Interest Rate          4.91%      5.48%       6.10%      5.47%      5.13%            -

Long-term Debt-
 Fixed Rate                $ 30,640          -    $225,000          -    $ 9,500       $84,175    $349,315      $360,997
Average Interest Rate          8.22%         -       9.375%         -       9.00%         8.20%

Long-term Debt-
 Variable Rate             $     25   $     25    $     25    $    25    $    25       $ 4,652    $  4,777      $  4,777
Average Interest Rate          3.25%      3.25%       3.25%      3.25%      3.25%         3.25%

                      Contract Amount by Expected Maturity
                                 (In thousands)

                                                                         Fiscal Years Ending March 31,            Fair Value
                                                                            2000      2001       2002    Total    at 3/31/99
                                                                         -------    ------    -------   -------   ----------
Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:

Canadian Dollar                                                          $49,955    $9,292    $31,041   $90,288      $86,426
Average Contractual Exchange Rate                                          1.442     1.421      1.415

Japanese Yen                                                             $ 3,260         -          -   $ 3,260      $ 3,193
Average Contractual Exchange Rate                                          116.7

Danish Kroner                                                            $   153         -          -   $   153      $   145
Average Contractual Exchange Rate                                          6.557


Forward Contracts to Sell Foreign Currencies for U.S. Dollars:

Canadian Dollar                                                          $14,880         -          -   $14,880      $13,920
Average Contractual Exchange Rate                                          1.402

French Franc                                                             $   720    $  604    $ 2,423   $ 3,747      $ 3,691
Average Contractual Exchange Rate                                          5.884     5.794      5.745

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         COMPANY REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

McDermott has prepared the consolidated financial statements and related financial information included in this report. McDermott has the primary responsibility for the financial statements and other financial information and for ascertaining that the data fairly reflect the financial position and results of operations of McDermott. The financial statements were prepared in accordance with generally accepted accounting principles, and necessarily reflect informed estimates and judgments by appropriate officers of McDermott with appropriate consideration given to materiality.

McDermott believes that it maintains an internal control structure designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that the cost of an internal control structure must not exceed the related benefits. Although internal control procedures are designed to achieve these objectives, it must be recognized that fraud, errors or illegal acts may nevertheless occur. McDermott seeks to assure the objectivity and integrity of its accounts by its selection of qualified personnel, by organizational arrangements that provide an appropriate division of responsibility and by the establishment and communication of sound business policies and procedures throughout the organization. McDermott believes that its internal control structure provides reasonable assurance that fraud, errors or illegal acts that could be material to the financial statements are prevented or would be detected.

McDermott's accompanying consolidated financial statements have been audited by its independent accountants, who provide McDermott with advice on the application of U.S. generally accepted accounting principles to McDermott's business and also provide an objective assessment of the degree to which McDermott meets its responsibility for the fairness of financial reporting. They regularly evaluate the internal control structure and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements. The reports of the independent accountants appear elsewhere herein.

The Board of Directors pursues its responsibility for McDermott's consolidated financial statements through its Audit Committee, which is composed solely of directors who are not officers or employees of McDermott. The Audit Committee meets periodically with the independent accountants and management to review matters relating to the quality of financial reporting and internal control structure and the nature, extent and results of the audit effort. In addition, the Audit Committee is responsible for recommending the engagement of independent accountants for McDermott to the Board of Directors, who in turn submit the engagement to the stockholders for their approval. The independent accountants have free access to the Audit Committee.

May 14, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and Stockholders of McDermott International, Inc.



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries at March 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New Orleans, Louisiana
May 14, 1999

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


The Board of Directors and Stockholders
McDermott International, Inc.



We have audited the accompanying consolidated balance sheet of McDermott International, Inc. as of March 31, 1998, and the related consolidated statements of income (loss), comprehensive income (loss) stockholders' equity and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDermott International, Inc. at March 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                               ERNST & YOUNG LLP


New Orleans, Louisiana
May 19, 1998

                         McDERMOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1999 and 1998

                                     ASSETS

                                                                      1999         1998
                                                                   ----------   ----------
                                                                       (In thousands)
Current Assets:
 Cash and cash equivalents                                         $  181,503   $  277,876
 Investments                                                           55,646          135
 Accounts receivable  trade, net                                      281,667      550,552
 Accounts receivable - unconsolidated affiliates                      165,154       52,351
 Accounts receivable - other                                          125,631      139,864
 Environmental and products liabilities recoverable - current         228,738      143,588
 Contracts in progress                                                179,310      239,548
 Inventories                                                           52,656       63,342
 Deferred income taxes                                                 73,364       84,036
 Other current assets                                                  31,697       45,264
------------------------------------------------------------------------------------------
  Total Current Assets                                              1,375,366    1,596,556
------------------------------------------------------------------------------------------
Property, Plant and Equipment:
 Land                                                                  22,670       29,034
 Buildings                                                            197,902      205,284
 Machinery and equipment                                            1,198,381    1,457,630
 Property under construction                                           41,686       23,404
------------------------------------------------------------------------------------------
                                                                    1,460,639    1,715,352
 Less accumulated depreciation                                      1,026,678    1,181,658
------------------------------------------------------------------------------------------
  Net Property, Plant and Equipment                                   433,961      533,694
------------------------------------------------------------------------------------------
Investments:
 Government obligations                                               473,072      519,443
 Other investments                                                    378,181      553,913
------------------------------------------------------------------------------------------
  Total Investments                                                   851,253    1,073,356
------------------------------------------------------------------------------------------
Environmental and Products Liabilities Recoverable                  1,167,113      604,870
------------------------------------------------------------------------------------------
Excess of Cost over Fair Value of Net Assets
 of Purchased Businesses Less Accumulated
 Amortization of $104,444,000 at March 31,1999
 and $107,814,000 at March 31, 1998                                   125,436      127,077
------------------------------------------------------------------------------------------
Prepaid Pension Costs                                                 130,437      328,583
------------------------------------------------------------------------------------------
Other Assets                                                          221,954      236,994
------------------------------------------------------------------------------------------
  TOTAL                                                            $4,305,520   $4,501,130
------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          1999          1998
                                                                       -----------   -----------
                                                                            (In thousands)
Current Liabilities:
 Notes payable and current maturities of long-term debt                $   31,126    $  156,300
 Accounts payable                                                         198,500       301,988
 Environmental and products liabilities - current                         259,836       181,234
 Accrued employee benefits                                                132,105       146,839
 Accrued liabilities - other                                              318,631       285,834
 Accrued contract cost                                                     51,619        89,321
 Advance billings on contracts                                            240,380       268,764
 U.S. and foreign income taxes payable                                     34,214        30,846
-----------------------------------------------------------------------------------------------
  Total Current Liabilities                                             1,266,411     1,461,126
-----------------------------------------------------------------------------------------------
Long-Term Debt                                                            323,774       598,182
-----------------------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation                             128,188       393,616
-----------------------------------------------------------------------------------------------
Environmental and Products Liabilities                                  1,334,096       751,620
-----------------------------------------------------------------------------------------------
Other Liabilities                                                         263,950       271,489
-----------------------------------------------------------------------------------------------
Commitments and Contingencies.

Minority Interest:
 Subsidiary's redeemable preferred stocks                                       -       155,358
 Other minority interest                                                  195,367       189,966
-----------------------------------------------------------------------------------------------
  Total Minority Interest                                                 195,367       345,324
-----------------------------------------------------------------------------------------------
Stockholders' Equity:
 Preferred stock, authorized 25,000,000 shares; outstanding
   2,875,000 Series C $2.875 cumulative convertible,
   par value $1.00 per share                                                    -         2,875
  Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 61,147,775 at March 31, 1999 and 56,607,861
   at March 31, 1998                                                       61,148        56,608
  Capital in excess of par value                                        1,028,393     1,012,338
  Accumulated deficit                                                    (200,432)     (341,916)
  Treasury stock at cost, 2,000,614 shares at March 31, 1999
   and 100,614 shares at March 31, 1998                                   (62,731)       (3,575)
  Accumulated other comprehensive loss                                    (32,644)      (46,557)
-----------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                            793,734       679,773
-----------------------------------------------------------------------------------------------
    TOTAL                                                              $4,305,520    $4,501,130
-----------------------------------------------------------------------------------------------

                         McDERMOTT INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999

                                                                      1999          1998         1997
                                                                   -----------   ----------   -----------
                                                                   (In thousands, except per share data)
Revenues                                                            $3,149,985   $3,674,635   $3,150,850
--------------------------------------------------------------------------------------------------------
Costs and Expenses:
 Cost of operations (excluding depreciation and amortization)        2,635,229    3,117,279    2,878,972
 Depreciation and amortization                                         101,390      142,301      151,581
 Selling, general and administrative expenses                          222,239      224,045      262,918
--------------------------------------------------------------------------------------------------------
                                                                     2,958,858    3,483,625    3,293,471
--------------------------------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals and Impairments - Net                    17,910       79,065         (526)
--------------------------------------------------------------------------------------------------------
Operating Income (Loss) before Income (Loss) from Investees            209,037      270,075     (143,147)
--------------------------------------------------------------------------------------------------------
Income (Loss) from Investees                                             8,379       85,382       (4,098)
--------------------------------------------------------------------------------------------------------
Operating Income  (Loss)                                               217,416      355,457     (147,245)
--------------------------------------------------------------------------------------------------------
Other Income (Expense):
 Interest income                                                        97,965       62,535       46,742
 Interest expense                                                      (63,262)     (81,454)     (95,100)
 Minority interest                                                     (46,042)     (47,984)      (5,562)
 Other-net                                                             (18,799)       3,253      (19,532)
--------------------------------------------------------------------------------------------------------
                                                                       (30,138)     (63,650)     (73,452)
--------------------------------------------------------------------------------------------------------
Income (Loss) before Provision for (Benefit from)
 Income Taxes and Extraordinary Item                                   187,278      291,807     (220,697)

Provision for (Benefit from) Income Taxes                               (4,803)      76,117      (14,592)
--------------------------------------------------------------------------------------------------------
Income (Loss) before Extraordinary Item                                192,081      215,690     (206,105)

Extraordinary Item                                                     (38,719)           -            -
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                     $153,362     $215,690    $(206,105)
--------------------------------------------------------------------------------------------------------
Net Income (Loss) Applicable to Common Stockholders
 (after Preferred Stock Dividends)                                    $153,362     $207,424    $(214,371)
--------------------------------------------------------------------------------------------------------
Earnings (Loss) per Common Share:
 Basic:
   Income (Loss) before Extraordinary Item                            $   3.25     $   3.74    $   (3.95)
   Net Income (Loss)                                                  $   2.60     $   3.74    $   (3.95)
 Diluted:
   Income (Loss) before Extraordinary Item                            $   3.16     $   3.48    $   (3.95)
   Net Income (Loss)                                                  $   2.53     $   3.48    $   (3.95)
--------------------------------------------------------------------------------------------------------
Cash Dividends:
 Per Common Share                                                     $   0.20     $   0.20    $    0.60
 Per Preferred Share                                                  $      -     $   2.88    $    2.88
--------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999


                                                                        1999                1998               1997
                                                                        ----                ----               ----
                                                                                              (In thousands)
Net Income (Loss)                                                     $   153,362           $215,690        $  (206,105)
------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss):
 Currency translation adjustments:
  Foreign currency translation adjustments                                   (856)
  Foreign currency translation adjustments, net of
   reclassification adjustments                                                               (3,689)           (11,271)
  Reclassification adjustments for sales of investments
   in foreign entities in fiscal year 1999                                 15,596
 Minimum pension liability adjustment,
  net of taxes of $791,000, $1,547,000 and $480,000
  in fiscal years 1999, 1998 and 1997, respectively                        (1,058)            (2,582)              (720)
 Unrealized gains (losses) on investments:
  Unrealized gains (losses) arising during the period,
   net of taxes of $3,000 in fiscal year 1999                               1,887
  Unrealized gains (losses), net of reclassification adjustments arising during the period, net of taxes of $360,000 and
   $85,000 in fiscal years 1998 and 1997, respectively                                         4,807             (2,257)
  Reclassification adjustment for (gains) losses included in
   net income, net of taxes of $11,000 in fiscal year 1999                 (1,656)
-------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                          13,913             (1,464)           (14,248)
-------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                           $   167,275           $214,226        $  (220,353)
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999
                   (In thousands, except for share amounts)

                                                            Preferred Stock
                                                               Series C                      Common Stock
                                                   -----------------------------      --------------------------
                                                     Shares            Par Value       Shares          Par Value
                                                     ------            ---------       ------          ---------
Balance March 31, 1996                              2,875,000           $  2,875     54,435,823        $  54,436
----------------------------------------------------------------------------------------------------------------
Net loss                                                    -                  -              -                -
Minimum pension liability                                   -                  -              -                -
Loss on investments                                         -                  -              -                -
Translation adjustments                                     -                  -              -                -
Common stock dividends                                      -                  -              -                -
Preferred stock dividends                                   -                  -              -                -
JRM equity transactions                                     -                  -              -                -
Exercise of stock options                                   -                  -         22,779               23
Tax benefit on stock options                                -                  -              -                -
Restricted stock purchases - net                            -                  -        171,290              171
Awards of common stock                                      -                  -            975                1
Redemption of preferred shares                              -                  -              -                -
Contributions to thrift plan                                -                  -        306,089              306
Deferred career executive stock plan expense                -                  -              -                -
----------------------------------------------------------------------------------------------------------------
Balance March 31, 1997                              2,875,000              2,875     54,936,956           54,937
Net income                                                  -                  -              -                -
Minimum pension liability                                   -                  -              -                -
Gain on investments                                         -                  -              -                -
Translation adjustments                                     -                  -              -                -
Common stock dividends                                      -                  -              -                -
Preferred stock dividends                                   -                  -              -                -
JRM equity transactions                                     -                  -              -                -
Exercise of stock options                                   -                  -      1,450,593            1,451
Tax benefit on stock options                                -                  -              -                -
Restricted stock purchases - net                            -                  -             90                -
Redemption of preferred shares                              -                  -            100                -
Contributions to thrift plan                                -                  -        191,058              191
Purchase of treasury shares                                 -                  -              -                -
Deferred career executive stock plan expense                -                  -              -                -
Termination of directors' retirement plan                   -                  -         32,040               32
Cancellation of shares                                      -                  -         (2,976)              (3)
----------------------------------------------------------------------------------------------------------------
Balance March 31, 1998                              2,875,000              2,875     56,607,861           56,608
Net income                                                  -                  -              -                -
Minimum pension liability                                   -                  -              -                -
Loss on investments                                         -                  -              -                -
Translation adjustments                                     -                  -              -                -
Common stock dividends                                      -                  -              -                -
JRM equity transactions                                     -                  -              -                -
Exercise of stock options                                   -                  -        188,768              189
Tax benefit on stock options                                -                  -              -                -
Restricted stock purchases - net                            -                  -          2,025                2
Directors' stock plan                                       -                  -         18,735               19
Redemption of preferred shares                              -                  -         23,251               23
Conversion of Series C Preferred stock             (2,875,000)            (2,875)     4,077,890            4,078
Contributions to thrift plan                                -                  -        229,245              229
Purchase of treasury shares                                 -                  -              -                -
Deferred career executive stock plan expense                -                  -              -                -
----------------------------------------------------------------------------------------------------------------
Balance March 31, 1999                                      -           $      -     61,147,775        $  61,148
----------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                                        Accumulated
    Capital                                Other                            Total
    in Excess          Accumulated     Comprehensive      Treasury      Stockholders'
    of Par Value         Deficit          Income            Stock          Equity
   -------------       -----------    ---------------    -----------    -------------
     $949,022          $  (290,968)          $(30,845)   $         -        $ 684,520
-------------------------------------------------------------------------------------
            -             (206,105)                 -              -         (206,105)
            -                    -               (720)             -             (720)
            -                    -             (2,257)             -           (2,257)
            -                    -            (11,271)             -          (11,271)
            -              (32,824)                 -              -          (32,824)
            -               (8,266)                 -              -           (8,266)
        1,339                    -                  -              -            1,339
          371                    -                  -              -              394
           41                    -                  -              -               41
           (5)                   -                  -              -              166
           20                    -                  -              -               21
           68                    -                  -              -               68
        5,724                    -                  -              -            6,030
        5,865                    -                  -              -            5,865
-------------------------------------------------------------------------------------
     962,445              (538,163)           (45,093)             -          437,001
           -               215,690                  -              -          215,690
           -                     -             (2,582)             -           (2,582)
           -                     -              4,807              -            4,807
           -                     -             (3,689)             -           (3,689)
           -               (11,177)                 -              -          (11,177)
           -                (8,266)                 -              -           (8,266)
       3,431                     -                  -              -            3,431
      30,005                     -                  -              -           31,456
       4,916                     -                  -              -            4,916
         (24)                    -                  -              -              (24)
         221                     -                  -              -              221
       5,795                     -                  -              -            5,986
           -                     -                  -         (3,662)          (3,662)
       4,576                     -                  -              -            4,576
       1,057                     -                  -              -            1,089
        (84)                     -                  -             87                -
-------------------------------------------------------------------------------------
  1,012,338               (341,916)           (46,557)        (3,575)         679,773
          -                153,362                  -              -          153,362
          -                      -             (1,058)             -           (1,058)
          -                      -                231              -              231
          -                      -             14,740              -           14,740
          -                (11,878)                 -              -          (11,878)
      2,495                      -                  -              -            2,495
      3,543                      -                  -              -            3,732
      1,013                      -                  -              -            1,013
          -                      -                  -              -                2
        421                      -                  -              -              440
        701                      -                  -              -              724
     (1,203)                     -                  -              -                -
      5,813                      -                  -              -            6,042
          -                      -                  -        (59,156)         (59,156)
      3,272                      -                  -              -            3,272
-------------------------------------------------------------------------------------
 $1,028,393            $  (200,432)          $(32,644)   $   (62,731)       $ 793,734
-------------------------------------------------------------------------------------

                         McDERMOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                            1999         1998         1997
                                                                         ----------   ----------   ----------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                        $ 153,362    $ 215,690    $(206,105)
------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                            101,390      142,301      151,581
  Income or loss of investees, less dividends                               20,271      (13,913)      17,422
  (Gain) loss on asset disposals and impairments - net                     (17,910)     (79,065)         526
  Provision for (benefit from) deferred taxes                              (29,725)       9,521         (211)
  Extraordinary loss                                                        38,719            -            -
  Other                                                                      3,805       15,372        6,525
  Changes in assets and liabilities, net of effects
   from acquisitions and divestitures:
    Accounts receivable                                                     79,553       28,596        7,978
    Accounts payable                                                      (100,835)      31,712        3,443
    Inventories                                                             10,305        1,974          123
    Net contracts in progress and advance billings                          31,470      152,097      139,188
    Income taxes                                                               627      (47,356)      (6,026)
    Accrued liabilities                                                     41,238       30,746      (26,936)
    Products and environmental liabilities                                  49,133       11,524       86,812
    Other, net                                                             (45,670)     116,973      (32,609)
Proceeds from insurance for products liability claims                      191,728      157,656      153,141
Payments of products liability claims                                     (227,176)    (196,091)    (188,205)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  300,285      577,737      106,647
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions                                                                     -       (6,627)           -
Purchases of property, plant and equipment                                 (78,787)     (45,090)     (91,371)
Purchases of available-for-sale securities                                (827,371)    (788,503)    (617,464)
Maturities of available-for-sale securities                                664,183      112,369      219,301
Sales of available-for-sale securities                                     339,478       95,430      156,827
Proceeds from asset disposals                                              145,161      457,337      106,304
Investments in equity investees                                                 88       (4,391)     (31,030)
Returns from investees                                                           -        2,124       24,500
Other                                                                            -            -       (1,821)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                                242,752     (177,351)    (234,754)
------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        1999         1998         1997
                                                     ----------   ----------   ----------
                                                                (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                            $(326,921)   $(152,116)    $(31,687)
Issuance of long-term debt                                   -            -      244,375
Decrease in short-term borrowing                       (30,954)    (208,759)     (12,371)
Issuance of common stock                                 4,173       31,431          565
Issuance of subsidiary's stock                           2,127        5,599        4,569
Acquisition of subsidiary's common stock               (58,272)     (13,537)           -
Acquisition of subsidiary's preferred stock           (154,633)     (15,406)      (2,250)
Dividends paid                                         (13,810)     (19,367)     (51,947)
Purchase of McDermott International, Inc. stock        (59,156)      (3,662)           -
Other                                                   (3,686)      (5,102)      (4,843)
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                           (641,132)    (380,919)     146,411
-----------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                 1,722          626          816
-----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           (96,373)      20,093       19,120
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                               277,876      257,783      238,663
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $181,503     $277,876     $257,783
-----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amount capitalized)                 $ 68,317     $ 87,514     $ 85,502
 Income taxes (net of refunds)                        $ 44,044     $ 15,571     $ 14,758
-----------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES

Transfer of accounts receivables sold under a
  purchase and sale agreement from secured
  borrowings to sales treatment                       $ 56,929     $      -     $      -
-----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements are presented in U.S. Dollars in accordance with accounting principles generally accepted in the United States("GAAP"). The consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. Investments in joint ventures and other entities which McDermott International, Inc. does not control, but has significant influence over, are accounted for using the equity method. All significant intercompany transactions and accounts have been eliminated. Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 1999.

Hereinafter, unless the context requires otherwise, the following terms shall mean:
  . MII for McDermott International, Inc., a Panama corporation,
  . JRM for J. Ray McDermott, S. A., a majority-owned Panamanian subsidiary of
    MII, and its consolidated subsidiaries,
  . MI for McDermott Incorporated, a Delaware subsidiary of MII, and its consolidated subsidiaries,
  . BWICO for Babcock & Wilcox Investment Company, a Delaware subsidiary of MI, . B&W for the Babcock & Wilcox Company, a Delaware subsidiary of BWICO, and its consolidated subsidiaries,
  . BWXT for BWX Technologies, Inc., a Delaware subsidiary of BWICO, and its consolidated subsidiaries, and
  . McDermott for the consolidated enterprise.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share
------------------

Earnings (loss) per common share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents, outstanding during the indicated periods.

Investments
-----------

McDermott's investments, primarily government obligations and other debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss. Investments available for current operations are classified in the balance sheet as current assets while investments held for long-term purposes are classified as non-current assets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities is included in interest income.

Foreign Currency Translation
----------------------------

Assets and liabilities of foreign operations, other than operations in highly inflationary economies, are translated into U.S. Dollars at current exchange rates, and income statement items are translated at average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are recorded as a component of accumulated other comprehensive loss. Foreign currency transaction adjustments are reported in income. Included in other income (expense) are transaction gains of $3,384,000, $5,200,000, and $3,628,000 for fiscal years 1999, 1998 and 1997, respectively. In fiscal years 1999 and 1998, a loss of $15,596,000 and a gain of $1,005,000, respectively, were transferred from currency translation adjustments and included in gain (loss) on asset disposals and impairments - net due to the sale of foreign investments.

Contracts and Revenue Recognition
---------------------------------

Contract revenues and related costs are principally recognized on a percentage of completion method for individual contracts or combinations thereof based upon work performed or a cost to cost method, as applicable to the product or activity involved. Certain partnering contracts contain a risk and reward element, whereby a portion of total compensation is tied to the overall performance of the alliance partners. Revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, are included in contracts in progress. Billings that exceed accumulated contract costs and revenues and costs recognized under percentage of completion are included in advance billings on contracts. Most long-term contracts have provisions for progress payments. All unbilled revenues will be billed. Contract price and cost estimates are reviewed periodically as the work progresses and adjustments proportionate to the percentage of completion are reflected in income in the period when such estimates are revised. Provisions are made currently for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. Claims for extra work or changes in scope of work are included in contract revenues when collection is probable. Included in accounts receivable and contracts in progress are approximately $15,535,000 and $5,790,000 relating to commercial and U.S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at March 31, 1999 and 1998, respectively.

                                                            1999        1998
                                                          ---------   ---------
                                                             (In thousands)
     Included in Contracts in Progress are:
     Costs incurred less costs of revenue recognized      $ 46,942    $ 88,519
     Revenues recognized less billings to customers        132,368     151,029
     --------------------------------------------------------------------------
     Contracts in Progress                                $179,310    $239,548
     --------------------------------------------------------------------------
     Included in Advance Billings on Contracts are:
     Billings to customers less revenues recognized       $320,523    $311,302
     Costs incurred less costs of revenue recognized       (80,143)    (42,538)
     --------------------------------------------------------------------------
     Advance Billings on Contracts                        $240,380    $268,764
     --------------------------------------------------------------------------

McDermott is usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems' contracts. McDermott does not recognize such settlements or claims for additional compensation until final settlement is reached.

Included in accounts receivable - trade are amounts representing retainages on contracts as follows:

                                                1999     1998
                                                ----     ----
                                                (In thousands)
     Retainages                               $108,605   $70,414
     ------------------------------------------------------------
     Retainages expected to be collected
       after one year                         $ 29,246   $33,567
     ------------------------------------------------------------

Of its long-term retainages at March 31, 1999, McDermott anticipates collection of $10,946,000 in fiscal year 2001, $17,167,000 in fiscal year 2002 and
$1,133,000 in fiscal year 2003.

Inventories
-----------

Inventories are carried at the lower of cost or market. Cost is determined on an average cost basis except for certain materials inventories, for which the last-in first-out (LIFO) method is used. The cost of approximately 16% and 17% of total inventories was determined using the LIFO method at March 31, 1999 and 1998, respectively. Inventories at March 31, 1999 and 1998 are summarized below:


                                      1999      1998
                                     -------   -------
                                      (In thousands)

     Raw Materials and Supplies      $37,481   $47,411
     Work in Progress                  7,606     6,720
     Finished Goods                    7,569     9,211
     -------------------------------------------------
       Total Inventories             $52,656   $63,342
     -------------------------------------------------

Comprehensive Income (Loss)
---------------------------

Effective April 1, 1998, McDermott adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," to report and display comprehensive income and its components. Under this new principle, the accumulated other comprehensive income or loss is displayed in the consolidated balance sheet as a component of stockholders' equity. Comprehensive income is displayed as a separate financial statement.

The components of accumulated other comprehensive loss included in stockholders' equity at March 31, 1999 and 1998 are as follows:

                                                   1999        1998
                                                 ---------   ---------
                                                    (In thousands)
     Currency Translation Adjustments            $(27,762)   $(42,502)
     Net Unrealized Gain on Investments               906         675
     Minimum Pension Liability                     (5,788)     (4,730)
     ----------------------------------------------------------------
       Accumulated Other Comprehensive Loss      $(32,644)   $(46,557)
     ----------------------------------------------------------------

Warranty Expense
----------------

Estimated warranty expense which may be required to satisfy contractual requirements, primarily of the Power Generation Systems segment, is accrued relative to revenue recognition on the respective contracts. JRM includes warranty costs as a component of their total contract cost estimate to satisfy contractual requirements. In addition, specific provisions are made where the costs of warranty are expected to significantly exceed such accruals.

Environmental Clean-up Costs
----------------------------

McDermott accrues for future decommissioning of its nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a condition of its licenses from the Nuclear Regulatory Commission. Such accruals, based on the estimated cost of those activities, are over the economic useful life of each facility, which is estimated at 40 years. Estimated costs are adjusted as further information develops or circumstances change and, if applicable, are net of cost-sharing agreements. Costs of future expenditures for environmental clean-up are not discounted to their present value. However, there is an exception at one facility that has provisions in its government contracts pursuant to which all of its decommissioning costs are covered by the U.S. Government. Recoveries of environmental clean-up costs from other parties are recognized as assets when their receipt is deemed probable.

Research and Development
------------------------

Research and development activities are related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. The cost of research and development which is not performed on specific contracts is charged to operations as incurred. Such expense was approximately $12,312,000, $15,125,000 and $16,579,000 in fiscal years 1999, 1998 and 1997, respectively. In addition, expenditures on research and development activities of approximately $15,752,000, $22,803,000 and $34,170,000 in fiscal years 1999, 1998 and 1997, respectively, were paid for by customers of McDermott.

Minority Interest
-----------------

Minority interest expense includes dividends on MI preferred stock (see Note 8) and the recognition of minority shareholder participation in the results of operations of less than wholly-owned subsidiaries.

Long-Lived Assets
-----------------

McDermott evaluates the realizability of its long-lived assets, including property, plant and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are carried at cost, reduced by provisions to recognize economic impairment when management determines such impairment has occurred.

Except for major marine vessels, property, plant and equipment is depreciated using the straight-line method, over estimated economic useful lives of 8 to 40 years for buildings and 2 to 28 years for machinery and equipment. Major marine vessels are depreciated using the units-of-production method based on the utilization of each vessel. Depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation, or 50% of cumulative straight-line depreciation. Depreciation expense was $84,404,000, $106,305,000 and $102,486,000 for fiscal years 1999, 1998 and 1997, respectively.

Maintenance, repairs and renewals which do not materially prolong the useful life of an asset are expensed as incurred except for drydocking costs for the marine fleet, which are estimated and accrued over the period of time between drydockings, generally 3 to 5 years. Such accruals are charged to operations currently.

Intangible Assets
-----------------

The majority of goodwill pertains to the acquisition of B&W. McDermott amortizes goodwill associated with the acquisition of B&W on a straight-line basis over 40 years and amortizes other goodwill over 10 to 20 years. During fiscal year 1999, McDermott recorded $27,231,000 of additional goodwill arising from JRM's purchase of treasury shares (see Note 2) and a reduction of goodwill of $9,267,000 relating to the sale of McDermott Subsea Constructors Limited (see
Note 3). Impairments of goodwill of $10,461,000 and $272,610,000, respectively, were recorded in fiscal years 1999 and 1998 (see Note 7).

Goodwill amortization expense was $8,290,000, $25,026,000 and $31,641,000 for fiscal years 1999, 1998 and 1997, respectively.

Other intangible assets of $22,638,000 and $30,293,000 are included in other assets at March 31, 1999 and 1998, respectively. These intangible assets consist primarily of trademarks, rights to use technology, investments in oil and gas properties and non-competition agreements. Amortization expense for these intangible assets was $6,909,000, $8,229,000 and $10,187,000, respectively, for fiscal years 1999, 1998 and 1997.

Capitalization of Interest Cost
-------------------------------

Interest is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost." In fiscal years 1999, 1998 and 1997, total interest cost incurred was $63,839,000, $82,347,000 and $95,924,000, respectively, of which
$578,000, $893,000 and $824,000, respectively, was capitalized.

Cash Equivalents
----------------
Cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which are not held as part of the investment portfolio.

Derivative Financial Instruments
--------------------------------

McDermott attempts to minimize its exposure to changes in foreign currency exchange rates by matching foreign currency contract receipts with like foreign currency disbursements. To the extent that it is unable to match the foreign currency receipts and disbursements related to its contracts, McDermott enters into derivatives, primarily forward exchange contracts, to reduce the impact of foreign exchange rate movements on operating results. Gains and losses on forward exchange contracts that qualify as hedges of firm purchase and sale commitments are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions occur. Gains and losses on forward exchange contracts which hedge foreign currency assets or liabilities are recognized in income as incurred. Such amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

Stock-Based Compensation
------------------------

McDermott follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each period.

New Accounting Standards
------------------------

In April 1998, the American Institute of Certified Public Accountants issued
Statement of Position ("SOP")   98-5, "Reporting on the Costs of Start-Up
Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for the costs of start-up activities and requires that entities expense start-up costs and organization costs as they are incurred. McDermott's adoption of SOP 98-5 will not have a material impact on its consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 will require McDermott to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. McDermott has not yet determined what effect the adoption of SFAS No. 133 will have on its consolidated financial position or results of operations.

NOTE 2 - ACQUISITIONS

During fiscal year 1997, an additional interest in Talleres Navales del Golfo, a Mexican shipyard, was acquired. During fiscal year 1998, McDermott acquired the minority ownership in Diamond Power Specialty U.K. In fiscal years 1999 and 1998, McDermott acquired a portion of the outstanding minority interest of JRM, as a result of JRM's purchase of treasury shares. These acquisitions were accounted for using the purchase method, and operating results have been included in the Consolidated Statement of Income (Loss) from the acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

Subsequent Event--On May 13, 1999, MII commenced a tender offer to acquire all outstanding shares of JRM not already owned by MII for $35.62 per share. JRM currently has approximately 39,060,000 shares outstanding, of which MII owns approximately 63%.

NOTE 3   -  INVESTMENT IN UNCONSOLIDATED AFFILIATES

Included in other assets are investments in joint ventures and other entities, which are accounted for using the equity method, of $61,393,000 and $72,389,000 at March 31, 1999 and 1998, respectively. Undistributed earnings of equity method investees were $38,088,000 and $40,484,000 at March 31, 1999 and 1998, respectively.

Summarized combined balance sheet and income statement information, based on the most recent financial information, for investments in entities accounted for using the equity method are presented below:


                                                     1999          1998
                                                    -------     ---------
                                                        (In thousands)
          Current Assets                            $448,558    $  629,773
          Non-Current Assets                         205,562       259,694
          ----------------------------------------------------------------
          Total Assets                              $654,120    $  889,467
          ----------------------------------------------------------------
          Current Liabilities                       $361,058    $  610,694
          Non-Current Liabilities                    124,521       123,390
          Owners' Equity                             168,541       155,383
          ----------------------------------------------------------------
          Total Liabilities and Owners' Equity      $654,120    $  889,467
          ----------------------------------------------------------------

                                                       1999            1998          1997
                                                    ----------      ----------    ----------
                                                                  (In thousands)
     Revenues                                       $1,100,224      $1,535,987    $1,239,071
     Gross Profit                                   $   64,645      $  172,349    $  120,600
     Income before Provision for Income Taxes       $   37,031      $   90,564    $   22,050
     Provision for Income Taxes                          4,398          27,460        10,767
     ---------------------------------------------------------------------------------------
     Net  Income                                    $   32,633      $   63,104    $   11,283
     ---------------------------------------------------------------------------------------

McDermott's investment in equity method investees was less that McDermott's underlying equity in net assets of those investees based on stated ownership percentages by $18,824,000 at March 31, 1999 and greater than McDermott's underlying equity in net assets by $4,355,000 at March 31, 1998. These differences are primarily related to the partial liquidation of an investee, cumulative losses, the timing of distribution of dividends and various GAAP adjustments.

Reconciliation of net income per combined income statement information to income
(loss) from investees per consolidated statement of income (loss) as of March 31:

                                        1999       1998       1997
                                      --------   --------   --------
                                               (In thousands)
     Equity income based on stated
      ownership percentages           $12,768    $25,192    $   594
     Distribution of earnings from
      HeereMac joint venture received
      as part of termination                -     61,637          -
     Impairment of advances to
      investee                         (4,823)         -          -
     Recognition of joint venture
      project losses                        -          -     (6,508)
     All other adjustments due to
      amortization of basis
      differences, timing of GAAP
      adjustments and other
      adjustments                         434     (1,447)     1,816
     --------------------------------------------------------------
     Income (loss) from investees     $ 8,379    $85,382    $(4,098)
     --------------------------------------------------------------

During fiscal year 1998, JRM and its joint venture partner, Heerema Offshore Construction Group, Inc. ("Heerema"), terminated the HeereMac joint venture. Each party had a 50% interest in the joint venture. Heerema had responsibility for its day-to-day operations. During fiscal year 1997, JRM changed from the equity to the cost method of accounting for its investment in the HeereMac joint venture because it was no longer able to exercise significant influence over HeereMac's operating and financial policies.

Pursuant to the termination of the joint venture, Heerema acquired and assumed JRM's 50% interest in the joint venture. JRM received $318,500,000 in cash and title to several pieces of equipment. The cash received included a $61,637,000 distribution of earnings and approximately $100,000,000 of principal and interest owed to JRM under the 7.75% promissory note described in the next paragraph. The equipment received included two launch barges and the derrick barge 101, a semi-submersible derrick barge with a 3,500-ton lift capacity. As a result of the termination, JRM recorded a gain on asset disposal of $224,472,000 and income from investees of $61,637,000. The $224,472,000 gain on asset disposal includes recognition of the remaining deferred gain which had resulted from the 1996 sale of vessels to the HeereMac joint venture described in the next paragraph.

During fiscal year 1996, JRM sold to the HeereMac joint venture the major marine vessels that it had been leasing to the joint venture. JRM received cash of $135,969,000 (including a $30,000,000 advance deposit on the sale of certain marine equipment which was completed during fiscal year 1997) and a 7.75% note receivable of $105,000,000. JRM recorded a deferred gain on the sale of $103,239,000. The note receivable, net of the deferred gain, was included in investment in unconsolidated affiliates. Prior to the change to the cost method of accounting for its investment in HeereMac, JRM was amortizing the deferred gain over the depreciable lives of the vessels that were assigned by HeereMac. After the change to the cost method, JRM recognized pro rata portions of the deferred gain as payments were received on the 7.75% note. In fiscal year 1997, JRM received a $12,500,000 principal payment on the note and recognized $12,271,000 of the deferred gain . At March 31, 1997, the note receivable and deferred gain balances were $92,500,000 and $90,803,000, respectively. Also, in fiscal year 1997, JRM realized a gain of $16,682,000 on the sale of a marine vessel by HeereMac on behalf of JRM.

On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture, and JRM recognized a gain on the termination of $37,353,000. Pursuant to the termination, JRM received cash of approximately $105,000,000, ETPM S.A.'s derrick/lay barge 1601 and ETPM S.A.'s interest in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and JRM's interest in McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc. The consolidated statement of income (loss) includes revenues of $74,096,000 and $44,033,000 and operating income (loss) of $18,751,000 and ($22,956,000) for fiscal years 1998 and 1997 , respectively, attributable to operations transferred to ETPM S.A.

During fiscal year 1999, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

McDermott has investments in numerous joint ventures and other entities on a worldwide basis. No individual investee was significant for the periods presented.

Transactions with unconsolidated affiliates included the following:


                                  1999       1998       1997
                                --------   --------   --------
                                         (In thousands)
     Sales to                   $136,737   $164,501   $140,605
     Leasing activities
      (included in Sales to)    $ 42,154   $ 10,491   $  9,609
     Purchases from             $ 12,223   $ 33,544   $ 32,103
     Dividends received         $ 28,650   $  9,832   $ 13,324

Other assets include $2,819,000 and $4,250,000 at March 31, 1999 and 1998,
respectively, of non-current accounts receivable from unconsolidated affiliates. Accounts payable includes $28,314,000 and $25,803,000 at March 31, 1999 and 1998, respectively, of payables to unconsolidated affiliates. Property, plant and equipment includes cost of $63,594,000 and accumulated depreciation of $29,497,000 at March 31, 1999 of marine equipment that was leased, on an as needed basis, to an unconsolidated affiliate. Property, plant and equipment includes cost of $137,513,000 and accumulated depreciation of $113,528,000 at March 31, 1998 of marine equipment that was leased to the McDermott-ETPM joint venture. This marine equipment was transferred to ETPM S.A. as part of the termination of the McDermott-ETPM joint venture on April 3, 1998.

NOTE 4 - INCOME TAXES

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted. All income has been earned outside of Panama, and McDermott is not subject to income tax in Panama on income earned outside of Panama. Therefore, there is no expected relationship between the provision for, or benefit from, income taxes and income, or loss, before income taxes. The major reason for the variations in such relationships is that income is earned within and subject to the taxation laws of various countries, each of which has a regime of taxation which varies from that of any other country. The regimes of taxation vary not only with respect to nominal rate, but also with respect to the allowability of deductions, credits and other benefits. The variations are also because the proportional extent to which income is earned in, and subject to tax by, any particular country or countries varies from year to year. MII and certain of its subsidiaries keep books and file tax returns on the completed contract method of accounting.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of March 31, 1999 and 1998 were as follows:


                                                                                           1999           1998
                                                                                        ----------      --------
                                                                                             (In thousands)
   Deferred tax assets:
    Accrued warranty expense                                                             $ 15,848         $ 15,582
    Accrued vacation pay                                                                    8,234           10,259
    Accrued liabilities for self-insurance
     (including postretirement health care benefits)                                       69,025          169,768
    Accrued liabilities for executive and employee incentive compensation                  30,972           28,517
    Investments in joint ventures and affiliated companies                                  6,419            9,498
    Operating loss carryforwards                                                           13,458           25,394
    Environmental and products liabilities                                                620,992          363,598
    Other                                                                                  29,489           34,710
------------------------------------------------------------------------------------------------------------------
       Total deferred tax assets                                                          794,437          657,326
------------------------------------------------------------------------------------------------------------------
    Valuation allowance for deferred tax assets                                           (39,961)         (69,057)
------------------------------------------------------------------------------------------------------------------
       Deferred tax assets                                                                754,476          588,269
------------------------------------------------------------------------------------------------------------------
   Deferred tax liabilities:
    Property, plant and equipment                                                          21,644           37,184
    Prepaid pension costs                                                                  11,493          110,801
    Investments in joint ventures and affiliated companies                                 15,243           13,921
    Insurance and other recoverables                                                      544,382          291,899
    Other                                                                                   5,526           11,694
------------------------------------------------------------------------------------------------------------------
       Total deferred tax liabilities                                                     598,288          465,499
------------------------------------------------------------------------------------------------------------------
       Net deferred tax assets                                                           $156,188         $122,770
------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for (benefit from) income taxes and extraordinary item was as follows:

                                                                                           1999             1998             1997
                                                                                         --------        ---------        ---------
                                                                                                          (In thousands)
     U.S.                                                                                $ 63,361        $(125,441)       $(164,771)
     Other than U.S.                                                                      123,917          417,248          (55,926)
     -------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before provision for (benefit from)
      income taxes and extraordinary item                                                $187,278        $ 291,807        $(220,697)
     -------------------------------------------------------------------------------------------------------------------------------

The provision for (benefit from) income taxes consists of:

Current:
      U.S. - Federal                                $ 18,582     $54,340    $(13,411)
      U.S. - State and local                           7,983       8,541      (2,667)
      Other than U.S.                                 (1,643)      3,715       1,697
------------------------------------------------------------------------------------
     Total current                                    24,922      66,596     (14,381)
------------------------------------------------------------------------------------
     Deferred
      U.S. - Federal                                 (37,152)       (147)      7,090
      U.S. - State and local                           2,823          69      (1,862)
      Other than U.S.                                  4,604       9,599      (5,439)
------------------------------------------------------------------------------------
     Total deferred                                  (29,725)      9,521        (211)
------------------------------------------------------------------------------------
     Provision for (benefit from) income taxes      $ (4,803)    $76,117    $(14,592)
------------------------------------------------------------------------------------

There is no provision for (benefit from) income taxes associated with the extraordinary item of $38,719,000 recorded by JRM.

The current provision for other than U.S. income taxes in 1999, 1998 and 1997 includes a reduction of $525,000, $10,427,000 and $2,021,000, respectively, for the benefit of net operating loss carryforwards. Fiscal 1999 also includes a benefit totaling approximately $25,456,000 for a reduction in the valuation allowance for deferred taxes. This reduction is the result of tax planning strategies, use of operating loss carrybacks and forecasted taxable income. Included in the reduction of the valuation allowance was an amount that generated no tax benefit which resulted from the sale of a foreign subsidiary. In addition, fiscal 1999 also includes favorable tax settlements in U.S. and foreign jurisdictions totaling approximately $30,429,000. Initial recognition of OPI pre-acquisition tax benefits in fiscal year 1997 resulted in a reduction in excess cost over fair value of assets acquired of $3,115,000.

MII and JRM would be subject to withholding taxes on distributions of earnings from their U.S. subsidiaries and certain foreign subsidiaries. No withholding taxes have been provided as these earnings are considered indefinitely reinvested. It is not practicable to estimate the deferred tax liability on those earnings.

Settlements were reached with the Internal Revenue Service ("IRS") concerning MI's U.S. income tax liability through the fiscal year ended March 31, 1990, disposing of all U.S. federal income tax issues. The IRS has issued notices for fiscal years ended March 31, 1991 and March 31, 1992 asserting deficiencies in the amount of taxes reported. The deficiencies are based on issues substantially similar to those of earlier years. MI believes that any income taxes ultimately assessed will not exceed amounts already provided.

McDermott has provided a valuation allowance ($39,961,000 at March 31, 1999) for deferred tax assets which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets at March 31, 1999 are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving the sales of appreciated assets. Uncertainties that affect the ultimate realization of deferred tax assets are the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

McDermott has foreign net operating loss carryforwards of approximately $15,000,000 available to offset future taxable income in foreign jurisdictions.

Pursuant to a stock purchase and sale agreement (the "Intercompany Agreement"), MI has the right to sell to MII and MII has the right to buy from MI, 100,000 units, each unit consisting of one share of MII Common Stock and one share of MII Series A Participating Preferred Stock. The price is based primarily upon the stockholders' equity of MII at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised, and, to a limited extent, upon the price-to-book value of the Dow Jones Industrial Average. At April 1, 1999, the current unit value was $2,903 and the aggregate current unit value for MI's 100,000 units was $290,336,000. The net proceeds to MI from the exercise of any rights under the Intercompany Agreement would be subject to U.S. federal, state and other applicable taxes. No tax provisions have been established, since there is no present intention by either party to exercise such rights.

NOTE 5 - LONG-TERM DEBT AND NOTES PAYABLE

                                                                            1999       1998
                                                                          --------   --------
                                                                            (In thousands)
   Long-term debt consists of:
     Unsecured Debt:
      Series A Medium Term Notes (maturities ranging  from 1 to 5
       years; interest at various rates ranging from 8.20% to 9.00%)      $ 40,000   $ 40,000
      Series B Medium Term Notes (maturities ranging from 1 to 25
       years; interest at various rates ranging from 6.50% to 8.75%)        64,000     91,000
      9.375% Notes due 2002 ($225,000,000 principal amount)                224,739    224,665
      9.375% Senior Subordinated Notes due 2006
       ($250,000,000 principal amount)                                       1,397    244,986
      Other notes payable through 2009 (interest at
       various rates ranging to 10%)                                        23,667     35,484

     Secured Debt:
      10.375% Note payable due 1998                                              -     12,200
      Other notes payable through 2012 and capitalized
       lease obligations                                                     1,097     18,264
---------------------------------------------------------------------------------------------
                                                                           354,900    666,599
     Less:  Amounts due within one year                                     31,126     68,417
---------------------------------------------------------------------------------------------
     Long-term debt                                                       $323,774   $598,182
---------------------------------------------------------------------------------------------

Notes payable and current maturities of long-term debt consist of:

     Short-term lines of credit - unsecured                               $      -   $  5,100
     Secured borrowings                                                          -     82,783
     Current maturities of long-term debt                                   31,126     68,417
---------------------------------------------------------------------------------------------
      Total                                                                $31,126   $156,300
---------------------------------------------------------------------------------------------
     Weighted average interest rate on short-term borrowings                  8.20%      5.87%
---------------------------------------------------------------------------------------------

The Indentures for the 9.375% Notes due 2002 and the Series A and B Medium Term Notes contain certain restrictive covenants, including limitations on indebtedness, liens securing indebtedness and dividends and loans.

On March 5, 1999, JRM consummated an offer to purchase all of its outstanding 9.375% Senior Subordinated Notes at a purchase price of 113.046% of their principal amount ($1,130.46 per $1,000 principal amount), plus accrued and unpaid interest. On that date, JRM purchased $248,575,000 in principal amount of the notes for a total purchase price of $284,564,000, including interest of $3,560,000. As a result, JRM recorded an extraordinary loss of $38,719,000. In connection with the purchase of the notes, JRM received consents to certain amendments that amended or eliminated certain restrictive covenants and other provisions contained in the indenture relating to the notes. Specifically, the covenants contained in the indenture that restricted JRM's ability to pay dividends, repurchase or redeem its capital stock, or to transfer funds through unsecured loans to or investments in MII were eliminated.

Maturities of long-term debt during the five fiscal years subsequent to March 31, 1999 are as follows: 2000 - $31,126,000; 2001 - $452,000; 2002 -
$224,949,000; 2003 -$25,000; 2004 - $9,525,000.

At March 31, 1998, McDermott had $82,783,000 in secured borrowings pursuant to a receivables purchase and sale agreement between B&W and certain of its affiliates and subsidiaries and a U.S. Bank. Through July 31, 1998, $25,854,000 was repaid under the agreement. Effective July 31, 1998, the receivables purchase and sale agreement was amended and restated to provide for, among other things, the inclusion of certain insurance recoverables in the pool of qualified accounts receivable. It also provided for sales treatment as opposed to secured financing treatment for this arrangement under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, $56,929,000 was removed from notes payable and current maturities of long-term debt on the balance sheet. This amended agreement was terminated on April 30, 1999.

At March 31, 1999 and 1998, McDermott had available various uncommitted short-term lines of credit from banks totaling $87,578,000 and $127,061,000, respectively. Borrowings against these lines of credit at March 31, 1998 were $5,100,000. There were no borrowings against these lines at March 31, 1999. At March 31, 1998, B&W was a party to a revolving credit facility under which there were no borrowings. In July 1998, B&W terminated its existing credit facility and, jointly and severally with BWICO and BWXT, entered into a new $200,000,000 three-year, unsecured credit agreement (the "BWICO Credit Agreement") with a group of banks. Borrowings by the three companies against the BWICO Credit Agreement cannot exceed an aggregate amount of $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. In connection with satisfying a condition to borrowing or issuing letters of credit under the BWICO Credit Agreement, MI made a $15,000,000 capital contribution to BWICO in August 1998. At March 31, 1999, there were no borrowings under the BWICO Credit Agreement. Under the BWICO Credit Agreement, there are certain restrictive covenants, including limitations on indebtedness, sales and leaseback transactions, investments, loans and advances and the maintenance of certain financial ratios. Commitment fees are on .40% of the unused portion of BWICO Credit Agreement's $200,000,000 commitment. Commitment fees totaled approximately $733,000, $412,000 and $160,000 for fiscal years 1999, 1998 and
1997, respectively.

At March 31, 1998, JRM and certain of its subsidiaries were parties to a revolving credit facility under which there were no borrowings. In June 1998, JRM and such subsidiaries entered into a new $200,000,000 three-year, unsecured credit agreement (the "JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. At March 31, 1999, there were no borrowings under the JRM Credit Agreement. Management does not anticipate JRM will need to borrow funds under the JRM Credit Agreement during fiscal year 2000. Subsequent to year-end, JRM elected to reduce the commitments on the JRM Credit Agreement from $200,000,000 to $100,000,000.
Under the JRM Credit Agreement, there are certain restrictive covenants, including limitations on additional indebtedness, liens securing indebtedness, sales and leaseback transactions, investments, loans and advances and the maintenance of certain financial ratios. Commitment fees were on .35% of the unused portion of JRM Credit Agreement's $200,000,000 commitment. Commitment fees totaled approximately $610,000, $380,000 and $380,000 for fiscal years 1999, 1998 and 1997, respectively.

Subsequent Event - On May 7, 1999, MII and JRM entered into a merger agreement pursuant to which MII initiated a tender offer for those shares of JRM that it did not already own for $35.62 per share in cash. Under the merger agreement, any shares not purchased in the tender offer will be acquired for the same price in cash in a second-step merger. MII estimates that it will require approximately $560,000,000 to consummate the tender offer and second-step merger and to pay related fees and expenses. MII expects to obtain the funds from cash on hand and from a new $525,000,000 senior secured term loan facility with Citibank, N.A. The facility will terminate and all borrowings thereunder will mature upon the earlier of five business days after the consummation of the second merger or September 30, 1999. When the facility terminates, JRM will declare and pay a dividend and/or loan to MII such amounts that, together with MII's available cash, will be used to repay all outstanding loans under the facility. Citibank, N.A. may act either as sole lender under the facility or syndicate all or a portion of the facility to a group of financial institutions. The facility contains customary representations, warranties, covenants and events of default. The facility also includes financial covenants that:

  . require MII to maintain a minimum consolidated tangible net worth of not less than $250,000,000,
  . limit MII's ability to pay dividends, and, . require MII, JRM and certain other subsidiaries to maintain cash, cash equivalents and investments in debt securities of at least $575,000,000 at all times.

The facility is secured by a first priority pledge of all JRM capital stock and securities convertible into capital stock held by or acquired by MII or any of its subsidiaries. Commitment fees will be approximately $3,300,000 in the next fiscal year.

NOTE 6 - PENSION PLANS AND POSTRETIREMENT BENEFITS

McDermott provides retirement benefits, primarily through non-contributory pension plans, for substantially all of its regular full-time employees. McDermott does not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada, or the United Kingdom. Salaried plan benefits are based on final average compensation and years of service, while hourly plan benefits are based on a flat benefit rate and years of service. McDermott's funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, generally, to fund other pension plans as recommended by the respective plan actuary and in accordance with applicable law.

Postretirement health care and life insurance benefits are supplied to union employees based on union contracts. Effective April 1, 1998, McDermott terminated all other postretirement benefits. On the same date, the pension plans for the employees affected by the termination were amended to increase the benefits payable to offset the cost of postretirement health care and life insurance to the participants. The decrease in the postretirement benefit obligation was measured against the increase in the projected benefit obligation of the pension plans, and a resulting curtailment gain of $21,940,000 was recognized in fiscal year 1999.

In February 1998, McDermott terminated its Retirement Plan for Non-Management Directors and issued 32,040 shares of McDermott Common Stock to the directors at that time, in full satisfaction of their accrued benefits under the terminated plan.

Effective April 1, 1998, McDermott adopted SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 establishes new disclosure requirements for pension and postretirement benefits. Fiscal year 1998 balances have been restated to comply with the new requirements.


                                                           Pension Benefits            Other Benefits
                                                          1999          1998          1999         1998
                                                       -----------   -----------   ----------   ----------
                                                                         (In thousands)
Change in benefit obligation:
  Benefit obligation at beginning of  fiscal year      $1,411,512    $1,244,134    $ 349,288    $ 370,866
  Service cost                                             33,341        29,002          203        3,487
  Interest cost                                           112,822        94,182        9,478       26,480
  Plan participants' contributions                            136           127            -            -
  Curtailments                                              1,452         3,011     (215,751)           -
  Amendments                                              245,306           291            -            -
  Change in assumptions                                   101,387       111,592        3,012            -
  Actuarial (gain) loss                                     9,210        (3,386)      29,049      (10,880)
  Foreign currency exchange rate changes                   (7,014)          772            -            -
  Benefits paid                                          (108,709)      (68,213)     (21,332)     (40,665)
---------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                     1,799,443     1,411,512      153,947      349,288
---------------------------------------------------------------------------------------------------------
 Change in plan assets:
  Fair value of plan assets at beginning of year        1,822,166     1,561,368            -            -
  Actual return on plan assets                            190,586       320,797            -            -
  Company contributions                                    14,602         8,033       21,332       40,665
  Plan participants' contributions                            136           127            -            -
  Foreign currency exchange rate changes                  (12,898)           54            -            -
  Benefits paid                                          (101,346)      (68,213)     (21,332)     (40,665)
 ---------------------------------------------------------------------------------------------------------
  Fair value of plan assets at the end of year          1,913,246     1,822,166            -            -
---------------------------------------------------------------------------------------------------------
  Funded status                                           113,803       410,654     (153,947)    (349,288)
  Unrecognized net obligation                             (25,456)      (36,006)       2,712            -
  Unrecognized prior service cost                          14,689        16,035            -            -
  Unrecognized actuarial (gain) loss                      (42,866)     (107,657)       1,879      (77,159)
 ---------------------------------------------------------------------------------------------------------
  Net amount recognized                                $   60,170    $  283,026    $(149,356)   $(426,447)
 ---------------------------------------------------------------------------------------------------------
 Amounts recognized in the statement of financial
  position consist of:
   Prepaid benefit cost                                $  130,437    $  328,583    $       -    $       -
   Accrued benefit liability                              (81,727)      (55,694)    (149,356)    (426,447)
   Intangible asset                                         2,435         2,969            -            -
   Accumulated other comprehensive income                   9,025         7,168            -            -
---------------------------------------------------------------------------------------------------------
  Net amount recognized                                $   60,170    $  283,026    $(149,356)   $(426,447)
---------------------------------------------------------------------------------------------------------
Weighted average assumptions as of March 31:
  Discount rate                                              7.01%         7.52%        6.60%        7.00%
  Expected return on plan assets                             8.13%         8.47%           -            -
  Rate of compensation increase                              4.50%         4.97%           -            -

For measurement purposes, a 5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2000. The rate was assumed to decrease gradually to 4 percent in 2005 and remain at that level thereafter.

                                                             Pension Benefits                    Other Benefits
                                                     1999          1998         1997        1999       1998      1997
                                                  -----------   ----------   ----------   --------   --------   -------
                                                                          (In thousands)
Components of net periodic benefit
 income (cost):
  Service cost                                     $  33,341    $  29,002    $  30,589    $   203    $ 3,487    $ 4,737
  Interest cost                                      112,822       94,182       86,111      9,478     26,480     30,551
  Expected return on plan assets                    (146,990)    (130,317)    (175,041)         -          -          -
  Amortization of prior service cost                   2,522        2,430        2,170          -          -          -
  Recognized net actuarial (gain) loss               (11,792)      (7,493)      49,079     (1,109)    (4,416)       751
-----------------------------------------------------------------------------------------------------------------------
Net periodic benefit income (cost)                  $(10,097)    $(12,196)     $(7,092)   $ 8,572    $25,551    $36,039
-----------------------------------------------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $253,434,000, $207,549,000 and $152,700,000, respectively, for fiscal year ended March 31, 1999 and $122,277,000, $92,724,000 and $64,231,000, respectively, for fiscal year ended March 31, 1998.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  One-Percentage-  One-Percentage-
                                                  Point Increase  Point Decrease
                                                  --------------  --------------
                                                          (In thousands)
     Effect on total of service and interest
      cost components                                  $  300       $  (288)
     Effect on postretirement benefit obligation       $4,286       $(4,238)


Multiemployer Plans - One of MII's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $11,295,000, $5,151,000 and $4,552,000 in fiscal years 1999, 1998 and 1997, respectively.

NOTE 7  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

Impairment losses to write-down property, plant and equipment to estimated fair values and to write-off goodwill are summarized by segment as follows:

                                          1999       1998      1997
                                         -------   --------   -------
                                                (In thousands)
   Property, plant and equipment:
     Assets to be held and used:
       Marine Construction Services      $16,458   $  2,891   $19,228
       Power Generation Systems                -      8,704    11,098
     Assets to be disposed of:
       Marine Construction Services          877      7,000    12,162
       Industrial Operations                 261          -     7,295
     Goodwill:
       Marine Construction Services       10,461    262,901         -
       Power Generation Systems                -      1,611     4,859
       Industrial Operations                   -      8,098         -
---------------------------------------------------------------------
     Total                               $28,057   $291,205   $54,642
---------------------------------------------------------------------

Property, plant and equipment  assets to be held and used
---------------------------------------------------------

During fiscal years 1999, 1998 and 1997, management identified certain long-lived assets that were no longer expected to recover their entire carrying value through future cash flows. Fair values were generally determined based on sales prices of comparable assets. The assets include non-core, surplus and obsolete property and equipment and fabrication facilities in the Marine Construction Services segment, and manufacturing facilities and related equipment in the Power Generation Systems segment.

Property, plant and equipment  assets to be disposed of
-------------------------------------------------------

In fiscal year 1999, the Marine Construction Services segment recorded a loss of $877,000 to reduce a building located near London to its fair value less cost to sell. Prior to recognition of the impairment loss, the building had a net book value of approximately $7,549,000. Management decided to sell the building as a result of its withdrawal from traditional European engineering operations. The building is expected to be sold during the next year.

In fiscal year 1998, the Marine Construction Services segment recorded a loss of $7,000,000 to reduce a Floating Production, Storage and Offloading System ("FPSO") to its estimated fair value less cost to sell. Prior to recognition of the impairment loss, the FPSO had a net book value of approximately $21,500,000. The estimated fair value was determined based upon management's best estimate, as these types of vessels are somewhat unique in nature. Management decided to sell the FPSO as a result of a strategic decision to exit this market.
Excluding the impairment loss, net income for fiscal year 1998 for the FPSO was $2,774,000. The FPSO was sold during fiscal year 1999 resulting in a loss on asset disposal of approximately $2,382,000.

In fiscal year 1997, the Marine Construction Services segment recorded losses of $12,162,000 to reduce certain property and equipment to estimated fair values less cost to sell. Prior to recognition of the impairment loss, the carrying value of these assets was approximately $18,950,000. Also in fiscal year 1997, the Industrial Operations segment recorded a loss of $7,295,000, which was adjusted in fiscal year 1998, to reduce a building and land to its estimated fair value less cost to sell. Prior to recognition of the impairment loss, the property had a book value of approximately $15,795,000. The estimated fair value was based upon prices of similar real estate. Management had begun marketing the property that had been used as office space. Excluding the impairment losses, results of operations for fiscal year 1997, were not material. Substantially all of these assets were disposed of in fiscal year 1998, with no significant gain or loss recognized.

Goodwill
---------

In fiscal year 1999, the Marine Construction Services segment wrote off $4,834,000 associated with the acquisition of a Mexican shipyard acquired in a prior year. Management determined that the goodwill related to the Mexican shipyard had no value as the facility's intended use was as a new-build facility, and the facility had been engaged primarily in ship repair. Also in fiscal year 1999, the Marine Construction Services segment wrote off $5,627,000 related to an engineering business acquired in a prior year. Management determined that the business had no value as management has decided to withdraw from the third-party engineering business. Annual amortization of this goodwill totaled $1,524,000.

In fiscal year 1998, the Marine Construction Services segment wrote off $262,901,000 associated with the acquisition of OPI. In December 1997, management decided to exit the traditional shallow water business, and abandoned OPI-type work. The decision was based upon the industry outlook, the departure of key OPI executives, the disposal of significant OPI joint ventures and the disposal of major OPI vessels. Annual amortization of the OPI goodwill was approximately $21,800,000. In addition, in fiscal year 1998, the Industrial Operations segment wrote off $8,098,000 associated with the acquisition of McDermott Engineers and Constructors (Canada) Limited in a prior year. Management concluded that the goodwill no longer had value due to reduced future asset utilization and deteriorating market conditions

Also in fiscal years 1998 and 1997, $1,611,000 and $4,859,000, respectively, of goodwill related to Power Generation Systems segment manufacturing facilities and related equipment classified as assets to be held and used referred to above was written off.

NOTE 8 - SUBSIDIARIES'  STOCKS

At March 31, 1998, 13,000,000 shares of MI Preferred Stock, with a par value of $1 per share, were authorized. Of the authorized shares, 2,818,679 shares of Series A Cumulative Convertible Preferred Stock ("Series A"), and 2,152,766 shares of Series B Cumulative Preferred Stock ("Series B"), respectively, were outstanding (in each case, exclusive of treasury shares owned by MI) at March 31, 1998. During fiscal year 1999, the Series A and Series B stocks were redeemed. Preferred dividends of $4,400,000, $12,722,000 and $13,243,000 were included as a component of minority interest in other income (expense) in fiscal years 1999, 1998 and 1997, respectively.

During fiscal year 1998, JRM's Board of Directors approved the repurchase of up to two million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. The purpose of the repurchases was to offset dilution created by the issuance of shares pursuant to JRM's stock compensation and thrift plans. JRM repurchased 362,500 shares at an average share price of $37.31 during fiscal year 1998. During fiscal year 1999, JRM's Board of Directors authorized the repurchase of up to an additional one million shares of its common stock . JRM repurchased another 1,837,700 shares of its common stock at an average share price of $31.67 through October 8, 1998, at which time JRM ceased all further share repurchases. At such time, JRM had repurchased 2,200,200 of the three million shares of its common stock authorized to be repurchased.

At March 31, 1999 and 1998, JRM had outstanding 3,200,000 shares of Series A $2.25 Cumulative Convertible Preferred Stock ("JRM Series A Preferred Stock" - with an aggregate liquidation preference of $160,000,000), all of which were owned by MII. Each share of JRM Series A Preferred Stock is convertible into
1.794 shares of JRM Common Stock at any time after either (i) a call by JRM for redemption of any or all of the outstanding JRM Series A Preferred Stock or (ii) January 31, 2000. At March 31, 1999, 14,538,270 shares of JRM Common Stock were reserved for issuance in connection with the conversion of JRM Series A Preferred Stock, the exercise of stock options and awards of restricted stock under JRM's stock incentive plans and contributions to the Thrift Plan described in Note 10. At March 31, 1999, 839,471 options were outstanding at a weighted average exercise price of $26.80 per share (407,107 options exercisable at a weighted average exercise price of $23.75 per share).

Subsequent Event On May 13, 1999, MII commenced a tender offer to acquire all outstanding shares of JRM not already owned by MII for $35.62 per share. JRM currently has approximately 39,060,000 shares outstanding, of which MII owns approximately 63%.

NOTE 9 - CAPITAL STOCK

The Panamanian regulations that relate to acquisitions of securities of companies registered with the National Securities Commission, such as MII, have certain requirements. They require, among other matters, that detailed disclosure concerning the offeror be finalized prior to the beneficial acquisition of more than 5 percent of the outstanding shares of any class of stock pursuant to a tender offer. The detailed disclosure is subject to review by either the Panamanian National Securities Commission or the Board of Directors of the subject company. Transfers of securities in violation of these regulations are invalid and cannot be registered for transfer.

Common stock is issued in connection with the conversion and redemption of MI's Series A Preferred Stock (for fiscal year 1998 only), the conversion of MII's Series C Preferred Stock (for fiscal year 1998 only), the 1996 Officer Stock Program (and its predecessor programs), the 1992 Director Stock Plan, the 1992 Senior Management Stock Program and contributions to the Thrift Plan. At March 31, 1999 and 1998, 10,465,688 and 18,091,414 shares of MII Common Stock, respectively, were reserved for issuance in connection with the above.

During fiscal year 1998, MII's Board of Directors approved the repurchase of up to two million shares of its common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. The purpose of the repurchases was to offset dilution created by the issuance of shares pursuant to MII's stock compensation and thrift plans. MII completed its two million share repurchase program in August 1998. During the fiscal year ended March 31, 1999, MII repurchased 1,900,000 shares of its common stock at an average share price of $31.10.

MII Preferred Stock - On April 6, 1998, MII called for redemption its non-voting Series C Cumulative Convertible Preferred Stock. On April 21, 1998, all 2,875,000 shares of Series C Preferred Stock were converted into shares of MII Common Stock at a rate of 1.4184 shares of MII Common Stock for each share of Series C Preferred Stock, resulting in 4,077,890 shares of MII Common Stock being issued.

At March 31, 1999 and 1998, 100,000 shares of non-voting Series A Participating Preferred Stock (the "Participating Preferred Stock") and 30,000 and 40,000 shares of Series B Non-Voting Preferred Stock (the "Non-Voting Preferred Stock"), respectively, were issued and owned by MI. The Non-Voting Preferred Stock is currently callable by MII at $275 per share, and 10,000 shares are being redeemed each year by MII at $250 per share. The annual per share dividend rates for the Participating Preferred Stock and the Non-Voting Preferred Stock are $10 and $20, respectively, payable quarterly, and dividends on such shares are cumulative to the extent not paid. The annual per share dividend rate for the Participating Preferred Stock is limited to no more than ten times the amount of the per share dividend on MII Common Stock. In addition, shares of Participating Preferred Stock are entitled to receive additional dividends whenever dividends in excess of $3.00 per share on MII Common Stock are declared (or deemed to have been declared) in any fiscal year. For McDermott financial reporting purposes the Participating Preferred Stock and the Non-Voting Preferred Stock are considered constructively retired.

On December 5, 1995, MII designated 702,652 shares of its authorized but unissued Preferred Stock as Series D Participating Preferred Stock in connection with its adoption of a new Stockholders Rights Plan on December 30, 1995. As of March 31, 1999, there were no shares of Series D Participating Preferred Stock outstanding.

The issuance of additional MII Preferred Stock in the future and the specific terms thereof, such as the dividend rights, conversion rights, voting rights, redemption prices and similar matters, may be authorized by the Board of Directors of MII without stockholder approval. The issuance is limited to the extent such approval may be required by applicable rules of the New York Stock Exchange or applicable law. If additional Preferred Stock is issued, such additional shares will rank senior to MII Common Stock as to dividends and upon liquidation.

MII Rights MII has a Stockholder Rights Plan pursuant to which each holder of Common Stock has one Right for each outstanding share of Common Stock held. The Rights currently trade with the Common Stock and each Right entitles the holder thereof to purchase one one-hundredth of a share of MII Series D Participating Preferred Stock for $50 per share subject to anti-dilution adjustments. The Rights become exercisable and detach from the Common Stock within a specified period of time after a person or a group either becomes the beneficial owner of 15 percent or more of the outstanding Common Stock, or commences or announces an intention to commence a tender or exchange offer for 15 percent or more of the outstanding Common Stock (an "Acquiring Person"). Once exercisable, each Right entitles the holder thereof (other than an Acquiring Person) to purchase at the $50 exercise price that number of shares of Common Stock having a market value equal to twice the exercise price. If MII merges with or transfers 50 percent or more of its assets or earnings to any person after the Rights become exercisable, holders of Rights may purchase that number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price. The Rights are redeemable by MII at a price of $0.01 per Right for a specified period of time after a person or group becomes an Acquiring Person. The Stockholder Rights Plan, which was amended and restated on April 15, 1999, will expire on January 2, 2001.

NOTE 10 - STOCK PLANS

1996 Officer Long-Term Incentive Plan - A total of 1,508,164 shares of Common Stock (including shares that were not awarded under predecessor plans) are available for stock option grants and restricted stock awards to officers and key employees under this plan at March 31, 1999. The plan permits the grant of nonqualified stock options, incentive stock options and restricted stock. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of the grant. Under the plan, eligible employees may be granted rights to purchase shares of Common Stock at par value ($1.00 per share), which shares are subject to restrictions on transfer that lapse at such times and circumstances as specified when granted. As of March 31, 1999, 801,705 shares of Common Stock available for award may be granted as restricted stock. During fiscal years 1999 and 1998, performance-based restricted stock awards were granted to certain officers and key employees under the plan. Under the provisions of the performance-based awards, no shares are issued at the time of the initial award, and the number of shares which will ultimately be issued shall be determined based on the change in the market value of the Common Stock over a specified performance period. The performance-based awards in fiscal years 1999 and 1998 were represented by initial notional grants totaling 129,510 and 86,400 rights to purchase restricted shares of Common Stock, respectively. These rights had weighted average fair values of $28.52 and $33.00 on their respective dates of grant during fiscal years 1999 and 1998. Through March 31, 1999, a total of 1,121,940 shares of restricted stock (including 171,930 shares issued in fiscal year 1997 with a weighted average fair value of $19.92 per share) have been issued under the Plan (and a predecessor plan). No restricted shares were issued in fiscal years 1999 or 1998.

1997 Director Stock Program - A total of 91,200 shares of Common Stock (including approved shares that were not awarded under a predecessor plan) are available for grants of options, and rights to purchase restricted shares, to non-employee directors under this program at March 31, 1999. Options to purchase 900, 300 and 300 shares will be granted on the first, second, and third years, respectively, of a Director's term at not less than 100% of the fair market value on the date of grant. Options become exercisable, in full, six months after the date of the grant, and expire ten years and one day after the date of grant. Rights to purchase 450, 150, and 150 shares are granted on the first, second, and third years, respectively, of a Director's term, at par value, ($1.00 per share), which shares are subject to restrictions on transfer that lapse at the end of such term. Through March 31, 1999, a total of 19,750 shares of restricted stock have been issued under the 1997 Director Stock Plan (and its predecessor plan).

1992 Senior Management Stock Option Plan - Under this plan, senior management employees may be granted options to purchase shares of Common Stock. The total number of shares available for grant is determined by the Board of Directors from time to time. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of grant.

In the event of a change in control of McDermott, all three programs have provisions that may cause restrictions to lapse and accelerate the exercisability of options outstanding.

The following table summarizes activity for MII's stock option plans (share data in thousands):


                                            1999              1998                   1997
                                          ---------   --------------------   --------------------
                                          Weighted-              Weighted-              Weighted-
                                           Average                Average                Average
                                          Exercise               Exercise               Exercise
                               Options      Price     Options      Price     Options      Price
-------------------------------------------------------------------------------------------------
     Outstanding, April 1        3,904       $23.66     5,260       $22.55     4,449       $22.72
     Granted                       651       $29.40       363       $33.99       909       $21.64
     Exercised                    (187)      $19.76    (1,451)      $21.68       (23)      $17.27
     Cancelled/forfeited          (123)      $21.83      (268)      $26.67       (75)      $23.06
-------------------------------------------------------------------------------------------------
     Outstanding, March 31       4,245       $24.76     3,904       $23.66      5,260      $22.55
-------------------------------------------------------------------------------------------------
     Exercisable, March 31       3,101       $23.82     2,358       $22.95      3,430      $22.88
-------------------------------------------------------------------------------------------------

The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at March 31, 1999 (share data in thousands):

                              Options Outstanding
----------------------------------------------------------------------------------
                                                   Weighted
                                                   Average
                                                   Remaining         Weighted-
           Range of                               Contractual         Average
       Exercise Prices           Outstanding     Life in Years      Exercise Price
----------------------------------------------------------------------------------
        $ 19.31 - $ 24.00            1,857           6.0                $21.26
        $ 24.13 - $ 29.06            1,383           4.4                $24.90
        $ 29.38 - $ 38.25            1,005           4.4                $31.05
                                     -----
        $ 19.31 - $ 38.25            4,245           5.1                $24.76
                                     =====

                              Options Exercisable
----------------------------------------------------------------------------------
                                                              Weighted-
              Range of                                         Average
              Exercise Prices        Exercisable            Exercise Price
----------------------------------------------------------------------------------
        $ 19.31 - $ 24.00              1,492                  $21.37
        $ 24.13 - $ 29.06              1,383                  $24.90
        $ 29.38 - $ 34.00                226                  $33.31
                                       -----
        $ 19.31 - $ 34.00              3,101                  $23.82
                                       =====

As discussed in Note 1, McDermott applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Charges to income related to stock plan awards totaled approximately $4,276,000, $6,288,000 and $7,273,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. If McDermott had accounted for its stock plan awards using the alternative fair value method of accounting under SFAS 123, "Accounting for Stock-Based Compensation," its net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated as follows:

                                                1999         1998          1997
                                             ----------   ----------   ------------
                                             (In thousands, except per share data)
     Net income (loss)
      As reported                              $153,362     $215,690     $(206,105)
      Pro forma                                $148,629     $214,991     $(207,206)
     Basic earnings (loss) per share:
      As reported                              $   2.60     $   3.74     $   (3.95)
      Pro forma                                $   2.52     $   3.73     $   (3.97)
     Diluted earnings (loss) per share:
      As reported                              $   2.54     $   3.48     $   (3.95)
      Pro forma                                $   2.46     $   3.48     $   (3.97)

The above pro forma information is not indicative of future pro forma amounts. SFAS 123 does not apply to awards prior to fiscal year 1996 and additional awards in future years are anticipated. The fair value of each option grant was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        1999    1998    1997
                                                        -----   -----   -----

     Risk-free interest rate                            4.67%   5.48%   6.27%
     Volatility factor of the expected market
      price of MII's common stock                        .46     .36     .36
     Expected life of the option in years                3.5     3.6     5.0
     Expected dividend yield of MII's common stock       0.8%    0.6%    1.0%

The weighted average fair value of the stock options granted in fiscal years 1999, 1998 and 1997 was $10.80, $10.85 and $8.23, respectively.

Thrift Plan - On November 12, 1991 and June 5, 1995, respectively, a maximum of 5,000,000 of the authorized and unissued shares of each of the MII and JRM Common Stock were reserved for issuance. The stock was reserved for the employer match for employee contributions to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"). Such employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During fiscal years 1999, 1998 and 1997, 229,245, 191,058 and 306,089 shares, respectively, of MII's
Common Stock were issued as employer contributions pursuant to the Thrift Plan. During fiscal years 1999, 1998 and 1997, 68,104, 65,727 and 77,112 shares, respectively, of JRM's Common Stock were issued as employer contributions pursuant to the Thrift Plan. At March 31, 1999, 2,896,542 shares of MII's Common Stock and 4,708,701 shares of JRM Common Stock remained available for issuance.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Investigations and Litigation - In March 1997, MII and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, MII and JRM notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of MII's and JRM's prompt disclosure of the allegations, both companies and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants, filed a similar lawsuit in the same court. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects.

In June 1998, Shell Offshore, Inc. and certain related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequent thereto, Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc. and The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C. and Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A. intervened (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) as plaintiffs in the Shell Litigation. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Lawsuit request treble damages.

MII and JRM are also cooperating with a Securities and Exchange Commission ("SEC") investigation into whether the companies may have violated U.S. securities laws in connection with, but not limited to, the matters described above. MII and JRM are subject to a judicial order entered in 1976, with the consent of MI (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

As a result of the initial allegations of wrongdoing in March 1997, both MII and JRM formed and continue to maintain special committees of their Board of Directors to monitor and oversee the companies' investigation into all of these matters.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC investigation, the companies' internal investigation, the above-referenced lawsuits, or any actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and criminal liability and have a material adverse effect on McDermott's consolidated financial position and results of operations.

B&W and Atlantic Richfield Company are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania involving over 120 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"), alleging, among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and Atlantic Richfield Company liable to the plaintiffs in the first eight cases brought to trial, awarding $36,700,000 in compensatory damages. B&W believes that adequate insurance is available to meet possible liability in this matter. However, the jury verdict is not final, and a number of post trial motions are pending contesting this contigency. Both B&W and its insurers have filed actions seeking a judicial determination as to the amount of insurance coverage under the insurance policies covering these facilities, available for this award and all other claims. B&W has filed an action seeking a judicial determination of this matter, which is currently pending in a Pennsylvania court. Management believes that the award and all other claims will be resolved within the limits and coverage of such insurance policies; however, no assurance on insurance coverage or financial impact if limits of coverage are exceeded can be given.
In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

Two purported class actions have been filed in the Civil District Court for the Parish of Orleans, State of Louisiana, by alleged public shareholders of JRM, challenging MII's initial proposal to acquire the publicly traded shares of JRM Common Stock in a stock for stock merger. On May 7, 1999, MII and JRM announced that they had entered into a merger agreement pursuant to which MII will acquire all of such publicly traded shares of JRM Common Stock for $35.62 per share pursuant to a cash tender offer followed by a second step merger. On the same day, the Court entered an order consolidating the two actions under the caption In re J. Ray McDermott Shareholder Litigation. There have been no further proceedings in either of the actions to date. JRM and MII believe that the actions are without merit and intend to contest these suits vigorously.

Additionally, due to the nature of its business, McDermott is, from time to time, involved in routine litigation related to its business activities. It is management's opinion that none of this litigation will have a material adverse effect on McDermott's consolidated financial position or results of operations.

Products Liability - McDermott has personal injury claims related to previously sold asbestos-containing products, and expects that it will continue to receive claims in the future. The personal injury claims are similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff.

Personal injury claim activity for the years ended March 31, 1999 and 1998 was as follows:

                                                           1999       1998
                                                         --------   --------

       Claims outstanding, beginning of fiscal year       43,826     45,253
       New claims                                         24,278     30,004
       Settlements                                       (26,383)   (31,431)
       --------------------------------------------------------------------
       Claims outstanding, end of fiscal year             41,721     43,826
       --------------------------------------------------------------------

Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott's claims history and constitute management's best estimate of such future cost, including recoverability from insurers. Inherent in the estimate of such liabilities are expected trend claim severity and frequency and other factors which may vary significantly as claims are filed and settled.

McDermott has insurance coverage for asbestos products liability claims which is subject to varying insurance limits that are dependent upon the year involved. McDermott has agreements with the majority of its principal insurers concerning the method of allocation of claim payments to the years of coverage. Pursuant to those agreements, McDermott negotiates and settles these claims and bills the appropriate amounts to the insurers. McDermott has recognized a provision to the extent that recovery of these amounts from the insurers is not probable. An analysis of insurers providing coverage of the estimated liabilities is used to estimate insurance recoveries.

McDermott is currently in litigation with certain excess insurance carriers disputing specific conditions of the policies' available coverage. McDermott believes that recovery of amounts under the policies is probable based upon McDermott's history of negotiating settlements with other insurance carriers.

By the end of fiscal year 1999, McDermott concluded that its forecast decline in claims in the next fiscal year was not likely. As a result, during fiscal year 1999, McDermott revised its estimate of liability for pending and future non-employee products liability asbestos claims and recorded an additional liability of $817,662,000, additional estimated insurance recoveries of $732,477,000 and a loss of $85,185,000 for estimated future claims in which recovery from insurance carriers was not determined to be probable. The revised forecast includes management's expectation that new claims will conclude within the next thirteen years, that there will be a significant decline in new claims received after four years, and that the average cost per claim will continue to increase only moderately.

In fiscal year 1997, based on an increasing number of claims and management's evaluation of the increase, McDermott recorded an additional estimated liability and estimated related insurance recoveries for future non-employee products asbestos claims and recorded a loss of $72,400,000 for estimated future claims for which recovery from insurers was not determined to be probable.

McDermott had recorded the following with respect to asbestos products liability claims and related insurance recoveries at March 31, 1999 and 1998:

                                                              1999        1998
                                                           ----------   --------
                                                              (In thousands)
   Asbestos products liability:
       Current                                             $  240,000   $171,300
       Non-current                                          1,322,363    715,391
       -------------------------------------------------------------------------
       Total                                               $1,562,363   $886,691
       -------------------------------------------------------------------------

   Asbestos products liability insurance recoverable:
       Current                                             $  199,750   $143,588
       Non-current                                          1,167,113    581,070
       -------------------------------------------------------------------------
       Total                                               $1,366,863   $724,658
       -------------------------------------------------------------------------

Future costs to settle claims, as well as the number of claims, could be adversely affected by changes in judicial rulings and influences beyond McDermott's control. Accordingly, changes in the estimates of future asbestos products liability and insurance recoverables and differences between the proportion of any additional asbestos products liabilities covered by insurance, and that experienced in the past could result in material adjustments to the results of operations for any fiscal quarter or year, and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Environmental Matters - During fiscal year 1995, management decided to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities"). Decontamination is proceeding as permitted by the existing NRC license. A decommissioning plan was submitted to the NRC for review and approval during January 1996. The facilities were transferred to BWXT in fiscal year 1998. BWXT's management reached an agreement with the NRC in fiscal year 1999 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2002. BWXT's management expects to request approval from the NRC to release the site for unrestricted use at that time. At March 31, 1999, the remaining provision for the decontamination, decommissioning and the closing of these facilities was $15,811,000.

At March 31, 1999 and 1998, McDermott had total environmental reserves (including provision for the facilities discussed above), of $31,568,000 and $46,164,000, of which $19,835,000 and $9,934,000, respectively, were included in current liabilities. Estimated recoveries of these costs are included in environmental and products liabilities recoverable at March 31, 1999. Inherent in the estimates of such reserves and recoveries are expected levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in a material adjustment to operating results, and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

McDermott has been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. McDermott has not been determined to be a major contributor of waste to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on its relative contribution of waste to each site, McDermott's share of the ultimate liability for the various sites is not expected to have a material adverse effect on its consolidated financial position or results of operations.

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

Operating Leases - Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 1999 are as follows:


       Fiscal year             Amount
       -----------          ------------
          2000               $12,688,000
          2001               $ 9,721,000
          2002               $ 5,418,000
          2003               $ 4,914,000
          2004               $ 2,649,000
       thereafter            $36,975,000.

Total rental expense for fiscal years 1999, 1998 and 1997 was $96,816,000, $93,057,000 and $92,534,000, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which are material.

Other - McDermott performs significant amounts of work for the U.S. Government under both prime contracts and subcontracts and thus is subject to continuing reviews by governmental agencies.

McDermott maintains liability and property insurance against such risk and in such amounts as it considers adequate. However, certain risks are either not insurable or insurance is available only at rates which MII considers uneconomical.

McDermott is contingently liable under standby letters of credit totaling $402,771,000 at March 31, 1999, all of which were issued in the normal course of business. These standby letters of credit include $16,434,000 issued on behalf of a former unconsolidated joint venture. McDermott has guaranteed $9,243,000 of loans to and $1,168,000 of standby letters of credit issued by unconsolidated foreign joint ventures of McDermott at March 31, 1999. In addition, McDermott has a limited guarantee of approximately $51,000,000 of debt incurred by an unconsolidated foreign joint venture. At March 31, 1999, McDermott had pledged approximately $48,760,000 fair value of government obligations and corporate bonds to secure payments under and in connection with certain reinsurance agreements.

NOTE 12 - RELATED PARTY TRANSACTIONS

Under a non-competition agreement in connection with the acquisition of OPI, a director of JRM, who resigned in April 1996, received $1,500,000 in each of fiscal years 1999, 1998 and 1997 and will receive an additional payment of $1,500,000 in the next fiscal year.

In fiscal year 1995, JRM entered into an office sublease with an affiliate of one of its directors (who resigned in April 1996). Such sublease expired in March 1997. During fiscal year 1997, the affiliate paid $216,000 under the sublease. Under another agreement, JRM paid $576,000 to the affiliate in fiscal year 1997and reimbursed the affiliate for out-of-pocket expenses for the management and operation of JRM's offshore producing oil and gas property.

JRM entered into agreements with an affiliate of another director (whose term as director ended in August 1997) pursuant to which JRM acquired interests in certain offshore oil and gas property. During fiscal year 1996, JRM sold its interest in the property to the affiliate in exchange for an $8,000,000 convertible production payment relating to such property. JRM also received a right to a production payment that allows it to share in up to $8,000,000 of the net proceeds on any production from the property based upon a percentage of its original interest in such property. In December 1995, this property was placed in production, and JRM earned approximately $174,000, $1,262,000 and $1,093,000 in fiscal years 1999, 1998 and 1997, respectively. In addition, during fiscal year 1998, JRM sold its investment in common stock of this affiliate and its interest in a limited partnership, which is also an affiliate of this director. JRM also entered into agreements with two affiliates of the same former director to design, fabricate and install several offshore pipelines and structures. The value of these agreements was approximately $82,000,000. At March 31, 1997, all work under these agreements had been completed and invoiced.

See Note 3 for transactions with unconsolidated affiliates.

NOTE 13 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

McDermott's Marine Construction Services segment's principal customers are the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. The principal customers of the Power Generation Systems segment are principally the electric power generation industry (including government-owned utilities and independent power producers), and the pulp and paper and other process industries, such as oil refineries and steel mills. The primary customer of the Government Operations segment is the U.S. Government (including its contractors). The principal customers of Industrial Operations are oil and natural gas producers, electric power generation industry and petrochemical and chemical processing industries. These concentrations of customers may impact McDermott's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. In addition, McDermott and its customers operated worldwide giving rise to exposure to risks associated with the economic and political forces of various countries and geographic areas. (See Note 17 for information about McDermott's operations in different geographic areas.) However, McDermott's management believes that the portfolio of receivables is well diversified and that this diversification minimizes any potential credit risk. Receivables are generally not collateralized.

McDermott believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure. At March 31, 1999 and 1998, the allowance for possible losses deducted from Accounts receivable-trade on the accompanying balance sheet was $5,544,000 and $12,140,000, respectively.

NOTE 14 - INVESTMENTS

The following is a summary of available-for-sale debt securities at March 31, 1999:

                                                                  Gross        Gross     Estimated
                                                    Amortized   Unrealized   Unrealized     Fair
                                                      Cost        Gains        Losses      Value
                                                    ---------   ----------   ----------   --------
                                                                    (In thousands)
      U.S. Treasury securities and obligations
       of  U.S. Government agencies                  $472,217       $2,326       $1,471   $473,072
      Corporate notes and bonds                       228,642          679          202    229,119
      Other debt securities                           136,259          104           63    136,300
      --------------------------------------------------------------------------------------------
      Total                                          $837,118       $3,109       $1,736   $838,491
      --------------------------------------------------------------------------------------------

The amortized cost and estimated fair value amounts of debt securities at March 31, 1999 include $14,171,000 in other debt securities which are reported as cash equivalents. At March 31, 1999, McDermott's investments also included $82,579,000 in time deposits.

The following is a summary of available-for-sale debt securities at March 31, 1998:

                                                                  Gross        Gross      Estimated
                                                    Amortized   Unrealized   Unrealized     Fair
                                                      Cost        Gains        Losses       Value
                                                    ---------   ----------   ----------   ---------
                                                                    (In thousands)
      U.S. Treasury securities and obligations
        of  U.S. Government agencies                 $519,114       $1,355       $1,026    $519,443
      Corporate notes and bonds                       136,329          252           91     136,490
      Other debt securities                           123,457          102           41     123,518
     ----------------------------------------------------------------------------------------------
     Total                                           $778,900       $1,709       $1,158    $779,451
     ----------------------------------------------------------------------------------------------

At March 31, 1998, McDermott's investments also included $294,040,000 in time deposits.

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale debt securities were as follows:

                                                                                     Gross             Gross
                 Fiscal year                                        Proceeds     Realized Gains   Realized Losses
                -------------                                      ----------    --------------   ---------------
                    1999                                           $339,478,000       $1,792,000          $125,000
                    1998                                           $ 95,430,000       $  118,000          $766,000
                    1997                                           $156,827,000       $  290,000          $ 96,000

The amortized cost and estimated fair value of available-for-sale debt securities at March 31, 1999, by contractual maturity, are as follows:

                                                                                                     Amortized         Estimated
                                                                                                        Cost          Fair Value
                                                                                                   --------------   ---------------
                                                                                                           (In thousands)
           Due in one year or less                                                                     $  281,701          $282,008
           Due after one through three years                                                              480,808           482,478
           Due after three years                                                                           74,609            74,005
          -------------------------------------------------------------------------------------------------------------------------
          Total                                                                                        $  837,118          $838,491
          -------------------------------------------------------------------------------------------------------------------------

NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

McDermott operates worldwide giving rise to exposure to market risks from changes in foreign exchange rates. Derivative financial instruments, primarily forward exchange contracts, are utilized to reduce those risks. McDermott does not hold or issue financial instruments for trading purposes.

Forward exchange contracts are entered into primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At March 31, 1999, McDermott had forward exchange contracts to purchase $93,700,000 in foreign currencies (primarily Canadian Dollars) and to sell $18,626,000 in foreign currencies (primarily Canadian Dollars), at varying maturities from fiscal year 2000 through 2002. At March 31, 1998, McDermott had forward exchange contracts to purchase $145,923,000 in foreign currencies (primarily Canadian Dollars and Pound Sterling), and to sell $50,702,000 in foreign currencies (primarily Canadian Dollars and Singapore Dollars), at varying maturities from fiscal year 1999 through 2000.

Deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments are included on a net basis in the balance sheet as a component of either contracts in progress or advance billings on contracts or as a component of either other current assets or accrued liabilities. They are recognized as part of the purchase or sale transaction when it is recognized, or as other gains or losses when a hedged transaction is no longer expected to occur. At March 31, 1999 and 1998, McDermott had deferred gains of $137,000 and $958,000, respectively, and deferred losses of $5,377,000 and $374,000, respectively, related to forward exchange contracts which will principally be recognized in accordance with the percentage of completion method of accounting.

McDermott is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but it does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in such contracts.

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by McDermott in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Investments: The fair values of investments are estimated based on quoted market prices. For investments for which there are no quoted market prices, fair values are derived from available yield curves for investments of similar quality and terms.

Long and short-term debt: The fair values of debt instruments are based on quoted market prices. Where quoted prices are not available, the fair values are based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

Redeemable preferred stocks: The fair values of the redeemable preferred stocks of MI are based on quoted market prices.

Foreign currency exchange contracts: The fair values of foreign currency forward exchange contracts are estimated by obtaining quotes from brokers. At March 31, 1999 and 1998, McDermott had net forward exchange contracts outstanding to purchase foreign currencies with notional values of $75,074,000 and $95,221,000 and fair values of $72,153,000 and $97,181,000, respectively.

Interest rate swap agreements: The fair values of interest rate swaps are the amounts at which they could be settled and are estimated by obtaining quotes from brokers. At March 31, 1999, McDermott had no interest rate swaps outstanding. At March 31, 1998, McDermott had an interest rate swap outstanding on current notional principal of $12,200,000 with a fair value of ($25,000), which represented the estimated amount McDermott would have had to pay to terminate the agreement.

The estimated fair values of McDermott's financial instruments are as follows:

                                                       March 31, 1999              March 31, 1998
                                                 ------------------------    ---------------------------
                                                    Carrying        Fair        Carrying         Fair
                                                     Amount        Value         Amount         Value
                                                 --------------   --------   --------------   ----------
                                                                     (In thousands)
   Balance Sheet Instruments
   Cash and cash equivalents                           $181,503   $181,503       $  277,876   $  277,876
   Investments                                          906,899    906,899        1,073,491    1,073,491
   Debt excluding capital leases                        353,803    365,774          745,524      794,296
   Subsidiary's redeemable preferred stocks                   -          -          155,358      184,191

NOTE 17 - SEGMENT REPORTING

McDermott's reportable segments are Marine Construction Services, Power Generation Systems, Government Operations and Industrial Operations. These segments are managed separately and are unique in technology, services and customer class.

Marine Construction Services, which includes the results of JRM, supplies worldwide services for the offshore oil and gas exploration, production and hydrocarbon processing industries and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms, specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides project management services, engineering services, procurement activities, and removal, salvage and refurbishment services of offshore fixed platforms.

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

Government Operations supplies nuclear reactor components and nuclear fuel assemblies to the U.S. Government, manages and operates government-owned facilities and supplies commercial nuclear environmental services and other government and commercial nuclear services.

Industrial Operations is comprised of the engineering and construction activities and plant outage maintenance of certain Canadian operations and manufacturing of auxiliary equipment such as air-cooled heat exchangers and replacement parts. Industrial Operations also includes contract research activities.

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, non-employee products liability asbestos claims provisions, contract and insurance claims provisions, legal expenses and gains on sales of corporate assets. Other reconciling items to income (loss) before provision for income taxes are interest income, interest expense, minority interest and other-net. Assets excluded from segment assets are primarily insurance recoverables for products liability claims, excess cost over fair value of net assets purchased, investments in debt securities and prepaid pension costs. Amortization of the excess of cost over fair value of net assets purchased was allocated to the reportable segments for all years presented.

On May 7, 1998, JRM sold its interest in McDermott Engineering (Europe) Limited. Management also intends to exit other European engineering operations. In fiscal years 1999, 1998 and 1997, these operations had revenues of $89,347,000, $288,687,000 and $294,780,000, respectively, and operating income (loss) of ($7,138,000), $6,177,000, and $9,739,000, respectively. Operating income (loss)
for fiscal years 1999 and 1998 include closure costs and other disposition losses of $2,818,000 and $4,200,000, respectively.

In fiscal years 1999, 1998 and 1997, the U.S. Government accounted for approximately 12%, 10% and 11%, respectively, of McDermott's total revenues. These revenues are principally included in the Government Operations segment.

In fiscal year 1999, a gain of $37,353,000 recognized from the termination of the McDermott-ETPM joint venture increased Marine Construction Services' segment income. This increase was partially offset by a net decrease to segment income of $17,749,000, primarily pertaining to impairment losses on fabrication facilities and goodwill. A gain of $5,214,000 recognized from the sale of a manufacturing facility resulted in an increase in Power Generation Systems' segment income in fiscal 1999.

In fiscal year 1998, asset impairment losses of $280,171,000, primarily due to the write-off of $262,901,000 of goodwill associated with the acquisition of OPI and the write-down of marine vessels included in property, plant and equipment in the amount of $9,891,000, decreased Marine Construction Services' segment income. These decreases were offset by increases in segment income pertaining to the termination of the HeereMac joint venture, a gain of $224,472,000 recognized from the termination and $61,637,000 from the distribution of earnings. Asset impairment losses, primarily associated with manufacturing facilities, resulted in a decrease in Power Generation Systems' segment income of $6,395,000 in fiscal 1998. A net increase in Industrial Operations' income of $124,816,000 was a result of gains on the sale of McDermott's interest in Sakhalin Energy Investment Company Ltd. and Universal Fabricators Incorporated, offset by impairment losses, primarily the write-off of goodwill associated with the acquisition of MECL.

In fiscal year 1997, asset gains net of impairment losses resulted in a decrease in Marine Construction Services' segment operating loss of $29,021,000. Also in fiscal year 1997, the write-down of an equity investment and asset impairment losses, partially offset by a gain from the sale of certain assets, resulted in an increase in Power Generation Systems' segment loss of $20,251,000. An asset impairment loss resulted in an increase in Industrial Operations loss of $11,575,000 in fiscal year 1997.

Segment Information for the Three Fiscal Years Ended March 31, 1999.

1.  Information about McDermott's Operations in Different Industry Segments.

                                                             1999          1998          1997
                                                          -----------   -----------   -----------
                                                                      (In thousands)
     REVENUES /(1)/
     Marine Construction Services                         $1,279,570    $1,855,486    $1,408,469
     Power Generation Systems                              1,066,217     1,142,721       985,430
     Government Operations                                   382,706       370,519       373,051
     Industrial Operations                                   427,520       337,787       458,116
     Adjustments and Eliminations                             (6,028)      (31,878)      (74,216)
     -------------------------------------------------------------------------------------------
       Total Revenues                                     $3,149,985    $3,674,635    $3,150,850
     -------------------------------------------------------------------------------------------
     /(1)/ Segment revenues are net of the following intersegment transfers and other adjustments:
           Marine Construction Services Transfers         $    3,233    $   20,743    $   24,530
           Power Generation Systems Transfers                    731         5,027         5,057
           Government Operations Transfers                       506         4,070         7,032
           Industrial Operations Transfers                       236         5,925        18,324
           Adjustments and Eliminations                        1,322        (3,887)       19,273
           -------------------------------------------------------------------------------------
              Total                                           $6,028       $31,878       $74,216
           -------------------------------------------------------------------------------------

OPERATING INCOME (LOSS):
                                                                                 1999         1998         1997
                                                                              ----------   ----------   ----------
                                                                                         (In thousands)
    Segment Operating Income (Loss):
      Marine Construction Services                                             $126,482     $107,122    $  10,819
      Power Generation Systems                                                   90,318       82,431      (34,584)
      Government Operations                                                      39,353       35,816       32,458
      Industrial Operations                                                      16,906        4,679      (30,641)
-----------------------------------------------------------------------------------------------------------------
    Total Segment Operating Income (Loss)                                      $273,059     $230,048    $ (21,948)
-----------------------------------------------------------------------------------------------------------------
    Gain (Loss) on Asset Disposal and Impairments - Net:
      Marine Construction Services                                             $ 18,620     $(40,119)   $  29,021
      Power Generation Systems                                                    4,465       (6,086)     (19,205)
      Government Operations                                                         183          523          396
      Industrial Operations                                                        (234)     128,239      (11,858)
    Total Gain (Loss) on Asset Disposal
      and Impairments - Net                                                    $ 23,034     $ 82,557    $  (1,646)
------------------------------------------------------------------------------------------------------------------
    Income (Loss) from Investees: /(1)/
      Marine Construction Services                                             $ 10,670     $ 70,236    $  (7,833)
      Power Generation Systems                                                   (4,733)       7,541         (347)
      Government Operations                                                       4,088        4,236        3,630
      Industrial Operations                                                      (1,646)       3,376          737
------------------------------------------------------------------------------------------------------------------
    Total Income (Loss) from Investees                                         $  8,379     $ 85,389    $  (3,813)
------------------------------------------------------------------------------------------------------------------
    SEGMENT INCOME (LOSS): /(2)/
      Marine Construction Services                                             $155,772     $137,239    $  32,007
      Power Generation Systems                                                   90,050       83,886      (54,136)
      Government Operations                                                      43,624       40,575       36,484
      Industrial Operations                                                      15,026      136,294      (41,762)
------------------------------------------------------------------------------------------------------------------
    Total Segment Income (Loss)                                                 304,472      397,994      (27,407)
------------------------------------------------------------------------------------------------------------------
    Other Unallocated Items                                                     (51,005)      (5,286)     (72,382)
    General Corporate Expenses-Net                                              (36,051)     (37,251)     (47,456)
------------------------------------------------------------------------------------------------------------------
    Total Operating Income (Loss)                                              $217,416     $355,457    $(147,245)
------------------------------------------------------------------------------------------------------------------
/(1)/ Other unallocated items includes loss from investees of $7,000 and $285,000 for fiscal years
      1998 and 1997, respectively.
/(2)/ Other unallocated items include the following:
         Non-Employee Products Asbestos
           Claim Provisions                                                    $(39,650)     $     -    $  (55,692)
         Contract and Insurance Claim Provisions                                      -            -       (12,506)
         Employee Benefits & Insurance Income (Expense)                          18,519         7,303        2,538
         Legal Expenses                                                         (13,133)       (4,729)      (4,354)
         General and Administrative Expenses                                     (9,623)       (2,422)           -
         Other                                                                   (7,118)       (5,438)      (2,368)
         ---------------------------------------------------------------------------------------------------------
         Total                                                                 $(51,005)     $ (5,286)   $ (72,382)
         ---------------------------------------------------------------------------------------------------------

                                                                1999             1998          1997
                                                             ----------       ----------    ----------
                                                                            (In thousands)
     SEGMENT ASSETS
      Marine Construction Services                           $  586,003       $  874,143    $1,313,802
      Power Generation Systems                                  558,951          559,162       537,937
      Government Operations                                     211,683          178,958       187,031
      Industrial Operations                                     114,656          124,547       228,280
      ------------------------------------------------------------------------------------------------
      Total Segment Assets                                    1,471,293        1,736,810     2,267,050
      ------------------------------------------------------------------------------------------------
      Other Assets                                            1,570,374        1,280,975     1,396,955
      Corporate Assets                                        1,263,853        1,483,345       935,477
      ------------------------------------------------------------------------------------------------
      Total Assets                                           $4,305,520       $4,501,130    $4,599,482
      ------------------------------------------------------------------------------------------------
     CAPITAL EXPENDITURES
      Marine Construction Services /(1)/                     $   84,416       $   57,704    $   66,082
      Power Generation Systems                                   11,847            9,315        14,886
      Government Operations                                      11,095            4,312         4,128
      Industrial Operations                                       4,093            3,278         7,329
      ------------------------------------------------------------------------------------------------
      Segment Capital Expenditures                              111,451           74,609        92,425
      ------------------------------------------------------------------------------------------------
      Corporate and Other Capital Expenditures                      336            1,040           767
      ------------------------------------------------------------------------------------------------
      Total Capital Expenditures                             $  111,787       $   75,649    $   93,192
      ------------------------------------------------------------------------------------------------
     DEPRECIATION AND AMORTIZATION
      Marine Construction Services                           $   56,761       $   93,843    $   99,675
      Power Generation Systems                                   21,899           19,569        14,842
      Government Operations                                      13,265           12,481        13,609
      Industrial Operations                                       4,885            6,712        10,017
      ------------------------------------------------------------------------------------------------
      Segment Depreciation and Amortization                      96,810          132,605       138,143
      ------------------------------------------------------------------------------------------------
      Corporate and Other Depreciation and
       Amortization                                               4,580            9,696        13,438
      ------------------------------------------------------------------------------------------------
      Total Depreciation and Amortization                    $  101,390       $  142,301    $  151,581
      ------------------------------------------------------------------------------------------------
     INVESTMENT IN UNCONSOLIDATED AFFILIATES
      Marine Construction Services                           $   13,648       $   29,069    $   72,712
      Power Generation Systems                                   44,248           40,159        34,600
      Government Operations                                       2,282            2,090         2,017
      Industrial Operations                                       2,308            4,965        29,778
      ------------------------------------------------------------------------------------------------
      Total Investment in Unconsolidated
       Affiliates                                            $   62,486       $   76,283    $  139,107
      ------------------------------------------------------------------------------------------------

/(1)/ Includes property, plant and equipment of $33,000,000 in fiscal year 1999 acquired through termination of the McDermott-ETPM joint venture and of $30,559,000 in fiscal year 1998 acquired through termination of the HeereMac joint venture.

2. Information about McDermott's Product and Service Lines:

                                             1999            1998            1997
                                         ----------       ----------      ----------
                                                       (In thousands)
     Revenues:
      Marine Construction Services:
       Offshore Operations               $  605,024       $  743,114     $  591,021
       Fabrication Operations               376,450          455,306        376,257
       Engineering Operations               115,594          276,422        235,672
       Procurement Activities               273,308          425,440        240,108
       Adjustments and Eliminations         (90,806)         (44,796)       (34,589)
     ------------------------------------------------------------------------------
      Total                               1,279,570        1,855,486      1,408,469
     ------------------------------------------------------------------------------
      Power Generation Systems:
       Original Equipment Manufacturers'
         Operations                         212,999          471,363        385,000
       Nuclear Equipment Operations          78,023           89,816        108,498
       Aftermarket Goods and Services       791,619          508,895        477,756
       Operations and Maintenance            41,602           37,988         29,260
       Boiler Auxiliary Equipment            85,969           86,355         54,013
       Adjustments and Eliminations        (143,995)         (51,696)       (69,097)
     ------------------------------------------------------------------------------
      Total                               1,066,217        1,142,721        985,430
     ------------------------------------------------------------------------------
      Government Operations:
       Naval Reactor Program                209,079          202,126        222,697
       Nuclear Environmental Services        19,932           26,177         42,709
       Management & Operation Contracts
         of U.S. Government Facilities       99,053           64,226         13,603
       Other Government Operations           62,104           78,530         93,725
       Other Commercial Operations            3,517           10,951          9,001
       Adjustments and Eliminations         (10,979)         (11,491)        (8,684)
     ------------------------------------------------------------------------------
      Total                                 382,706          370,519        373,051
     ------------------------------------------------------------------------------
      Industrial Operations:
       Engineering & Construction           174,894           62,448        146,025
       Plant Outage Maintenance             150,263          151,050        144,207
       Shipbuilding Operations                    -           10,746         80,152
       Contract Research                      9,172           17,180         23,592
       Auxiliary Equipment                   93,065           97,640         68,028
       All Others                               362               31          9,468
       Adjustments and Eliminations            (236)          (1,308)       (13,356)
     ------------------------------------------------------------------------------
      Total                                 427,520          337,787        458,116
     ------------------------------------------------------------------------------
      Adjustments and Eliminations           (6,028)         (31,878)       (74,216)
     ------------------------------------------------------------------------------
     Total Revenues                      $3,149,985       $3,674,635     $3,150,850
     ------------------------------------------------------------------------------

3.   Information about McDermott's Operations in Different Geographic Areas.


                                                1999          1998           1997
                                             ----------   ----------      ----------
                                                         (In thousands)
     Revenues /(1)/
       United States                         $1,573,896   $1,688,388      $1,431,868
       Canada                                   437,363      264,846         257,285
       Indonesia                                220,124      230,825          95,127
       United Kingdom                           133,403      364,894         322,760
       Qatar                                    132,509      264,397          99,617
       Myanmar                                   80,130      110,692          51,014
       Mexico                                    78,496       35,836          36,870
       China                                     72,217      139,403         103,064
       Trinidad                                  57,905       66,460           7,812
       India                                     46,972       32,905          86,398
       Thailand                                  31,674       73,223          43,498
       Other Countries                          285,296      402,766         615,537
     -------------------------------------------------------------------------------
     Total                                   $3,149,985   $3,674,635      $3,150,850
     -------------------------------------------------------------------------------
     Property, Plant and Equipment, net
       United States                         $  259,549   $  280,472      $  315,682
       Mexico                                    48,246       23,803          24,303
       Indonesia                                 37,309       13,091          20,853
       Canada                                    31,456       36,275          39,008
       Singapore                                 22,787       20,012          20,974
       United Kingdom                             8,202       75,956          84,830
       Netherlands                                    -       45,347          33,868
       Other Countries                           26,412       38,738          60,227
     -------------------------------------------------------------------------------
     Total                                   $  433,961   $  533,694      $  599,745
     -------------------------------------------------------------------------------

/(1)/ Geographic revenues are allocated based on the location of the customer.

NOTE 18 -  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the fiscal years ended March 31, 1999 and 1998:

                                                                 1999
                                                       Q U A R T E R   E N D E D
                                            ------------------------------------------------
                                            JUNE 30,     SEPT. 30,     DEC. 31,    MARCH 31,
                                              1998         1998          1998         1999
                                            ------------------------------------------------
                                              (In thousands, except for per share amounts)
     Revenues                               $819,809        $779,983    $800,825    $749,368
     Operating income (loss)                 118,413          65,652      46,310     (12,959)
     Income (loss) before
      extraordinary item                     121,561          51,615      42,289     (23,384)
     Net income (loss)                       121,561          51,615      42,289     (62,103)

     Earnings (loss) per common share:
      Basic
       Income (loss) before
        extraordinary item                  $   2.03        $   0.88    $   0.72    $  (0.40)
       Net income (loss)                    $   2.03        $   0.88    $   0.72    $  (1.06)
      Diluted
       Income (loss) before
        extraordinary item                  $   1.88        $   0.85    $   0.71    $  (0.40)
       Net income (loss)                    $   1.88        $   0.85    $   0.71    $  (1.06)


Pretax results for the quarter ended June 30, 1998 include:
  . a gain on the dissolution of a joint venture of $37,390,000, . a gain on the settlement and curtailment of postretirement benefit plans of
    $38,900,000,
  . interest income of $12,207,000 on domestic tax refunds, and . a gain of $12,000,000 from the sale of assets of a joint venture.

Pretax results for the quarter ended September 30, 1998 include:
  . a loss on the settlement and curtailment of postretirement benefit plans of
    $11,258,000,
  . interest income of $6,423,000 on domestic tax refunds, and . an $8,000,000 settlement of punitive damage claims in a civil suit associated with a Pennsylvania facility formerly operated by McDermott.

Pretax results for the quarter ended December 31, 1998 include:
  . a $9,600,000 charge to restructure foreign joint ventures.

Pretax results for the quarter ended March 31, 1999 include:
  . an extraordinary loss on the retirement of debt of $38,719,000, . a loss of $85,185,000 for estimated costs relating to estimated future non-
    employee asbestos claims,
  . losses of $21,897,000 related to impairment of assets and goodwill, . various provisions of $20,327,000 related to potential settlements of litigation and contract disputes, and
  . the write-off of $12,600,000 of receivables from a joint venture.

                                                                  1998
                                                       Q U A R T E R   E N D E D
                                            ------------------------------------------------
                                            JUNE 30,     SEPT. 30,     DEC. 31,    MARCH 31,
                                              1997         1997          1997        1998
                                            ------------------------------------------------
                                              (In thousands, except for per share amounts)
     Revenues                               $928,087        $920,051    $901,735    $924,762
     Operating income (loss)                 144,794          88,777      89,366      32,520
     Net income (loss)                       109,860          38,161      50,992      16,677

     Earnings (loss) per common share:
      Basic                                 $   1.97        $   0.65    $   0.88    $   0.26
      Diluted                               $   1.79        $   0.62    $   0.82    $   0.25


Pretax results for the quarter ended June 30, 1997 include:
  . a gain of $96,059,000 from the sale of McDermott's interest in Sakhalin
    Energy Investment Company, Ltd.

Pretax results for the quarter ended September 30, 1997 include:
  . a gain of $33,072,000 from the sale of McDermott's  interest  in Universal
    Fabricators Incorporated.

Pretax results for the quarter ended December 31, 1997 include:
  . a gain $223,651,000 and a $61,637,000 distribution of earnings from the termination of the HeereMac joint venture, and . impairment losses of $275,112,000, including a write-off of goodwill associated with the acquisition of OPI of $262,901,000.

Pretax results for the quarter ended March 31, 1998 include:
  . losses of $10,315,000 related to the impairment of assets and related goodwill, and
  . a $5,419,000 provision for employee severance costs.

NOTE 19  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                For the Three Fiscal Years Ended
                                                           1999               1998               1997
                                                     ----------------   ----------------   ----------------
                                                      (In thousands, except shares and per share amounts)
     Basic:
      Income (loss) before extraordinary item            $   192,081        $   215,690        $  (206,105)
      Dividends on preferred stock, Series C                       -             (8,266)            (8,266)
      ----------------------------------------------------------------------------------------------------
      Income (loss) for basic computation                    192,081            207,424           (214,371)
      Extraordinary item                                     (38,719)                 -                  -
      ----------------------------------------------------------------------------------------------------
      Net income (loss) for basic computation            $   153,362        $   207,424        $  (214,371)
      ----------------------------------------------------------------------------------------------------
      Weighted average common shares                      59,015,091         55,432,949         54,322,804
      ----------------------------------------------------------------------------------------------------
      Basic earnings (loss) per common share:
       Income (loss) before extraordinary item           $      3.25        $      3.74        $     (3.95)
       Extraordinary item                                      (0.65)                 -                  -
      ----------------------------------------------------------------------------------------------------
       Net Income (loss)                                 $      2.60        $      3.74        $     (3.95)
      ----------------------------------------------------------------------------------------------------
     Diluted:
      Income (loss) before extraordinary item            $   192,081        $   215,690        $  (206,105)
      Dividends on preferred stock, Series C                       -                  -             (8,266)
      Dividends on Subsidiary's Series A $2.20
       Cumulative Convertible Preferred Stock                  2,752              6,200                  -
      ----------------------------------------------------------------------------------------------------
      Income (loss) for diluted computation                  194,833            221,890           (214,371)
      Extraordinary item                                     (38,719)                 -                  -
      ----------------------------------------------------------------------------------------------------
      Net income (loss) for diluted computation          $   156,114        $   221,890        $  (214,371)
      ----------------------------------------------------------------------------------------------------
      Weighted average common shares (basic)              59,015,091         55,432,949         54,322,804
      Effect of dilutive securities:
       Stock options and restricted stock                  1,172,496          1,446,585                  -
       Subsidiary's Series A $2.20 Cumulative
         Convertible Preferred Stock                       1,256,151          2,818,679                  -
       Series C $2.875 Cumulative Convertible
         Preferred Stock                                     190,457          4,078,014                  -
      ----------------------------------------------------------------------------------------------------
      Adjusted weighted average common shares
       and assumed conversions                            61,634,195         63,776,227         54,322,804
      ----------------------------------------------------------------------------------------------------
      Diluted earnings (loss) per common share:
       Income (loss) before extraordinary item           $      3.16        $      3.48        $     (3.95)
       Extraordinary item                                      (0.63)                 -                  -
      ----------------------------------------------------------------------------------------------------
       Net income (loss)                                 $      2.53        $      3.48        $     (3.95)
      ----------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ernst & Young LLP ("E&Y") were previously the principal auditors for McDermott International, Inc. ("MII"). On July 24, 1998, the Board of Directors selected PricewaterhouseCoopers LLP as E&Y's replacement.

For the two fiscal years ended March 31, 1998 and 1997, there were no disagreements with E&Y on any matters of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of E&Y, would have caused it to make a reference to the subject matter of the disagreement in connection with this report. E&Y has not advised MII of any reportable events. E&Y's reports on MII's financial statements for the two fiscal years ended March 31, 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

For the fiscal year ended March 31, 1999, there were no disagreements with PricewaterhouseCoopers LLP on accounting and financial disclosure.

                                P A R T   I I I


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement for MII's 1999 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" in the Proxy Statement for MII's 1999 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in MII's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                 P A R T   I V

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this Annual Report or incorporated by reference:

            1.  CONSOLIDATED FINANCIAL STATEMENTS

                   Reports of Independent Accountants
                   Consolidated Balance Sheet March 31, 1999 and 1998 Consolidated Statement of Income (Loss) For the Three Fiscal
                    Years Ended March 31, 1999
                   Consolidated Statement of Comprehensive Income (Loss) For the
                    Three Fiscal Years Ended March 31, 1999
                   Consolidated Statement of Stockholders' Equity For the Three
                    Fiscal Years Ended March 31, 1999
                   Consolidated Statement of Cash Flows For the Three Fiscal
                    Years Ended March 31, 1999
                   Notes to Consolidated Financial Statements For the Three
                    Fiscal Years Ended March 31, 1999

            2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                   All required financial statement schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

            3.  EXHIBITS

                Exhibit
                Number      Description

                2.1 Agreement and Plan of Merger dated as of May 7, 1999 between McDermott International, Inc. and J. Ray McDermott, S.A. (incorporated by reference to Annex A of Exhibit (a)(1) to the Schedule 14D-1 filed by McDermott International, Inc. with the Commission on May 13, 1999).

                3.1 McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of McDermott International, Inc.'s Form 10-K for the fiscal year ended March 31, 1996).

                3.2 McDermott International, Inc.'s amended and restated By-Laws (incorporated by reference to Exhibit 3.2 of McDermott International, Inc.'s Form 10-Q for the quarter ended December 31, 1998).

                4.1   Amended and Restated Rights Agreement

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

                Exhibit
                Number      Description

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

               21     Significant Subsidiaries of the Registrant

               23     Consents of Independent Accountants

               27     Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

       (b)   Reports on Form 8-K:

          There were no reports on Form 8-K filed by MII during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         McDERMOTT INTERNATIONAL, INC.


                                         /s/Roger E. Tetrault
                                        ----------------------------------
June 9, 1999                         By:  Roger E. Tetrault
                                          Chairman of the Board and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

       Signature                                     Title
       ---------                                     -----
/s/ Roger E. Tetrault                 Chairman of the Board, Chief Executive Officer
-------------------------------       and Director (Principal Executive Officer)
Roger E. Tetrault


/s/ Daniel R. Gaubert                 Senior Vice President and Chief Financial Officer
-------------------------------       (Principal Financial and Accounting Officer)
Daniel R. Gaubert

-------------------------------       Director
Theodore H. Black

/s/ Phillip J. Burguieres             Director
-------------------------------
Phillip J. Burguieres

/s/ Bruce Demars                      Director
-------------------------------
Bruce Demars

/s/ Robert L. Howard                  Director
-------------------------------
Robert L. Howard

/s/ John William Johnstone, Jr.       Director
-------------------------------
John William Johnstone, Jr.

/s/ William McCollam, Jr.             Director
-------------------------------
William McCollam, Jr.

/s/ Kathryn D. Sullivan               Director
-------------------------------
Kathryn D. Sullivan

/s/ John N. Turner                    Director
-------------------------------
John N. Turner

/s/ Richard E. Woolbert               Director
-------------------------------
Richard E. Woolbert

June 9, 1999

                               INDEX TO EXHIBITS

                                                                                        Sequentially
Exhibit                                                                                   Numbered
Number    Description                                                                       Pages
------    -----------                                                                      ------
  2.1    Agreement and Plan of Merger dated as of May 7, 1999 between McDermott
         International, Inc. and J. Ray McDermott, S.A. (incorporated by reference to
         Annex A of Exhibit (a)(1) to the Schedule 14D-1 filed by McDermott
         International, Inc. with the Commission on May 13, 1999).

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

  4.1     Amended and Restated Rights Agreement

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

                                                                                        Sequentially
Exhibit                                                                                   Numbered
Number    Description                                                                       Pages
------    -----------                                                                      ------
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

  21      Significant Subsidiaries of the Registrant

  23.1    Consent of PricewaterhouseCoopers LLP

  23.2    Consent of Ernst & Young LLP

  27      Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.