Form 10-K/A
period 1999-03-31
MCDERMOTT INTERNATIONAL INC
filed 1999-06-29
CIK 708819

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)                     F O R M  1 0 - K/A
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         McDERMOTT INTERNATIONAL, INC.

              INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS


                                                                            Page

Report of PricewaterhouseCoopers LLP                                           3

Report of Ernst & Young LLP                                                    4

Financial Statement Schedule Covered by Reports of Independent Accountants:

   I     Condensed Financial Information of Registrant                         5

All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements or Notes thereto.

Signature of Registrant                                                       12

Exhibit Index

  99     Supplementary Financial Information on Panamanian
           Securities Regulations

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. as of March 31, 1999 and for the year then ended, and have issued our report thereon dated May 14, 1999. Our audit also included Schedule I - Condensed Financial Information of Registrant as of March 31, 1999 and for the year then ended. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
New Orleans, Louisiana
May 14, 1999

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. as of March 31, 1998, and for each of the two years in the period ended March 31, 1998, and have issued our report thereon dated May 19, 1998. Our audits also included the financial statement schedule as of March 31, 1998 and for each of the two fiscal years in the period ended March 31, 1998 listed in the Index to Financial Statement Schedules and Exhibits in the Form 10-K/A. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              ERNST & YOUNG LLP


New Orleans, Louisiana
May 19, 1998

                                                                      Schedule I


                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET
                            MARCH 31, 1999 AND 1998


ASSETS
------                                        1999       1998
                                              ----       ----
                                               (In thousands)

Current Assets:
  Cash and cash equivalents               $    9,374 $   10,272
  Accounts receivable - trade, net               357        561
  Accounts receivable - other                  2,244      1,993
  Accounts receivable from subsidiaries       95,236    107,305
  Other current assets                           677      3,474
---------------------------------------------------------------
     Total Current Assets                    107,888    123,605
---------------------------------------------------------------
Investments in Subsidiaries and
  Other Investees, at Equity               1,626,555  1,320,178
---------------------------------------------------------------
Property, Plant and Equipment, at Cost:
  Buildings                                    3,328      3,328
  Machinery and equipment                      6,741      6,745
---------------------------------------------------------------
                                              10,069     10,073
  Less accumulated depreciation               10,069     10,066
---------------------------------------------------------------
     Net Property, Plant and Equipment             -          7
---------------------------------------------------------------
Investments in Debt Securities                29,801     38,730
---------------------------------------------------------------
Other Assets                                  84,317     54,641
---------------------------------------------------------------
     TOTAL                                $1,848,561 $1,537,161
===============================================================

See accompanying notes to condensed financial information.

                                                                       Continued


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------            1999           1998
                                                ----           ----
                                                 (In thousands)
Current Liabilities:
  Current maturities of long-term debt      $        -     $   12,200
  Accounts payable                                 478            632
  Accounts payable to subsidiaries           1,041,941        819,254
  Accrued liabilities - other                    7,237         11,551
  Income taxes                                   1,661          2,888
---------------------------------------------------------------------
     Total Current Liabilities               1,051,317        846,525
---------------------------------------------------------------------
Other Liabilities                                3,510         10,863
---------------------------------------------------------------------
Commitments and Contingencies.

Stockholders' Equity:
  Preferred stock                                    -          2,875
  Common stock                                  61,148         56,608
  Capital in excess of par value             1,028,393      1,012,338
  Accumulated deficit                         (200,432)      (341,916)
  Treasury stock                               (62,731)        (3,575)
  Accumulated other comprehensive loss         (32,644)       (46,557)
---------------------------------------------------------------------
     Total Stockholders' Equity                793,734        679,773
---------------------------------------------------------------------
     TOTAL                                  $1,848,561     $1,537,161
=====================================================================

                                                                      Schedule I

                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                     CONDENSED STATEMENT OF INCOME (LOSS)
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999


                                                    1999     1998      1997
                                                    ----     ----      ----
                                                         (In thousands)
Costs and Expenses:
 Cost of operations (excluding depreciation
   and amortization)                             $    201   $    640  $  16,072
 Depreciation and amortization                      1,479      2,495        761
 Selling, general and administrative expenses         647      1,246      3,284
-------------------------------------------------------------------------------
                                                    2,327      4,381     20,117
-------------------------------------------------------------------------------
Gain (Loss) on Asset Disposals-net                      -          2        (24)
-------------------------------------------------------------------------------
Operating Loss before Equity in
 Income (Loss) of Investees                        (2,327)    (4,379)   (20,141)
-------------------------------------------------------------------------------
Equity in Income (Loss) of Subsidiaries
 and Other Investees                              149,448    221,974   (190,569)
-------------------------------------------------------------------------------
 Operating Income (Loss)                          147,121    217,595   (210,710)
-------------------------------------------------------------------------------
Other Income (Expense):
 Interest income                                    2,841      1,870      6,729
 Interest expense                                  (2,908)    (4,728)    (5,225)
 Other - net                                       18,693        953      1,871
-------------------------------------------------------------------------------
                                                   18,626     (1,905)     3,375
-------------------------------------------------------------------------------
Income (Loss) before Benefit from Income
 Taxes and Extraordinary Item                     165,747    215,690   (207,335)
-------------------------------------------------------------------------------
Benefit from Income Taxes                         (12,067)         -     (1,230)
-------------------------------------------------------------------------------
Income (Loss) before Extraordinary Item           177,814    215,690   (206,105)
-------------------------------------------------------------------------------
Extraordinary Item                                (24,452)         -          -
-------------------------------------------------------------------------------
Net Income (Loss)                                $153,362   $215,690  $(206,105)
===============================================================================

See accompanying notes to condensed financial information.

                                                                      Schedule I

                         McDERMOTT INTERNATIONAL, INC
                             (PARENT COMPANY ONLY)
              CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                   FOR THE THREE FISCAL YEARS ENDED 31, 1999



                                                        1999        1998         1997
                                                        ----        ----         ----
                                                                (In thousands)
Net Income (Loss)                                     $153,362    $215,690    $(206,105)
---------------------------------------------------------------------------------------
Other Comprehensive Income (Loss):
  Equity in other comprehensive income (loss) of
    subsidiaries and other investees                    14,078      (1,879)     (14,417)
 Foreign currency translation adjustments                  (79)          -            -
 Minimum pension liability adjustments                      15         284          169
 Unrealized gains (losses) on investments:
   Unrealized gains arising during the period,
    net of reclassification adjustments                                131            -
   Reclassification adjustment for losses
    included in net income                                (101)
---------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                       13,913      (1,464)     (14,248)
---------------------------------------------------------------------------------------
Comprehensive Income (Loss)                            167,275     214,226     (220,353)
=======================================================================================

See accompanying notes to condensed financial information.

                                                                      Schedule I
                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                       CONDENSED STATEMENT OF CASH FLOWS
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                     1999        1998       1997
                                                     ----        ----       ----
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                $  153,362    $215,690   $(206,105)
-----------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                       1,479       2,495         761
  Equity in income or loss of subsidiaries
   and other investees, less dividends             (105,796)   (214,774)    207,769
  (Gain) loss on asset disposals-net                      -          (2)         24
  Benefit from deferred taxes                        (1,437)          -      (1,230)
  Other                                              10,217      10,419       7,385
  Changes in assets and liabilities:
   Accounts and notes receivable                     12,022      27,398     153,023
   Accounts payable                                 222,533       4,582    (196,099)
   Income taxes                                      (1,236)        526      (4,212)
   Other, net                                       (62,803)    (26,909)     (6,897)
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                         228,341      19,425     (45,581)
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset disposals                             3           2           6
Purchases of property, plant and equipment                -           -           2
Investments in subsidiaries                        (158,000)          -     (68,162)
Purchases of available-for-sale securities          (16,010)          -           -
Maturities of available-for-sale securities           7,000       5,000           -
Sales of available-for-sale securities               17,834           -           -
Decrease (increase) in loans to subsidiaries           (300)          -     231,000
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                        (149,473)      5,002     162,846
===================================================================================

                                                                       Continued




               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                     1999        1998       1997
                                                     ----        ----       ----
                                                           (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                        $  (12,200)   $(22,600)  $ (20,500)
Issuance of common stock                              4,173      31,431         565
Decrease in loans from subsidiaries                       -           -     (45,455)
Dividends paid                                      (13,810)    (19,367)    (51,947)
Purchase of McDermott International, Inc. stock     (59,156)     (3,662)          -
Other                                                 1,227           -           -
-----------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES               (79,766)    (14,198)   (117,337)
-----------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      (898)     10,229         (72)
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                             10,272          43         115
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                         $    9,374    $ 10,272   $      43
-----------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest, including intercompany
  interest (net of amount capitalized)           $    3,182    $  5,317   $   5,778
 Income taxes, net of refunds                    $        1    $      -   $       -
===================================================================================

See accompanying notes to condensed financial information.

                                                                      Schedule I
                         McDERMOTT INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
                   NOTES TO CONDENSED FINANCIAL INFORMATION
                FOR THE THREE FISCAL YEARS ENDED MARCH 31, 1999


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

NOTE 2 - LONG-TERM DEBT

Long-term debt consists of:
                                              1999      1998
                                              ----      ----
                                              (In thousands)

10.375% Note payable due 1998 (Secured)     $     -   $ 12,200

Less:  Amounts due within one year                -     12,200
                                            -------   --------
                                            $     -   $      -
                                            =======   ========

NOTE 3 - CONTINGENCIES

McDermott International, Inc. has guaranteed the indebtedness of certain of its subsidiaries and other investees. At March 31, 1999, these guarantees included $434,000 of loans to and $1,168,000 of standby letters of credit issued by certain subsidiaries and other investees.

At March 31, 1999, McDermott International, Inc. had pledged all of the fair value of its investments in debt securities to secure payments under and in connection with certain reinsurance agreements.

NOTE 4 - DIVIDENDS RECEIVED

McDermott International, Inc. received dividends from its consolidated subsidiaries of $19,200,000, $7,200,000, and $17,200,000 for the years ended
March 31, 1999,  1998 and 1997, respectively.

                          SIGNATURE OF THE REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    McDERMOTT INTERNATIONAL, INC.



                                    /s/Daniel R. Gaubert
                                    ----------------------------------
                                    By:  Daniel R. Gaubert
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



June 29, 1999

                                 EXHIBIT INDEX

Exhibit
Number
-------
  99     Supplementary Financial Information on Panamanian Securities
         Regulations