Form 10-Q
period 1999-06-30
MCDERMOTT INTERNATIONAL INC
filed 1999-08-11
CIK 708819

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                         McDERMOTT INTERNATIONAL, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)


                REPUBLIC OF PANAMA                   72-0593134
________________________________________________________________________________
      (State or Other Jurisdiction of    (I.R.S. Employer IdentificationNo.)
      Incorporation or Organization)


        1450 Poydras Street, New Orleans, Louisiana          70112-6050
________________________________________________________________________________
         (Address of Principal Executive Offices)            (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-5400
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]             No [_]

The number of shares outstanding of the Company's Common Stock at July 29, 1999 was 59,349,689.

                         McDERMOTT INTERNATIONAL, INC.


                             INDEX  -  FORM 10 - Q
                             ---------------------

                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION
------------------------------

  Item 1 -  Condensed Consolidated Financial Statements


     Condensed Consolidated Balance Sheet
      June 30, 1999 and March 31, 1999                                  4

     Condensed Consolidated Statement of Income
      Three Months Ended June 30, 1999 and 1998                         6

     Condensed Consolidated Statement of Comprehensive Income
      Three Months Ended June 30, 1999 and 1998                         7

     Condensed Consolidated Statement of Cash Flows
      Three Months Ended June 30, 1999 and 1998                         8

     Notes to Condensed Consolidated Financial Statements              10

  Item 2 -  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 21


PART II - OTHER INFORMATION
---------------------------

  Item 1 -   Legal Proceedings                                         32

  Item 6 -  Exhibits and Reports on Form 8-K                           35


SIGNATURES                                                             36
----------

Exhibit 27 -  Financial Data Schedule                                  38

                                    PART I

                         McDERMOTT INTERNATIONAL, INC.



                             FINANCIAL INFORMATION
                             ---------------------


Item 1. Condensed Consolidated Financial Statements

                         McDERMOTT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                    ASSETS

                                                                              6/30/99                 3/31/99
                                                                              -------                 -------
                                                                            (Unaudited)
                                                                                       (In thousands)
Current Assets:
   Cash and cash equivalents                                              $   132,635             $    181,503
   Investments                                                                469,252                   55,646
   Accounts receivable - trade, net                                           393,429                  281,667
   Accounts receivable - unconsolidated affiliates                             37,673                  165,154
   Accounts receivable - other                                                198,264                  125,631
   Environmental and products liabilities recoverable - current               257,561                  228,738
   Contracts in progress                                                      180,296                  179,310
   Inventories                                                                 52,925                   52,656
   Deferred income taxes                                                       76,069                   73,364
   Other current assets                                                        36,611                   31,697
--------------------------------------------------------------------------------------------------------------

   Total Current Assets                                                     1,834,715                1,375,366
--------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment                                               1,434,395                1,460,639
   Less accumulated depreciation                                              998,546                1,026,678
--------------------------------------------------------------------------------------------------------------

   Net Property, Plant and Equipment                                          435,849                  433,961
--------------------------------------------------------------------------------------------------------------

Investments:
   Government obligations                                                     325,066                  473,072
   Other investments                                                           34,052                  378,181
--------------------------------------------------------------------------------------------------------------

   Total Investments                                                          359,118                  851,253
--------------------------------------------------------------------------------------------------------------

Products Liabilities Recoverable                                            1,025,274                1,167,113
--------------------------------------------------------------------------------------------------------------

Excess of Cost over Fair Value of Net Assets
   of Purchased Businesses Less Accumulated
   Amortization of $107,170,000 at June 30, 1999
   and $104,444,000 at March 31, 1999                                         445,231                  125,436
--------------------------------------------------------------------------------------------------------------

Prepaid Pension Costs                                                         134,841                  130,437
--------------------------------------------------------------------------------------------------------------

Other Assets                                                                  213,599                  221,954
--------------------------------------------------------------------------------------------------------------

   TOTAL                                                                  $ 4,448,627             $  4,305,520
--------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 6/30/99         3/31/99
                                                                                 -------         -------
                                                                                 (Unaudited)
                                                                                     (In thousands)
Current Liabilities:
   Notes payable and current maturities of long-term debt                    $     562,808   $    31,126
   Accounts payable                                                                167,545       198,500
   Environmental and products liabilities - current                                315,155       259,836
   Accrued employee benefits                                                        87,640       132,105
   Accrued contract costs                                                           42,235        51,619
   Advance billings on contracts                                                   202,608       240,380
   Other current liabilities                                                       358,099       352,845
--------------------------------------------------------------------------------------------------------

     Total Current Liabilities                                                   1,736,090     1,266,411
--------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                     323,611       323,774
--------------------------------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation                                      127,161       128,188
--------------------------------------------------------------------------------------------------------

Environmental and Products Liabilities                                           1,172,297     1,334,096
--------------------------------------------------------------------------------------------------------

Other Liabilities                                                                  276,957       263,950
--------------------------------------------------------------------------------------------------------

Commitments and Contingencies.


Minority Interest                                                                    3,875       195,367
--------------------------------------------------------------------------------------------------------

Stockholders' Equity:
   Common stock, par value $1.00 per share, authorized
     150,000,000 shares; issued 61,250,303 at
     June 30, 1999 and 61,147,775 at March 31, 1999                                 61,250        61,148
   Capital in excess of par value                                                1,040,420     1,028,393
   Accumulated deficit                                                            (183,350)     (200,432)
   Treasury stock at cost, 2,000,614 shares at June 30,
     1999 and March 31, 1999                                                       (62,731)      (62,731)
   Accumulated other comprehensive loss                                            (46,953)      (32,644)
--------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                                    808,636       793,734
--------------------------------------------------------------------------------------------------------

     TOTAL                                                                   $   4,448,627   $ 4,305,520
--------------------------------------------------------------------------------------------------------

                         McDERMOTT INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                                                         THREE MONTHS ENDED
                                                                                      6/30/99           6/30/98
                                                                                      -------           -------
                                                                                             (Unaudited)
                                                                                           (In thousands)
Revenues                                                                  $          647,884     $          819,809
-------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
   Cost of operations (excluding depreciation
     and amortization)                                                               537,642                679,677
   Depreciation and amortization                                                      21,439                 26,559
   Selling, general and administrative expenses                                       51,998                 54,510
-------------------------------------------------------------------------------------------------------------------

                                                                                     611,079                760,746
-------------------------------------------------------------------------------------------------------------------

Gain (Loss) on Asset Disposals and Impairments - Net                                  (2,197)                42,447
-------------------------------------------------------------------------------------------------------------------

Operating Income before Income (Loss) from Investees                                  34,608                101,510

Income (Loss) from Investees                                                            (354)                16,903
-------------------------------------------------------------------------------------------------------------------

     Operating Income                                                                 34,254                118,413
-------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
   Interest income                                                                    15,042                 32,725
   Interest expense                                                                  (12,139)               (16,617)
   Minority interest                                                                  (4,229)               (37,691)
   Other-net                                                                            (321)                41,557
-------------------------------------------------------------------------------------------------------------------

                                                                                      (1,647)                19,974
-------------------------------------------------------------------------------------------------------------------

Income before Provision for Income Taxes                                              32,607                138,387

Provision for Income Taxes                                                            12,564                 16,826
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                $           20,043     $          121,561
-------------------------------------------------------------------------------------------------------------------
Earnings per Common Share:
   Basic                                                                  $             0.34     $             2.03
   Diluted                                                                $             0.33     $             1.88
-------------------------------------------------------------------------------------------------------------------
Cash Dividends:
   Per Common Share                                                       $             0.05     $             0.05
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                                    THREE MONTHS ENDED
                                                                              6/30/99                  6/30/98
                                                                              -------                  -------
                                                                                        (Unaudited)
                                                                                      (In thousands)
Net Income                                                                   $     20,043           $    121,561
----------------------------------------------------------------------------------------------------------------

Other Comprehensive Income:
   Currency translation adjustments:
     Foreign currency translations adjustments                                     (7,782)                 1,408
     Sales of investments in foreign entities                                          -                  15,596
   Minimum pension liability adjustment                                                (9)                     -
   Unrealized losses (gains) on investments:
     Unrealized losses (gains) arising during the period,
       net of taxes of $245,000 at June 30, 1999 and
       $35,000 at June 30, 1998                                                    (6,660)                   399
     Reclassification adjustment for losses (gains)
       included in net income, net of taxes of $3,000 at
       June 30, 1999                                                                  142                   (105)
----------------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss)                                                 (14,309)                17,298
----------------------------------------------------------------------------------------------------------------

Comprehensive Income                                                         $      5,734           $    138,859
----------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                        THREE MONTHS ENDED
                                                                                  6/30/99                 6/30/98
                                                                                  -------                 -------
                                                                                           (Unaudited)
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                      $     20,043            $   121,561
-------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization                                                      21,439                 26,559
   Income (loss) from investees,
     less dividends                                                                    4,202                (14,823)
   Loss (gain) on asset disposals and
     impairments - net                                                                 2,197                (42,447)
   Provision for (benefit from) deferred taxes                                         3,784                (16,966)
   Other                                                                              10,113                  3,640
   Changes in assets and liabilities, net of effects of divestitures:
     Accounts receivable                                                             (57,745)                48,754
     Net contracts in progress and advance billings                                  (39,030)                28,797
     Accounts payable                                                                (30,967)               (37,400)
     Accrued and other current liabilities                                           (14,014)                21,950
     Other, net                                                                       18,449                  1,749
Proceeds from insurance for products liabilities claims                               42,962                 42,330
Payments of products liabilities claims                                             (104,918)               (63,838)
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                             (123,485)               119,866
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                           (19,753)               (16,796)
Acquisition of minority interest in J. Ray McDermott, S. A.                         (511,271)                     -
Purchases of available-for-sale securities                                          (295,040)              (325,151)
Sales of available-for-sale securities                                               283,343                 71,572
Maturities of available-for-sale securities                                           83,756                 83,347
Proceeds from asset disposals                                                            395                114,573
Other                                                                                   (721)                   (72)
-------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                               (459,291)               (72,527)
-------------------------------------------------------------------------------------------------------------------

                                                                       CONTINUED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                            THREE MONTHS ENDED
                                                                      6/30/99                 6/30/98
                                                                      -------                 -------
                                                                                (Unaudited)
                                                                               (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                         $      (2,516)           $    (40,906)
Increase in short-term borrowing                                        534,176                   1,748
Acquisition of subsidiary's common stock                                     -                  (10,573)
Issuance of common stock                                                    764                   2,857
Issuance of subsidiary's stock                                            3,253                   1,051
Dividends paid                                                           (2,957)                 (4,885)
Purchases of McDermott International, Inc. stock                             -                  (17,960)
Other                                                                       806                    (126)
-------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                           533,526                 (68,794)
-------------------------------------------------------------------------------------------------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                    382                    (146)
-------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (48,868)                (21,601)
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        181,503                 277,876
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $     132,635            $    256,275
-------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                           $       7,454            $      8,232
   Income taxes - net                                             $      13,929            $     11,480
-------------------------------------------------------------------------------------------------------

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

On August 3, 1999, the Board of Directors of MII approved the change of MII's fiscal year from a year ending on March 31, which was the fiscal year end used in its most recent report on Form 10-K filed with the Securities and Exchange Commission, to the new fiscal year end of December 31. MII's report on Form 10-K for the nine-month period ending December 31, 1999 will cover the transition period.

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal, recurring nature except for the following during the three months ended June 30, 1998:

     .    a gain on the dissolution of a joint venture of $37,390,000,
     . a gain on the settlement and curtailment of postretirement benefit plans of $38,900,000,
     . interest income of $12,207,000 on settlement of Internal Revenue Service exposure items, and
     .    a gain of $12,000,000 from the sale of assets of a joint venture.

Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the nine months ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in MII's annual report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE 2 - PRODUCTS LIABILITY

McDermott has personal injury claims related to previously sold asbestos-containing products, and expects that it will continue to receive claims in the future. The personal injury claims are similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff.

McDermott has insurance coverage for asbestos products liability claims, which is subject to varying insurance limits that are dependent upon the year involved. McDermott has agreements with the majority of its principal insurers concerning the method of allocation of claim payments to the years of coverage. Pursuant to those agreements, McDermott negotiates and settles these claims and bills the appropriate amounts to the insurers. An analysis of insurance coverage and solvency is used to estimate insurance recoveries. McDermott has recognized a provision to the extent that recovery of these amounts from the insurers is not probable.

Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from McDermott's claims history and constitute management's best estimate of such future cost, including recoverability from insurers. Inherent in the estimate of such liabilities are expected trend claim severity and frequency and other factors, which may vary significantly as claims are filed and settled.

McDermott had recorded the following with respect to asbestos products liability claims and related insurance recoveries at June 30 and March 31, 1999:

                                                          June 30,    March 31,
                                                            1999         1999
                                                         -----------  ----------
                                                         (Unaudited)
                                                             (In thousands)
   Asbestos products liability:
       Current                                           $  300,000   $  240,000
       Non-current                                        1,157,445    1,322,363
       -------------------------------------------------------------------------

       Total                                             $1,457,445   $1,562,363
       -------------------------------------------------------------------------

   Asbestos products liability insurance recoverable:
       Current                                           $  257,000   $  199,750
       Non-current                                        1,025,274    1,167,113
       -------------------------------------------------------------------------

       Total                                             $1,282,274   $1,366,863
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

NOTE 3 - INVENTORIES

Inventories at June 30 and March 31, 1999 are summarized below:

                                                         June 30,    March 31,
                                                           1999        1999
                                                        -----------  ---------
                                                        (Unaudited)
                                                            (In thousands)
Raw Materials and Supplies                              $ 39,381     $  37,481
Work in Progress                                           5,567         7,606
Finished Goods                                             7,977         7,569
------------------------------------------------------------------------------

                                                        $ 52,925     $ 52,656
==============================================================================

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity at June 30 and March 31, 1999 are as follows:


                                                         June 30,    March 31,
                                                           1999        1999
                                                        -----------  ---------
                                                        (Unaudited)
                                                            (In thousands)
Currency Translation Adjustments                        $(35,544)    $(27,762)
Net Unrealized Gain (Loss) on Investments                 (5,612)         906
Minimum Pension Liability                                 (5,797)      (5,788)
------------------------------------------------------------------------------

                                                        $(46,953)    $(32,644)
==============================================================================


NOTE 5 - ACQUISITIONS

On June 10, 1999, MII purchased 14,353,490 shares in the tender offer of the remaining shares of JRM for $35.62 per share. The shares tendered represent approximately 99% of the shares of JRM not already owned by MII. Together with the 24,668,297 shares held by MII, the tendered shares represent approximately 99.5% of the shares of JRM common stock outstanding at the expiration of the tender offer. On July 30, 1999, the remaining shares of JRM common stock were acquired for the same price in cash in a second-step merger.

For financial statement purposes, the acquisition was accounted for using the purchase method of accounting. The aggregate purchase price was approximately $520,000,000, which includes management's estimate of direct acquisition costs of approximately $8,000,000. The financial statements reflect the preliminary allocation of purchase price, as the purchase price allocation has not been finalized. The excess of the purchase price over net asset acquired approximated $322,000,000 and is being amortized over twenty years.

NOTE 6  - INVESTIGATIONS AND LITIGATION

In March 1997, MII and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, MII and JRM notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of MII's and JRM's prompt disclosure of the allegations, both companies and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities. In June 1999, the Department of Justice agreed to MII's and JRM's request to expand the scope of the immunity to include a broader range of the companies' marine construction activities.

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

In July 1999, a former JRM officer was indicted by the Department of Justice for participating in an international rig-bidding conspiracy for the sale of marine construction services and pled guilty.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern

District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants, filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court dismissed the Statoil Litigation for lack of subject matter jurisdiction.

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

As a result of the initial allegations of wrongdoing in March 1997, MII formed and continues to maintain a special committee of its Board of Directors to monitor and oversee the company's investigation into all of these matters.

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

B&W and Atlantic Richfield Company are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania involving over 120 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"), alleging, among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and Atlantic Richfield Company liable to the plaintiffs in the first eight cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the court set aside the judgement and ordered a new trial on all issues. B&W believes that adequate insurance is available to meet any possible liability in this matter. However, there is a controversy between B&W and its insurers as to the amount of insurance coverage under the insurance policies covering these facilities. B&W has filed an action seeking a judicial determination of this matter, which is currently pending in a Pennsylvania court. Management believes that any award and all other claims will be resolved within the limits and coverage of such insurance policies; however, no assurance on insurance coverage or financial impact if limits of coverage are exceeded can be given. In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

Two purported class actions were filed in March and April 1999 in the Civil District Court for the Parish of Orleans, State of Louisiana, by alleged public shareholders of JRM, challenging MII's initial proposal to acquire the publicly traded shares of JRM Common Stock in a stock for stock merger. No agreement was reached on such proposal and on May 7, 1999, MII and JRM announced that they had entered into a merger agreement pursuant to which MII will acquire all of such publicly traded shares of JRM Common Stock for $35.62 per share pursuant to a cash tender offer followed by a second step merger. On the same day, the Court entered an order consolidating the two actions under the caption In re J. Ray McDermott Shareholder Litigation. JRM and MII have filed exceptions and responses and objections to discovery in these actions. JRM and MII believe that the actions are without merit and intend to contest these suits vigorously.

Additionally, due to the nature of its business, McDermott is, from time to time, involved in routine litigation related to its business activities. It is management's opinion that none of this litigation will have a material adverse effect on McDermott's consolidated financial position or results of operations.

NOTE 7 - SEGMENT REPORTING

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

Intersegment sales are accounted for at prices which are generally established by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, non-employee products liability asbestos claims provisions, contract and insurance claims provisions, legal expenses and gains on sales of corporate assets. Other reconciling items to income before provision for income taxes are interest income, interest expense, minority interest and other-net. Assets excluded from segment assets are primarily insurance recoverables for products liability claims, excess cost over fair value of net assets purchased, investments and prepaid pension costs. Amortization of the excess of cost over fair value of net assets purchased was allocated to the reportable segments for all periods presented.

Segment Information for the Three Months ended June 30, 1999 and 1998.

                                                          THREE MONTHS ENDED
                                                          6/30/99    6/30/98
                                                          --------   --------
                                                              (Unaudited)
                                                            (In thousands)
REVENUES:

Marine Construction Services                              $158,805   $370,552
Power Generation Systems                                   267,454    259,129
Government Operations                                       92,890    100,416
Industrial Operations                                      132,126     90,181
Adjustments and Eliminations /(1)/                          (3,391)      (469)
-----------------------------------------------------------------------------

 Total Revenues                                           $647,884   $819,809
-----------------------------------------------------------------------------

/(1)/ Segment revenues are net of the following intersegment transfers and other adjustments:

  Marine Construction Services Transfers                  $    424   $  1,322
  Power Generation Systems Transfers                         1,141        437
  Government Operations Transfers                              313         58
  Industrial Operations Transfers                               39         11
  Adjustments and Eliminations                               1,474     (1,359)
  ---------------------------------------------------------------------------

  Total                                                   $  3,391   $    469
  ---------------------------------------------------------------------------

                                                          THREE MONTHS ENDED
                                                          6/30/99    6/30/98
                                                          --------   --------
                                                              (Unaudited)
                                                            (In thousands)
OPERATING INCOME:

Segment Operating Income:
-------------------------

  Marine Construction Services                            $ 17,308   $ 37,239
  Power Generation Systems                                  16,371     19,487
  Government Operations                                      9,910      5,455
  Industrial Operations                                      4,372      3,862
-----------------------------------------------------------------------------

    Total Segment Operating Income                        $ 47,961   $ 66,043
-----------------------------------------------------------------------------

Gain (Loss) on Asset Disposals and Impairments - Net:
-----------------------------------------------------

  Marine Construction Services                            $ (1,850)  $ 45,047
  Power Generation Systems                                   1,003        124
  Government Operations                                          -          6
  Industrial Operations                                          1         65
-----------------------------------------------------------------------------
    Total Gain (Loss) on Asset Disposals and
      Impairments - Net                                   $   (846)  $ 45,242
-----------------------------------------------------------------------------

Income (Loss) from Investees:
-----------------------------

  Marine Construction Services                            $ (1,089)  $ 13,515
  Power Generation Systems                                     488      2,977
  Government Operations                                        639        646
  Industrial Operations                                       (392)      (235)
-----------------------------------------------------------------------------

    Total Income (Loss) from Investees                    $   (354)  $ 16,903
-----------------------------------------------------------------------------

SEGMENT INCOME:
---------------

  Marine Construction Services                            $ 14,369   $ 95,801
  Power Generation Systems                                  17,862     22,588
  Government Operations                                     10,549      6,107
  Industrial Operations                                      3,981      3,692
-----------------------------------------------------------------------------

    Total Segment Income                                    46,761    128,188
-----------------------------------------------------------------------------

Other Unallocated Items                                     (1,995)     1,264
General Corporate Expenses - Net                           (10,512)   (11,039)
-----------------------------------------------------------------------------

 Total Operating Income                                   $ 34,254   $118,413
-----------------------------------------------------------------------------

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED
                                                    6/30/99           6/30/98
                                                    -------           -------
                                                           (Unaudited)
                                                  (In thousands except shares
                                                      and per share amounts)
Basic:

Net income                                        $    20,043      $   121,561
------------------------------------------------------------------------------

Weighted average common shares                     58,942,070       59,888,941
------------------------------------------------------------------------------

Basic earnings per common share                   $      0.34      $      2.03
------------------------------------------------------------------------------

Diluted:

Net income                                        $    20,043      $   121,561

Dividends on Subsidiary's Series A $2.20
 Cumulative Convertible Preferred Stock                     -            1,550
------------------------------------------------------------------------------

Net income for diluted computation                $    20,043      $   123,111
------------------------------------------------------------------------------

Weighted average common shares (basic)             58,942,070       59,888,941
Effect of dilutive securities:
  Stock options and restricted stock                  992,818        2,063,272

  Subsidiary's Series A $2.20 Cumulative
     Convertible Preferred Stock                            -        2,818,679

  Series C $2.875 Cumulative Convertible
     Preferred Stock                                        -          761,827
------------------------------------------------------------------------------
Adjusted weighted average common
  shares and assumed conversions                   59,934,888       65,532,719
------------------------------------------------------------------------------

Diluted earnings per common share                 $      0.33      $      1.88
------------------------------------------------------------------------------

NOTE 9 - NEW ACCOUNTING STANDARDS

During the three months ended June 30, 1999, McDermott adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," for accounting for the costs of start-up activities. SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require McDermott to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, " Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years after June 15, 2000. McDermott has not yet determined what the effect of SFAS No. 133 will have on its consolidated financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

McDermott International, Inc. ("MII") is the parent company of the McDermott group of companies, which includes J. Ray McDermott, S.A. ("JRM") and McDermott Incorporated ("MI"). Unless the context otherwise requires, hereinafter, "McDermott" will be used to mean the consolidated enterprise.

Revenues of the Marine Construction Services segment are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. As a result of continuing lower oil prices, Marine Construction Services' customers have significantly reduced capital expenditures for exploration and production spending. At the current backlog level, management expects revenues to be as much as forty percent lower than in the previous fiscal year, and profitability to be lower because of the volume decline. Economic and political instability in Asia have also had an adverse effect on the timing of exploration and production spending.

Revenues of the Power Generation Systems segment are largely a function of capital spending by the electric power generation industry. In the electric power generation industry, persistent economic growth in the United States has brought the supply of electricity into approximate balance with energy demand, except at periods of peak demand. However, electric power producers have generally chosen to meet these peaks with new combustion turbines rather than with base-load capacity. New emissions requirements have also prompted some customers to place orders for environmental equipment. Demand for electrical power generation industry services and replacement nuclear steam generators continues at strong levels. International markets remain unsettled, and economic and political instability in Asia have caused projects in these emerging markets to be delayed, suspended or cancelled. In the process industry, demand for services remains strong, and the pulp and paper industry has begun to issue inquiries relating to the refurbishment or replacement of existing recovery boilers. Management expects operating activity of this segment to be about the same as in the previous fiscal year.

Revenues of the Government Operations segment are largely a function of capital spending by the U.S. Government. Management does not expect this segment to experience any significant growth as a result of reductions in the defense budgets. However, management expects this segment's backlog to remain relatively constant since this segment is the sole-source provider of nuclear fuel assemblies and nuclear reactor components to the U.S. Government. Management expects operating activity of this segment to be about the same as in the previous fiscal year.

Revenues of Industrial Operations are affected by variations in the business cycles in the customers' industries and the overall economy. Legislative issues such as environmental regulations and fluctuations in U.S. Government funding patterns also affect Industrial Operations. Backlog for Industrial Operations has improved significantly from a year ago, primarily because of significant new contracts in engineering and construction. Management expects operating activity of this segment to be about the same as in the previous fiscal year.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

Marine Construction Services
----------------------------

Revenues decreased $211,747,000 to $158,805,000 due to lower volume in essentially all activities in all geographic areas.

Segment operating income decreased $19,931,000 to $17,308,000, primarily due to lower volumes. This decrease was partially offset by higher margins in procurement activities in the Middle East and lower general and administrative expenses.

Gain (loss) on asset disposals and impairments-net decreased $46,897,000 from a gain of $45,047,000 to a loss of $1,850,000. The gain in the prior period was primarily due to the termination of the McDermott-ETPM joint venture and the sale of three Gulf of Mexico vessels.

Income (loss) from investees decreased $14,604,000 from income of $13,515,000 to a loss of $1,089,000, primarily due to lower results from Brown & Root McDermott Fabricators Limited and a gain on the sale of assets in a Malaysian joint venture in the prior period.

Power Generations Systems
-------------------------

Revenues increased $8,325,000 to $267,454,000, primarily due to higher volume from the fabrication, repair and retrofit of existing facilities and replacement parts. These increases were partially offset by lower volume from fabrication and erection of fossil fuel steam and environmental control systems, industrial boilers and boiler cleaning equipment.

Segment operating income decreased $3,116,000 to $16,371,000, primarily due to lower margins from replacement nuclear steam generators and lower volume from industrial boilers and boiler cleaning equipment. In addition, there were higher sales and marketing expenses. These decreases were partially offset by higher margins from fabrication and erection of fossil fuel steam and environmental control systems. In addition, there was higher volume from replacement parts.

Gain on asset disposals and impairments-net increased $879,000 to $1,003,000. This was primarily due to the sale of McDermott's interest in a domestic cogeneration facility.

Income from investees decreased $2,489,000 to $488,000, primarily due to lower operating results in four foreign joint ventures.

Government Operations
---------------------

Revenues decreased $7,526,000 to $92,890,000, primarily due to lower volume from management and operation contracts for U. S. Government-owned facilities and from nuclear fuel assemblies and reactor components for the U.S. Government.

Segment operating income increased $4,455,000 to $9,910,000, primarily due to higher margins from commercial nuclear environmental services and nuclear fuel assemblies and reactor components for the U. S. Government. These increases were partially offset by lower volume from management and operation contracts for U.
S. Government-owned facilities and higher general and administrative expenses.

Industrial Operations
---------------------

Revenues increased $41,945,000 to $132,126,000, primarily due to higher volume from engineering and plant maintenance activities in Canadian operations. These were partially offset by lower volume from air-cooled heat exchangers.

Segment operating income increased $510,000 to $4,372,000, primarily due to higher volume from engineering activities and higher volume and margins from plant maintenance activities in Canadian operations. These increases were partially offset by lower volume from air-cooled heat exchangers and higher general and administrative expenses.

Other Unallocated Items
-----------------------

Other unallocated items decreased $3,259,000 from income of $1,264,000 to expense of $1,995,000, primarily due to higher research and development and employee benefit expenses.

Other Income Statement Items
----------------------------

Interest income decreased $17,683,000 to $15,042,000, primarily due to interest income on settlement of Internal Revenue Service exposure items in the prior year and decreases in investments.

Interest expense decreased $4,478,000 to $12,139,000, primarily due to changes in debt obligations and prevailing interest rates.

Minority interest expense decreased $33,462,000 to $4,229,000, primarily due to the lower operating results of JRM.

Other-net decreased $41,878,000 from income of $41,557,000 to expense of $321,000. This decrease was primarily due to a net gain on the settlement and curtailment of postretirement benefit plans recorded in the prior year.

The provision for income taxes decreased $4,262,000 to $12,564,000, while income before provision for income taxes decreased $105,780,000 to $32,607,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of a decrease in income during the current period along with a decrease in tax expense for the prior period due to a change in the valuation allowance for deferred tax assets. McDermott operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.


Backlog
-------
                                            6/30/99          3/31/99
                                            -------          -------
                                         (Unaudited)
                                                   (In thousands)
Marine Construction Services          $      702,015    $      407,223
Power Generation Systems                     972,902           905,042
Government Operations                        742,177           860,981
Industrial Operations                        352,615           400,649
Adjustments and Other Eliminations             1,145              (799)
------------------------------------------------------------------------
 TOTAL BACKLOG                        $    2,770,854    $    2,573,096
========================================================================

In general, all of McDermott's business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

Backlog for the Marine Construction Services segment increased primarily as a result of Conoco's West Natuna Pipeline Transportation System award.

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

At June 30, 1999, Government Operations' backlog with the U. S. Government was $644,883,000 (of which $2,969,000 had not been funded). This segment's backlog is not expected to experience significant growth as a result of reductions in defense budgets. However, management expects this segment's backlog to remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Government.

Liquidity and Capital Resources
-------------------------------

During the three months ended June 30, 1999, McDermott's cash and cash equivalents decreased $48,868,000 to $132,635,000 and total debt increased $531,519,000 to $886,419,000, primarily due to an increase in short-term borrowing of $534,176,000. During this period, McDermott received cash of $72,059,000 from net sales and maturities of investments. McDermott used cash of $511,271,000 for the acquisition of substantially all of JRM's minority interest, $123,485,000 in operating activities, $19,753,000 for additions to property, plant and equipment, and $2,957,000 for dividends on MII's common stock.

Pursuant to agreements with the majority of its principal insurers, McDermott negotiates and settles product liability asbestos claims from non-employees and bills these amounts to the appropriate insurers. Reimbursement of such claims is subject to varying insurance limits based upon the year involved. Moreover, as a result of collection delays inherent in this process and the effect of agreed payment schedules with specific insurers, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $7,400 per claim over the last three years) has continued to rise. Claims paid during the three months ended June 30, 1999 were $104,918,000, of which $84,609,000 has been recovered or is due from insurers. At June 30, 1999, receivables of $127,037,000 were due from insurers for reimbursement of settled claims. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott's liquidity.

At June 30, 1999, the estimated liability for pending and future non-employee products liability asbestos claims was $1,457,445,000 and estimated insurance recoveries were $1,282,274,000. Management's expectation is that new claims will conclude within the next thirteen years, that there will be a significant decline in new claims received after four years, and that the average cost per claim will continue to increase only moderately. McDermott's estimates of future asbestos products liability and probable insurance recoveries are based on prior history and management's best estimate of cost based on all available information. However, future costs to settle claims, as well as the number of claims, could be adversely affected by changes in judicial rulings and influences beyond McDermott's control. Accordingly, changes in the estimates of future asbestos products liability and insurance recoverables and differences between the proportion of any additional asbestos products liabilities covered by insurance, and that experienced in the past could result in material adjustments to the results of operations for any fiscal quarter or year, and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Expenditures for property, plant and equipment increased $2,957,000 to $19,753,000. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

On May 7, 1999, MII and JRM entered into a merger agreement pursuant to which MII initiated a tender offer for all non-owned shares of JRM for $35.62 per share in cash. MII obtained the funds from cash on hand and from a $525,000,000 senior secured term loan facility with Citibank, N.A. At June 30, 1999, borrowings against this facility were $504,000,000. On August 4, 1999, the borrowings against the facility were repaid and the facility was terminated.

At June 30, 1999, McDermott had total cash, cash equivalents and investments of $961,005,000. McDermott's investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of short and long-term investments at June 30, 1999 was $828,370,000. At June 30, 1999, approximately $48,384,000 fair value of these obligations were pledged to secure a letter of credit in connection with certain reinsurance agreements.

At June 30 and March 31, 1999, McDermott had available various uncommitted short-term lines of credit from banks totaling $88,086,000 and $87,578,000, respectively. At June 30, 1999, borrowings against these lines of credit were $5,177,000. There were no borrowings against these lines at March 31, 1999. The Babcock & Wilcox Company, jointly and severally with Babcock & Wilcox Investment Company and BWX Technologies, Inc., is party to a $200,000,000 three-year, unsecured credit agreement (the "BWICO Credit Agreement") with a group of banks. Borrowings by the three companies against the BWICO Credit Agreement cannot exceed an aggregate amount of $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. At June 30, 1999, borrowings under the BWICO Credit Agreement were $25,000,000. There were no borrowings under the agreement at March 31, 1999.

At March 31, 1999, JRM and certain of its subsidiaries were parties to a $200,000,000 three-year, unsecured credit agreement (the "JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 was reserved for the issuance of letters of credit. During the three months ended June 30, 1999, JRM elected to reduce the commitments on the JRM Credit Agreement from $200,000,000 to $100,000,000. There were no borrowings under the JRM Credit Agreement at June 30 or March 31, 1999. Management does not anticipate JRM will need to borrow funds under the JRM Credit Agreement in the nine months ending December 31, 1999.

MI and JRM are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and certain of its subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 1999, substantially all of the net assets of MI were subject to such restrictions. At June 30, 1999, JRM could make unsecured loans to or investments in MII of approximately $69,000,000 and pay dividends to MII of approximately $485,000,000. In connection with the tender offer and merger described above, an amendment to the JRM Credit Agreement permits JRM to loan to MII such amounts as may be required for MII to repay the $504,000,000 outstanding under the $525,000,000 senior secured term loan facility with Citibank N.A.

Working capital decreased $10,330,000 from $108,955,000 at March 31, 1999 to $98,625,000 at June 30, 1999. During the remainder of 1999, McDermott's management expects to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents, and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott's liquidity or capital resources.

At June 30, 1999, MII has provided a valuation allowance for deferred tax assets of $40,281,000 which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income, and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of deferred tax assets are the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Impact of the Year 2000
-----------------------

The McDermott company-wide Year 2000 Project is proceeding on schedule. The project addresses information technology components (hardware and software) in internal business systems and infrastructure and the embedded systems in offices, plants and products delivered to customers. In addition, an analysis of critical suppliers is being performed to ensure the supply of materials and services that are strategic to business continuity. The final phase of Year 2000 preparation includes the development of contingency plans to further minimize the risk and mitigate the impact of the century date change.

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

The general phases of the project common to all of the above functions are:

     (1)  establish priorities,
     (2)  inventory items with potential Year 2000 impact,
     (3) assess and create a solution strategy for those items determined to be material to McDermott,
     (4) implement solutions defined for those items assessed to have Year 2000 impact,
     (5)  test and validate solutions, and
     (6)  develop contingency plans.

The status as of June 30, 1999 is as follows:

IT Systems - Inventory prioritization and assessment of all critical systems
----------
were completed. The remediation and replacement tasks are substantially complete with a few third-party software upgrades outstanding. These upgrades, primarily delayed by the availability of vendor software, will be completed by October 31, 1999.

Facilities and Embedded Systems - The critical components at all of McDermott's
-------------------------------
major operating locations have been made Year 2000 ready. Embedded Systems replacements are pending on a few pieces of marine equipment where construction schedules have rendered the vessels unavailable for component upgrades. The outstanding compliance work will be performed by September 30, 1999.

Customer Products - This phase of the project has been completed at all of
-----------------
McDermott's locations.

Critical Suppliers - This analysis includes the determination of the compliance
------------------
status of the suppliers' businesses as well as the products they produce. All of McDermott's major sites except two have completed this analysis, and the remaining sites are scheduled for completion by August 31, 1999.

McDermott is taking steps to mitigate the risk of a material impact of Year 2000 on its operations with the development of contingency plans. These plans, prepared using a common methodology across the corporation, focus on the mission critical processes and third-party dependencies that could be at risk with the century date change. All contingency planning activities are in progress and are scheduled to be complete by September 30, 1999.

As an alternative to the remediation of the legacy payroll systems, McDermott has elected to outsource its payroll function. The transition to the payroll service provider will be completed by October 31, 1999.

McDermott does not expect that the cost associated with the modifications to critical systems and other compliance activities will have a material impact on its consolidated financial condition, cash flows or results of operations. The cost of the Year 2000 Project is estimated at $36,000,000 and is being funded through operating cash flows. Of the total project cost, $8,000,000 is attributable to the purchase of hardware and software, which will be capitalized, and the remaining $28,000,000 will be expensed as incurred. Expenditures to date include $7,000,000 of capital and $24,000,000 of expense.

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

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require McDermott to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, " Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years after June 15, 2000. McDermott has not yet determined what the effect of SFAS No. 133 will have on its consolidated financial position or results of operations.

                                    PART II

                         McDERMOTT INTERNATIONAL, INC.
OTHER  INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 1997, MII and JRM, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, MII and JRM notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of MII's and JRM's prompt disclosure of the allegations, both companies and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities. In June 1999, the Department of Justice agreed to MII's and JRM's request to expand the scope of the immunity to include a broader range of the companies' marine construction activities.

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

In July 1999, a former JRM officer was indicted by the Department of Justice for participating in an international rig-bidding conspiracy for the sale of marine construction services and pled guilty.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants, filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court dismissed the Statoil Litigation for lack of subject matter jurisdiction.

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

As a result of the initial allegations of wrongdoing in March 1997, MII formed and continues to maintain a special committee of its Board of Directors to monitor and oversee the company's investigation into all of these matters.

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

B&W and Atlantic Richfield Company are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania involving over 120 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"), alleging, among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and Atlantic Richfield Company liable to the plaintiffs in the first eight cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the court set aside the judgement and ordered a new trial on all issues. B&W believes that adequate insurance is available to meet any possible liability in this matter. However, there is a controversy between B&W and its insurers as to the amount of insurance coverage under the insurance policies covering these facilities. B&W has filed an action seeking a judicial determination of this matter, which is currently pending in a Pennsylvania court. Management believes that any award and all other claims will be resolved within the limits and coverage of such insurance policies; however, no assurance on insurance coverage or financial impact if limits of coverage are exceeded can be given. In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

Two purported class actions were filed in March and April 1999 in the Civil District Court for the Parish of Orleans, State of Louisiana, by alleged public shareholders of JRM, challenging MII's initial proposal to acquire the publicly traded shares of JRM Common Stock in a stock for stock merger. No agreement was reached on such proposal and on May 7, 1999, MII and JRM announced that they had entered into a merger agreement pursuant to which MII will acquire all of such publicly traded shares of JRM Common Stock for $35.62 per share pursuant to a cash tender offer followed by a second step merger. On the same day, the Court entered an order consolidating the two actions under the caption In re J. Ray McDermott Shareholder Litigation. JRM and MII have filed exceptions and responses and objections to discovery in these actions. JRM and MII believe that the actions are without merit and intend to contest these suits vigorously.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          A current report on Form 8-K, Item 2, dated June 11, 1999, was filed with the Securities and Exchange Commission on June 21, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McDERMOTT INTERNATIONAL, INC.


                                    /s/ Daniel R. Gaubert
                                    -------------------------------------
                               By:  Daniel R. Gaubert
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer and Duly Authorized Representative)

August 6, 1999

                                 EXHIBIT INDEX


Exhibit              Description

   27          Financial Data Schedule