Form 10-Q
period 1999-09-30
MCDERMOTT INTERNATIONAL INC
filed 1999-11-12
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999

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

                       Yes [ X ]                     No [  ]

The number of shares outstanding of the Company's Common Stock at October 29, 1999 was 59,542,673.

            M c D E R M O T T   I N T E R N A T I O N A L,   I N C.

                        I N D E X  -  F O R M   1 0 - Q


                                                                                                   PAGE
                                                                                                   ----

PART I - FINANCIAL INFORMATION
------------------------------


     Item 1 -   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheet
           September 30, 1999 and March 31, 1999                                                       4

         Condensed Consolidated Statement of Income
           Three and Six Months Ended September 30, 1999 and 1998                                      6

         Condensed Consolidated Statement of Comprehensive Income
           Three and Six Months Ended September 30, 1999 and 1998                                      7

         Condensed Consolidated Statement of Cash Flows
           Six Months Ended September 30, 1999 and 1998                                                8

         Notes to Condensed Consolidated Financial Statements                                         10


     Item 2 -   Management's Discussion and Analysis of

                Financial Condition and Results of Operations                                         23


PART II - OTHER INFORMATION
---------------------------

     Item 1 -   Legal Proceedings                                                                     37

     Item 4 -   Submission of Matters to a Vote of Security Holders                                   41

     Item 5 -   Shareholders Proposals for 2000                                                       41

     Item 6 -   Exhibits and Reports on Form 8-K                                                      42


SIGNATURES                                                                                            43
----------

Exhibit 3.2 -   Amended and Restated By-Laws of McDermott International, Inc.

Exhibit 27  -   Financial Data Schedule

                                     PART I

                          McDERMOTT INTERNATIONAL, INC.




                              FINANCIAL INFORMATION







Item 1.  Condensed Consolidated Financial Statements

                          McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                                 9/30/99                 3/31/99
                                                                                 -------                 -------
                                                                               (Unaudited)
                                                                                          (In thousands)
Current Assets:
   Cash and cash equivalents                                             $         108,552       $          181,503
   Investments                                                                     116,077                   55,646
   Accounts receivable - trade, net                                                367,094                  281,667
   Accounts receivable - unconsolidated affiliates                                  33,511                  165,154
   Accounts receivable - other                                                     205,172                  125,631
   Environmental and products liabilities recoverable - current                    241,009                  228,738
   Contracts in progress                                                           163,613                  179,310
   Inventories                                                                      55,199                   52,656
   Deferred income taxes                                                            83,879                   73,364
   Other current assets                                                             31,678                   31,697
                                                                         -----------------       ------------------

   Total Current Assets                                                          1,405,784                1,375,366
                                                                         -----------------       ------------------

Property, Plant and Equipment                                                    1,448,464                1,460,639
   Less accumulated depreciation                                                 1,012,593                1,026,678
                                                                         -----------------       ------------------

   Net Property, Plant and Equipment                                               435,871                  433,961
                                                                         -----------------       ------------------

Investments:
   Government obligations                                                          177,379                  473,072
   Other investments                                                               110,151                  378,181
                                                                         -----------------       ------------------

   Total Investments                                                               287,530                  851,253
                                                                         -----------------       ------------------

Products Liabilities Recoverable                                                   972,274                1,167,113
                                                                         -----------------       ------------------

Excess of Cost over Fair Value of Net Assets
   of Purchased Businesses Less Accumulated
   Amortization of $112,962,000 at September 30, 1999
   and $104,444,000 at March 31, 1999                                              448,447                  125,436
                                                                         -----------------       ------------------

Prepaid Pension Costs                                                              145,331                  130,437
                                                                         -----------------       ------------------

Other Assets                                                                       199,771                  221,954
                                                                         -----------------       ------------------

   TOTAL                                                                 $       3,895,008       $        4,305,520
                                                                         =================       ==================

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 9/30/99                    3/31/99
                                                                                 -------                    -------
                                                                               (Unaudited)
                                                                                          (In thousands)
Current Liabilities:
   Notes payable and current maturities of long-term debt                $         133,847       $           31,126
   Accounts payable                                                                163,413                  198,500
   Environmental and products liabilities - current                                292,833                  259,836
   Accrued employee benefits                                                        90,658                  132,105
   Accrued contract costs                                                           40,111                   51,619
   Advance billings on contracts                                                   197,253                  240,380
   Other current liabilities                                                       332,925                  352,845
                                                                         -----------------       ------------------
     Total Current Liabilities                                                   1,251,040                1,266,411
                                                                         -----------------       ------------------

Long-Term Debt                                                                     323,162                  323,774
                                                                         -----------------       ------------------

Accumulated Postretirement Benefit Obligation                                      121,959                  128,188
                                                                         -----------------       ------------------

Environmental and Products Liabilities                                           1,109,189                1,334,096
                                                                         -----------------       ------------------

Other Liabilities                                                                  268,544                  263,950
                                                                         -----------------       ------------------

Commitments and Contingencies.


Minority Interest                                                                    1,104                  195,367
                                                                         -----------------       ------------------

Stockholders' Equity:
   Common stock, par value $1.00 per share, authorized
     150,000,000 shares; issued 61,443,287 at
     September 30, 1999 and 61,147,775 at March 31, 1999                            61,443                   61,148
   Capital in excess of par value                                                1,045,975                1,028,393
   Accumulated deficit                                                            (182,703)                (200,432)
   Treasury stock at cost, 2,000,614 shares at September 30,
     1999 and March 31, 1999                                                       (62,731)                 (62,731)
   Accumulated other comprehensive loss                                            (41,974)                 (32,644)
                                                                         -----------------       ------------------

     Total Stockholders' Equity                                                    820,010                  793,734
                                                                         -----------------       ------------------

     TOTAL                                                               $       3,895,008       $        4,305,520
                                                                         =================       ==================

                          McDERMOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                                  THREE                         SIX
                                                               MONTHS ENDED                 MONTHS ENDED
                                                           9/30/99       9/30/98      9/30/99         9/30/98
                                                           -------       -------      -------         -------
                                                                             (Unaudited)
                                                                            (In thousands)

Revenues                                               $   595,870    $   779,983    $ 1,243,754    $ 1,599,792
                                                       -----------    -----------    -----------    -----------
Costs and Expenses:
   Cost of operations (excluding depreciation
     and amortization)                                     499,495        630,176      1,037,137      1,309,853
   Depreciation and amortization                            22,713         21,738         44,152         48,297
   Selling, general and administrative expenses             50,292         57,534        102,290        112,044
                                                       -----------    -----------    -----------    -----------

                                                           572,500        709,448      1,183,579      1,470,194
                                                       -----------    -----------    -----------    -----------

Gain (Loss) on Asset Disposals and Impairments - Net           907         (1,726)        (1,290)        40,721
                                                       -----------    -----------    -----------    -----------

Operating Income before Income (Loss) from Investees        24,277         68,809         58,885        170,319

Income (Loss) from Investees                                (6,759)        (3,157)        (7,113)        13,746
                                                       -----------    -----------    -----------    -----------

     Operating Income                                       17,518         65,652         51,772        184,065
                                                       -----------    -----------    -----------    -----------
Other Income (Expense):
   Interest income                                           9,611         25,711         24,653         58,436
   Interest expense                                        (13,034)       (15,619)       (25,173)       (32,236)
   Minority interest                                           (56)       (12,361)        (4,285)       (50,052)
   Other-net                                                   941         (5,671)           620         35,886
                                                       -----------    -----------    -----------    -----------

                                                            (2,538)        (7,940)        (4,185)        12,034
                                                       -----------    -----------    -----------    -----------

Income before Provision for Income Taxes                    14,980         57,712         47,587        196,099

Provision for Income Taxes                                  11,362          6,097         23,926         22,923
                                                       -----------    -----------    -----------    -----------

Net Income                                             $     3,618    $    51,615    $    23,661    $   173,176
                                                       ===========    ===========    ===========    ===========
Earnings per Common Share:
   Basic                                               $      0.06    $      0.88    $      0.40    $      2.92
   Diluted                                             $      0.06    $      0.85    $      0.40    $      2.76
                                                       ===========    ===========    ===========    ===========
Cash Dividends:
   Per Common Share                                    $      0.05    $      0.05    $      0.10    $      0.10
                                                       ===========    ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME



                                                                     THREE                     SIX
                                                                  MONTHS ENDED             MONTHS ENDED
                                                              9/30/99      9/30/98      9/30/99      9/30/98
                                                              -------      -------      -------      -------
                                                                                        (Unaudited)
                                                                                      (In thousands)

Net Income                                                  $   3,618    $  51,615    $  23,661    $ 173,176
                                                            ---------    ---------    ---------    ---------

Other Comprehensive Income:
   Currency translation adjustments:
     Foreign currency translations adjustments                 12,120        1,028        4,338        2,436
     Sales of investments in foreign entities                      --           --           --       15,596
     Purchase of J. Ray McDermott, S.A.
       minority interest                                       (5,695)          --       (5,695)          --
   Minimum pension liability adjustment                            --           --           (9)          --
   Unrealized losses (gains) on investments:
     Unrealized losses (gains) arising during the period,
       net of taxes of $68,000 for the three months ended
       September 30, 1999 and $313,000 and $35,000,
       respectively, for the nine months ended
       September 30, 1999 and 1998                             (1,443)       7,267       (8,103)       7,666
     Reclassification adjustment for losses (gains)
       included in net income, net of taxes of $3,000 for
       the nine months ended September 30, 1999                    (3)        (870)         139         (975)
                                                            ---------    ---------    ---------    ---------


Other Comprehensive Income (Loss)                               4,979        7,425       (9,330)      24,723
                                                            ---------    ---------    ---------    ---------


Comprehensive Income                                        $   8,597    $  59,040    $  14,331    $ 197,899
                                                            =========    =========    =========    =========


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                  SIX MONTHS ENDED
                                                               9/30/99       9/30/98
                                                               -------       -------
                                                                     (Unaudited)
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $  23,661    $ 173,176
                                                              ---------    ---------
Adjustments to reconcile net income to net
 cash from operating activities:
   Depreciation and amortization                                 44,152       48,297
   Income (loss) from investees,
     less dividends                                              14,015       (9,169)
   Loss (gain) on asset disposals and
     impairments - net                                            1,290      (40,721)
   Provision for (benefit from) deferred taxes                    6,196       (5,829)
   Other                                                          3,253        2,281
   Changes in assets and liabilities, net of effects
   of divestitures:
     Accounts receivable                                        (30,144)      69,297
     Net contracts in progress and advance billings             (27,247)      16,755
     Accounts payable                                           (36,000)     (46,487)
     Accrued and other current liabilities                      (39,792)      45,893
     Other, net                                                   2,697       13,285
Proceeds from insurance for products liabilities claims         116,655      106,099
Payments of products liabilities claims                        (186,324)    (130,466)
                                                              ---------    ---------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                        (107,588)     242,411
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                      (34,904)     (30,100)
Acquisition of minority interest in J. Ray McDermott, S. A     (526,604)          --
Purchases of available-for-sale securities                      (93,702)    (425,262)
Sales of available-for-sale securities                          380,223      209,734
Maturities of available-for-sale securities                     209,007      272,966
Proceeds from asset disposals                                     2,627      127,805
Other                                                            (4,086)      (2,042)
                                                              ---------    ---------

NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                         (67,439)     153,101
                                                              ---------    ---------

                                                                       CONTINUED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                 SIX MONTHS ENDED
                                                            9/30/99            9/30/98
                                                            -------            -------
                                                                    (Unaudited)
                                                                  (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                               $    (30,722)      $    (43,716)
Increase (decrease) in short-term borrowing                  133,455            (10,139)
Issuance of common stock                                       1,447              3,380
Issuance of subsidiary's stock                                 3,253              1,281
Dividends paid                                                (5,916)            (7,920)
Purchases of McDermott International, Inc. stock                  --            (59,156)
Acquisition of subsidiary's common stock                          --            (55,560)
Acquisition of subsidiary's preferred stock                       --           (154,631)
Other                                                           (255)              (651)
                                                        ------------       ------------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                101,262           (327,112)
                                                        ------------       ------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                         814               (342)
                                                        ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                             (72,951)            68,058
                                                        ------------       ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             181,503            277,876
                                                        ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    108,552       $    345,934
                                                        ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                 $     25,882       $     33,385
   Income taxes - net                                   $     31,121       $     12,115
                                                        ============       ============

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

McDermott International, Inc. ("MII") is the parent company of the McDermott group of companies, which includes:

     o    J. Ray McDermott, S.A. ("JRM"), a subsidiary of MII,

     o    McDermott Incorporated ("MI"), a subsidiary of MII,

     o    Babcock & Wilcox Investment Company ("BWICO"), a subsidiary of MI,

     o    The Babcock & Wilcox Company ("B&W"), a subsidiary of BWICO, and

     o    BWX Technologies, Inc. ("BWXT"), a subsidiary of BWICO.

Unless the context otherwise requires, hereinafter, the terms "McDermott" , "we" and "our" will be used to mean the consolidated enterprise.

On August 3, 1999, MII's Board of Directors approved the change of MII's fiscal year from a year ending on March 31, which was the fiscal year end used in its most recent report on Form 10-K filed with the Securities and Exchange Commission, to the new fiscal year end of December 31. MII's report on Form 10-K for the nine-month period ending December 31, 1999 will cover the transition period.

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

     In the three and six months ended September 30, 1998:

     o an $8,000,000 settlement of punitive damage claims in a civil suit associated with a Pennsylvania facility formerly operated by B&W.

     In the six months ended September 30, 1998:

     o    a gain on the dissolution of a joint venture of $37,390,000,

     o a gain on the settlement and curtailment of postretirement benefit plans of $27,642,000,

     o interest income of $18,630,000 on settlement of outstanding Internal Revenue Service exposure items, and

     o    a gain of $12,000,000 from the sale of assets of a joint venture.

Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the nine months ending December 31, 1999. For further information, refer to the consolidated financial statements and related footnotes included in MII's annual report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE 2 - PRODUCTS LIABILITY

As a result of asbestos-containing commercial boilers and other products sold or installed in prior decades by B&W and certain of its subsidiaries, B&W is subject to a substantial volume of non-employee products liability claims. All of these claims are similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff as a result of the exposure to asbestos fibers (e.g., mesothelioma, lung cancer, other types of cancer, asbestosis or plueral changes).

McDermott has insurance coverage for these asbestos products liability claims against B&W, which coverage is subject to varying insurance limits that are dependent upon the year involved. Pursuant to agreements with the majority of our principal insurers concerning the method of allocation of claim payments to the years of coverage, we negotiate and settle these claims and bill the appropriate amounts to the insurers. Since these claims began in the early 1980s, we have engaged in a strategy of grouping claims that meet certain basic criteria and settling them at the lowest average cost per claim possible. While we have rejected claims that we deemed invalid, as a general practice we do not litigate asbestos liability claims. We believe that this settlement strategy has allowed us to use our available insurance to discharge B&W's asbestos liability claims efficiently by minimizing associated legal and administrative costs. McDermott has recognized provisions in its financial statements to the extent that settled claim payments are not recoverable from insurers.

At September 30 and March 31, 1999, McDermott had recorded the following with respect to asbestos products liability claims and related insurance recoveries:


                                                                            September 30,       March 31,
                                                                                1999              1999
                                                                                ----              ----
                                                                             (Unaudited)
                                                                                   (In thousands)
       Asbestos products liability:
              Current                                                     $    278,500       $    240,000
              Non-current                                                    1,097,539          1,322,363
                                                                          ------------       ------------
              Total                                                       $  1,376,039       $  1,562,363
                                                                          ============       ============
       Asbestos products liability insurance recoverable:
              Current                                                     $    240,400       $    199,750
              Non-current                                                      972,274          1,167,113
                                                                          ------------       ------------
              Total                                                       $  1,212,674       $  1,366,863
                                                                          ============       ============

Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from B&W's prior claims history and constitute management's best estimate of such future cost, including recoverability from insurers. Estimates of insurance recoveries are based upon management's analysis of insurance coverage and insurer solvency. Inherent in the estimate of these liabilities are expected trend claim severity and frequency and other factors, which may vary significantly as claims are filed and settled. Such estimates are based upon management's expectation that new claims will conclude within the next 12 1/2 years, that there will be a significant decline in new claims received after 3 1/2 years, and that the average cost per claim will continue to increase only moderately.

Future costs to settle claims, as well as the number of claims, could be adversely affected by changes in judicial rulings and other influences beyond our control. Any changes in the estimates of future asbestos products liability and insurance recoverables or differences between the proportion of any additional asbestos products liabilities covered by insurance and that experienced in the past could result in material changes to the results of operations for any fiscal quarter or year. Consequently, B&W's ultimate loss for non-employee asbestos liability claims may differ materially from amounts provided in the consolidated financial statements and may have a material adverse effect on McDermott's and B&W's results of operations and financial position.

Recently, B&W has experienced an increase in the amounts demanded by certain plaintiff's attorneys to settle mesothelioma, lung cancer and asbestosis claims. The demanded amounts significantly exceed the average amount of B&W's historical settlement payments for these types of claims. We are evaluating this development to determine if it is representative of the amounts required to settle these types of claims in the future and its overall impact on the estimates and forecasts of B&W's ultimate exposure for non-employee asbestos claims. If we are unsuccessful in negotiating the demanded amounts down to historical levels, which typically have included moderate annual increases, B&W may be forced to accept higher settlement amounts, begin litigating such claims or take other available courses of action. Any of these actions could have a material adverse impact on B&W's ultimate exposure for asbestos liability claims and McDermott's (including B&W's) consolidated financial position, results of operations and business prospects.

NOTE 3 - INVENTORIES

Inventories at September 30 and March 31, 1999 are summarized below:


                                                      September 30,                        March 31,
                                                          1999                               1999
                                                          ----                               ----
                                                      (Unaudited)
                                                                      (In thousands)

Raw Materials and Supplies                          $           40,285           $           37,481
Work in Progress                                                 6,128                        7,606
Finished Goods                                                   8,786                        7,569
                                                    ------------------           ------------------

                                                    $           55,199           $           52,656
                                                    ==================           ==================

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity at September 30 and March 31, 1999 are as follows:


                                                       September 30,                       March 31,
                                                          1999                                1999
                                                          ----                                ----
                                                       (Unaudited)
                                                                    (In thousands)
Currency Translation Adjustments                    $          (29,119)          $          (27,762)
Net Unrealized Gain (Loss) on Investments                       (7,058)                         906
Minimum Pension Liability                                       (5,797)                      (5,788)
                                                    ------------------           ------------------

                                                    $          (41,974)          $          (32,644)
                                                    ==================           ==================


NOTE 5 - ACQUISITIONS

In the six months ended September 30, 1999, MII acquired all of the publicly held shares of JRM common stock in a two-step acquisition. On June 10, 1999, MII purchased 14,353,490 shares in a tender offer for the publicly held shares of JRM for $35.62 per share. Together with the 24,668,297 shares held by MII, the tendered shares represented approximately 99.5% of the shares of JRM common stock outstanding at the expiration of the tender offer. On July 30, 1999, the remaining 227,348 shares of JRM common stock were acquired for the same price in cash in a second-step merger.

For financial statement purposes, the acquisition was accounted for using the purchase method of accounting. The aggregate purchase price was approximately $534,339,000, including direct acquisition costs of approximately $8,833,000. The excess of the purchase price over net assets acquired approximated $331,530,000 at September 30, 1999. This goodwill is being amortized over twenty years. The financial statements reflect the preliminary allocation of purchase price, as the purchase price allocation has not yet been finalized.

This acquisition has eliminated the minority interest in JRM. During the three months ended June 30, 1999, MII recorded minority interest expense of $4,005,000 related to JRM. In the three and six months ended September 30, 1998, MII's minority interest expense related to JRM was $15,174,000 and $49,110,000, respectively.

NOTE 6  - INVESTIGATIONS AND LITIGATION

In March 1997, we, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, we notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of our prompt disclosure of the allegations, both MII and JRM and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities. In June 1999, the Department of Justice agreed to our request to expand the scope of the immunity to include a broader range of our marine construction activities.

After receiving the allegations, we initiated action to terminate JRM's interest in HeereMac, and, on December 19, 1997, JRM's co-venturer in the joint venture, Heerema, acquired JRM's interest in exchange for cash and title to several pieces of equipment. On December 21, 1997, HeereMac and one of its employees pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, North Sea and Far East. HeereMac and the HeereMac employee were fined $49,000,000 and $100,000, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither MII, JRM nor any of their officers, directors or employees was a party to those proceedings.

In July 1999, a former JRM officer was indicted by the Department of Justice for participating in an international bid-rigging conspiracy for the sale of marine construction services and pled guilty.

We have cooperated and are continuing to cooperate with the Department of Justice in its investigation. The Department of Justice also has requested additional information from us relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court dismissed the Statoil Litigation for lack of subject matter jurisdiction. In August 1999, Statoil filed its notice of appeal of the dismissal. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining claims in the lawsuit. That motion is pending.

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

We are also cooperating with a Securities and Exchange Commission ("SEC") investigation into whether MII and JRM may have violated U.S. securities laws in connection with, but not limited to, the matters described above. MII and JRM are subject to a judicial order entered in 1976, with the consent of MI (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

As a result of the initial allegations of wrongdoing in March 1997, MII formed and continues to maintain a special committee of its Board of Directors to monitor and oversee our investigation into all of these matters.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC investigation, our internal investigation, the above-referenced lawsuits, or any actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and criminal liability and have a material adverse effect on McDermott's consolidated financial position and results of operations.

B&W and Atlantic Richfield Company are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania involving approximately 200 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"), alleging, among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and Atlantic Richfield Company liable to the plaintiffs in the first eight cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the court set aside the judgement and ordered a new trial on all issues. Recently, the court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters. We do not expect any further trials on the other cases until a decision is rendered on the appeal. We believe that adequate insurance is available to meet any possible liability in this matter. However, there is a controversy between B&W and its insurers as to the amount of insurance coverage under the insurance policies covering these facilities. B&W has filed an action seeking a judicial determination of this matter, which is currently pending in a Pennsylvania court. We believe that any award and all other claims will be resolved within the limits and coverage of such insurance policies; however, no assurance on insurance coverage or financial impact if limits of coverage are exceeded can be given. In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

Two purported class actions were filed in March and April 1999 in the Civil District Court for the Parish of Orleans, State of Louisiana, by alleged public shareholders of JRM, challenging MII's initial proposal to acquire the publicly traded shares of JRM common stock in a stock for stock merger. This initial proposal was subsequently abandoned and MII later acquired all of JRM's publicly traded common stock for $35.62 per share pursuant to a cash tender offer followed by a second-step cash merger. In September 1999, these actions were dismissed by the court without prejudice.

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation related to our business activities. It is management's opinion that none of this litigation will have a material adverse effect on McDermott's consolidated financial position or results of operations.

NOTE 7 - SEGMENT REPORTING

Our reportable segments are Marine Construction Services, Power Generation Systems, Government Operations and Industrial Operations. These segments are managed separately and are unique in technology, services and customer class.

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

Industrial Operations is comprised of the engineering and construction activities and plant outage maintenance of certain Canadian operations and the manufacturing of auxiliary equipment such as air-cooled heat exchangers and replacement parts. Industrial Operations also includes contract research activities.

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

Segment Information for the Three and Six Months ended September 30, 1999 and 1998.


                                                                       THREE                         SIX
                                                                    MONTHS ENDED                 MONTHS ENDED
                                                               9/30/99        9/30/98        9/30/99       9/30/98
                                                               -------        -------        -------       -------
                                                                                  (Unaudited)
                                                                                (In thousands)
REVENUES:

Marine Construction Services                                $   175,179    $   349,099    $    333,984     $    719,651
Power Generation Systems                                        203,688        223,755         471,142          482,884
Government Operations                                           109,357        100,740         202,247          201,156
Industrial Operations                                           107,039        108,897         239,165          199,078
Adjustments and Eliminations (1)                                    607         (2,508)         (2,784)          (2,977)
                                                            -----------    -----------    ------------     ------------

   Total Revenues                                           $   595,870    $   779,983    $  1,243,754     $  1,599,792
                                                            ===========    ===========    ============     ============

(1)  Segment revenues are net of the following intersegment transfers and other adjustments:
     Marine Construction Services Transfers                 $       528    $       755    $        952     $      2,077
     Power Generation Systems Transfers                              60            (13)          1,201              424
     Government Operations Transfers                                308             73             621              131
     Industrial Operations Transfers                                129             92             168              103
     Adjustments and Eliminations                                (1,632)         1,601            (158)             242
                                                            -----------    -----------    ------------     ------------
     Total                                                  $      (607)   $     2,508    $      2,784     $      2,977
                                                            ===========    ===========    ============     ============




                                                                    THREE                           SIX
                                                                 MONTHS ENDED                   MONTHS ENDED
                                                              9/30/99       9/30/98        9/30/99          9/30/98
                                                              -------       -------        -------          -------
                                                                                  (Unaudited)
                                                                                (In thousands)
OPERATING INCOME:
Segment Operating Income:
     Marine Construction Services                          $   4,013       $  55,028       $  21,321       $  92,267
     Power Generation Systems                                 15,665          15,161          32,036          34,648
     Government Operations                                     7,194           6,322          17,104          11,777
     Industrial Operations                                     4,364           5,500           8,736           9,362
                                                           ---------       ---------       ---------       ---------

        Total Segment Operating Income                     $  31,236       $  82,011       $  79,197       $ 148,054
                                                           ---------       ---------       ---------       ---------

Gain (Loss) on Asset Disposals and Impairments - Net:
     Marine Construction Services                          $     638       $  (1,969)      $  (1,212)      $  43,078
     Power Generation Systems                                    273              81           1,276             205
     Government Operations                                        (4)            132              (4)            138
     Industrial Operations                                        --              10               1              75
                                                           ---------       ---------       ---------       ---------
        Total Gain (Loss) on Asset Disposals and
           Impairments - Net                               $     907       $  (1,746)      $      61       $  43,496
                                                           ---------       ---------       ---------       ---------

Income (Loss) from Investees:
     Marine Construction Services                          $  (5,724)      $  (3,782)      $  (6,813)      $   9,733
     Power Generation Systems                                 (1,506)            732          (1,018)          3,709
     Government Operations                                       700             561           1,339           1,207
     Industrial Operations                                      (229)           (668)           (621)           (903)
                                                           ---------       ---------       ---------       ---------
        Total Income (Loss) from Investees                 $  (6,759)      $  (3,157)      $  (7,113)      $  13,746
                                                           ---------       ---------       ---------       ---------

SEGMENT INCOME (LOSS):
     Marine Construction Services                          $  (1,073)      $  49,277       $  13,296       $ 145,078
     Power Generation Systems                                 14,432          15,974          32,294          38,562
     Government Operations                                     7,890           7,015          18,439          13,122
     Industrial Operations                                     4,135           4,842           8,116           8,534
                                                           ---------       ---------       ---------       ---------
        Total Segment Income                                  25,384          77,108          72,145         205,296
                                                           ---------       ---------       ---------       ---------

Other Unallocated Items                                        1,799          (3,148)           (196)         (1,884)
General Corporate Expenses - Net                              (9,665)         (8,308)        (20,177)        (19,347)
                                                           ---------       ---------       ---------       ---------

   Total Operating Income                                  $  17,518       $  65,652       $  51,772       $ 184,065
                                                           =========       =========       =========       =========

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                          THREE                          SIX
                                                       MONTHS ENDED                   MONTHS ENDED
                                                 9/30/99         9/30/98         9/30/99         9/30/98
                                                 -------         -------         -------         -------
                                                                        (Unaudited)
                                                                (In thousands, except shares
                                                                   and per share amounts)
Basic:
Net income                                     $     3,618      $    51,615      $    23,661      $   173,176
                                               -----------      -----------      -----------      -----------

Weighted average common shares                  59,035,083       58,835,380       58,988,577       59,362,161
                                               -----------      -----------      -----------      -----------

Basic earnings per common share                $      0.06      $      0.88      $      0.40      $      2.92
                                               -----------      -----------      -----------      -----------


Diluted:

Net income                                     $     3,618      $    51,615      $    23,661      $   173,176

Dividends on Subsidiary's Series A $2.20
   Cumulative Convertible Preferred Stock               --            1,202               --            2,752
                                               -----------      -----------      -----------      -----------

Net income for diluted computation             $     3,618      $    52,817      $    23,661      $   175,928
                                               -----------      -----------      -----------      -----------

Weighted average common shares (basic)          59,035,083       58,835,380       58,988,577       59,362,161

Effect of dilutive securities:
   Stock options and restricted stock              810,719          932,500          901,769        1,497,887

   Subsidiary's Series A $2.20 Cumulative
      Convertible Preferred Stock                       --        2,205,923               --        2,512,301

   Series C $2.875 Cumulative Convertible
      Preferred Stock                                   --               --               --          380,914
                                               -----------      -----------      -----------      -----------
Adjusted weighted average common
   shares and assumed conversions               59,845,802       61,973,803       59,890,346       63,753,263
                                               -----------      -----------      -----------      -----------

Diluted earnings per common share              $      0.06      $      0.85      $      0.40      $      2.76
                                               -----------      -----------      -----------      -----------


NOTE 9 - NEW ACCOUNTING STANDARDS

During the six months ended September 30, 1999, McDermott adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," for accounting for the costs of start-up activities. SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. The effect of the adoption of SOP 98-5 on McDermott's consolidated financial position and results of operations was not material.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require McDermott to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, " Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet determined what the effect of SFAS No. 133 will have on McDermott's consolidated financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

McDermott International, Inc. ("MII") is the parent company of the McDermott group of companies, which includes:

     o    J. Ray McDermott, S.A. ("JRM"), a subsidiary of MII,

     o    McDermott Incorporated ("MI"), a subsidiary of MII,

     o    Babcock & Wilcox Investment Company ("BWICO"), a subsidiary of MI,

     o    The Babcock & Wilcox Company ("B&W"), a subsidiary of BWICO, and

     o    BWX Technologies, Inc. ("BWXT"), a subsidiary of BWICO.

Unless the context otherwise requires, hereinafter, the terms "McDermott" , "we" and "our" will be used to mean the consolidated enterprise.

Revenues of the Marine Construction Services segment are largely a function of the level of oil and gas development activity in the world's major hydrocarbon producing regions. Consequently, revenues reflect the variability associated with the timing of significant development projects. As a result of continuing lower oil prices, Marine Construction Services' customers have significantly reduced capital expenditures for exploration and production spending. At the current backlog level, we expect revenues to be as much as fifty percent lower than in the previous fiscal year, and profitability to be lower because of the volume decline. Economic and political instability in Asia have also had an adverse effect on the timing of exploration and production spending.

Revenues of the Power Generation Systems segment are largely a function of capital spending by the electric power generation industry. In the electric power generation industry, persistent economic growth in the United States has brought the supply of electricity into approximate balance with energy demand, except at periods of peak demand. However, electric power producers have generally chosen to meet these peaks with new combustion turbines rather than with base-load capacity. New emissions requirements have also prompted some customers to place orders for environmental equipment. Demand for electrical power generation industry services and replacement nuclear steam generators continues at strong levels. International markets remain unsettled, and economic and political instability in Asia have caused projects in these emerging markets to be delayed, suspended or cancelled. In the process industry, demand for services remains strong, and the pulp and paper industry has begun to make inquiries relating to the refurbishment or replacement of existing recovery boilers. We expect operating activity of this segment to be about the same as in the previous fiscal year.

Revenues of the Government Operations segment are largely a function of capital spending by the U.S. Government. We do not expect this segment to experience any significant growth as a result of reductions in the defense budgets. However, this segment's backlog should remain relatively constant since this segment is the sole-source provider of nuclear fuel assemblies and nuclear reactor components to the U.S. Navy. We expect operating activity of this segment to be about the same as in the previous fiscal year.

Revenues of Industrial Operations are affected by variations in the business cycles in its customers' industries and the overall economy. Legislative issues such as environmental regulations and fluctuations in U.S. Government funding patterns also affect Industrial Operations. Backlog for Industrial Operations has improved significantly from a year ago, primarily because of significant new contracts in engineering and construction. We expect operating activity of this segment to be about the same as in the previous fiscal year.

In general, all of McDermott's business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

A significant portion of McDermott's revenues and operating results are derived from its foreign operations. As a result, McDermott's operations and financial results are affected by international factors, such as changes in foreign currency exchange rates. We attempt to minimize McDermott's exposure to changes in foreign currency exchange rates by matching foreign currency contract receipts with like foreign currency disbursements. To the extent that we are unable to match the foreign currency receipts and disbursements related to our contracts, we enter into forward exchange contracts to reduce the impact of foreign exchange rate movements on operating results.

Statements made herein which express a belief, expectation or intention, as well as those that are not historical fact, are forward looking. They involve a number of risks and uncertainties that may cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include:

     o decisions about offshore developments to be made by oil and gas companies,

     o    the deregulation of the U.S. energy market,

     o governmental regulation and the continued funding of McDermott's contracts with U.S. government agencies,

     o    estimates for pending and future non-employee asbestos claims,

     o    the highly competitive nature of McDermott's businesses,

     o operating risks associated with the marine construction services business,

     o    economic and political conditions in Asia,

     o the results of our and the U.S. Department of Justice's ongoing investigation into possible anti-competitive practices by MII and JRM, and related civil lawsuits, and

     o the results of the ongoing SEC investigation into whether McDermott may have violated U.S. securities laws in connection with such anti-competitive practices and other matters.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

Marine Construction Services

Revenues decreased $173,920,000 to $175,179,000 due to lower volume in essentially all activities in all geographic areas.

Segment operating income decreased $51,015,000 to $4,013,000, primarily due to lower volume and goodwill amortization associated with the purchase of JRM's minority interest. These decreases were partially offset by lower general and administrative expenses.

Gain (loss) on asset disposals and impairments-net increased $2,607,000 from a loss of $1,969,000 to a gain of $638,000. The loss in the prior period was primarily due to the sale of a marine vessel.

Loss from investees increased $1,942,000 to $5,724,000, primarily due to lower results from a Mexican joint venture partially offset by improved results from a Far East joint venture.

Power Generations Systems

Revenues decreased $20,067,000 to $203,688,000, primarily due to lower volume from the fabrication and erection of fossil fuel steam and environmental control systems, fabrication, repair and retrofit of existing facilities, private power systems projects and boiler cleaning equipment. These decreases were partially offset by higher volume from nuclear services and replacement nuclear steam generators.

Segment operating income increased $504,000 to $15,665,000, primarily due to higher margins from fabrication, repair and retrofit of existing facilities and higher volume and margins from nuclear services and replacement nuclear steam generators. In addition, there were lower selling and general and administrative expenses. These increases were partially offset by lower volume and margins from fabrication and erection of fossil fuel steam and environmental control systems and boiler cleaning equipment.

Income (loss) from investees decreased $2,238,000 from income of $732,000 to a loss of $1,506,000, primarily due to provisions to exit a joint venture located in Turkey.

Government Operations

Revenues increased $8,617,000 to $109,357,000, primarily due to higher volume from management and operation contracts for U. S. Government-owned facilities and from nuclear fuel assemblies and reactor components for the U.S. Government.

Segment operating income increased $872,000 to $7,194,000, primarily due to an $8,000,000 settlement in the prior period for punitive damages in a civil suit associated with a Pennsylvania facility formerly operated by B&W. This increase was partially offset by lower margins from commercial nuclear environmental services, nuclear fuel assemblies and reactor components for the U.S. Government and management and operation contracts for U. S. Government-owned facilities.

Industrial Operations

Revenues decreased $1,858,000 to $107,039,000, primarily due to lower volume from air-cooled heat exchangers, plant maintenance activities in Canadian operations and the parts business. These decreases were partially offset by higher volume from engineering activities in Canadian operations.

Segment operating income decreased $1,136,000 to $4,364,000, primarily due to lower volume from air-cooled heat exchangers and lower volume and margins from the parts business. These decreases were partially offset by higher volume from engineering activities in Canadian operations.

Other Unallocated Items

Other unallocated items increased $4,947,000 from expense of $3,148,000 to income of $1,799,000, primarily due to lower employee benefit and general and administrative expenses. These changes were partially offset by higher research and development expenses.

Other Income Statement Items

Interest income decreased $16,100,000 to $9,611,000, primarily due to interest income on settlement of Internal Revenue Service exposure items in the prior year and decreases in investments.

Interest expense decreased $2,585,000 to $13,034,000, primarily due to changes in debt obligations and prevailing interest rates.

Minority interest expense decreased $12,305,000 to $56,000, primarily due to the acquisition of the minority interest in JRM.

Other-net increased $6,612,000 from expense of $5,671,000 to income of $941,000. This increase was primarily due to a net loss on the settlement and curtailment of postretirement benefit plans recorded in the prior period. This increase was partially offset by foreign currency transaction losses in the current period compared to gains in the prior period.

The provision for income taxes increased $5,265,000 to $11,362,000, while income before provision for income taxes decreased $42,732,000 to $14,980,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of a decrease in income during the current period along with a decrease in tax expense for the prior period due to a favorable tax settlement of disputed items. Also contributing to the change in the relationship of pretax income to the provision for income taxes were losses incurred from two foreign joint ventures with no corresponding tax benefits. McDermott operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1999 VS. SIX MONTHS ENDED SEPTEMBER 30, 1998

Marine Construction Services

Revenues decreased $385,667,000 to $333,984,000 due to lower volume in essentially all activities in all geographic areas.

Segment operating income decreased $70,946,000 to $21,321,000, primarily due to lower volume and the goodwill amortization associated with the purchase of JRM's minority interest. These decreases were partially offset by higher margins in procurement activities in the Middle East, higher margins in offshore activities in North America and lower general and administrative expenses.

Gain (loss) on asset disposals and impairments-net decreased $44,290,000 from a gain of $43,078,000 to a loss of $1,212,000. The gain in the prior period was primarily due to the termination of the McDermott-ETPM joint venture and the sale of three Gulf of Mexico vessels.

Income (loss) from investees decreased $16,546,000 from income of $9,733,000 to a loss of $6,813,000, primarily due to a gain on the sale of assets in a Malaysian joint venture in the prior period. In addition, there were lower operating results from Brown & Root McDermott Fabricators Limited, a Mexican joint venture and a North American joint venture.

Power Generations Systems

Revenues decreased $11,742,000 to $471,142,000, primarily due to lower volume from fabrication and erection of fossil fuel steam and environmental control systems, private power systems projects, boiler cleaning equipment and industrial boilers. These decreases were partially offset by higher volume from the fabrication, repair and retrofit of existing facilities and replacement parts.

Segment operating income decreased $2,612,000 to $32,036,000, primarily due to lower volume and margins from fabrication and erection of fossil fuel steam and environmental control systems, private power systems projects and boiler cleaning equipment and lower volume from industrial boilers. In addition, there were higher selling and general and administrative expenses. These decreases were partially offset by higher volume and margins from fabrication, repair and retrofit of existing facilities, nuclear services and replacement parts.

Gain on asset disposals and impairments-net increased $1,071,000 to $1,276,000. This increase was primarily due to a gain on the sale of this segment's interest in a domestic cogeneration facility.

Income from investees decreased $4,727,000 from income of $3,709,000 to a loss of $1,018,000, primarily due to lower operating results in two foreign joint ventures and a provision to exit a joint venture located in Turkey. These decreases were partially offset by higher operating results from a domestic joint venture located in Pennsylvania.

Government Operations

Revenues increased $1,091,000 to $202,247,000, primarily due to higher volume from management and operation contracts for U. S. Government-owned facilities and other government operations. These increases were partially offset by lower volume from nuclear fuel assemblies and reactor components for the U.S. Government.

Segment operating income increased $5,327,000 to $17,104,000, primarily due to an $8,000,000 settlement in the prior period for punitive damages in a civil suit associated with a Pennsylvania facility formerly operated by B&W. There were also higher margins from commercial nuclear environmental services. These increases were partially offset by lower margins from management and operation contracts for U. S. Government-owned facilities and other government operations and from lower volume and margins from nuclear fuel assemblies and reactor components for the U. S. Government.

Industrial Operations

Revenues increased $40,087,000 to $239,165,000, primarily due to higher volume from engineering and plant maintenance activities in Canadian operations. These increases were partially offset by lower volume from air-cooled heat exchangers and the parts business.

Segment operating income decreased $626,000 to $8,736,000, primarily due to lower volume from air-cooled heat exchangers, lower volume and margins from the parts business and higher general and administrative expenses. These decreases were partially offset by higher volume from engineering activities, higher volume and margins from plant maintenance activities in Canadian operations and lower sales and marketing expenses.

Other Unallocated Items

Other unallocated items decreased $1,688,000 to $196,000, primarily due to lower employee benefit and general and administrative expenses. These decreases were partially offset by higher research and development expenses.

Other Income Statement Items

Interest income decreased $33,783,000 to $24,653,000, primarily due to interest income on settlement of Internal Revenue Service exposure items in the prior year and decreases in investments.

Interest expense decreased $7,063,000 to $25,173,000, primarily due to changes in debt obligations and prevailing interest rates.

Minority interest expense decreased $45,767,000 to $4,285,000, primarily due to lower operating results of JRM as well as the acquisition of the minority interest in JRM.

Other-net income decreased $35,266,000 to $620,000. This decrease was primarily due to a net gain on the settlement and curtailment of postretirement benefit plans recorded in the prior period and foreign currency transaction losses in the current period compared to gains in the prior period.

The provision for income taxes increased $1,003,000 to $23,926,000, while income before provision for income taxes decreased $148,512,000 to $47,587,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of a decrease in income during the current period along with a decrease in tax expense for the prior period due to a change in the valuation allowance for deferred tax assets and a favorable tax settlement of disputed items. Also contributing to the change in the relationship of pretax income to the provision for income taxes were losses incurred from two foreign joint ventures with no corresponding tax benefits. McDermott operates in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax basis (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

Backlog


                                                                                9/30/99                    3/31/99
                                                                                -------                    -------
                                                                              (Unaudited)
                                                                                        (In thousands)
Marine Construction Services                                           $          609,992      $           407,223
Power Generation Systems                                                        1,334,055                  905,042
Government Operations                                                             758,390                  860,981
Industrial Operations                                                             321,802                  400,649
Adjustments and Other Eliminations                                                   (562)                    (799)
------------------------------------------------------------------------------------------------------------------

   TOTAL BACKLOG                                                       $        3,023,677      $         2,573,096
==================================================================================================================


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

At September 30, 1999, Government Operations' backlog with the U. S. Government was $655,563,000 (of which $10,959,000 had not been funded). This segment's backlog is not expected to experience significant growth as a result of reductions in defense budgets. However, this segment's backlog should remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Navy.

Liquidity and Capital Resources

During the six months ended September 30, 1999, McDermott's cash and cash equivalents decreased $72,951,000 to $108,552, 000 and total debt increased $102,109,000 to $457,009,000, primarily due to an increase in short-term borrowing of $133,455,000. During this period, McDermott received cash of $495,528,000 from net sales and maturities of investments. McDermott used cash of $526,604,000 for the acquisition of JRM's minority interest, $107,588,000 in operating activities, $34,904,000 for additions to property, plant and equipment, and $5,916,000 for dividends on MII's common stock.

Working capital increased $45,789,000 from $108,955,000 at March 31, 1999 to $154,744,000 at September 30, 1999. Expenditures for property, plant and equipment increased $4,804,000 to $34,904,000 for the six month period ended September 30, 1999 compared to the same period a year ago. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

Pursuant to agreements with the majority of our principal insurers, we negotiate and settle B&W's non-employee product liability asbestos claims and bills these amounts to the appropriate insurers. Reimbursement of such claims is subject to varying insurance limits based upon the year involved. Moreover, as a result of collection delays inherent in this process and the effect of agreed payment schedules with specific insurers, reimbursement is usually delayed for three months or more. The average amount of these claims (historical average of approximately $7,600 per claim over the last three years) has continued to rise. Claims paid during the six months ended September 30, 1999 were $186,324,000, of which $154,209,000 has been recovered or is due from insurers. At September 30, 1999, receivables of $122,944,000 were due from insurers for reimbursement of settled claims. The collection delays, and the amount of claims paid for which insurance recovery is not probable, have not had a material adverse effect upon McDermott's liquidity to date.

At September 30, 1999, B&W's estimated liability for pending and future non-employee products liability asbestos claims was $1,376,039,000 and estimated insurance recoveries were $1,212,674,000. Estimated liabilities for pending and future non-employee products liability asbestos claims are derived from B&W's prior claims history and constitute management's best estimate of such future cost, including recoverability from insurers. Estimates of insurance recoveries are based upon management's analysis of insurance coverage and insurer solvency. Inherent in the estimate of these liabilities are expected trend claim severity and frequency and other factors, which may vary significantly as claims are filed and settled. Such estimates are based upon management's expectation that new claims will conclude within the next 12 1/2 years, that there will be a significant decline in new claims received after 3 1/2 years, and that the average cost per claim will continue to increase only moderately. Future costs to settle claims, as well as the number of claims, could be adversely affected by changes in judicial rulings and influences beyond our control. Accordingly, changes in the estimates of future asbestos products liability and insurance recoverables or differences between the proportion of any additional asbestos products liabilities covered by insurance and that experienced in the past could result in material adjustments to the results of operations for any fiscal quarter or year, and the ultimate loss may differ materially from amounts provided in the consolidated financial statements.

Recently, B&W has experienced an increase in the amounts demanded by certain plaintiff's attorneys to settle mesothelioma, lung cancer and asbestosis claims. The demanded amounts significantly exceed the average amount of B&W's historical settlement payments for these types of claims. We are evaluating this development to determine if it is representative of the amounts required to settle these types of claims in the future and its overall impact on the estimates and forecasts of B&W's ultimate exposure for non-employee asbestos claims. If we are unsuccessful in negotiating the demanded amounts down to historical levels, which typically have included moderate annual increases, B&W may be forced to accept higher settlement amounts, begin litigating such claims or take other available courses of action. Any of these actions could have a material adverse impact on B&W's ultimate exposure for asbestos liability claims and McDermott's (including B&W's) consolidated financial position, results of operations and business prospects.

On May 7, 1999, MII and JRM entered into a merger agreement pursuant to which MII initiated a tender offer for all non-owned shares of JRM for $35.62 per share in cash. MII obtained the funds necessary to purchase such shares from cash on hand and from a $525,000,000 senior secured term loan facility with Citibank, N.A. On August 4, 1999, the borrowings against the facility were repaid and the facility was terminated.

At September 30, 1999, McDermott had total cash, cash equivalents and investments of $512,159,000. McDermott's investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of short and long-term investments at September 30, 1999 was $403,607,000. At September 30, 1999, approximately $48,161,000 fair value of these obligations were pledged to secure a letter of credit in connection with certain reinsurance agreements and $140,427,000 fair value of these obligations were pledged to secure borrowings of $133,371,000 incurred under repurchase agreements.

At September 30 and March 31, 1999, McDermott had available various uncommitted short-term lines of credit from banks totaling $72,304,000 and $87,578,000, respectively. At September 30, 1999, borrowings against these lines of credit were $84,000. There were no borrowings against these lines at March 31, 1999. B&W, jointly and severally with BWICO and BWXT, is party to a $200,000,000 three-year, unsecured credit agreement (the "BWICO Credit Agreement") with a group of banks. Borrowings by the three companies against the BWICO Credit Agreement cannot exceed an aggregate amount of $50,000,000. The remaining $150,000,000 is reserved for the issuance of letters of credit. There were no borrowings under the agreement at September 30 or March 31, 1999.

At March 31, 1999, JRM and certain of its subsidiaries were parties to a $200,000,000 three-year, unsecured credit agreement (the "JRM Credit Agreement") with a group of banks. Borrowings against the JRM Credit Agreement cannot exceed $50,000,000. The remaining $150,000,000 was reserved for the issuance of letters of credit. During the six months ended September 30, 1999, JRM elected to reduce the letter of credit commitments on the JRM Credit Agreement from $150,000,000 to $50,000,000. There were no borrowings under the JRM Credit Agreement at September 30 or March 31, 1999. We do not anticipate JRM will need to borrow funds under the JRM Credit Agreement in the nine months ending December 31, 1999.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 1999, substantially all of the net assets of MI were subject to such restrictions. At September 30, 1999, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $69,000,000 and pay dividends to MII of approximately $4,400,000.

As a result of MI's reclassification of its investment in MII to a reduction of stockholder's equity on March 31, 1999, MI and its subsidiaries, including B&W and BWXT, are unable to incur any additional long-term debt obligations under one of MI's public debt indentures. We do not believe that this will materially impact McDermott's immediate working capital and liquidity requirements. We expect to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents, and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact McDermott's liquidity or capital resources.

At September 30, 1999, MII had a valuation allowance for deferred tax assets of $40,736,000 which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income, and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of deferred tax assets are the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in identified tax planning strategies. These factors have been considered in determining the valuation allowance. We will continue to assess the adequacy of the valuation allowance on a quarterly basis.

Impact of the Year 2000

The McDermott company-wide Year 2000 Project is proceeding on schedule and approaching completion. The project addresses information technology components (hardware and software) in internal business systems and infrastructure and the embedded systems in offices, plants and products delivered to customers. In addition, an analysis of critical suppliers is being performed to ensure the supply of materials and services that are strategic to business continuity. The final phase of Year 2000 preparation includes the development of contingency plans to further minimize the risk and mitigate the impact of the century date change.

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

A consistent work breakdown structure for the project is being employed throughout McDermott:

     o    Business Applications and IT Infrastructure ("IT Systems")

     o    Facilities (office buildings)

     o    Embedded Systems (in plants and construction equipment)

     o    Customer Products (embedded systems in customer products)

     o    Critical Suppliers

The general phases of the project common to all of the above functions are:

     (1)  establish priorities,

     (2)  inventory items with potential Year 2000 impact,

     (3) assess and create a solution strategy for those items determined to be material to McDermott,

     (4) implement solutions defined for those items assessed to have Year 2000 impact,

     (5)  test and validate solutions, and

     (6)  develop contingency plans.

The status is as follows:

IT Systems - Inventory prioritization and assessment of all critical systems were completed. The remediation and replacement tasks are substantially complete.

Facilities and Embedded Systems - The critical components at all of McDermott's major operating locations have been made Year 2000 ready. Embedded Systems replacements are pending on a few pieces of marine equipment where construction schedules have rendered the vessels unavailable for component upgrades. The outstanding compliance work is substantially complete.

Customer Products - This phase of the project has been completed at all of McDermott's locations.

Critical Suppliers - This analysis includes the determination of the compliance status of the suppliers' businesses as well as the products they produce. All of McDermott's major sites except two have completed this analysis, and the remaining sites are substantially complete.

Contingency Plan - McDermott is taking steps to mitigate the risk of a material impact of Year 2000 on its operations with the development of contingency plans. These plans, prepared using a common methodology across the corporation, focus on the mission critical processes and third-party dependencies that could be at risk with the century date change. Contingency plans have been completed at all of McDermott's operations locations. The contingency plan for the corporate office will be completed by November 30, 1999.

As an alternative to the remediation of the legacy payroll systems, McDermott has elected to outsource its payroll function. The transition to the payroll service provider has been completed.

McDermott does not expect that the cost associated with the modifications to critical systems and other compliance activities will have a material impact on its consolidated financial condition, cash flows or results of operations. The cost of the Year 2000 Project is estimated at $38,000,000 and is being funded through operating cash flows. Of the total project cost, $8,000,000 is attributable to the purchase of hardware and software, which will be capitalized, and the remaining $30,000,000 will be expensed as incurred. Expenditures through September 30, 1999 include $8,000,000 of capital and $28,000,000 of expense.

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

Statements made herein which express a belief, expectation or intention, as well as those which are not historical fact, are forward looking. They involve a number of risks and uncertainties which may cause actual results to differ materially from such forward-looking statements. The dates on which McDermott believes the Year 2000 Project will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to:

     o    the availability and cost of personnel trained in these areas,

     o    the ability to locate and correct all relevant computer code,

     o    timely responses to and corrections by third parties and suppliers,

     o the ability to implement interfaces between the new systems and the systems not being replaced, and

     o    similar uncertainties.

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

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require McDermott to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, " Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. McDermott has not yet determined what the effect of SFAS No. 133 will have on its consolidated financial position or results of operations.

                                     PART II
                          McDERMOTT INTERNATIONAL, INC.

OTHER  INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 1997, we, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema"). Upon becoming aware of these allegations, we notified authorities, including the Antitrust Division of the U.S. Department of Justice and the European Commission. As a result of our prompt disclosure of the allegations, both MII and JRM and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the Department of Justice for any anti-competitive acts involving worldwide heavy-lift activities. In June 1999, the Department of Justice agreed to our request to expand the scope of the immunity to include a broader range of our marine construction activities.

After receiving the allegations, we initiated action to terminate JRM's interest in HeereMac, and, on December 19, 1997, JRM's co-venturer in the joint venture, Heerema, acquired JRM's interest in exchange for cash and title to several pieces of equipment. On December 21, 1997, HeereMac and one of its employees pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, North Sea and Far East. HeereMac and the HeereMac employee were fined $49,000,000 and $100,000, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither MII, JRM nor any of their officers, directors or employees was a party to those proceedings.

In July 1999, a former JRM officer was indicted by the Department of Justice for participating in an international bid-rigging conspiracy for the sale of marine construction services and pled guilty.

We have cooperated and are continuing to cooperate with the Department of Justice in its investigation. The Department of Justice also has requested additional information from us relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and certain related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates, and others alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, North Sea and Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court dismissed the Statoil Litigation for lack of subject matter jurisdiction. In August 1999, Statoil filed its notice of appeal of the dismissal. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining claims in the lawsuit. That motion is pending.

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

We are also cooperating with a Securities and Exchange Commission ("SEC") investigation into whether MII and JRM may have violated U.S. securities laws in connection with, but not limited to, the matters described above. MII and JRM are subject to a judicial order entered in 1976, with the consent of MI (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint (the "Consent Decree"). The Consent Decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of the Consent Decree could result in substantial civil and/or criminal penalties to the companies.

As a result of the initial allegations of wrongdoing in March 1997, MII formed and continues to maintain a special committee of its Board of Directors to monitor and oversee our investigation into all of these matters.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC investigation, our internal investigation, the above-referenced lawsuits, or any actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. However, these matters could result in civil and criminal liability and have a material adverse effect on McDermott's consolidated financial position and results of operations.

B&W and Atlantic Richfield Company are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania involving approximately 200 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"), alleging, among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and Atlantic Richfield Company liable to the plaintiffs in the first eight cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the court set aside the judgement and ordered a new trial on all issues. Recently, the court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters. We do not expect any further trials on the other cases until a decision is rendered on the appeal. We believe that adequate insurance is available to meet any possible liability in this matter. However, there is a controversy between B&W and its insurers as to the amount of insurance coverage under the insurance policies covering these facilities. B&W has filed an action seeking a judicial determination of this matter, which is currently pending in a Pennsylvania court. We believe that any award and all other claims will be resolved within the limits and coverage of such insurance policies; however, no assurance on insurance coverage or financial impact if limits of coverage are exceeded can be given. In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

Two purported class actions were filed in March and April 1999 in the Civil District Court for the Parish of Orleans, State of Louisiana, by alleged public shareholders of JRM, challenging MII's initial proposal to acquire the publicly traded shares of JRM common stock in a stock for stock merger. This initial proposal was subsequently abandoned and MII later acquired all of JRM's publicly traded common stock for $35.62 per share pursuant to a cash tender offer followed by a second-step cash merger. In September 1999, these actions were dismissed by the court without prejudice.

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation related to our business activities. It is management's opinion that none of this litigation will have a material adverse effect on McDermott's consolidated financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on August 3, 1999, we submitted the following matters to our shareholders with voting as follows:

(a)      The election of three directors:

           Class II - For a three year term


                 Nominee                         Votes For                         Votes Withheld
                 -------                         ---------                         --------------
               Joe B. Foster                     53,598,015                            318,335
               Kathryn D. Sullivan               53,590,760                            325,590
               Richard E. Woolbert               53,559,532                            356,818

          Messrs. Philip J. Burguieres, Bruce DeMars, Robert L. Howard, John W. Johnstone, Jr. , Roger E. Tetrault and John N. Turner also continued as directors immediately after the meeting.

     (b) A proposal to amend our 1996 Officer Long-Term Incentive Plan to increase the number of shares authorized for issuance under the plan from 2,500,000 to 4,000,000:


                 Votes For                       Votes Against                     Broker Non-Votes
                 ---------                       -------------                     ----------------
                 50,913,695                        3,002,655                         Not Applicable

     (c) A proposal to reapprove our 1994 Variable Supplemental Compensation Plan for tax deductibility reasons:


                 Votes For                       Votes Against                     Broker Non-Votes
                 ---------                       -------------                     ----------------
                 44,813,090                         950,776                             8,152,484

     (d) A proposal to retain PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 1999:


                 Votes For                       Votes Against                     Broker Non-Votes
                 ---------                       -------------                     ----------------
                 53,693,967                         222,383                          Not Applicable

Item 5. SHAREHOLDERS PROPOSALS FOR 2000

As a result of the change in our fiscal year to a year ending on December 31, our next annual shareholders meeting will be held on May 2, 2000. Any shareholder who wishes to have a qualified proposal considered for inclusion in our proxy materials for such meeting must send notice of the proposal to MII's Corporate Secretary at our executive offices no later than December 1, 1999.

Any shareholder who intends to submit a proposal for consideration at the annual meeting, but not for inclusion in our proxy materials, or intends to submit nominees for election as directors at the meeting also must notify MII's Corporate Secretary. Under MII's By-Laws, such notice must be received at our executive offices no earlier than January 3, 2000 or later than February 2, 2000 and must satisfy certain requirements. A copy of the pertinent By-Laws provisions can be obtained from the Corporate Secretary upon written request.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 3.2 - Amended and Restated By-Laws of McDermott International, Inc.

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             McDERMOTT INTERNATIONAL, INC.


                                             /s/ Daniel R. Gaubert
                                             -----------------------------------
                                      By:    Daniel R. Gaubert
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and Accounting
                                             Officer and
                                             Duly Authorized Representative)

November 11, 1999

                                  EXHIBIT INDEX

Exhibit            Description

    3.2            Amended and Restated By-Laws of McDermott International, Inc.

    27             Financial Data Schedule