Form 10-KT
period 1999-12-31
MCDERMOTT INTERNATIONAL INC
filed 2000-03-29
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)                          FORM 10-K


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended ___________________

                                       OR


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from April 1, 1999 to December 31, 1999

Commission File Number 1-8430

                          McDERMOTT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    REPUBLIC OF PANAMA                                       72-0593134
--------------------------------------------------------------   ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

          1450 POYDRAS STREET
         NEW ORLEANS, LOUISIANA                                70112-6050
  ----------------------------------------              ------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $549,583,228 as of February 8, 2000.

The number of shares outstanding of the registrant's common stock at February 8, 2000 was 59,822,285.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                          McDERMOTT INTERNATIONAL, INC.

                                INDEX - FORM 10-K

                                     PART I

                                                                                                            PAGE
Items 1. & 2.       BUSINESS AND PROPERTIES

         A.   General
                  Recent Developments                                                                         1
                  Operations                                                                                  2

         B.   Marine Construction Services
                  General                                                                                     3
                  Foreign Operations                                                                          5
                  Raw Materials                                                                               5
                  Customers and Competition                                                                   5
                  Backlog                                                                                     5
                  Factors Affecting Demand                                                                    6

         C.   Power Generation Systems
                  General                                                                                     6
                  Foreign Operations                                                                          7
                  Raw Materials                                                                               7
                  Customers and Competition                                                                   7
                  Backlog                                                                                     8
                  Factors Affecting Demand                                                                    8
                  B&W Reorganization                                                                          9

         D.   Government Operations
                  General                                                                                     9
                  Raw Materials                                                                               10
                  Customers and Competition                                                                   10
                  Backlog                                                                                     10
                  Factors Affecting Demand                                                                    10

         E.   Industrial Operations
                  General                                                                                     11
                  Foreign Operations                                                                          11
                  Raw Materials                                                                               11
                  Customers and Competition                                                                   11
                  Backlog                                                                                     12
                  Factors Affecting Demand                                                                    12

         F.   Patents and Licenses                                                                            12

         G.   Research and Development Activities                                                             12

         H.   Insurance                                                                                       12

         I.   Employees                                                                                       14

         J.   Environmental Regulations and Matters                                                           14

         K.   Cautionary Statement Concerning Forward-Looking Statements                                      16

                                INDEX - FORM 10-K

                                                                                                             PAGE
Item 3.    LEGAL PROCEEDINGS                                                                                   17

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 20

                                                       PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK
               AND RELATED STOCKHOLDER MATTERS                                                                 20

Item 6.       SELECTED FINANCIAL DATA                                                                          20

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               General                                                                                         21
               Nine-Month Period Ended December 31, 1999 vs. Nine-Month Period Ended December 31, 1998         23
               Fiscal Year Ended March 31, 1999 vs. Fiscal Year Ended March 31, 1998                           25
               Effect of B&W Chapter 11 Filing                                                                 27
               Effects of Inflation and Changing Prices                                                        30
               Liquidity and Capital Resources                                                                 30
               Impact of Year 2000                                                                             32
               New Accounting Standards                                                                        33


Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                        33

Item 8.       CONSOLIDATED FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA

               Report of PricewaterhouseCoopers LLP                                                            36
               Report of Ernst & Young LLP                                                                     37
               Consolidated Balance Sheets - December 31, 1999 and March 31, 1999                              38
               Consolidated Statements of Income for the Nine-Month Periods Ended
                  December 31, 1999 and 1998 (Unaudited) and the Two Fiscal
                  Years Ended March 31, 1999                                                                   40
               Consolidated Statements of Comprehensive Income (Loss) for the Nine-Month Periods
                  Ended December 31, 1999 and 1998 (Unaudited) and the Two Fiscal Years Ended March 31, 1999   41
               Consolidated Statements of Stockholders' Equity for the Nine-Month Period Ended
                  December 31, 1999 and the Two Fiscal Years Ended March 31, 1999                              42
               Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
                  December 31, 1999 and 1998 (Unaudited) and the Two Fiscal Years Ended March 31, 1999         43
               Notes to Consolidated Financial Statements                                                      44

 Item 9.      CHANGES IN AND DISAGREEMENTS WITH AUDITORS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                          83

                                                           PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                               83

Item 11.      EXECUTIVE COMPENSATION                                                                           83

                                INDEX - FORM 10-K


                                                                                                            PAGE
Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT                                                                                    83

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                83

                                                         PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K                                                                       84

Signatures                                                                                                    86

Exhibit 10.11 - SUPPORT AGREEMENT BETWEEN MCDERMOTT INTERNATIONAL, INC. AND MCDERMOTT INCORPORATED

Exhibit 21    - SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT

Exhibit 23.1  - CONSENT OF PRICEWATERHOUSECOOPERS LLP

Exhibit 23.2  - CONSENT OF ERNST & YOUNG LLP

Exhibit 27    - FINANCIAL DATA SCHEDULE

Statements we make in this Transition Report on Form 10-K which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading "Cautionary Statement Concerning Forward-Looking Statements" in Items 1 and 2 of Part I of this report.

                                     PART I

Items 1. and 2.   BUSINESS AND PROPERTIES

A. GENERAL

McDermott International, Inc. ("MII") was incorporated under the laws of the Republic of Panama in 1959 and is the parent company of the McDermott group of companies, which includes:

     o J. Ray McDermott, S.A. ("JRM"), a Panamanian subsidiary of MII, and its consolidated subsidiaries,

     o McDermott Incorporated ("MI"), a Delaware subsidiary of MII, and its consolidated subsidiaries,

     o Babcock & Wilcox Investment Company ("BWICO"), a Delaware subsidiary of MI,

     o The Babcock & Wilcox Company ("B&W"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries, and

     o BWX Technologies, Inc. ("BWXT"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries.

In this Transition Report on Form 10-K, unless the context otherwise indicates, "we," "us" and "our" mean MII and its consolidated subsidiaries.

Recent Developments

On August 3, 1999, our Board of Directors approved the change of our fiscal year from a year ending on March 31, which was the fiscal year end used in our last report on Form 10-K filed with the Securities and Exchange Commission, to the new fiscal year end of December 31. This report for the nine-month period ended December 31, 1999 covers the transition period.

In the nine-month period ended December 31, 1999, we acquired all of the publicly held shares of JRM common stock in a two-step acquisition. On June 10, 1999, we purchased 14,353,490 shares in a tender offer for the publicly held shares of JRM common stock for $35.62 per share. On July 30, 1999, we acquired the remaining 215,008 shares of JRM common stock for the same price in cash in a second-step merger and converted 12,340 restricted shares of JRM common stock to 15,836 restricted shares of MII common stock.

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11 of the U.S. Bankruptcy Code. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos products liability. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. B&W's and its subsidiaries' businesses remain solvent and strong and they are committed to operating their businesses as normal, delivering products and services as usual and pursuing new contracts and growth opportunities. To ensure that it and its subsidiaries have the capital necessary to meet letter of credit and cash needs to continue to operate their businesses, B&W and its subsidiaries entered into a $300 million debtor-in-possession revolving credit and letter of credit facility with Citibank, N.A. and Salomon Smith Barney Inc. For additional information concerning these developments, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Effect of B&W Chapter 11 Filing and Notes 1, 11 and 20 to the consolidated financial statements.

Operations

We operate in four business segments:

     o Marine Construction Services includes the results of operations of JRM and its subsidiaries, which supply worldwide services to customers in the offshore oil and gas exploration and production and hydrocarbon processing industries and to other marine construction companies. This segment's principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and procurement activities.

     o Power Generation Systems includes the results of operations of the Power Generation Group, which is conducted primarily through B&W and its subsidiaries. This segment provides services, equipment and systems to generate steam and electric power at energy facilities worldwide.

     o Government Operations includes the results of operations of BWXT. This segment is the sole supplier of nuclear fuel assemblies and major nuclear reactor components to the U.S. Navy for the Naval Reactors Program and provides services to the U.S. Government, including uranium processing, environmental site restoration services and management and operation services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the Department of Energy.

     o Industrial Operations includes the results of operations of McDermott Engineers & Constructors (Canada) Ltd. ("MECL"), Hudson Products Corporation ("HPC") and McDermott Technologies, Inc. ("MTI"). This segment provides project management, conceptual and process design, front-end engineering and design, detailed engineering, procurement, construction management and contract maintenance services to customers in a wide range of industries. It also provides a variety of manufactured products for industrial process systems, performs research activities for our other segments and markets and negotiates and administers research and development contracts.

The following tables summarize our revenues and operating income for the nine-month periods ended December 31, 1999 and 1998 and the two fiscal years ended March 31, 1999 and 1998. See Note 17 to our consolidated financial statements for additional information with respect to our business segments and operations in different geographic areas.

                                                 Nine-Month Period             Fiscal Year
                                                        Ended                     Ended
                                                     December 31,                March 31,
                                                  1999        1998          1999          1998
                                              -----------  -----------   -----------   -----------
                                                           (Unaudited)
                                                               (In Millions)
    REVENUES

       Marine Construction Services           $     490.7  $   1,033.0   $   1,279.6   $   1,855.5
       Power Generation Systems                     730.0        775.5       1,066.2       1,142.7
       Government Operations                        306.3        290.5         382.7         370.5
       Industrial Operations                        366.6        305.6         427.5         337.8
       Adjustments and Eliminations                  (2.5)        (4.0)         (6.0)        (31.9)
                                              -----------  -----------   -----------   -----------
                                              $   1,891.1  $   2,400.6   $   3,150.0   $   3,674.6
                                              ===========  ===========   ===========   ===========

                                                 Nine-Month Period             Fiscal Year
                                                        Ended                     Ended
                                                     December 31,                March 31,
                                                  1999        1998          1999          1998
                                              -----------  -----------   -----------   -----------
                                                           (Unaudited)
                                                                (In Millions)

OPERATING INCOME:

Segment Operating Income:
Marine Construction Services                  $      31.1  $     114.2   $     126.5   $     107.1
Power Generation Systems                             52.1         57.0          90.3          82.5
Government Operations                                28.6         18.9          39.4          35.8
Industrial Operations                                 8.5         14.2          16.9           4.7
                                              -----------  -----------   -----------   -----------
                                              $     120.3  $     204.3   $     273.1   $     230.1
                                              ===========  ===========   ===========   ===========

Gain (Loss) on Asset Disposals
  and Impairments - Net:
Marine Construction Services                  $      (1.7) $      38.9   $      18.6   $     (40.1)
Power Generation Systems                              1.3          0.9           4.4          (6.1)
Government Operations                                  --          0.1           0.2           0.5
Industrial Operations                                  --         (0.2)         (0.2)        128.2
                                              -----------  -----------   -----------   -----------
                                              $      (0.4) $      39.7   $      23.0   $      82.5
                                              ===========  ===========   ===========   ===========

Income (Loss) from Investees:
Marine Construction Services                  $     (13.2) $       7.3   $      10.7   $      70.2
Power Generation Systems                             (0.6)         6.3          (4.7)          7.5
Government Operations                                 4.3          1.8           4.1           4.3
Industrial Operations                                (1.5)        (1.1)         (1.7)          3.4
                                              -----------  -----------   -----------   -----------
                                              $     (11.0) $      14.3   $       8.4   $      85.4
                                              ===========  ===========   ===========   ===========

Other Unallocated Expenses                           (6.5)        (1.2)        (51.0)         (5.3)
General Corporate Expenses - Net                    (27.7)       (26.7)        (36.1)        (37.2)
                                              -----------  -----------   -----------   -----------
                                              $      74.7  $     230.4   $     217.4   $     355.5
                                              ===========  ===========   ===========   ===========

B.  MARINE CONSTRUCTION SERVICES

General

In January 1995, we organized JRM and contributed substantially all of our marine construction services business to it. JRM then acquired Offshore Pipelines, Inc. ("OPI") in a merger transaction. Prior to the merger with OPI, JRM was a wholly owned subsidiary of MII; as a result of the merger, JRM became a majority-owned subsidiary of MII. In the nine-month period ended December 31, 1999, MII acquired all of the publicly held shares of JRM common stock.

The Marine Construction Services segment's business involves the basic and detailed design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. As a strategic operating decision, JRM has transitioned away from installation, particularly heavy-lift technology, and moved into deepwater subsea technology. This segment also provides comprehensive project management services, feasibility studies, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms. This segment operates throughout the world in most major offshore oil and gas producing regions, including the Gulf of Mexico, the North Sea, West Africa, South America, the Middle East, India and the Far East.

At December 31, 1999, JRM owned or operated five fabrication facilities throughout the world. Its principal domestic fabrication yard and offshore base is located on 1,114 leased acres of land near Morgan City, Louisiana. It also owns or operates fabrication facilities in the following locations: near Corpus Christi, Texas; near Inverness, Scotland; in Indonesia on Batam Island; and in Jebel Ali, U.A.E. JRM also owns and operates a ship repair yard in Veracruz, Mexico.

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

Expiration dates, including renewal options, of leases covering land for JRM's fabrication yards at December 31, 1999, were as follows:

         Morgan City, Louisiana             Years 2001-2033
         Jebel Ali, U.A.E.                  Year 2005
         Batam Island, Indonesia            Year 2008

JRM owns a large fleet of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. At December 31, 1999, JRM owned or, through ownership interests in joint ventures, had interests in five derrick vessels, one pipelaying vessel and nine combination derrick-pipelaying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 800 to 5,000 tons. These vessels range in length from 400 to 698 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional gear. JRM's largest vessel is the semi-submersible derrick barge 101.

JRM owns or leases a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of its major marine construction vessels.

This segment also participates in several joint ventures. We account for these joint ventures using the equity method. JRM's two most significant joint venture investments were in the HeereMac joint venture and the McDermott-ETPM joint venture. Both of these joint ventures have recently terminated.

We formed the HeereMac joint venture with Heerema Offshore Construction Group, Inc. ("Heerema") in January 1989. The joint venture utilized the specialized, heavy-lift marine construction vessels that were previously owned by the two parties. Each party had a 50% interest in the joint venture, and Heerema had responsibility for its day-to-day operations. On December 19, 1997, JRM and Heerema terminated the joint venture. Heerema acquired and assumed JRM's 50% interest in the joint venture in exchange for cash of $318,500,000 and title to several pieces of equipment. The equipment transferred to JRM included two launch barges and the derrick barge 101, a 3,500-ton lift capacity, semi-submersible derrick barge. We accounted for our interest in the HeereMac joint venture using the cost method beginning April 1, 1997.

We formed our initial joint venture with ETPM S.A., McDermott-ETPM, in April 1989 to provide general marine construction services to the petroleum industry in West Africa, South America, the Middle East and India and to provide offshore pipelaying services in the North Sea. In March 1995, JRM and ETPM S.A. expanded the joint venture's operations to include the Far East and began jointly pursuing subsea contracting work on a worldwide basis. Most of the operating companies in the McDermott-ETPM joint venture were majority-owned and controlled by JRM and were consolidated for financial reporting purposes. However, the operations of McDermott-ETPM West, Inc., which conducts operations in the North Sea, South America and West Africa, were managed and controlled by ETPM S.A. As a result, we accounted for those operations using the equity method. On April 3, 1998, JRM and ETPM S.A. terminated the McDermott-ETPM joint venture. As a result of the termination, JRM received net cash of approximately $105,000,000 and the derrick/lay barge 1601 and assumed 100% ownership of McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received the lay barge 200 and took ownership of McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc.

JRM participates in other joint ventures involving operations in foreign countries that require majority ownership by local interests. Through a subsidiary, JRM also participates in an equally owned joint venture with the Brown & Root Energy Services unit of Halliburton Company ("Brown & Root"), which was formed in February 1995 to combine the operations of JRM's Inverness and Brown & Root's Nigg fabrication facilities in Scotland. In addition, JRM owns a 49% interest in Construcciones Maritimas Mexicanas, S.A. de C.V., a Mexican joint venture, which provides marine installation services in the Gulf of Mexico.

In May 1998, JRM sold the Aberdeen-based engineering business of McDermott Engineering (Europe) Limited and announced its intention to withdraw from traditional European engineering markets. See Note 17 to our consolidated financial statements for information relating to these events. JRM retains a presence in the European markets through Mentor Subsea Technology Services, Ltd. to focus on subsea opportunities. During the fiscal year ended March 31, 1999, we announced our intention to withdraw from substantially all third-party engineering activities.

Foreign Operations

JRM's revenues, net of intersegment revenues, segment income derived from operations located outside of the United States, and the approximate percentages to our total consolidated revenues and total consolidated segment income, respectively, follow:

                                                                  Revenues         Segment    Income
                                                              Amount     Percent    Amount    Percent
                                                                      (Dollars in thousands)
                Nine-month period ended December 31, 1999  $    182,120    10%    $ (18,724)     --
                Fiscal year ended March 31, 1999           $    731,022    23%    $ 129,440      43%
                Fiscal year ended March 31, 1998           $  1,112,685    30%    $ 317,482      80%

Raw Materials

Our Marine Construction Services segment uses raw materials, such as carbon and alloy steels in various forms, welding gases, concrete, fuel oil and gasoline, that are available from many sources. JRM is not dependent upon any single supplier or source for any of these materials. Although shortages of some of these materials and fuels have existed from time to time, no serious shortage exists at the present time.

Customers and Competition

Our Marine Construction Services segment's principal customers are oil and gas companies, including several foreign government-owned companies. These customers contract with JRM for the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. Contracts are usually awarded on a competitive-bid basis. A number of companies compete effectively with JRM and its joint ventures in each of the separate marine construction phases in various parts of the world. Examples are Aker Gulf Marine, Gulf Island Fabrication, Inc., Hyundai Heavy Industries, Stolt Comex Seaway S.A., Global Industries Ltd., Saipem S.p.A. and Heerema Offshore Construction Group, Inc.

Backlog

At December 31, 1999 and March 31, 1999, our Marine Construction Services segment's backlog amounted to $514,822,000 and $406,183,000, respectively. This represents approximately 16% of our total consolidated backlog. The increase in backlog is primarily due to the booking of the West Natuna project for Conoco Indonesia Inc. This increase was offset by reduced backlog in the Gulf of Mexico. Of the December 31, 1999 backlog, we expect to recognize approximately $512,922,000 in revenues in 2000 and $1,900,000 in 2001.

During the nine-month period ended December 31, 1999, Shell Deepwater Development, Inc. awarded JRM a contract valued at $80,000,000 for the fabrication of topsides for the Shell Brutus development. Under the contract, JRM will fabricate five modules that form the deck: the process, drilling, power, quarters and wellbay modules. The total weight of the topside will be approximately 22,000 tons, including all process equipment and the drilling rig.

Also during the nine-month period ended December 31, 1999, JRM was awarded a $37,000,000 contract for the fabrication, transportation and installation of offshore platforms, pipelines and cables for Saudi Arabian Oil Company.

JRM has historically performed work on a fixed-price, cost-plus or day-rate basis or a combination thereof. More recently, certain "partnering-type" contracts have introduced a risk-and-reward element wherein a portion of total compensation is tied to the overall performance of the alliance partners. Our Marine Construction Services segment attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through an estimate of these changes, which is reflected in the original price, or through price escalation clauses. Most of JRM's long-term contracts have provisions for progress payments.

Factors Affecting Demand

Our Marine Construction Services segment's activity depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. Numerous factors influence these expenditures, including:

     o    oil and gas prices, along with the cost of production and delivery,

     o    the terms and conditions of offshore leases,

     o    the discovery rates of new reserves offshore,

     o the ability of businesses in the oil and gas industry to raise capital, and

     o    local and international political and economic conditions.

As a result of continued uncertainty in oil and gas prices and a significant increase in merger activity, we expect oil and gas company capital exploration and production budgets for calendar year 2000 will continue at low levels similar to those in calendar year 1999. Economic and political conditions in Asia have had an adverse effect on overall exploration and production spending.

C.   POWER GENERATION SYSTEMS

General

Our Power Generation Systems segment:

     o provides engineered-to-order services, products and systems for energy conversion worldwide and related industrial equipment, such as burners, pulverizer mills, soot blowers and ash handlers;

     o manufactures heavy-pressure equipment for energy conversion, such as boilers fueled by coal, oil, bitumen, natural gas, solid municipal waste, biomass and other fuels;

     o    fabricates steam generators for nuclear power plants;


     o designs and supplies environmental control systems, including both wet and dry scrubbers for flue gas desulfurization, modules for selective catalytic reduction of nitrogen oxides and electrostatic precipitators and similar devices;

     o supports operating plants with a wide variety of services, including the installation of new systems and replacement parts, engineering upgrades, construction, maintenance and field technical services such as condition assessments;

     o provides inventory services to help customers respond quickly to plant interruptions and assist construction crews in maintaining and repairing operating equipment; and

     o provides power through cogeneration, refuse-fueled power plants, and other independent power-producing facilities and participates in this market as a contractor for engineer-procure-construct services, as an equipment supplier, as an operations and maintenance contractor and as an owner.

Our Power Generation Systems segment's principal manufacturing plants are located in West Point, Mississippi; Lancaster, Ohio; and Cambridge, Ontario, Canada. B&W owns each of these plants. It closed its Paris, Texas plant during the fiscal year ended March 31, 1999. This segment also operates an independent power facility located in Ebensburg, Pennsylvania. This segment's unconsolidated affiliates' (equity investees') foreign plants are located in Beijing, China; Batam Island, Indonesia; Pune, India; and Cairo, Egypt.

Foreign Operations

Our Power Generation Systems segment's revenues, net of intersegment revenues, segment income derived from operations located outside of the United States, and the approximate percentages to our total consolidated revenues and total consolidated segment income, respectively, follow:

                                                         Revenues         Segment Income
                                                      Amount    Percent   Amount   Percent
                                                             (Dollars in thousands)
         Nine-month period ended December 31, 1999   $ 154,324     8%    $ 14,125    13%
         Fiscal year ended March 31, 1999            $ 189,148     6%    $  8,283     3%
         Fiscal year ended March 31, 1998            $ 196,831     5%    $ 25,694     6%

This segment engineers and builds products for installation at its United States and Canadian facilities, as well as at the facilities of this segment's equity investees in China, Indonesia, India and Egypt.

Raw Materials

Our Power Generations Systems segment uses raw materials such as carbon and alloy steels in various forms, including plates, forgings, structurals, bars, sheets, strips, heavy wall pipes and tubes. We also purchase many components and accessories for assembly. We generally purchase these raw materials and components as needed for individual contracts. Although shortages of some raw materials have existed from time to time, no serious shortage exists at the present time. This segment does not depend on a single source of supply for any significant raw materials.

Customers and Competition

Our Power Generation Systems segment's principal customers are government- and investor-owned utilities and independent power producers, businesses in various process industries, such as pulp and paper mills, petrochemical plants, oil refineries and steel mills, and other steam-using businesses and institutions. The electric power generation industry accounted for approximately 33%, 26% and 24% of McDermott's total revenues for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively.

Customers normally purchase services, equipment or systems from our Power Generation Systems segment after an extensive evaluation process based on competitive bids. We generally submit proposals based on the estimated cost of each job.

In this segment we primarily compete with:

     o a number of domestic and foreign-based companies specializing in steam-generating systems, equipment and services, including ABB Asea Brown Bovari Ltd., Mitsui Babcock Energy Limited, Ahlstrom Corporation, DB Riley, Inc., Foster Wheeler Corporation and Kvaerner ASA;

     o a number of additional companies in the markets for environmental control equipment and related specialized industrial equipment and in the independent power-producing business; and

     o other suppliers of steam systems for replacement parts, repair and alteration and other services required to backfit and maintain existing systems.

Backlog

At December 31, 1999 and March 31, 1999, the backlog in our Power Generation Systems segment amounted to $1,202,695,000 and $905,283,000, or approximately 37% and 35%, respectively, of our total consolidated backlog. Backlog in this segment increased primarily as a result of new bookings in both service and original equipment markets. Of the December 31, 1999 backlog, we expect to recognize approximately $680,892,000 in revenues in 2000, $270,016,000 in 2001 and $251,787,000 thereafter, of which we expect to recognize approximately 86% in 2002 through 2004.

During the nine-month period ended December 31, 1999, this segment was awarded a contract providing for over $150,000,000 in revenue from Duke Power to supply six replacement nuclear steam generators at its Oconee Nuclear Power Station. This segment was also awarded a $185,000,000 contract from Kansas City Power & Light to engineer, procure and construct a new pulverized coal-fired boiler island and the balance of plant equipment at its Hawthorne Station. In addition, Bechtel International, Inc. awarded this segment a $95,000,000 contract to fabricate two coal-fired boilers for Integran's Millmerran station in Queensland, Australia.

If, in our management's judgment, it becomes doubtful whether contracts will proceed, we adjust our backlog accordingly. If contracts are deferred or cancelled, we are usually entitled to a financial settlement related to the individual circumstances of the contract. We typically perform operations and maintenance contracts over an extended period. As a result, we include an estimate of the revenues from those contracts in our backlog.

We attempt to cover increased costs of anticipated changes in labor, material and service costs of our long-term contracts through an estimate of those changes, which we reflect in the original price. Most of our long-term contracts contain provisions for progress payments.

Factors Affecting Demand

The activity of this segment depends mainly on the capital expenditures of electric power generating companies, paper companies and other steam-using industries. Several factors influence these expenditures:

     o prices for electricity and paper, along with the cost of production and distribution,

     o demand for electricity, paper and other end products of steam-generating facilities,

     o availability of other sources of electricity, paper or other end products,

     o    requirements for environmental improvements,

     o level of capacity utilization at operating power plants, paper mills and other steam-using facilities,

     o requirements for maintenance and upkeep at operating power plants and paper mills to combat the accumulated effects of wear and tear,

     o ability of electric generating companies and other steam users to raise capital, and

     o relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.

In recent years, electric utilities in parts of Asia and the Middle East have been substantial purchasers of new baseload generating units and environmental control systems as a result of the growth of their economies and the small existing stock of electrical generating capacity in many developing countries in those regions. A currency crisis, which began in Southeast Asia in the summer of 1997, has slowed the number of inquiries and orders. With the international markets in an unsettled condition, several projects in emerging markets have been delayed, suspended or cancelled. Our Power Generation Systems segment may be negatively affected if the adverse economic and political conditions in Southeast Asia continue.

As a result of sustained economic growth in the United States, electric utilities have invested in maintenance, upkeep and environmental improvements at their power plants. This demand has led to increased service and environmental work for our Power Generation Systems segment. During the nine-month period ended December 31, 1999, the U.S. Environmental Protection Agency sued several of this segment's customers over the proper classification of this maintenance, upkeep and environmental improvement. Depending on the course of this litigation, this segment's U.S. customers may be required to reduce their investment in maintenance, upkeep and environmental improvements at their operating power plants.

This segment's systems, products and services are capital intensive. As such, customer demand is heavily affected by the variations in their business cycles and by the overall economies of their countries. Availability of funds to this segment's customers for project financing, investment and maintenance varies with the conditions of their domestic businesses.

B&W Reorganization

B&W and its subsidiaries conduct most of the operations of our Power Generation Systems segment. On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11 of the U.S. Bankruptcy Code. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos products liability. We expect that this filing will have little effect, if any, on B&W's customers, suppliers, employees or retirees. We are committed to operating the business as normal, delivering products and services as usual and pursuing new contracts and growth opportunities for B&W and its subsidiaries. However, as of February 22, 2000, the B&W operations are subject to the jurisdiction of the Bankruptcy Court and, as a result, our access to cash flows of B&W and its subsidiaries is restricted. For additional information concerning these developments, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Effect of B&W Chapter 11 Filing and Notes 1, 11 and 20 to the consolidated financial statements.

D.   GOVERNMENT OPERATIONS

General

Our Government Operations segment provides nuclear fuel assemblies and nuclear reactor components to the U.S. Navy for the Naval Reactors Program. This segment also supplies other equipment and services to the U.S. Government. It is also proceeding with new government projects and is exploring new programs that require the technological capabilities it has developed as a government contractor. Examples of these activities include environmental restoration services and the management of government-owned facilities, primarily within the nuclear weapons complex of the Department of Energy.

This segment's principal plants are located in Lynchburg, Virginia and Barberton, Ohio. Substantially all of the operations of the Government Operations segment are performed by BWXT.

Raw Materials

Our Government Operations segment does not depend on a single source of supply for any significant raw materials, except for uranium, which the U.S. Government owns and provides to us for use in the nuclear fuel assemblies we supply for the Naval Reactors Program.

Customers and Competition

Our Government Operations' segment is the sole supplier to the U.S. Navy of all nuclear fuel assemblies and major nuclear reactor components for the Naval Reactors Program. There are a limited number of suppliers of small nuclear components, with one of our subsidiaries, BWXT, being the largest based on revenues. Through the operations of this segment, we are also involved along with other companies in the operation of:

     o the Idaho National Engineering and Environmental Laboratory near Idaho Falls, Idaho;

     o    the Rocky Flats Environmental Technology Site near Boulder, Colorado;
          and

     o    the Savannah River Site in Aiken, South Carolina.

During the fiscal year ended March 31, 1998, we received a large multi-year contract from the U.S. Department of Energy as the prime contractor to manage the environmental remediation and site transition project at its Mound Site in Miamisburg, Ohio. A BWXT subsidiary, Babcock & Wilcox of Ohio, Inc., began performing under the contract in October 1997. The contract is subject to annual funding.

The U.S. Government accounted for approximately 16%, 12% and 10% of our total consolidated revenues for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively, including 11%, 8% and 7%, respectively, related to nuclear fuel assemblies and reactor components for the U.S. Navy.

Backlog

At December 31, 1999 and March 31, 1999, our Government Operations segment's backlog amounted to $1,151,960,000 and $860,981,000, or approximately 35% and 34%, respectively, of our total consolidated backlog. Of the December 31, 1999 backlog in this segment, we expect to recognize revenues of approximately $399,507,000 in 2000, $271,104,000 in 2001 and $481,349,000 thereafter, of which we expect to recognize approximately 88% in 2002 through 2004. At December 31, 1999, this segment's backlog with the U.S. Government was $1,053,826,000 (of which $9,392,000 had not yet been funded), or approximately 32% of our total consolidated backlog. The December 31, 1999 U.S. Government backlog includes only the current year funding for the Department of Energy's Mound Site in Miamisburg, Ohio. During the nine-month period ended December 31, 1999, the U.S. Government awarded this segment approximately $500,000,000 of new orders for aircraft carrier components, new concept steam generators for the newest submarine design and other non-naval reactor components.

Factors Affecting Demand

This segment's systems are generally capital intensive. This segment may be impacted by U.S. Government budget restraints.

Even with the maturing of the U.S. Navy's shipbuilding program and recent reductions in the U.S. Government's defense budget, the demand for nuclear fuel assemblies and reactor components for the U.S. Navy has continued to comprise a substantial portion of this segment's backlog. We expect that orders for U.S. Navy nuclear fuel assemblies and nuclear reactor components will continue to be a significant part of backlog for the foreseeable future.

E.   INDUSTRIAL OPERATIONS

General

Our Industrial Operations segment includes the results of our engineering and construction operations, HPC, and MTI. We conduct our engineering and construction operations primarily through MECL.

MECL provides services, including project management, conceptual and process design, front-end engineering and design, detailed engineering, procurement, construction management and contract maintenance services to industries worldwide, including: oil and gas; power generation; industrial, civil and marine construction; petrochemical; and pulp and paper. HPC's products include air-cooled heat exchangers, combination water- and air-cooled systems, air-cooled vacuum steam condensers, fiberglass-reinforced axial flow fans for air-cooled heat exchangers and wet cooling towers and fan control systems. MTI performs research activities for several of our internal operating segments and markets, negotiates and administers contracts that leverage company research and development technology needs with external funds.

HPC's principal plant is located near Houston, Texas. One of this segment's unconsolidated affiliates has a plant in Monterrey, Mexico, which manufactures axial flow fans and structural components for air-cooled heat exchangers. MTI's research and development facilities are located in Alliance, Ohio and Lynchburg, Virginia. MECL's operations are located in Calgary, Alberta, Canada.

Foreign Operations

Our Industrial Operations segment's revenues, net of intersegment revenues, segment income derived from operations located outside of the United States, and the approximate percentages to our total consolidated revenues and total consolidated segment income, respectively, follow:

                                                                   Revenues         Segment Income
                                                                Amount    Percent   Amount    Percent
                                                                        (Dollars in thousands)
                  Nine-month period ended December 31, 1999   $  309,175    16%    $  5,570      5%
                  Fiscal year ended March 31, 1999            $  319,937    10%    $  4,592      2%
                  Fiscal year ended March 31, 1998            $  195,886     5%    $ 90,516     23%

Raw Materials

Our Industrial Operations segment uses raw materials such as carbon and alloy steels in various forms, including plates, bars, sheets and pipes, and aluminum pipes, aluminum strips, fiberglass cloth and epoxy resins. We purchase the majority of those raw materials and components as needed for individual contracts. We carry additional quantities of raw materials as base stock for jobs requiring quick turnaround. Although extended lead times for certain raw materials have existed from time to time, no serious shortage exists at the present time, and we do not expect any significant shortage in the foreseeable future. We do not depend on a single source of supply for any significant raw materials we use in the operations of this segment.

Customers and Competition

Our Industrial Operations segment's principal customers include oil and natural gas producers, the electric power generation industry, petrochemical and chemical processing companies, state and federal government agencies and nonprofit utility groups.

Our customers typically award equipment orders for items such as air-cooled heat exchangers after soliciting competitive bids. In both the U.S. and international markets, this segment competes with a number of domestic and foreign-based companies specializing in air-cooled heat exchanger equipment. The majority of the engineering and construction operations contracts we compete for are awarded in a competitive market in which both price and quality are considerations.

Backlog

At December 31, 1999 and March 31, 1999, our Industrial Operations segment's backlog amounted to $415,820,000 and $400,649,000, or approximately 12% and 16%, respectively, of our total consolidated backlog. Of the December 31, 1999 backlog, we expect that we will recognize approximately $292,534,000 in revenues in 2000, $93,481,000 in 2001 and $29,805,000 thereafter.

Factors Affecting Demand

The equipment and services we provide through our Industrial Operations segment are somewhat capital intensive, and the demand for such equipment and services is affected by variations in the business cycles of this segment's customers' industries and in the overall economies in their geographic regions. Variations in business cycles are affected by, among other things, the price of oil. Legislative and regulatory issues, such as environmental regulation and fluctuations in U.S. Government funding patterns, also affect the customers of our Industrial Operations segment. Seasonal plant outages, business cycles and economic conditions cause variations in availability of funds for investment and maintenance at customers' facilities.

F.   PATENTS AND LICENSES

We currently hold a large number of U.S. and foreign patents and have numerous pending patent applications. We have acquired patents and licenses and granted licenses to others when we have considered it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how rather than patents and licenses in the conduct of our various businesses.

G.   RESEARCH AND DEVELOPMENT ACTIVITIES

We conduct our principal research and development activities at our research centers in Alliance, Ohio and Lynchburg, Virginia. We also conduct development activities at our various manufacturing plants and engineering and design offices. Our research and development activities cost approximately $35,534,000, $28,064,000 and $37,928,000 in the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Of our total research and development expenses, our customers paid for approximately $18,487,000, $15,752,000 and $22,803,000 in the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively. Our research and development activities are related to developing and improving new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. We constructed our multi-million dollar clean environment development facility in Alliance, Ohio in response to present and future emission pollution standards in the U.S. and worldwide. At December 31, 1999, we had approximately 160 employees engaged full time in research and development activities.

H.   INSURANCE

We maintain liability and property insurance in amounts we consider adequate for those risks we consider necessary. Some risks are not insurable or insurance to cover them is available only at rates that we consider uneconomical. These risks include war and confiscation of property in some areas of the world, pollution liability in excess of relatively low limits and, in recent years, asbestos liability. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. Insurance or contractual indemnity protection, when obtained, may not be sufficient or effective under all circumstances or against all hazards to which we may be subject.

Our insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of our utility customers. To protect against liability for damage to a customer's property, we obtain waivers of subrogation from the customer and its insurer and are usually named as an additional insured under the utility customer's nuclear property policy. To protect against liability from claims brought by third parties, we are insured under the utility customer's nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities.

Although we do not own or operate any nuclear reactors, we have coverage under commercially available nuclear liability and property insurance for three of our four facilities that are licensed to possess special nuclear materials. The fourth facility operates primarily as a conventional research center. This facility is licensed to possess special nuclear material and has a small and limited amount of special nuclear material on the premises. Two of our four facilities are located at MTI's Lynchburg, Virginia site. These facilities are insured under a nuclear liability policy that also insures the facility of Framatome Cogema Fuel Company ("FCFC"), formerly B&W Fuel Company, which we sold during the fiscal year ended March 31, 1993. All three licensed facilities share the same nuclear liability insurance limit, as the commercial insurer would not allow FCFC to obtain a separate nuclear liability insurance policy. Due to the type or quantity of nuclear material present under contract with the U.S. Government, the two facilities in Lynchburg have statutory indemnity and limitation of liability under the Price-Anderson Act. In addition, our contracts to manufacture and supply nuclear fuel or nuclear components to the U.S. Government contain statutory indemnity clauses under which the U.S. Government has assumed the risks of public liability claims related to nuclear incidents.

JRM's offshore construction business is subject to the usual risks of operations at sea. JRM has additional exposure because it uses expensive construction equipment, sometimes under extreme weather conditions, often in remote areas of the world. In many cases, JRM also operates on or in proximity to existing offshore facilities. These facilities are subject to damage that could result in the escape of oil and gas into the sea.

As a result of the asbestos contained in commercial boilers that B&W sold in prior decades, B&W is subject to a substantial volume of nonemployee products liability claims asserting asbestos-related injuries. The vast majority of these claims relate to exposure to asbestos occurring prior to 1977, the year in which the U.S. Occupational Safety and Health Administration adopted new regulations that impose liability on employers for, among other things, job-site exposure to asbestos.

B&W received its first products liability asbestos claims in 1983. Initially, B&W's primary insurance carrier, a unit of Travelers Group, handled the claims. B&W exhausted the limits of its primary insurance coverage in 1989. Since then, B&W has been handling the claims under a claims-handling program funded primarily by reimbursements from its excess-coverage insurance carriers. B&W's excess coverage available for asbestos-related products liability claims runs from 1949 through March 1986. This coverage has been provided by a total of 136 insurance companies. B&W obtained varying amounts of excess-coverage insurance for each year within that period, and within each year there are typically several increments of coverage. For each of those increments, a syndicate of insurance companies has provided the coverage.

B&W has agreements with the majority of its excess-coverage insurers concerning the method of allocating products liability asbestos claim payments to the years of coverage under the applicable policies. We have reflected our estimates of B&W's liability and its related insurance recoveries as accruals in our consolidated financial statements. We review these accruals at the end of each quarter. To the extent the estimated liability has exceeded the estimated insurance recoveries, we have recorded a charge against earnings. See Note 11 to the consolidated financial statements regarding B&W's potential liability for non-employee products liability asbestos claims.

We have two wholly owned insurance subsidiaries that provide general and automotive liability, builders' risk within certain limits, marine hull and workers' compensation insurance to our companies. These insurance subsidiaries have not provided significant amounts of insurance to unrelated parties.

I.   EMPLOYEES

At December 31, 1999, we employed approximately 17,500 persons compared with 20,350 at March 31, 1999. Approximately 6,000 of our employees were members of labor unions at December 31, 1999, as compared with approximately 7,000 at March 31, 1999. The majority of B&W's and BWXT's manufacturing facilities operate under union contracts, which we customarily renew every two to three years. After nine months of negotiations between BWXT and one of its unions, BWXT temporarily discontinued operations for its nuclear equipment division's union workforce at its Barberton, Ohio facility on April 23, 1999, because of the union's refusal to vote on a new labor contract. The union ratified BWXT's final offer on May 9, 1999, and the union workers returned to work. Three additional union contracts covering approximately 210 hourly workers at one of B&W's facilities expired in the nine-month period ended December 31, 1999. The union workforce ratified the contracts after a twelve-week work stoppage. We have two union contracts expiring in the next twelve months. We expect to renew our union contracts without incident. However, if we are unable to negotiate acceptable new contracts with our unions in the future, we could experience strikes or other work stoppages by the affected employees, and new contracts could result in increased operating costs attributable to both union and non-union employees. If any such strikes or other work stoppages were to occur, or if our other employees were to become represented by unions, we could experience a significant disruption of our operations and higher ongoing labor costs. Currently, we consider our relationship with our employees to be satisfactory.

J.   ENVIRONMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

A wide range of federal, state, local and foreign laws, ordinances and regulations apply to our operations, including those relating to:

     o constructing and equipping electric power and other industrial facilities;

     o    possessing and processing special nuclear materials;

     o    workplace health and safety; and

     o    protection of the environment.

We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.

Our operations are subject to the existing and evolving legal and regulatory standards relating to the environment. These standards include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and similar laws that provide for responses to and liability for releases of hazardous substances into the environment. These standards also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and waste, and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. We believe that our facilities are in substantial compliance with current regulatory standards.

Our compliance with U.S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $272,000 in the nine-month period ended December 31, 1999. We expect to spend another $1,765,000 on such capital expenditures over the next five years. Complying with existing environmental regulations resulted in pretax charges of approximately $7,915,000 in the nine-month period ended December 31, 1999. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly.

We have been identified as a potentially responsible party at various cleanup sites under CERCLA. CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial position, results of operations or liquidity in any given year.

Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities") and B&W proceeded to decommission the facilities in accordance with its existing Nuclear Regulatory Commission ("NRC") license. B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2002. BWXT expects to request approval from the NRC to release the site for unrestricted use at that time. At December 31, 1999, the remaining provision for the decontamination, decommissioning and closing of these facilities was $8,698,000. For a discussion of certain civil litigation we are involved in concerning the Parks Facilities, see "Item 3--Legal Proceedings."

The Department of Environmental Protection of the Commonwealth of Pennsylvania ("PADEP") advised B&W in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought related to potential groundwater contamination resulting from previous operations at the facilities. BWXT now owns these facilities. PADEP has advised BWXT that it does not intend to assess any monetary sanctions, provided that BWXT continues its remediation program for the Parks Facilities.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.

The NRC's decommissioning regulations require BWXT and MTI to provide financial assurance that they will be able to pay the expected cost of decommissioning their facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance aggregating $39,327,000 during the fiscal year ending December 31, 2000 by issuing letters of credit for the ultimate decommissioning of all their licensed facilities, except one. This facility, which represents the largest portion of BWXT's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the U.S. Department of Energy.

An agreement between the NRC and the State of Ohio to transfer regulatory authority for MTI's NRC licenses for byproduct and source nuclear material was finalized in December 1999. In conjunction with the transfer of this regulatory authority and upon notification by NRC, MTI issued decommissioning financial assurance instruments naming the State of Ohio as the beneficiary.

At December 31, 1999 and March 31, 1999, we had total environmental reserves (including provisions for the facilities discussed above), of $23,391,000 and $31,568,000, respectively. Of our total environmental reserves at December 31, 1999 and March 31, 1999, $11,787,000 and $19,835,000, respectively, were included in current liabilities. Our estimated recoveries of these costs are included in environmental and products liability recoverable at December 31, 1999. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in a material adjustment to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

K.   CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

In addition, various statements this Transition Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Items 1 and 2 - "Business and Properties" and Item 3 - "Legal Proceedings" in Part I of this report and in
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to unduly rely on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

     o    general economic and business conditions and industry trends;

     o    the continued strength of the industries in which we are involved;

     o decisions about offshore developments to be made by oil and gas companies;

     o    the deregulation of the U.S. electric power market;

     o    the highly competitive nature of our businesses;

     o our future financial performance, including availability, terms and deployment of capital;

     o    the continued availability of qualified personnel;

     o changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings, including the results of ongoing governmental investigations and related civil lawsuits involving alleged anticompetitive practices in our marine construction business;

     o estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the recently commenced Chapter 11 reorganization proceedings involving B&W and certain of its subsidiaries;

     o    changes in existing environmental regulatory matters;

     o    rapid technological changes;

     o continuing uncertainties relating to the recent change over to the year 2000;

     o difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions; and

     o social, political and economic situations in foreign countries where we do business.

We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Item 3.  LEGAL PROCEEDINGS

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

On becoming aware of the allegations involving HeereMac, we initiated action to terminate JRM's interest in HeereMac, and, on December 19, 1997, Heerema acquired JRM's interest in exchange for cash and title to several pieces of equipment. On December 21, 1997, HeereMac and one of its employees pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, the North Sea and the Far East. HeereMac and the HeereMac employee were fined $49,000,000 and $100,000, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither MII, JRM nor any of their officers, directors or employees was a party to those proceedings.

In July 1999, a former JRM officer was indicted by the Department of Justice for participating in an international bid-rigging conspiracy for the sale of marine construction services and pled guilty.

We have cooperated with the Department of Justice in its investigation. The Department of Justice also has requested additional information from us relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court dismissed the Statoil Litigation for lack of subject matter jurisdiction. In August 1999, Statoil filed its notice of appeal of the dismissal. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining claims in the lawsuit. That motion is pending.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequently, the following parties (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc. and The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C. and Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages.

We are also cooperating with a Securities and Exchange Commission ("SEC") investigation into whether MII and JRM may have violated U.S. securities laws in connection with, but not limited to, the matters described above. MII and JRM are subject to a consent decree under a judicial order entered in 1976, with the consent of MI (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint. This decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of this decree could result in substantial civil and/or criminal penalties to the companies.

As a result of the initial allegations of wrongdoing in March 1997, we formed and have continued to maintain a special committee of our Board of Directors to monitor and oversee our investigation into all of these matters.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC investigation, our internal investigation, the above-referenced lawsuits or any actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. These matters could result in civil and criminal liability and have a material adverse effect on our consolidated financial position and results of operations.

B&W and Atlantic Richfield Company are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania, involving approximately 300 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"), alleging, among other things, that they suffered personal injury and property damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and Atlantic Richfield Company liable to the first eight plaintiffs brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the court set aside the judgement and ordered a new trial on all issues. Recently, the court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters. We do not expect any further trials on the other cases until a decision is rendered on the appeal. There is a controversy between B&W and its insurers as to the amount of insurance coverage under the insurance policies covering these facilities. B&W has filed an action seeking a judicial determination of this matter, which is currently pending in a Pennsylvania court. We believe that any award and all other claims will be resolved within the limits and coverage of our insurance policies, but our insurance coverage may not be adequate and we may be materially adversely impacted if our potential liability exceeds our coverage. In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

From December 1999 through February 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of these complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. We filed motions to dismiss three of these complaints for failure to state a claim on which relief can be granted, before they were consolidated before one federal judge in New Orleans. The fourth case has now been consolidated with the others. The plaintiffs have been allowed to file a consolidated amended complaint, which we will respond to after it has been filed. We believe the substantive allegations contained in the original complaints are without merit and intend to defend against these and any substantively similar claims vigorously.

In December 1998, JRM was in the process of installing a deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. As a result, Texaco has withheld payment to JRM of $23,000,000 due under the installation contract, and recently JRM instituted an arbitration proceeding against Texaco seeking the amount owed. Texaco has countered, claiming damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor. Texaco has also filed a lawsuit against a number of other parties, claiming that they are responsible for the incident. It is our position that the installation contract between the parties prohibits Texaco's claims against JRM and JRM is entitled to the amount withheld.

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including performance or warranty related matters under our customer and supplier contracts and other business arrangements. In our management's opinion, none of this litigation or disputes or claims will have a material adverse effect on our consolidated financial position or results of operations.

See Items 1. and 2. H and Note 11 to the consolidated financial statements regarding B&W's potential liability for non-employee products liability asbestos claims and the Chapter 11 reorganization proceedings recently commenced by B&W and certain of its subsidiaries.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 1999.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Our common stock is traded on the New York Stock Exchange. High and low stock prices and dividends we declared in the fiscal year ended March 31, 1999 and the nine-month period ended December 31, 1999 were as follows:

                        FISCAL YEAR ENDED MARCH 31, 1999

                                                          SALES PRICE                      CASH
                                                          -----------                    DIVIDENDS
                QUARTER ENDED                       HIGH                LOW              DECLARED
                -------------                       ----                ---              --------
                June 30, 1998                $    43 - 15/16       $  34 - 3/8          $     0.05
                September 30, 1998           $    35               $  19 - 1/4          $     0.05
                December 31, 1998            $    32 - 5/16        $  21 - 31/32        $     0.05
                March 31, 1999               $    27               $  19 - 1/4          $     0.05

                    NINE-MONTH PERIOD ENDED DECEMBER 31, 1999


                                                           SALES PRICE                    CASH
                                                           -----------                   DIVIDENDS
                QUARTER ENDED                       HIGH                LOW              DECLARED
                -------------                       ----                ---              --------
                June 30, 1999                $     32 - 1/2        $   24               $     0.05
                September 30, 1999           $     29 - 7/16       $   19 - 3/8         $     0.05
                December 31, 1999            $     20 - 3/4        $    7 - 1/4         $     0.05

As of December 31, 1999, there were approximately 4,396 record holders of our common stock.

Item 6.  SELECTED FINANCIAL DATA

                                                      For the
                                                     Nine-Month
                                                    Period Ended
                                                     December 31,           For the Fiscal Years Ended March 31,
                                                   1999        1998        1999        1998        1997        1996
                                                ----------  ----------  ----------  ----------  ----------  ----------
                                                           (Unaudited)
                                                            (In thousands, except for per share amounts)
     Revenues                                   $1,891,088  $2,400,617  $3,149,985  $3,674,635  $3,150,850  $3,244,318
     Income (Loss) before Extraordinary Item    $      440  $  215,465  $  192,081  $  215,690  $ (206,105) $   20,625
     Net Income (Loss)                          $      440  $  215,465  $  153,362  $  215,690  $ (206,105) $   20,625
     Basic Earnings (Loss) per Common Share:
       Income (Loss) before Extraordinary Item  $     0.01  $     3.65  $     3.25  $     3.74  $    (3.95) $     0.23
       Net Income (Loss)                        $     0.01  $     3.65  $     2.60  $     3.74  $    (3.95) $     0.23
     Diluted Earnings (Loss) per Common Share:
       Income (Loss) before Extraordinary Item  $     0.01  $     3.50  $     3.16  $     3.48  $    (3.95) $     0.23
       Net Income (Loss)                        $     0.01  $     3.50  $     2.53  $     3.48  $    (3.95) $     0.23

     Total Assets                               $3,874,891  $3,853,457  $4,305,520  $4,501,130  $4,599,482  $4,387,251
     Long-Term Debt                             $  323,014  $  567,802  $  323,774  $  598,182  $  667,174  $  576,256
     Subsidiary's Redeemable Preferred Stocks           --          --          --     155,358     170,983     173,301
                                                ----------  ----------  ----------  ----------  ----------  ----------
     Total                                      $  323,014  $  567,802  $  323,774  $  753,540  $  838,157  $  749,557

     Cash Dividends per Common Share            $     0.15  $     0.15  $     0.20  $     0.20  $     0.60  $     1.00

See Note 18 to the consolidated financial statements for significant items included in the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999.

Our results for the fiscal year ended March 31, 1998 include:

     o a gain of $96,059,000 from the sale of our interest in Sakhalin Energy Investment Company, Ltd.;

     o a gain of $33,072,000 from the sale of our interest in Universal Fabricators Incorporated;

     o a gain of $223,651,000 and a $61,637,000 distribution of earnings from the termination of the HeereMac joint venture;

     o impairment losses of $285,427,000, including a write-off of goodwill associated with the acquisition of OPI of $262,901,000; and

     o    a $5,419,000 provision for employee severance costs.

Our results for the fiscal year ended March 31, 1997 include:

     o    asset impairment losses of $54,642,000;

     o gains on asset disposals of $72,121,000, including the realization of $12,271,000 of the deferred gain on the sale of major marine vessels to HeereMac;

     o favorable workers' compensation cost adjustments and other insurance adjustments of $21,441,000;

     o a provision of $72,400,000 for estimated future non-employee products liability asbestos claims;

     o    write-downs of equity investments totaling $25,875,000;

     o the $12,506,000 write-down of certain claims for which recovery was not probable; and

     o    a $10,285,000 provision related to employee severance costs.

Our results for the fiscal year ended March 31, 1996 include:

     o an equity income gain of $30,612,000 resulting from the sale of two power purchase contracts;

     o favorable workers' compensation cost adjustments and other insurance adjustments of $24,640,000;

     o a gain of $34,788,000 resulting from the sale of our interest in Caspian Sea oil fields; and

     o the write-off of an insurance claim of $12,600,000 due to an unfavorable arbitration ruling related to the recovery of cost incurred for corrective action in certain utility and industrial installations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS WE MAKE IN THE FOLLOWING DISCUSSION WHICH EXPRESS A BELIEF, EXPECTATION OR INTENTION, AS WELL AS THOSE THAT ARE NOT HISTORICAL FACT, ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, COULD DIFFER MATERIALLY FROM THOSE WE EXPRESS IN THE FOLLOWING DISCUSSION AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THE RISKS AND UNCERTAINTIES WE HAVE REFERRED TO UNDER THE HEADING "CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS" IN ITEMS 1 AND 2 OF PART I OF THIS REPORT.

GENERAL

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world's major hydrocarbon producing regions. Our revenues from this segment reflect the variability associated with the timing of significant development projects. Although oil and gas prices have increased significantly in recent months, there is a continued uncertainty in the stability of oil and gas prices and a significant increase in oil company merger activity. As a result, we expect that our Marine Construction Services' customers' exploration and production spending will not increase significantly during the next year. Economic and political instability in Asia has also had an adverse effect on the timing of exploration and production spending. Consequently, we do not expect our Marine Construction Services segment's revenues to increase significantly in 2000.

The amount of revenues we generate from our Power Generation Systems segment primarily depends on capital spending by customers in the electric power generation industry. In that industry, persistent economic growth in the United States has brought the supply of electricity into approximate balance with energy demand, except during periods of peak demand. Electric power producers have generally been meeting these peaks with new combustion turbines rather than new base-load capacity. New U.S. emissions requirements have also prompted some customers to place orders for environmental equipment. Domestic demand for electrical power generation industry services and replacement nuclear steam generators continues at strong levels. In the process industries, demand for services remains strong, and the pulp and paper industry have recently increased their inquiries relating to the refurbishment or replacement of their existing recovery boilers. The international markets remain unsettled. Economic and political instability in Asia has caused projects there to be delayed, suspended or cancelled. We currently expect the 2000 operating activity of this segment will be about the same as in 1999. B&W and its subsidiaries conduct substantially all of the operations of our Power Generation Systems segment. As previously discussed, on February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11 of the U.S. Bankruptcy Code. We expect that this filing will have little effect, if any, on our customers, suppliers, employees or retirees. However, due to the bankruptcy filing, the B&W operations are subject to the jurisdiction of the Bankruptcy Court and, as a result, our access to the cash flows of B&W is restricted. Effective February 22, 2000 and until B&W and the other filing subsidiaries emerge from the reorganization, we will no longer consolidate B&W's and its subsidiaries' results of operations in our consolidated financial statements and our investment in B&W will be presented on the cost method. Accordingly, until B&W and its filing subsidiaries emerge from the jurisdiction of the bankruptcy court and the subsequent accounting is determined, Power Generation Systems will no longer be a reportable segment. See further discussion of the impact of the filing on our operations in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Effect of B&W Chapter 11 Filing.

The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As a result of reductions in the defense budget over the past several years, we do not expect this segment to experience any significant growth in the next three years. We expect this segment's backlog to remain relatively constant since it is the sole supplier to the U.S. Navy of nuclear fuel assemblies and major nuclear reactor components for the Naval Reactors Program. We currently expect the 2000 operating activity of this segment will be about the same as in 1999.

The revenues of our Industrial Operations segment are affected by variations in the business cycles in its customers' industries and the overall economy. Legislative and regulatory issues such as environmental regulations and fluctuations in U.S. Government funding patterns also affect this segment. We currently expect the 2000 operating activity of this segment will be about the same as in 1999.

In general, each of our business segments is composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues.

We derive a significant portion of our revenues from foreign operations. As a result, international factors, including variations in local economies and changes in foreign currency exchange rates affect our revenues and operating results. We attempt to limit our exposure to changes in foreign currency exchange rates by attempting to match anticipated foreign currency contract receipts with like foreign currency disbursements. To the extent that we are unable to match the foreign currency receipts and disbursements related to our contracts, we enter into forward exchange contracts to reduce the impact of foreign exchange rate movements on our operating results. Because we generally do not hedge beyond our contract exposure, we believe this practice minimizes the impact of foreign exchange rate movements on our operating results.

NINE-MONTH PERIOD ENDED DECEMBER 31, 1999 VS. NINE-MONTH PERIOD ENDED DECEMBER 31, 1998 (UNAUDITED)

Marine Construction Services

Revenues decreased $542,280,000 to $490,719,000 due to lower volume in essentially all geographic areas.

Segment operating income decreased $83,121,000 to $31,078,000, primarily due to the lower volume and the amortization of the goodwill associated with our purchase of the public minority interest in JRM. These decreases were partially offset by higher margins in North American offshore activities, higher margins in Middle Eastern procurement activities and lower general and administrative expenses.

Gain (loss) on asset disposals and impairments - net decreased $40,501,000 from a gain of $38,849,000 to a loss of $1,652,000. The gain in the prior period was primarily due to the termination of the McDermott-ETPM joint venture and the sale of three vessels.

Income (loss) from investees decreased $20,543,000 from income of $7,335,000 to a loss of $13,208,000, primarily due to lower operating results from our Mexican joint venture and the gain we realized in the prior period on the sale of assets in a Malaysian joint venture.

Backlog for the Marine Construction Services segment at December 31, 1999 and March 31, 1999 was $514,822,000 and $406,183,000, respectively. The backlog increased primarily because of the contract Conoco Indonesia, Inc. awarded us relating to the West Natuna pipeline transportation system project.

Power Generation Systems

Revenues decreased $45,590,000 to $729,969,000, primarily due to lower volumes from the fabrication, repair and retrofit of existing facilities, boiler cleaning equipment, private power systems projects and industrial boilers. These decreases were partially offset by higher volumes from replacement parts, nuclear services and replacement nuclear steam generators.

Segment operating income decreased $4,914,000 to $52,095,00, primarily due to lower volumes and margins from boiler cleaning equipment and private power systems projects, lower margins from the fabrication and erection of fossil fuel steam and environmental control systems and a lower volume of sales of industrial boilers. In addition, this segment's selling and marketing expenses were higher. These decreases in segment operating income were partially offset by higher volumes and margins from replacement parts and nuclear services and higher margins from fabrication, repair and retrofit services provided for existing facilities.

Income (loss) from investees decreased $6,893,000 from income of $6,255,000 to a loss of $638,000, primarily due to lower operating results in three foreign joint ventures and a payment we made relating to our decision to exit a joint venture in Turkey. These decreases were partially offset by higher operating results from a joint venture operating in Pennsylvania.

Backlog for our Power Generation Systems segment at December 31, 1999 and March 31, 1999 was $1,202,695,000 and $905,283,000, respectively. Suspensions of power projects in Southeast Asia and Pakistan have adversely impacted this segment's backlog. In addition, the U.S. market for industrial and utility boilers remains weak. However, we expect the U.S. market for services and replacement nuclear steam generators to remain strong and continue making significant contributions to our operating income.

Government Operations

Revenues increased $15,793,000 to $306,282,000, primarily due to higher volumes from management and operation contracts for U.S. Government-owned facilities, nuclear fuel assemblies and reactor components for the U.S. Government and other government operations.

Segment operating income increased $9,710,000 to $28,581,000, primarily due to the $8,000,000 settlement we recorded in the prior period for punitive damages in a civil suit associated with a formerly operated Pennsylvania facility. We also generated higher margins from our commercial nuclear environmental services. These increases were partially offset by the lower margins we received from management and operation contracts for U.S. Government-owned facilities and other government operations.

Income from investees increased $2,498,000 to $4,322,000, primarily due to higher operating results from three joint ventures.

Backlog for our Government Operations segment at December 31, 1999 and March 31, 1999 was $1,151,960,000 and $860,981,000, respectively. At December 31, 1999, this segment's backlog with the U.S. Government was $1,053,826,000, of which $9,392,000 had not yet been funded.

Industrial Operations

Revenues increased $60,984,000 to $366,582,000, primarily due to higher volumes of engineering and plant maintenance activities in our Canadian operations. These increases were partially offset by lower sales volumes from air-cooled heat exchangers and parts.

Segment operating income decreased $5,660,000 to $8,513,000, primarily due to lower sales volumes and margins from air-cooled heat exchangers and parts and higher general and administrative expenses. These decreases in operating income were partially offset by the increased volume of engineering and plant maintenance activities in our Canadian operations and reduced selling and marketing expenses.

Backlog for Industrial Operations at December 31, 1999 and March 31, 1999 was $415,820,000 and $400,649,000, respectively.

Other Unallocated Expenses

Other unallocated expenses increased $5,280,000 to $6,509,000, primarily due to higher research and development and legal expenses. These increases were partially offset by lower employee benefit expenses.

Other Income Statement Items

Interest income decreased $46,541,000 to $32,126,000, primarily due to interest income we recorded on settlement of disputed tax items with the IRS in the prior period and decreases in investments.

Interest expense decreased $13,394,000 to $35,743,000, primarily due to reductions in debt obligations and prevailing interest rates.

Minority interest expense decreased $55,690,000 to $5,679,000, primarily due to our purchase of the remaining publicly held shares of JRM by MII.

Our provision for income taxes increased $18,135,000 to $34,658,000, while our income before the provision for income taxes decreased $196,890,000 to $35,098,000. The change in the relationship of pretax income to the provision for income taxes primarily resulted from (1) a decrease in our tax expense of $17,925,000 in the prior period due to the change in our valuation allowance for deferred tax assets and (2) $21,367,000 we recorded in the prior year as a result of favorable tax settlements of disputed items in foreign jurisdictions. A decrease in income in non-tax jurisdictions also contributed to the change. The provision for the nine-month period ended December 31, 1999 reflects a non-deductible loss of $37,810,000 on the curtailment of a foreign pension plan and non-deductible amortization of goodwill of $9,929,000 created by the premium we paid on the acquisition of the minority interest in JRM. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax basis (for example, revenues versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

FISCAL YEAR ENDED MARCH 31, 1999 VS. FISCAL YEAR ENDED MARCH 31, 1998

Marine Construction Services

Revenues decreased $575,916,000 to $1,279,570,000, primarily due to lower volume in Europe as a result of the withdrawal from the traditional European engineering markets and from lower volume in essentially all activities in North America, the Middle East and in worldwide engineering. These decreases were partially offset by higher volume in the Far East.

Segment operating income increased $19,360,000 to $126,482,000, primarily due to higher volume and margins in all this segment's activities in the Far East and a favorable settlement of contract claims in that area. There were also higher margins in our Middle East fabrication operations and lower general and administrative expenses. In addition, the prior period results included amortization of OPI goodwill of $16,318,000. These increases were partially offset by lower volume in essentially all activities in North America and the Middle East and in worldwide engineering. There were also higher net operating expenses and a charge to restructure foreign joint ventures.

Gain (loss) on asset disposals and impairments-net was a gain of $18,620,000 compared to a loss of $40,119,000 in the prior period. This was primarily due to gains recognized from the termination of the McDermott-ETPM joint venture and the sale of three Gulf of Mexico vessels, partially offset by impairment losses on fabrication facilities and goodwill associated with worldwide engineering and a Mexican shipyard. The loss in the prior period was primarily due to the write-off of $262,901,000 of goodwill associated with the acquisition of OPI, partially offset by the $224,472,000 gain recognized from the termination of the HeereMac joint venture.

Income from investees decreased $59,566,000 to $10,670,000, primarily due to a $61,637,000 distribution of earnings related to the termination of the HeereMac joint venture in the prior period. There were also lower operating results from Brown & Root McDermott Fabricators Limited and a joint venture in Mexico. These decreases were partially offset by a gain on the sale of assets in a Malaysian joint venture. In addition, McDermott-ETPM West, Inc. recorded losses in the prior period.

Power Generation Systems

Revenues decreased $76,504,000 to $1,066,217,000, primarily due to lower revenues from fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators and industrial boilers. These decreases were partially offset by higher revenues from repair and alteration of existing fossil fuel steam systems and plant enhancement projects.

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

Gain (loss) on asset disposals and impairments-net increased $10,551,000 to a gain of $4,465,000 compared to a loss of $6,086,000 in the prior period. The gain was primarily due to gains recognized from the sale of a domestic manufacturing facility. The loss in the prior period was primarily due to asset impairments in this facility.

Income (loss) from investees decreased $12,274,000 from income of $7,541,000 to a loss of $4,733,000, primarily due to lower operating results from a foreign joint venture located in Egypt and the write-off of notes and accounts receivable from a foreign joint venture located in Turkey.

Government Operations

Revenues increased $12,187,000 to $382,706,000, primarily due to higher revenues from management and operation contracts for U.S. Government-owned facilities. These increases were partially offset by lower revenues from commercial operations, commercial nuclear environmental services, other government operations and nuclear fuel assemblies and reactor components for the U.S. Government.

Segment operating income increased $3,537,000 to $39,353,000, primarily due to a settlement relating to environmental restoration costs. In addition, there was higher volume from management and operation contracts for U.S. Government-owned facilities and lower general and administrative expenses. These increases were partially offset by a lower volume and margin from nuclear fuel assemblies and reactor components for the U.S. Government and a lower margin from commercial nuclear environmental services. In addition, there was an $8,000,000 settlement of punitive damage claims relating to a civil suit associated with a Pennsylvania facility formerly operated by B&W.

Industrial Operations

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

Gain (loss) on asset disposals and impairments-net decreased $128,473,000 from income of $128,239,000 to a loss of $234,000. The prior period gains were primarily due to the sale of our interests in Sakhalin Energy Investment Company Ltd. and Universal Fabricators Incorporated.

Income (loss) from investees decreased by $5,022,000 from income of $3,376,000 to a loss of $1,646,000, primarily due to lower operating results from a domestic joint venture in Colorado and the shutdown of two foreign joint ventures in the former Soviet Union.

Other Unallocated Expenses

Other unallocated expenses increased $45,719,000 to $51,005,000, primarily due to provisions for estimated future non-employee products liability asbestos claims, higher legal expenses and higher general and administrative expenses. These increases were partially offset by lower employee benefit expenses.

Other Income Statement Items

Interest income increased $35,430,000 to $97,965,000, primarily due to increases in investments in government obligations and other debt securities and interest income on domestic tax refunds. These increases were partially offset by a decrease in interest income due to the collection of a promissory note received from the sale of the derrick barges 101 and 102.

Interest expense decreased $18,192,000 to $63,262,000, primarily due to changes in debt obligations and interest rates prevailing thereon.

Other-net decreased $46,917,000 from income of $6,178,000 to expense of $40,739,000, primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims.

The provision for (benefit from) income taxes decreased $80,920,000 from a provision of $76,117,000 to a benefit of $4,803,000, while income before provision for (benefit from) income taxes and extraordinary item decreased $104,529,000 to $187,278,000. The decrease in the provision for income taxes was primarily the result of a benefit of $25,456,000 recorded as a result of the decrease in the valuation allowance for deferred taxes, favorable tax settlements totaling $30,429,000 of prior years' disputed items in various jurisdictions and a decrease in income. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits, and tax bases (for example, revenues versus income). These variances, along with variances in the mix of income within jurisdictions, are responsible for shifts in the effective tax rate.

EFFECT OF B&W CHAPTER 11 FILING

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos products liability. As a result of the filing, the Bankruptcy Court issued a temporary restraining order enjoining asbestos products liability lawsuits from being brought against B&W, its subsidiaries and B&W's affiliates, including MI, JRM and MII, subject to a hearing on a permanent injunction enjoining such lawsuits during the pendency of the bankruptcy case.

Prior to its bankruptcy filing, B&W and its subsidiaries had engaged in a strategy of negotiating and settling asbestos products liability claims brought against them and billing the settled amounts to insurers for reimbursement. The average amount per settled claim over the last three calendar years is approximately $7,900. Reimbursed amounts are subject to varying insurance limits based upon the year of coverage, insurer solvency and collection delays (due primarily to agreed payment schedules with specific insurers delaying reimbursement for three months or more). However, none of these circumstances have impaired B&W's liquidity. Claims paid during the nine months ended December 31, 1999 were $230,998,000 of which $192,981,000 has been recovered or is due from insurers. At December 31, 1999, receivables of $108,867,000 were due from insurers for reimbursement of settled claims.

Beginning in the third quarter of calendar 1999, B&W experienced a significant increase in the amount demanded by several plaintiffs' attorneys to settle certain types of asbestos products liability claims. These increased demands significantly impaired B&W's ability to continue to resolve its asbestos products liability through out-of-court settlements. As a result, B&W undertook the bankruptcy filing because it believes that a Chapter 11 proceeding offers the only viable legal process through which it and its subsidiaries can seek a comprehensive resolution of their asbestos products liability. B&W does not expect that the bankruptcy filing will negatively affect its ability to recover amounts due from insurers for settled claims as they become due and payable. At February 22, 2000, receivables of $102,703,000 were due from insurers for reimbursement of settled claims.

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into a $300,000,000 debtor-in-possession revolving credit and letter of credit facility with Citibank, N.A. and Salomon Smith Barney Inc. (the "DIP Credit Facility") with a three-year term. B&W's and its filing subsidiaries' obligations under the facility are (1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.'s assets. The DIP Credit Facility generally provides for borrowings by B&W and its filing subsidiaries for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100,000,000 in the aggregate. We expect the DIP Credit Facility will receive "superpriority" status from the Bankruptcy Court. The DIP Credit Facility imposes certain financial and non-financial covenants on B&W and its subsidiaries. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace, as they expire, pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such letters of credit totaled approximately $172,000,000 (the "Pre-existing LCs"). Each of MII, MI and BWICO have agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which it already has exposure and the associated letter of credit fees paid under the facility. $100,000,000 of the DIP Credit Facility has been approved by the Bankruptcy Court on an interim basis, subject to final court approval of the full amount of the facility.

B&W's financial results are included in our consolidated results at December 31, 1999. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method will require us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of approximately $161,000,000 as of February 22, 2000 will be subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization.

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of B&W to continue as a going concern is dependent upon its ability to settle its ultimate asbestos products liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W condensed consolidated financial information set forth below has been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment.

Following are the condensed consolidated Statements of Income and Balance Sheet data for B&W:

                                                           For the
                                                         Nine-Month           For the
                                                        Period Ended     Fiscal Year Ended
                                                        December 31,         March 31,
                                                            1999         1999        1998
                                                            ----         ----        ----
                                                                    (In thousands)
                    Revenues                            $   729,713    $ 1,061,377  $  1,132,123
                    Operating Income                    $    39,464    $    43,784  $     70,439
                    Income from Continuing Operations
                      before Provision for
                      (Benefit from) Income Taxes       $    46,960    $       369  $     56,415
                    Income from Continuing Operations   $    26,083    $     3,448  $     30,198


                                                                 December 31,     March 31,
                                                                     1999           1999
                                                                     ----           ----
                                                                      (In thousands)
                    Current Assets                              $    713,168    $    466,781
                    Property, Plant and Equipment               $     86,151    $     89,898
                    Environmental and Products Liabilities
                      Recoverable                               $    942,982    $  1,167,113
                    Total Assets                                $  2,006,388    $  2,198,899

                    Current Liabilities                         $    629,549    $    566,101
                    Environmental and Products Liabilities      $  1,061,365    $  1,323,343
                    Total Stockholder's Equity                  $    160,728    $    136,451
                    Total Liabilities and Stockholder's Equity  $  2,006,388    $  2,198,899

Following are our condensed Pro Forma consolidated Statements of Income and Balance Sheet data, assuming the deconsolidation of B&W:

                                                                     For the         For the
                                                                   Nine-Month      Fiscal Year
                                                                  Period Ended        Ended
                                                                  December 31,      March 31,
                                                                      1999            1999
                                                                      ----            ----
                                                                          (In thousands)
                    Revenues                                    $  1,161,375    $  2,088,608
                    Operating Income                            $     35,243    $    173,632
                    Income (Loss) before Provision for
                      (Benefit from) Income Taxes               $    (11,862)   $    186,909
                    Net Income (Loss)                           $    (25,643)   $    188,633
                    Earnings (Loss) per Common Share:
                      Basic                                     $      (0.43)   $       3.20
                      Diluted                                   $      (0.43)   $       3.11


                                                                  December 31,      March 31,
                                                                      1999            1999
                                                                      ----            ----
                                                                          (In thousands)
                    Current Assets                              $    755,640    $    908,585
                    Property, Plant and Equipment               $    351,646    $    344,063
                    Investment in B&W                           $    160,728    $    136,451
                    Total Assets                                $  2,082,954    $  2,474,985

                    Current Liabilities                         $    672,857    $    700,310
                    Environmental and Products Liabilities      $     11,604    $     10,753
                    Total Stockholder's Equity                  $    791,858    $    793,734
                    Total Liabilities and Stockholder's Equity  $  2,082,954    $  2,474,985

B&W and its subsidiaries routinely engage in intercompany transactions with other entities within the McDermott group of companies in the ordinary course of business. As a result of its bankruptcy filing, B&W and its subsidiaries are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the "Pre-Petition Inter-company Payables") and other creditors during the pendency of the bankruptcy case. Moreover, no assurances can be given that any of the Pre-Petition Inter-company Payables will be paid or otherwise satisfied in connection with the confirmation of a B&W plan of reorganization. As of December 31, 1999, B&W and its filing subsidiaries had Pre-Petition Inter-company Payables to other entities within the McDermott group of companies in the aggregate amount of approximately $18,000,000. In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. At February 22, 2000, the total value of B&W's and its subsidiaries' customer contracts yet to be completed that were covered by such indemnity arrangements was approximately $161,000,000.

In connection with B&W's bankruptcy filing, MII entered into a support agreement pursuant to which it agreed to provide MI with standby financial support on its interest payments on its (i) $225,000,000 in aggregate principal amount of 9.375% Notes due 2002, (ii) $9,500,000 in aggregate principal amount of Series A Medium Term Notes due 2003, (iii) $64,000,000 in aggregate principal amount of Series B Medium Term Notes due 2005, 2008 and 2023, and (iv) $17,000,000 in principal amount under a Pollution Control Note due 2009. MI is required to pay MII $5,000 per month under the support agreement which expires on March 15, 2002.

EFFECTS OF INFLATION AND CHANGING PRICES

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, using historical U.S. dollar accounting ("historical cost"). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended December 31, 1999, our cash and cash equivalents decreased $18,769,000 to $162,734,000 and total debt increased $54,613,000 to $409,513,000, primarily due to an increase in short-term borrowings of $86,412,000 offset by repayments of long-term debt aggregating $30,868,000. During this period, we received cash proceeds of $520,685,000 from the net sales and maturities of investments, and $3,577,000 from asset disposals. We used cash of $5,218,000 in our operating activities, $528,215,000 for the acquisition of minority interest in JRM, $52,801,000 for additions to property, plant and equipment, $8,889,000 for dividends on our common and preferred stock and $7,190,000 for investments in investees.

At December 31, 1999, we had total cash, cash equivalents and investments of $538,547,000. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of short- and long-term investments at December 31, 1999 was $375,813,000. As of December 31, 1999, we had pledged approximately $47,897,000 fair value of these obligations to secure a letter of credit in connection with certain reinsurance agreements and $81,180,000 fair value of these obligations to secure borrowings of $82,264,000 that are incurred under repurchase agreements.

At December 31, 1999 and March 31, 1999, we had available various uncommitted short-term lines of credit from banks totaling $72,766,000 and $87,578,000, respectively. At December 31, 1999, borrowings against these lines of credit were $4,148,000. There were no borrowings against these lines at March 31, 1999. As of December 31, 1999, BWICO, B&W, and BWXT, were parties to a $200,000,000 unsecured credit agreement (the "BWICO Credit Agreement") with a group of banks. There were no borrowings under the agreement at December 31, 1999 or March 31, 1999.

At December 31, 1999, JRM and certain of its subsidiaries were parties to a $200,000,000 unsecured credit agreement (the "JRM Credit Agreement") with a group of banks. There were no borrowings under the JRM Credit Agreement at December 31, 1999 or March 31, 1999.

On February 21, 2000, B&W and certain of its subsidiaries entered into their $300,000,000 DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. In addition to funds available from their operating activities and cash and cash equivalents on hand, B&W and its subsidiaries believe that they have sufficient liquidity to meet their capital expenditure, working capital and debt maturity requirements for the next three years.

On February 21, 2000, we also entered into other financing arrangements providing for up to $500,000,000 of financing to the balance of our operations. This financing consists of a $200,000,000 credit facility for MII, BWXT and HPC (the "New MII Credit Facility") and a $300,000,000 credit facility for JRM and some of its subsidiaries (the "New JRM Credit Facility"). Each facility is with a group of lenders, for which Citibank, N.A. is acting as the administrative agent to the amounts of the letters of credit outstanding under each facility. We are proceeding to terminate the JRM Credit Agreement as soon as practical. As a result of the B&W bankruptcy filing, the BWICO Credit Agreement is in default and we are working with Citibank, N.A., the administrative agent for that facility as well as the DIP Credit Facility, to terminate the BWICO Credit Agreement on mutually acceptable terms.

The New MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 for advances or issuances of letters of credit for the account of the borrowers and for the benefit of the borrowers and their subsidiaries (other than B&W and the subsidiaries of B&W that filed Chapter 11 cases). Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 to reimburse issuers for drawings under outstanding letters of credit issued for the benefit of B&W and its subsidiaries and to issue new letters of credit for the account of MII to renew or extend any of those outstanding letters of credit on their scheduled expiration dates. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the New MII Credit Facility may not exceed $200,000,000. Both facilities are secured by a collateral account funded with cash and various government securities with a marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings then outstanding.

The New JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances or issuances of letters of credit for the account of the borrowers and for the benefit of the borrowers and their subsidiaries. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche is a $200,000,000 three-year term-loan facility with a 364-day initial availability period, subject to extension under some circumstances. The term-loan facility may only be used for purposes the lenders approve. The facility is subject to certain financial and non-financial covenants.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 1999, substantially all the net assets of MI were subject to those restrictions. At December 31, 1999, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $72,000,000. The New JRM Credit Facility continues to restrict JRM's ability to make unsecured loans to or investments in MII or its other subsidiaries.

As a result of MI's reclassification of its investment in MII to a reduction of stockholder's equity on March 31, 1999, MI and its subsidiaries are unable to incur any additional long-term debt obligations under one of MI's public debt indentures. Moreover, as a result of B&W's bankruptcy filing, B&W and its subsidiaries are precluded from paying dividends, making payments on pre-bankruptcy accounts or notes payable or loans to, or investments in, MI, MII or MII's other subsidiaries. We do not believe MI's and its subsidiaries inability to incur long-term debt or B&W's bankruptcy filing will materially impact our working capital and liquidity requirements for the foreseeable future. We expect to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents, and short-term borrowings.

At December 31, 1999, we had a valuation allowance for deferred tax assets of $34,794,000, which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that our remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of our deferred tax assets include the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in the tax planning strategies we have identified. We have considered these factors in determining our valuation allowance. We will continue to assess the adequacy of our valuation allowance on a quarterly basis.

Our quarterly dividends on our common stock are $0.05 per share.

We have evaluated and expect to continue evaluating possible strategic acquisitions, some of which may be material. At any given time we may be engaged in discussions or negotiations or enter into agreements relating to potential acquisition transactions. We are not currently a party to any agreement or understanding relating to any such prospective transaction.

IMPACT OF YEAR 2000

The century date change did not materially impact our critical systems and facilities.

All tasks associated with our company-wide Year 2000 project that were scheduled to be completed prior to December 31, 1999 were completed as planned. The project addressed information technology components (hardware and software) in our internal business systems and infrastructure and the embedded systems in our offices and plants and the products we deliver to customers. In addition, we performed an analysis of critical suppliers to ensure the supply of materials and services that are important to our ongoing business operations. The final phase of our Year 2000 preparation included the development of contingency plans to further minimize the risk and mitigate the impact of the date change.

The cost associated with the modifications to our critical systems and other compliance activities has not had a material impact on our consolidated financial condition, cash flows or results of operations. The total cost of our Year 2000 project was $38,000,000 and was funded through operating cash flows. Of the total project cost, we used $8,000,000 to purchase hardware and software, which we capitalized, and we expensed the remaining $30,000,000 as incurred.

Our Year 2000 project began with a planning phase during the latter part of 1996 followed by a company-wide assessment, which we completed in early 1997. Based on the results of that assessment and the diverse nature of our product lines, we developed strategies for business systems that fit the requirements of each of our business units. Some of our units replaced legacy systems with commercial enterprise systems, others employed a combination of proprietary and third party client/server systems or remediated their legacy applications.

A consistent work breakdown structure for the project was employed throughout
McDermott:

o  Business Applications and IT Infrastructure ("IT Systems")

o  Facilities (office buildings)

o  Embedded Systems (in plants and construction equipment)

o  Customer Products (embedded systems in customer products)

o  Critical Suppliers

The general phases of the project common to all of the above functions were:

o  establish priorities,

o  inventory items with potential Year 2000 impact,

o assess and create a solution strategy for those items determined to be material to McDermott,

o implement solutions defined for those items assessed to have Year 2000 impact,

o  test and validate solutions, and

o  develop contingency plans.

As an alternative to our remediation of the legacy payroll systems, we elected to outsource our payroll function. We completed the transfer of the responsibility to the payroll service provider on October 31, 1999.

With respect to the status of our Year 2000 Project, all remediation, testing and contingency planning tasks were completed prior to December 31,1999. Rollover activities commenced December 30,1999 and were completed January 4, 2000. Those tasks included, but were not limited to, preparing and verifying IT System backups, powering down certain systems operations, controlling restart of IT Systems and Embedded Systems, and testing and verifying all critical operations.

Although it appears that we have not been impacted by the transition to the Year 2000, some risk of failure will continue to exist until we encounter other critical dates in 2000, and until we execute all our software and other systems through complete business and operational cycles.

Our Year 2000 compliance also depends on the success of external agents and third-party suppliers achieving Year 2000 readiness. After two and a half months of operations in Year 2000, we have not experienced, nor at this point are we anticipating, any failure of our agents or suppliers with respect to Year 2000 compliance of products or services supplied to us.

The general uncertainty inherent in the Year 2000 problem results in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses. We believe that our Year 2000 project, including contingency plans, has significantly reduced the adverse effect that any such disruption may have.

This disclosure is subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998 as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as that Act defines those terms.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require us to recognize all derivatives on our consolidated balance sheet at their fair values. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet determined the effect SFAS No. 133 will have on our consolidated financial position or results of operations.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk from changes in interest rates relates primarily to our investment portfolio, which is primarily comprised of investments in U.S. government obligations and other highly liquid debt securities denominated in U.S. dollars. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. All our investments in debt securities are classified as available-for-sale. During the nine-month period ended December 31, 1999, we reduced our investment portfolio by approximately $545,000,000, primarily to fund the acquisition of the public minority interest in JRM.

We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of these obligations have fixed interest rates. We have exposure to changes in interest rates on our short-term uncommitted lines of credit and our unsecured and committed revolving credit facilities (see Liquidity and Capital Resources). At December 31, 1999, we had borrowed $4,148,000 against these short-term facilities. At March 31, 1999, we had no borrowings against these facilities.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. In order to manage the risks associated with foreign currency exchange fluctuations, we regularly hedge those risks with foreign currency forward exchange contracts (principally to hedge our Canadian dollar exposure). We do not enter into speculative forward exchange contracts.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

                      Principal Amount by Expected Maturity
                                 (In thousands)

                                                      Years Ending December 31,                            Fair Value
                             --------------------------------------------------------------------------  at December 31,
                                2000       2001      2002      2003       2004    Thereafter   Total           1999
                             ---------  ---------  --------  --------  ---------  ----------  ---------  ---------------
      Investments            $ 101,056  $ 120,831  $ 39,220  $ 97,740  $  10,278    $17,544   $ 386,669      $ 375,745
      Average Interest Rate       5.08%      5.64%     5.19%     5.20%      6.01%      5.50%
      Long-term Debt-
         Fixed Rate                 --         --  $225,000  $  9,500         --    $84,175   $ 318,675      $ 317,650
      Average Interest Rate                           9.375%     9.00%                 8.24%
      Long-term Debt-
         Variable Rate       $      25  $      25  $     25  $     25  $      25    $ 4,634   $   4,759      $   4,759
      Average Interest Rate       5.65%      5.65%     5.65%     5.65%      5.65%      5.65%


                                                                                                            Fair Value
                                                       Years Ending March 31,                              at March 31,
                                2000       2001      2002      2003       2004    Thereafter    Total         1999
                             ---------  ---------  --------  --------  ---------  ----------  ---------  ---------------
Investments                  $ 366,304  $ 294,400  $118,960  $ 67,000  $  75,540  $       --  $ 922,204      $ 921,070
Average Interest Rate             4.91%      5.48%     6.10%     5.47%      5.13%
Long-term Debt-
   Fixed Rate                $  30,640         --  $225,000        --  $   9,500  $   84,175  $ 349,315      $ 360,997
Average Interest Rate             8.22%               9.375                 9.00%       8.24%
Long-term Debt-
   Variable Rate             $      25  $      25  $     25  $     25  $      25  $    4,652  $   4,777      $   4,777
Average Interest Rate             3.25%      3.25%     3.25%     3.25%      3.25%       3.25%

Exchange Rate Sensitivity

The following tables provide information about our foreign currency forward exchange contracts and present such information in U.S. dollar equivalents. The tables present notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitute a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

                      Contract Amount by Expected Maturity
                                 (In thousands)

                                                   Years Ending December 31,                      Fair Value
                              ---------------------------------------------------------------   at December 31,
                                 2000       2001       2002       2003       2004      Total         1999
                              --------   --------  ---------   --------   ---------  --------   ---------------
      Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:

      Canadian Dollar         $ 42,961   $ 74,329  $  46,664   $  9,530   $  11,562  $185,046      $187,043
         Average Contractual
         Exchange Rate           1.465      1.453      1.467      1.470       1.466
      Japanese Yen            $  3,665         --         --         --          --  $  3,665      $  3,735
         Average Contractual
         Exchange Rate           103.8
      Singapore Dollar        $  3,027         --         --         --          --  $  3,027      $  3,066
         Average Contractual
         Exchange Rate           1.685
      Indo Rupiah             $  1,441         --         --         --          --  $  1,441      $  1,756
         Average Contractual
         Exchange Rate          8666.1
      Euro                    $    514         --         --         --          --  $    514      $    475
         Average Contractual
         Exchange Rate           1.101

      Forward Contracts to Sell Foreign Currencies for U.S. Dollars:

      Canadian Dollar         $ 19,658   $ 15,972   $  9,152         --          --  $ 44,782      $ 44,752
         Average Contractual
         Exchange Rate           1.436      1.457      1.457
      French Franc            $  1,318   $  2,423         --         --          --  $  3,741      $  3,423
         Average Contractual
         Exchange Rate           5.872      5.745


                                                Years Ending March 31,                              Fair Value
                              ---------------------------------------------------------------      at March 31,
                                2000       2001      2002      2003      2004          Total          1999
                              --------  ---------  --------  --------  --------      --------    ---------------

      Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:

      Canadian Dollar         $ 49,955   $  9,292   $ 31,041      --        --       $ 90,288      $ 86,426
         Average Contractual
         Exchange Rate           1.442      1.421      1.415
      Japanese Yen            $  3,260         --         --      --        --       $  3,260      $  3,193
         Average Contractual
         Exchange Rate           116.7
      Danish Kroner           $    153         --         --      --        --       $    153      $    145
         Average Contractual
         Exchange Rate           6.557

      Forward Contracts to Sell Foreign Currencies for U.S. Dollars:

      Canadian Dollar         $ 14,880         --         --      --        --       $ 14,880      $ 13,920
         Average Contractual
         Exchange Rate           1.402
      French Franc            $    720   $    604    $ 2,423      --        --       $  3,747      $  3,691
         Average Contractual
         Exchange Rate           5.884      5.794      5.745

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of McDermott International, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries (the "Company") at December 31, 1999 and March 31, 1999, and the results of their operations and their cash flows for the nine-month period ended December 31, 1999 and the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 11 and 20 to the consolidated financial statements, in late 1999, The Babcock & Wilcox Company ("B&W"), a subsidiary of the Company, experienced a greater-than-anticipated increase in the amounts demanded to settle certain asbestos-related claims. As a result, on February 22, 2000, B&W filed a voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The recent increased demands related to asbestos claims and the Chapter 11 filing result in increased uncertainty with respect to the amounts for which the claims will be ultimately settled and the recovery of the Company's investment in B&W. B&W and its subsidiaries are precluded from paying dividends to the Company or making any payments on any pre-petition accounts or notes payable. Additionally, management's plans regarding the Company's liquidity are described in Note 20 to the consolidated financial statements.




PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2000

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
McDermott International, Inc.


We have audited the accompanying consolidated statements of income (loss), comprehensive income, stockholders' equity and cash flows of McDermott International, Inc. for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of McDermott International, Inc. for the year ended March 31, 1998, in conformity with accounting principles generally accepted in the United States.




                                                               ERNST & YOUNG LLP


New Orleans, Louisiana
May 19, 1998

                          McDERMOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 December 31,           March 31,
                                                                                     1999                 1999
                                                                                --------------      --------------
                                                                                           (In thousands)
Current Assets:
   Cash and cash equivalents                                                    $      162,734      $      181,503
   Investments                                                                         111,104              55,646
   Accounts receivable - trade, net                                                    429,573             281,667
   Accounts receivable - unconsolidated affiliates                                      21,406             165,154
   Accounts receivable - other                                                         167,291             125,631
   Environmental and products liabilities recoverable - current                        232,618             228,738
   Contracts in progress                                                               159,369             179,310
   Inventories                                                                          57,488              52,656
   Deferred income taxes                                                                93,629              73,364
   Other current assets                                                                 33,596              31,697
                                                                                --------------      --------------

     Total Current Assets                                                            1,468,808           1,375,366
                                                                                --------------      --------------

Property, Plant and Equipment:
   Land                                                                                 22,689              22,670
   Buildings                                                                           200,348             197,902
   Machinery and equipment                                                           1,140,338           1,198,381
   Property under construction                                                          76,121              41,686
                                                                                --------------      --------------
                                                                                     1,439,496           1,460,639
   Less accumulated depreciation                                                     1,001,699           1,026,678
                                                                                --------------      --------------

     Net Property, Plant and Equipment                                                 437,797             433,961
                                                                                --------------      --------------
Investments:
   Government obligations                                                              159,005             473,072
   Other investments                                                                   105,704             378,181
                                                                                --------------      --------------

     Total Investments                                                                 264,709             851,253
                                                                                --------------      --------------
Environmental and Products Liabilities Recoverable                                     942,982           1,167,113
                                                                                --------------      --------------
Goodwill Less Accumulated Amortization
   of $118,878,000 at December 31,1999
   and $104,444,000 at March 31, 1999                                                  444,220             125,436
                                                                                --------------      --------------
Prepaid Pension Costs                                                                  111,114             130,437
                                                                                --------------      --------------
Other Assets                                                                           205,261             221,954
                                                                                --------------      --------------
         TOTAL                                                                  $    3,874,891      $    4,305,520
                                                                                ==============      ==============

See accompanying notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                                                  December 31,          March 31,
                                                                                      1999                1999
                                                                                      ----                ----
                                                                                           (In thousands)
Current Liabilities:
   Notes payable and current maturities of long-term debt                       $       86,499      $       31,126
   Accounts payable                                                                    185,465             198,500
   Environmental and products liabilities - current                                    281,787             259,836
   Accrued employee benefits                                                            96,235             132,105
   Accrued liabilities - other                                                         301,105             318,631
   Accrued contract cost                                                                81,586              51,619
   Advance billings on contracts                                                       231,421             240,380
   U.S. and foreign income taxes payable                                                38,308              34,214
                                                                                --------------      --------------
      Total Current Liabilities                                                      1,302,406           1,266,411
                                                                                --------------      --------------

Long-Term Debt                                                                         323,014             323,774
                                                                                --------------      --------------

Accumulated Postretirement Benefit Obligation                                          112,132             128,188
                                                                                --------------      --------------

Environmental and Products Liabilities                                               1,072,969           1,334,096
                                                                                --------------      --------------

Other Liabilities                                                                      272,484             263,950
                                                                                --------------      --------------

Commitments and Contingencies.

Minority Interest                                                                           28             195,367
                                                                                --------------      --------------

Stockholders' Equity:
  Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued
     61,625,434 at December 31, 1999 and 61,147,775
     at March 31, 1999                                                                  61,625              61,148
  Capital in excess of par value                                                     1,048,848           1,028,393
  Accumulated deficit                                                                 (208,904)           (200,432)
  Treasury stock at cost, 2,000,614 shares at December 31, 1999
     and March 31, 1999                                                                (62,731)            (62,731)
  Accumulated other comprehensive loss                                                 (46,980)            (32,644)
                                                                                --------------      --------------

     Total Stockholders' Equity                                                        791,858             793,734
                                                                                --------------      --------------
         TOTAL                                                                  $    3,874,891      $    4,305,520
                                                                                ==============      ==============

                          McDERMOTT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  Nine-Month                 Fiscal Year
                                                                 Period Ended                    Ended
                                                                 December 31,                  March 31,
                                                              1999         1998            1999          1998
                                                              ----         ----            ----          ----
                                                                        (Unaudited)
                                                                  (In thousands, except per share amounts)

Revenues                                               $  1,891,088    $  2,400,617   $  3,149,985   $   3,674,635
                                                       ------------    ------------   ------------   -------------
Costs and Expenses:
   Cost of operations (excluding depreciation
     and amortization)                                    1,583,195       1,984,603      2,635,229       3,117,279
   Depreciation and amortization                             67,649          72,922        101,390         142,301
   Selling, general and administrative expenses             152,835         163,961        222,239         224,045
                                                       ------------    ------------   ------------   -------------
                                                          1,803,679       2,221,486      2,958,858       3,483,625
                                                       ------------    ------------   ------------   -------------

Gain (Loss) on Asset Disposals and Impairments - Net         (1,720)         36,967         17,910          79,065
                                                       ------------    ------------   ------------   -------------
Operating Income before Income (Loss)
     from Investees                                          85,689         216,098        209,037         270,075
                                                       ------------    ------------   ------------   -------------

Income (Loss) from Investees                                (10,982)         14,277          8,379          85,382
                                                       ------------    ------------   ------------   -------------

Operating Income                                             74,707         230,375        217,416         355,457
                                                       ------------    ------------   ------------   -------------

Other Income (Expense):
   Interest income                                           32,126          78,667         97,965          62,535
   Interest expense                                         (35,743)        (49,137)       (63,262)        (81,454)
   Minority interest                                         (5,679)        (61,369)       (46,042)        (47,984)
   Curtailments and settlements of
     employee benefit plans                                 (37,028)         27,642         21,940          (2,925)
   Other-net                                                  6,715           5,810        (40,739)          6,178
                                                       ------------    ------------   ------------   -------------
                                                            (39,609)          1,613        (30,138)        (63,650)
                                                       ------------    ------------   ------------   -------------

Income before Provision for (Benefit from)
   Income Taxes and Extraordinary Item                       35,098         231,988        187,278         291,807

Provision for (Benefit from) Income Taxes                    34,658          16,523         (4,803)         76,117
                                                       ------------    ------------   ------------   -------------

Income before Extraordinary Item                                440         215,465        192,081         215,690

Extraordinary Item                                                -             -          (38,719)            -
                                                       ------------    ------------   ------------   -------------

Net Income                                             $        440    $    215,465   $    153,362   $     215,690
                                                       ------------    ------------   ------------   -------------
Net Income Applicable to Common Stockholders
   (after Preferred Stock Dividends)                   $        440    $    215,465   $    153,362   $     207,424
                                                       ------------    ------------   ------------   -------------

Earnings per Common Share:
   Basic:
      Income before Extraordinary Item                 $       0.01    $       3.65   $       3.25   $       3.74
      Net Income                                       $       0.01    $       3.65   $       2.60   $       3.74
   Diluted:
      Income before Extraordinary Item                 $       0.01    $       3.50   $       3.16   $       3.48
      Net Income                                       $       0.01    $       3.50   $       2.53   $       3.48
                                                       ------------    ------------   ------------   -------------
Cash Dividends:
   Per Common Share                                    $       0.15    $       0.15   $       0.20   $       0.20
   Per Preferred Share                                 $         -     $         -    $       -      $       2.88
                                                       ------------    ------------   ------------   -------------


See accompanying notes to consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)




                                                                       Nine-Month
                                                                      Period Ended              Fiscal Year Ended
                                                                      December 31,                  March 31,
                                                                ------------------------    ------------------------
                                                                     1999        1998           1999        1998
                                                                     ----        ----           ----        ----
                                                                              (Unaudited)
                                                                                  (In thousands)
Net Income                                                      $       440   $  215,465    $  153,362    $  215,690
                                                                -----------   ----------    ----------    ----------

Other Comprehensive Income (Loss):
   Currency translation adjustments:
     Foreign currency translation adjustments                         4,061        1,671          (856)
     Foreign currency translation adjustments, net of
       reclassification adjustments                                                                           (3,689)
     Reclassification adjustment for purchase of
       minority interest in JRM in the nine-month period
       ended December 31, 1999                                       (5,695)
     Reclassification adjustments for sales of investments
       in foreign entities                                                        15,596        15,596
   Minimum pension liability adjustment,
     net of taxes of $1,417,000, $791,000 and $1,547,000
     in the nine-month period ended December 31, 1999 and the
     fiscal years ended March 31,  1999 and 1998, respectively       (2,066)          --        (1,058)       (2,582)
   Unrealized gains (losses) on investments:
     Unrealized gains (losses) arising during the period,
       net of taxes (benefits) of ($391,000) and $3,000 in the
       nine-month period ended December 31, 1999 and the
       fiscal year ended March 31,1999, respectively                (10,804)                     1,887
     Unrealized gains, net of reclassification adjustments
       arising during the period, net of taxes of $20,000 in the
       nine-month period ended December 31, 1998 and $360,000
       in the fiscal year ended March 31, 1998                                     3,679                       4,807
     Reclassification adjustment for (gains) losses included in net income, net of taxes (benefits) of ($3,000) and $11,000 in the nine-month period ended December 31, 1999 and the
       fiscal year ended March 31, 1999, respectively                   169       (1,428)       (1,656)
                                                                -----------   ----------    ----------    ----------
Other Comprehensive Income (Loss)                                   (14,335)      19,518        13,913        (1,464)
                                                                -----------   ----------    ----------    ----------
Comprehensive Income (Loss)                                     $   (13,895)  $  234,983    $  167,275    $  214,226
                                                                ===========   ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Preferred Stock                                     Capital
                                                         Series C                 Common Stock          in Excess      Accumulated
                                                   Shares     Par Value        Shares      Par Value   of Par Value      Deficit
                                                 ---------    ---------     ------------   ---------   ------------    -----------
                                                                         (In thousands, except for share amounts)

Balance March 31, 1997                           2,875,000      $2,875       54,936,956     $54,937      $ 962,445       $(538,163)
                                                 ---------      ------       ----------     -------      ---------       ---------
Net income                                              --          --               --          --             --         215,690
Minimum pension liability                               --          --               --          --             --              --
Gain on investments                                     --          --               --          --             --              --
Translation adjustments                                 --          --               --          --             --              --
Common stock dividends                                  --          --               --          --             --         (11,177)
Preferred stock dividends                               --          --               --          --             --          (8,266)
JRM equity transactions                                 --          --               --          --          3,431              --
Exercise of stock options                               --          --        1,450,593       1,451         30,005              --
Tax benefit on stock options                            --          --               --          --          4,916              --
Restricted stock purchases - net                        --          --               90          --            (24)             --
Redemption of preferred shares                          --          --              100          --            221              --
Contributions to thrift plan                            --          --          191,058         191          5,795              --
Purchase of treasury shares                             --          --               --          --             --              --
Deferred career executive stock plan expense            --          --               --          --          4,576              --
Termination of directors' retirement plan               --          --           32,040          32          1,057              --
Cancellation of shares                                  --          --           (2,976)         (3)           (84)             --
                                                 ---------      ------       ----------     -------      ---------       ---------


Balance March 31, 1998                           2,875,000       2,875       56,607,861      56,608      1,012,338        (341,916)

Net income                                              --          --               --          --             --         153,362
Minimum pension liability                               --          --               --          --             --              --
Gain on investments                                     --          --               --          --             --              --
Translation adjustments                                 --          --               --          --             --              --
Common stock dividends                                  --          --               --          --             --         (11,878)
JRM equity transactions                                 --          --               --          --          2,495              --
Exercise of stock options                               --          --          188,768         189          3,543              --
Tax benefit on stock options                            --          --               --          --          1,013              --
Restricted stock purchases - net                        --          --            2,025           2             --              --
Directors' stock plan                                   --          --           18,735          19            421              --
Redemption of preferred shares                          --          --           23,251          23            701              --
Conversion of Series C Preferred stock          (2,875,000)     (2,875)       4,077,890       4,078         (1,203)             --
Contributions to thrift plan                            --          --          229,245         229          5,813              --
Purchase of treasury shares                             --          --               --          --             --              --
Deferred career executive stock plan expense            --          --               --          --          3,272              --
                                                 ---------      ------       ----------     -------      ---------       ---------
Balance March 31, 1999                                  --          --       61,147,775      61,148      1,028,393        (200,432)

Net income                                              --          --               --          --             --             440
Minimum pension liability                               --          --               --          --             --              --
Loss on investments                                     --          --               --          --             --              --
Translation adjustments                                 --          --               --          --             --              --
Common stock dividends                                  --          --               --          --             --          (8,912)
JRM equity transactions                                 --          --               --          --            656              --
JRM merger                                              --          --           15,836          16         12,983              --
Exercise of stock options                               --          --           68,532          69          1,376              --
Tax benefit on stock options                            --          --               --          --            684              --
Restricted stock purchases - net                        --          --           93,785          93             --              --
Contributions to thrift plan                            --          --          299,506         299          4,686              --
Deferred career executive stock plan expense            --          --               --          --             70              --
                                                 ---------      ------       ----------     -------      ---------       ---------
Balance December 31, 1999                               --      $   --       61,625,434     $61,625     $1,048,848       $(208,904)
                                                 =========      ======       ==========     =======      =========       =========
                                                  Accumulated
                                                     Other                            Total
                                                 Comprehensive      Treasury       Stockholders'
                                                      Loss            Stock           Equity
                                                 -------------      ---------      -------------

Balance March 31, 1997                             $(45,093)        $      --        $437,001
                                                   --------         ---------        --------
Net income                                               --                --         215,690
Minimum pension liability                            (2,582)               --          (2,582)
Gain on investments                                   4,807                --           4,807
Translation adjustments                              (3,689)               --          (3,689)
Common stock dividends                                   --                --         (11,177)
Preferred stock dividends                                --                --          (8,266)
JRM equity transactions                                  --                --           3,431
Exercise of stock options                                --                --          31,456
Tax benefit on stock options                             --                --           4,916
Restricted stock purchases - net                         --                --             (24)
Redemption of preferred shares                           --                --             221
Contributions to thrift plan                             --                --           5,986
Purchase of treasury shares                              --            (3,662)         (3,662)
Deferred career executive stock plan expense             --                --           4,576
Termination of directors' retirement plan                --                --           1,089
Cancellation of shares                                   --                87              --
                                                   --------         ---------        --------

Balance March 31, 1998                              (46,557)           (3,575)        679,773

Net income                                               --                --         153,362
Minimum pension liability                            (1,058)               --          (1,058)
Gain on investments                                     231                --             231
Translation adjustments                              14,740                --          14,740
Common stock dividends                                   --                --         (11,878)
JRM equity transactions                                  --                --           2,495
Exercise of stock options                                --                --           3,732
Tax benefit on stock options                             --                --           1,013
Restricted stock purchases - net                         --                --               2
Directors' stock plan                                    --                --             440
Redemption of preferred shares                           --                --             724
Conversion of Series C Preferred stock                   --                --              --
Contributions to thrift plan                             --                --           6,042
Purchase of treasury shares                              --           (59,156)        (59,156)
Deferred career executive stock plan expense             --                --           3,272
                                                   --------         ---------        --------


Balance March 31, 1999                              (32,644)          (62,731)        793,734

Net income                                               --                --             440
Minimum pension liability                            (2,066)               --          (2,066)
Loss on investments                                 (10,635)               --         (10,635)
Translation adjustments                              (1,635)               --          (1,635)
Common stock dividends                                   --                --          (8,912)
JRM equity transactions                                  --                --             656
JRM merger                                               --                --          12,999
Exercise of stock options                                --                --           1,445
Tax benefit on stock options                             --                --             684
Restricted stock purchases - net                         --                --              93
Contributions to thrift plan                             --                --           4,985
Deferred career executive stock plan expense             --                --              70
                                                   --------         ---------        --------
Balance December 31, 1999                          $(46,980)        $ (62,731)     $  791,858
                                                   ========         =========      ==========

See accompanying notes to the consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Nine-Month
                                                                                         Period Ended         Fiscal Year Ended
                                                                                         December 31,            March 31,
                                                                                        1999      1998         1999       1998
                                                                                        ----      ----         ----       ----
                                                                                              (Unaudited)
                                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                           $    440   $ 215,465   $ 153,362   $ 215,690
                                                                                     --------   ---------   ---------   ---------
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                       67,649      72,922     101,390     142,301
   Income or loss of investees, less dividends                                         15,188      12,891      20,271     (13,913)
   (Gain) loss on asset disposals and impairments - net                                 1,720     (36,967)    (17,910)    (79,065)
   Provision for (benefit from) deferred taxes                                          5,432      (8,556)    (29,725)      9,521
   Extraordinary loss                                                                      --          --      38,719          --
   Other                                                                                1,858       3,454       3,805      15,372
   Changes in assets and liabilities, net of effects from acquisitions and divestitures:
     Accounts receivable                                                              (43,704)     92,216      79,553      28,596
     Accounts payable                                                                 (13,194)    (84,861)   (100,835)     31,712
     Inventories                                                                       (4,784)      4,930      10,305       1,974
     Net contracts in progress and advance billings                                    10,641      53,760      31,470     152,097
     Income taxes                                                                      (2,943)      3,639         627     (47,356)
     Accrued liabilities                                                               11,031      37,545      41,238      30,746
     Products and environmental liabilities                                            42,550     (16,514)     49,133      11,524
     Other, net                                                                       (35,627)    (34,870)    (45,670)    116,973
Proceeds from insurance for products liability claims                                 169,523     154,494     191,728     157,656
Payments of products liability claims                                                (230,998)   (178,270)   (227,176)   (196,091)
                                                                                     --------   ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (5,218)    291,278     300,285     577,737
                                                                                     --------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of minority interest                                                     (528,215)        --           --      (6,627)
Purchases of property, plant and equipment                                            (52,801)    (45,294)    (78,787)    (45,090)
Purchases of available-for-sale securities                                            (97,627)   (680,358)   (827,371)   (788,503)
Maturities of available-for-sale securities                                           404,982     275,917     664,183     112,369
Sales of available-for-sale securities                                                213,330     365,678     339,478      95,430
Proceeds from asset disposals                                                           3,577     130,131     145,161     457,337
Investments in equity investees                                                        (7,190)      5,452          88      (4,391)
Returns from investees                                                                     --          --          --       2,124
                                                                                     --------   ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (63,944)     51,526     242,752    (177,351)
                                                                                     --------   ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt                                                             (30,868)    (45,910)   (326,921)   (152,116)
Increase (decrease) in short-term borrowing                                            86,412     (30,954)    (30,954)   (208,759)
Issuance of common stock                                                                1,538       3,822       4,173      31,431
Issuance of subsidiary's stock                                                          3,253       1,317       2,127       5,599
Acquisition of subsidiary's common stock                                                   --     (58,272)    (58,272)    (13,537)
Acquisition of subsidiary's preferred stock                                                --    (154,631)   (154,633)    (15,406)
Dividends paid                                                                         (8,889)    (10,861)    (13,810)    (19,367)
Purchase of McDermott International, Inc. stock                                            --     (59,156)    (59,156)     (3,662)
Other                                                                                  (1,436)       (999)     (3,686)     (5,102)
                                                                                     --------   ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    50,010    (355,644)   (641,132)   (380,919)
                                                                                     --------   ---------   ---------   ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                  383         273       1,722         626
                                                                                     --------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (18,769)    (12,567)    (96,373)     20,093
                                                                                     --------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      181,503     277,876     277,876     257,783
                                                                                     --------   ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 162,734   $ 265,309   $ 181,503   $ 277,876
                                                                                    =========   =========   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amount capitalized)                                             $  31,548   $  40,468   $  68,317   $  87,514
   Income taxes (net of refunds)                                                    $  42,262   $  30,706   $  44,044   $  15,571
                                                                                    =========   =========   =========   =========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Transfer of accounts receivables sold under a purchase and
   sale agreement from secured borrowings to sales treatment                        $     --    $  56,929   $  56,929   $      --
                                                                                    =========   =========   =========   =========

See accompanying notes to consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States ("GAAP"). These consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but have significant influence over. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at December 31, 1999.

McDermott International, Inc. ("MII") is the parent company of the McDermott group of companies, which includes:

     o J. Ray McDermott, S.A. ("JRM"), a Panamanian subsidiary of MII, and its consolidated subsidiaries;

     o McDermott Incorporated ("MI"), a Delaware subsidiary of MII, and its consolidated subsidiaries;

     o Babcock & Wilcox Investment Company ("BWICO"), a Delaware subsidiary of MI;

     o The Babcock & Wilcox Company ("B&W"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries; and

     o BWX Technologies, Inc. ("BWXT"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries.

On August 3, 1999, our Board of Directors approved the change of our fiscal year from a year ending on March 31 to the new fiscal year end of December 31. This report for the nine-month period ended December 31, 1999 covers the transition period. The accompanying consolidated financial statements for the nine-month period ended December 31, 1998 are unaudited. In our opinion, all normal recurring adjustments that are necessary for a fair statement of our operations have been reflected in the consolidated financial statements for these periods. The operating results for the nine-month periods ended December 31, 1999 and 1998 do not necessarily indicate the results that can be expected for a twelve-month period.

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11 of the U.S. Bankruptcy Code. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos liability. We expect that this filing will have little effect, if any, on B&W's customers, suppliers, employees or retirees. B&W and its subsidiaries are committed to operating their businesses as normal, delivering products and services as usual and pursuing new contracts and growth opportunities. However, as of February 22, 2000, the B&W operations are subject to the jurisdiction of the Bankruptcy Court and, as a result, our access to cash flows of B&W and its subsidiaries is restricted.

Due to the bankruptcy filing, effective February 22, 2000 we will no longer consolidate B&W's financial results in our consolidated financial statements and our investment in B&W will be presented on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based on the terms of the reorganization plan. See Note 20 for condensed consolidated income statement and balance sheet information of B&W and for condensed pro forma consolidated income statement and balance sheet information assuming the deconsolidation of B&W.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from those estimates.

Earnings Per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods.

Investments

Our investments, primarily government obligations and other debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss. We classify investments available for current operations in the balance sheet as current assets, while we classify investments held for long-term purposes as non-current assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other income. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss. We report foreign currency transaction adjustments in income. We have included in other income (expense) transaction gains (losses) of ($1,651,000), $3,384,000 and $5,200,000 for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively. In fiscal years ended March 31, 1999 and 1998, we transferred a loss of $15,596,000 and a gain of $1,005,000, respectively, from currency translation adjustments to gain (loss) on asset disposals and impairments - net due to the sale of foreign investments.

Contracts and Revenue Recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the product or activity involved. Certain partnering contracts contain a risk-and-reward element, whereby a portion of total compensation is tied to the overall performance of the alliance partners. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. We make provisions for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when collection is probable. We have included in accounts receivable and contracts in progress approximately $11,614,000 and $15,535,000 relating to commercial and U.S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed at December 31, 1999 and March 31, 1999, respectively.

                                                                            December 31,      March 31,
                                                                                1999             1999
                                                                            ------------     ------------
                                                                                      (In thousands)
         We have included in Contracts in Progress:
         Costs incurred less costs of revenue recognized                    $     53,762      $     46,942
         Revenues recognized less billings to customers                          105,607           132,368
                                                                            ------------      ------------
         Contracts in Progress                                              $    159,369      $    179,310
                                                                            ------------      ------------

         We have included in Advance Billings on Contracts:
         Billings to customers less revenues recognized                     $    363,630      $    320,523
         Costs incurred less costs of revenue recognized                        (132,209)          (80,143)
                                                                            ------------      ------------
         Advance Billings on Contracts                                      $    231,421      $    240,380
                                                                            ------------      ------------

We are usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems' contracts. We do not recognize those settlements or claims for additional compensation until we reach final settlements with our customers.

We have included in accounts receivable - trade the following amounts representing retainages on contracts:


                                                                            December 31,        March 31,
                                                                                1999              1999
                                                                            ------------      ------------
                                                                                      (In thousands)

         Retainages                                                         $     83,285      $    108,605
                                                                            ------------      ------------

         Retainages expected to be collected after one year                 $     35,756      $     29,246
                                                                            ------------      ------------

Of the long-term retainages at December 31, 1999, we anticipate collecting $31,424,000 in 2001, $1,578,000 in 2002 and $2,754,000 in 2003.

Inventories

We carry our inventories at the lower of cost or market. We determine cost on an average cost basis except for certain materials inventories, for which we use the last-in first-out ("LIFO") method. We determined the cost of approximately 17% and 16% of our total inventories using the LIFO method at December 31, 1999 and March 31, 1999, respectively. Inventories are summarized below:

                                                                December 31,     March 31,
                                                                    1999           1999
                                                                 ----------   ----------
                                                                        (In thousands)

                           Raw Materials and Supplies            $   43,998   $   37,481
                           Work in Progress                           6,353        7,606
                           Finished Goods                             7,137        7,569
                                                                 ----------   ----------
                           Total Inventories                     $   57,488   $   52,656
                                                                 ----------   ----------

Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:


                                                                          December 31,     March 31,
                                                                              1999           1999
                                                                           ----------   ----------
                                                                                 (In thousands)

                           Currency Translation Adjustments                $  (29,397)  $  (27,762)
                           Net Unrealized Gain (Loss) on Investments           (9,729)         906
                           Minimum Pension Liability                           (7,854)      (5,788)
                                                                           ----------   ----------
                           Accumulated Other Comprehensive Loss            $  (46,980)  $  (32,644)
                                                                           ----------   ----------

Warranty Expense

We accrue estimated expense to satisfy contractual warranty requirements, primarily of our Power Generation Systems segment, when we recognize the associated revenue on the related contracts. With respect to JRM, we include warranty costs as a component of our total contract cost estimate to satisfy contractual requirements. In addition, we make specific provisions where we expect the costs of warranty to significantly exceed the accruals.

Environmental Clean-Up Costs

We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a condition of our licenses from the Nuclear Regulatory Commission. We reflect the accruals, based on the estimated cost of those activities and net of any cost-sharing arrangements, over the economic useful life of each facility, which we typically estimate at 40 years. We adjust the estimated costs as further information develops or circumstances change. We do not discount costs of future expenditures for environmental clean up to their present value. An exception to the accounting treatment described above relates to the work we perform for one facility, for which the U.S. Government will pay all the decommissioning costs. We recognize recoveries of environmental clean-up costs from other parties as assets when we determine their receipt is probable.

Research And Development

Research and development activities are related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. We charge to operations the costs of research and development that is not performed on specific contracts as we incur them. These expenses totaled approximately $17,047,000, $12,312,000 and $15,125,000 in the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively. In addition, our customers paid for expenditures we made on research and development activities of approximately $18,487,000, $15,752,000 and $22,803,000 in the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively.

Minority Interest

Minority interest expense includes dividends on MI preferred stock (see Note 8) and the recognition of minority shareholder participation in the results of operations of less-than-wholly owned subsidiaries.

Long-Lived Assets

We evaluate the realizability of our long-lived assets, including property, plant and equipment and goodwill, whenever events or changes in circumstances indicate that we may not be able to recover the carrying amounts of those assets.

Property, Plant And Equipment

We carry our property, plant and equipment at cost, reduced by provisions to recognize economic impairment when we determine impairment has occurred.

Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of 8 to 40 years for buildings and 2 to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation, and 50% of cumulative straight-line depreciation. Our depreciation expense was $47,415,000, $84,404,000 and $106,305,000 for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively.

We expense the costs of maintenance, repairs and renewals which do not materially prolong the useful life of an asset as we incur them except for drydocking costs for the marine fleet, which we estimate and accrue over the period of time between drydockings, generally 3 to 5 years. We charge those accruals to operations currently.

Goodwill and Other Intangible Assets

The majority of our goodwill pertains to the acquisition of minority interest in JRM (see Note 2). We amortize goodwill on a straight-line basis, using a twenty-year period for the JRM minority interest acquisition, a forty-year period for the B&W acquisition, and periods of ten to twenty years for all other goodwill. Our acquisition of the JRM minority interest resulted in additional goodwill of $333,219,000 during the nine-month period ended December 31, 1999 and $27,231,000 during the fiscal year ended March 31, 1999. We recorded a reduction of goodwill of $9,267,000 relating to the sale of McDermott Subsea Constructors Limited during the fiscal year ended March 31, 1999 (see Note 3). We recorded impairments of goodwill of $10,461,000 and $272,610,000, respectively, in the fiscal years ended March 31, 1999 and 1998 (see Note 7).

Our goodwill amortization expense was $14,434,000, $8,290,000 and $25,026,000 for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively.

We have included other intangible assets of $14,347,000 and $22,638,000 in other assets at December 31, 1999 and March 31, 1999, respectively. These intangible assets consist primarily of trademarks, rights to use technology, investments in oil and gas properties and non-competition agreements. Amortization expense for these intangible assets was $4,086,000, $6,909,000 and $8,229,000, for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively. This amortization expense includes $2,409,000 for the nine-month period ended December 31, 1999 and $3,212,000 in each of the fiscal years ended March 31, 1999 and March 31, 1998 for non-competition agreements. At December 31, 1999, the unamortized balance of the non-competition agreements was $287,000.

Capitalization of Interest Cost

Interest is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost." We incurred total interest of $37,678,000 in the nine-month period ended December 31, 1999, $63,839,000 in the fiscal year ended March 31, 1999 and $82,347,000 in the fiscal year ended March 31, 1998, of which we capitalized $1,936,000 in the nine-month period ended December 31, 1999, $578,000 in the fiscal year ended March 31, 1999 and $893,000 in the fiscal year ended March 31, 1998.

Cash Equivalents

Our cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which we do not hold as part of our investment portfolio.

Derivative Financial Instruments

We attempt to minimize our exposure to changes in foreign currency exchange rates by matching foreign currency contract receipts with like foreign currency disbursements. To the extent that we are unable to match the foreign currency receipts and disbursements related to our contracts, we enter into derivatives, primarily forward exchange contracts, to reduce the impact of foreign exchange rate movements on operating results. Gains and losses on forward exchange contracts that qualify as hedges of firm purchase and sale commitments are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions occur. Gains and losses on forward exchange contracts that hedge foreign currency assets or liabilities are recognized in income as incurred. Those amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

Stock-Based Compensation

We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations in accounting for our employee stock plans. Under APB 25, if the exercise price of the employee stock options equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require us to recognize all derivatives on our consolidated balance sheet at their fair values. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet determined the effect SFAS No. 133 will have on our consolidated financial position or results of operations.

NOTE 2 - ACQUISITION OF MINORITY INTEREST

During the nine-month period ended December 31, 1999, MII acquired all of the publicly held shares of JRM common stock in a two-step acquisition. On June 10, 1999, MII purchased 14,353,490 shares in a tender offer for the publicly held shares of JRM for $35.62 per share in cash. Together with the 24,668,297 shares held by MII, the tendered shares represented approximately 99.5% of the shares of JRM common stock outstanding at the expiration of the tender offer. On July 30, 1999, the remaining 215,008 shares of JRM common stock were acquired for the same price in cash in a second-step merger. Also on that date, 12,340 restricted shares of JRM common stock were converted to 15,836 restricted shares of MII common stock. Outstanding restricted shares of JRM were either acquired for cash or converted to restricted shares of MII in accordance with the terms of the merger agreement. In addition, MII assumed 542,221 options to purchase JRM common stock and converted them into 696,000 options to purchase MII common stock. These options are included in the disclosures in Note 10.

The acquisition and the allocation of the purchase price were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. The aggregate purchase price was approximately $536,027,000, including direct acquisition costs of approximately $9,335,000. The aggregate purchase price also includes the fair value of the options assumed of approximately $7,323,000 and the fair value of the restricted shares issued of approximately $439,000. The goodwill acquired approximated $333,219,000. We are amortizing this goodwill over twenty years.

This acquisition eliminated the minority interest in JRM. We recorded minority interest expense of $4,005,000, $45,137,000 and $31,467,000 related to JRM during the three-month period ended June 30, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively.

In the fiscal years ended March 31, 1999 and 1998, we acquired a portion of the outstanding minority interest of JRM, as a result of JRM's purchase of treasury shares. During the fiscal year ended March 31, 1998, one of our subsidiaries acquired the minority ownership in Diamond Power Specialty U.K. We used the purchase method to account for these acquisitions.

NOTE 3 - INVESTMENT IN UNCONSOLIDATED AFFILIATES

We have included in other assets investments in joint ventures and other entities that we account for using the equity method of $63,606,000 and $61,393,000 at December 31, 1999 and March 31, 1999, respectively. The undistributed earnings of our equity method investees were $33,977,000 and $38,088,000 at December 31, 1999 and March 31, 1999, respectively.

Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we accounted for using the equity method:

                                                                December 31,  March 31,
                                                                    1999         1999
                                                                -----------  -----------
                                                                     (In thousands)

                           Current Assets                       $   428,304  $   448,558
                           Non-Current Assets                       193,747      205,562
                                                                -----------  -----------
                           Total Assets                         $   622,051  $   654,120
                                                                -----------  -----------

                           Current Liabilities                  $   386,639  $   361,058
                           Non-Current Liabilities                  102,628      124,521
                           Owners' Equity                           132,784      168,541
                                                                -----------  -----------
                           Total Liabilities and Owners' Equity $   622,051  $   654,120
                                                                -----------  -----------

                                                               Nine-Month
                                                              Period Ended      Fiscal Year Ended
                                                              December 31,          March 31,
                                                                  1999         1999          1998
                                                              -----------  -----------  -----------
                                                                         (In thousands)

           Revenues                                           $   758,450  $ 1,100,224  $ 1,535,987
           Gross Profit                                       $    21,379  $    64,645  $   172,349
           Income (Loss) before Provision for Income Taxes    $    (1,473) $    37,031  $    90,564
           Provision for Income Taxes                               5,302        4,398       27,460
                                                              -----------  -----------  -----------
           Net  Income (Loss)                                 $    (6,775) $    32,633  $    63,104
                                                              -----------  -----------  -----------


Our investment in equity method investees was greater than our underlying equity in net assets of those investees based on stated ownership percentages by $2,336,000 at December 31, 1999 and less than our underlying equity in net assets by $18,824,000 at March 31, 1999. These differences are primarily related to the liquidation of an investee, cumulative losses, the timing of distribution of dividends and various adjustments under generally accepted accounting principles.

We have investments in several joint ventures and other entities on a worldwide basis. None of these investees was significant for the periods presented.

Reconciliation of net income per combined income statement information to income
(loss) from investees per consolidated statement of income is as follows:


                                                                       Nine-Month
                                                                      Period Ended  Fiscal Year Ended
                                                                      December 31,      March 31,
                                                                          1999       1999      1998
                                                                      ------------  -------  --------
                                                                            (In thousands)
                Equity income (loss) based on stated
                    ownership percentages                              $  (8,220) $ 12,768  $  25,192
                Distribution of earnings from HeereMac joint venture
                    received as part of termination                           --        --     61,637
                Impairment of advances to investee                            --    (4,823)        --
                Termination payment to exit joint venture                 (2,584)       --         --
                All other adjustments due to amortization of basis
                   differences, timing of GAAP adjustments
                   and other adjustments                                    (178)      434     (1,447)
                                                                       ---------  --------  ---------
                Income (loss) from investees                           $ (10,982) $  8,379  $  85,382
                                                                       ---------  --------  ---------

During the fiscal year ended March 31, 1998, JRM and its joint venture partner, Heerema Offshore Construction Group, Inc. ("Heerema"), terminated the HeereMac joint venture. Each party had a 50% interest in the joint venture. Heerema had responsibility for its day-to-day operations.

In connection with the termination of the joint venture, Heerema acquired and assumed JRM's 50% interest in the joint venture. JRM received $318,500,000 in cash and title to several pieces of equipment. The cash received included a $61,637,000 distribution of earnings and approximately $100,000,000 of principal and interest owed to JRM under a promissory note. The equipment JRM received included two launch barges and the derrick barge 101, a semi-submersible derrick barge with a 3,500-ton lift capacity. As a result of the termination, JRM recorded a gain on asset disposal of $224,472,000 and income from investees of $61,637,000.

On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture, and JRM recognized a gain on the termination of $37,353,000. Pursuant to the termination, JRM received cash of approximately $105,000,000, ETPM S.A.'s derrick/lay barge 1601 and ETPM S.A.'s interest in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and JRM's interest in McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc. The consolidated statement of income includes revenues of $74,096,000 and operating income of $18,751,000 for the fiscal year ended March 31, 1998 attributable to operations transferred to ETPM S.A.

During the fiscal year ended March 31, 1999, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

During the nine-month period ended December 31, 1999, JRM acquired an additional interest in its Deep Oil Technology joint venture for $2,575,000 in cash. In addition, the purchase agreement includes additional contingent consideration of up to $2,860,000 plus interest, based on future performance levels over the next fifteen years. As of December 31, 1999, contingent consideration of $1,360,000 was considered likely to be met and was included in the purchase price.

Our transactions with unconsolidated affiliates included the following:


                                                              Nine-Month
                                                             Period Ended    Fiscal Year Ended
                                                             December 31,        March 31,
                                                                 1999        1999       1998
                                                             ------------  ---------  ---------
                                                                        (In thousands)

                  Sales to                                   $   92,052    $ 136,737  $ 164,501
                  Leasing activities (included in Sales to)  $   73,019    $  42,154  $  10,491
                  Purchases from                             $    6,341    $  12,223  $  33,544
                  Dividends received                         $    4,206    $  28,650  $   9,832

Our other assets include non-current accounts receivable from unconsolidated affiliates of $2,702,000 and $2,819,000 at December 31, 1999 and March 31, 1999,
respectively. Our accounts payable includes payables to unconsolidated affiliates of $17,986,000 and $28,314,000 at December 31, 1999 and March 31, 1999, respectively. Our property, plant and equipment includes cost of $63,704,000 and $63,594,000 and accumulated depreciation of $34,119,000 and $29,497,000, respectively, at December 31, 1999 and March 31, 1999 of marine equipment that was leased to an unconsolidated affiliate.

NOTE 4 - INCOME TAXES

We have provided for income taxes based on the tax laws and rates in the countries in which we conduct our operations. We have earned all of our income outside of Panama, and we are not subject to income tax in Panama on income earned outside of Panama. Therefore, there is no expected relationship between the provision for, or benefit from, income taxes and income, or loss, before income taxes. The major reason for the variations in these amounts is that income is earned within and subject to the taxation laws of various countries, each of which has a regime of taxation which varies from the others. The taxation regimes vary not only with respect to nominal rate, but also with respect to the allowability of deductions, credits and other benefits. Variations also exist because the proportional extent to which income is earned in, and subject to tax by, any particular country or countries varies from year to year. MII and certain of its subsidiaries keep books and file tax returns on the completed contract method of accounting.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 1999 and March 31, 1999 were as follows:


                                                                                     December 31,     March 31,
                                                                                         1999           1999
                                                                                     ------------     ---------
                                                                                           (In thousands)
         Deferred tax assets:
           Accrued warranty expense                                                  $    15,447  $   15,848
           Accrued vacation pay                                                            8,315       8,234
           Accrued liabilities for self-insurance
             (including postretirement health care benefits)                              57,597      69,025
           Accrued liabilities for executive and employee incentive compensation          26,328      30,972
           Investments in joint ventures and affiliated companies                          5,000       6,419
           Operating loss carryforwards                                                   13,490      13,458
           Environmental and products liabilities                                        527,462     620,992
           Long-term contracts                                                            17,363          --
           Other                                                                          34,985      29,489
                                                                                     -----------  ----------
              Total deferred tax assets                                                  705,987     794,437
           Valuation allowance for deferred tax assets                                   (34,794)    (39,961)
                                                                                     -----------  ----------
              Deferred tax assets                                                        671,193     754,476
                                                                                     -----------  ----------
        Deferred  tax liabilities:
           Property, plant and equipment                                                  24,629      21,644
           Prepaid pension costs                                                           9,742      11,493
           Investments in joint ventures and affiliated companies                         11,167      15,243
           Insurance and other recoverables                                              458,484     544,382
           Long-term contracts                                                                 -       1,224
           Other                                                                           3,772       4,302
                                                                                     -----------  ----------
           Total deferred tax liabilities                                                507,794     598,288
                                                                                     -----------  ----------
           Net deferred tax assets                                                   $   163,399  $  156,188
                                                                                     ===========  ==========

Income before provision for (benefit from) income taxes and extraordinary item was as follows:

                                                                  Nine-Month
                                                                 Period Ended    Fiscal Year Ended
                                                                 December 31,          March
                                                                     1999         1999        1998
                                                                 ------------    -------    ------
                                                                             (In thousands)
         U.S.                                                    $   43,281  $   63,361  $ (125,441)
         Other than U.S.                                             (8,183)    123,917     417,248
                                                                 ----------  ----------  ----------
         Income before provision for (benefit from)
           income taxes and extraordinary item                   $   35,098  $  187,278  $  291,807
                                                                 ==========  ==========  ==========

The provision for (benefit from) income taxes consisted of:

         Current:
           U.S. - Federal                                        $    4,026  $   18,582  $   54,340
           U.S. - State and local                                     2,214       7,983       8,541
           Other than U.S.                                           22,986      (1,643)      3,715
                                                                 ----------  ----------  ----------
         Total current                                               29,226      24,922      66,596
                                                                 ----------  ----------  ----------

         Deferred
           U.S. - Federal                                             8,434     (37,152)       (147)
           U.S. - State and local                                     2,695       2,823          69
           Other than U.S.                                           (5,697)      4,604       9,599
                                                                 ----------  ----------  ----------
         Total deferred                                               5,432     (29,725)      9,521
                                                                 ----------  ----------  ----------

         Provision for (benefit from) income taxes               $   34,658  $   (4,803) $   76,117
                                                                 ==========  ==========  ==========

There is no provision for (benefit from) income taxes associated with the extraordinary item of $38,719,000 recorded by JRM in the fiscal year ended March 31, 1999.

Our current provision for other than U.S. income taxes in the fiscal years ended March 31, 1999 and 1998 includes a reduction of $525,000 and $10,427,000, respectively, for the benefit of net operating loss carryforwards. The provision for the nine-month period ended December 31, 1999 reflects a non-deductible loss of $37,810,000 on the curtailment of a foreign pension plan and non-deductible amortization of goodwill of $9,929,000 created by the premium we paid on the acquisition of the minority interest in JRM. The provision for the fiscal year ended March 31, 1999 also includes a benefit totaling approximately $25,456,000 for a reduction in the valuation allowance for deferred taxes. This reduction is the result of tax planning strategies, use of operating loss carrybacks and forecast taxable income. Included in the reduction of the valuation allowance was an amount that resulted from the sale of a foreign subsidiary, which generated no tax benefit. In addition, the fiscal year ended March 31, 1999 also reflects favorable tax settlements in U.S. and foreign jurisdictions totaling approximately $30,429,000.

MII and JRM would be subject to withholding taxes on distributions of earnings from their U.S. subsidiaries and certain foreign subsidiaries. We have not provided for any taxes, as we treat these earnings as indefinitely reinvested. For the nine-month period ended December 31, 1999, the undistributed earnings of foreign subsidiaries of MI and J. Ray McDermott Holdings, Inc. amounted to approximately $52,500,000. We estimate the unrecognized deferred income tax liability on these earnings is approximately $20,500,000. Withholding taxes of approximately $4,700,000 would be payable to the applicable foreign jurisdictions upon remittance of all previously unremitted earnings. It is not practicable to estimate the tax liability on the undistributed earnings of our other U.S. and foreign subsidiaries.

We reached settlements with the Internal Revenue Service ("IRS") concerning MI's U.S. income tax liability through the fiscal year ended March 31, 1990, disposing of all U.S. federal income tax issues. The IRS has issued notices for the fiscal years ended March 31, 1991 and March 31, 1992 asserting deficiencies in the amount of taxes reported, based on issues substantially similar to those raised in earlier years. We believe that any income taxes ultimately assessed against MI will not exceed amounts we have already provided for.

We have provided a valuation allowance ($34,794,000 at December 31, 1999) for deferred tax assets that cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that our remaining deferred tax assets at December 31, 1999 are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving the sales of appreciated assets. Uncertainties that affect the ultimate realization of our deferred tax assets include the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in the tax planning strategies we have identified. We have considered these factors in determining the valuation allowance. We will continue to assess the adequacy of the valuation allowance on a quarterly basis.

We have foreign net operating loss carryforwards of approximately $32,700,000 available to offset future taxable income in foreign jurisdictions. Approximately $9,700,000 of the foreign net operating loss carryforwards expire in 2000 to 2006. We have domestic net operating loss carryforwards of approximately $21,500,000 available to offset future taxable income in domestic jurisdictions. The domestic net operating loss carryforwards expire in 2009 to 2019.

Pursuant to a stock purchase and sale agreement (the "Intercompany Agreement"), MI has the right to sell to MII and MII has the right to buy from MI, 100,000 units, each of which consists of one share of MII Common Stock and one share of MII Series A Participating Preferred Stock held by MI since prior to the 1982 reorganization transaction under which MII became the parent of MI. The price is based on (1) the stockholders' equity of MII at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised and (2) the price-to-book value of the Dow Jones Industrial Average. At January 1, 2000, the aggregate unit value for MI's 100,000 units was $287,334,000. The net proceeds to MI from the exercise of any rights under the Intercompany Agreement would be subject to U.S. federal, state and other applicable taxes. We have not established any tax provisions for this arrangement, because there is no present intention by either party to exercise their rights under the Intercompany Agreement. The indentures relating to the notes issued by MI (see Note 5) limit our ability to amend the Intercompany Agreement.

NOTE 5 - LONG-TERM DEBT AND NOTES PAYABLE

                                                                             December 31,    March 31,
                                                                                 1999          1999
                                                                             ------------    ---------
                                                                                   (In thousands)
         Long-term debt consists of:
         Unsecured Debt:
           Series A Medium Term Notes (maturing in 2003; interest at
              various rates ranging from 8.20% to 9.00%)                        $   9,500  $  40,000
           Series B Medium Term Notes (maturities ranging from 5 to 23
              years; interest at various rates ranging from 6.50% to 8.75%)        64,000     64,000
           9.375% Notes due 2002 ($225,000,000 principal amount)                  224,798    224,739
           9.375% Senior Subordinated Notes due 2006
              ($1,234,000 principal amount)                                         1,213      1,397
           Other notes payable through 2012 (interest at
              various rates ranging to 10%)                                        23,453     23,667
         Secured Debt:
           Capitalized lease obligations                                              137      1,097
                                                                                ---------  ---------
                                                                                  323,101    354,900
         Less:  Amounts due within one year                                            87     31,126
                                                                                ---------  ---------
           Long-term debt                                                       $ 323,014  $ 323,774
                                                                                ---------  ---------

         Notes payable and current maturities of long-term debt consist of:
           Short-term lines of credit - unsecured                               $   4,148  $       -
           Secured borrowings                                                      82,264          -
           Current maturities of long-term debt                                        87     31,126
                                                                                ---------  ---------
           Total                                                                $  86,499  $  31,126
                                                                                ---------  ---------

         Weighted average interest rate on short-term borrowings                     6.17%      8.20%
                                                                                ---------  ---------

The indentures relating to the 9.375% Notes due 2002 and the Series A and B Medium Term Notes contain certain restrictive covenants, including limitations on indebtedness, liens securing indebtedness, and dividends and loans.

On March 5, 1999, JRM completed an offer to purchase all its outstanding 9.375% Senior Subordinated Notes at a purchase price of 113.046% of their principal amount ($1,130.46 per $1,000 principal amount), plus accrued and unpaid interest. On that date, JRM purchased $248,575,000 in principal amount of the notes for a total purchase price of $284,564,000, including accrued interest of $3,560,000. As a result, JRM recorded an extraordinary loss of $38,719,000. In connection with the purchase of the notes, JRM received consents to certain amendments that amended or eliminated certain restrictive covenants and other provisions contained in the indenture relating to the notes. Specifically, the covenants contained in the indenture that restricted JRM's ability to pay dividends, repurchase or redeem its capital stock or transfer funds through unsecured loans to or investments in MII were eliminated.

Maturities of long-term debt during the five years subsequent to December 31, 1999 are as follows: 2000 - $87,000; 2001 - $90,000; 2002 - $224,823,000; 2003
- $9,525,000; 2004 - $25,000.

At December 31, 1999 and March 31, 1999, we had available various uncommitted short-term lines of credit from banks totaling $72,766,000 and $87,578,000, respectively. At December 31, 1999, our outstanding borrowings under these lines of credit were $4,148,000. There were no borrowings under these lines at March 31, 1999. As of December 31, 1999 and March 31, 1999, B&W, jointly and severally with BWICO and BWXT, were parties to an unsecured credit agreement with a group of banks (the "BWICO Credit Agreement"). There were no borrowings under the agreement at December 31, 1999 or March 31, 1999. Commitment fees under the agreement totaled approximately $611,000, $733,000 and $412,000 for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively.

At December 31, 1999, JRM and certain of its subsidiaries were parties to an unsecured credit agreement with a group of banks (the "JRM Credit Agreement"). There were no borrowings under the JRM Credit Agreement at December 31, 1999 or March 31, 1999. Commitment fees under the agreement totaled approximately $508,000, $610,000 and $380,000 for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively.

In conjunction with its Chapter 11 filing and subject to U.S. Bankruptcy Court approval, B&W has entered into a three-year, $300,000,000 unsecured Debtor-in-Possession revolving credit facility ("DIP Credit Facility") with Citibank, N.A. The DIP Credit Facility has a maximum limit for cash advances and certain types of letters of credit of $100,000,000. The DIP Credit Facility is expected to receive "superpriority" status from the Bankruptcy Court and will be subject to certain financial and non-financial covenants. See further discussion of B&W's Chapter 11 filing in Note 20.

On February 21, 2000, we also entered into other financing arrangements providing for up to $500,000,000 of financing to the balance of our operations. This financing consists of a $200,000,000 credit facility for MII, BWXT and HPC (the "New MII Credit Facility") and a $300,000,000 credit facility for JRM and some of its subsidiaries (the "New JRM Credit Facility"). Each facility is with a group of lenders, for which Citibank, N.A. is acting as the administrative agent to the amounts of the letters of credit outstanding under each facility. We are proceeding to terminate the JRM Credit Agreement as soon as practical. As a result of the B&W bankruptcy filing, the BWICO Credit Agreement is in default and we are working with Citibank, N.A., the administrative agent for that facility as well as the DIP Credit Facility, to terminate the BWICO Credit Agreement on mutually acceptable terms.

The New MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 for advances or issuances of letters of credit for the account of the borrowers and for the benefit of the borrowers and their subsidiaries (other than B&W and the subsidiaries of B&W that filed Chapter 11 cases). Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 to reimburse issuers for drawings under outstanding letters of credit issued for the benefit of B&W and its subsidiaries and to issue new letters of credit for the account of MII to renew or extend any of those outstanding letters of credit on their scheduled expiration dates. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the New MII Credit Facility may not exceed $200,000,000. Both facilities are secured by a collateral account funded with cash and various government securities with a marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings then outstanding.

The New JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances or issuances of letters of credit for the account of the borrowers and for the benefit of the borrowers and their subsidiaries. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche is a $200,000,000 three-year term-loan facility with a 364-day initial availability period, subject to extension under some circumstances. The term-loan facility may only be used for purposes the lenders approve. The facility is subject to certain financial and non-financial covenants.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 1999, substantially all the net assets of MI were subject to those restrictions. At December 31, 1999, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $72,000,000. The New JRM Credit Facility continues to restrict JRM's ability to make unsecured loans to or investments in MII or its other subsidiaries.

As a result of MI's reclassification of its investment in MII to a reduction of stockholder's equity on March 31, 1999, MI and its subsidiaries are unable to incur any additional long-term debt obligations under one of MI's public debt indentures. We do not believe that this or B&W's bankruptcy filing will materially impact our immediate working capital and liquidity requirements for the balance of our other operations. We expect to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents, and short-term borrowings.

NOTE 6 - PENSION PLANS AND POSTRETIREMENT BENEFITS

We provide retirement benefits, primarily through non-contributory pension plans, for substantially all our regular full-time employees. We do not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada or the United Kingdom. We base our salaried plan benefits on final average compensation and years of service, while we base our hourly plan benefits on a flat benefit rate and years of service. Our funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") and, generally, to fund other pension plans as recommended by the respective plan actuaries and in accordance with applicable law.

We supply postretirement health care and life insurance benefits to our union employees based on our union contracts. Effective April 1, 1998, we terminated all postretirement benefits for non-union employees. On the same date, we amended the pension plans for the employees affected by the termination to increase the benefits payable to the participants to offset the cost of postretirement health care and life insurance. We measured the decrease in our postretirement benefit obligation against the increase in our projected benefit obligation of the pension plans, and recognized a resulting curtailment gain of $21,940,000 in the fiscal year ended March 31, 1999.

In the nine-month period ended December 31, 1999, we curtailed a pension plan in the United Kingdom and increased the benefits payable to the employees affected by the curtailment. As a result, we recognized a curtailment loss of $37,810,000, of which $14,168,000 related to estimated excise taxes payable. We are continuing to negotiate a settlement, but we do not believe the ultimate settlement loss will be significantly different from the amounts already provided for in the consolidated financial statements.

                                                           Pension Benefits              Other Benefits
                                                       Nine-Month    Fiscal Year     Nine-Month      Fiscal Year
                                                      Period Ended     Ended        Period Ended        Ended
                                                      December 31,    March 31,     December 31,      March 31,
                                                         1999           1999            1999            1999
                                                     -----------     -----------     -----------     -----------
                                                                            (In thousands)
 Change in benefit obligation:
 Benefit obligation at beginning of period           $ 1,799,443     $ 1,411,512     $   153,947     $   349,288
 Service cost                                             24,080          33,341              91             203
 Interest cost                                            86,186         112,822           6,631           9,478
 Plan participants' contributions                             90             136              --              --
 Curtailments                                             25,551           1,452         (19,745)       (215,751)
 Amendments                                               26,186         245,306              --              --
 Change in assumptions                                  (208,918)        101,387              --           3,012
 Actuarial (gain) loss                                    79,572           9,210         (10,112)         29,049
 Foreign currency exchange rate changes                    3,626          (7,014)             90              --
 Benefits paid                                           (93,567)       (108,709)        (10,307)        (21,332)
                                                     -----------     -----------     -----------     -----------
 Benefit obligation at end of period                   1,742,249       1,799,443         120,595         153,947
                                                     -----------     -----------     -----------     -----------
Change in plan assets:
 Fair value of plan assets at beginning of period      1,913,246       1,822,166              --              --
 Actual return on plan assets                            216,776         190,586              --              --
 Company contributions                                    12,712          14,602          10,307          21,332
 Plan participants' contributions                             90             136              --              --
 Foreign currency exchange rate changes                    3,409         (12,898)             --              --
 Benefits paid                                           (93,567)       (101,346)        (10,307)        (21,332)
                                                     -----------     -----------     -----------     -----------
 Fair value of plan assets at the end of period        2,052,666       1,913,246              --              --
                                                     -----------     -----------     -----------     -----------
 Funded status                                           310,417         113,803        (120,595)       (153,947)
 Unrecognized net obligation                            (281,442)        (25,456)          2,635           2,712
 Unrecognized prior service cost                          18,123          14,689              --              --
 Unrecognized actuarial (gain) loss                       (9,851)        (42,866)         (4,293)          1,879
                                                     -----------     -----------     -----------     -----------
 Net amount recognized                               $    37,247     $    60,170     $  (122,253)    $  (149,356)
                                                     ===========     ===========     ===========     ===========

Amounts recognized in the balance sheet:
 Prepaid benefit cost                                $   111,114     $   130,437     $        --       $      --
 Accrued benefit liability                               (88,353)        (81,727)       (122,253)       (149,356)
 Intangible asset                                          1,986           2,435              --              --
 Accumulated other comprehensive income                   12,500           9,025              --              --
                                                     -----------     -----------     -----------     -----------
 Net amount recognized                               $    37,247     $    60,170     $  (122,253)    $  (149,356)
                                                     ===========     ===========     ===========     ===========

Weighted average assumptions:
 Discount rate                                              7.63%           7.01%           7.58%           6.60%
 Expected return on plan assets                             8.24%           8.13%             --              --
 Rate of compensation increase                              4.50%           4.50%             --              --

For measurement purposes, a five-percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to four percent in 2005 and remain at that level thereafter.

                                                          Pension Benefits                       Other Benefits
                                                    Nine                                   Nine
                                                   Months           Fiscal Year           Months          Fiscal Year
                                                   Ended              Ended               Ended              Ended
                                                December 31,         March 31,         December 31,        March 31,
                                                    1999         1999        1998          1999         1999        1998
                                                ------------  ---------    ---------   ------------  ---------    ---------
                                                                          (In thousands)
         Components of net periodic
           benefit cost (income):
          Service cost                           $  24,080    $  33,341    $  29,002    $      91   $     203    $   3,487
          Interest cost                             86,186      112,822       94,182        6,631       9,478       26,480
          Expected return on plan assets          (113,943)    (146,990)    (130,317)          --          --           --
          Amortization of prior service cost         2,234        2,522        2,430           --          --           --
          Recognized net actuarial loss (gain)      (4,727)     (11,792)      (7,493)   $     644      (1,109)      (4,416)
                                                 ---------    ---------    ---------    ---------   ---------    ---------
          Net periodic benefit cost (income)     $  (6,170)   $ (10,097)   $ (12,196)   $   7,366   $   8,572    $  25,551
                                                 =========    =========    =========    =========   =========    =========

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $170,642,000, $134,812,000 and $87,681,000, respectively, for the nine-month period ended December 31, 1999 and $253,434,000, $207,549,000 and $152,700,000, respectively, for the fiscal year ended March 31, 1999.

Assumed health care cost trend rates have a significant effect on the amounts we report for our health care plan. A one-percentage-point change in our assumed health care cost trend rates would have the following effects:

                                                               One-Percentage-   One-Percentage-
                                                               Point Increase    Point Decrease
                                                               ---------------   ---------------
                                                                         (In thousands)

                   Effect on total of service and interest
                    cost components                                 $     269       $      (259)
                   Effect on postretirement benefit obligation      $   3,232       $    (3,123)

Multiemployer Plans

One of our subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $5,336,000, $11,295,000 and $5,151,000 in the nine-month period ended
December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively.

NOTE 7 - IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

Impairment losses to write-down property, plant and equipment to estimated fair values and to write-off goodwill are summarized by segment as follows:


                                                  Nine-Month       Fiscal Year
                                                 Period Ended         Ended
                                                 December 31,        March 31,
                                                    1999         1999         1998
                                                 ----------   ----------   ----------
                                                           (In thousands)
 Property, plant and equipment and other assets:
   Assets to be held and used:
       Marine Construction Services              $    1,456   $   16,458   $    2,891
       Power Generation Systems                          --           --        8,704
   Assets to be disposed of:
       Marine Construction Services                     766          877        7,000
       Industrial Operations                             --          261           --
 Goodwill:
       Marine Construction Services                      --       10,461      262,901
       Power Generation Systems                          --           --        1,611
       Industrial Operations                             --           --        8,098
                                                 ----------   ----------   ----------
   Total                                         $    2,222   $   28,057   $  291,205
                                                 ----------   ----------   ----------


Property, plant and equipment and other assets - assets to be held and used

During the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, we identified certain long-lived assets that were no longer expected to recover their entire carrying value through future cash flows. We generally determined fair values based on sales prices of comparable assets. The assets include non-core, surplus and obsolete property and equipment and fabrication facilities in our Marine Construction Services segment, and manufacturing facilities and related equipment in our Power Generation Systems segment.

Property, plant and equipment - assets to be disposed of

During the nine-month period ended December 31, 1999, our Marine Construction Services segment recorded an impairment loss of $676,000 to reduce a building near London to its fair value less cost to sell. In the fiscal year ended March 31, 1999, we recognized an impairment loss of $877,000 for this building. Prior to impairment, the building had a net book value of approximately $7,549,000. We decided to sell the building as a result of our withdrawal from traditional European engineering operations. We expect to sell this building in 2000. Also during the nine-month period ended December 31, 1999, this segment recognized $90,000 of impairment losses on leasehold improvements.

In the fiscal year ended March 31, 1998, our Marine Construction Services segment recorded a loss of $7,000,000 to reduce a Floating Production, Storage and Offloading System ("FPSO") to its estimated fair value less cost to sell. Prior to recognition of the impairment loss, the FPSO had a net book value of approximately $21,500,000. We determined the estimated fair value based on our best estimate, as these types of vessels are somewhat unique in nature. We decided to sell the FPSO following our strategic decision to exit this market. Excluding the impairment loss, the FPSO generated $2,774,000 of net income for the fiscal year ended March 31, 1998. We sold the FPSO during the fiscal year ended March 31, 1999 and recorded a resulting loss on asset disposal of approximately $2,382,000.

Goodwill

In the fiscal year ended March 31, 1999, our Marine Construction Services segment wrote off $4,834,000 associated with the acquisition of a Mexican shipyard we acquired in a prior year. We determined that the goodwill related to the Mexican shipyard had no continuing value as the facility's intended use was as a new-build facility, and the facility had been engaged primarily in ship repair. Also in the fiscal year ended March 31, 1999, our Marine Construction Services segment wrote off $5,627,000 related to an engineering business we acquired in a prior year. We determined that the business had no continuing value, based on our decision to withdraw from the third-party engineering business. Annual amortization of this goodwill totaled $1,524,000.

In the fiscal year ended March 31, 1998, our Marine Construction Services segment wrote off $262,901,000 associated with the acquisition of Offshore Pipelines, Inc. ("OPI"). In December 1997, we decided to exit the traditional shallow water business, and abandoned work previously associated with the OPI business. We based this decision on the industry outlook, the departure of key OPI executives, the termination or disposal of significant OPI joint ventures and the disposal of major OPI vessels. Annual amortization of the OPI goodwill was approximately $21,800,000. In addition, in the fiscal year ended March 31, 1998, our Industrial Operations segment wrote off $8,098,000 associated with the acquisition of McDermott Engineers and Constructors (Canada) Limited ("MECL") in a prior year. We concluded that the goodwill had no continuing value due to that subsidiary's reduced asset utilization and deteriorating market conditions.

Also, in the fiscal year ended March 31, 1998, we wrote off $1,611,000 of goodwill related to our Power Generation Systems segment's manufacturing facilities and related equipment.

NOTE 8 - SUBSIDIARIES' STOCKS

JRM

During the nine-month period ended December 31, 1999, MII acquired all of the publicly held shares of JRM common stock (see Note 2).

During the fiscal year ended March 31, 1998, JRM's Board of Directors approved the repurchase of up to two million shares of its common stock on the open market or through negotiated transactions. JRM repurchased 362,500 shares at an average share price of $37.31 during the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, JRM's Board of Directors authorized the repurchase of up to an additional one million shares. JRM repurchased another 1,837,700 shares of its common stock at an average share price of $31.67 through October 8, 1998, at which time JRM ceased making share repurchases.

At March 31, 1999, JRM had outstanding 3,200,000 shares of Series A $2.25 Cumulative Convertible Preferred Stock, all of which were owned by MII. At March 31, 1999, 14,538,270 shares of JRM Common Stock were reserved for issuance in connection with the conversion of JRM Series A Preferred Stock, the exercise of stock options and awards of restricted stock under JRM's stock incentive plans and contributions to the Thrift Plan described in Note 10.

MI

During the fiscal year ended March 31, 1999, MI redeemed all of its Series A Cumulative Convertible Preferred Stock and Series B Cumulative Preferred Stock. Preferred dividends of $4,400,000 and $12,722,000 were included as a component of minority interest in other income (expense) in the fiscal years ended March 31, 1999 and 1998, respectively.

NOTE 9 - CAPITAL STOCK

The Panamanian regulations that relate to acquisitions of securities of companies registered with the National Securities Commission, such as MII, have certain requirements. They require, among other matters, that detailed disclosure concerning an offeror be finalized before that person acquires beneficial ownership of more than five percent of the outstanding shares of any class of our stock pursuant to a tender offer. The detailed disclosure is subject to review by either the Panamanian National Securities Commission or our Board of Directors. Transfers of shares of common stock in violation of these regulations are invalid and cannot be registered for transfer.

We issue shares of our common stock in connection with our 1996 Officer Long-Term Incentive Plan (and its predecessor programs), our 1997 Director Stock Program, our 1992 Senior Management Stock Option Plan and contributions to our Thrift Plan. At December 31, 1999 and March 31, 1999, 11,624,584 and 10,465,688
shares of common stock, respectively, were reserved for issuance in connection with those plans.

During the fiscal year ended March 31, 1998, our Board of Directors approved our repurchase of up to two million shares of our common stock from time to time on the open market or through negotiated transactions, depending on the availability of cash and market conditions. The purpose of the repurchases was to offset dilution created by the issuance of shares pursuant to our stock compensation and thrift plans. We completed our two million share repurchase program in August 1998. During the fiscal year ended March 31, 1999, we repurchased 1,900,000 shares of our common stock at an average share price of $31.10.

MII Preferred Stock

On April 6, 1998, we called for redemption our non-voting Series C Cumulative Convertible Preferred Stock. On April 21, 1998, all 2,875,000 shares of Series C Preferred Stock were converted into shares of common stock at a rate of 1.4184 shares of our common stock for each share of Series C Preferred Stock, resulting in 4,077,890 shares of common stock being issued.

At December 31, 1999 and March 31, 1999, 100,000 shares of our non-voting Series A Participating Preferred Stock (the "Participating Preferred Stock") and 20,000 and 30,000 shares of Series B Non-Voting Preferred Stock (the "Non-Voting Preferred Stock"), respectively, were issued and owned by MI. The Non-Voting Preferred Stock is currently callable at $275 per share, and we are redeeming 10,000 shares each year at $250 per share under the applicable mandatory redemption provisions. The annual per share dividend rates for the Participating Preferred Stock and the Non-Voting Preferred Stock are $10 and $20, respectively, payable quarterly, and dividends on those shares are cumulative to the extent not paid. The annual per share dividend rate for the Participating Preferred Stock is limited to no more than ten times the amount of the per share dividend on our common stock. In addition, shares of Participating Preferred Stock (1) are entitled to receive additional dividends whenever dividends in excess of $3.00 per share on our common stock are declared (or deemed to have been declared) in any fiscal year and (2) share equally with the shares of our common stock upon liquidation, with each share of Participating Preferred Stock being equivalent to 350 shares of common stock for these purposes. For our consolidated financial reporting purposes, the Participating Preferred Stock and the Non-Voting Preferred Stock are considered constructively retired. The shares of Participating Preferred Stock are subject to the Intercompany Agreement (see
Note 4).

On December 5, 1995, we designated 702,652 shares of our authorized but unissued preferred stock as Series D Participating Preferred Stock in connection with our adoption of a Stockholders Rights Plan. As of December 31, 1999, no shares of Series D Participating Preferred Stock were outstanding.

Our issuance of additional shares of preferred stock in the future and the specific terms thereof, such as the dividend rights, conversion rights, voting rights, redemption prices and similar matters, may be authorized by our Board of Directors without stockholder approval.

MII Rights

Under our Stockholder Rights Plan, our stockholders have one right for each outstanding share of Common Stock held. The rights currently trade with the common stock and each right entitles the holder thereof to purchase one one-hundredth of a share of our Series D Participating Preferred Stock for $50 per share subject to anti-dilution adjustments. The rights become exercisable and detach from the common stock within a specified period of time after a person or a group either becomes the beneficial owner of 15 percent or more of our outstanding common stock, or commences or announces an intention to commence a tender or exchange offer for 15 percent or more of our outstanding common stock (an "Acquiring Person"). Once exercisable, each right entitles the holder thereof (other than an Acquiring Person) to purchase at the $50 exercise price the number of shares of common stock that have a market value equal to twice the exercise price. If our company merges with or transfers 50 percent or more of its assets or earnings to any person after the rights become exercisable, holders of rights may purchase that number of shares of common stock of the acquiring entity that have a market value equal to twice the exercise price. We may redeem the rights at a price of $0.01 per right for a specified period of time after a person or group becomes an Acquiring Person. The Stockholder Rights Plan, which was amended and restated on April 15, 1999, is currently scheduled to expire on January 2, 2001.

NOTE 10 - STOCK PLANS

1996 Officer Long-Term Incentive Plan

At December 31, 1999, we had a total of 2,403,425 shares of our common stock (including shares that were not awarded under predecessor plans) available for stock option grants and restricted stock awards to officers and key employees under our 1996 Officer Long-Term Incentive Plan. That plan permits grants of nonqualified stock options, incentive stock options and restricted stock. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of the grant. Under the plan, eligible employees may be granted rights to purchase shares of common stock at par value ($1.00 per share), which shares are subject to restrictions on transfer that lapse at such times and circumstances as specified when granted. As of December 31, 1999, we had 672,081 shares of common stock available for award as restricted stock. During the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, we granted performance-based restricted stock awards under the plan to certain officers and key employees. Under the provisions of the performance-based awards, no shares are issued at the time of the initial award, and the number of shares which will ultimately be issued will be determined based on the change in the market value of our common stock over a specified performance period. The performance-based awards in the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998 were represented by initial notional grants totaling 22,190, 129,510 and 86,400 rights to purchase restricted shares of common stock, respectively. These rights had weighted average fair values of $7.22, $28.52 and $33.00 on their respective dates of grant during the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998. Through December 31, 1999, we issued a total of 1,228,410 shares of restricted stock under the plan (and a predecessor plan). During the nine-month period ended December 31, 1999, we issued 106,470 restricted shares in accordance with the terms of the JRM merger. These shares had a weighted average fair value of $27.19 per share. No restricted shares were issued in the fiscal years ended March 31, 1999 or 1998.

1997 Director Stock Program

At December 31, 1999, we had a total of 78,662 shares of our common stock (including approved shares that were not awarded under a predecessor plan) available for grants of options and rights to purchase restricted shares to non-employee directors under our 1997 Director Stock Program. Under this program, we grant options to purchase 900, 300 and 300 shares on the first, second and third years, respectively, of a director's term at not less than 100% of the fair market value on the date of grant. These options become exercisable, in full, six months after the date of the grant and expire ten years and one day after the date of grant. Under this program, we grant rights to purchase 450, 150, and 150 shares on the first, second and third years, respectively, of a director's term, at par value ($1.00 per share), which shares are subject to restrictions on transfer that lapse at the end of such term. Through December 31, 1999, we issued a total of 22,901 shares of restricted stock under the 1997 Director Stock Plan (and its predecessor plan) including 1,026 shares we issued in connection with the JRM merger.

1992 Senior Management Stock Option Plan

At December 31, 1999, we had a total of 1,733,926 shares of common stock available for stock option grants under our 1992 Senior Management Stock Option Plan. Our Board of Directors determines the total number of shares available for grant from time to time. Under this plan, options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant.

In the event of a change in control of our company, all three programs have provisions that may cause restrictions to lapse and accelerate the exercisability of outstanding options.

In accordance with the terms of the JRM merger, we issued a total of 696,000 options to senior management employees, officers and directors of JRM who held JRM stock options at the effective time of the merger. These options have the same terms and conditions as the options originally granted by JRM except that they are fully vested and their exercise prices are not equal to the market price on the date of grant. The number of options we issued and their exercise prices were determined in accordance with the merger agreement. These options have a weighted average exercise price of $22.72 and a range of exercise prices from $4.47 to $30.12. The weighted average fair value of these options at the date of grant was $12.17.

The following table summarizes activity for MII's stock option plans (share data in thousands):

                                             Nine-Month                     Fiscal Year
                                            Period Ended                       Ended
                                            December 31,                     March 31,
                                                1999                 1999              1998
             ------------------------------------------------------------------------------------
                                                   Weighted-         Weighted-          Weighted-
                                                    Average           Average            Average
                                                   Exercise          Exercise           Exercise
                                         Options   Price    Options   Price    Options    Price
             ------------------------------------------------------------------------------------

             Outstanding, April 1          4,245  $  24.76   3,904   $  23.66   5,260   $   22.55
             Granted                         758     21.64     651      29.40     363       33.99
             Exercised                       (68)    21.08    (187)     19.76  (1,451)      21.68
             Cancelled/forfeited            (123)    22.53    (123)     21.83    (268)      26.67
                                           -----  --------   -----   --------   -----   ---------
             Outstanding, end of period    4,812  $  24.38   4,245   $  24.76   3,904   $   23.66
                                           -----  --------   -----   --------   -----   ---------
             Exercisable, end of period    4,097  $  24.04   3,101   $  23.82   2,358   $   22.95
                                           =====  ========   =====   ========   =====   =========

The following tables summarize the range of exercise prices and the weighted-average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 1999 (share data in thousands):

                                             Options Outstanding             Options Exercisable
                                             -------------------             -------------------
                                                  Weighted-
                                                   Average      Weighted-                Weighted-
                                                  Remaining      Average                 Average
                      Range of        Number      Contractual   Exercise    Number      Exercise
                   Exercise Prices  Outstanding  Life in Years    Price   Exercisable     Price
                   ---------------  -----------  -------------    -----   -----------     -----

                $   4.67 -  19.14        237         6.8        $  12.32       179      $   13.65
                   19.31 -  24.00      1,779         5.3           21.29     1,564          21.23
                   24.13 -  29.06      1,646         3.7           24.98     1,642          24.97
                   29.24 -  38.25      1,150         3.6           30.78       712          30.66
                                       -----                                 -----
                $   4.67 -  38.25      4,812         4.4         $ 24.38     4,097       $  24.04
                                       =====                                 =====

As discussed in Note 1, we apply APB 25 and related interpretations in accounting for our stock-based compensation plans. Charges to income related to stock plan awards totaled approximately $535,000, $4,276,000 and $6,288,000 for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively. If we had accounted for our stock plan awards using the alternative fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and earnings
(loss) per share would have been the pro forma amounts indicated as follows:

                                                          Nine-Month        Fiscal Year
                                                         Period Ended          Ended
                                                         December 31,       March 31,
                                                            1999        1999       1998
                                                            ----        ----       ----
                                                       (In thousands, except per share data)
                  Net income (loss):
                    As reported                           $   440     $153,362  $215,690
                    Pro forma                             $(3,398)    $148,629  $214,991
                  Basic earnings (loss) per share:
                    As reported                           $  0.01     $   2.60  $   3.74
                    Pro forma                             $ (0.06)    $   2.52  $   3.73
                  Diluted earnings (loss) per share:
                    As reported                           $  0.01     $   2.54  $   3.48
                    Pro forma                             $ (0.06)    $   2.46      3.48

The above pro forma information is not indicative of future pro forma amounts. SFAS 123 does not apply to awards prior to the fiscal year ended March 31, 1996, and we anticipate additional awards in future years. The fair value of each option grant was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            Nine-Month             Fiscal Year
                                                           Period Ended               Ended
                                                           December 31,             March 31,
                                                               1999            1999         1998
                                                               ----            ----         ----
         Risk-free interest rate                                5.79%           4.67%        5.48%
         Volatility factor of the expected market
           price of MII's common stock                           .49             .46          .36
         Expected life of the option in years                    2.8             3.5          3.6
         Expected dividend yield of MII's common stock           0.7%            0.8%         0.6%

The weighted average fair value of the stock options granted in the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998 was $11.59, $10.80 and $10.85, respectively. During the nine-month period ended December 31, 1999, weighted average exercise prices and weighted average fair values of options whose exercise prices were equal to, greater than or less than the market price of the stock on the grant date were as follows:

                                                  Weighed Average
                                                  ---------------
                                              Exercise         Fair
                                               Price           Value
                                              -------         -------
                   Equal to                   $  9.61         $  5.11
                   Greater than               $ 29.25         $  9.26
                   Less than                  $ 20.60         $ 13.11

Thrift Plan

On November 12, 1991 and June 5, 1995, respectively, 5,000,000 of the authorized and unissued shares of each of the MII and JRM common stock were reserved for issuance for the employer match to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"). Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, 299,506, 229,245 and 191,058 shares, respectively, of MII's common stock were issued as employer contributions pursuant to the Thrift Plan. During the nine-month period ended December 31, 1999 (prior to the JRM merger) and the fiscal years ended March 31, 1999 and 1998, 4,336, 68,104 and 65,727 shares, respectively, of JRM's common stock were issued as employer contributions pursuant to the Thrift Plan. During the nine-month period ended December 31, 1999, MII completed its acquisition of all outstanding shares of JRM, and JRM shares are no longer issued as an employer's matching contribution. At December 31, 1999, 2,597,036 shares of MII's common stock remained available for issuance under the Thrift Plan.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

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

On becoming aware of the allegations involving HeereMac, we initiated action to terminate JRM's interest in HeereMac, and, on December 19, 1997, Heerema acquired JRM's interest in exchange for cash and title to several pieces of equipment. On December 21, 1997, HeereMac and one of its employees pled guilty to criminal charges by the Department of Justice that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, the North Sea and the Far East. HeereMac and the HeereMac employee were fined $49,000,000 and $100,000, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the Department of Justice investigation. Neither MII, JRM nor any of their officers, directors or employees was a party to those proceedings.

In July 1999, a former JRM officer was indicted by the Department of Justice for participating in an international bid-rigging conspiracy for the sale of marine construction services and pled guilty.

We have cooperated with the Department of Justice in its investigation. The Department of Justice also has requested additional information from us relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which has been renamed J. Ray McDermott Middle East, Inc.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman
Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court dismissed the Statoil Litigation for lack of subject matter jurisdiction. In August 1999, Statoil filed its notice of appeal of the dismissal. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining claims in the lawsuit. That motion is pending.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequently, the following parties (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages.

We are also cooperating with a Securities and Exchange Commission ("SEC") investigation into whether MII and JRM may have violated U.S. securities laws in connection with, but not limited to, the matters described above. MII and JRM are subject to a consent decree under a judicial order entered in 1976, with the consent of MI (which at that time was the parent of the McDermott group of companies), pursuant to an SEC complaint. This decree prohibits the companies from making false entries in their books, maintaining secret or unrecorded funds or using corporate funds for unlawful purposes. Violations of this decree could result in substantial civil and/or criminal penalties to the companies.

As a result of the initial allegations of wrongdoing in March 1997, we formed and have continued to maintain a special committee of our Board of Directors to monitor and oversee our investigation into all of these matters.

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC investigation, our internal investigation, the above-referenced lawsuits or any actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. These matters could result in civil and criminal liability and have a material adverse effect on our consolidated financial position and results of operations.

B&W and Atlantic Richfield Company are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania, involving approximately 300 separate cases relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"), alleging, among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and Atlantic Richfield Company liable to the plaintiffs in the first eight cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the court set aside the judgement and ordered a new trial on all issues. Recently, the court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters. We do not expect any further trials on the other cases until a decision is rendered on the appeal. There is a controversy between B&W and its insurers as to the amount of insurance coverage under the insurance policies covering these facilities. B&W has filed an action seeking a judicial determination of this matter, which is currently pending in a Pennsylvania court. We believe that any award and all other claims will be resolved within the limits and coverage of our insurance policies; but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. In connection with the foregoing, B&W settled all pending and future punitive damage claims represented by the plaintiffs' lawyers in the Hall Litigation for $8,000,000 and seeks reimbursement of this amount from other parties.

From December 1999 through February 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of these complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. We filed motions to dismiss three of these complaints for failure to state a claim on which relief can be granted, before they were consolidated before one federal judge in New Orleans. The fourth case has now been consolidated with the others. The plaintiffs have been allowed to file a consolidated amended complaint, which we will respond to after it has been filed. We believe the substantive allegations contained in the original complaints are without merit and intend to defend against these and any substantively similar claims vigorously.

In December 1998, JRM was in the process of installing a deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. As a result, Texaco has withheld payment to JRM of $23,000,000 due under the installation contract, and recently JRM instituted an arbitration proceeding against Texaco seeking the amount owed. Texaco has countered, claiming damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor. Texaco has also filed a lawsuit against a number of other parties, claiming that they are responsible for the incident. It is our position that the installation contract between the parties prohibits Texaco's claims against JRM and JRM is entitled to the amount withheld.

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including performance or warranty related matters under our customer and supplier contracts and other business arrangements. In our management's opinion, none of this litigation or disputes and claims will have a material adverse effect on our consolidated financial position or results of operations.

Products Liability

As a result of asbestos-containing commercial boilers and other products B&W and certain of its subsidiaries sold, installed or serviced in prior decades, B&W is subject to a substantial volume of non-employee products liability claims asserting asbestos-related injuries. All of these claims are similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff as a result of the exposure to asbestos fibers (e.g., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes).

Personal injury claim activity was as follows:

                                                                   For the
                                                                 Nine-Month
                                                                Period Ended      For the Fiscal Year Ended
                                                                December 31,              March 31,
                                                                    1999           1999            1998
                                                                  -------        -------          -------
                                                                              (In thousands)
              Claims outstanding, beginning of period              41,721         43,826           45,253
              New claims                                           27,809         24,278           30,004
              Settlements                                         (24,958)       (26,383)         (31,431)
                                                                  -------        -------          -------
              Claims outstanding, end of period                    44,572         41,721           43,826
                                                                  =======        =======          =======

We have insurance coverage for these asbestos product liability claims against B&W, which coverage is subject to varying insurance limits that are dependent upon the year involved. Pursuant to agreements with the majority of our principal insurers concerning the method of allocation of claim payments to the years of coverage, B&W historically negotiated and settled these claims and billed the appropriate amounts to the insurers. Ever since these claims began in the early 1980's, B&W has adopted a strategy of grouping claims that met certain basic criteria and settling them at the lowest possible average cost per claim. We have recognized provisions in our consolidated financial statements to the extent that settled claim payments are not deemed recoverable from insurers.

At December 31, 1999 and March 31, 1999, we had recorded the following with respect to asbestos products liability claims and related insurance recoveries:

                                                              December 31,    March 31,
                                                                   1999          1999
                                                              ------------    ---------
                                                                      (In thousands)
                           Asbestos products liability:
                             Current                          $   270,000    $   240,000
                             Non-current                        1,061,365      1,322,363
                                                              -----------    -----------
                             Total                            $ 1,331,365    $ 1,562,363
                                                              ===========    ===========

                           Asbestos products liability insurance recoverable:
                             Current                          $   230,900    $   199,750
                             Non-current                          942,982      1,167,113
                                                              -----------    -----------
                             Total                            $ 1,173,882    $ 1,366,863
                                                              ===========    ===========

Historically, B&W's estimated liabilities for pending and future non-employee products liability asbestos claims have been derived from its prior claims history. Inherent in the estimate of such liabilities have been expected trend claim severity, frequency, and other factors. B&W's estimated liabilities have been based on the assumption that B&W will continue to settle claims rather than litigate, that new claims will conclude in 2012, that there will be a significant decline in new claims received after 2003, and that the average cost per claim will continue to increase only moderately. During the fiscal year ended March 31, 1999, we revised our estimate of the liability for pending and future non-employee asbestos claims and recorded an additional liability of $817,662,000, additional estimated insurance recoveries of $732,477,000 and a loss of $85,185,000 for future claims for which recovery from insurance carriers was not considered probable.

However, in late 1999, B&W experienced an increase in the amounts demanded by certain claimants to settle mesothelioma, lung cancer, and asbestosis claims. The demanded amounts significantly exceeded the average amount of B&W's historical settlement payments for these types of claims. As a result, on February 22, 2000, B&W filed a voluntary petition for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans. Under a proposed plan of reorganization, which will be subject to approval by the court, B&W intends to establish a trust that will provide a process through which future asbestos claims will be evaluated and resolved. We believe this is the only viable means to determine and comprehensively resolve B&W's and its subsidiaries' asbestos products liability. Although the filing increases the uncertainty with respect to the manner in which such liabilities will ultimately be settled, we believe the amount that B&W has provided for asbestos products liability claims at December 31, 1999, continues to represent our best estimate of B&W's ultimate liability for asbestos claims.

B&W's ultimate liability still remains uncertain until a plan of reorganization is negotiated and approved by the bankruptcy court. In addition, any changes in the estimate of liability and insurance recoverables, and differences between the proportion of any additional non-employee asbestos products liabilities covered by insurance and that experienced in the past, could result in material adjustments to the B&W financial statements and could negatively impact our ability to realize our net investment in B&W. See the discussion regarding the accounting for B&W subsequent to the filing in Note 20.

Environmental Matters

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended. We have not been determined to be a major contributor of waste to these sites. However, each potentially responsible party or contributor may face assertions of joint and several liability. Generally, however, a final allocation of costs is made based on relative contribution of wastes to each site. Based on our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial position or results of operations.

During the fiscal year ended March 31, 1995, we decided to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities"). B&W is proceeding with decontamination as the existing NRC license permits. B&W submitted a decommissioning plan to the NRC for review and approval in January 1996. B&W transferred the facilities to BWXT in the fiscal year ended March 31, 1998. BWXT reached agreement with the NRC in the fiscal year ended March 31, 1999 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2002. BWXT expects to request approval from the NRC to release the site for unrestricted use at that time. At December 31, 1999, the remaining provision for the decontamination, decommissioning and closing of these facilities was $8,698,000.

The Department of Environmental Protection of the Commonwealth of Pennsylvania ("PADEP") advised B&W in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought related to potential groundwater contamination resulting from previous operations at the facilities. PADEP has advised BWXT that it does not intend to assess any monetary sanctions provided that BWXT continues its remediation program of the Parks Facilities.

At December 31, 1999 and March 31, 1999, we had total environmental reserves (including provision for the facilities discussed above) of $23,391,000 and $31,568,000, of which $11,787,000 and $19,835,000, respectively, were included in current liabilities. Our estimated recoveries of these costs are included in environmental and products liabilities recoverable at December 31, 1999. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates may differ from the amounts we have provided for in our consolidated financial statements, however, we do not believe that these differences will have a material effect on our operating results.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 1999 are as follows:

                      Fiscal Year Ending December 31,       Amount
                      -------------------------------     ------------
                                  2000                    $ 11,519,000
                                  2001                    $  7,917,000
                                  2002                    $  5,986,000
                                  2003                    $  4,113,000
                                  2004                    $  2,070,000
                               thereafter                 $ 42,860,000

Total rental expense for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998 was $34,850,000, $96,816,000 and
$93,057,000, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

Other

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts. As a result, various aspects of our operations are subject to continuing reviews by governmental agencies.

We maintain liability and property insurance against such risk and in such amounts as we consider adequate. However, certain risks are either not insurable or insurance is available only at rates we consider uneconomical.

We are contingently liable under standby letters of credit totaling $434,998,000 at December 31, 1999, all of which were issued in the normal course of business. We have guaranteed $11,732,000 of loans to and $1,173,000 of standby letters of credit issued by our unconsolidated foreign joint ventures at December 31, 1999. In addition, we have a limited guarantee of approximately $46,700,000 of debt incurred by an unconsolidated foreign joint venture. At December 31, 1999, we had pledged approximately $47,897,000 fair value of government obligations and corporate bonds to secure payments under and in connection with certain reinsurance agreements and $81,180,000 fair value of these obligations to secure borrowings of $82,264,000 that are incurred under repurchase agreements.

Our Construcciones Maritimas Mexicanas, S.A. de C.V. ("CMM") joint venture is currently in default under its primary borrowing arrangement at December 31, 1999, without which it lacks the funds to complete its contracts. An extension of the financing agreement is currently being negotiated. We have an investment in CMM of approximately $5,300,000 and accounts receivable due from CMM of approximately $14,300,000 at December 31, 1999, all of which may be impaired if CMM is unable to negotiate an extension of the financing agreement.

NOTE 12 - RELATED PARTY TRANSACTIONS

A company affiliated with one of our directors, who became a director in June 1999, manages and operates an offshore producing oil and gas property for JRM. The management and operation agreement requires JRM to pay an operations management fee of approximately $10,000 per month, a marketing service fee based on production, a minimum accounting and property supervision fee of $5,000 per month, and certain other costs incurred in connection with the agreement. JRM paid approximately $464,000 in fees and costs under the agreement during the nine-month period ended December 31,1999. JRM has also periodically entered into agreements to design, fabricate and install offshore pipelines for the same company. JRM received approximately $1,900,000 for work performed on those agreements in the nine-month period ended December 31, 1999.

Under a non-competition agreement JRM entered into in connection with its acquisition of OPI, a former director of JRM, who resigned in April 1996, received $1,500,000 in the nine-month period ended December 31, 1999 and in each of the fiscal years ended March 31, 1999 and 1998.

JRM has a right to production payments in an offshore oil and gas property owned by an affiliate of a former director of JRM, whose term as director ended in August 1997, that allows it to share in up to $8,000,000 of the net proceeds based on a percentage of its original interest in such property. JRM earned approximately $1,262,000 in payments in the fiscal year ended March 31, 1998. In addition, during the fiscal year ended March 31, 1998, JRM sold its investment in common stock of this affiliate and its interest in a limited partnership, which is also an affiliate of this former director.

See Note 3 for transactions with unconsolidated affiliates.

NOTE 13 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

Our Marine Construction Services segment's principal customers are businesses in the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. The principal customers of our Power Generation Systems segment are principally businesses and utilities in the electric power generation industry (including government-owned utilities and independent power producers) and the pulp and paper industry and other process industries, such as oil refineries and steel mills. The primary customer of our Government Operations segment is the U.S. Government (including its contractors). The principal customers of our Industrial Operations segment are oil and natural gas producers, and businesses in the electric power generation industry and the petrochemical and chemical processing industries. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. Approximately 50% of our trade receivables are due from foreign customers. (See Note 17 for additional information about our operations in different geographic areas.) We generally do not obtain any collateral for our receivables.

We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 1999 and March 31, 1999, the allowance for possible losses we deducted from accounts receivable-trade on the accompanying balance sheet was $3,657,000 and $5,544,000, respectively.

NOTE 14 - INVESTMENTS

The following is a summary of our available-for-sale securities at December 31, 1999:

                                                          Amortized           Gross          Estimated
                                                            Cost        Unrealized Losses   Fair Value
                                                         ----------     -----------------   ----------
                                                                           (In thousands)
         Debt securities:
           U.S. Treasury securities and obligations
              of  U.S. Government agencies               $  277,582          $  7,473       $  270,109
           Corporate notes and bonds                         58,423             1,712           56,711
           Other debt securities                             49,734               809           48,925
                                                         ----------          --------       ----------
         Total debt securities                              385,739             9,994          375,745
         Equity securities                                      205               137               68
                                                         ----------          --------       ----------
           Total                                         $  385,944          $ 10,131       $  375,813
                                                         ==========          ========       ==========

The following is a summary of our available-for-sale securities at March
31,1999:

                                                                     Gross      Gross     Estimated
                                                        Amortized  Unrealized Unrealized    Fair
                                                           Cost      Gains      Losses      Value
                                                       ----------  --------   --------   ----------
                                                                      (In thousands)
         Debt securities:
           U.S. Treasury securities and obligations
              of  U.S. Government agencies             $  472,217  $  2,326   $  1,471   $  473,072
           Corporate notes and bonds                      228,642       679        202      229,119
           Other debt securities                          136,259       104         63      136,300
                                                       ----------  --------   --------   ----------
              Total                                    $  837,118  $  3,109   $  1,736   $  838,491
                                                       ==========  =========  =========  ==========

The amortized cost and estimated fair value amounts of debt securities at March 31, 1999 include $14,171,000 in other debt securities that we have reported as cash equivalents. At March 31, 1999, our investments also included $82,579,000 in time deposits.

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

                                                                          Gross            Gross
                                                            Proceeds  Realized Gains  Realized Losses
                                                            --------  --------------  ---------------
                                                                      (In thousands)
              Nine-Month Period Ended December 31, 1999     $  404,811    $    199       $    370
              Fiscal Year Ended March 31, 1999              $  339,478    $  1,792       $    125
              Fiscal Year Ended March 31, 1998              $   95,430    $    118       $    766

The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 1999, by contractual maturity, are as follows:


                                                                  Amortized     Estimated
                                                                    Cost        Fair Value
                                                                ------------   ------------
                                                                        (In thousands)
                  Due in one year or less                       $    100,992   $    100,174
                  Due after one through three years                  160,208        157,179
                  Due after three years                              124,539        118,392
                                                                ------------   ------------
                    Total                                       $    385,739   $    375,745
                                                                ============   ============


NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

Our worldwide operations give rise to exposure to market risks from changes in foreign exchange rates. We use derivative financial instruments, primarily forward exchange contracts, to reduce those risks. We do not hold or issue financial instruments for trading purposes.

We enter into forward exchange contracts primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At December 31, 1999, we had forward exchange contracts to purchase $193,693,000 in foreign currencies (primarily Canadian Dollars), and to sell $48,523,000 in foreign currencies (primarily Canadian Dollars), at varying maturities from 2000 through 2004. At March 31, 1999, we had forward exchange contracts to purchase $93,700,000 in foreign currencies (primarily Canadian Dollars) and to sell $18,626,000 in foreign currencies (primarily Canadian Dollars), at varying maturities from 1999 through 2002.

We have included deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments on a net basis in the accompanying balance sheet as a component of either contracts in progress or advance billings on contracts or as a component of either other current assets or accrued liabilities. We recognize these gains and losses as part of the purchase or sale transaction when it is recognized, or as other gains or losses when we no longer expect a hedged transaction to occur. At December 31, 1999 and March 31, 1999, we had deferred gains of $1,818,000 and $137,000, respectively, and deferred losses of $2,082,000 and $5,377,000, respectively, related to forward exchange contracts, most of which we will recognize in accordance with the percentage-of-completion method of accounting.

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments, but we do not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in these contracts.

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts we have reported in the accompanying balance sheet for cash and cash equivalents approximate their fair values.

Investments: We estimate the fair values of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Long- and short-term debt: We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

Foreign currency exchange contracts: We estimate the fair values of foreign currency forward exchange contracts by obtaining quotes from brokers. At December 31, 1999 and March 31, 1999, we had net forward exchange contracts outstanding to purchase foreign currencies with notional values of $145,170,000 and $75,074,000, respectively, and fair values of $147,900,000 and $72,153,000, respectively.

The estimated fair values of our financial instruments are as follows:

                                        December 31, 1999          March 31, 1999
                                    -------------------------  ----------------------
                                     Carrying        Fair       Carrying     Fair
                                      Amount         Value       Amount      Value
                                    -----------   -----------  ----------  ----------
                                                      (In thousands)
      Balance Sheet Instruments
      Cash and cash equivalents     $   162,734   $   162,734  $  181,503  $  181,503
      Investments                   $   375,813   $   375,813  $  906,899  $  906,899
      Debt excluding capital leases $   409,376   $   408,821  $  353,803  $  365,774

NOTE 17 - SEGMENT REPORTING

Our reportable segments are Marine Construction Services, Power Generation Systems, Government Operations and Industrial Operations. These segments are managed separately and are unique in technology, services and customer class.

Marine Construction Services, which includes the results of JRM, supplies worldwide services for customers in the offshore oil and gas exploration, production and hydrocarbon processing industries and to other marine construction companies. Its principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms, specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides project management services, engineering services, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms.

Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities. Substantially all of the operations of our Power Generation Systems segment are conducted by B&W. As previously discussed, on February 22, 2000, B&W, and certain of its subsidiaries, filed a voluntary petition in the U.S. Bankruptcy Court for the

Eastern District of Louisiana in New Orleans to reorganize under Chapter 11 of the U.S. Bankruptcy Code. We expect that this filing will have little effect, if any, on our customers, suppliers, employees or retirees. However, due to the bankruptcy filing, effective February 22, 2000 we will no longer consolidate B&W's results of operations in our consolidated financial statements and our investment in B&W will be presented on the cost method. Accordingly, until B&W emerges from the jurisdiction of the Bankruptcy Court, Power Generation Systems will no longer be a reportable segment.

Government Operations supplies nuclear reactor components and nuclear fuel assemblies to the U.S. Government, manages and operates government-owned facilities and supplies commercial nuclear environmental services and other government and commercial nuclear services.

Industrial Operations is comprised of the engineering and construction activities and plant outage maintenance of certain of our Canadian operations and the manufacturing of auxiliary equipment such as air-cooled heat exchangers and replacement parts. Industrial Operations also includes our contract research activities.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, non-employee products liability asbestos claims provisions, contract and insurance claims provisions, legal expenses and gains on sales of corporate assets. Other reconciling items to income before provision for income taxes are interest income, interest expense, minority interest and other-net. We exclude the following assets from segment assets: Insurance recoverables for products liability claims, goodwill, investments in debt securities and prepaid pension costs. We have allocated amortization of goodwill to the reportable segments for all periods presented.

On May 7, 1998, JRM sold its interest in McDermott Engineering (Europe) Limited. Management also intends to exit other European engineering operations. In the fiscal years ended March 31, 1999 and 1998, these operations generated revenues of $89,347,000 and $288,687,000, respectively, and operating income (loss) of ($7,138,000) and $6,177,000, respectively. Operating income for the fiscal years ended March 31, 1999 and 1998 includes closure costs and other disposition losses of $2,818,000 and $4,200,000, respectively.

In the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, the U.S. Government accounted for approximately 16%, 12% and 10%, respectively, of our total revenues. We have included most of these revenues in our Government Operations segment.

During the fiscal year ended March 31, 1999, JRM recorded a $2,400,000 severance accrual related to our decision to exit the third-party engineering business. However, due to engineering performed on other types of contracts, the downsizing did not occur and a substantial portion of the accrual was reversed in the nine-month period ended December 31, 1999.

In the fiscal year ended March 31, 1999, we recognized a gain of $37,353,000 from the termination of the McDermott-ETPM joint venture, which increased Marine Construction Services' segment income. This increase was partially offset by a net decrease to segment income of $17,749,000, primarily pertaining to impairment losses on fabrication facilities and goodwill. A $5,214,000 gain we recognized from the sale of a manufacturing facility resulted in an increase in Power Generation Systems' segment income in the fiscal year ended March 31, 1999.

In the fiscal year ended March 31, 1998, asset impairment losses of $280,171,000, primarily due to the write-off of $262,901,000 of goodwill associated with JRM's acquisition of OPI and the write-down of marine vessels included in property, plant and equipment of $9,891,000, decreased Marine Construction Services' segment income. These decreases were offset by increases in segment income resulting from the termination of the HeereMac joint venture, a gain of $224,472,000 recognized from the termination and $61,637,000 from the distribution of earnings. Asset impairment losses, primarily associated with manufacturing facilities, resulted in a decrease in Power Generation Systems' segment income of $6,395,000 in fiscal 1998. A net increase in Industrial Operations' income of $124,816,000 was a result of gains on the sale of our interest in Sakhalin Energy Investment Company Ltd. and Universal Fabricators Incorporated, offset by impairment losses, primarily the write-off of goodwill associated with the acquisition of MECL.

SEGMENT INFORMATION FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1999 AND THE TWO FISCAL YEARS ENDED MARCH 31, 1999.

1.   Information about Operations in our Different Industry Segments

                                                            Nine-Month         Fiscal Year
                                                           Period Ended           Ended
                                                           December 31,         March 31,
                                                               1999        1999          1998
                                                           ----------   -----------  ------------
                                                                       (In thousands)
                REVENUES (1)

                  Marine Construction Services             $  490,719   $ 1,279,570  $  1,855,486
                  Power Generation Systems                    729,969     1,066,217     1,142,721
                  Government Operations                       306,282       382,706       370,519
                  Industrial Operations                       366,582       427,520       337,787
                  Adjustments and Eliminations                 (2,464)       (6,028)      (31,878)
                                                           ----------   -----------  ------------
                                                           $1,891,088   $ 3,149,985  $  3,674,635
                                                           ==========   ===========  ============







                (1) Segment revenues are net of the following intersegment transfers and other adjustments:
                    Marine Construction Services Transfers $    1,379   $     3,233  $     20,743
                    Power Generation Systems Transfers          1,328           731         5,027
                    Government Operations Transfers               830           506         4,070
                    Industrial Operations Transfers               183           236         5,925
                    Adjustments and Eliminations               (1,256)        1,322        (3,887)
                                                           ----------   -----------  ------------
                                                           $    2,464   $     6,028  $     31,878
                                                           ==========   ===========  ============



                                                         Nine-Month            Fiscal Year
                                                        Period Ended             Ended
                                                        December 31,            March 31,
                                                             1999          1999          1998
                                                        -------------   -----------  ------------
                                                                       (In thousands)
                OPERATING INCOME:

                  Segment Operating Income:
                    Marine Construction Services        $      31,078   $   126,482  $    107,122
                    Power Generation Systems                   52,095        90,318        82,431
                    Government Operations                      28,581        39,353        35,816
                    Industrial Operations                       8,513        16,906         4,679
                                                        -------------   -----------  ------------
                                                        $     120,267   $   273,059  $    230,048
                                                        -------------   -----------  ------------

                  Gain (Loss) on Asset Disposal and
                   Impairments - Net:
                    Marine Construction Services        $      (1,652)  $    18,620  $    (40,119)
                    Power Generation Systems                    1,261         4,465        (6,086)
                    Government Operations                          26           183           523
                    Industrial Operations                          (5)         (234)      128,239
                                                        -------------   -----------  ------------
                                                        $        (370)  $    23,034  $     82,557
                                                        -------------   -----------  ------------

                  Income (Loss) from Investees: (1)
                    Marine Construction Services        $     (13,208)  $    10,670  $     70,236
                    Power Generation Systems                     (638)       (4,733)        7,541
                    Government Operations                       4,322         4,088         4,236
                    Industrial Operations                      (1,458)       (1,646)        3,376
                                                        -------------   -----------  ------------
                                                        $     (10,982)  $     8,379  $     85,389
                                                        -------------   -----------  ------------

                  SEGMENT INCOME:
                    Marine Construction Services        $      16,218   $   155,772  $    137,239
                    Power Generation Systems                   52,718        90,050        83,886
                    Government Operations                      32,929        43,624        40,575
                    Industrial Operations                       7,050        15,026       136,294
                                                        -------------   -----------  ------------
                                                              108,915       304,472       397,994


                  Other Unallocated Expenses (2)               (6,509)      (51,005)       (5,286)
                  General Corporate Expenses-Net              (27,699)      (36,051)      (37,251)
                                                        -------------   -----------  ------------
                                                        $      74,707   $   217,416  $    355,457
                                                        =============   ===========  ============








                (1) Other unallocated expenses include loss from investees of $7,000 for the fiscal year ended March 31, 1998.

                (2) Other unallocated expenses include the following:

                    Non-Employee Products Asbestos
                      Claim Provisions                  $          --   $   (39,650) $         --
                    Research & Development Expenses            (6,802)         (729)           (5)
                    Employee Benefits & Insurance Income        7,691        18,519         7,303
                    Legal Expenses                             (3,656)      (13,133)       (4,729)
                    General and Administrative Expenses        (5,668)       (9,623)       (2,422)
                    Other                                       1,926        (6,389)       (5,433)
                                                        -------------   -----------  ------------
                    Total                               $      (6,509)  $   (51,005) $     (5,286)
                                                        =============   ===========  ============


                                                          Nine-Month           Fiscal Year
                                                         Period Ended             Ended
                                                         December 31,           March 31,
                                                             1999           1999         1998
                                                        -------------   -----------  ------------
                                                                       (In thousands)
                SEGMENT ASSETS:

                    Marine Construction Services        $     569,549   $   586,003  $    874,143
                    Power Generation Systems                  545,570       558,951       559,162
                    Government Operations                     184,083       211,683       178,958
                    Industrial Operations                     115,647       114,656       124,547
                                                        -------------   -----------  ------------
                    Total Segment Assets                    1,414,849     1,471,293     1,736,810
                    Other Assets                            1,445,069     1,570,374     1,280,975
                    Corporate Assets                        1,014,973     1,263,853     1,483,345
                                                        -------------   -----------  ------------
                    Total Assets                        $   3,874,891   $ 4,305,520  $  4,501,130
                                                        =============   ===========  ============

                CAPITAL EXPENDITURES:

                    Marine Construction Services (1)    $      34,756   $    84,416  $     57,704
                    Power Generation Systems                    5,171        11,847         9,315
                    Government Operations                      10,590        11,095         4,312
                    Industrial Operations                       2,146         4,093         3,278
                                                        -------------   -----------  ------------
                    Segment Capital Expenditures               52,663       111,451        74,609
                    Corporate and Other Capital Expenditures      138           336         1,040
                                                        -------------   -----------  ------------
                    Total Capital Expenditures          $      52,801   $   111,787  $     75,649
                                                        =============   ===========  ============

                DEPRECIATION AND AMORTIZATION:

                    Marine Construction Services        $      43,017   $    56,761  $     93,843
                    Power Generation Systems                   12,570        21,899        19,569
                    Government Operations                       7,750        13,265        12,481
                    Industrial Operations                       2,693         4,885         6,712
                                                        -------------   -----------  ------------
                    Segment Depreciation and Amortization      66,030        96,810       132,605
                    Corporate and Other Depreciation and
                      Amortization                              1,619         4,580         9,696
                                                        -------------   -----------  ------------
                    Total Depreciation and Amortization $      67,649   $   101,390  $    142,301
                                                        =============   ===========  ============

                INVESTMENT IN UNCONSOLIDATED AFFILIATES:

                    Marine Construction Services        $      17,047   $    13,648  $     29,069
                    Power Generation Systems                   40,306        44,248        40,159
                    Government Operations                       3,823         2,282         2,090
                    Industrial Operations                       2,430         2,308         4,965
                                                        -------------   -----------  ------------
                    Total Investment in Unconsolidated
                      Affiliates                        $      63,606   $    62,486  $     76,283
                                                        =============   ===========  ============








               (1) Includes property, plant and equipment of $33,000,000 in the fiscal year ended March 31, 1999 acquired through termination of the McDermott-ETPM joint venture and of $30,559,000 in the fiscal year ended March 31, 1998 acquired through termination of the HeereMac joint venture.



                                                          Nine-Month           Fiscal Year
                                                         Period Ended             Ended
                                                         December 31,           March 31,
                                                             1999           1999        1998
                                                        -------------   -----------  ------------
                                                                     (In thousands)
2.   Information about our Product and Service Lines:
                  REVENUES:
                      Marine Construction Services:
                         Offshore Operations            $     311,544   $   605,024  $    743,114
                         Fabrication Operations               109,493       376,450       455,306
                         Engineering Operations                39,518       115,594       276,422
                         Procurement Activities                51,004       273,308       425,440
                         Adjustments and Eliminations         (20,840)      (90,806)      (44,796)
                                                        -------------   -----------  ------------
                                                              490,719     1,279,570     1,855,486
                                                        -------------   -----------  ------------
                      Power Generation Systems:
                        Original Equipment Manufacturers'
                           Operations                         130,449       212,999       471,363
                         Nuclear Equipment Operations          71,208        78,023        89,816
                         Aftermarket Goods and Services       469,054       791,619       508,895
                         Operations and Maintenance            32,726        41,602        37,988
                         Boiler Auxiliary Equipment            38,707        85,969        86,355
                         Adjustments and Eliminations         (12,175)     (143,995)      (51,696)
                                                        -------------   -----------  ------------
                                                              729,969     1,066,217     1,142,721
                                                        -------------   -----------  ------------
                      Government Operations:
                         Naval Reactor Program                189,197       245,508       249,365
                         Nuclear Environmental Services         9,245        19,932        26,177
                         Management & Operation Contracts
                           of U.S. Government Facilities       82,488        99,053        64,226
                         Other Government Operations           17,025        18,673        23,359
                         Other Commercial Operations           10,141        10,519        18,883
                         Adjustments and Eliminations          (1,814)      (10,979)      (11,491)
                                                        -------------   -----------  ------------
                                                              306,282       382,706       370,519
                                                        -------------   -----------  ------------
                      Industrial Operations:
                         Engineering & Construction           182,187       174,894        62,448
                         Plant Outage Maintenance             131,535       150,263       151,050
                         Shipbuilding Operations                  -             -          10,746
                         Contract Research                      9,436         9,172        17,180
                         Auxiliary Equipment                   46,790        93,065        97,640
                         All Others                            (3,364)          362            31
                         Adjustments and Eliminations              (2)         (236)       (1,308)
                                                        -------------   -----------  ------------
                                                              366,582       427,520       337,787
                                                        -------------   -----------  ------------
                      Adjustments and Eliminations             (2,464)       (6,028)      (31,878)
                                                        -------------   -----------  ------------
                                                        $   1,891,088   $ 3,149,985  $  3,674,635
                                                        =============   ===========  ============

3.   Information about our Operations in Different Geographic Areas.

                REVENUES: (1)
                      United States                     $   1,139,010   $ 1,573,896  $  1,688,388
                      Canada                                  277,917       437,363       264,846
                      Mexico                                   97,467        78,496        35,836
                      United Kingdom                           50,456       133,403       364,894
                      Indonesia                                35,369       220,124       230,825
                      Saudi Arabia                             32,701         5,664         7,128
                      Qatar                                    29,948       132,509       264,397
                      China                                    27,607        72,217       139,403
                      India                                    26,202        46,972        32,905
                      Trinidad                                 11,268        57,905        66,460
                      Myanmar                                   4,582        80,130       110,692
                      Thailand                                    -          31,674        73,223
                      Other Countries                         158,561       279,632       395,638
                                                        -------------   -----------  ------------
                                                        $   1,891,088   $ 3,149,985  $  3,674,635
                                                        =============   ===========  ============

               (1) We allocate geographic revenues based on the location of the customer.


                                                          Nine-Month           Fiscal Year
                                                         Period Ended             Ended
                                                         December 31,           March 31,
                                                             1999           1999         1998
                                                        -------------   -----------  ------------
                                                                     (In thousands)
                PROPERTY, PLANT AND EQUIPMENT, NET:
                      United States                     $     256,332   $   259,549  $    280,472
                      Indonesia                                66,508        37,309        13,091
                      Mexico                                   37,811        48,246        23,803
                      Canada                                   33,197        31,456        36,275
                      United Arab Emirates                     20,890        20,089        23,508
                      United Kingdom                            6,671         8,202        75,956
                      Netherlands                                 -             -          45,347
                      Other Countries                          16,388        29,110        35,242
                                                        -------------   -----------  ------------
                                                        $     437,797   $   433,961  $    533,694
                                                        =============   ===========  ============

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999:


                                                    Nine-Month Period Ended December 31, 1999
                                                                  Quarter Ended
                                                    -----------------------------------------
                                                      June 30,      Sept. 30,     Dec. 31,
                                                        1999          1999          1999
                                                    -----------------------------------------
                                                    (In thousands, except per share amounts)

                           Revenues                 $  647,884  $   595,870   $  647,334
                           Operating income         $   34,254  $    17,518   $   22,935
                           Net income (loss)        $   20,043  $     3,618   $  (23,221)

                           Earnings (loss) per common share:
                           Basic                    $     0.34  $      0.06   $    (0.39)
                           Diluted                  $     0.33  $      0.06   $    (0.39)

Pretax results for the three months ended December 31, 1999 include a loss on the curtailment of a foreign pension plan of $37,810,000.



                                                           Fiscal Year Ended March 31, 1999
                                                                     Quarter Ended
                                                    -----------------------------------------------
                                                      June 30,    Sept. 30,   Dec. 31,    March 31,
                                                        1998        1998        1998        1999
                                                    -----------------------------------------------
                                                        (In thousands, except per share amounts)

                  Revenues                         $  819,809  $  779,983  $  800,825  $  749,368
                  Operating income (loss)          $  118,413  $   65,652  $   46,310  $  (12,959)
                  Income (loss) before
                    extraordinary item             $  121,561  $   51,615  $   42,289  $  (23,384)
                  Net income (loss)                $  121,561  $   51,615  $   42,289  $  (62,103)

                  Earnings (loss) per common share:
                  Basic
                    Income (loss) before
                      extraordinary item           $     2.03  $     0.88  $     0.72  $    (0.40)
                    Net income (loss)              $     2.03  $     0.88  $     0.72  $    (1.06)
                  Diluted
                    Income (loss) before
                      extraordinary item           $     1.88  $     0.85  $     0.71  $    (0.40)
                    Net income (loss)              $     1.88  $     0.85  $     0.71  $    (1.06)

Pretax results for the quarter ended June 30, 1998 include:

 o a gain on the dissolution of a joint venture of $37,390,000;

 o a gain on the settlement and curtailment of postretirement benefit plans of $38,900,000;

 o interest income of $12,207,000 on domestic tax refunds; and

 o a gain of $12,000,000 from the sale of assets of a joint venture.

Pretax results for the quarter ended September 30, 1998 include:

 o a loss on the settlement and curtailment of postretirement benefit plans of $11,258,000;

 o interest income of $6,423,000 on domestic tax refunds; and

 o an $8,000,000 settlement of punitive damage claims in a civil suit associated with a Pennsylvania facility we formerly operated.


Pretax results for the quarter ended December 31, 1998 include a $9,600,000 charge to restructure foreign joint ventures.


Pretax results for the quarter ended March 31, 1999 include:

 o an extraordinary loss on the retirement of debt of $38,719,000;

 o a loss of $85,185,000 for estimated costs relating to estimated future non-employee asbestos claims;

 o losses of $21,897,000 related to impairment of assets and goodwill;

 o various provisions of $20,327,000 related to potential settlements of litigation and contract disputes; and

 o the write-off of $12,600,000 of receivables from a joint venture.


NOTE 19 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Nine-Month Period       Fiscal Year
                                                         Ended December 31,     Ended March 31,
                                                               1999            1999         1998
                                                            ------------  ------------  ------------
                                                    (In thousands, except shares and per share amounts)
                Basic:
                  Income before extraordinary item          $        440  $    192,081  $    215,690
                  Dividends on preferred stock, Series C              --            --        (8,266)
                                                            ------------  ------------  ------------
                  Income for basic computation                       440       192,081       207,424
                  Extraordinary item                                  --       (38,719)           --
                                                            ------------  ------------  ------------
                  Net income for basic computation          $        440  $    153,362  $    207,424
                                                            ============  ============  ============
                  Weighted average common shares              59,033,154    59,015,091    55,432,949
                                                            ------------  ------------  ------------
                  Basic earnings per common share:
                  Income before extraordinary item          $       0.01  $       3.25  $       3.74
                  Extraordinary item                                  --         (0.65)           --
                                                            ------------  ------------  ------------
                  Net Income                                $       0.01  $       2.60  $       3.74
                                                            ============  ============  ============
                Diluted:
                  Income before extraordinary item          $        440  $    192,081  $    215,690
                  Dividends on Subsidiary's Series A $2.20
                    Cumulative Convertible Preferred Stock            --         2,752         6,200
                                                            ------------  ------------  ------------
                  Income for diluted computation                     440       194,833       221,890
                  Extraordinary item                                  --       (38,719)           --
                                                            ------------  ------------  ------------
                  Net income for diluted computation        $        440  $    156,114  $    221,890
                                                            ============  ============  ============
                  Weighted average common shares (basic)      59,033,154    59,015,091    55,432,949
                  Effect of dilutive securities:
                  Stock options and restricted stock             724,089     1,172,496     1,446,585
                  Subsidiary's Series A $2.20 Cumulative
                    Convertible Preferred Stock                       --     1,256,151     2,818,679
                  Series C $2.875 Cumulative Convertible
                    Preferred Stock                                   --       190,457     4,078,014
                                                            ------------  ------------  ------------
                  Adjusted weighted average common shares
                  and assumed conversions                     59,757,243    61,634,195    63,776,227
                                                            ------------  ------------  ------------
                  Diluted earnings per common share:
                  Income before extraordinary item          $       0.01  $       3.16  $       3.48
                  Extraordinary item                                  --         (0.63)           --
                                                            ------------  ------------  ------------
                  Net income                                $       0.01  $       2.53  $       3.48
                                                            ============  ============  ============

NOTE 20 - SUBSEQUENT EVENT

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos products liability. As a result of the filing, the Bankruptcy Court issued a temporary restraining order enjoining asbestos products liability lawsuits from being brought against B&W, its subsidiaries and B&W's affiliates, including MI, JRM and MII, subject to a hearing on a permanent injunction enjoining such lawsuits during the pendency of the bankruptcy case.

Prior to its bankruptcy filing, B&W and its subsidiaries had engaged in a strategy of negotiating and settling asbestos products liability claims brought against them and billing the settled amounts to insurers for reimbursement. The average amount per settled claim over the last three calendar years is approximately $7,900. Reimbursed amounts are subject to varying insurance limits based upon the year of coverage, insurer solvency and collection delays (due primarily to agreed payment schedules with specific insurers delaying reimbursement for three months or more). However, none of these circumstances have impaired B&W's liquidity. Claims paid during the nine-month period ended December 31, 1999 were $230,998,000 of which $192,981,000 has been recovered or is due from insurers. At December 31, 1999, receivables of $108,867,000 were due from insurers for reimbursement of settled claims.

Beginning in the third quarter of calendar 1999, B&W experienced a significant increase in the amount demanded by several plaintiffs' attorneys to settle certain types of asbestos products liability claims. These increased demands significantly impaired B&W's ability to continue to resolve its asbestos products liability through out-of-court settlements. As a result, B&W undertook the bankruptcy filing because it believes that a Chapter 11 proceeding offers the only viable legal process through which it and its subsidiaries can seek a comprehensive resolution of their asbestos products liability. B&W does not expect that the bankruptcy filing will negatively affect its ability to recover amounts due from insurers for settled claims as they become due and payable. At February 22, 2000, receivables of $102,703,000 were due from insurers for reimbursement of settled claims.

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into a $300,000,000 debtor-in-possession revolving credit and letter of credit facility with Citibank, N.A. and Salomon Smith Barney Inc. (the "DIP Credit Facility") with a three-year term. B&W's and its filing subsidiaries' obligations under the facility are (1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.'s assets. The DIP Credit Facility generally provides for borrowings by B&W and its filing subsidiaries for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100,000,000 in the aggregate. We expect the DIP Credit Facility will receive "superpriority" status from the Bankruptcy Court. The DIP Credit Facility imposes certain financial and non-financial covenants on B&W and its subsidiaries. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace, as they expire, pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such letters of credit totaled approximately $172,000,000 (the "Pre-existing LCs"). Each of MII, MI and BWICO have agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which it already has exposure and the associated letter of credit fees paid under the facility. $100,000,000 of the DIP Credit Facility has been approved by the Bankruptcy Court on an interim basis, subject to final court approval of the full amount of the facility.

B&W's financial results are included in our consolidated results at December 31, 1999. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method will require us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of approximately $161,000,000 as of February 22, 2000 will be subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization.

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of B&W to continue as a going concern is dependent upon its ability to settle its ultimate asbestos products liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W condensed consolidated financial information set forth below has been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment.

Following are the condensed consolidated Statements of Income and Balance Sheet data for B&W:


                                                                For the
                                                              Nine-Month           For the
                                                             Period Ended     Fiscal Year Ended
                                                             December 31,         March 31,
                                                                 1999         1999        1998
                                                                 ----         ----        ----
                                                                         (In thousands)
                    Revenues                                 $   729,713    $ 1,061,377  $  1,132,123
                    Operating Income                         $    39,464    $    43,784  $     70,439
                    Income from Continuing Operations
                      before Provision for (Benefit from)
                      Income Taxes                           $    46,960    $       369  $     56,415
                    Income from Continuing Operations        $    26,083    $     3,448  $     30,198


                                                                 December 31,     March 31
                                                                     1999           1999
                                                                     ----           ----
                                                                      (In thousands)
                    Current Assets                              $    713,168    $    466,781
                    Property, Plant and Equipment               $     86,151    $     89,898
                    Environmental and Products Liabilities
                      Recoverable                               $    942,982    $  1,167,113
                    Total Assets                                $  2,006,388    $  2,198,899

                    Current Liabilities                         $    629,549    $    566,101
                    Environmental and Products Liabilities      $  1,061,365    $  1,323,343
                    Total Stockholder's Equity                  $    160,728    $    136,451
                    Total Liabilities and Stockholder's Equity  $  2,006,388    $  2,198,899

Following are our condensed Pro Forma consolidated Statements of Income and Balance Sheet data, assuming the deconsolidation of B&W:



                                                                     For the         For the
                                                                   Nine-Month      Fiscal Year
                                                                  Period Ended        Ended
                                                                  December 31,      March 31,
                                                                      1999            1999
                                                                      ----            ----
                                                                          (In thousands)
                    Revenues                                    $  1,161,375    $  2,088,608
                    Operating Income                            $     35,243    $    173,632
                    Income (Loss) before Provision for
                    (Benefit from) Income Taxes                 $    (11,862)   $    186,909
                    Net Income (Loss)                           $    (25,643)   $    188,633
                    Earnings (Loss) per Common Share:
                      Basic                                     $      (0.43)   $       3.20
                      Diluted                                   $      (0.43)   $       3.11


                                                                  December 31,      March 31,
                                                                      1999            1999
                                                                      ----            ----
                                                                          (In thousands)
                    Current Assets                              $    755,640    $    908,585
                    Property, Plant and Equipment               $    351,646    $    344,063
                    Investment in B&W                           $    160,728    $    136,451
                    Total Assets                                $  2,082,954    $  2,474,985

                    Current Liabilities                         $    672,857    $    700,310
                    Environmental and Products Liabilities      $     11,604    $     10,753
                    Total Stockholder's Equity                  $    791,858    $    793,734
                    Total Liabilities and Stockholder's Equity  $  2,082,954    $  2,474,985


B&W and its subsidiaries routinely engage in intercompany transactions with other entities within the McDermott group of companies in the ordinary course of business. As a result of its bankruptcy filing, B&W and its subsidiaries are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the "Pre-Petition Inter-company Payables") and other creditors during the pendency of the bankruptcy case. Moreover, no assurances can be given that any of the Pre-Petition Inter-company Payables will be paid or otherwise satisfied in connection with the confirmation of a B&W plan of reorganization. As of December 31, 1999, B&W and its filing subsidiaries had Pre-Petition Inter-company Payables to other entities within the McDermott group of companies in the aggregate amount of approximately $18,000,000. In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. At February 22, 2000, the total value of B&W's and its subsidiaries' customer contracts yet to be completed that were covered by such indemnity arrangements was approximately $161,000,000.

In connection with B&W's bankruptcy filing, MII entered into a support agreement pursuant to which it agreed to provide MI with standby financial support on its interest payments on its (i) $225,000,000 in aggregate principal amount of 9.375% Notes due March 2002, (ii) $9,500,000 in aggregate principal amount of Series A Medium Term Notes due 2003, (iii) $64,000,000 in aggregate principal amount of Series B Medium Term Notes due 2005, 2008 and 2023, and (iv) $17,000,000 in principal amount under a Pollution Control Note due 2009. MI is required to pay MII $5,000 per month under the support agreement which expires on March 15, 2002.

As discussed above, there are various uncertainties surrounding the filing. Moreover, as a result of B&W's bankruptcy filing, B&W and its subsidiaries are precluded from paying dividends, making payments on pre-bankruptcy accounts or notes payable or loans to, or investments in, MI, MII or MII's other subsidiaries. However, we have entered into various financing arrangements that we believe will allow us to address any unexpected cash outflows or restrictions on operating cash flows. We do not believe MI's and its subsidiaries' inability to incur additional long-term debt under one of MI's public debt indentures (see Note 2) or B&W's bankruptcy filing will materially impair our ability to meet our working capital and liquidity requirements for the foreseeable future. We expect to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents and short-term borrowings.

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ernst & Young LLP ("E&Y") was our outside auditing firm for the fiscal year ended March 31, 1998 and prior years. On July 24, 1998, our Board of Directors selected PricewaterhouseCoopers LLP as E&Y's replacement.

For the fiscal year ended March 31, 1998, we had no disagreements with E&Y on any matters of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of E&Y, would have caused it to make a reference to the subject matter of the disagreement in connection with its report on the audit for that year. E&Y has not advised us of any reportable events. E&Y's report on our financial statements for the fiscal year ended March 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

For the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, we had no disagreements with PricewaterhouseCoopers LLP on any accounting or financial disclosure issues.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement for our 2000 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" in the Proxy Statement for our 2000 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in MII's Proxy Statement for our 2000 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Note 12 to our consolidated financial statements included in this report is incorporated by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report or incorporated by reference:

          1.   CONSOLIDATED FINANCIAL STATEMENTS

               Reports of Independent Accountants

               Consolidated Balance Sheets December 31, 1999 and March 31, 1999

               Consolidated Statements of Income For the Nine-Month Periods
                    Ended December 31, 1999 and 1998 and the Two Fiscal Years Ended March 31, 1999

               Consolidated Statements of Comprehensive Income (Loss) For the
                    Nine-Month Periods Ended December 31, 1999 and 1998 and the Two Fiscal Years Ended March 31, 1999

               Consolidated Statements of Stockholders' Equity For the
                    Nine-Month Period Ended December 31, 1999 and the Two Fiscal Years Ended March 31, 1999

               Consolidated Statements of Cash Flows For the Nine-Month Periods
                    Ended December 31, 1999 and 1998 and the Two Fiscal Years Ended March 31, 1999

               Notes to Consolidated Financial Statements For the Nine-Month
                    Period Ended December 31, 1999 and the Two Fiscal Years Ended March 31, 1999

          2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

               All required financial statement schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

          3.   EXHIBITS

                   Exhibit               Description
                   Number

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

                    3.2 McDermott International, Inc.'s amended and restated By-Laws (incorporated by reference to Exhibit 3.2 of McDermott International, Inc.'s Form 10-Q for the quarter ended September 30, 1999).

                   We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission on request.

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

                  10.11 Support Agreement between McDermott International, Inc. and McDermott Incorporated.

                  21     Significant Subsidiaries of the Registrant.

                  23.1   Consents of PricewaterhouseCoopers LLP.

                  23.2   Consent of Ernst & Young LLP.

                  27     Financial Data Schedule.


     (b) Reports on Form 8-K:

         We did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             McDERMOTT INTERNATIONAL, INC.


                                             /s/ Roger E. Tetrault
                                             ----------------------------------
March 15, 2000                        By:    Roger E. Tetrault
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.




              Signature                                                         Title
              ---------                                                         -----

/s/ Roger E. Tetrault                                             Chairman of the Board, Chief Executive Officer
-----------------------------                                     and Director (Principal Executive Officer)
Roger E. Tetrault

/s/ Daniel R. Gaubert                                             Senior Vice President and Chief Financial Officer
-----------------------------                                     (Principal Financial and Accounting Officer)
Daniel R. Gaubert

----------------------------                                      Director
Phillip J. Burguieres

/s/ Bruce Demars                                                  Director
----------------------------
Bruce Demars

                                                                  Director
----------------------------
Joe B. Foster

/s/ Robert L. Howard                                              Director
----------------------------
Robert L. Howard

/s/ John W. Johnstone, Jr.                                        Director
----------------------------
John W. Johnstone, Jr.

----------------------------                                      Director
Kathryn D. Sullivan

/s/ John N. Turner                                                Director
----------------------------
John N. Turner

/s/ Richard E. Woolbert                                           Director
----------------------------
Richard E. Woolbert

March 15, 2000

                                INDEX TO EXHIBITS



Exhibit
Number    Description
-------   -----------
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

3.2       McDermott International, Inc.'s amended and restated By-Laws
          (incorporated by reference to Exhibit 3.2 of McDermott International,
          Inc.'s Form 10-Q for the quarter ended September 30, 1999).

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

10.11     Support Agreement between McDermott International, Inc. and McDermott
          Incorporated.

21        Significant Subsidiaries of the Registrant.

23.1      Consent of PricewaterhouseCoopers LLP.

23.2      Consent of Ernst & Young LLP.

27        Financial Data Schedule.

Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.