Form 10-KT/A
period 1999-12-31
MCDERMOTT INTERNATIONAL INC
filed 2000-04-14
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                         FORM 10-K/A

    [ ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended
                                             -----------------
                                       OR

    [X]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from April 1, 1999 to December 31, 1999

Commission File Number 1-8430


                          McDERMOTT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        REPUBLIC OF PANAMA                                       72-0593134
--------------------------------------------------------------------------------
   (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


          1450 POYDRAS STREET
         NEW ORLEANS, LOUISIANA                                  70112-6050
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $549,583,228 as of February 8, 2000.

The number of shares outstanding of the Company's Common Stock at April 29, 1999 was 59,822,285.

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


Exhibit Index
-------------
     99    Supplementary Financial Information on Panamanian
                Securities Regulations

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. ("the Company") as of December 31, 1999 and March 31, 1999 and for the nine-month period ended December 31, 1999 and the year ended March 31, 1999, and have issued our report thereon dated February 22, 2000. Our report includes an emphasis of a matter paragraph referring to Notes 11 and 20 of the consolidated financial statements which discuss certain asbestos-related claims against the Company's subsidiary, The Babcock & Wilcox Company ("B&W"), B&W's related voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code, and certain liquidity matters resulting from the filing. Our audit also included Schedule I - Condensed Financial Information of Registrant as of December 31, 1999 and March 31, 1999 and for the nine-month period ended December 31, 1999 and the year ended March 31, 1999. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2000

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
McDermott International, Inc.

We have audited the consolidated statements of income, comprehensive income
(loss) and cash flows of McDermott International, Inc. for the year ended March 31, 1998, and have issued our report thereon dated May 19, 1998. Our audit also included the financial statement schedule for the year ended March 31, 1998 listed in the Index to Financial Statement Schedules and Exhibits in the Form 10-K/A. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  ERNST & YOUNG LLP


New Orleans, Louisiana
May 19, 1998

                                                                      Schedule I


                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                                       December 31,    March 31,
                                                          1999           1999
                                                       -----------    ----------
                                                             (In thousands)
Current Assets:
     Cash and cash equivalents                         $    8,991     $    9,374
     Accounts receivable - trade, net                         338            357
     Accounts receivable - other                            1,811          2,244
     Accounts receivable from subsidiaries                 84,527         95,236
     Other current assets                                     808            677
                                                       ----------     ----------

         Total Current Assets                              96,475        107,888
                                                       ----------     ----------

Investments in Subsidiaries and
     Other Investees, at Equity                         1,727,139      1,626,555
                                                       ----------     ----------

Note Receivable from Subsidiaries                         139,869            350
                                                       ----------     ----------
Property, Plant and Equipment, at Cost:
     Buildings                                              3,328          3,328
     Machinery and equipment                                6,710          6,741
                                                       ----------     ----------
                                                           10,038         10,069
     Less accumulated depreciation                         10,038         10,069
                                                       ----------     ----------

         Net Property, Plant and Equipment                     --             --
                                                       ----------     ----------

Investments in Debt Securities                             29,230         29,801
                                                       ----------     ----------

Other Assets                                               38,631         83,967
                                                       ----------     ----------

         TOTAL                                         $2,031,344     $1,848,561
                                                       ==========     ==========


See accompanying notes to condensed financial information.

                                                                       Continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31,       March 31,
                                                       1999             1999
                                                   ------------     -----------
                                                          (In thousands)
Current Liabilities:
     Accounts payable                              $       399      $       478
     Accounts payable to subsidiaries                1,207,038        1,041,941
     Accrued liabilities - other                        26,315            7,237
     Income taxes                                        1,660            1,661
                                                   -----------      -----------

         Total Current Liabilities                   1,235,412        1,051,317
                                                   -----------      -----------

Other Liabilities                                        4,074            3,510
                                                   -----------      -----------

Commitments and Contingencies


Stockholders' Equity:
     Common stock                                       61,625           61,148
     Capital in excess of par value                  1,048,848        1,028,393
     Accumulated deficit                              (208,904)        (200,432)
     Treasury stock                                    (62,731)         (62,731)
     Accumulated other comprehensive loss              (46,980)         (32,644)
                                                   -----------      -----------

         Total Stockholders' Equity                    791,858          793,734
                                                   -----------      -----------

         TOTAL                                     $ 2,031,344      $ 1,848,561
                                                   ===========      ===========

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME

                                                   Nine-Month         Fiscal Year
                                                  Period Ended           Ended
                                                  December 31,         March 31,
                                                      1999        1999         1998
                                                  ------------  ---------   -----------
                                                             (In thousands)
Costs and Expenses:
    Cost of operations (excluding depreciation
       and amortization)                           $   1,233    $     201    $     640
    Depreciation and amortization                      1,131        1,479        2,495
    Selling, general and administrative expenses       2,650          647        1,246
                                                   ---------    ---------    ---------
                                                       5,014        2,327        4,381
                                                   ---------    ---------    ---------
Gain on Asset Disposals-net                                1           --            2
                                                   ---------    ---------    ---------

Operating Loss before Equity in
    Income of Investees                               (5,013)      (2,327)      (4,379)
                                                   ---------    ---------    ---------
Equity in Income of Subsidiaries
    and Other Investees                               43,027      149,448      221,974
                                                   ---------    ---------    ---------

    Operating Income                                  38,014      147,121      217,595
                                                   ---------    ---------    ---------

Other Income (Expense):
    Interest income                                    2,192        2,841        1,870
    Interest expense                                  (9,932)      (2,908)      (4,728)
    Other - net                                      (29,834)      18,693          953
                                                   ---------    ---------    ---------

                                                     (37,574)      18,626       (1,905)
                                                   ---------    ---------    ---------

 Income before Benefit from Income
    Taxes and Extraordinary Item                         440      165,747      215,690

Benefit from Income Taxes                                 --      (12,067)          --
                                                   ---------    ---------    ---------

Income before Extraordinary Item                         440      177,814      215,690

Extraordinary Item                                        --      (24,452)          --
                                                   ---------    ---------    ---------
Net Income                                         $     440    $ 153,362    $ 215,690
                                                   =========    =========    =========

See accompanying notes to condensed financial information.

                                                                      Schedule I

                          MCDERMOTT INTERNATIONAL, INC
                              (PARENT COMPANY ONLY)
               CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                   Nine-Month         Fiscal Year
                                                  Period Ended           Ended
                                                  December 31,         March 31,
                                                      1999         1999        1998
                                                  ------------  ---------   -----------
                                                              (In thousands)
Net Income                                         $     440    $ 153,362    $ 215,690
                                                   ---------    ---------    ---------
Other Comprehensive Income (Loss):
  Equity in other comprehensive income (loss) of
     subsidiaries and other investees                (13,928)      14,078       (1,879)
  Foreign currency translation adjustments                --          (79)          --
  Minimum pension liability adjustments                   63           15          284
  Unrealized gains (losses) on investments:
    Unrealized gains arising during the period,
     net of reclassification adjustments                 131
    Reclassification adjustment for losses
     included in net income                             (470)        (101)
                                                   ---------    ---------    ---------
Other Comprehensive Income (Loss)                    (14,335)      13,913       (1,464)
                                                   ---------    ---------    ---------
Comprehensive Income (Loss)                          (13,895)     167,275      214,226
                                                   ---------    ---------    ---------


See accompanying notes to condensed financial information.

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                Nine-Month         Fiscal Year
                                               Period Ended           Ended
                                               December 31,         March 31,
                                                   1999         1999         1998
                                               ------------  ---------   -----------
                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                      $     440    $ 153,362    $ 215,690
                                                ---------    ---------    ---------

Adjustments to reconcile net income to
  net cash provided by operating
   activities:
     Depreciation and amortization                  1,131        1,479        2,495
     Equity in income or loss of subsidiaries
       and other investees, less dividends        (32,227)    (105,796)    (214,774)
     Gain on asset disposals-net                       (1)          --           (2)
     Benefit from deferred taxes                       --       (1,437)          --
     Other                                          4,986       10,217       10,419
     Changes in assets and liabilities:
       Accounts and notes receivable               11,161       12,022       27,398
       Accounts payable                            77,747      222,533        4,582
       Income taxes                                    (1)      (1,236)         526
       Other, net                                  31,348      (62,803)     (26,909)
                                                ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES          94,584      228,341       19,425
                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from asset disposals                           1            3            2
Investments in subsidiaries                            --     (158,000)          --
Purchases of available-for-sale securities         (6,493)     (16,010)          --
Maturities of available-for-sale securities         6,600        7,000        5,000
Sales of available-for-sale securities                 --       17,834           --
Decrease in loans to subsidiaries                 (87,248)        (300)          --
                                                ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                     (87,140)    (149,473)       5,002
                                                ---------    ---------    ---------

                                                                       Continued


                                                     Nine-Month         Fiscal Year
                                                    Period Ended           Ended
                                                    December 31,         March 31,
                                                       1999         1999       1998
                                                    ------------   ------   -----------
                                                               (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                            $     --    $(12,200)   $(22,600)
Issuance of common stock                                1,538       4,173      31,431
Dividends paid                                         (8,889)    (13,810)    (19,367)
Purchase of McDermott International, Inc. stock            --     (59,156)     (3,662)
Other                                                    (476)      1,227          --
                                                     --------    --------    --------

NET CASH USED IN FINANCING ACTIVITIES                  (7,827)    (79,766)    (14,198)
                                                     --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      (383)       (898)     10,229
                                                     --------    --------    --------

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                            9,374      10,272          43
                                                     --------    --------    --------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                         $  8,991    $  9,374    $ 10,272
                                                     --------    --------    --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest, including intercompany
      interest (net of amount capitalized)           $  9,865    $  3,182    $  5,317
   Income taxes, net of refunds                      $      1    $      1    $     --
                                                     --------    --------    --------


See accompanying notes to condensed financial information.

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and cash flows of McDermott International, Inc. (Parent Company Only). Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from date of acquisition. These Parent Company Only financial statements should be read in conjunction with McDermott International, Inc.'s consolidated financial statements and independent accountants' reports thereon.

NOTE 2 - CONTINGENCIES

McDermott International, Inc. is contingently liable under standby letters of credit totaling $129,399,000 at December 31, 1999, all of which were issued in the normal course of business. McDermott International, Inc. has guaranteed the indebtedness of certain of its subsidiaries and other investees. At December 31, 1999, these guarantees included $10,800,000 of loans to and $44,588,000 of standby letters of credit issued by certain subsidiaries and other investees.

At December 31, 1999, McDermott International, Inc. had pledged all of the fair value of its investments in debt securities to secure payments under and in connection with certain reinsurance agreements.

NOTE 3 - DIVIDENDS RECEIVED

McDermott International, Inc. received dividends from its consolidated subsidiaries of $10,800,000, $19,200,000, and $7,200,000 for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, respectively.

                           SIGNATURE OF THE REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        McDERMOTT INTERNATIONAL, INC.





                                        /s/ Daniel R. Gaubert
                                        ----------------------------------------

                                        By:   Daniel R. Gaubert
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)



April 14, 2000

                                  EXHIBIT INDEX

Exhibit
Number
------
  99    Supplementary Financial Information on Panamanian Securities Regulations