Form 10-Q
period 2000-03-31
MCDERMOTT INTERNATIONAL INC
filed 2000-05-12
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000

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

                                  Yes [ X ]        No [  ]

The number of shares outstanding of the Company's Common Stock at April 28, 2000 was 60,029,629.

              M c D E R M O T T  I N T E R N A T I O N A L ,  I N C.

                           I N D E X  -  F O R M  1 0 - Q


                                                                                                     PAGE
                                                                                                     ----

PART I - FINANCIAL INFORMATION

     Item 1 -   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999                                                        4

         Condensed Consolidated Statements of Income (Loss)
           Three Months Ended March 31, 2000 and 1999                                                  6

         Condensed Consolidated Statements of Comprehensive Income (Loss)
           Three Months Ended March 31, 2000 and 1999                                                  7

         Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2000 and 1999                                                  8

         Notes to Condensed Consolidated Financial Statements                                         10


     Item 2 -   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                         27


PART II - OTHER INFORMATION

     Item 1 -   Legal Proceedings                                                                     39

     Item 6 -   Exhibits and Reports on Form 8-K                                                      43


SIGNATURES                                                                                            44


                                     PART I

                          McDERMOTT INTERNATIONAL, INC.




                              FINANCIAL INFORMATION







Item 1.  Condensed Consolidated Financial Statements

                          McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                        March 31,       December 31,
                                                                          2000              1999
                                                                       ----------       ------------
                                                                      (Unaudited)
                                                                             (In thousands)
Current Assets:
   Cash and cash equivalents                                           $  125,740        $  162,734
   Investments                                                             89,442           111,104
   Accounts receivable - trade, net                                       167,862           429,573
   Accounts receivable - unconsolidated affiliates                         13,950            21,406
   Accounts receivable - other                                             42,480           167,291
   Environmental and products liabilities recoverable - current             1,075           232,618
   Contracts in progress                                                   98,799           159,369
   Inventories                                                              9,842            57,488
   Deferred income taxes                                                   51,030            93,629
   Other current assets                                                    26,926            33,596
                                                                       ----------        ----------

   Total Current Assets                                                   627,146         1,468,808
                                                                       ----------        ----------

Property, Plant and Equipment                                           1,253,116         1,439,496
   Less accumulated depreciation                                          893,891         1,001,699
                                                                       ----------        ----------

   Net Property, Plant and Equipment                                      359,225           437,797
                                                                       ----------        ----------

Investments:
   Government obligations                                                 240,093           159,005
   Other investments                                                       48,102           105,704
                                                                       ----------        ----------

   Total Investments                                                      288,195           264,709
                                                                       ----------        ----------

Products Liabilities Recoverable                                               --           942,982
                                                                       ----------        ----------

Goodwill less Accumulated Amortization of $35,874,000
   at March 31, 2000 and $118,878,000 at December 31, 1999                359,899           444,220
                                                                       ----------        ----------

Prepaid Pension Costs                                                     100,895           111,114
                                                                       ----------        ----------

Investment in The Babcock & Wilcox Company                                166,234                --
                                                                       ----------        ----------
Other Assets                                                               89,890           205,261
                                                                       ----------        ----------

   TOTAL                                                               $1,991,484        $3,874,891
                                                                       ==========        ==========


See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31,          December 31,
                                                                             2000                 1999
                                                                         ------------         ------------
                                                                         (Unaudited)
                                                                                  (In thousands)
Current Liabilities:
   Notes payable and current maturities of long-term debt                $     87,266         $     86,499
   Accounts payable                                                           129,377              185,465
   Accounts payable to The Babcock & Wilcox Company                             5,684                   --
   Environmental and products liabilities - current                             7,622              281,787
   Accrued employee benefits                                                   61,338               96,235
   Accrued contract costs                                                      42,756               81,586
   Advance billings on contracts                                               53,948              231,421
   Other current liabilities                                                  241,870              339,413
                                                                         ------------         ------------

     Total Current Liabilities                                                629,861            1,302,406
                                                                         ------------         ------------

Long-Term Debt                                                                318,296              323,014
                                                                         ------------         ------------

Accumulated Postretirement Benefit Obligation                                   3,906              112,132
                                                                         ------------         ------------

Environmental and Products Liabilities                                         11,989            1,072,969
                                                                         ------------         ------------

Other Liabilities                                                             225,682              272,484
                                                                         ------------         ------------

Commitments and Contingencies


Minority Interest                                                                  28                   28
                                                                         ------------         ------------

Stockholders' Equity:
   Common stock, par value $1.00 per share, authorized
     150,000,000 shares; issued 61,849,659 at
     March 31, 2000 and 61,625,434 at December 31, 1999                        61,850               61,625
   Capital in excess of par value                                           1,051,271            1,048,848
   Accumulated deficit                                                       (204,028)            (208,904)
   Treasury stock at cost, 2,000,614 shares at March 31,
     2000 and December 31, 1999                                               (62,731)             (62,731)
   Accumulated other comprehensive loss                                       (44,640)             (46,980)
                                                                         ------------         ------------

     Total Stockholders' Equity                                               801,722              791,858
                                                                         ------------         ------------

     TOTAL                                                               $  1,991,484         $  3,874,891
                                                                         ============         ============

                          McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                          Three Months Ended
                                                                              March 31,
                                                                         2000              1999
                                                                      ---------         ---------
                                                                             (Unaudited)
                                                                 (In thousands, except per share amounts)

Revenues                                                              $ 591,711         $ 749,368
                                                                      ---------         ---------

Costs and Expenses:
   Cost of operations (excluding depreciation
     and amortization)                                                  514,990           650,626
   Depreciation and amortization                                         17,133            28,468
   Selling, general and administrative expenses                          41,894            58,278
   Restructuring charges                                                  3,540                --
                                                                      ---------         ---------
                                                                        577,557           737,372
                                                                      ---------         ---------

Gain (Loss) on Asset Disposals and Impairments - Net                      1,059           (19,057)
                                                                      ---------         ---------
Operating Income (Loss) before
   Loss from Investees                                                   15,213            (7,061)
Loss from Investees                                                      (6,223)           (5,898)
                                                                      ---------         ---------

Operating Income (Loss)                                                   8,990           (12,959)
                                                                      ---------         ---------
Other Income (Expense):
   Interest income                                                        7,145            19,298
   Interest expense                                                      (8,823)          (14,125)
   Minority interest                                                         --            15,327
   Other-net                                                              3,872           (52,251)
                                                                      ---------         ---------
                                                                          2,194           (31,751)
                                                                      ---------         ---------
Income (Loss) before Provision for (Benefit from) Income Taxes
   and Extraordinary Item                                                11,184           (44,710)
Provision for (Benefit from) Income Taxes                                 3,317           (21,326)
                                                                      ---------         ---------

Income (Loss) before Extraordinary Item                                   7,867           (23,384)
Extraordinary Item                                                           --           (38,719)
                                                                      ---------         ---------
Net Income (Loss)                                                     $   7,867         $ (62,103)
                                                                      =========         =========

Earnings per Common Share:
   Basic:
     Income (Loss) before Extraordinary Item                          $    0.13         $   (0.40)
     Net Income (Loss)                                                $    0.13         $   (1.06)
   Diluted:
     Income (Loss) before Extraordinary Item                          $    0.13         $   (0.40)
     Net Income (Loss)                                                $    0.13         $   (1.06)
                                                                      =========         =========
Cash Dividends:
   Per Common Share                                                   $    0.05         $    0.05
                                                                      =========         =========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                                                                   Three Months Ended
                                                                        March 31,
                                                                 2000              1999
                                                              --------         ---------
                                                                       (Unaudited)
                                                                      (In thousands)

Net Income (Loss)                                             $  7,867         $ (62,103)
                                                              --------         ---------

Other Comprehensive Income (Loss):
   Currency translation adjustments:
     Foreign currency translation adjustments                    2,832            (2,526)
   Minimum pension liability adjustment                             --            (1,058)
   Unrealized losses on investments:
     Unrealized losses arising during the period,
       net of taxes of $8,000 at March 31, 2000 and
       ($17,000) at March 31, 1999                                (491)           (1,791)
     Reclassification adjustment for gains
       included in net income, net of taxes of $11,000
       at March 31, 1999                                            (1)             (228)
                                                              --------         ---------

Other Comprehensive Income (Loss)                                2,340            (5,603)
                                                              --------         ---------

Comprehensive Income (Loss)                                   $ 10,207         $ (67,706)
                                                              ========         =========


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended
                                                                      March 31,
                                                                2000             1999
                                                             ---------         ---------
                                                                      (Unaudited)
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                            $   7,867         $ (62,103)
                                                             ---------         ---------

Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                                17,133            28,468
   Income or loss of investees, less dividends                   7,333             7,380
   Loss (gain) on asset disposals and
     impairments - net                                          (1,059)           19,057
   Provision for (benefit from) deferred taxes                   8,180           (21,169)
   Extraordinary loss                                               --            38,719
   Other                                                         2,176               351
   Changes in assets and liabilities, net of effects
    of deconsolidation of B&W:
     Accounts receivable                                        81,498           (12,663)
     Net contracts in progress and advance billings            (41,716)          (22,290)
     Accounts payable                                           15,618           (15,974)
     Accrued and other current liabilities                     (32,267)            3,693
     Products and environmental liabilities                     (6,725)           65,647
     Other, net                                                (56,447)           (8,437)
Deconsolidation of The Babcock & Wilcox Company                (19,424)               --
Proceeds from insurance for products liability claims           26,427            37,234
Payments of products liability claims                          (23,782)          (48,906)
                                                             ---------         ---------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                        (15,188)            9,007
                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                     (16,972)          (33,493)
Purchases of available-for-sale securities                      (5,229)         (147,013)
Sales of available-for-sale securities                              --           323,938
Maturities of available-for-sale securities                      2,997            38,128
Proceeds from asset disposals                                    1,166            15,030
Other                                                              500            (5,364)
                                                             ---------         ---------

NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                        (17,538)          191,226
                                                             ---------         ---------

                                                                       CONTINUED



                                                                    Three Months Ended
                                                                        March 31,
                                                                  2000             1999
                                                               ---------         ----------
                                                                        (Unaudited)
                                                                      (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                      $      (2)        $ (281,011)
Increase in short-term borrowing                                     803                 --
Issuance of common stock                                              --                351
Issuance of subsidiary's stock                                        --                810
Dividends paid                                                    (2,979)            (2,949)
Other                                                                 10             (2,689)
                                                               ---------         ----------

NET CASH USED IN FINANCING ACTIVITIES                             (2,168)          (285,488)
                                                               ---------         ----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                          (2,100)             1,449
                                                               ---------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (36,994)           (83,806)
                                                               ---------         ----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 162,734            265,309
                                                               ---------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 125,740         $  181,503
                                                               =========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                        $  14,494         $   27,849
   Income taxes - net                                          $   2,559         $   13,338
                                                               =========         ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Deconsolidation of The Babcock & Wilcox Company debt           $   4,760         $       --
                                                               =========         ==========


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION

We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. These consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but have significant influence over. We have eliminated all significant intercompany transactions and accounts.

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

     o  Babcock & Wilcox Investment Company ("BWICO"), a Delaware subsidiary of
        MI;

     o BWX Technologies, Inc. ("BWXT"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries,

          and

     o The Babcock & Wilcox Company ("B&W"), an unconsolidated Delaware subsidiary of BWICO.

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos liability. We expect that this filing will have little effect, if any, on B&W's customers, suppliers, employees or retirees. B&W and its subsidiaries are committed to operating their businesses as normal, delivering products and services as usual and pursuing new contracts and growth opportunities. However, as of February 22, 2000, B&W's operations are subject to the jurisdiction of the Bankruptcy Court and, as a result, our access to cash flows of B&W and its subsidiaries is restricted.

Due to the bankruptcy filing, effective February 22, 2000, we no longer consolidate B&W's financial results in our consolidated financial statements, and our investment in B&W is presented on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based on the terms of the reorganization plan. See Note 7 for condensed consolidated income statement and balance sheet information of B&W.

NOTE 2 - INVENTORIES

Inventories are summarized below:

                                           March 31,      December 31,
                                             2000            1999
                                           ---------      ------------
                                          (Unaudited)
                                                (In thousands)

Raw Materials and Supplies                 $ 6,071        $ 43,998
Work in Progress                             1,823           6,353
Finished Goods                               1,948           7,137
                                           -------        --------
                                           $ 9,842        $ 57,488
                                           =======        ========

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

                                                      March 31,        December 31,
                                                        2000              1999
                                                      ---------        ------------
                                                    (Unaudited)
                                                            (In thousands)

Currency Translation Adjustments                     $ (26,565)        $ (29,397)
Net Unrealized Loss on Investments                     (10,221)           (9,729)
Minimum Pension Liability                               (7,854)           (7,854)
                                                     ---------         ---------
                                                     $ (44,640)        $ (46,980)
                                                     =========         =========

NOTE 4 - INVESTIGATIONS AND LITIGATION

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court dismissed the Statoil Litigation for lack of subject matter jurisdiction. In August 1999, Statoil appealed this dismissal to the Fifth Circuit Court of Appeal. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects. That motion is pending before the Texas district court.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequently, the following parties (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign claims of the plaintiffs in the Shell Litigation due to the Texas district court's lack of subject matter jurisdiction, which motion is pending before the court. In October 1999, the Shell Litigation plaintiffs filed a motion to amend their complaint to include non-heavy lift marine construction activity claims against the defendants, which motion was granted in April 2000.

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

B&W and Atlantic Richfield Company ("ARCO") are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania, involving approximately 300 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"). The plaintiffs in the Hall Litigation allege among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the district court set aside the $36,700,000 judgement and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters, which, following B&W's bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review. The claims of the plaintiffs in the Hall Litigation against B&W have been automatically stayed as a result of the B&W bankruptcy filing. B&W has filed a complaint for declaratory and injunctive relief with the Bankruptcy Court seeking to stay the pursuit of the Hall Litigation against all defendants including ARCO during the pendency of B&W's bankruptcy proceeding due to common insurance coverage and the risk to B&W of issue or claim preclusion. There is a controversy between B&W and its insurers as to the amount of insurance coverage under the insurance policies covering these facilities. B&W has filed an action seeking a judicial determination of this matter, which is currently pending in a Pennsylvania state court. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring. We believe that all claims under the Hall Litigation will be resolved within the limits and coverage of our insurance policies; but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. In connection with the foregoing, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8,000,000 for which it seeks reimbursement from other parties.

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

In December 1998, JRM was in the process of installing a deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. As a result, Texaco has withheld payment to JRM of $23,000,000 due under the installation contract, and, in January 2000, JRM instituted an arbitration proceeding against Texaco seeking the amount owed. Texaco has countered, claiming damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor. Texaco has also filed a lawsuit against a number of other parties, claiming that they are responsible for the incident. It is our position that the installation contract between the parties prohibits Texaco's claims against JRM and JRM is entitled to the amount withheld.

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

See Note 7 regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings recently commenced by B&W and certain of its subsidiaries.

NOTE 5 - SEGMENT REPORTING

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

Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities. The Power Generation Systems segment's operations are conducted primarily through B&W. Due to B&W's Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W's and its subsidiaries' results of operations in our consolidated financial statements. Through February 21, 2000, B&W's and its subsidiaries' results are reported as Power Generation Systems - B&W in the segment information that follows. See Note 7 for the consolidated results of B&W and its subsidiaries.

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

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, non-employee products liability asbestos claims provisions, contract and insurance claims provisions, legal expenses and gains (losses) on sales of corporate assets. Other reconciling items to income before provision for income taxes are interest income, interest expense, minority interest and other-net. We exclude the following assets from segment assets: insurance recoverables for products liability claims, goodwill, investments in debt securities, prepaid pension costs and our investment in B&W. We have allocated amortization of goodwill to the reportable segments for all periods presented. Segment assets decreased approximately $600,000,000, primarily in the Power Generation segment, as a result of the deconsolidation of B&W as described in Note 1.

Segment Information for the Three Months Ended March 31, 2000 and 1999.

                                                        Three Months Ended
                                                              March 31,
                                                        2000             1999
                                                     ---------         ---------
                                                             (Unaudited)
                                                           (In thousands)
REVENUES:
Marine Construction Services                         $ 206,635         $ 246,571
Government Operations                                  114,720            92,217
Industrial Operations                                  115,242           121,922
Power Generation Systems - B&W                         155,774           290,375
Power Generation Systems                                    82               283
Adjustments and Eliminations(1)                           (742)           (2,000)
                                                     ---------         ---------
   Total Revenues                                    $ 591,711         $ 749,368
                                                     =========         =========

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

     Marine Construction Services Transfers          $     437         $     720
     Government Operations Transfers                       194               170
     Industrial Operations Transfers                        52                63
     Power Generation Systems - B&W Transfers               59               187
     Adjustments and Eliminations                           --               860
                                                     ---------         ---------
        Total                                        $     742         $   2,000
                                                     =========         =========

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            2000              1999
                                                                         ---------         ---------
                                                                                 (Unaudited)
                                                                                (In thousands)
OPERATING INCOME (LOSS):
Segment Operating Income (Loss):
     Marine Construction Services                                        $  (5,787)        $  12,283
     Government Operations                                                  14,973            20,482
     Industrial Operations                                                   1,680             2,733
     Power Generation Systems - B&W                                         12,502            33,706
     Power Generation Systems                                                 (220)             (397)
                                                                         ---------         ---------
        Total Segment Operating Income                                   $  23,148         $  68,807
                                                                         ---------         ---------

Gain (Loss) on Asset Disposals and Impairments - Net:
     Marine Construction Services                                        $   1,085         $ (20,229)
     Government Operations                                                      --                45
     Industrial Operations                                                       7               (50)
     Power Generation Systems - B&W                                            (33)            3,527
                                                                         ---------         ---------
        Total Gain (Loss) on Asset Disposals and
           Impairments - Net                                             $   1,059         $ (16,707)
                                                                         ---------         ---------

Income (Loss) from Investees:
     Marine Construction Services                                        $  (7,546)        $   3,335
     Government Operations                                                   1,352             2,264
     Industrial Operations                                                      24              (509)
     Power Generation Systems - B&W                                            812               181
     Power Generation Systems                                                 (865)          (11,169)
                                                                         ---------         ---------
        Total Loss from Investees                                        $  (6,223)        $  (5,898)
                                                                         ---------         ---------

SEGMENT INCOME:
     Marine Construction Services                                        $ (12,248)        $  (4,611)
     Government Operations                                                  16,325            22,791
     Industrial Operations                                                   1,711             2,174
     Power Generation Systems - B&W                                         13,281            37,414
     Power Generation Systems                                               (1,085)          (11,566)
                                                                         ---------         ---------
        Total Segment Income                                                17,984            46,202
                                                                         ---------         ---------

Other Unallocated Items                                                     (5,622)          (49,776)
General Corporate Expenses - Net                                            (3,372)           (9,385)
                                                                         ---------         ---------

   Total Operating Income (Loss)                                         $   8,990         $ (12,959)
                                                                         =========         =========

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                     Three Months Ended
                                                                          March 31,
                                                                  2000                  1999
                                                                  ----                  ----

                                                                         (Unaudited)
                                                                 (In thousands, except shares
                                                                     and per share amounts)

Basic:
Income (loss) before extraordinary item                        $      7,867        $    (23,384)
Extraordinary item                                                       --             (38,719)
                                                               ------------        ------------
Net income (loss)                                              $      7,867        $    (62,103)
                                                               ============        ============
Weighted average common shares                                   59,396,332          58,773,052
                                                               ============        ============

Basic earnings (loss) per common share:
Income (loss) before extraordinary item                        $       0.13        $      (0.40)
Extraordinary item                                                       --               (0.66)
                                                               ------------        ------------
Net income (loss)                                              $       0.13        $      (1.06)
                                                               ============        ============



Diluted:
Income (loss) before extraordinary item                        $      7,867        $    (23,384)
Extraordinary item                                                       --             (38,719)
                                                               ------------        ------------
Net income (loss) for diluted computation                      $      7,867        $    (62,103)
                                                               ============        ============


Weighted average common shares (basic)                           59,396,332          58,773,052
Effect of dilutive securities:
   Stock-based compensation arrangements                            435,908                  --
                                                               ------------        ------------
Adjusted weighted average common
   shares and assumed conversions                                59,832,240          58,773,052
                                                               ============        ============

Diluted earnings (loss) per common share:
Income (loss) before extraordinary item                        $       0.13        $      (0.40)
Extraordinary item                                                       --               (0.66)
                                                               ------------        ------------
Net income (loss)                                              $       0.13        $      (1.06)
                                                               ============        ============

NOTE 7 - THE BABCOCK & WILCOX COMPANY

General

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

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve all pending and future asbestos products liability claims against them. As a result of the filing, the Bankruptcy Court issued a temporary restraining order which has been converted to a preliminary injunction prohibiting asbestos products liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII. The preliminary injunction will run through July 17, 2000, at which time a further extension will be considered by the Bankruptcy Court.

Prior to its bankruptcy filing, B&W and its subsidiaries had engaged in a strategy of negotiating and settling asbestos products liability claims brought against them and billing the settled amounts to insurers for reimbursement. The average amount per settled claim over the last three calendar years is approximately $7,900. Reimbursed amounts are subject to varying insurance limits based upon the year of coverage, insurer solvency and collection delays (due primarily to agreed payment schedules with specific insurers delaying reimbursement for three months or more). Claims paid during the three-month period ended March 31, 2000 were $23,640,000 of which $20,121,000 has been recovered or is due from insurers. At March 31, 2000, receivables of $65,643,000 were due from insurers for reimbursement of settled claims. To date, the bankruptcy filing has not negatively affected B&W's ability to recover amounts due from insurers for settled claims as they become due and payable and B&W does not expect it to in the future.

At February 21, 2000, the day prior to the bankruptcy filing, B&W had recorded asbestos products liability of $1,307,583,000 and asbestos products liability insurance recoverable of $1,153,619,000. Historically, B&W's estimated liabilities for pending and future non-employee products liability asbestos claims have been derived from its prior claims history. Inherent in the estimate of such liabilities were expected trend claim severity, frequency, and other factors. B&W's estimated liabilities were based on the assumption that B&W would continue to settle claims rather than litigate them, that new claims would conclude by 2012, that there would be a significant decline in new claims received after 2003, and that the average cost per claim would continue to increase only moderately. During the fiscal year ended March 31, 1999, we revised our estimate of the liability for pending and future non-employee asbestos claims and recorded an additional liability of $817,662,000, additional estimated insurance recoveries of $732,477,000 and a loss of $85,185,000 for future claims for which recovery from insurance carriers was not considered probable.

Beginning in the third quarter of calendar 1999, B&W experienced a significant increase in the amount demanded by several plaintiffs' attorneys to settle certain types of asbestos products liability claims. These increased demands significantly impaired B&W's ability to continue to resolve its asbestos products liability through out-of-court settlements. As a result, B&W undertook the bankruptcy filing because it believes that a Chapter 11 proceeding offers the only viable legal process through which it and its subsidiaries can seek a comprehensive resolution of their asbestos products liability. The filing increases the uncertainty with respect to the manner in which such liabilities will ultimately be settled.

The Chapter 11 proceeding is in its initial stages. While the Bankruptcy Court has approved B&W's debtor-in-possession financing and the assumption of all pre-filing contracts presented for approval, there are a number of other issues and matters to be resolved. B&W has not yet filed a plan of reorganization and the Bankruptcy Court has not set a bar date for asserting claims. Remaining issues and matters to be resolved include, but are not limited to, B&W's ultimate asbestos liability, the formation of a trust to satisfy such liability and the funding of such a trust. The timing and ultimate outcome of the Chapter 11 proceeding is uncertain. Any changes in the estimate of B&W's non-employee asbestos products liability and insurance recoverables, and differences between the proportion of such liabilities covered by insurance and that experienced in the past, could result in material adjustments to the B&W financial statements and could negatively impact our ability to realize our net investment in B&W.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into a $300,000,000 debtor-in-possession revolving credit and letter of credit facility with Citibank, N.A. and Salomon Smith Barney Inc. (the "DIP Credit Facility") with a three-year term. The Bankruptcy Court has approved the full amount of this facility, giving all amounts owed under the facility a super-priority administrative expense status in bankruptcy. B&W's and its filing subsidiaries' obligations under the facility are (1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.'s assets. Additionally, B&W and substantially all of its domestic subsidiaries executed a pledge and security agreement pursuant to which they have granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or refinancing of MI's public debt. The DIP Credit Facility generally provides for borrowings by B&W and its filing subsidiaries for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100,000,000 in the aggregate. The DIP Credit Facility imposes certain financial and non-financial covenants on B&W and its subsidiaries. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace, as they expire, pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172,000,000 (the "Pre-existing LCs"). Each of MII, MI and BWICO have agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which it already has exposure and for the associated letter of credit fees paid under the facility. As of March 31, 2000, approximately $15,215,000 in letters of credit have been issued under the DIP Credit Facility of which approximately $11,659,000 were to replace or backstop Pre-existing LCs.

Financial Results and Reorganization Items

The B&W condensed consolidated financial statements set forth below have been prepared in conformity with the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization. Liabilities subject to compromise include prepetition unsecured claims, which may be settled at amounts which differ from those recorded in the B&W condensed consolidated financial statements.

                          THE BABCOCK & WILCOX COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                            2000             1999
                                                                            ----             ----
                                                                                (Unaudited)
                                                                              (In thousands)

Revenues                                                                 $ 272,567         $ 289,818
                                                                         ---------         ---------
Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)                                         233,525           272,240
  Depreciation and amortization                                              4,150             6,730
  Selling, general and administrative
    expenses                                                                18,187            16,838
  Restructuring charges                                                      3,922                --
                                                                         ---------         ---------
                                                                           259,784           295,808
                                                                         ---------         ---------

Gain (Loss) on Asset Disposals                                                 (10)            2,535
                                                                         ---------         ---------
Operating Income (Loss) before Income
  from Investees                                                            12,773            (3,455)
                                                                         ---------         ---------

Income from Investees                                                        1,433               181
                                                                         ---------         ---------

Operating Income (Loss)                                                     14,206            (3,274)
                                                                         ---------         ---------
Other Income:
  Interest income                                                              963             9,037
  Interest expense                                                            (174)             (488)
  Other-net                                                                  1,270           (50,970)
                                                                         ---------         ---------
                                                                             2,059           (42,421)
                                                                         ---------         ---------
Income (Loss) before Provision for
  (Benefit from) Income Taxes                                               16,265           (45,695)

Provision for (Benefit from) Income Taxes                                    6,630           (11,773)
                                                                         ---------         ---------
Net Income (Loss)                                                        $   9,635         $ (33,922)
                                                                         =========         =========

                          THE BABCOCK & WILCOX COMPANY
                                  BALANCE SHEET


                                                                         March 31, 2000
                                                                           (Unaudited)
                                                                         (In thousands)

  Assets:
    Current Assets                                                      $   547,134
    Property, Plant and Equipment                                            83,935
    Products Liabilities Recoverable                                      1,153,761
    Goodwill                                                                 78,430
    Prepaid Pension Costs                                                    20,681
    Other Assets                                                            125,524
                                                                        -----------
  Total Assets                                                          $ 2,009,465
                                                                        ===========

  Liabilities:
    Current Liabilities                                                     282,142
    Liabilities Subject to Compromise                                     1,557,074(A)
  Stockholder's Equity:
    Common Stock                                                              1,001
    Capital in Excess of Par Value                                          116,432
    Retained Earnings                                                        74,767
    Accumulated Other Comprehensive Loss                                    (21,951)
                                                                        -----------
    Total Liabilities and Stockholder's Equity                          $ 2,009,465
                                                                        ===========

(A)  Liabilities subject to compromise consist of the following:

        Accounts payable                                                $    22,563
        Provision for warranty                                               26,914
        Other current liabilities                                            47,283
        Environmental and products liabilities                            1,307,725
        Accumulated postretirement benefit
          obligation                                                        108,403
        Other long-term liabilities                                          44,186
                                                                        -----------
                                                                        $ 1,557,074
                                                                        ===========

B&W and its subsidiaries routinely engage in intercompany transactions with other entities within the McDermott group of companies in the ordinary course of business. These transactions include services received by B&W and its subsidiaries from MII and MI under a support services agreement. These services include the following: accounting, treasury, tax administration, and other financial services; human relations; public relations; corporate secretarial; and corporate officer services. In addition, B&W is responsible for its share of federal income taxes included in MI's federal tax return under a tax-sharing arrangement. As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the "Pre-Petition Inter-company Payables") and other creditors during the pendency of the bankruptcy case, without the Bankruptcy Court's approval. Moreover, no assurances can be given that any of the Pre-Petition Inter-company Payables will be paid or otherwise satisfied in connection with the confirmation of a B&W plan of reorganization. As of February 21, 2000, the day prior to the bankruptcy filing, B&W and its filing subsidiaries had Pre-Petition Inter-company Payables of approximately $57,785,000 and pre-petition inter-company receivables from other entities within the McDermott group of companies (other than subsidiaries of B&W) of approximately $58,856,000. In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. At March 31, 2000, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $150,000,000.

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $166,234,000, as of February 21, 2000 and unchanged through March 31, 2000, is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization.

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of B&W to continue as a going concern is dependent upon its ability to settle its ultimate asbestos products liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W condensed consolidated financial information set forth above has been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment.

Following are our condensed Pro Forma consolidated Statements of Income (Loss) and Balance Sheet data, assuming the deconsolidation of B&W for all periods presented:

Assumes deconsolidation as of the beginning of the period presented:

                                                                  Three Months Ended
                                                                       March 31,
                                                                 2000             1999
                                                                 ----             ----
                                                                      (Unaudited)
                                                                    (In thousands)

         Revenues                                             $ 435,996        $ 459,737
         Operating Income (Loss)                              $   1,039        $  (9,685)
         Income (Loss) before Provision for
           (Benefit from) Income Taxes                        $   1,890        $     985
         Net Income (Loss)                                    $   2,362        $ (28,181)

         Earnings (Loss) per Common Share:
           Basic                                              $    0.04        $   (0.48)
           Diluted                                            $    0.04        $   (0.48)

Assumes deconsolidation as of the balance sheet date:

                                                                        December 31,
                                                                            1999
                                                                            ----
                                                                       (In thousands)

         Current Assets                                                 $   755,640
         Property, Plant and Equipment                                  $   351,646
         Investment in B&W                                              $   160,728
         Total Assets                                                   $ 2,082,954

         Current Liabilities                                            $   672,857
         Environmental and Products Liabilities                         $    11,604
         Total Stockholders' Equity                                     $   791,858
         Total Liabilities and Stockholders' Equity                     $ 2,082,954

NOTE 8 - MODIFICATION OF FINANCIAL ARRANGEMENTS

On February 21, 2000, we entered into financing arrangements providing for up to $200,000,000 of financing to MII, BWXT and Hudson Products Corporation (the "MII Credit Facility"), and up to $300,000,000 to JRM and its subsidiaries (the "JRM Credit Facility"). This financing, for which Citibank, N.A. is the administrative agent, provides revolving credit facilities and advances for letters of credit. On April 24, 2000, these financing arrangements were amended and restated and the JRM Credit Facility was reduced to $200,000,000. Borrowings on the MII Credit Facility bear interest at LIBOR plus 42.5 basis points, or the prime rate, depending upon the duration of the borrowing, and this facility has an annual fee of $400,000. Borrowings on the JRM Credit Facility bear interest at LIBOR plus 137.5 basis points, or the prime rate plus 25 basis points, depending upon the duration of the borrowings, and this facility has an annual fee of $750,000.

NOTE 9 - NEW ACCOUNTING STANDARDS

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

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for certain issues including (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, the provisions of this Interpretation are effective July 1, 2000 and shall be applied prospectively. However, certain requirements apply to events that occur after December 15, 1998 or January 12, 2000 but prior to July 1, 2000. The effects of such events also shall be recognized on a prospective basis beginning July 1, 2000. We have determined that the adoption of Interpretation No. 44 will have no material effect on our consolidated financial position or results of operations.

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

In addition, various statements this Form 10-Q contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to unduly rely on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

         o estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the recently commenced Chapter 11 reorganization proceeding involving B&W and certain of its subsidiaries;

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

GENERAL

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world's major hydrocarbon producing regions. Our revenues from this segment reflect the variability associated with the timing of significant development projects. Although oil and gas prices have somewhat stabilized in recent months and oil company merger activity has reduced, these have yet to have an impact on our Marine Construction Services' customers' exploration and production spending for the remainder of 2000. Economic and political instability in Asia has also had an adverse effect on the timing of exploration and production spending. Consequently, we do not expect our Marine Construction Services segment's revenues to increase significantly in 2000.

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

Effective February 22, 2000 and until B&W and the other filing subsidiaries emerge from the reorganization and the subsequent accounting is determined, we no longer consolidate B&W's and its subsidiaries' results of operations in our consolidated financial statements and our investment in B&W is presented on the cost method. Through February 21, 2000, B&W's and its subsidiaries' results are included in our segment results under Power Generation Systems - B&W (see Note 5 to the consolidated financial statements.) B&W and its consolidated subsidiaries pre-bankruptcy revenues of $155,774,000 and operating income of $7,951,000 are included in our consolidated financial results for the three-month period ended March 31, 2000.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

Marine Construction Services

Revenues decreased $39,936,000 to $206,635,000 due to lower volume in essentially all geographic areas, except in offshore activities in the Far East relating to the West Natuna project.

Segment operating income decreased $18,070,000 from income of $12,283,000 to a loss of $5,787,000, primarily due to lower margins in the Eastern Hemisphere, lower volume and margins in our Mexican ship repair business, and the amortization of the goodwill associated with our purchase of the minority interest in JRM. These decreases were partially offset by higher margins in engineering activities and potential litigation settlements recorded in the prior period.

Gain (loss) on asset disposals and impairments-net increased $21,314,000 from a loss of $20,229,000 to a gain of $1,085,000. The loss in the prior period was due to impairment losses on fabrication facilities and equipment. There was also a write-off of goodwill associated with worldwide engineering and a Mexican shipyard in the prior period.

Income (loss) from investees decreased $10,881,000 from income of $3,335,000 to a loss of $7,546,000, primarily due to lower operating results from our Mexican and European joint ventures and higher operating results from our Far East joint venture in the prior period.

Government Operations

Revenues increased $22,503,000 to $114,720,000, primarily due to higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government, from management and operation contracts for U. S. Government-owned facilities and from other government operations.

Segment operating income decreased $5,509,000 to $14,973,000, primarily due to a settlement relating to environmental restoration costs recorded in the prior period. This decrease was partially offset by higher volume and margins from nuclear fuel assemblies and reactor components for the U. S. Government and higher margins from commercial nuclear environmental services.

Income from investees decreased $912,000 to $1,352,000, primarily due to lower operating results from a joint venture in Colorado, partially offset by higher operating results from a joint venture in Idaho.

Industrial Operations

Revenues decreased $6,680,000 to $115,242,000, primarily due to lower volumes from air-cooled heat exchangers and plant maintenance activities in Canadian operations.

Segment operating income decreased $1,053,000 to $1,680,000, primarily due to lower sales volumes and margins from air-cooled heat exchangers.

Other Unallocated Items

Other unallocated items decreased $44,154,000 to $5,622,000, primarily due to provisions for estimated future non-employee products liability asbestos claims and reserves for potential litigation settlements recorded in the prior period. These decreases were partially offset by higher employee benefit expenses and initial reorganization expenses associated with the B&W Chapter 11 filing.

Other Income Statement Items

Interest income decreased $12,153,000 to $7,145,000, primarily due to the decrease in investments.

Interest expense decreased $5,302,000 to $8,823,000, primarily due to changes in debt obligations and prevailing interest rates.

We no longer have minority interest expense due to the acquisition of the minority interest in JRM in the prior year.

Other-net increased $56,123,000 from a loss of $52,251,000 to income of $3,872,000. This increase was primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims and a net loss on the settlement and curtailment of postretirement benefit plans recorded in the prior period.

The provision for income taxes increased $24,643,000 from a benefit of $21,326,000 to a provision of $3,317,000, while income before provision for income taxes and extraordinary item increased $55,894,000 from a loss of $44,710,000 to income of $11,184,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of (1) an increase in income, (2) a decrease in our tax expense of $7,531,000 in the prior period due to the change in our valuation allowance for deferred tax assets and
(3) $9,062,000 we recorded in the prior period as a result of favorable tax settlements of disputed items in foreign jurisdictions. The provision for the three months ended March 31, 2000 reflects non-deductible amortization of goodwill of $4,502,000 created by the premium we paid on the acquisition of the minority interest in JRM and a benefit of $5,500,000 from a favorable tax settlement in a foreign jurisdiction. Income taxes in the March 31, 2000 quarter also include a provision of $3,800,000 for B&W for the pre-filing period. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

Backlog

                                                                3/31/00           12/31/99
                                                                -------           --------
                                                              (Unaudited)
                                                                      (In thousands)

         Marine Construction Services                         $   430,633        $   514,822
         Government Operations                                  1,069,516          1,151,960
         Industrial Operations                                    361,524            415,820
         Power Generation Systems                                      --          1,202,695
                                                              -----------        -----------
            TOTAL BACKLOG                                     $ 1,861,673        $ 3,285,297
                                                              ===========        ===========

Due to the deconsolidation of B&W (see Note 7 to the condensed consolidated financial statements), backlog from Power Generation Systems totaling $1,135,034,000 is no longer included in our consolidated total at March 31, 2000.

In general, all of McDermott's business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

Backlog for the Marine Construction Services segment decreased primarily because of delays in awards of new offshore construction programs.

At March 31, 2000, Government Operations' backlog with the U. S. Government was $974,134,000 (of which $16,335,000 had not been funded). This segment's backlog is not expected to experience significant growth as a result of reductions in defense budgets. However, management expects this segment's backlog to remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Government.

Liquidity and Capital Resources

During the three months ended March 31, 2000, our cash and cash equivalents decreased $36,994,000 to $125,740,000 and total debt decreased $3,951,000 to $405,562,000, primarily due to the deconsolidation of B&W. During this period, we received cash of $2,997,000 from maturities of investments and $1,166,000 from the sale of assets. We used cash of $15,188,000 in operating activities, $16,972,000 for additions to property, plant and equipment, $5,229,000 for the purchase of investments and $2,979,000 for dividends on MII's common stock.

Expenditures for property, plant and equipment decreased $16,521,000 to $16,972,000. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

At March 31, 2000 and December 31, 1999, we had available various uncommitted short-term lines of credit from banks totaling $36,995,000 and $72,766,000, respectively. At March 31, 2000 and December 31, 1999, borrowings against these lines of credit were $500,000 and $4,148,000, respectively.

On February 21, 2000, B&W and certain of its subsidiaries entered into their $300,000,000 debtor-in-possession revolving credit and letter of credit facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. See Note 7 to the condensed consolidated financial statements.

On February 21, 2000, we also entered into other financing arrangements providing financing to the balance of our operations. This financing, as amended on April 24, 2000, consists of a $200,000,000 credit facility for MII, BWXT and Hudson Products Corporation (the "MII Credit Facility") and a $200,000,000 credit facility for JRM and its subsidiaries (the "JRM Credit Facility"). Each facility is with a group of lenders, for which Citibank, N.A. is acting as the administrative agent to the amounts outstanding under each facility. There were no borrowings outstanding against these facilities at March 31, 2000.

The MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 to the borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 to reimburse issuers for drawings under outstanding letters of credit issued for the benefit of B&W and its subsidiaries and to issue new letters of credit for the account of MII to renew or extend any of those outstanding letters of credit on their scheduled expiration dates. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $200,000,000. This facility is secured by a collateral account funded with various U.S. government securities with a marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings then outstanding.

The JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 to reimburse issuers for drawings under JRM's outstanding letters of credit and to issue new letters of credit to renew or extend any of those outstanding letters of credit on their scheduled expiration dates. The facility is subject to certain financial and non-financial covenants.

At March 31, 2000, we had total cash, cash equivalents and investments of $503,377,000. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of our investments at March 31, 2000 was $377,637,000. As of March 31, 2000, we had pledged approximately $44,541,000 fair value of these obligations to secure a letter of credit in connection with certain reinsurance agreements and $89,442,000 fair value of these obligations to secure borrowings of $86,715,000 that are incurred under repurchase agreements. In addition, approximately $201,006,000 fair value of these obligations secured the MII Credit Facility

In connection with B&W's bankruptcy filing, MII entered into a support agreement pursuant to which it agreed to provide MI with standby financial support on its interest payments on its (i) $225,000,000 in aggregate principal amount of 9.375% Notes due 2002, (ii) $9,500,000 in aggregate principal amount of Series A Medium Term Notes due 2003, (iii) $64,000,000 in aggregate principal amount of Series B Medium Term Notes due 2005, 2008 and 2023, and (iv) $17,000,000 in principal amount under a Pollution Control Note due 2009. MI is required to pay MII $5,000 per month under the support agreement which expires on March 15, 2002.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 2000, substantially all the net assets of MI were subject to those restrictions. At March 31, 2000, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $72,000,000.

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

At March 31, 2000, we had a valuation allowance for deferred tax assets of $18,283,000, which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that our remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of our deferred tax assets include the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in the tax planning strategies we have identified. We have considered these factors in determining our valuation allowance. We will continue to assess the adequacy of our valuation allowance on a quarterly basis.

Our quarterly dividend on our common stock was $0.05 per share. We have a continuing program for reviewing our quarterly dividend.

We have evaluated and expect to continue evaluating possible strategic acquisitions, some of which may be material. At any given time we may be engaged in discussions or negotiations or enter into agreements relating to potential acquisition transactions.

Working capital decreased $169,117,000 from $166,402,000 at December 31, 1999 to ($2,715,000) at March 31, 2000. During the remainder of 2000, we expect to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents, and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact our liquidity or capital resources.

The Babcock & Wilcox Company

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

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $166,234,000 as of March 31, 2000 is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 7 to the condensed consolidated financial statements for B&W's financial information at March 31, 2000.

B&W's revenues decreased $17,251,000 to $272,567,000, primarily due to lower volumes from the fabrication, repair and retrofit of existing facilities, industrial boilers, replacement nuclear steam generators and boiler cleaning equipment. These decreases were partially offset by higher volumes from fabrication and erection of fossil fuel steam and environmental control systems.

B&W's operating income (loss) increased $17,480,000 from a loss of $3,274,000 to income of $14,206,000, primarily due to provisions for estimated future non-employee products liability asbestos claims in the prior period. In addition, there were lower general and administrative expenses. These increases were partially offset by lower volumes and margins from the fabrication, repair and retrofit of existing facilities, lower margins from the fabrication and erection of fossil fuel steam and environmental control systems and lower volumes of sales of industrial boilers. In addition, there were higher employee benefit expenses and reorganization expenses associated with the Chapter 11 filing. B&W expects the initial reorganization expenses for the remaining quarters of 2000 to be approximately the same as what was incurred this quarter. In addition, B&W paid approximately $7,500,000 in debt issue costs related to the debtor-in-possession financing. This amount will be amortized over three years.

Interest income decreased $8,074,000 to $963,000, primarily due to interest income on domestic tax refunds in the prior period.

Other-net increased $52,240,000 from expense of $50,970,000 to income of $1,270,000, primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims in the prior period.

B&W's backlog at March 31, 2000 and December 31, 1999 was $1,135,034,000 and $1,202,949,000, respectively.

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into a $300,000,000 debtor-in-possession revolving credit and letter of credit facility with Citibank, N.A. and Salomon Smith Barney Inc. with a three-year term. We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of B&W to continue as a going concern is dependent upon its ability to settle its ultimate asbestos products liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment. See Note 7 to the condensed consolidated financial statements for more information about B&W's Chapter 11 bankruptcy proceeding.

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

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues including (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, the provisions of this Interpretation are effective July 1, 2000 and shall be applied prospectively. However, certain requirements apply to events that occur after December 15, 1998 or January 12, 2000 but prior to July 1, 2000. The effects of such events also shall be recognized on a prospective basis beginning July 1, 2000. We have determined that the adoption of Interpretation No. 44 will have no material effect on our consolidated financial position or results of operations.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court dismissed the Statoil Litigation for lack of subject matter jurisdiction. In August 1999, Statoil appealed this dismissal to the Fifth Circuit Court of Appeal. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects. That motion is pending before the Texas district court.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequently, the following parties (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign claims of the plaintiffs in the Shell Litigation due to the Texas district court's lack of subject matter jurisdiction, which motion is pending before the court. In October 1999, the Shell Litigation plaintiffs filed a motion to amend their complaint to include non-heavy lift marine construction activity claims against the defendants, which motion was granted in April 2000.

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

It is not possible to predict the ultimate outcome of the Department of Justice investigation, the SEC investigation, our internal investigation, the above-referenced lawsuits or any actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. These matters could result in civil and criminal liability and have a material adverse effect on our consolidated financial position and results of operations. B&W and Atlantic Richfield Company ("ARCO") are defendants in lawsuits filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania, involving approximately 300 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"). The plaintiffs in the Hall Litigation allege among other things, that they suffered personal injury and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the district court set aside the $36,700,000 judgement and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters, which, following B&W's bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review. The claims of the plaintiffs in the Hall Litigation against B&W have been automatically stayed as a result of the B&W bankruptcy filing. B&W has filed a complaint for declaratory and injunctive relief with the Bankruptcy Court seeking to stay the pursuit of the Hall Litigation against all defendants including ARCO during the pendency of B&W's bankruptcy proceeding due to common insurance coverage and the risk to B&W of issue or claim preclusion. There is a controversy between B&W and its insurers as to the amount of insurance coverage under the insurance policies covering these facilities. B&W has filed an action seeking a judicial determination of this matter, which is currently pending in a Pennsylvania state court. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring. We believe that all claims under the Hall Litigation will be resolved within the limits and coverage of our insurance policies; but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. In connection with the foregoing, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8,000,000 for which it seeks reimbursement from other parties.

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

In December 1998, JRM was in the process of installing a deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. As a result, Texaco has withheld payment to JRM of $23,000,000 due under the installation contract, and, in January 2000, JRM instituted an arbitration proceeding against Texaco seeking the amount owed. Texaco has countered, claiming damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor. Texaco has also filed a lawsuit against a number of other parties, claiming that they are responsible for the incident. It is our position that the installation contract between the parties prohibits Texaco's claims against JRM and JRM is entitled to the amount withheld.

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

See Note 7 regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings recently commenced by B&W and certain of its subsidiaries.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          A current report on Form 8-K, Item 5, dated February 22, 2000 was filed on February 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              McDERMOTT INTERNATIONAL, INC.


                              /s/ Daniel R. Gaubert
                              --------------------------------------------------

                       By:    Daniel R. Gaubert
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)

May 12, 2000

                                  EXHIBIT INDEX


Exhibit             Description
-------             -----------

    27         Financial Data Schedule