Form 10-Q
period 2000-06-30
MCDERMOTT INTERNATIONAL INC
filed 2000-08-14
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

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

                         Yes [X]                  No [ ]

The number of shares outstanding of the Company's Common Stock at July 31, 2000 was 60,265,593.

                          McDERMOTT INTERNATIONAL, INC.

                                INDEX - FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 -   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets

           June 30, 2000 and December 31, 1999                                 4

         Condensed Consolidated Statements of Income (Loss)
           Three and Six Months Ended June 30, 2000 and 1999                   6

         Condensed Consolidated Statements of Comprehensive Income (Loss)
           Three and Six Months Ended June 30, 2000 and 1999                   7

         Condensed Consolidated Statements of Cash Flows
           Six months Ended June 30, 2000 and 1999                             8

         Notes to Condensed Consolidated Financial Statements                 10


     Item 2 -   Management's Discussion and Analysis of

                Financial Condition and Results of Operations                 28


PART II - OTHER INFORMATION

     Item 1 -   Legal Proceedings                                             42

     Item 4 -   Submission of Matters to a Vote of Security Holders           47

     Item 6 -   Exhibits and Reports on Form 8-K                              47


SIGNATURES                                                                    48

Exhibit 3.2 -   Amended and Restated By-Laws of McDermott International, Inc.

Exhibit 27 -    Financial Data Schedule

                                     PART I

                          McDERMOTT INTERNATIONAL, INC.



                              FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   June 30,   December 31,
                                                                    2000         1999
                                                                  ----------  ------------
                                                                  (Unaudited)
                                                                       (In thousands)
Current Assets:
   Cash and cash equivalents                                      $   85,842   $  162,734
   Investments                                                        54,679      111,104
   Accounts receivable - trade, net                                  178,019      429,573
   Accounts receivable - unconsolidated affiliates                    13,020       21,406
   Accounts receivable - other                                        40,795      167,291
   Environmental and products liabilities recoverable - current          532      232,618
   Contracts in progress                                             106,049      159,369
   Inventories                                                         9,735       57,488
   Deferred income taxes                                              47,199       93,629
   Other current assets                                               26,407       33,596
                                                                  ----------   ----------
   Total Current Assets                                              562,277    1,468,808
                                                                  ----------   ----------
Property, Plant and Equipment                                      1,262,522    1,439,496
   Less accumulated depreciation                                     894,376    1,001,699
                                                                  ----------   ----------
   Net Property, Plant and Equipment                                 368,146      437,797
                                                                  ----------   ----------
Investments:
   Government obligations                                            270,707      159,005
   Other investments                                                  52,641      105,704
                                                                  ----------   ----------
   Total Investments                                                 323,348      264,709
                                                                  ----------   ----------
Products Liabilities Recoverable                                          --      942,982
                                                                  ----------   ----------
Goodwill less Accumulated Amortization of $40,664,000
   at June 30, 2000 and $118,878,000 at December 31, 1999            355,109      444,220
                                                                  ----------   ----------
Prepaid Pension Costs                                                110,052      111,114
                                                                  ----------   ----------
Investment in The Babcock & Wilcox Company                           180,866           --
                                                                  ----------   ----------
Other Assets                                                          96,228      205,261
                                                                  ----------   ----------
   TOTAL                                                          $1,996,026   $3,874,891
                                                                  ==========   ==========


See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              June 30,     December 31,
                                                                2000          1999
                                                            -----------    -----------
                                                             (Unaudited)
                                                                  (In thousands)
Current Liabilities:
   Notes payable and current maturities of long-term debt   $   111,318    $    86,499
   Accounts payable                                              97,097        185,465
   Accounts payable to The Babcock & Wilcox Company              12,319             --
   Environmental and products liabilities - current               6,996        281,787
   Accrued employee benefits                                     62,297         96,235
   Accrued contract costs                                        33,360         81,586
   Advance billings on contracts                                 52,208        231,421
   Other current liabilities                                    237,656        339,413
                                                            -----------    -----------
     Total Current Liabilities                                  613,251      1,302,406
                                                            -----------    -----------
Long-Term Debt                                                  318,314        323,014
                                                            -----------    -----------
Accumulated Postretirement Benefit Obligation                    22,328        112,132
                                                            -----------    -----------
Environmental and Products Liabilities                           11,237      1,072,969
                                                            -----------    -----------
Other Liabilities                                               243,738        272,484
                                                            -----------    -----------
Commitments and Contingencies

Minority Interest                                                    28             28
                                                            -----------    -----------
Stockholders' Equity:
   Common stock, par value $1.00 per share, authorized
     150,000,000 shares; issued 62,079,733 at
     June 30, 2000 and 61,625,434 at December 31, 1999           62,080         61,625
   Capital in excess of par value                             1,054,409      1,048,848
   Accumulated deficit                                         (217,077)      (208,904)
   Treasury stock at cost, 2,000,614 shares at June 30,
     2000 and December 31, 1999                                 (62,731)       (62,731)
   Accumulated other comprehensive loss                         (49,551)       (46,980)
                                                            -----------    -----------
     Total Stockholders' Equity                                 787,130        791,858
                                                            -----------    -----------
     TOTAL                                                  $ 1,996,026    $ 3,874,891
                                                            ===========    ===========

                          McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                          Three Months Ended            Six Months Ended
                                                                 June 30,                    June 30,
                                                          2000           1999           2000           1999
                                                       -----------    -----------    -----------    -----------
                                                                             (Unaudited)
                                                               (In thousands, except per share amounts)
Revenues                                               $   487,288    $   647,884    $ 1,078,999    $ 1,397,252
                                                       -----------    -----------    -----------    -----------
Costs and Expenses:
   Cost of operations (excluding depreciation
     and amortization)                                     433,361        537,642        948,351      1,188,268
   Depreciation and amortization                            14,214         21,439         31,347         49,907
   Selling, general and administrative expenses             31,403         51,998         73,297        110,276
   Reorganization charges                                      532             --          4,072             --
                                                       -----------    -----------    -----------    -----------
                                                           479,510        611,079      1,057,067      1,348,451
                                                       -----------    -----------    -----------    -----------
Gain (Loss) on Asset Disposals and Impairments - Net            58         (2,197)         1,117        (21,254)
                                                       -----------    -----------    -----------    -----------


Operating Income before Loss from Investees                  7,836         34,608         23,049         27,547

Loss from Investees                                        (14,051)          (354)       (20,274)        (6,252)
                                                       -----------    -----------    -----------    -----------
Operating Income (Loss)                                     (6,215)        34,254          2,775         21,295
                                                       -----------    -----------    -----------    -----------
Other Income (Expense):
   Interest income                                           6,893         15,042         14,038         34,340
   Interest expense                                        (10,978)       (12,139)       (19,801)       (26,264)
   Minority interest                                            --         (4,229)            --         11,098
   Other-net                                                 6,192           (321)        10,064        (52,572)
                                                       -----------    -----------    -----------    -----------
                                                             2,107         (1,647)         4,301        (33,398)
                                                       -----------    -----------    -----------    -----------
Income (Loss) before Provision for (Benefit from)
   Income Taxes and Extraordinary Item                      (4,108)        32,607          7,076        (12,103)
Provision for (Benefit from) Income Taxes                    5,939         12,564          9,256         (8,762)
                                                       -----------    -----------    -----------    -----------
Income (Loss) before Extraordinary Item                    (10,047)        20,043         (2,180)        (3,341)
Extraordinary Item                                              --             --             --        (38,719)
                                                       -----------    -----------    -----------    -----------
Net Income (Loss)                                      $   (10,047)   $    20,043    $    (2,180)   $   (42,060)
                                                       ===========    ===========    ===========    ===========
Earnings per Common Share:
   Basic:
     Income (Loss) before Extraordinary Item           $     (0.17)   $      0.34    $     (0.04)   $     (0.06)
     Net Income (Loss)                                 $     (0.17)   $      0.34    $     (0.04)   $     (0.71)
   Diluted:
     Income (Loss) before Extraordinary Item           $     (0.17)   $      0.33    $     (0.04)   $     (0.06)
     Net Income (Loss)                                 $     (0.17)   $      0.33    $     (0.04)   $     (0.71)
                                                       -----------    -----------    -----------    -----------
Cash Dividends:
   Per Common Share                                    $      0.05    $      0.05    $      0.10    $      0.10
                                                       ===========    ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                 Three Months Ended      Six Months Ended
                                                                      June 30,                June 30,
                                                                   2000       1999        2000        1999
                                                                --------    --------    --------    --------
                                                                                 (Unaudited)
                                                                               (In thousands)
Net Income (Loss)                                               $(10,047)   $ 20,043    $ (2,180)   $(42,060)
                                                                --------    --------    --------    --------
Other Comprehensive Loss:
   Currency translation adjustments:
     Foreign currency translation adjustments                     (6,164)     (7,783)     (3,332)    (10,309)
   Minimum pension liability adjustment                               --          (8)         --      (1,066)
   Unrealized losses on investments:
     Unrealized gains (losses) arising during the period,
       net of taxes of ($39,000) and ($47,000), respectively,
       in the three and six months ending June 31, 2000,
       and $245,000 and $228,000, respectively, in
       the three and six months ending June 30, 1999               1,241      (6,660)        751      (8,451)
     Reclassification adjustment for (gains) losses
       included in net income, net of taxes (benefits) of
       ($3,000) and $11,000 in the three and six months,
       respectively, ending June 30, 1999                             11         141          10         (87)
                                                                --------    --------    --------    --------
Other Comprehensive Loss                                          (4,912)    (14,310)     (2,571)    (19,913)
                                                                --------    --------    --------    --------
Comprehensive Income (Loss)                                     $(14,959)   $  5,733    $ (4,751)   $(61,973)
                                                                ========    ========    ========    ========


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six months Ended
                                                               June 30,
                                                           2000         1999
                                                        ---------    ---------
                                                             (Unaudited)
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                $  (2,180)   $ (42,060)
                                                        ---------    ---------
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                           31,347       49,907
   Income or loss of investees, less dividends             24,715       11,582
   Loss (gain) on asset disposals and
     impairments - net                                     (1,117)      21,254
   Benefit from deferred taxes                             (1,227)     (17,385)
   Extraordinary loss                                          --       38,719
   Other                                                    4,200       10,464
   Changes in assets and liabilities, net of effects
    of deconsolidation of B&W:
     Accounts receivable                                   71,961      (70,408)
     Net contracts in progress and advance billings       (51,145)     (61,320)
     Accounts payable                                      (8,640)     (46,941)
     Accrued and other current liabilities                (43,433)     (10,321)
     Products and environmental liabilities                (7,560)     134,139
     Other, net                                           (58,326)     (58,480)
Deconsolidation of The Babcock & Wilcox Company           (19,424)          --
Proceeds from insurance for products liability claims      26,427       80,196
Payments of products liability claims                     (23,782)    (153,824)
                                                        ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                     (58,184)    (114,478)
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of B&W Volund                                  (4,146)          --
Purchases of property, plant and equipment                (35,013)     (53,246)
Purchases of available-for-sale securities                (16,415)    (442,053)
Purchase of JRM minority interest                              --     (511,271)
Sales of available-for-sale securities                      2,858      607,281
Maturities of available-for-sale securities                12,323      121,884
Proceeds from asset disposals                               1,495       15,425
Other                                                         500       (6,085)
                                                        ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                     (38,398)    (268,065)
                                                        ---------    ---------

                                                                       CONTINUED

                                                             Six months Ended
                                                                 June 30,
                                                             2000        1999
                                                          ---------    ---------
                                                               (Unaudited)
                                                              (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                 $      (2)   $(283,527)
Increase in short-term borrowing                             24,858      534,176
Issuance of common stock                                          2        1,115
Issuance of subsidiary's stock                                   --        4,063
Dividends paid                                               (5,970)      (5,906)
Other                                                           786       (1,883)
                                                          ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    19,674      248,038
                                                          ---------    ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                         16        1,831
                                                          ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (76,892)    (132,674)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            162,734      265,309
                                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  85,842    $ 132,635
                                                          =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

   Interest (net of amount capitalized)                   $  21,280    $  35,303
   Income taxes - net                                     $   4,104    $  27,267
                                                          =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Deconsolidation of The Babcock & Wilcox Company debt      $   4,760    $      --
                                                          =========    =========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

     o Babcock & Wilcox Investment Company ("BWICO"), a Delaware subsidiary of MI;

     o BWX Technologies, Inc. ("BWXT"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries, and

     o The Babcock & Wilcox Company ("B&W"), an unconsolidated Delaware subsidiary of BWICO.

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos liability. To date, this filing has had no material effect on B&W's customers, suppliers, employees or retirees. B&W and its subsidiaries are committed to operating their businesses as normal, delivering products and services as usual and pursuing new contracts and growth opportunities. However, as of February 22, 2000, B&W's operations are subject to the jurisdiction of the Bankruptcy Court and, as a result, our access to cash flows of B&W and its subsidiaries is restricted.

Due to the bankruptcy filing, effective February 22, 2000, we no longer consolidate B&W's financial results in our consolidated financial statements, and our investment in B&W is presented on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based on the terms of the reorganization plan. See Note 8 for condensed consolidated income statement and balance sheet information of B&W.

We accrue estimated drydock costs for our marine fleet over the period of time between drydockings, which is generally 3 to 5 years. We accrue drydock costs in advance of the anticipated future drydocking, commonly known as the "accrue in advance" method. Actual drydock costs are charged against the liability when incurred and any differences between actual costs and accrued costs are recognized over the remaining months of the drydocking cycle.

NOTE 2 - ACQUISITION

During June 2000, we acquired, through our Babcock & Wilcox Volund ApS ("B&W Volund") subsidiary, various business units of the Ansaldo Volund Group, a group of companies owned by Finmeccanica S.p.A. of Italy. We acquired waste-to-energy, biomass, gasification and stoker-fired boiler businesses and projects, as well as the Esbjerg, Denmark engineering and manufacturing facility from the Ansaldo Volund Group. B&W Volund is not a subsidiary of B&W, and is therefore not a party to B&W's Chapter 11 bankruptcy filing.

We are using the purchase method of accounting for this acquisition. A full application of purchase accounting was not possible at June 30, 2000 due to the acquisition date. At June 30, 2000, we reported amounts expended to date of approximately $4,000,000 for this acquisition in other assets. We expect to finalize the purchase accounting for the acquisition by December 31, 2000.

NOTE 3 - INVENTORIES

Inventories are summarized below:

                                     June 30,  December 31,
                                       2000       1999
                                     --------  -----------
                                    (Unaudited)
                                        (In thousands)
Raw Materials and Supplies           $  5,942   $ 43,998
Work in Progress                        1,789      6,353
Finished Goods                          2,004      7,137
                                     --------   --------
                                     $  9,735   $ 57,488
                                     ========    ========


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

                                     June 30,  December 31,
                                       2000       1999
                                     --------  -----------
                                    (Unaudited)
                                        (In thousands)
Currency Translation Adjustments     $(32,729)   $(29,397)
Net Unrealized Loss on Investments     (8,968)     (9,729)
Minimum Pension Liability              (7,854)     (7,854)
                                     --------    --------
                                     $(49,551)   $(46,980)
                                     ========    ========

NOTE 5 - INVESTIGATIONS AND LITIGATION

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

In July 1999, a former JRM officer pled guilty to charges brought by the Department of Justice that he participated in an international bid-rigging conspiracy for the sale of marine construction services. In May 2000, another former JRM officer was indicted by the Department of Justice for participating in a bid rigging conspiracy for the sale of marine construction services in the Gulf of Mexico.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern

District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court dismissed the Statoil Litigation for lack of subject matter jurisdiction. In August 1999, Statoil appealed this dismissal to the Fifth Circuit Court of Appeal. The Fifth Circuit has set August 2000 for oral arguments on the Statoil appeal. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied.

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

B&W and Atlantic Richfield Company ("ARCO") are defendants in a lawsuit filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania. The suit involves approximately 300 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"). The plaintiffs in the Hall Litigation allege, among other things, that they suffered personal injury, property damage and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the district court set aside the $36,700,000 judgement and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters, which, following B&W's bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review. The plaintiffs' claims against B&W in the Hall Litigation have been automatically stayed as a result of the B&W bankruptcy filing. B&W has filed a complaint for declaratory and injunctive relief with the Bankruptcy Court seeking to stay the pursuit of the Hall Litigation against ARCO during the pendency of B&W's bankruptcy proceeding due to common insurance coverage and the risk to B&W of issue or claim preclusion.

In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8,000,000 for which it seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgement action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. We believe that all claims under the Hall Litigation will be resolved within the limits and coverage of our insurance policies; but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

In December 1999 and early 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. The four cases have been consolidated. On June 14, 2000 the plaintiffs filed an amended complaint, and on July 14, 2000, we filed a motion to dismiss all claims asserted in the original and amended complaints. We believe the substantive allegations contained in the complaints are without merit and intend to defend against these and any substantively similar claims vigorously.

In December 1998, JRM was in the process of installing a deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. As a result, Texaco has withheld payment to JRM of $23,000,000 due under the installation contract, and, in January 2000, JRM instituted an arbitration proceeding against Texaco seeking the amount owed. Texaco has countered with a lawsuit, claiming consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor. The court has dismissed Texaco's counterclaims for consequential damages but the dismissal is on appeal. Texaco has also filed a lawsuit against a number of other parties, claiming that they are responsible for the incident. It is our position that the installation contract between the parties prohibits Texaco's claims against JRM and JRM is entitled to the amount withheld.

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

See Note 8 regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

NOTE 6 - SEGMENT REPORTING

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

Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities. Included in the three months ended June 30, 2000 are charges of $21,600,000 to exit certain foreign joint ventures. The Power Generation Systems segment's operations are conducted primarily through B&W. Due to B&W's Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W's and its subsidiaries' results of operations in our consolidated financial statements. Through February 21, 2000, B&W's and its subsidiaries' results are reported as Power Generation Systems - B&W in the segment information that follows. See Note 8 for the consolidated results of B&W and its subsidiaries.

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

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, non-employee products liability asbestos claims provisions, contract and insurance claims provisions, legal expenses and gains (losses) on sales of corporate assets. Other reconciling items to income before provision for income taxes are interest income, interest expense, minority interest and other-net. We exclude the following assets from segment assets: insurance recoverables for products liability claims, goodwill, investments in debt securities, prepaid pension costs and our investment in B&W. We have allocated amortization of goodwill to the reportable segments for all periods presented. Segment assets decreased approximately $575,000,000, primarily in the Power Generation segment, as a result of the deconsolidation of B&W as described in Note 1.

Segment Information for the Three and Six Months Ended June 30, 2000 and 1999.


                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                      2000            1999             2000            1999
                                                   -----------    -----------    -----------    -----------
                                                                             (Unaudited)
                                                                           (In thousands)
REVENUES:

Marine Construction Services                       $   246,142    $   158,805    $   452,777    $   405,376
Government Operations                                  112,043         92,890        226,763        185,107
Industrial Operations                                  129,471        132,126        244,713        254,048
Power Generation Systems - B&W                              --        267,578        155,774        557,953
Power Generation Systems                                    64             --            146            159
Adjustments and Eliminations (1)                          (432)        (3,515)        (1,174)        (5,391)
                                                   -----------    -----------    -----------    -----------
   Total Revenues                                  $   487,288    $   647,884    $ 1,078,999    $ 1,397,252
                                                   ===========    ===========    ===========    ===========

(1)Segment revenues are net of the following intersegment transfers and other adjustments:

     Marine Construction Services Transfers        $       144    $       424    $       581    $     1,144
     Government Operations Transfers                       237            313            431            483
     Industrial Operations Transfers                        51             39            103            102
     Power Generation Systems - B&W Transfers               --          1,141             59          1,328
     Adjustments and Eliminations                           --          1,598             --          2,334
                                                   -----------    -----------    -----------    -----------
        Total                                      $       432    $     3,515    $     1,174    $     5,391
                                                   ===========    ===========    ===========    ===========

                                                         Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                          2000         1999         2000         1999
                                                        ---------    ---------    ---------    ---------
                                                                          (Unaudited)
                                                                       (In thousands)
OPERATING INCOME (LOSS):

Segment Operating Income (Loss):
     Marine Construction Services                       $  (2,001)   $  17,308    $  (7,788)   $  29,591
     Government Operations                                  8,506        9,910       23,479       30,392
     Industrial Operations                                  2,527        4,372        4,207        7,105
     Power Generation Systems - B&W                            --       16,571       12,502       50,277
     Power Generation Systems                                (144)        (200)        (364)        (597)
                                                        ---------    ---------    ---------    ---------
       Total Segment Operating Income                   $   8,888    $  47,961    $  32,036    $ 116,768
                                                        ---------    ---------    ---------    ---------

Gain (Loss) on Asset Disposals and Impairments - Net:

     Marine Construction Services                       $    (144)   $  (1,850)   $     941    $ (22,079)
     Government Operations                                    199           --          199           45
     Industrial Operations                                      3            1           10          (49)
     Power Generation Systems - B&W                            --           53          (33)       3,580
     Power Generation Systems                                  --          950           --          950
                                                        ---------    ---------    ---------    ---------
        Total Gain (Loss) on Asset Disposals and
           Impairments - Net                            $      58    $    (846)   $   1,117    $ (17,553)
                                                        ---------    ---------    ---------    ---------

Income (Loss) from Investees:

     Marine Construction Services                       $   4,539    $  (1,089)   $ (3,007)    $   2,246
     Government Operations                                  1,927          639        3,279        2,903
     Industrial Operations                                     47         (392)          71         (901)
     Power Generation Systems - B&W                            --        1,722          812        1,903
     Power Generation Systems                             (20,564)      (1,234)     (21,429)     (12,403)
                                                        ---------    ---------    ---------    ---------
        Total Loss from Investees                       $ (14,051)   $    (354)    $(20,274)   $  (6,252)
                                                        ---------    ---------    ---------    ---------
SEGMENT INCOME (LOSS):

     Marine Construction Services                       $   2,394    $  14,369    $ (9,854)    $   9,758
     Government Operations                                 10,632       10,549       26,957       33,340
     Industrial Operations                                  2,577        3,981        4,288        6,155
     Power Generation Systems - B&W                            --       18,346       13,281       55,760
     Power Generation Systems                             (20,708)        (484)     (21,793)     (12,050)
                                                        ---------    ---------    ---------    ---------
        Total Segment Income (Loss)                     $  (5,105)   $  46,761    $  12,879    $  92,963
                                                        ---------    ---------    ---------    ---------

Other Unallocated Items                                     7,438       (1,995)       1,816      (51,771)
General Corporate Expenses - Net                           (8,548)     (10,512)     (11,920)     (19,897)
                                                        ---------    ---------    ---------    ---------

   Total Operating Income (Loss)                        $  (6,215)   $  34,254    $   2,775    $  21,295
                                                        =========    =========    =========    =========

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                      June 30,
                                               2000              1999          2000           1999
                                            ------------    ------------   ------------    ------------
                                                                     (Unaudited)
                                                (In thousands, except shares and per share amounts)

Basic:

Income (loss) before extraordinary item     $    (10,047)   $     20,043   $     (2,180)   $      3,341)
Extraordinary item                                    --              --             --         (38,719)
                                            ------------    ------------   ------------    ------------
Net income (loss)                           $    (10,047)   $     20,043   $     (2,180)   $    (42,060)
                                            ============    ============   ============    ============
Weighted average common shares                59,667,689      58,942,070     59,532,010      58,857,561
                                            ============    ============   ============    ============

Basic earnings (loss) per common share:

Income (loss) before extraordinary item     $      (0.17)   $       0.34   $      (0.04)   $      (0.06)
Extraordinary item                                    --              --             --           (0.65)
                                            ------------    ------------   ------------    ------------
Net income (loss)                           $      (0.17)   $       0.34   $      (0.04)   $      (0.71)
                                            ============    ============   ============    ============

Diluted:

Income (loss) before extraordinary item     $    (10,047)   $     20,043   $     (2,180)   $     (3,341)
Extraordinary item                                    --              --             --         (38,719)
                                            ------------    ------------   ------------    ------------
Net income (loss) for diluted computation   $    (10,047)   $     20,043   $     (2,180)   $    (42,060)
                                            ============    ============   ============    ============

Weighted average common shares (basic)        59,667,689      58,942,070     59,532,010      58,857,561
Effect of dilutive securities:
   Stock-based compensation arrangements              --         992,818             --              --
                                            ------------    ------------   ------------    ------------
Adjusted weighted average common
   shares and assumed conversions             59,667,689      59,934,888     59,532,010      58,857,561
                                            ============    ============   ============    ============

Diluted earnings (loss) per common share:

Income (loss) before extraordinary item     $      (0.17)   $       0.33   $      (0.04)   $      (0.06)
Extraordinary item                                    --              --             --           (0.65)
                                            ------------    ------------   ------------    ------------
Net income (loss)                           $      (0.17)   $       0.33   $      (0.04)   $      (0.71)
                                            ============    ============   ============    ============

NOTE 8 - THE BABCOCK & WILCOX COMPANY

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

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve all pending and future asbestos products liability claims against them. As a result of the filing, the Bankruptcy Court issued a temporary restraining order which has been converted to a preliminary injunction prohibiting asbestos products liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII. The preliminary injunction will run through October 17, 2000, at which time a further extension will be considered by the Bankruptcy Court.

Prior to its bankruptcy filing, B&W and its subsidiaries had engaged in a strategy of negotiating and settling asbestos products liability claims brought against them and billing the settled amounts to insurers for reimbursement. The average amount per settled claim over the last three calendar years was approximately $7,900. Reimbursed amounts are subject to varying insurance limits based upon the year of coverage, insurer solvency and collection delays (due primarily to agreed payment schedules with specific insurers delaying reimbursement for three months or more). No claims have been paid since the bankruptcy filing. Claims paid during the six-month period ended June 30, 2000, prior to the bankruptcy filing, were $23,640,000 of which $20,121,000 has been recovered or is due from insurers. At June 30, 2000, receivables of $51,678,000 were due from insurers for reimbursement of settled claims. To date, the bankruptcy filing has not negatively affected B&W's ability to recover amounts due from insurers for settled claims as they become due and payable and B&W does not expect it to in the future.

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

The Chapter 11 proceeding is in its early stages. While the Bankruptcy Court has approved B&W's debtor-in-possession financing and the assumption of all pre-filing contracts presented for approval, there are a number of other issues and matters to be resolved. B&W has not yet filed a plan of reorganization and the Bankruptcy Court has not set a bar date for asserting claims. Remaining issues and matters to be resolved include, but are not limited to, B&W's ultimate asbestos liability, the formation of a trust to satisfy such liability and the funding of such a trust. The timing and ultimate outcome of the Chapter 11 proceeding is uncertain. Any changes in the estimate of B&W's non-employee asbestos products liability and insurance recoverables, and differences between the proportion of such liabilities covered by insurance and that experienced in the past, could result in material adjustments to the B&W financial statements and could negatively impact our ability to realize our net investment in B&W.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into a $300,000,000 debtor-in-possession revolving credit and letter of credit facility with Citibank, N.A. and Salomon Smith Barney Inc. (the "DIP Credit Facility") with a three-year term. The Bankruptcy Court approved the full amount of this facility, giving all amounts owed under the facility a super-priority administrative expense status in bankruptcy. B&W's and its filing subsidiaries' obligations under the facility are (1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.'s assets.

Additionally, B&W and substantially all of its domestic subsidiaries executed a pledge and security agreement pursuant to which they have granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or refinancing of MI's public debt. The DIP Credit Facility generally provides for borrowings by B&W and its filing subsidiaries for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100,000,000 in the aggregate. The DIP Credit Facility imposes certain financial and non-financial covenants on B&W and its subsidiaries. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172,000,000 (the "Pre-existing LCs"). Each of MII, MI and BWICO have agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which it already has exposure and for the associated letter of credit fees paid under the facility. As of June 30, 2000, approximately $58,183,000 in letters of credit have been issued under the DIP Credit Facility of which approximately $48,215,000 were to replace or backstop Pre-existing LCs.

Financial Results and Reorganization Items

The B&W condensed consolidated financial statements set forth below have been prepared in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization. Liabilities subject to compromise include prepetition unsecured claims, which may be settled at amounts which differ from those recorded in the B&W condensed consolidated financial statements.

                          THE BABCOCK & WILCOX COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                              Three Months Ended       Six Months Ended
                                                    June 30,                 June 30,
                                              2000         1999        2000         1999
                                            ---------    ---------    ---------    ---------
                                                                (Unaudited)
                                                              (In thousands)
Revenues                                    $ 298,246    $ 266,040    $ 570,813    $ 555,858
                                            ---------    ---------    ---------    ---------
Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)            283,887      230,941      517,412      503,181
  Depreciation and amortization                 4,018        4,539        8,168       11,269
  Selling, general and administrative
    expenses                                   15,086       18,382       33,273       35,220
  Reorganization charges                        4,043           --        7,965           --
                                            ---------    ---------    ---------    ---------
                                              307,034      253,862      566,818      549,670
                                            ---------    ---------    ---------    ---------
Gain (Loss) on Asset Disposals                  1,319         (666)       1,309        1,869
                                            ---------    ---------    ---------    ---------
Operating Income (Loss) before Income
  from Investees                               (7,469)      11,512        5,304        8,057

Income from Investees                           1,264        1,722        2,697        1,903
                                            ---------    ---------    ---------    ---------

Operating Income (Loss)                        (6,205)      13,234        8,001        9,960
                                            ---------    ---------    ---------    ---------
Other Income:
  Interest income                               1,829        1,721        2,792       10,758
  Interest expense                             (1,216)        (177)      (1,390)        (665)
  Other-net                                    (1,234)         131           36      (50,839)
                                            ---------    ---------    ---------    ---------
                                                 (621)       1,675        1,438      (40,746)
                                            ---------    ---------    ---------    ---------
Income (Loss) before Provision for
  (Benefit from) Income Taxes                  (6,826)      14,909        9,439      (30,786)

Provision for (Benefit from) Income Taxes      (3,445)       6,444        3,185       (5,329)
                                            ---------    ---------    ---------    ---------
Net Income (Loss)                           $  (3,381)   $   8,465    $   6,254    $ (25,457)
                                            =========    =========    =========    =========

                          THE BABCOCK & WILCOX COMPANY
                                  BALANCE SHEET

                                                                   June 30, 2000
                                                                    (Unaudited)
                                                                  (In thousands)
  Assets:
    Current Assets                                                 $   521,811
    Property, Plant and Equipment                                       82,743
    Products Liabilities Recoverable                                 1,153,761
    Goodwill                                                            77,329
    Prepaid Pension Costs                                               19,613
    Other Assets                                                       101,304
                                                                   -----------
  Total Assets                                                     $ 1,956,561
                                                                   ===========

  Liabilities:
    Current Liabilities                                            $   287,538
    Liabilities Subject to Compromise                                1,489,459(A)
  Stockholder's Equity:
    Common Stock                                                         1,001
    Capital in Excess of Par Value                                     128,633
    Retained Earnings                                                   71,386
    Accumulated Other Comprehensive Loss                               (21,456)
                                                                   -----------
    Total Liabilities and Stockholder's Equity                     $ 1,956,561
                                                                   ===========

(A)  Liabilities subject to compromise consist of the following:
        Accounts payable                                           $    11,416
        Provision for warranty                                          24,777
        Other current liabilities                                       35,672
        Environmental and products liabilities                       1,307,725
        Accumulated postretirement benefit
          obligation                                                    89,132
        Other long-term liabilities                                     20,737
                                                                   -----------
                                                                   $ 1,489,459
                                                                   ===========


B&W and its subsidiaries routinely engage in intercompany transactions with other entities within the McDermott group of companies in the ordinary course of business. These transactions include services received by B&W and its subsidiaries from MII and MI under a support services agreement. These services include the following: accounting, treasury, tax administration, and other financial services; human relations; public relations; corporate secretarial; and corporate officer services. In addition, B&W is responsible for its share of federal income taxes included in MI's federal tax return under a tax-sharing arrangement. As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the "Pre-Petition Inter-company Payables") and other creditors during the pendency of the bankruptcy case, without the Bankruptcy Court's approval. Moreover, no assurances can be given that any of the Pre-Petition Inter-company Payables will be paid or otherwise satisfied in connection with the confirmation of a B&W plan of reorganization. As of February 21, 2000, the day prior to the bankruptcy filing, B&W and its filing subsidiaries had Pre-Petition Inter-company Payables of approximately $51,350,000 and pre-petition inter-company receivables from other entities within the McDermott group of companies (other than subsidiaries of B&W) of approximately $58,143,000. In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. In addition to this indemnity, these two surety companies requested and, in June 2000, obtained from the Bankruptcy Court, subject to DIP Credit Agreement and certain professional fees, super-priority administrative expense status in bankruptcy for their claims against B&W and its filing subsidiaries resulting from their exposure under any bond issued post-bankruptcy filing for B&W's and its subsidiaries' businesses. At June 30, 2000, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $151,500,000 of which approximately $12,000,000 relates to bonds issued after February 21, 2000.

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $166,234,000, as of February 21, 2000, increased to $180,866,000 due to post-bankruptcy filing adjustments to the net assets of B&W and is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization.

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries' operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of B&W to continue as a going concern is dependent upon its ability to settle its ultimate asbestos products liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W condensed consolidated financial information set forth above has been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment.

Following are our condensed Pro Forma consolidated Statements of Income (Loss) and Balance Sheet data, assuming the deconsolidation of B&W for all periods presented.

Assumes deconsolidation as of the beginning of the period presented:

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                           2000         1999        2000        1999
                                                        ---------    ---------   ---------    ---------
                                                                           (Unaudited)
                                                                         (In thousands)

         Revenues                                       $ 487,288    $ 381,844   $ 923,284    $ 841,394
         Operating Income (Loss)                        $  (6,215)   $  21,020   $  (5,176)   $  11,335
         Income (Loss) before Provision for
                    (Benefit from) Income Taxes         $  (4,108)   $  17,698   $  (2,218)   $  18,683
         Net Income (Loss)                              $ (10,047)   $  11,578   $  (7,685)   $ (16,603)

         Earnings (Loss) per Common Share:
                    Basic                               $   (0.17)   $    0.20   $   (0.13)   $   (0.28)
                    Diluted                             $   (0.17)   $    0.19   $   (0.13)   $   (0.28)

Assumes deconsolidation as of the balance sheet date:

                                                          December 31,
                                                            1999
                                                        --------------
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

NOTE 9 - MODIFICATION OF FINANCIAL ARRANGEMENTS

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

NOTE 10 - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require us to recognize all derivatives on our consolidated balance sheet at their fair values. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which adds to the guidance related to accounting for derivative instruments and hedging activities. We have not yet determined the effect SFAS No. 133, as amended by SFAS No. 138, will have on our consolidated financial position or results of operations.

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

     o estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceeding involving B&W and certain of its subsidiaries;

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

Effective February 22, 2000 and until B&W and its filing subsidiaries emerge from the Chapter 11 reorganization proceeding and the subsequent accounting is determined, we no longer consolidate B&W's and its subsidiaries' results of operations in our consolidated financial statements and our investment in B&W is presented on the cost method. Through February 21, 2000, B&W's and its subsidiaries' results are included in our segment results under Power Generation Systems - B&W (see Note 6 to the consolidated financial statements.) B&W and its consolidated subsidiaries pre-bankruptcy filing revenues of $155,774,000 and operating income of $7,951,000 are included in our consolidated financial results for the six-month period ended June 30, 2000.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

Marine Construction Services

Revenues increased $87,337,000 to $246,142,000 due to higher volume in offshore activities in the Far East relating to the West Natuna project and in North American fabrication activities. These increases were partially offset by lower volume in North American offshore and Eastern Hemisphere fabrication activities.

Segment operating income decreased $19,309,000 from income of $17,308,000 to a loss of $2,001,000, primarily due to lower volume and margins in North American offshore and Eastern Hemisphere fabrication activities.. There were also lower margins in our Mexican ship repair business and in our engineering activities. In addition, there was the amortization of the goodwill associated with our purchase of the minority interest in JRM. These decreases were partially offset by higher volume in Eastern Hemisphere offshore activities.

Loss on asset disposals and impairments-net decreased from $1,850,000 to $144,000. The loss in the prior period was due to impairment losses on oil and gas investments and a write-off of goodwill associated with a Mexican shipyard.

Income (loss) from investees increased $5,628,000 from a loss of $1,089,000 to income of $4,539,000, primarily due to a revision of withholding taxes associated with a Mexican joint venture and improvement in our European joint venture over the prior period. In addition, there were lower operating results from our Gulf of Mexico joint ventures in the prior period.

Government Operations

Revenues increased $19,153,000 to $112,043,000, primarily due to higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government.

Segment operating income decreased $1,404,000 to $8,506,000, primarily due to lower margins from management and operation contracts for U.S. Government-owned facilities and commercial nuclear environmental services. These decreases were partially offset by higher volume from nuclear fuel assemblies and reactor components for the U. S. Government and lower sales and marketing expenses.

Income from investees increased $1,288,000 to $1,927,000, primarily due to higher operating results from a joint venture in Idaho.

Industrial Operations

Revenues decreased $2,655,000 to $129,471,000, primarily due to lower volumes from engineering activities in Canadian operations and air-cooled heat exchangers. These decreases were partially offset by higher volumes from plant maintenance activities in Canadian operations.

Segment operating income decreased $1,845,000 to $2,527,000, primarily due to lower sales volumes and margins from engineering activities in Canadian operations and air-cooled heat exchangers. These decreases were partially offset by higher volumes from plant maintenance activities in Canadian activities and lower general and administrative expenses.

Power Generation Systems

Loss from investees increased $19,330,000 to $20,564,000, primarily due to charges of $21,600,000, including approximately $12,000,000 related to financial guarantees, to exit certain foreign joint ventures.

Other Unallocated Items

Other unallocated items improved $9,433,000 from expense of $1,995,000 to income of $7,438,000, primarily due to lower employee benefit, general and administrative and research and development expenses.

General Corporate Expenses - Net

General corporate expenses decreased $1,964,000 primarily due to the deconsolidation of B&W.

Other Income Statement Items

Interest income decreased $8,149,000 to $6,893,000, primarily due to a decrease in investments.

Interest expense decreased $1,161,000 to $10,978,000, primarily due to changes in debt obligations and prevailing interest rates.

We no longer have minority interest, primarily due to the acquisition of the minority interest in JRM in the prior year.

Other-net improved $6,513,000 from expense of $321,000 to income of $6,192,000. This improvement was primarily due to income attributable to over funded pension plans from discontinued operations and foreign currency transaction gains in the current period compared to foreign currency transaction losses in the prior period.

The provision for income taxes decreased $6,625,000 to $5,939,000, while income before provision for income taxes and extraordinary item decreased $36,715,000 from income of $32,607,000 to a loss of $4,108,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of a decrease in income during the current period. The provision for the three months ended June 30, 2000, reflects non-deductible amortization of goodwill of $4,502,000 created by the premium we paid on the acquisition of minority interest in JRM. The loss before provision for income taxes for the three months ended June 30, 2000 includes charges of $21,600,000 to exit certain foreign joint ventures which have no associated tax benefits. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

Marine Construction Services

Revenues increased $47,401,000 to $452,777,000 due to higher volume in offshore activities in the Far East relating to the West Natuna project. This increase was partially offset by lower volumes in essentially all geographic areas.

Segment operating income decreased $37,379,000 from income of $29,591,000 to a loss of $7,788,000, primarily due to lower volume and margins in North American activities including our Mexican ship repair business and lower margins in the Eastern Hemisphere. There was also the amortization of the goodwill associated with our purchase of the minority interest in JRM. These decreases were partially offset by higher margins in engineering activities and potential litigation settlements recorded in the prior period.

Gain (loss) on asset disposals and impairments-net increased $23,020,000 from a loss of $22,079,000 to income of $941,000. The loss in the prior period was due to impairment losses on fabrication facilities and fabrication and marine equipment. There was also a write-off of goodwill associated with worldwide engineering and a Mexican shipyard.

Income (loss) from investees decreased $5,253,000 from income of $2,246,000 to a loss of $3,007,000, primarily due to lower operating results from our Mexican joint venture (partially offset by a benefit recognized on revisions of withholding taxes) and higher operating results from our Far East joint venture in the prior period. These lower operating results were partially offset by lower operating results from a Gulf of Mexico joint venture in the prior period.

Government Operations

Revenues increased $41,656,000 to $226,763,000, primarily due to higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government and from management and operation contracts for U. S. Government-owned facilities.

Segment operating income decreased $6,913,000 to $23,479,000, primarily due to a settlement relating to environmental restoration costs recorded in the prior period. There were also lower margins from management and operation contracts for U.S. Government-owned facilities. These decreases were partially offset by higher volume from nuclear fuel assemblies and reactor components for the U. S. Government.

Industrial Operations

Revenues decreased $9,335,000 to $244,713,000, primarily due to lower volumes from engineering activities in Canadian operations and air-cooled heat exchangers. These decreases were partially offset by higher volumes from plant maintenance activities in Canadian operations.

Segment operating income decreased $2,898,000 to $4,207,000, primarily due to lower sales volumes and margins from engineering activities in Canadian operations and air-cooled heat exchangers. These decreases were partially offset by higher volumes and margins from plant maintenance activities in Canadian operations and lower general and administrative expenses.

Power Generation Systems

Loss from investees increased $9,026,000 to $21,429,000, primarily due to charges of $21,600,000, including approximately $12,000,000 related to financial guarantees, to exit certain foreign joint ventures. The loss in the prior period was primarily due to the write-off of notes and accounts receivable from a foreign joint venture in Turkey.

Other Unallocated Items

Other unallocated items improved $53,587,000 from expense of $51,771,000 to income of $1,816,000, primarily due to provisions for estimated future non-employee products liability asbestos claims and reserves for potential litigation settlements recorded in the prior period and lower general and administrative expenses. These improvements were partially offset by the initial reorganization expenses incurred by MII associated with the B&W Chapter 11 filing.

Other Income Statement Items

Interest income decreased $20,302,000 to $14,038,000, primarily due to a decrease in investments. Interest expense decreased $6,463,000 to $19,801,000, primarily due to changes in debt obligations and prevailing interest rates.

We no longer have minority interest, primarily due to the acquisition of the minority interest in JRM in the prior year.

Other-net improved $62,636,000 from expense of $52,572,000 to income of $10,064,000. This improvement was primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims and a net loss on the settlement and curtailment of postretirement benefit plans recorded in the prior period. In addition, there were foreign currency transaction gains in the current period compared to foreign currency transaction losses in the prior period and income attributable to over funded pension plans from discontinued operations.

The provision for income taxes increased $18,018,000 from a benefit of $8,762,000 to a provision of $9,256,000, while income before provision for income taxes and extraordinary item increased $19,179,000 from a loss of $12,103,000 to income of $7,076,000. The change in the relationship of pretax income to the provision for income taxes was primarily the result of (1) an increase in income, (2) a decrease in our tax expense of $7,851,000 in the prior period due to the change in our valuation allowance for deferred tax assets and
(3) $9,062,000 we recorded in the prior period as a result of favorable tax settlements of disputed items in foreign jurisdictions. The provision for the six months ended June 30, 2000 reflects non-deductible amortization of goodwill of $9,004,000 created by the premium we paid on the acquisition of the minority interest in JRM and a benefit of $5,500,000 from a favorable tax settlement in a foreign jurisdiction. Income taxes in the six months ended June 30, 2000 also include a provision of $3,800,000 for B&W for the pre-filing period. The loss before provision for income taxes for the six months ended June 30, 2000 includes charges of $21,600,000 to exit certain joint ventures which have no associated tax benefit. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

Backlog

                                 6/30/00     12/31/99
                               ----------   ----------
                               (Unaudited)
                                     (In thousands)
Marine Construction Services   $  311,527   $  514,822
Government Operations             981,054    1,151,960
Industrial Operations             357,289      415,820
Power Generation Systems               --    1,202,695
                               ----------   ----------
   TOTAL BACKLOG               $1,649,870   $3,285,297
                               ==========   ==========


Due to the deconsolidation of B&W (see Note 8 to the condensed consolidated financial statements), backlog from Power Generation Systems totaling $1,105,549,000 is no longer included in our consolidated total at June 30, 2000.

In general, all of McDermott's business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

Backlog for the Marine Construction Services segment decreased primarily because of delays in awards of new offshore construction programs.

At June 30, 2000, Government Operations' backlog with the U. S. Government was $867,816,000 (of which $16,465,000 had not been funded). This segment's backlog is not expected to experience significant growth as a result of reductions in defense budgets. However, management expects this segment's backlog to remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Government.


Liquidity and Capital Resources

During the six months ended June 30, 2000, our cash and cash equivalents decreased $76,892,000 to $85,842,000 and total debt increased $20,119,000 to $429,632,000, primarily due to an increase in short-term borrowings of $24,858,000. During this period, we received cash of $15,181,000 from sales and maturities of investments and $1,495,000 from the sale of assets. We used cash of $58,184,000 in operating activities, $35,013,000 for additions to property, plant and equipment, $16,415,000 for the purchase of investments, $5,970,000 for dividends on MII's common stock and $4,146,000 for B&W Volund's acquisition of certain business units of the Ansaldo Volund Group.

Expenditures for property, plant and equipment decreased $18,233,000 to $35,013,000. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

At June 30, 2000 and December 31, 1999, we had available various uncommitted short-term lines of credit from banks totaling $26,424,000 and $72,766,000, respectively. At June 30, 2000 and December 31, 1999, borrowings against these lines of credit were $836,000 and $4,148,000, respectively.

On February 21, 2000, B&W and certain of its subsidiaries entered into their $300,000,000 debtor-in-possession revolving credit and letter of credit facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. See Note 8 to the condensed consolidated financial statements.

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

The MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 to the borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 to reimburse issuers for drawings under certain outstanding letters of credit totaling $48,975,000 issued for the benefit of B&W and its subsidiaries and to issue new letters of credit for the account of MII to renew or extend any of those outstanding letters of credit on their scheduled expiration dates. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $200,000,000. This facility is secured by a collateral account funded with various U.S. government securities with a marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings then outstanding. Borrowings against this facility at June 30, 2000 were $30,000,000. As of August 10, 2000, we have borrowed an additional $20,000,000 against this facility.

The JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 to reimburse issuers for drawings under JRM's outstanding letters of credit and to issue new letters of credit to renew or extend any of those outstanding letters of credit on their scheduled expiration dates. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200,000,000. The facility is subject to certain financial and non-financial covenants. Borrowings against this facility at June 30, 2000 were $20,000,000.

At June 30, 2000, we had total cash, cash equivalents and investments of $463,869,000. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of our investments at June 30, 2000 was $378,027,000. As of June 30, 2000, we had pledged approximately $43,456,000 fair value of these obligations to secure a letter of credit in connection with certain reinsurance agreements and $54,679,000 fair value of these obligations to secure borrowings of $55,434,000 that are incurred under repurchase agreements. In addition, approximately $201,749,000 fair value of these obligations secured the MII Credit Facility.

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

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 2000, substantially all the net assets of MI were subject to those restrictions. At June 30, 2000, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $72,000,000.

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

At June 30, 2000, we had a valuation allowance for deferred tax assets of $18,326,000, which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that our remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of our deferred tax assets include the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in the tax planning strategies we have identified. We have considered these factors in determining our valuation allowance. We will continue to assess the adequacy of our valuation allowance on a quarterly basis.

Our quarterly dividend on our common stock was $0.05 per share. At the recommendation of management, on August 1, 2000, MII's Board of Directors voted to eliminate the quarterly common stock dividend with the intention of conserving cash for future corporate and operational uses.

We have evaluated and expect to continue evaluating possible strategic acquisitions, some of which may be material. At any given time we may be engaged in discussions or negotiations or enter into agreements relating to potential acquisition transactions.

Working capital decreased $217,376,000 from $166,402,000 at December 31, 1999 to a deficit of $50,974,000 at June 30, 2000. During the remainder of 2000, we expect to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents, and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact our liquidity or capital resources.

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

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $180,866,000 as of June 30, 2000 is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 8 to the condensed consolidated financial statements for B&W's financial information at June 30, 2000.

In the three months ending June 30, 2000:

          B&W's revenues increased $32,206,000 to $298,246,000, primarily due to higher volumes from the fabrication and erection of fossil fuel steam and environmental control systems. This increase was partially offset by lower volumes from fabrication, repair and retrofit of existing facilities, private power systems, replacement nuclear steam generators and industrial boilers;

          B&W's operating income (loss) decreased $19,439,000 from income of $13,234,000 to a loss of $6,205,000, primarily due to write-downs and adjustments to substantially completed original equipment contracts still under warranty or in dispute resolution with various customers - primarily international and lower volumes and margins from the fabrication, repair and retrofit of existing facilities, industrial boilers and replacement nuclear steam generators. In addition, there were lower margins from private power systems. Selling, general and administrative expenses were lower due to revisions in the amount billed from MI.

          Interest income increased $108,000 to $1,829,000, primarily due to an increase in investments;

          Other-net decreased $1,365,000 from income of $131,000 to expense of $1,234,000, primarily due to employee benefit expenses.

In the six months ending June 30, 2000:

          B&W's revenues increased $14,955,000 to $570,813,000, primarily due to higher volumes from the fabrication and erection of fossil fuel steam and environmental control systems. This increase was partially offset by lower volumes from fabrication, repair and retrofit of existing facilities, industrial boilers, replacement nuclear steam generators, boiler cleaning equipment and private power systems;

          B&W's operating income decreased $1,959,000 to $8,001,000, primarily due to lower volumes and margins from the fabrication, repair and retrofit of existing facilities, industrial boilers, replacement nuclear steam generators, private power systems and boiler cleaning equipment. In addition, there were write-downs and adjustments to substantially completed original equipment contracts still under warranty or in dispute resolution with various customers - primarily international, higher employee benefit expenses and reorganization expenses associated with the Chapter 11 filing. These decreases were partially offset by provisions for estimated future non-employee products liability asbestos claims in the prior period. In addition, there were lower general and administrative expenses;

          Interest income decreased $7,966,000 to $2,792,000, primarily due to interest income on domestic tax refunds in the prior period;

          Other-net improved $50,875,000 from expense of $50,839,000 to income of $36,000, primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims in the prior period.

B&W's backlog at June 30, 2000 and December 31, 1999 was $1,105,549,000 and $1,202,949,000, respectively.

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into a $300,000,000 debtor-in-possession revolving credit and letter of credit facility with Citibank, N.A. and Salomon Smith Barney Inc. with a three-year term. We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries' operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of B&W to continue as a going concern is dependent upon its ability to settle its ultimate asbestos products liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment. See Note 8 to the condensed consolidated financial statements for more information about B&W's Chapter 11 bankruptcy proceeding.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require us to recognize all derivatives on our consolidated balance sheet at their fair values. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which adds to the guidance related to accounting for derivative instruments and hedging activities. We have not yet determined the effect SFAS No. 133, as amended by SFAS No. 138, will have on our consolidated financial position or results of operations.

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

In July 1999, a former JRM officer pled guilty to charges brought by the Department of Justice that he participated in an international bid-rigging conspiracy for the sale of marine construction services. In May 2000, another former JRM officer was indicted by the Department of Justice for participating in a bid rigging conspiracy for the sale of marine construction services in the Gulf of Mexico.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court dismissed the Statoil Litigation for lack of subject matter jurisdiction. In August 1999, Statoil appealed this dismissal to the Fifth Circuit Court of Appeal. The Fifth Circuit has set August 2000 for oral arguments on the Statoil appeal. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied.

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

B&W and Atlantic Richfield Company ("ARCO") are defendants in a lawsuit filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania. The suit involves approximately 300 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"). The plaintiffs in the Hall Litigation allege, among other things, that they suffered personal injury, property damage and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the district court set aside the $36,700,000 judgement and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters, which, following B&W's bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review. The plaintiffs' claims against B&W in the Hall Litigation have been automatically stayed as a result of the B&W bankruptcy filing. B&W has filed a complaint for declaratory and injunctive relief with the Bankruptcy Court seeking to stay the pursuit of the Hall Litigation against ARCO during the pendency of B&W's bankruptcy proceeding due to common insurance coverage and the risk to B&W of issue or claim preclusion.

In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8,000,000 for which it seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgement action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. We believe that all claims under the Hall Litigation will be resolved within the limits and coverage of our insurance policies; but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

In December 1999 and early 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. The four cases have been consolidated. On June 14, 2000 the plaintiffs filed an amended complaint, and on July 14, 2000, we filed a motion to dismiss all claims asserted in the original and amended complaints. We believe the substantive allegations contained in the complaints are without merit and intend to defend against these and any substantively similar claims vigorously.

In December 1998, JRM was in the process of installing a deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. As a result, Texaco has withheld payment to JRM of $23,000,000 due under the installation contract, and, in January 2000, JRM instituted an arbitration proceeding against Texaco seeking the amount owed. Texaco has countered with a lawsuit, claiming consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor. The court has dismissed Texaco's counterclaims for consequential damages but the dismissal is on appeal. Texaco has also filed a lawsuit against a number of other parties, claiming that they are responsible for the incident. It is our position that the installation contract between the parties prohibits Texaco's claims against JRM and JRM is entitled to the amount withheld.

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

See Note 8 regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings recently commenced by B&W and certain of its subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on May 2, 2000, we submitted the following matters to our shareholders with voting as follows:

          (a) The election of three directors:

              Class III - For a three-year term

                        Nominee            Votes For       Votes Withheld
                        -------            ----------      --------------
                   Robert L. Howard        53,102,578         689,099
                   Roger E. Tetrault       53,090,487         701,190
                   John N. Turner          53,094,103         697,574

               Joe B. Foster, Philip J. Burguieres, Bruce DeMars, John W. Johnstone, Jr., Kathryn D. Sullivan and Richard E. Woolbert also continued as directors immediately after the meeting.


          (b) A proposal to retain PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2000:

                                           Votes For       Votes Against
                                           ----------      -------------
                                           53,341,181        126,595

On August 1, 2000, Roger E. Tetrault retired as MII's Chairman of the Board and Chief Executive Officer and Bruce W. Wilkinson was elected by MII's Board of Directors to replace him.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 3.2 - Amended and Restated By-Laws of McDermott International, Inc.

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  McDERMOTT INTERNATIONAL, INC.


                                                  /s/ Daniel R. Gaubert
                                                  ------------------------------
                                            By:   Daniel R. Gaubert
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer and
                                                  Duly Authorized
                                                  Representative)

August 11, 2000

                                  EXHIBIT INDEX


Exhibit             Description
-------             -----------
  3.2    Amended and Restated By-laws of McDermott International, Inc.

  27     Financial Data Schedule