Form 10-Q
period 2000-09-30
MCDERMOTT INTERNATIONAL INC
filed 2000-11-13
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                          McDERMOTT INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         REPUBLIC OF PANAMA                        72-0593134
  -------------------------------       ------------------------------------
  (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)


     1450 Poydras Street, New Orleans, Louisiana            70112-6050
  --------------------------------------------------------------------------
     (Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code (504) 587-5400
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]                        No [ ]

The number of shares outstanding of the Company's Common Stock at October 30, 2000 was 60,454,350.

                          McDERMOTT INTERNATIONAL, INC.

                                INDEX - FORM 10-Q

                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

     Item 1 -   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999                                                    4

         Condensed Consolidated Statements of Income (Loss)
           Three and Nine Months Ended September 30, 2000 and 1999                                     6

         Condensed Consolidated Statements of Comprehensive Income (Loss)
           Three and Nine Months Ended September 30, 2000 and 1999                                     7

         Condensed Consolidated Statements of Cash Flows
           Nine months Ended September 30, 2000 and 1999                                               8

         Notes to Condensed Consolidated Financial Statements                                         10


     Item 2 -   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                         28


PART II - OTHER INFORMATION

     Item 1 -   Legal Proceedings                                                                     44

     Item 6 -   Exhibits and Reports on Form 8-K                                                      48


SIGNATURES                                                                                            49

Exhibit 27 -    Financial Data Schedule

                                     PART I

                          McDERMOTT INTERNATIONAL, INC.




                              FINANCIAL INFORMATION







Item 1.  Condensed Consolidated Financial Statements

                          McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                     September 30,    December 31,
                                                                         2000             1999
                                                                     -------------   -------------
                                                                      (Unaudited)
                                                                            (In thousands)
Current Assets:
   Cash and cash equivalents                                         $     111,142   $     162,734
   Investments                                                              34,936         111,104
   Accounts receivable - trade, net                                        201,309         429,573
   Accounts receivable - unconsolidated affiliates                          14,701          21,406
   Accounts receivable - other                                              35,529         167,291
   Environmental and products liabilities recoverable - current              1,281         232,618
   Contracts in progress                                                    86,621         159,369
   Inventories                                                              11,397          57,488
   Deferred income taxes                                                    45,660          93,629
   Other current assets                                                     37,741          33,596
                                                                     -------------   -------------

   Total Current Assets                                                    580,317       1,468,808
                                                                     -------------   -------------

Property, Plant and Equipment                                            1,241,609       1,439,496
   Less accumulated depreciation                                           877,584       1,001,699
                                                                     -------------   -------------

   Net Property, Plant and Equipment                                       364,025         437,797
                                                                     -------------   -------------

Investments:
   Government obligations                                                  273,057         159,005
   Other investments                                                        59,191         105,704
                                                                     -------------   -------------

   Total Investments                                                       332,248         264,709
                                                                     -------------   -------------

Products Liabilities Recoverable                                                --         942,982
                                                                     -------------   -------------

Goodwill less Accumulated Amortization of $45,454,000
   at September 30, 2000 and $118,878,000 at December 31, 1999             350,694         444,220
                                                                     -------------   -------------

Prepaid Pension Costs                                                      130,546         111,114
                                                                     -------------   -------------

Investment in The Babcock & Wilcox Company                                 180,866              --
                                                                     -------------   -------------

Other Assets                                                                89,798         205,261
                                                                     -------------   -------------

   TOTAL                                                             $   2,028,494   $   3,874,891
                                                                     =============   =============


See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30,        December 31,
                                                                      2000                 1999
                                                                  -------------       -------------
                                                                   (Unaudited)
                                                                           (In thousands)
Current Liabilities:
   Notes payable and current maturities of long-term debt         $     128,738       $      86,499
   Accounts payable                                                      93,437             185,465
   Accounts payable to The Babcock & Wilcox Company                      24,161                  --
   Environmental and products liabilities - current                       4,851             281,787
   Accrued employee benefits                                             60,268              96,235
   Accrued contract costs                                                21,194              81,586
   Advance billings on contracts                                         59,465             231,421
   Other current liabilities                                            251,752             339,413
                                                                  -------------       -------------

     Total Current Liabilities                                          643,866           1,302,406
                                                                  -------------       -------------

Long-Term Debt                                                          320,138             323,014
                                                                  -------------       -------------

Accumulated Postretirement Benefit Obligation                            22,914             112,132
                                                                  -------------       -------------

Environmental and Products Liabilities                                   10,534           1,072,969
                                                                  -------------       -------------

Other Liabilities                                                       234,365             272,484
                                                                  -------------       -------------

Commitments and Contingencies

Minority Interest                                                            --                  28
                                                                  -------------       -------------

Stockholders' Equity:
   Common stock, par value $1.00 per share, authorized
     150,000,000 shares; issued 62,331,339 at
     September 30, 2000 and 61,625,434 at December 31, 1999              62,331              61,625
   Capital in excess of par value                                     1,059,802           1,048,848
   Accumulated deficit                                                 (205,378)           (208,904)
   Treasury stock at cost, 2,005,042 shares at September 30,
     2000 and 2,000,614 at December 31, 1999                            (62,736)            (62,731)
   Accumulated other comprehensive loss                                 (57,342)            (46,980)
                                                                  -------------       -------------

     Total Stockholders' Equity                                         796,677             791,858
                                                                  -------------       -------------

     TOTAL                                                        $   2,028,494       $   3,874,891
                                                                  =============       =============

                          McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                              2000             1999              2000              1999
                                                          -----------       -----------       -----------       -----------
                                                                                     (Unaudited)
                                                                       (In thousands, except per share amounts)
Revenues                                                  $   390,961       $   595,870       $ 1,469,960       $ 1,993,122
                                                          -----------       -----------       -----------       -----------
Costs and Expenses:
   Cost of operations (excluding depreciation
     and amortization)                                        335,019           499,495         1,283,370         1,687,763
   Depreciation and amortization                               15,943            22,713            47,290            72,620
   Selling, general and administrative expenses                37,761            50,292           111,058           160,568
   Reorganization charges                                          --                --             4,072                --
                                                          -----------       -----------       -----------       -----------
                                                              388,723           572,500         1,445,790         1,920,951
                                                          -----------       -----------       -----------       -----------

Gain (Loss) on Asset Disposals and Impairments - Net            1,096               907             2,213           (20,347)
                                                          -----------       -----------       -----------       -----------

Operating Income before Income (Loss) from Investees            3,334            24,277            26,383            51,824
Income (Loss) from Investees                                    5,692            (6,759)          (14,582)          (13,011)
                                                          -----------       -----------       -----------       -----------

Operating Income                                                9,026            17,518            11,801            38,813
                                                          -----------       -----------       -----------       -----------
Other Income (Expense):
   Interest income                                              6,558             9,611            20,596            43,951
   Interest expense                                           (12,871)          (13,034)          (32,672)          (39,298)
   Minority interest                                               --               (56)               --            11,042
   Other-net                                                    3,995               941            14,059           (51,631)
                                                          -----------       -----------       -----------       -----------
                                                               (2,318)           (2,538)            1,983           (35,936)
                                                          -----------       -----------       -----------       -----------
Income before Provision for Income Taxes
   and Extraordinary Item                                       6,708            14,980            13,784             2,877
Provision for Income Taxes                                      1,086            11,362            10,342             2,600
                                                          -----------       -----------       -----------       -----------

Income before Extraordinary Item                                5,622             3,618             3,442               277
Extraordinary Item                                                 --                --                --           (38,719)
                                                          -----------       -----------       -----------       -----------
Net Income (Loss)                                         $     5,622       $     3,618       $     3,442       $   (38,442)
                                                          -----------       -----------       -----------       -----------
Earnings per Common Share:
   Basic:
     Income before Extraordinary Item                     $      0.09       $      0.06       $      0.06       $      0.00
     Net Income (Loss)                                    $      0.09       $      0.06       $      0.06       $     (0.65)
   Diluted:
     Income before Extraordinary Item                     $      0.09       $      0.06       $      0.06       $      0.00
     Net Income (Loss)                                    $      0.09       $      0.06       $      0.06       $     (0.64)
                                                          ===========       ===========       ===========       ===========
Cash Dividends:
   Per Common Share                                       $      0.00       $      0.05       $      0.10       $      0.15
                                                          ===========       ===========       ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                                 Three Months Ended         Nine Months Ended
                                                                                    September 30,             September 30,
                                                                                  2000         1999         2000         1999
                                                                                --------     --------     --------     --------
                                                                                                  (Unaudited)
                                                                                                 (In thousands)
Net Income (Loss)                                                               $  5,622     $  3,618     $  3,442     $(38,442)
                                                                                --------     --------     --------     --------

Other Comprehensive Income (Loss):
   Currency translation adjustments:
     Foreign currency translation adjustments                                    (11,158)      12,120      (14,490)       1,811
     Sales of investments in foreign entities                                         --       (5,695)          --       (5,695)
   Minimum pension liability adjustment                                               --           --           --       (1,066)
   Unrealized losses on investments:
     Unrealized gains (losses) arising during the period, net of taxes of
       ($111,000) and ($159,000), respectively, in the three and six months ending September 30, 2000, and $68,000 and $296,000, respectively, in
       the three and nine months ending September 30, 1999                         3,385       (1,443)       4,136       (9,894)
     Reclassification adjustment for gains
       included in net income, net of taxes (benefits) of
       ($1,000) and $8,000 in the three and nine months,
       respectively, ending September 30, 1999                                       (18)          (2)          (8)         (89)
                                                                                --------     --------     --------     --------

Other Comprehensive Income (Loss)                                                 (7,791)       4,980      (10,362)     (14,933)
                                                                                --------     --------     --------     --------

Comprehensive Income (Loss)                                                     $ (2,169)    $  8,598     $ (6,920)    $(53,375)
                                                                                ========     ========     ========     ========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                              2000           1999
                                                                            ---------     ---------
                                                                                 (Unaudited)
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                           $   3,442     $ (38,442)
                                                                            ---------     ---------
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                               47,290        72,620
   Loss of investees, less dividends                                           21,449        21,395
   Loss (gain) on asset disposals and
     impairments - net                                                         (2,213)       20,347
   Provision for (benefit from) deferred taxes                                  6,820       (14,973)
   Extraordinary loss                                                              --        38,719
   Other                                                                        6,196         3,604
   Changes in assets and liabilities, net of effects
    of deconsolidation of B&W:
     Accounts receivable                                                       63,799       (42,807)
     Net contracts in progress and advance billings                           (27,587)      (49,537)
     Accounts payable                                                          (7,029)      (51,974)
     Accrued and other current liabilities                                    (31,277)      (36,812)
     Products and environmental liabilities                                   (11,157)      125,974
     Other, net                                                              (113,266)      (65,354)
Deconsolidation of The Babcock & Wilcox Company                               (19,424)           --
Proceeds from insurance for products liability claims                          26,427       153,889
Payments of products liability claims                                         (23,782)     (235,230)
                                                                            ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                         (60,312)      (98,581)
                                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of B&W Volund                                                      (4,218)           --
Purchases of property, plant and equipment                                    (42,117)      (68,397)
Purchases of available-for-sale securities                                    (98,706)     (240,715)
Purchase of JRM minority interest                                                  --      (526,604)
Sales of available-for-sale securities                                         24,749       704,161
Maturities of available-for-sale securities                                    87,141       247,135
Proceeds from asset disposals                                                   4,579        17,657
Other                                                                             500        (9,450)
                                                                            ---------     ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                                       (28,072)      123,787
                                                                            ---------     ---------

                                                                       CONTINUED

                                                              Nine Months Ended
                                                                September 30,
                                                              2000         1999
                                                           ---------     ---------
                                                                 (Unaudited)
                                                                (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt                                  $      (2)    $(311,733)
Increase in short-term borrowing                              42,278       133,455
Issuance of common stock                                           2         1,798
Issuance of subsidiary's stock                                    --         4,063
Dividends paid                                                (8,972)       (8,865)
Other                                                          3,920        (2,944)
                                                           ---------     ---------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                       37,226      (184,226)
                                                           ---------     ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                        (434)        2,263
                                                           ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (51,592)     (156,757)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             162,734       265,309
                                                           ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 111,142     $ 108,552
                                                           =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                    $  37,989     $  53,731
   Income taxes - net                                      $   6,198     $  44,459
                                                           =========     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Deconsolidation of The Babcock & Wilcox Company debt       $   4,760     $      --
                                                           =========     =========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have included all adjustments that we consider necessary for a fair presentation. These consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but have significant influence over. We have eliminated all significant intercompany transactions and accounts.

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

NOTE 2 - ACQUISITION

During the nine months ended September 30, 2000, we acquired, through our Babcock & Wilcox Volund ApS ("B&W Volund") subsidiary, various business units of the Ansaldo Volund Group, a group of companies owned by Finmeccanica S.p.A. of Italy. We acquired waste-to-energy, biomass, gasification and stoker-fired boiler businesses and projects, as well as an engineering and manufacturing facility in Esbjerg, Denmark from the Ansaldo Volund Group. B&W Volund is not a subsidiary of B&W, and is therefore not a party to B&W's Chapter 11 bankruptcy filing.

We are using the purchase method of accounting for this acquisition. However, a full application of purchase accounting was not possible at September 30, 2000. We have included the operating results of B&W Volund in our consolidated financial results from the date of acquisition. The preliminary acquisition cost of approximately $4,200,000, including goodwill of approximately $400,000, is subject to further adjustment, based on a final valuation of the assets and liabilities acquired in the purchase. We expect the purchase accounting for the acquisition to be substantially completed by December 31, 2000.

NOTE 3 - INVENTORIES

Inventories are summarized below:

                                September 30,     December 31,
                                    2000              1999
                                ------------      ------------
                                 (Unaudited)
                                        (In thousands)
Raw Materials and Supplies      $      7,014      $     43,998
Work in Progress                       2,149             6,353
Finished Goods                         2,234             7,137
                                ------------      ------------
                                $     11,397      $     57,488
                                ============      ============

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

                                        September 30,      December 31,
                                            2000               1999
                                        ------------       ------------
                                         (Unaudited)
                                                 (In thousands)
Currency Translation Adjustments        $    (43,886)      $    (29,397)
Net Unrealized Loss on Investments            (5,602)            (9,729)
Minimum Pension Liability                     (7,854)            (7,854)
                                        ------------       ------------
                                        $    (57,342)      $    (46,980)
                                        ============       ============

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

In July 1999, a former JRM officer pled guilty to charges brought by the Department of Justice that he participated in an international bid-rigging conspiracy for the sale of marine construction services. In May 2000, another former JRM officer was indicted by the Department of Justice for participating in a bid-rigging conspiracy for the sale of marine construction services in the Gulf of Mexico.

We have cooperated with the Department of Justice in its investigation. The Department of Justice also has requested additional information from us relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which was renamed J. Ray McDermott Middle East, Inc.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the Fifth Circuit Court of Appeal and we are currently awaiting that court's ruling on oral arguments heard in August 2000 on Statoil's appeal. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied. A court hearing to set a trial schedule had been set in the Phillips Litigation.

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

and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign claims of the plaintiffs in the Shell Litigation due to the Texas district court's lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non-heavy lift marine construction activity claims against the defendants. Currently, we are awaiting the court's decision on our motion to dismiss the foreign claims.

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

B&W and Atlantic Richfield Company ("ARCO") are defendants in a lawsuit filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania. The suit involves approximately 300 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"). The plaintiffs in the Hall Litigation allege, among other things, that they suffered personal injury, property damage and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the district court set aside the $36,700,000 judgment and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters, which, following B&W's bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review. The plaintiffs' claims against B&W in the Hall Litigation have been automatically stayed as a result of the B&W bankruptcy filing. B&W also filed a complaint for declaratory and injunctive relief with the Bankruptcy Court seeking to stay the pursuit of the Hall Litigation against ARCO during the pendency of B&W's bankruptcy proceeding due to common insurance coverage and the risk to B&W of issue or claim preclusion, which stay the Bankruptcy Court denied in October 2000. B&W has appealed this decision.

In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8,000,000 for which it seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. We believe that all claims under the Hall Litigation will be resolved within the limits and coverage of our insurance policies; but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

In December 1999 and early 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. The four cases were subsequently consolidated. In June 2000, the plaintiffs filed a consolidated amended complaint, and in July 2000, we filed a motion to dismiss all claims asserted in such complaint. In September 2000, the District Court dismissed with prejudice the plaintiffs' consolidated amended complaint for failure to state a claim upon which relief can be granted, which dismissal the plaintiffs appealed to the U.S. Fifth Circuit Court of Appeal in

October 2000. We believe the substantive allegations contained in the complaints are without merit and intend to defend against these and any substantively similar claims vigorously.

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

NOTE 6- SEGMENT REPORTING

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

Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities. Included in the nine months ended September 30, 2000 are charges of $23,940,000 to exit certain foreign joint ventures. The Power Generation Systems segment's operations are conducted primarily through B&W. Due to B&W's Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W's and its subsidiaries' results of operations in our consolidated financial statements. Through February 21, 2000, B&W's and its subsidiaries' results are reported as Power Generation Systems - B&W in the segment information that follows. See Note 8 for the consolidated results of B&W and its subsidiaries.

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

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, non-employee products liability asbestos claims provisions, contract and insurance claims provisions, legal expenses and gains (losses) on sales of corporate assets. Other reconciling items to income before provision for income taxes are interest income, interest expense, minority interest and other-net. We exclude the following assets from segment assets: insurance recoverables for products liability claims, goodwill, investments in debt securities, prepaid pension costs and our investment in B&W. We have allocated amortization of goodwill to the reportable segments for all periods presented. Segment assets decreased approximately $570,000,000, primarily in the Power Generation segment, as a result of the deconsolidation of B&W as described in Note 1.

Segment Information for the Three and Nine Months Ended September 30, 2000 and 1999.

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                      2000               1999              2000               1999
                                                  ------------       ------------      ------------       ------------
                                                                             (Unaudited)
                                                                           (In thousands)
REVENUES:
Marine Construction Services                      $    161,922       $    175,179      $    614,699       $    580,555
Government Operations                                   95,949            109,357           322,712            294,464
Industrial Operations                                  120,961            107,039           365,674            361,087
Power Generation Systems - B&W                              --            203,578           155,774            761,531
Power Generation Systems                                14,829                110            14,975                269
Adjustments and Eliminations (1)                        (2,700)               607            (3,874)            (4,784)
                                                  ------------       ------------      ------------       ------------
   Total Revenues                                 $    390,961       $    595,870      $  1,469,960       $  1,993,122
                                                  ============       ============      ============       ============

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
     Marine Construction Services Transfers       $        224      $        528       $        805      $      1,672
     Government Operations Transfers                       226               308                657               791
     Industrial Operations Transfers                        78               129                181               231
     Power Generation Systems - B&W Transfers               --                60                 59             1,388
     Adjustments and Eliminations                        2,172            (1,632)             2,172               702
                                                  ------------      ------------       ------------      ------------
        Total                                     $      2,700      $       (607)      $      3,874      $      4,784
                                                  ============      ============       ============      ============

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                              2000           1999             2000           1999
                                                           ---------       ---------       ---------       ---------
                                                                                 (Unaudited)
                                                                               (In thousands)
OPERATING INCOME:
Segment Operating Income (Loss):
     Marine Construction Services                          $  (9,142)      $   4,013       $(16,930)       $  33,604
     Government Operations                                     9,964           7,194          33,443          37,586
     Industrial Operations                                     4,337           4,364           8,544          11,469
     Power Generation Systems - B&W                               --          15,829          12,502          66,106
     Power Generation Systems                                 (2,055)           (164)         (2,419)           (761)
                                                           ---------       ---------       ---------       ---------
        Total Segment Operating Income                     $   3,104       $  31,236       $  35,140       $ 148,004
                                                           ---------       ---------       ---------       ---------

Gain (Loss) on Asset Disposals and Impairments - Net:
     Marine Construction Services                          $   1,087       $     638       $   2,028       $ (21,441)
     Government Operations                                         9              (4)            208              41
     Industrial Operations                                        --              --              10             (49)
     Power Generation Systems - B&W                               --             273             (33)          3,853
     Power Generation Systems                                     --              --              --             950
                                                           ---------       ---------       ---------       ---------
        Total Gain (Loss) on Asset Disposals and
           Impairments - Net                               $   1,096       $     907       $   2,213       $ (16,646)
                                                           ---------       ---------       ---------       ---------

Income (Loss) from Investees:
     Marine Construction Services                          $   3,143       $  (5,724)      $     136       $  (3,478)
     Government Operations                                     4,483             700           7,762           3,603
     Industrial Operations                                        80            (229)            151          (1,130)
     Power Generation Systems - B&W                               --           1,125             812           3,028
     Power Generation Systems                                 (2,014)         (2,631)        (23,443)        (15,034)
                                                           ---------       ---------       ---------       ---------
        Total Income (Loss) from Investees                 $   5,692       $  (6,759)       $(14,582)      $ (13,011)
                                                           ---------       ---------       ---------       ---------

SEGMENT INCOME (LOSS):
     Marine Construction Services                          $  (4,912)      $  (1,073)      $(14,766) $         8,685
     Government Operations                                    14,456           7,890          41,413          41,230
     Industrial Operations                                     4,417           4,135           8,705          10,290
     Power Generation Systems - B&W                               --          17,227          13,281          72,987
     Power Generation Systems                                 (4,069)         (2,795)        (25,862)        (14,845)
                                                           ---------       ---------       ---------       ---------
        Total Segment Income                               $   9,892       $  25,384       $  22,771       $ 118,347
                                                           ---------       ---------       ---------       ---------

Other Unallocated Items                                        8,182           1,799           9,998         (49,972)
General Corporate Expenses - Net                              (9,048)         (9,665)        (20,968)        (29,562)
                                                           ---------       ---------       ---------       ---------

   Total Operating Income                                  $   9,026       $  17,518       $  11,801       $  38,813
                                                           =========       =========       =========       =========

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                   2000              1999              2000              1999
                                               ------------      ------------      ------------      ------------
                                                                          (Unaudited)
                                                      (In thousands, except shares and per share amounts)
Basic:
Income before extraordinary item               $      5,622      $      3,618      $      3,442      $        277
Extraordinary item                                       --                --                --           (38,719)
                                               ------------      ------------      ------------      ------------
Net income (loss)                              $      5,622      $      3,618      $      3,442      $    (38,442)
                                               ============      ============      ============      ============
Weighted average common shares                   59,908,646        59,035,083        59,657,556        58,916,735
                                               ============      ============      ============      ============

Basic earnings (loss) per common share:
Income before extraordinary item               $       0.09      $       0.06      $       0.06      $       0.00
Extraordinary item                                       --                --                --             (0.65)
                                               ------------      ------------      ------------      ------------
Net income (loss)                              $       0.09      $       0.06      $       0.06      $      (0.65)
                                               ============      ============      ============      ============


Diluted:

Income before extraordinary item               $      5,622      $      3,618      $      3,442      $        277
Extraordinary item                                       --                --                --           (38,719)
                                               ------------      ------------      ------------      ------------
Net income (loss) for diluted computation      $      5,622      $      3,618      $      3,442      $    (38,442)
                                               ============      ============      ============      ============

Weighted average common shares (basic)           59,908,646        55,035,083        59,657,556        58,916,735

Effect of dilutive securities:
   Stock-based compensation arrangements          1,280,288           810,719           894,244           813,528
                                               ------------      ------------      ------------      ------------
Adjusted weighted average common
   shares and assumed conversions                61,188,934        59,845,802        60,551,800        59,730,263
                                               ============      ============      ============      ============

Diluted earnings (loss) per common share:
Income before extraordinary item               $       0.09      $       0.06      $       0.06      $       0.00
Extraordinary item                                       --                --                --             (0.64)
                                               ------------      ------------      ------------      ------------
Net income (loss)                              $       0.09      $       0.06      $       0.06      $      (0.64)
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

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. As a result of the filing, the Bankruptcy Court issued a temporary restraining order prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII. The temporary restraining order was converted to a preliminary injunction, which is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction runs through January 17, 2001, prior to which, we intend to seek a further extension.

Prior to its bankruptcy filing, B&W and its subsidiaries had engaged in a strategy of negotiating and settling asbestos products liability claims brought against them and billing the settled amounts to insurers for reimbursement. The average amount per settled claim over the last three calendar years was approximately $7,900. Reimbursed amounts are subject to varying insurance limits based upon the year of coverage, insurer solvency and collection delays (due primarily to agreed payment schedules with specific insurers delaying reimbursement for three months or more). No claims have been paid since the bankruptcy filing. Claims paid during the nine-month period ended September 30, 2000, prior to the bankruptcy filing, were $23,640,000 of which $20,121,000 has been recovered or is due from insurers. At September 30, 2000, receivables of $38,252,000 were due from insurers for reimbursement of settled claims. Currently, certain insurers are refusing to reimburse B&W for settled claims until B&W's assumption, in bankruptcy, of its pre-bankruptcy filing contractual reimbursement arrangements with such insurers. To date, this has not had a material adverse impact on B&W's liquidity or the conduct of its business and we do not expect it to in the future. We anticipate that B&W will eventually recover these insurance reimbursements.

At February 21, 2000, the day prior to the bankruptcy filing, B&W had recorded an asbestos products liability of $1,307,583,000 and an asbestos products liability insurance recoverable of $1,153,619,000. Historically, B&W's estimated liabilities for pending and future non-employee products liability asbestos claims have been derived from its prior claims history. Inherent in the estimate of such liabilities were expected trend claim severity, frequency, and other factors. B&W's estimated liabilities were based on the assumption that B&W would continue to settle claims rather than litigate them, that new claims would conclude by 2012, that there would be a significant decline in new claims received after 2003, and that the average cost per claim would continue to increase only moderately. During the fiscal year ended March 31, 1999, we revised our estimate of the liability for pending and future non-employee asbestos claims and recorded an additional liability of $817,662,000, additional estimated insurance recoveries of $732,477,000 and a loss of $85,185,000 for future claims for which recovery from insurance carriers was not considered probable.

Beginning in the third quarter of calendar 1999, B&W experienced a significant increase in the amount demanded by several plaintiffs' attorneys to settle certain types of asbestos products liability claims. These increased demands significantly impaired B&W's ability to continue to resolve its asbestos products liability through out-of-court settlements. As a result, B&W undertook the bankruptcy filing because it believes that a Chapter 11 proceeding offers the only viable legal process through which it and its subsidiaries can seek a comprehensive resolution of their asbestos liability. The filing increases the uncertainty with respect to the manner in which such liabilities will ultimately be settled.

In October 2000, the Bankruptcy Court extended B&W's and its filing subsidiaries' exclusivity period to submit a plan of reorganization for approval to February 22, 2001. Moreover, the Bankruptcy Court set a March 29, 2001 bar date for the submission of allegedly settled asbestos claims and a July 30, 2001 bar date for all other personal injury claims including unsettled asbestos claims against B&W and its filing subsidiaries. While the B&W Chapter 11 reorganization proceeding continues to progress, there are a number of issues and matters to be resolved prior to its emergence from the proceeding. Remaining issues and matters to be resolved include, but are not limited to, B&W's ultimate asbestos liability, the formation of a trust to satisfy such liability and the funding of such a trust, including negotiations with insurers as to the funding of their insurance obligations with respect to such asbestos liability. The timing and ultimate outcome of the Chapter 11 proceeding is uncertain. Any changes in the estimate of B&W's non-employee asbestos products liability and insurance recoverables, and differences between the proportion of such liabilities covered by insurance and that experienced in the past, could result in material adjustments to the B&W financial statements and could negatively impact our ability to realize our net investment in B&W.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into a $300,000,000 debtor-in-possession revolving credit and letter of credit facility with Citibank, N.A. and Salomon Smith Barney Inc. (the "DIP Credit Facility") with a three-year term. The Bankruptcy Court approved the full amount of this facility, giving all amounts owed under the facility a super-priority administrative expense status in bankruptcy. B&W's and its filing subsidiaries' obligations under the facility are (1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.'s assets. Additionally, B&W and substantially all of its domestic subsidiaries executed a pledge and security agreement pursuant to which they have granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or refinancing of MI's public debt. The DIP Credit Facility generally provides for borrowings by B&W and its filing subsidiaries for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100,000,000 in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172,000,000 (the "Pre-existing LCs"). Each of MII, MI and BWICO have agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which it already has exposure and for the associated letter of credit fees paid under the facility. As of September 30, 2000, approximately $71,574,000 in letters of credit have been issued under the DIP Credit Facility of which approximately $61,766,000 were to replace or backstop Pre-existing LCs.

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

                          THE BABCOCK & WILCOX COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                              2000            1999            2000            1999
                                           ---------       ---------       ---------       ---------
                                                                  (Unaudited)
                                                                 (In thousands)
Revenues                                   $ 250,385       $ 205,319       $ 821,198       $ 761,177
                                           ---------       ---------       ---------       ---------
Costs and Expenses:
  Cost of operations (excluding
    depreciation and amortization)           225,174         170,126         742,586         673,307
  Depreciation and amortization                4,043           3,885          12,211          15,154
  Selling, general and administrative
    expenses                                  16,033          16,252          49,306          51,472
  Reorganization charges                       4,834              --          12,799              --
                                           ---------       ---------       ---------       ---------
                                             250,084         190,263         816,902         739,933
                                           ---------       ---------       ---------       ---------

Gain on Asset Disposals                           --             273           1,309           2,142
                                           ---------       ---------       ---------       ---------
Operating Income before Income
  from Investees                                 301          15,329           5,605          23,386

Income from Investees                          1,217           1,125           3,914           3,028
                                           ---------       ---------       ---------       ---------
Operating Income                               1,518          16,454           9,519          26,414
                                           ---------       ---------       ---------       ---------
Other Income:
  Interest income                              2,761             858           5,553          11,616
  Interest expense                            (1,107)           (345)         (2,497)         (1,010)
  Other-net                                    1,103             853           1,139         (49,986)
                                           ---------       ---------       ---------       ---------
                                               2,757           1,366           4,195         (39,380)
                                           ---------       ---------       ---------       ---------
Income (Loss) before Provision for
  Income Taxes                                 4,275          17,820          13,714         (12,966)

Provision for Income Taxes                     5,532           8,411           8,717           3,082
                                           ---------       ---------       ---------       ---------
Net Income (Loss)                          $  (1,257)      $   9,409       $   4,997       $ (16,048)
                                           =========       =========       =========       =========

                          THE BABCOCK & WILCOX COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    September 30, 2000
                                                                       (Unaudited)
                                                                      (In thousands)
                        Assets:
                          Current Assets                               $    569,835
                          Property, Plant and Equipment                      81,661
                          Products Liabilities Recoverable                1,153,761
                          Goodwill                                           76,227
                          Prepaid Pension Costs                              19,178
                          Other Assets                                       98,220
                                                                       ------------
                        Total Assets                                   $  1,998,882
                                                                       ============

                        Liabilities:
                          Current Liabilities                          $    345,549
                          Liabilities Subject to Compromise               1,477,087(A)
                        Stockholder's Equity:
                          Common Stock                                        1,001
                          Capital in Excess of Par Value                    128,633
                          Retained Earnings                                  70,129
                          Accumulated Other Comprehensive Loss              (23,517)
                                                                       ------------
                          Total Liabilities and Stockholder's Equity   $  1,998,882
                                                                       ============

                        (A)  Liabilities subject to compromise consist of the following:
                              Accounts payable                         $      3,404
                              Provision for warranty                         23,361
                              Other current liabilities                      31,915
                              Environmental and products liabilities      1,307,725
                              Accumulated postretirement benefit
                                obligation                                   89,132
                              Other long-term liabilities                    21,550
                                                                       ------------
                                                                       $  1,477,087
                                                                       ============

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

Moreover, no assurances can be given that any of the Pre-Petition Inter-company Payables will be paid or otherwise satisfied in connection with the confirmation of a B&W plan of reorganization. As of February 21, 2000, the day prior to the bankruptcy filing, B&W and its filing subsidiaries had Pre-Petition Inter-company Payables of approximately $51,350,000 and pre-petition inter-company receivables from other entities within the McDermott group of companies (other than subsidiaries of B&W) of approximately $58,143,000. In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. In addition to this indemnity, these two surety companies requested and, in June 2000, obtained from the Bankruptcy Court, subject to DIP Credit Agreement and certain professional fees, super-priority administrative expense status in bankruptcy for their claims against B&W and its filing subsidiaries resulting from their exposure under any bond issued post-bankruptcy filing for B&W's and its subsidiaries' businesses. At September 30, 2000, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $172,807,000 of which approximately $55,788,000 relates to bonds issued after February 21, 2000.

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

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries' operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of B&W to continue as a going concern is dependent upon its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W condensed consolidated financial information set forth above has been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment.

Following are our condensed Pro Forma consolidated Statements of Income (Loss) and Balance Sheet data, assuming the deconsolidation of B&W for all periods presented.

Assumes deconsolidation as of the beginning of the period presented:

                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                             2000            1999              2000              1999
                                                         -----------      -----------       -----------       -----------
                                                                                   (Unaudited)
                                                                                 (In thousands)
Revenues                                                 $   390,961      $   390,551       $ 1,314,245       $ 1,231,945
Operating Income                                         $     9,026      $     1,064       $     3,850       $    12,399
Income (Loss) before Provision for
     (Benefit from) Income Taxes and
     Extraordinary Item                                  $     6,708      $    (2,840)      $     4,490       $    15,843
Net Income (Loss)                                        $     5,622      $    (5,791)      $    (2,063)      $   (22,394)

Earnings (Loss) per Common Share:
           Basic                                         $      0.09      $     (0.10)      $     (0.03)      $     (0.38)
           Diluted                                       $      0.09      $     (0.10)      $     (0.03)      $     (0.38)

Assumes deconsolidation as of the balance sheet date:

                                                                                  December 31,
                                                                                      1999
                                                                                  ------------
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

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for certain issues including (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, the provisions of this Interpretation are effective July 1, 2000 and shall be applied prospectively. However, certain requirements apply to events that occur after December 15, 1998 or January 12, 2000 but prior to July 1, 2000. The effects of such events also shall be recognized on a prospective basis beginning July 1, 2000. The adoption of Interpretation No. 44 has had no material effect on our consolidated financial position or results of operations.

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

GENERAL

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world's major hydrocarbon producing regions. Our revenues from this segment reflect the variability associated with the timing of significant development projects. Although oil and gas prices have continued to increase in recent months, this has yet to have a significant impact on our Marine Construction Services' customers' exploration and production spending for the remainder of 2000 and the first half of 2001. Consequently, we do not expect our Marine Construction Services segment's revenues to increase significantly until the second half of 2001. During 2001, we should begin to see modest benefits from stronger marine construction results, followed by more substantial improvements in 2002. Although the timing of the award of many marine construction projects remains uncertain, the segment's backlog should continue to increase for the foreseeable future.

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

As the West Natuna project is completed in the Far East, the volume of work at JRM in each of the next two quarters is expected to be about 20% below the volume reported for the September quarter. Under these conditions, it is not likely that the Marine Construction Services segment will generate sufficient revenues to cover its costs in either the December 2000 or March 2001 quarter. However, operating income in our Government and Industrial Operations segments should offset these losses. We expect profitability to improve in each of the final three quarters of 2001 as JRM markets recover and as the Y-12 and Pantex contracts recently awarded to BWXT increase income from investees in Government Operations during the second half of the year.

After net interest expense, other expenses and taxes, we expect net results to be no better than breakeven in each of the next two quarters. We are currently completing plans for the reorganization of corporate functions. These plans, which are expected to be complete by the end of the year, could require provisions which would create a net loss in the December quarter. We also continue to review the possibility of restructuring several unconsolidated foreign joint ventures in which we are not the managing partner, which may also affect the fourth quarter.

Effective February 22, 2000 and until B&W and its filing subsidiaries emerge from the Chapter 11 reorganization proceeding and the subsequent accounting is determined, we no longer consolidate B&W's and its subsidiaries' results of operations in our consolidated financial statements and our investment in B&W is presented on the cost method. Through February 21, 2000, B&W's and its subsidiaries' results are included in our segment results under Power Generation Systems - B&W (see Note 6 to the consolidated financial statements.) B&W and its consolidated subsidiaries pre-bankruptcy filing revenues of $155,774,000 and operating income of $7,951,000 are included in our consolidated financial results for the nine-month period ended September 30, 2000.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

Marine Construction Services

Revenues decreased $13,257,000 to $161,922,000 due to lower volume in North American offshore and Eastern Hemisphere fabrication activities. These decreases were partially offset by higher volume in offshore activities in the Far East relating to the West Natuna project and in engineering activities.

Segment operating income decreased $13,155,000 from income of $4,013,000 to a loss of $9,142,000, primarily due to lower volume and margins in North American offshore and Eastern Hemisphere fabrication activities. There were also lower margins in our North American fabrication and Mexican ship repair business. These decreases were partially offset by higher volume and margins in Eastern Hemisphere offshore activities.

Income (loss) from investees increased $8,867,000 from a loss of $5,724,000 to income of $3,143,000, primarily due to favorable contract adjustments from our Gulf of Mexico joint venture.

Government Operations

Revenues decreased $13,408,000 to $95,949,000, primarily due to lower volumes from management and operation contracts for U.S. Government-owned facilities, commercial nuclear environmental services and other government operations.

Segment operating income increased $2,770,000 to $9,964,000, primarily due to higher margins from nuclear fuel assemblies and reactor components for the U. S. Government and contract adjustments on a commercial nuclear environmental services contract in the prior period. These increases were partially offset by lower volume and margins from management and operation contracts for U.S. Government-owned facilities and from other government operations.

Income from investees increased $3,783,000 to $4,483,000, primarily due to higher operating results from joint ventures in Idaho and Colorado.

Industrial Operations

Revenues increased $13,922,000 to $120,961,000, primarily due to higher volumes from plant maintenance activities in Canadian operations and air-cooled heat exchangers. These increases were partially offset by lower volumes from engineering activities in Canadian operations.

Power Generation Systems

Revenues increased $14,719,000 to $14,829,000, primarily due to the acquisition of the Ansaldo Volund Group, an international power generation operation.

Segment operating loss increased $1,891,000 to $2,055,000, primarily due to costs incurred in the initial transition of the Ansaldo Volund Group.

Loss from investees decreased $617,000 to $2,014,000, primarily due to provisions to exit certain foreign joint ventures.

Other Unallocated Items

Other unallocated items improved $6,383,000 to $8,182,000, primarily due to favorable employee benefit adjustments, partially offset by provisions for foreign claims settlements.

General Corporate Expenses - Net

General corporate expenses decreased $617,000, primarily due to the deconsolidation of B&W, partially offset by severance provisions.

Other Income Statement Items

Interest income decreased $3,053,000 to $6,558,000, primarily due to a decrease in investments.

Other-net improved $3,054,000 to $3,995,000. This improvement was primarily due to income attributable to over funded pension plans from discontinued operations.

The provision for income taxes decreased $10,276,000 to $1,086,000, while income before provision for income taxes and extraordinary item decreased $8,272,000 to $6,708,000. The decrease in the provision for income taxes was primarily the result of a decrease in income in the current period. Additionally, the change in the relationship of pretax income to the provision for income taxes primarily resulted from losses and charges on foreign joint ventures with no corresponding tax benefits of $2,340,000 and $2,584,000 in the three-month periods ended September 30, 2000 and 1999, respectively. Non-deductible amortization of goodwill of $4,502,000 and $4,403,000, respectively, is included in the three-month periods ended September 30, 2000 and 1999. The goodwill was created by the premium we paid on the acquisition of the minority interest in JRM in June 1999. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

Marine Construction Services

Revenues increased $34,144,000 to $614,699,000 due to higher volume in offshore activities in the Far East relating to the West Natuna project. This increase was partially offset by lower volumes in essentially all other geographic areas.

Segment operating income decreased $50,534,000 from income of $33,604,000 to a loss of $16,930,000, primarily due to lower volume and margins in North American activities including our Mexican ship repair business and lower margins in the Eastern Hemisphere. There was also the impact of the amortization of the goodwill commencing in June 1999 associated with our purchase of the minority interest in JRM. These decreases were partially offset by higher margins in engineering activities and potential litigation settlements recorded in the prior period.

Gain (loss) on asset disposals and impairments-net increased $23,469,000 from a loss of $21,441,000 to income of $2,028,000. The loss in the prior period was due to impairment losses on fabrication facilities and fabrication and marine equipment. The prior period also included a write-off of goodwill associated with worldwide engineering and a Mexican shipyard.

Income (loss) from investees increased $3,614,000 from a loss of $3,478,000 to income of $136,000, primarily due to higher operating results from our Gulf of Mexico joint venture as a result of a benefit recognized on revisions of withholding taxes. There were also lower operating results from this joint venture in the prior period. These higher operating results were partially offset by higher operating results from our Far East joint venture in the prior period.

Government Operations

Revenues increased $28,248,000 to $322,712,000, primarily due to higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government.

Segment operating income decreased $4,143,000 to $33,443,000, primarily due to a settlement relating to environmental restoration costs recorded in the prior period. There were also lower margins from management and operation contracts for U.S. Government-owned facilities. These decreases were partially offset by higher volume and margins from nuclear fuel assemblies and reactor components for the U. S. Government and contract adjustments on a commercial nuclear environmental services contract in the prior period.

Income from investees increased $4,159,000 to $7,762,000, primarily due to higher operating results from a joint venture in Idaho.

Industrial Operations

Revenues increased $4,587,000 to $365,674,000, primarily due to higher volumes from plant maintenance activities in Canadian operations. These increases were partially offset by lower volumes from engineering activities in Canadian operations.

Segment operating income decreased $2,925,000 to $8,544,000, primarily due to lower sales volumes and margins from engineering activities in Canadian operations and lower margins from air-cooled heat exchangers. These decreases were partially offset by higher volumes and margins from plant maintenance activities in Canadian operations and lower general and administrative expenses.

Income (loss) from investees increased $1,281,000 from a loss of $1,130,000 to income of $151,000, primarily due to losses in the prior period from our joint venture located in Utah.

Power Generation Systems

Revenues increased $14,706,000 to $14,975,000, primarily due to the acquisition of the Ansaldo Volund Group, an international power generation operation.

Segment operating loss increased $1,658,000 to $2,419,000, primarily due to costs incurred in the initial transition of the Ansaldo Volund Group.

Loss from investees increased $8,409,000 to $23,443,000, primarily due to charges of $23,940,000, including approximately $12,000,000 related to financial guarantees, to exit certain foreign joint ventures. The prior period included the write-off of notes and accounts receivable from a foreign joint venture in Turkey.

Other Unallocated Items

Other unallocated items improved $59,970,000 from expense of $49,972,000 to income of $9,998,000, primarily due to provisions for estimated future non-employee products liability asbestos claims and reserves for potential litigation settlements recorded in the prior period. There were also favorable employee benefit adjustments and lower general and administrative expenses. These improvements were partially offset by the initial reorganization expenses incurred by MII associated with the B&W Chapter 11 filing and provisions for foreign claims settlements.

General Corporate Expenses - Net

General corporate expenses decreased $8,594,000, primarily due to the deconsolidation of B&W, partially offset by severance provisions.

Other Income Statement Items

Interest income decreased $23,355,000 to $20,596,000, primarily due to a decrease in investments.

Interest expense decreased $6,626,000 to $32,672,000, primarily due to changes in debt obligations and prevailing interest rates.

We no longer have minority interest, primarily due to the acquisition of the minority interest in JRM in the prior year.

Other-net improved $65,690,000 from expense of $51,631,000 to income of $14,059,000. This improvement was primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims and a net loss on the settlement and curtailment of postretirement benefit plans recorded in the prior period. In addition, there were foreign currency transaction gains in the current period compared to foreign currency transaction losses in the prior period and income attributable to over funded pension plans from discontinued operations.

The provision for income taxes increased $7,742,000 to $10,342,000, while income before provision for income taxes and extraordinary item increased $10,907,000 to $13,784,000. The increase in the provision for income taxes was primarily the result of an increase in income. Additionally, the change in the relationship of pretax income to the provision for income taxes primarily resulted from losses on foreign joint ventures with no corresponding tax benefits of $23,940,000 and $2,044,000 in the nine-month periods ended September 30, 2000 and 1999, respectively. Non-deductible amortization of goodwill of $13,506,000 and $5,403,000, respectively, is included in the nine-month periods ended September 30, 2000 and 1999. The goodwill was created by the premium we paid on the acquisition of the minority interest in JRM in June 1999. The current period also includes a benefit of $5,500,000 from a favorable tax settlement in a foreign jurisdiction. Income taxes in the nine-month period ended September 30, 2000 also include a provision of $3,800,000 for B&W for the pre-filing period and a tax benefit of $1,400,000 from the use of certain tax attributes in a foreign joint venture. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

Backlog

                                    9/30/00        12/31/99
                                  ----------      ----------
                                  (Unaudited)
                                        (In thousands)
Marine Construction Services      $  554,411      $  514,822
Government Operations                965,176       1,151,960
Industrial Operations                438,981         415,820
Power Generation Systems              51,540       1,202,695
                                  ----------      ----------
   TOTAL BACKLOG                  $2,010,108      $3,285,297
                                  ==========      ==========

Due to the deconsolidation of B&W (see Note 8 to the condensed consolidated financial statements), backlog from Power Generation Systems totaling $1,057,904,000 is no longer included in our consolidated total at September 30, 2000.

In general, all of our business segments are capital intensive businesses that rely on large contracts for a substantial amount of their revenues.

Backlog for the Marine Construction Services segment increased primarily because of recent awards of new offshore construction contracts.

At September 30, 2000, Government Operations' backlog with the U. S. Government was $904,305,000 (of which $16,336,000 had not been funded). This segment's backlog is not expected to experience significant growth as a result of reductions in defense budgets. However, management expects this segment's backlog to remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Government.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, our cash and cash equivalents decreased $51,592,000 to $111,142,000 and total debt increased $39,363,000 to $448,876,000, primarily due to an increase in short-term borrowings of $42,278,000. During this period, we received cash of $111,890,000 from sales and maturities of investments and $4,579,000 from the sale of assets. We used cash of $98,706,000 for the purchase of investments, $60,312,000 in operating activities, $42,117,000 for additions to property, plant and equipment, $8,972,000 for dividends on MII's common stock and $4,218,000 for B&W Volund's acquisition of certain business units of the Ansaldo Volund Group.

Expenditures for property, plant and equipment decreased $26,280,000 to $42,117,000. The majority of these expenditures were to maintain, replace and upgrade existing facilities and equipment.

At September 30, 2000 and December 31, 1999, we had available various uncommitted short-term lines of credit from banks totaling $15,927,000 and $72,766,000, respectively. At September 30, 2000 and December 31, 1999, borrowings against these lines of credit were $1,111,000 and $4,148,000, respectively.

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

The MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 to the borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit and may be used to reimburse issuers for drawings under certain outstanding letters of credit totaling $38,292,000 issued for the benefit of B&W and its subsidiaries. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $200,000,000. This facility is secured by a collateral account funded with various U.S.

government securities with a marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings then outstanding. Borrowings against this facility at September 30, 2000 were $50,000,000. As of November 7, 2000, we have borrowed an additional $10,000,000 against this facility.

The JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200,000,000. The facility is subject to certain financial and non-financial covenants. Borrowings against this facility at September 30, 2000 were $40,000,000. As of November 7, 2000, we have borrowed an additional $10,000,000 against this facility.

At September 30, 2000, we had total cash, cash equivalents and investments of $478,326,000. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of our investments at September 30, 2000 was $367,184,000. As of September 30, 2000, we had pledged approximately $43,937,000 fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements and $34,936,000 fair value of these investments to secure borrowings of $35,329,000 under repurchase agreements. In addition, approximately $204,048,000 fair value of these investments were pledged to secure the MII Credit Facility.

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

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 2000, substantially all the net assets of MI were subject to those restrictions. At September 30, 2000, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $72,000,000.

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

At September 30, 2000, we had a valuation allowance for deferred tax assets of $17,073,000, which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that our remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of our deferred tax assets include the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in the tax planning strategies we have identified. We have considered these factors in determining our valuation allowance. We will continue to assess the adequacy of our valuation allowance on a quarterly basis.

We have evaluated and expect to continue evaluating possible strategic acquisitions, some of which may be material. At any given time we may be engaged in discussions or negotiations or enter into agreements relating to potential acquisition transactions.

Working capital decreased $229,951,000 from $166,402,000 at December 31, 1999 to a deficit of $63,549,000 at September 30, 2000. During the remainder of 2000, we expect to obtain funds to meet capital expenditure, working capital and debt maturity requirements from operating activities, cash and cash equivalents, and short-term borrowings. Leasing agreements for equipment, which are short-term in nature, are not expected to impact our liquidity or capital resources.

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

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $180,866,000 as of September 30, 2000 is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 8 to the condensed consolidated financial statements for B&W's financial information at September 30, 2000.

In the three months ended September 30, 2000:

     B&W's revenues increased $45,066,000 to $250,385,000, primarily due to higher volumes from the fabrication and erection of fossil fuel steam and environmental control systems. This increase was partially offset by lower volumes from the fabrication, repair and retrofit of existing facilities and from nuclear services;

     B&W's operating income decreased $14,936,000 to $1,518,000, primarily due to lower volumes and margins from the fabrication, repair and retrofit of existing facilities, operation and maintenance contracts, private power systems and industrial boilers. In addition, there were lower margins from replacement nuclear steam generators and reorganization expenses associated with the Chapter 11 filing. These decreases were partially offset by higher margins from fabrication and erection of fossil fuel steam and environmental control systems.

     Interest income increased $1,903,000 to $2,761,000, primarily due to an increase in investments;

In the nine months ended September 30, 2000:

     B&W's revenues increased $60,021,000 to $821,198,000, primarily due to higher volumes from the fabrication and erection of fossil fuel steam and environmental control systems. This increase was partially offset by lower volumes from fabrication, repair and retrofit of existing facilities, industrial boilers, replacement nuclear steam generators, private power systems, nuclear services and boiler cleaning equipment;

     B&W's operating income decreased $16,895,000 to $9,519,000, primarily due to lower volumes and margins from the fabrication, repair and retrofit of existing facilities, industrial boilers, replacement nuclear steam generators, private power systems and boiler cleaning equipment. In addition, there were write-downs and adjustments to substantially completed original equipment contracts still under warranty or in dispute resolution with various customers - primarily international, higher employee benefit expenses and reorganization expenses associated with the Chapter 11 filing. These decreases were partially offset by provisions for estimated future non-employee products liability asbestos claims in the prior period. In addition, there were lower general and administrative expenses;

     Interest income decreased $6,063,000 to $5,553,000, primarily due to interest income on domestic tax refunds in the prior period;

     Other-net improved $51,125,000 from expense of $49,986,000 to income of $1,139,000, primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims in the prior period.

B&W's backlog at September 30, 2000 and December 31, 1999 was $1,057,904,000 and $1,202,949,000, respectively.

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into a $300,000,000 debtor-in-possession revolving credit and letter of credit facility with a group of lenders, with Citibank, N.A. as administrative agent, for a three-year term. The facility is subject to certain financial and non-financial covenants. We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries' operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of B&W to continue as a going concern is dependent upon its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment. See Note 8 to the condensed consolidated financial statements for more information.

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

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues including (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, the provisions of this Interpretation are effective July 1, 2000 and shall be applied prospectively. However, certain requirements apply to events that occur after December 15, 1998 or January 12, 2000 but prior to July 1, 2000. The effects of such events also shall be recognized on a prospective basis beginning July 1, 2000. The adoption of Interpretation No. 44 has had no material effect on our consolidated financial position or results of operations.

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

In July 1999, a former JRM officer pled guilty to charges brought by the Department of Justice that he participated in an international bid-rigging conspiracy for the sale of marine construction services. In May 2000, another former JRM officer was indicted by the Department of Justice for participating in a bid-rigging conspiracy for the sale of marine construction services in the Gulf of Mexico.

We have cooperated with the Department of Justice in its investigation. The Department of Justice also has requested additional information from us relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the

McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which was renamed J. Ray McDermott Middle East, Inc.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the Fifth Circuit Court of Appeal and we are currently awaiting that court's ruling on oral arguments heard in August 2000 on Statoil's appeal. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied. A court hearing to set a trial schedule has been set in the Phillips Litigation.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequently, the following parties (acting for themselves and, if applicable, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign claims of the plaintiffs in the Shell Litigation due to the Texas district court's lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non-heavy lift marine construction activity claims against the defendants. Currently, we are awaiting the court's decision on our motion to dismiss the foreign claims.

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

B&W and Atlantic Richfield Company ("ARCO") are defendants in a lawsuit filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania. The suit involves approximately 300 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"). The plaintiffs in the Hall Litigation allege, among other things, that they suffered personal injury, property damage and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the district court set aside the $36,700,000 judgment and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters, which, following B&W's bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review. The plaintiffs' claims against B&W in the Hall Litigation have been automatically stayed as a result of the B&W bankruptcy filing. B&W has also filed a complaint for declaratory and injunctive relief with the Bankruptcy Court seeking to stay the pursuit of the Hall Litigation against ARCO during the pendency of B&W's bankruptcy proceeding due to common insurance coverage and the risk to B&W of issue or claim preclusion, which stay the Bankruptcy Court denied in October 2000. B&W has appealed this decision.

In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8,000,000 for which it seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. We believe that all claims under the Hall Litigation will be resolved within the limits and coverage of our insurance policies; but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

In December 1999 and early 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. The four cases were subsequently consolidated. In June 2000, the plaintiffs filed a consolidated amended complaint, and in July 2000, we filed a motion to dismiss all claims asserted in such complaint. In September 2000, the District Court dismissed with prejudice the plaintiffs' consolidated amended complaint for failure to state a claim upon which relief can be granted, which dismissal the plaintiffs appealed to the U.S. Fifth Circuit Court of Appeal in October 2000. We believe the substantive allegations contained in the complaints are without merit and intend to defend against these and any substantively similar claims vigorously.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended September 30,2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         McDERMOTT INTERNATIONAL, INC.


                                         /s/ Daniel R. Gaubert
                                         -------------------------------

                                   By:   Daniel R. Gaubert
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer and
                                         Duly Authorized Representative)

November 7,  2000

                                  EXHIBIT INDEX


Exhibit             Description
-------             -----------
   27         Financial Data Schedule