Form 10-K405
period 2000-12-31
MCDERMOTT INTERNATIONAL INC
filed 2001-03-27
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

Commission File Number 1-8430

                          McDERMOTT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                       REPUBLIC OF PANAMA                                           72-0593134
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

            1450 POYDRAS STREET
           NEW ORLEANS, LOUISIANA                                                   70112-6050
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $843,523,016 as of January 29, 2001.

The number of shares outstanding of the registrant's common stock at January 29, 2001 was 60,677,340.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                          McDERMOTT INTERNATIONAL, INC.
                                INDEX - FORM 10-K
                                     PART I

                                                                                         PAGE
Items 1. & 2.       BUSINESS AND PROPERTIES
         A.   General
                  Recent Developments                                                      1
                  Operations                                                               2

         B.   Marine Construction Services
                  General                                                                  3
                  Foreign Operations                                                       5
                  Raw Materials                                                            5
                  Customers and Competition                                                5
                  Backlog                                                                  6
                  Factors Affecting Demand                                                 6

         C.   Government Operations
                  General                                                                  7
                  Raw Materials                                                            7
                  Customers and Competition                                                7
                  Backlog                                                                  7
                  Factors Affecting Demand                                                 8

         D.   Industrial Operations
                  General                                                                  8
                  Foreign Operations                                                       8
                  Raw Materials                                                            9
                  Customers and Competition                                                9
                  Backlog                                                                  9
                  Factors Affecting Demand                                                 9

         E.   Power Generation Systems
                  B&W Reorganization                                                       9
                  General                                                                 10
                  Foreign Operations                                                      10
                  Raw Materials                                                           10
                  Customers and Competition                                               11
                  Backlog                                                                 11
                  Factors Affecting Demand                                                11

         F.   Patents and Licenses                                                        12

         G.   Research and Development Activities                                         12

         H.   Insurance                                                                   13

         I.   Employees                                                                   14

         J.   Environmental Regulations and Matters                                       14

         K.   Risk Factors                                                                16

         L.   Cautionary Statement Concerning Forward-Looking Statements                  23

                                INDEX - FORM 10-K

                                                                                                        PAGE
Item 3.    LEGAL PROCEEDINGS                                                                              24

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            27

                                          PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS                                                                                     27

Item 6.    SELECTED FINANCIAL DATA                                                                        28

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS
            General                                                                                       29
            Year Ended December 31, 2000 vs. Year Ended December 31, 1999 (Unaudited)                     30
            Nine-Month Period Ended December 31, 1999 vs. Nine-Month Period Ended
               December 31, 1998 (Unaudited)                                                              32

            The Babcock & Wilcox Company                                                                  34
            Effects of Inflation and Changing Prices                                                      35
            Liquidity and Capital Resources                                                               35
            New Accounting Standards                                                                      38

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                     38

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            Report of PricewaterhouseCoopers LLP                                                          42
            Consolidated Balance Sheets - December 31, 2000 and December 31, 1999                         43
            Consolidated Statements of Income (Loss) for the Year Ended December 31, 2000,
            the Nine-Month Period Ended December 31, 1999 and the Fiscal Year
            Ended March 31, 1999                                                                          45

            Consolidated Statements of Comprehensive Income (Loss) for  the Year
               Ended December 31, 2000, the Nine-Month Period Ended December 31,
               1999 and the Fiscal Year Ended March 31, 1999                                              46
            Consolidated Statements of Stockholders' Equity for the Year Ended December 31,
               2000, the Nine-Month Period Ended December 31, 1999 and the Fiscal
               Year Ended March 31, 1999                                                                  47
            Consolidated Statements of Cash Flows for the Year Ended December 31, 2000,
               the Nine-Month Period Ended December 31, 1999 and the Fiscal Year Ended March 31,
               1999                                                                                       48
            Notes to Consolidated Financial Statements                                                    49

 Item 9.   CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE              92

                                          PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                             92

Item 11.   EXECUTIVE COMPENSATION                                                                         92

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                 92

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                 92

                                          PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                92

Signatures                                                                                                95


Exhibit 21 -  SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT

Exhibit 23 -  CONSENT OF PRICEWATERHOUSECOOPERS LLP

Exhibit 99 -  THE BABCOCK & WILCOX COMPANY CONSOLIDATED FINANCIAL STATEMENTS

Statements we make in this Annual Report on Form 10-K which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Items 1 and 2 of Part I of this report.

                                     PART I

Items 1. and 2.   BUSINESS AND PROPERTIES

A. GENERAL

McDermott International, Inc. ("MII") was incorporated under the laws of the Republic of Panama in 1959 and is the parent company of the McDermott group of companies, which includes:

    - J. Ray McDermott, S.A. ("JRM"), a Panamanian subsidiary of MII, and its consolidated subsidiaries;

    - McDermott Incorporated ("MI"), a Delaware subsidiary of MII, and its consolidated subsidiaries;

    - Babcock & Wilcox Investment Company ("BWICO"), a Delaware subsidiary of MI, and its consolidated subsidiaries;

    - BWX Technologies, Inc. ("BWXT"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries; and

    - The Babcock & Wilcox Company ("B&W"), an unconsolidated Delaware subsidiary of BWICO.

In this Annual Report on Form 10-K, unless the context otherwise indicates, "we," "us" and "our" mean MII and its consolidated subsidiaries.

Recent Developments

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos liability. The B&W Chapter 11 proceedings are a distraction to our management, and they represent an uncertainty in the financial marketplace. As of February 22, 2000, B&W's operations are subject to the jurisdiction of the Bankruptcy Court and, as a result, our access to cash flows of B&W and its subsidiaries is restricted. See Section K. Risk Factors for further information concerning the effects of the Chapter 11 filing.

On February 22, 2001, in accordance with the Bankruptcy Court's order, B&W filed its proposed plan of reorganization under Chapter 11. We and B&W are continuing to negotiate with the plaintiffs' attorneys comprising the asbestos claimants committee, the representative of the future claimants, and other participants in the Chapter 11 proceedings. On February 20, 2001, a mediator was appointed by the Bankruptcy Court to assist in the negotiations. It is uncertain when any plan of reorganization will be approved. See Note 20 to the consolidated financial statements for further information.

Due to the bankruptcy filing, effective February 22, 2000, we no longer consolidate B&W's financial results in our consolidated financial statements, and our investment in B&W is presented on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - The Babcock & Wilcox Company and Note 20 to the consolidated financial statements for further information on B&W.

On August 3, 1999, our Board of Directors approved the change of our fiscal year from a year ending on March 31 to the new fiscal year end of December 31.

Operations

We operate in four business segments:

    - Marine Construction Services includes the results of operations of JRM and its subsidiaries, which supply worldwide services to customers in the offshore oil and gas exploration and production and hydrocarbon processing industries and to other marine construction companies. This segment's principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and procurement activities.

    - Government Operations includes the results of operations of BWXT. This segment is the sole supplier of nuclear fuel assemblies and major nuclear reactor components to the U.S. Navy for the Naval Reactors Program and provides services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy ("DOE").

    - Industrial Operations includes the results of operations of McDermott Engineers & Constructors (Canada) Ltd. ("MECL"), Hudson Products Corporation ("HPC") and McDermott Technologies, Inc. ("MTI"). MECL provides project management, conceptual and process design, front-end engineering and design, detailed engineering, procurement, construction management and contract maintenance services to customers in a wide range of industries. HPC supplies air-cooled heat exchangers and other manufactured products for industrial process systems. MTI performs research activities for our other segments and markets and negotiates and administers research and development contracts.

    - Power Generation Systems includes the results of operations of the Power Generation Group, which is conducted primarily through B&W and its subsidiaries. This segment provides services, equipment and systems to generate steam and electric power at energy facilities worldwide. Due to B&W's Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W's and its subsidiaries' results of operations in our consolidated financial statements. Through February 21, 2000, B&W's and its subsidiaries' results are reported as Power Generation Systems
         - B&W in the segment information that follows. See Note 20 to the consolidated financial statements for the consolidated results of B&W and its subsidiaries.

The following tables summarize our revenues and operating income for the years ended December 31, 2000 and 1999 and the nine-month periods ended December 31, 1999 and 1998. See Note 17 to our consolidated financial statements for additional information with respect to our business segments and operations in different geographic areas.

                                               Year                  Nine-Month Period
                                              Ended                        Ended
                                           December 31,                 December 31,
                                       2000          1999           1999           1998
                                       ----          ----           ----           ----
                                                  (Unaudited)                   (Unaudited)
                                                      (In Millions)
          REVENUES
Marine Construction Services        $  757.5       $  737.3       $  490.7       $1,033.0
Government Operations                  431.3          398.5          306.3          290.5
Industrial Operations                  504.0          488.5          366.6          305.6
Power Generation Systems - B&W         155.8        1,020.3          730.0          775.5
Power Generation Systems                33.8            0.3             --             --
Adjustments and Eliminations            (4.6)          (4.5)          (2.5)          (4.0)
                                    --------       --------       --------       --------
                                    $1,877.8       $2,640.4       $1,891.1       $2,400.6
                                    ========       ========       ========       ========

                                               Year               Nine-Month Period
                                              Ended                    Ended
                                           December 31,             December 31,
                                         2000        1999         1999         1998
                                         ----        ----         ----         ----
                                                  (Unaudited)               (Unaudited)
                                                      (In Millions)
OPERATING INCOME (LOSS):
  Segment Operating Income:
  Marine Construction Services        $  (33.5)    $   43.4     $   31.1     $  114.2
  Government Operations                   39.8         49.1         28.6         18.9
  Industrial Operations                   10.7         11.2          8.5         14.2
  Power Generation Systems - B&W          12.5         86.3         52.1         57.0
  Power Generation Systems                (7.8)        (0.9)          --           --
                                      --------     --------     --------     --------
                                      $   21.7     $  189.1     $  120.3     $  204.3
                                      --------     --------     --------     --------

  Gain (Loss) on Asset Disposals
    and Impairments - Net:
  Marine Construction Services        $   (1.0)    $  (21.9)    $   (1.7)    $   38.9
  Government Operations                    0.3          0.1           --          0.1
  Industrial Operations                   (0.8)        (0.1)          --         (0.2)
  Power Generation Systems - B&W          (0.1)         3.8          1.3          0.9
  Power Generation Systems                  --          1.0           --           --
                                      --------     --------     --------     --------
                                      $   (1.6)    $  (17.1)    $   (0.4)    $   39.7
                                      --------     --------     --------     --------

  Income (Loss) from Investees:
  Marine Construction Services        $    2.9     $   (9.9)    $  (13.2)    $    7.3
  Government Operations                   11.1          6.6          4.3          1.8
  Industrial Operations                    0.1         (2.0)        (1.5)        (1.1)
  Power Generation Systems - B&W           0.8          3.5         (0.6)         6.3
  Power Generation Systems               (24.6)       (15.1)          --           --
                                      --------     --------     --------     --------
                                      $   (9.7)    $  (16.9)    $  (11.0)    $   14.3
                                      --------     --------     --------     --------

  Other Unallocated Items                 16.9        (56.3)        (6.5)        (1.2)
  General Corporate Expenses-Net         (29.0)       (37.1)       (27.7)       (26.7)
                                      --------     --------     --------     --------
                                      $   (1.7)    $   61.7     $   74.7     $  230.4
                                      ========     ========     ========     ========

B. MARINE CONSTRUCTION SERVICES

General

In January 1995, we organized JRM and contributed substantially all of our marine construction services business to it. JRM then acquired Offshore Pipelines, Inc. ("OPI") in a merger transaction. Prior to the merger with OPI, JRM was a wholly owned subsidiary of MII; as a result of the merger, JRM became a majority-owned subsidiary of MII. In June 1999, MII acquired all of the publicly held shares of JRM common stock.

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

At December 31, 2000, JRM owned or operated five fabrication facilities throughout the world. Its principal domestic fabrication yard and offshore base is located on 1,114 leased acres of land near Morgan City, Louisiana. It also owns or operates fabrication facilities in the following locations: near Corpus Christi, Texas; near Inverness, Scotland; in Indonesia on Batam Island; and in Jebel Ali, U.A.E. JRM also owns and operates through a 95% interest in a ship repair yard in Veracruz, Mexico.

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

Expiration dates, including renewal options, of leases covering land for JRM's fabrication yards at December 31, 2000, were as follows:

      Morgan City, Louisiana                      Years 2004-2048
      Jebel Ali, U.A.E.                           Year 2005
      Batam Island, Indonesia                     Year 2008

JRM owns a large fleet of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. At December 31, 2000, JRM owned or, through ownership interests in joint ventures, had interests in four derrick vessels, one pipelaying vessel and nine combination derrick-pipelaying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 800 to 5,000 tons. These vessels range in length from 400 to 698 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional gear. JRM's largest vessel is the semi-submersible derrick barge 101.

JRM owns or leases a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of its major marine construction vessels.

This segment also participates in joint ventures. We account for these joint ventures using the equity method. JRM's two most significant joint venture investments were in the HeereMac joint venture and the McDermott-ETPM joint venture. Both of these joint ventures have been terminated.

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

JRM participates in other joint ventures involving operations in foreign countries that require majority ownership by local interests. Through a subsidiary, JRM also participates in an equally owned joint venture with the Brown & Root Energy Services unit of Halliburton Company ("Brown & Root"), which was formed in February 1995 to combine the operations of JRM's Inverness and Brown & Root's Nigg fabrication facilities in Scotland. We are in the process of terminating this joint venture. In addition, JRM owns a 49% interest in Construcciones Maritimas Mexicanas, S.A. de C.V., a Mexican joint venture, which provides marine installation services in the Gulf of Mexico.

In May 1998, JRM sold the Aberdeen-based engineering business of McDermott Engineering (Europe) Limited and announced its intention to withdraw from traditional European engineering markets. See Note 17 to our consolidated financial statements for information relating to these events. JRM retains a presence in the European markets through Mentor Subsea Technology Services, Ltd. to focus on subsea opportunities. During the fiscal year ended March 31, 1999, we announced our intention to withdraw from substantially all third-party engineering activities. Due to market conditions, our plans have changed and we will not withdraw from this activity in the foreseeable future.

Foreign Operations

JRM's revenues, net of intersegment revenues, segment income derived from operations located outside of the United States, and the approximate percentages to our total consolidated revenues and total consolidated segment income, respectively, follow:

                                                        Revenues                    Segment Income
                                                Amount          Percent         Amount          Percent
                                                                      (Dollars in thousands)
Year ended December 31, 2000                   $ 261,922             14%      $   5,865              57%
Nine-month period ended December 31, 1999      $ 182,120             10%      $ (18,724)             --
Fiscal year ended March 31, 1999               $ 731,022             23%      $ 129,440              43%

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

Customers and Competition

Our Marine Construction Services segment's principal customers are oil and gas companies, including several foreign government-owned companies. These customers contract with JRM for the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. Contracts are usually awarded on a competitive-bid basis. A number of companies compete effectively with JRM and its joint ventures in each of the separate marine construction phases in various parts of the world. These competitors include Aker Gulf Marine, Gulf Island Fabrication, Inc., Hyundai Heavy Industries, Stolt Offshore S.A., Global Industries Ltd., Saipem S.p.A. and Heerema Offshore Construction Group, Inc.

Our Marine Construction Services segment performs a substantial number of projects on a fixed-price basis. This segment attempts to cover increased costs of anticipated charges in labor, material and service costs of our long-term contracts, either through an estimation of such charges, which is reflected in the original price, or through price escalation clauses. Despite these attempts, however, the revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of changes in job conditions and variations in labor and equipment productivity over the term of the contract. Our Marine Construction Services segment may experience reduced profitability or losses on projects as a result of these variations and the risks inherent in the marine construction industry.

Backlog

At December 31, 2000 and 1999, our Marine Construction Services segment's backlog amounted to $541,647,000 and $514,822,000, respectively. This represents approximately 26% and 16%, respectively, of our total consolidated backlog. Of the December 31, 2000 backlog, we expect to recognize approximately $440,895,000 in revenues in 2001 and $100,752,000 in 2002.

JRM has historically performed work on a fixed-price, cost-plus or day-rate basis or a combination thereof. More recently, certain "partnering-type" contracts have introduced a risk-and-reward element wherein a portion of total compensation is tied to the overall performance of the alliance partners. Most of JRM's long-term contracts have provisions for progress payments.

During the year ended December 31, 2000, our Marine Construction Services segment was awarded the following contracts, among others:

    - a $102,000,000 contract from Phillips Petroleum to supply, transport and install two eight-leg jackets and transport and install a wellhead platform, flare tripod, bridges, infield pipelines anchor system and FSO vessel;

    - a $78,000,000 contract from Kerr-McGee Corporation to fabricate production facility topsides and to install an offshore spar platform for the Nansen deepwater development; and

    - a $65,000,000 contract from Kerr-McGee Oil & Gas Corporation to fabricate production facility topsides and to install an offshore spar platform for the Boomvang deepwater development.

The December 31, 2000 backlog does not include fabrication bookings associated with JRM's agreement to fabricate topsides for four deepwater projects in the Gulf of Mexico. These projects will be booked as the customer sanctions them, with the first booking expected to occur during the first half of 2001.

Factors Affecting Demand

Our Marine Construction Services segment's activity depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. Numerous factors influence these expenditures, including:

    -    oil and gas prices, along with expectations about future prices;

    -    the cost of exploring for, producing and delivering oil and gas;

    -    the terms and conditions of offshore leases;

    -    the discovery rates of new oil and gas reserves in offshore areas;

    -    the ability of businesses in the oil and gas industry to raise capital;
         and

    -    local and international political and economic conditions.

Although oil and gas prices have increased over the past year, this is not expected to have a significant impact on our Marine Construction Services' customers' exploration and production spending for the first half of 2001. Consequently, we do not expect our Marine Construction Services segment's revenues to increase significantly until the second half of 2001. During 2001, we should begin to see modest benefits from stronger marine construction results, followed by more substantial improvements in 2002. Although the timing of the award of many marine construction projects remains uncertain, we believe this segment's backlog should continue to increase for the foreseeable future.

See Section K. Risk Factors for further information on factors affecting demand.

C. GOVERNMENT OPERATIONS

General

Our Government Operations segment provides nuclear fuel assemblies and nuclear reactor components to the U.S. Navy for the Naval Reactors Program. This segment also supplies other equipment and services to the U.S. Government. It is also proceeding with new government projects and is exploring new programs that require the technological capabilities it has developed as a government contractor. Examples of these activities include environmental restoration services and the management of government-owned facilities, primarily within the nuclear weapons complex of the DOE.

This segment's principal plants are located in Lynchburg, Virginia and Barberton, Ohio. BWXT performs substantially all of the operations of the Government Operations segment.

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

Customers and Competition

Our Government Operations' segment is the sole supplier to the U.S. Navy of all nuclear fuel assemblies and major nuclear reactor components for the Naval Reactors Program. There are a limited number of suppliers of small nuclear components, with one of our subsidiaries, BWXT, being the largest based on revenues. Through the operations of this segment, we are also involved along with other companies in the operation of:

    - the Idaho National Engineering and Environmental Laboratory near Idaho Falls, Idaho;

    -    the Rocky Flats Environmental Technology Site near Boulder, Colorado;

    -    the Savannah River Site in Aiken, South Carolina;

    -    the Strategic Petroleum Reserve in and around New Orleans, Louisiana;

    -    the Pantex Site in Amarillo, Texas; and

    -    the Oak Ridge National Lab Site in Oak Ridge, Tennessee.

During the current year, we received two large multi-year contracts from the DOE as the majority owner in two limited liability companies serving as prime contractors to manage projects at the Pantex Site in Amarillo, Texas ("Pantex") and the Y-12 Site in Oak Ridge, Tennessee ("Y-12"). These contracts add to the other prime contract we were awarded during the fiscal year ended March 31, 1998 at the environmental remediation and site transition project at the Mound Site in Miamisburg, Ohio. All of these contracts are subject to annual funding determinations by the U.S. Government.

The U.S. Government accounted for approximately 22%, 16% and 12% of our total consolidated revenues for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively, including 16%, 11% and 8%, respectively, related to nuclear fuel assemblies and reactor components for the U.S. Navy.

Backlog

At December 31, 2000 and 1999, our Government Operations segment's backlog amounted to $1,078,803,000 and $1,151,960,000, or approximately 52% and 35%, respectively, of our total consolidated backlog. Of the December 31, 2000 backlog in this segment, we expect to recognize revenues of approximately $380,058,000 in 2001, $298,030,000 in 2002 and $400,715,000 thereafter, of which we expect to recognize approximately 96% in 2003 through 2005. At December 31, 2000, this segment's backlog with the U.S. Government was $1,033,706,000 (of which $8,406,000 had not yet been funded), or approximately 50% of our total consolidated backlog. The December 31, 2000 U.S. Government backlog includes only the current year funding for the DOE's Mound Site in Miamisburg, Ohio. During the year ended December 31, 2000, the U.S. Government awarded this segment approximately $304,500,000 of new orders for aircraft carrier components, new concept steam generators for the newest submarine design and other non-naval reactor components.

Factors Affecting Demand

This segment's operations are generally capital intensive. This segment may be impacted by U.S. Government budget restraints.

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

See Section K. Risk Factors for further information on factors affecting demand.

D. INDUSTRIAL OPERATIONS

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

Foreign Operations

Our Industrial Operations segment's revenues, net of intersegment revenues, segment income derived from operations located outside of the United States, and the approximate percentages to our total consolidated revenues and total consolidated segment income, respectively, follow:

                                                      Revenues                  Segment Income
                                                Amount         Percent       Amount         Percent
                                                             (Dollars in thousands)
Year ended December 31, 2000                   $425,980            23%      $  8,209            79%
Nine-month period ended December 31, 1999      $309,175            16%      $  5,570             5%
Fiscal year ended March 31, 1999               $319,937            10%      $  4,592             2%

Raw Materials

Our Industrial Operations segment uses raw materials such as carbon and alloy steels in various forms, including plates, bars, sheets and pipes, and aluminum pipes, aluminum strips, fiberglass cloth and epoxy resins. We purchase the majority of those raw materials and components as needed for individual contracts. We carry additional quantities of raw materials as base stock for jobs requiring quick turnaround. Although extended lead times for certain raw materials have existed from time to time, no serious shortage exists at the present time, and we do not expect any significant shortage in the foreseeable future. We do not depend on a single source of supply for any significant raw materials that we use in the operations of this segment.

Customers and Competition

Our Industrial Operations segment's principal customers include oil and natural gas producers, the electric power generation industry, petrochemical and chemical processing companies, state and federal government agencies and nonprofit utility groups.

Our customers typically award equipment orders for items such as air-cooled heat exchangers after soliciting competitive bids. In both the U.S. and international markets, this segment competes with a number of domestic and foreign-based companies specializing in air-cooled heat exchanger equipment. The majority of the engineering and construction operations contracts we compete for are awarded in a competitive market in which both price and quality are important considerations.

Backlog

At December 31, 2000 and 1999, our Industrial Operations segment's backlog amounted to $396,429,000 and $415,820,000, or approximately 19% and 12%, respectively, of our total consolidated backlog. Of the December 31, 2000 backlog, we expect that we will recognize approximately $274,493,000 in revenues in 2001, $95,035,000 in 2002 and $26,901,000 thereafter.

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

See Section K. Risk Factors for further information on factors affecting demand.

E. POWER GENERATION SYSTEMS

B&W Reorganization

B&W and its subsidiaries conduct most of the operations of our Power Generation Systems segment. On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Due to the Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W's financial results in our consolidated financial statements. For additional information concerning these developments, see Notes 1 and 20 to the consolidated financial statements.

General

Our Power Generation Systems segment:

    - provides engineered-to-order services, products and systems for energy conversion worldwide and related industrial equipment, such as burners, pulverizer mills, soot blowers and ash handlers;

    - manufactures heavy-pressure equipment for energy conversion, such as boilers fueled by coal, oil, bitumen, natural gas, solid municipal waste, biomass and other fuels;

    -    fabricates steam generators for nuclear power plants;

    - designs and supplies environmental control systems, including both wet and dry scrubbers for flue gas desulfurization, modules for selective catalytic reduction of nitrogen oxides and electrostatic precipitators and similar devices;

    - supports operating plants with a wide variety of services, including the installation of new systems and replacement parts, engineering upgrades, construction, maintenance and field technical services such as condition assessments;

    - provides inventory services to help customers respond quickly to plant interruptions and assist construction crews in maintaining and repairing operating equipment; and

    - provides power through cogeneration, refuse-fueled power plants, and other independent power-producing facilities and participates in this market as a contractor for engineer-procure-construct services, as an equipment supplier, as an operations and maintenance contractor and as an owner.

Our Power Generation Systems segment's principal manufacturing plants are located in West Point, Mississippi; Lancaster, Ohio; and Cambridge, Ontario, Canada. B&W owns each of these plants. It closed its Paris, Texas plant during the fiscal year ended March 31, 1999. This segment also operates an independent power facility located in Ebensburg, Pennsylvania. This segment's equity investees' foreign plants are located in Beijing, China; Batam Island, Indonesia; and Pune, India.

Foreign Operations

Our Power Generation Systems segment's revenues, net of intersegment revenues, segment income derived from operations located outside of the United States, and the approximate percentages to our total consolidated revenues and total consolidated segment income, respectively, follow:

                                                        Revenues                Segment Income
                                                Amount         Percent       Amount         Percent
                                                                  (Dollars in thousands)
Year ended December 31, 2000                   $ 48,593             3%      $(33,546)            --
Nine-month period ended December 31, 1999      $154,324             8%      $ 14,125             13%
Fiscal year ended March 31, 1999               $189,148             6%      $  8,283              3%

This segment engineers and builds products for installation at its United States, Canadian and Denmark facilities, as well as at the facilities of this segment's equity investees in China, Indonesia and India.

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

Customers and Competition

Our Power Generation Systems segment's principal customers are government- and investor-owned utilities and independent power producers, businesses in various process industries, such as pulp and paper mills, petrochemical plants, oil refineries and steel mills, and other steam-using businesses and institutions. The electric power generation industry accounted for approximately 9%, 33% and 26% of our total revenues for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively.

Customers normally purchase services, equipment or systems from our Power Generation Systems segment after an extensive evaluation process based on competitive bids. We generally submit proposals based on the estimated cost of each job.

In this segment we primarily compete with:

    - a number of domestic and foreign-based companies specializing in steam-generating systems, equipment and services, including Ahlstom S.A., Mitsui Babcock Energy Limited, Babcock Borsig., Foster Wheeler Corporation and Kvaerner ASA;

    - a number of additional companies in the markets for environmental control equipment and related specialized industrial equipment and in the independent power-producing business; and

    - other suppliers of steam systems for replacement parts, repair and alteration and other services required to backfit and maintain existing systems.

Backlog

At December 31, 2000 and 1999, the backlog in our Power Generation Systems segment amounted to $48,631,000 and $1,202,695,000, or approximately 2% and 37%, respectively, of our total consolidated backlog. The December 31, 1999 backlog includes B&W. Of the December 31, 2000 backlog, we expect to recognize approximately $41,165,000 in revenues in 2001 and $7,466,000 in 2002.

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

Factors Affecting Demand

The activity of this segment depends mainly on the capital expenditures of electric power generating companies, paper companies and other steam-using industries. Several factors influence these expenditures:

    - prices for electricity and paper, along with the cost of production and distribution;

    - demand for electricity, paper and other end products of steam-generating facilities;

    - availability of other sources of electricity, paper or other end products;

    -    requirements for environmental improvements;

    - level of capacity utilization at operating power plants, paper mills and other steam-using facilities;

    - requirements for maintenance and upkeep at operating power plants and paper mills to combat the accumulated effects of wear and tear;

    - ability of electric generating companies and other steam users to raise capital; and

    - relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.

In recent years, electric utilities in parts of Asia and the Middle East were substantial purchasers of new baseload generating units and environmental control systems. A currency crisis, which began in Southeast Asia in the summer of 1997, has slowed the number of inquiries and orders. With the international markets in an unsettled condition, several projects in emerging markets have been delayed, suspended or cancelled. Our Power Generation Systems segment has been negatively affected by the adverse economic and political conditions in international markets.

As a result of sustained economic growth in the United States, electric utilities have invested in maintenance, upkeep and environmental improvements at their power plants. This demand has led to increased service and environmental work for our Power Generation Systems segment. During the nine-month period ended December 31, 1999, the U.S. Environmental Protection Agency sued several of this segment's customers over the proper classification of this maintenance, upkeep and environmental improvement. Depending on the course of this litigation, this segment's U.S. customers may be required to reduce their investment in maintenance, upkeep and environmental improvements at their operating power plants which may have a negative effect on this segment's financial results.

In January 2001, the state of California experienced shortages of electricity during periods of peak demand. This has caused many power companies to re-examine their needs for new power plants and for improvements at existing power plants. Depending on the outcome of these studies, power companies may order new plants and may improve their existing plants.

This segment's systems, products and services are capital intensive. As such, customer demand is heavily affected by the variations in their business cycles and by the overall economies of their countries. Availability of funds to this segment's customers for project financing, investment and maintenance varies with the conditions of their domestic businesses.

See Section K. Risk Factors for further information on factors affecting demand.

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

G. RESEARCH AND DEVELOPMENT ACTIVITIES

We conduct our principal research and development activities at our research centers in Alliance, Ohio and Lynchburg, Virginia. We also conduct development activities at our various manufacturing plants and engineering and design offices. Our research and development activities cost approximately $50,586,000, $35,534,000 and $28,064,000 in the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Of our total research and development expenses, our customers paid for approximately $34,838,000, $18,487,000 and $15,752,000 in the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively. Our research and development activities are related to developing and improving new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. We constructed our multi-million dollar clean environment development facility in Alliance, Ohio in response to present and future emission pollution standards in the U.S. and worldwide. At December 31, 2000, we had approximately 212 employees engaged full time in research and development activities.

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

B&W received its first products liability asbestos claims in 1983. Initially, B&W's primary insurance carrier, a unit of Travelers Group, handled the claims. B&W exhausted the limits of its primary insurance coverage in 1989. Prior to its Chapter 11 filing, B&W had been handling the claims under a claims-handling program funded primarily by reimbursements from its excess-coverage insurance carriers. B&W's excess coverage available for asbestos-related products liability claims runs from 1949 through March 1986. This coverage has been provided by a total of 136 insurance companies. B&W obtained varying amounts of excess-coverage insurance for each year within that period, and within each year there are typically several increments of coverage. For each of those increments, a syndicate of insurance companies has provided the coverage.

B&W had agreements with the majority of its excess-coverage insurers concerning the method of allocating products liability asbestos claim payments to the years of coverage under the applicable policies. We have reflected our estimates of B&W's liability and its related insurance recoveries as accruals in its financial statements which were in our consolidated results through February 21, 2000. See Note 20 to the consolidated financial statements regarding B&W's Chapter 11 filing and liability for non-employee products liability asbestos claims.

We have two wholly owned insurance subsidiaries that provide general and automotive liability, builders' risk within certain limits, marine hull and workers' compensation insurance to our companies. These insurance subsidiaries have not provided significant amounts of insurance to unrelated parties.

BWXT, through two of its dedicated limited liability companies, has long-term management and operating agreements with the U.S. Government for the Pantex and Y-12 facilities. Most insurable liabilities arising from these sites are not protected in the McDermott corporate insurance program but rely on government contractual agreements and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims and we expect them to continue this process during our administrations of these two facilities. However, it should be noted that, in most situations, the U. S. Government is not contractually obligated to pay under a formal indemnification agreement.

I. EMPLOYEES

At December 31, 2000, we employed approximately 11,800 persons compared with 17,500 at December 31, 1999. The December 31, 1999 amount includes employees of B&W. Approximately 2,700 of our employees were members of labor unions at December 31, 2000, as compared with approximately 6,000 at December 31, 1999. Many of our operations operate under union contracts, which we customarily renew periodically.

After several months of negotiations between JRM and the International Union of Operating Engineers, an agreement was reached on November 13, 2000 to establish a union at the fabrication yard at Morgan City, Louisiana. The contract is for
5.5 years. JRM and a Mexican labor union reached an agreement on February 16, 2001 covering our field hourly union workers at our ship repair yard in Veracruz, Mexico. BWXT reached agreement with two unions during calendar year 2000.

Currently, we consider our relationship with our employees to be satisfactory.

J. ENVIRONMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

A wide range of federal, state, local and foreign laws, ordinances and regulations apply to our operations, including those relating to:

    - constructing and equipping electric power and other industrial facilities;

    -    possessing and processing special nuclear materials;

    -    workplace health and safety; and

    -    protecting the environment.

We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.

Our operations are subject to the existing and evolving legal and regulatory standards relating to the environment. These standards include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and similar laws that provide for responses to and liability for releases of hazardous substances into the environment. These standards also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and waste, and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. We believe that our facilities are in substantial compliance with current regulatory standards.

Our compliance with U.S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $74,000 in the year ended December 31, 2000. We expect to spend another $803,000 on such capital expenditures over the next five years. Complying with existing environmental regulations resulted in pretax charges of approximately $11,520,000 in the year ended December 31, 2000. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly.

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

Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities") and B&W proceeded to decommission the facilities in accordance with its existing Nuclear Regulatory Commission ("NRC") license. B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2002. BWXT expects to meet this schedule. BWXT expects to request approval from the NRC to release the site for unrestricted use at that time. At December 31, 2000, the remaining provision for the decontamination, decommissioning and closing of these facilities was $1,889,000. For a discussion of certain civil litigation we are involved in concerning the Parks Facilities, see "Item 3 -- Legal Proceedings."

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

The NRC's decommissioning regulations require BWXT and MTI to provide financial assurance that they will be able to pay the expected cost of decommissioning their facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance aggregating $38,431,000 during the year ending December 31, 2001 by issuing letters of credit for the ultimate decommissioning of all their licensed facilities, except one. This facility, which represents the largest portion of BWXT's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the DOE.

An agreement between the NRC and the State of Ohio to transfer regulatory authority for MTI's NRC licenses for byproduct and source nuclear material was finalized in December 1999. In conjunction with the transfer of this regulatory authority and upon notification by NRC, MTI issued decommissioning financial assurance instruments naming the State of Ohio as the beneficiary.

At December 31, 2000 and 1999, we had total environmental reserves (including provisions for the facilities discussed above) of $16,456,000 and $23,391,000, respectively. Of our total environmental reserves at December 31, 2000 and 1999, $6,162,000 and $11,787,000, respectively, were included in current liabilities. Our estimated recoveries of these costs are included in environmental and products liability recoverable at December 31, 2000 and 1999. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

K. RISK FACTORS

There is substantial uncertainty relating to the ultimate outcome of the B&W Chapter 11 proceedings. These proceedings involve various risks that could have a material effect on us.

B&W's ability to continue as a going concern will depend on its ability to resolve its ultimate asbestos exposure successfully. At the time of the bankruptcy filing, our estimate of the liability of B&W and its subsidiaries for pending and estimated future nonemployee products liability asbestos claims was $1,307,583,000, and our estimate of the related insurance recoveries was $1,153,619,000. Although we continue to believe that B&W's provision for estimated asbestos liabilities is adequate to resolve asbestos claims against it and its subsidiaries in the future, we nevertheless believe that an early, overall settlement of these anticipated claims, as B&W's proposed plan of reorganization contemplates, would be advantageous to our company. In this connection, we believe that the asbestos claims substantially detract from the actual and perceived value of our company. The asbestos claims and the B&W Chapter 11 proceedings are a distraction to our management, and they represent an uncertainty in the financial marketplace. Until the uncertainty is resolved, we may be unable to deliver to our shareholders the maximum value potentially available to them through our operations and businesses, taken as a whole. There is no assurance that B&W's proposed plan of reorganization will be approved by the Bankruptcy Court.

There are a number of issues and matters to be resolved in connection with the B&W Chapter 11 proceedings, including, among others, the following:

    -    the ultimate asbestos liability of B&W and its subsidiaries;

    - the outcome of negotiations with the asbestos claimants committee, the future claimants representative and other participants in the Chapter 11, concerning, among other things, the size and structure of a trust to satisfy the asbestos liability and the means for funding that trust;

    - the outcome of negotiations with our insurers as to additional amounts of coverage of B&W and its subsidiaries and their participation in a plan to fund the settlement trust;

    - the Bankruptcy Court's decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings, including the Court's periodic determinations as to whether to extend the existing preliminary injunction that prohibits asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII;

    - the resolution of an existing event of default under the $300,000,000 debtor-in-possession revolving credit and letter of credit facility ("DIP Credit Facility") to permit future borrowings and the issuance of new letters of credit under that facility; and

    - the possible need for an extension of the three-year term of the DIP Credit Facility, which is scheduled to expire in February 2003, to accommodate the issuance of letters of credit expiring after that date in connection with new construction and other contracts on which B&W intends to bid.

Any changes in (1) the estimates of B&W's nonemployee asbestos products liability and insurance recoverables and (2) the differences between the proportion of those liabilities covered by insurance and that experienced in the past, could result in material adjustments to B&W's financial statements and could negatively impact our ability to realize our net investment in B&W. In addition, if the asbestos liability of B&W and its subsidiaries is ultimately determined to be substantially in excess of the amount we have estimated and reflected in our net investment in B&W, B&W, the asbestos claimants and/or other creditors in the B&W Chapter 11 proceedings may pursue claims against other entities within MI based on allegations relating to various pre-petition transfers by B&W to BWICO and other entities within MI. Although no formal claims of this nature have been made in the B&W Chapter 11 proceedings, representatives of the asbestos claimants committee have asserted that the corporate reorganization that we completed in the fiscal year ended March 31, 1999, which involved B&W's cancellation of a $313,000,000 note receivable and B&W's transfer of all the capital stock of HPC, Tracy Power, BWXT and MTI to BWICO, included transfers which may be voided under applicable federal bankruptcy and/or state law. We believe that B&W was solvent at the time of that reorganization and the transfers are not voidable. However, these claims would, if formally asserted in the bankruptcy proceedings, ultimately be decided by a court, and if adversely decided could have a material adverse effect on our consolidated financial position and results of operations. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Babcock & Wilcox Company and Note 20 to the consolidated financial statements.

The B&W Chapter 11 proceedings and weak Marine Construction Services markets could adversely impact our liquidity and access to capital.

As a result of the B&W bankruptcy filing, our access to cash flows of B&W and its subsidiaries has been restricted. We believe that the bankruptcy filing and the weak Marine Construction Services markets have contributed to the reduction in our credit rating from BA1 to BA3 by Moody's Investor Service and BB to B by Standard & Poors and, consequently, could adversely impact our access to capital. In addition, MI and JRM and their respective subsidiaries are limited, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments.

During 2001, we will need to address several significant issues concerning our liquidity and capital resources. These include:

    - Negative cash flows. We expect to incur negative cash flows in the first two quarters of 2001, with a return to a positive cash flow position in the third and fourth quarters of the year. If we do not return to a positive cash flow position in the second half of 2001, our liquidity and access to capital could become further limited.

    - Reduction in surety bond capacity. We have been notified by our two surety companies that they are no longer willing to issue bonds on our behalf. We obtain surety bonds in the ordinary course of business of several of our operations to secure contract bids and to meet the bonding requirements of various construction and other contracts with customers. We are currently negotiating with other surety companies and anticipate obtaining the coverage we require. However, if we fail to obtain replacement bonding capacity, our ability to secure customer contracts and pursue additional projects may be materially adversely affected.

    - Upcoming maturity of MI's 9.375% notes. MI's 9.375% notes, which have an aggregate outstanding principal amount of $225,000,000, are scheduled to mature on March 15, 2002. In addition to those notes, MI has other outstanding notes and debt obligations with an aggregate principal amount of $92,194,000, of which $50,000,000 is scheduled to mature in 2023. MI currently has insufficient cash and other liquid resources on hand to fund the repayment of its 9.375% notes. However, MI owns substantial subsidiaries outside the B&W Chapter 11 filing, including BWXT which comprises our Government Operations segment and HPC which operates our heat exchanger business. In addition, MI has a financial asset pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). For the 2001 year, MI would be entitled to $249,637,000 on the exercise of all of its rights under that agreement, which would generate tax of $87,338,000. ( See Note 11 to the consolidated financial statements for a detailed description of the terms and conditions of the Intercompany Agreement.)

         MI is currently exploring various alternatives relative to extending the maturity of these notes, as well as other potential refinancing alternatives. Therefore, MI does not currently intend to exercise its right to sell under the Intercompany Agreement (although it may in the future elect to do so). There is no assurance, however, that MI's efforts to extend the maturity of or refinance these notes will be successful. In that case MI will have to consider exercising its rights under the Intercompany Agreement, selling all or a part of one or more of its operating subsidiaries, or some combination of these and other alternatives. MI's level of indebtedness and its lack of liquidity pose substantial risks to MI and the holders of its debt securities.

    - Existing event of default under the DIP Credit Facility. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W is not currently in compliance with these requirements. B&W is currently negotiating with its banks to obtain a waiver and/or an amendment to this facility to permit it to borrow and/or obtain letters of credit even though it is currently not able to comply with some of these financial covenants. We anticipate that these negotiations will be successful.

Our failure to address any of these matters satisfactorily could have a material adverse effect on our financial condition and results of operations. For additional discussions of these matters, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

MII has significant guarantee obligations and other contingent claim exposures to creditors and customers of its subsidiaries, including B&W and certain of its subsidiaries.

In recent periods, MII has entered into credit arrangements to support its operating subsidiaries and, in some cases, guaranteed or otherwise become contingently liable for the credit arrangements and customer contractual obligations of its subsidiaries. These exposures include the following:

    - B&W letter of credit exposure. At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146,495,000 ($62,599,000 at December 31,
         2000) which were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24,864,000 which were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2000, approximately $60,039,000 in letters of credit have been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit.

    - Co-obligor exposure under MII credit facility. MII is a co-obligor under a $200,000,000 credit facility for MII, BWXT and HPC (the "MII Credit Facility") together with HPC and BWXT. Accordingly, to the extent either HPC or BWXT borrows under that facility or obtains letters of credit under that facility, MII is liable for the obligations owing to the lenders under the facility. As of December 31, 2000, outstanding borrowings under the MII Credit Facility aggregated $10,000,000 (increasing to $50,000,000 at March 12, 2001) and the outstanding letters of credit issued under that facility aggregated $45,914,000. All those borrowings were made by BWXT, and $33,799,000 and $176,000 of those letters of credit were issued in connection with the operations of BWXT and HPC, respectively. MII has pledged investment portfolio assets having a fair market value of approximately $206,000,000 as of December 31, 2000 to secure its obligations under the MII Credit Facility.

    - Other letter of credit exposure. In addition to its exposure as a co-obligor under the MII Credit Facility, MII is also a maker or a guarantor of outstanding letters of credit issued under arrangements separate from the MII Credit Facility in connection with the business operations of HPC. As of December 31, 2000, the aggregate amount of the letters of credit outstanding under those arrangements was approximately $765,000.

    - Indemnification obligations under surety arrangements. MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2000, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $286,145,000, of which $261,157,000 related to the business operations of B&W and its subsidiaries.

While we do not expect that any of these items will result in a material amount of claims actually being made against MII, the possibility of such claims exists. Furthermore, the existence of these arrangements may adversely impact our flexibility in (1) addressing some of the liquidity issues we describe in the immediately preceding risk factor discussion and (2) accessing new capital resources to address liquidity issues or other needs for capital that may arise in the future.

We are subject to loss and other contingencies relating to allegations of wrongdoing and anticompetitive acts made against MI, JRM, us and others involving worldwide heavy-lift activities in the marine construction services industry.

In March 1997, we began an investigation into allegations of wrongdoing by a limited number of our former employees and former employees of JRM and others. The allegations concerned the heavy-lift business of one of JRM's joint ventures, which owned and operated a fleet of large derrick vessels with lifting capacities ranging from 3,500 to 13,200 tons, and JRM. On becoming aware of these allegations, we notified authorities, including the Antitrust Division of the U.S. Department of Justice ("DOJ"), the Securities and Exchange Commission ("SEC") and the European Commission. As a result of that prompt notification, the DOJ has granted immunity to MII, JRM and certain affiliates, and our officers, directors and employees at the time of disclosure, from criminal prosecution for any anticompetitive acts involving worldwide heavy-lift activities. This immunity was later expanded to include other areas of potential exposure. We have cooperated and are continuing to cooperate with the DOJ in its ongoing investigation into this and related matters. We also cooperated with an SEC investigation into whether we and JRM may have violated U.S. securities laws in connection with, but not limited to, this matter. In February 2001, we were advised that the SEC has terminated its investigation and no enforcement action has been recommended.

In June 1998, a number of major and independent oil and gas exploration and development companies filed lawsuits in the United States District Court for the Southern District of Texas against, among others, MI, JRM and us. These lawsuits allege, among other things, that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs are requesting treble damages.

We cannot predict the ultimate outcome of the DOJ investigation, the civil lawsuits or any actions that others may take in connection with the allegations we describe above. These matters could result in civil liability and have a material adverse effect on our consolidated financial position and results of operations. See Item 3 -- Legal Proceedings for additional information.

We face risks associated with operating foreign subsidiaries and joint ventures.

We conduct some operations through foreign subsidiaries and joint ventures. Some of these entities are not managed by us. Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with decisions concerning the operations of the joint ventures. Arrangements involving these subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In addition, these foreign subsidiaries and joint ventures sometimes face governmentally imposed restrictions on their abilities to transfer funds to us.

We face risks associated with our international operations.

We derive a significant portion of our revenues from international operations. Our international operations are subject to political, economic and other uncertainties not encountered in domestic operations. These include:

    -    risks of war and civil unrest;

    -    expropriation or nationalization of our assets;

    -    renegotiation or nullification of our existing contracts;

    - changing political conditions and changing laws and policies affecting trade and investment;

    -    the overlap of different tax structures; and

    - the risks associated with the assertion of foreign sovereignty over areas in which our operations are conducted.

Our Marine Construction Services segment may be particularly susceptible to regional conditions that may adversely affect its operations, because its major marine vessels typically require relatively long periods of time to mobilize over long distances. Additionally, various foreign jurisdictions have laws limiting the right and ability of foreign subsidiaries and joint ventures to pay dividends and remit earnings to affiliated companies.

Our international operations sometimes face the additional risks of fluctuating currency values, hard currency shortages and controls of foreign currency exchange. We attempt to minimize our exposure to foreign currency fluctuations by attempting to match anticipated foreign currency contract receipts with anticipated like foreign currency disbursements. To the extent we are unable to match the anticipated foreign currency receipts and disbursements related to our contracts, we attempt to enter into forward contracts to hedge foreign currency transactions on a continuing basis for periods consistent with our committed exposures.

Our operations are subject to operating risks and limits on insurance coverage, which could expose us to potentially significant liability costs.

We are subject to a number of risks inherent in our operations, including:

    -    accidents resulting in the loss of life or property;

    -    pollution or other environmental mishaps;

    -    adverse weather conditions;

    -    mechanical failures;

    -    collisions;

    -    property losses;

    -    business interruption due to political action in foreign countries; and

    -    labor stoppages.

We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these. We maintain insurance for such amounts and against such risks that we deem adequate. However, certain risks are either not insurable or insurance is available only at rates that we consider uneconomical. Among those risks are war and confiscation of property in certain areas of the world and pollution liability in excess of relatively low limits. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not in all cases be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on us.

BWXT, through two of its dedicated limited liability companies, has long-term management and operating agreements with the U.S. Government for the Y-12 and the Pantex facilities. Most insurable liabilities arising from these sites are not protected in the McDermott corporate insurance program but rely on government contractual agreements and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims and we expect them to continue this process during our administrations of these two facilities. However, it should be noted that, in most situations, the U. S. Government is not contractually obligated to pay under a formal indemnification agreement.

We depend on significant customers.

Some of our industry segments derive a significant amount of their revenues from a small number of customers. The inability of these segments to continue to perform services for a number of their large existing customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.

Our significant customers include state and federal government agencies and utilities. In particular, our Government Operations segment derives substantially all its revenue from the U.S. Government. Some of our large multi-year contracts with the U.S. Government are subject to annual funding determinations. State and U.S. Government budget restraints and other factors affecting these governments may adversely affect our business.

We may not be able to compete successfully against current and future competitors.

Most industry segments in which we operate are highly competitive. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services.

The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain trained personnel in the future, could disrupt our operations and result in loss of revenues.

Our success depends on the continued active participation of our executive officers and key operating personnel. The loss of the services of any one of these persons could adversely affect our operations.

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. If either of these events occurred for a significant period of time, our financial condition and results of operations could be adversely impacted.

A substantial number of our employees are members of labor unions. Although we expect to renew our union contracts without incident, if we are unable to negotiate acceptable new contracts with our unions in the future, we could experience strikes or other work stoppages by the affected employees, and new contracts could result in increased operating costs attributable to both union and non-union employees. If any such strikes or other work stoppages were to occur, or if our other employees were to become represented by unions, we could experience a significant disruption of our operations and higher ongoing labor costs.

We are subject to government regulations that may adversely affect our future operations.

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

    - construction and equipping of production platforms and other marine facilities;

    -    marine vessel safety;

    -    currency conversions and repatriation;

    -    oil exploration and development;

    -    taxation of foreign earnings and earnings of expatriate personnel; and

    -    use of local employees and suppliers by foreign contractors.

In addition, our Marine Construction Services segment depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect the operations of our Marine Construction Services segment by limiting the demand for its services. We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Environmental laws and regulations and civil liability for contamination of the environment or related personal injuries may result in increases in our operating costs and capital expenditures and decreases in our earnings and cash flow.

Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of former nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. See Section J. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from contamination of the environment or personal injuries caused by releases of hazardous substances into the environment. For a discussion of civil proceedings of this nature in which we are currently involved, see Item 3 -- Legal Proceedings.

We are subject to other risks that we discuss in other sections of this annual report.

For discussions of various factors that affect the demand for our products and services in our four segments, see the discussions under the heading "Factors Affecting Demand" in each of Sections B., C., D. and E. For a discussion of our insurance coverages and uninsured exposures, see Section H. For discussions of various legal proceedings in which we are involved, in addition to those we refer to above, see Item 3 -- Legal Proceedings. In addition to the risks we describe or refer to above, we are subject to other risks, contingencies and uncertainties, including those we have referred to under the heading "Cautionary Statement Concerning Forward-Looking Statements" in Section L.

L. CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

In addition, various statements this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Items 1 and 2 - "Business and Properties" and Item 3 - "Legal Proceedings" in Part I of this report and in
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

    -    general economic and business conditions and industry trends;

    -    the continued strength of the industries in which we are involved;

    - decisions about offshore developments to be made by oil and gas companies;

    -    the deregulation of the U.S. electric power market;

    -    the highly competitive nature of our businesses;

    - our future financial performance, including availability, terms and deployment of capital;

    -    the continued availability of qualified personnel;

    - changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings, including the results of ongoing governmental investigations and related civil lawsuits involving alleged anticompetitive practices in our marine construction business;

    - estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings involving B&W and certain of its subsidiaries;

    -    changes in existing environmental regulatory matters;

    -    rapid technological changes;

    - difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

    - social, political and economic situations in foreign countries where we do business;

    -    effects of asserted and unasserted claims; and

    -    our ability to obtain surety bonds and letters of credit.

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

Item 3.  LEGAL PROCEEDINGS

In March 1997, we, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema") and the heavy-lift business of JRM. Upon becoming aware of these allegations, we notified authorities, including the Antitrust Division of the DOJ, the SEC and the European Commission. As a result of our prompt disclosure of the allegations, JRM, certain other affiliates and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the DOJ for any anti-competitive acts involving worldwide heavy-lift activities. In June 1999, the DOJ agreed to our request to expand the scope of the immunity to include a broader range of our marine construction activities and affiliates. We have cooperated fully with the investigations of the DOJ and the SEC into these matters. In February 2001, we were advised that the SEC has terminated its investigation and no enforcement action has been recommended.

On becoming aware of the allegations involving HeereMac, we initiated action to terminate JRM's interest in HeereMac, and, on December 19, 1997, Heerema acquired JRM's interest in exchange for cash and title to several pieces of equipment. On December 21, 1997, HeereMac and one of its employees pled guilty to criminal charges by the DOJ that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, the North Sea and the Far East. HeereMac and the HeereMac employee were fined $49,000,000 and $100,000, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the DOJ investigation. Neither MII, JRM nor any of their officers, directors or employees was a party to those proceedings.

In July 1999, a former JRM officer pled guilty to charges brought by the DOJ that he participated in an international bid-rigging conspiracy for the sale of marine construction services. In May 2000, another former JRM officer was indicted by the DOJ for participating in a bid-rigging conspiracy for the sale of marine construction services in the Gulf of Mexico. His trial was held in February 2001 and at the conclusion of the Government's case, the presiding Judge directed a judgment of acquittal. Also in February 2001, we were advised that the SEC has terminated its investigation and no enforcement action has been recommended.

We have cooperated with the DOJ in its investigation. The DOJ also has requested additional information from us relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which was renamed J. Ray McDermott Middle East, Inc.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the Fifth Circuit Court of Appeal. The Fifth Circuit affirmed the district court decision in February 2000 and Statoil has filed a motion for rehearing en banc. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied. A court hearing to set a trial schedule has been set in the Phillips Litigation.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Shell Litigation due to the Texas district court's lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non-heavy lift marine construction activity claims against the defendants. Currently, we are awaiting the court's decision on our motion to dismiss the foreign claims.

As a result of the initial allegations of wrongdoing in March 1997, we formed and have continued to maintain a special committee of our Board of Directors to monitor and oversee our investigation into all of these matters.

It is not possible to predict the ultimate outcome of the DOJ investigation, our internal investigation, the above-referenced lawsuits or any actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. These matters could result in civil and criminal liability and have a material adverse effect on our consolidated financial position and results of operations.

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

In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8,000,000 for which it seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. We believe that all claims under the Hall Litigation will be resolved within the limits of coverage of our insurance policies; but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

In December 1999 and early 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of the complaints alleged that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint sought relief, including unspecified compensatory damages and an award for costs and expenses. The four cases were subsequently consolidated. In June 2000, the plaintiffs filed a consolidated amended complaint, and in July 2000, we filed a motion to dismiss all claims asserted in that complaint. In September 2000, the District Court dismissed with prejudice the plaintiffs' consolidated amended complaint for failure to state a claim upon which relief can be granted, which dismissal the plaintiffs appealed to the U.S. Fifth Circuit Court of Appeal in October 2000. We believe the substantive allegations contained in the consolidated amended complaint are without merit and intend to continue defending against these claims vigorously.

In December 1998, JRM was in the process of installing a deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. As a result, Texaco has withheld payment to JRM of $23,000,000 due under the installation contract, and, in January 2000, JRM instituted an arbitration proceeding against Texaco seeking the amount owed. Texaco has countered in the arbitration, claiming consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor. Texaco has also filed a lawsuit against a number of other parties, claiming that they are responsible for the incident. It is our position that the contract between the parties prohibits Texaco's claims against JRM and JRM is entitled to the amount withheld.

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

See Note 20 to the consolidated financial statements regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2000.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange. High and low stock prices and dividends we declared in the nine-month period ended December 31, 1999 and the year ended December 31, 2000 were as follows:

                    NINE-MONTH PERIOD ENDED DECEMBER 31, 1999


                                  SALES PRICE                CASH
                                  -----------              DIVIDENDS
QUARTER ENDED               HIGH              LOW          DECLARED
-------------               ----              ---          --------
June 30, 1999           $  32 - 1/2       $       24     $      0.05
September 30, 1999      $ 29 - 7/16       $ 19 - 3/8     $      0.05
December 31, 1999       $  20 - 3/4       $  7 - 1/4     $      0.05

                          YEAR ENDED DECEMBER 31, 2000


                                           SALES PRICE                        CASH
                                           -----------                      DIVIDENDS
QUARTER ENDED                        HIGH                LOW                DECLARED
-------------                        ----                ---                --------
March 31, 2000                   $ 13 - 9/16         $ 8 - 9/16             $ 0.05
June 30, 2000                    $ 10 - 1/2            $7 - 1/2             $ 0.05
September 29, 2000               $ 12 - 1/16         $ 7 - 3/16             $   -
December 29, 2000                $12 - 11/16         $ 7 - 11/16            $   -

In the third quarter of 2000, MII's Board of Directors determined to suspend the payment of regular dividends on MII's common stock for an indefinite period.

As of December 31, 2000, there were approximately 4,110 record holders of our common stock.

Item 6. SELECTED FINANCIAL DATA

                                                                               For the
                                                                              Nine-Month
                                                   For the Years Ended       Period Ended
                                                       December 31,          December 31,    For the Fiscal Years Ended March 31,
                                                  2000(1)         1999           1999          1999         1998           1997
                                                  -------         ----           ----          ----         ----           ----
                                                              (Unaudited)
                                                                       (In thousands, except for per share amounts)
Revenues                                       $ 1,877,753    $ 2,640,456    $ 1,891,088   $ 3,149,985   $ 3,674,635   $ 3,150,850
Income (Loss) before Extraordinary Item        $   (22,082)   $   (22,944)   $       440   $   192,081   $   215,690   $  (206,105)
Net Income (Loss)                              $   (22,082)   $   (61,663)   $       440   $   153,362   $   215,690   $  (206,105)
Basic Earnings (Loss) per Common Share:
  Income (Loss) before Extraordinary Item      $     (0.37)   $     (0.39)   $      0.01   $      3.25   $      3.74   $     (3.95)
  Net Income (Loss)                            $     (0.37)   $     (1.05)   $      0.01   $      2.60   $      3.74   $     (3.95)
Diluted Earnings (Loss) per Common Share:
  Income (Loss) before Extraordinary Item      $     (0.37)   $     (0.39)   $      0.01   $      3.16   $      3.48   $     (3.95)
  Net Income (Loss)                            $     (0.37)   $     (1.05)   $      0.01   $      2.53   $      3.48   $     (3.95)
Total Assets                                   $ 2,025,126    $ 3,874,891    $ 3,874,891   $ 4,305,520   $ 4,501,130   $ 4,599,482

Long-Term Debt                                 $   323,157    $   323,014    $   323,014   $   323,774   $   598,182   $   667,174
Subsidiary's Redeemable Preferred Stocks                --             --             --            --       155,358       170,983
                                               -----------    -----------    -----------   -----------   -----------   -----------
Total                                          $   323,157    $   323,014    $   323,014   $   323,774   $   753,540   $   838,157
Cash Dividends per Common Share                $      0.10    $      0.20    $      0.15   $      0.20   $      0.20   $      0.60

(1) Effective February 22, 2000, our consolidated financial results exclude the results of B&W and its consolidated subsidiaries.

See Note 18 to the consolidated financial statements for significant items included in the year ended December 31, 2000 and the nine-month period ended December 31, 1999.

Our results for the fiscal year ended March 31, 1999 include:

    -    a gain on the dissolution of a joint venture of $37,390,000;

    - a gain on the settlement and curtailment of postretirement benefit plans of $27,642,000;

    -    interest income of $18,630,000 on domestic tax refunds;

    -    a gain of $12,000,000 from the sale of assets of a joint venture;

    - an $8,000,000 settlement of punitive damage claims in a civil suit associated with a Pennsylvania facility we formerly operated;

    -    an extraordinary loss on the retirement of debt of $38,719,000;

    - a loss of $85,185,000 for estimated costs relating to estimated future non-employee asbestos claims;

    -    losses of $21,897,000 related to impairment of assets and goodwill;

    - various provisions of $20,327,000 related to potential settlements of litigation and contract disputes; and

    -    the write-off of $12,600,000 of receivables from a joint venture.

Our results for the fiscal year ended March 31, 1998 include:

    - a gain of $96,059,000 from the sale of our interest in Sakhalin Energy Investment Company, Ltd.;

    - a gain of $33,072,000 from the sale of our interest in Universal Fabricators Incorporated;

    - a gain of $223,651,000 and a $61,637,000 distribution of earnings from the termination of the HeereMac joint venture;

    - impairment losses of $285,427,000, including a write-off of goodwill associated with the acquisition of OPI of $262,901,000; and

    -    a $5,419,000 provision for employee severance costs.

Our results for the fiscal year ended March 31, 1997 include:

    -    asset impairment losses of $54,642,000;

    - gains on asset disposals of $72,121,000, including the realization of $12,271,000 of the deferred gain on the sale of major marine vessels to HeereMac;

    - favorable workers' compensation cost adjustments and other insurance adjustments of $21,441,000;

    - a provision of $72,400,000 for estimated future non-employee asbestos claims;

    -    write-downs of equity investments totaling $25,875,000;

    - the $12,506,000 write-down of certain claims for which recovery was not probable; and

    -    a $10,285,000 provision related to employee severance costs.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" in Items 1 and 2 of
Part I of this report.

GENERAL

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world's major hydrocarbon producing regions. Our revenues from this segment reflect the variability associated with the timing of significant development projects. Although oil and gas prices have increased over the past year, this is not expected to have a significant impact on our Marine Construction Services' customers' exploration and production spending for the first half of 2001. Consequently, we do not expect our Marine Construction Services segment's revenues to increase significantly until the second half of 2001. During 2001, we should begin to see modest benefits from stronger marine construction results, followed by more substantial improvements in 2002. Although the timing of the award of many marine construction projects remains uncertain, we believe this segment's backlog should continue to increase for the foreseeable future.

The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As a result of reductions in the defense budget over the past several years, we do not expect this segment to experience any significant growth in the next three years. We expect this segment's backlog to remain relatively constant since it is the sole supplier to the U.S. Navy of nuclear fuel assemblies and major nuclear reactor components for the Naval Reactors Program. We currently expect the 2001 operating activity of this segment will be about the same as in 2000.

The revenues of our Industrial Operations segment are affected by variations in the business cycles in its customers' industries and the overall economy. Legislative and regulatory issues such as environmental regulations and fluctuations in U.S. Government funding patterns also affect this segment. We currently expect the 2001 operating activity of this segment will be about the same as in 2000.

The volume of work at JRM in the next quarter is not expected to be significantly greater than the December quarter. Under these conditions, it is not likely that the Marine Construction Services segment will generate sufficient revenues to cover its costs in the March 2001 quarter. However, operating income in our Government and Industrial Operations segments should offset these losses. After net interest expense, other expenses and taxes, we expect net results to be a loss in the next quarter. We expect profitability to improve in each of the final three quarters of 2001 as JRM markets recover and as the Y-12 and Pantex contracts recently awarded to BWXT increase income from investees in Government Operations during the second half of the year.

Effective February 22, 2000 and until B&W and its filing subsidiaries emerge from the Chapter 11 reorganization proceedings and the subsequent accounting is determined, we no longer consolidate B&W's and its subsidiaries' results of operations in our consolidated financial statements and our investment in B&W is presented on the cost method. Through February 21, 2000, B&W's and its subsidiaries' results are included in our segment results under Power Generation Systems - B&W (see Note 17 to the consolidated financial statements). B&W and its consolidated subsidiaries' pre-bankruptcy filing revenues of $155,774,000 and operating income of $7,951,000 are included in our consolidated financial results for the year ended December 31, 2000.

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

We derive a significant portion of our revenues from foreign operations. As a result, international factors, including variations in local economies and changes in foreign currency exchange rates affect our revenues and operating results. We attempt to limit our exposure to changes in foreign currency exchange rates by attempting to match anticipated foreign currency contract receipts with like foreign currency disbursements. To the extent that we are unable to match the foreign currency receipts and disbursements related to our contracts, we enter into forward contracts to reduce the impact of foreign exchange rate movements on our operating results. Because we generally do not hedge beyond our exposure, we believe this practice minimizes the impact of foreign exchange rate movements on our operating results.

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)

Marine Construction Services

Revenues increased $20,218,000 to $757,508,000 due to higher volumes in offshore activities in the Far East relating to the West Natuna project. Lower volumes in essentially all other geographic areas partially offset this increase.

Segment operating income decreased $76,895,000 from income of $43,361,000 to a loss of $33,534,000, primarily due to lower volumes and margins in North American activities including our Mexican ship repair business and in Eastern Hemisphere fabrication operations. The decrease also reflects the impact of the amortization of the goodwill associated with our purchase of the minority interest in JRM in June 1999. Higher volumes on the West Natuna project and potential litigation settlements recorded in the prior year partially offset these decreases.

Loss on asset disposals and impairments-net decreased $20,869,000 to $1,012,000. The loss in the prior year was due to impairment losses on fabrication facilities and fabrication and marine equipment. The prior year also included a write-off of goodwill associated with worldwide engineering and a Mexican shipyard.

Income (loss) from investees increased $12,739,000 from a loss of $9,873,000 to income of $2,866,000, primarily due to higher operating results and the recognition of a benefit on revisions to estimated withholding taxes in our Mexican joint venture. Lower operating results from our U.K. fabrication joint venture and our exit from our Far East joint venture partially offset these increases.

Backlog was $541,647,000 and $514,822,000, respectively, at December 31, 2000 and 1999.

Government Operations

Revenues increased $32,753,000 to $431,252,000, primarily due to higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government.

Segment operating income decreased $9,263,000 to $39,800,000, primarily due to a settlement relating to environmental restoration costs recorded in the prior year. This segment also experienced lower margins from management and operating contracts for U.S. Government-owned facilities and higher general and administrative expenses due to increased allocations. Higher volumes from nuclear fuel assemblies and reactor components for the U. S. Government and contract adjustments on a commercial nuclear environmental services contract in the prior year partially offset these decreases.

Income from investees increased $4,521,000 to $11,107,000, primarily due to higher operating results from a joint venture in Idaho. Lower operating results from a joint venture in Colorado partially offset this increase.

Backlog was $1,078,803,000 and $1,151,960,000, respectively, at December 31, 2000 and 1999. At December 31, 2000, this segment's backlog with the U.S. Government was $1,033,706,000 (of which $8,406,000 had not yet been funded).

Industrial Operations

Revenues increased $15,466,000 to $503,970,000, primarily due to higher volumes from plant maintenance activities in Canadian operations. Lower volumes from engineering activities in Canadian operations partially offset these increases.

Segment operating income decreased $553,000 to $10,693,000, primarily due to lower volumes from engineering activities in Canadian operations. Higher volumes and margins from plant maintenance activities in Canadian operations and lower general and administrative expenses partially offset these decreases.

Loss on asset disposals and impairments-net increased $775,000 to $830,000, primarily due to asset impairments at one of our research facilities.

Income (loss) from investees increased $2,071,000 from a loss of $1,967,000 to income of $104,000, primarily due to losses in the prior year from our joint venture located in Utah. This joint venture is now consolidated.

Backlog was $396,429,000 and $415,820,000, respectively, at December 31, 2000 and 1999.

Power Generation Systems

Revenues increased $33,456,000 to $33,794,000, primarily due to the acquisition of various business units of the Ansaldo Volund Group, an international power generation operation.

Segment operating loss increased $6,846,000 to $7,783,000, primarily due to costs incurred on the initial contracts of the Ansaldo Volund Group.

Loss from investees increased $9,477,000 to $24,630,000, primarily due to charges of $23,449,000, including approximately $12,000,000 related to financial guarantees, to exit certain foreign joint ventures. The prior year included the write-off of notes and accounts receivable from a foreign joint venture in Turkey.

Other Unallocated Items

Other unallocated items improved $73,194,000 from expense of $56,285,000 to income of $16,909,000, primarily due to provisions for estimated future non-employee products liability asbestos claims and reserves for potential litigation settlements recorded in the prior year. We also experienced favorable employee benefit adjustments, primarily attributable to income from over-funded pension plans, and lower general and administrative expenses. Initial reorganization expenses incurred by MII associated with the B&W Chapter 11 filing and provisions for foreign claims settlements partially offset these improvements.

Other Income Statement Items

Interest income decreased $24,303,000 to $27,121,000, primarily due to a decrease in investments.

Interest expense decreased $6,159,000 to $43,709,000, primarily due to changes in debt obligations and prevailing interest rates.

We no longer have minority interest, primarily due to the acquisition of the minority interest in JRM in the prior year.

Other-net improved $59,192,000 from expense of $45,536,000 to income of $13,656,000. This improvement was primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims recorded in the prior year and income from over funded pension plans from prior discontinued operations.

The provision for income taxes decreased $1,227,000 to $12,105,000, while the loss before provision for income taxes and extraordinary item increased $365,000 to $9,977,000. The decrease in the provision for income taxes was primarily the result of an increase in loss before provision for income taxes. Additionally, the change in the relationship of pretax income to the provision for income taxes primarily resulted from losses on foreign joint ventures with no corresponding tax benefits of $25,640,000 and $15,751,000 in the years ended December 31, 2000 and 1999, respectively. Non-deductible amortization of goodwill of $18,007,000 and $9,929,000, respectively, is included in the years ended December 31, 2000 and 1999. The goodwill was created by the premium we paid on the acquisition of the minority interest in JRM in June 1999. The current period also includes a benefit of $5,500,000 from a favorable tax settlement in a foreign jurisdiction. Income taxes in the year ended December 31, 2000 also include a provision of $3,800,000 for B&W for the pre-filing period and a tax benefit of $1,400,000 from the use of certain tax attributes in a foreign joint venture. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

NINE-MONTH PERIOD ENDED DECEMBER 31, 1999 VS. NINE-MONTH PERIOD ENDED DECEMBER 31, 1998 (UNAUDITED)

Marine Construction Services

Revenues decreased $542,280,000 to $490,719,000 due to lower volumes in essentially all geographic areas.

Segment operating income decreased $83,121,000 to $31,078,000, primarily due to the lower volumes and the amortization of the goodwill associated with our purchase of the public minority interest in JRM. Higher margins in North American offshore activities, higher margins in Middle Eastern procurement activities and lower general and administrative expenses partially offset these decreases.

Gain (loss) on asset disposals and impairments-net decreased $40,501,000 from a gain of $38,849,000 to a loss of $1,652,000. The gain in the prior period was primarily due to the termination of the McDermott-ETPM joint venture and the sale of three vessels.

Income (loss) from investees decreased $20,543,000 from income of $7,335,000 to a loss of $13,208,000, primarily due to lower operating results from our Mexican joint venture and the gain we realized in the prior period on the sale of assets in a Malaysian joint venture.

Government Operations

Revenues increased $15,793,000 to $306,282,000, primarily due to higher volumes from management and operating contracts for U.S. Government-owned facilities, nuclear fuel assemblies and reactor components for the U.S. Government and other government operations.

Segment operating income increased $9,710,000 to $28,581,000, primarily due to the $8,000,000 settlement we recorded in the prior period for punitive damages in a civil suit associated with a formerly operated Pennsylvania facility. We also generated higher margins from our commercial nuclear environmental services. Lower margins on management and operating contracts for U.S. Government-owned facilities and other government operations partially offset these increases.

Income from investees increased $2,498,000 to $4,322,000, primarily due to higher operating results from three joint ventures.

Industrial Operations

Revenues increased $60,984,000 to $366,582,000, primarily due to higher volumes of engineering and plant maintenance activities in our Canadian operations. Lower sales volumes from air-cooled heat exchangers and parts partially offset these increases.

Segment operating income decreased $5,660,000 to $8,513,000, primarily due to lower sales volumes and margins from air-cooled heat exchangers and parts and higher general and administrative expenses. Increased volumes of engineering and plant maintenance activities in our Canadian operations and reduced selling and marketing expenses partially offset these decreases.

Power Generation Systems

Revenues decreased $45,590,000 to $729,969,000, primarily due to lower volumes from the fabrication, repair and retrofit of existing facilities, boiler cleaning equipment, private power systems projects and industrial boilers. Higher volumes from replacement parts, nuclear services and replacement nuclear steam generators partially offset these decreases.

Segment operating income decreased $4,914,000 to $52,095,000, primarily due to lower volumes and margins from boiler cleaning equipment and private power systems projects, lower margins from the fabrication and erection of fossil fuel steam and environmental control systems and a lower volume of sales of industrial boilers. In addition, this segment experienced higher selling and marketing expenses. Higher volumes and margins from replacement parts and nuclear services and higher margins from fabrication, repair and retrofit services provided for existing facilities partially offset these decreases.

Income (loss) from investees decreased $6,893,000 from income of $6,255,000 to a loss of $638,000, primarily due to lower operating results in three foreign joint ventures and a payment we made relating to our decision to exit a joint venture in Turkey. Higher operating results from a joint venture operating in Pennsylvania partially offset these decreases.

Other Unallocated Expenses

Other unallocated expenses increased $5,280,000 to $6,509,000, primarily due to higher research and development and legal expenses. Lower employee benefit expenses partially offset these increases.

Other Income Statement Items

Interest income decreased $46,541,000 to $32,126,000, primarily due to interest income we recorded on settlement of disputed tax items with the IRS in the prior period and decreases in investments.

Interest expense decreased $13,394,000 to $35,743,000, primarily due to reductions in debt obligations and prevailing interest rates.

Minority interest expense decreased $55,690,000 to $5,679,000, primarily due to the purchase of the remaining publicly held shares of JRM by MII.

Our provision for income taxes increased $18,135,000 to $34,658,000, while our income before the provision for income taxes decreased $196,890,000 to $35,098,000. The change in the relationship of pretax income to the provision for income taxes primarily resulted from (1) a decrease in our tax expense of $17,925,000 in the prior period due to the change in our valuation allowance for deferred tax assets and (2) $21,367,000 we recorded in the prior period as a result of favorable tax settlements of disputed items in foreign jurisdictions. A decrease in income in non-tax jurisdictions also contributed to the change. The provision for the nine-month period ended December 31, 1999 reflects a non-deductible loss of $37,810,000 on the curtailment of a foreign pension plan and non-deductible amortization of goodwill of $9,929,000 created by the premium we paid on the acquisition of the minority interest in JRM. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax basis (for example, revenues versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

THE BABCOCK & WILCOX COMPANY

B&W and its subsidiaries conduct substantially all of the operations of our Power Generation Systems segment. The amount of revenues we generate from our Power Generation Systems segment primarily depends on capital spending by customers in the electric power generation industry. In that industry, persistent economic growth in the United States has brought the supply of electricity into approximate balance with energy demand, except during periods of peak demand. Electric power producers have generally been meeting these peaks with new combustion turbines rather than new base-load capacity. In January, 2001, the state of California experienced shortages of electricity during periods of peak demand. This has caused many power companies to re-examine their needs for new power plants and for improvements at existing power plants. Depending on the outcome of these studies, power companies may order new plants and may improve their existing plants. New U.S. emissions requirements have also prompted some customers to place orders for environmental equipment. Domestic demand for electrical power generation industry services and replacement nuclear steam generators continues at strong levels. The international markets remain unsettled. Economic and political instability in Asia has caused projects there to be delayed, suspended or cancelled. We currently expect the 2001 operating activity of this segment will be about the same as in 2000.

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $186,966,000 as of December 31, 2000 is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 20 to the consolidated financial statements for B&W's financial information at December 31, 2000.

In the year ended December 31, 2000:

     B&W's revenues increased $141,357,000 to $1,162,458,000, primarily due to higher volumes from the fabrication and erection of fossil fuel steam and environmental control systems and replacement parts. Lower volumes from fabrication, repair and retrofit of existing facilities, industrial boilers and private power systems partially offset these increases;

     B&W's operating income (loss) decreased $40,025,000 from income of $36,190,000 to a loss of $3,835,000, primarily due to lower margins from the fabrication and erection of fossil fuel steam and environmental control systems and private power systems. B&W also recorded additional charges to substantially completed original equipment contracts still under warranty or in dispute resolution with primarily international customers. In addition, B&W experienced lower volumes and margins from the fabrication, repair and retrofit of existing facilities and industrial boilers, lower margins from replacement parts and reorganization expenses associated with the Chapter 11 filing. Provisions for estimated future non-employee products liability asbestos claims in the prior year partially offset these decreases. In addition, B&W experienced lower general and administrative expenses due to decreases in allocations;

     Interest income decreased $8,134,000 to $4,051,000, primarily due to interest income on domestic tax refunds in the prior period;

     Other-net improved $45,378,000 from expense of $44,945,000 to income of $433,000, primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims in the prior period.

B&W's backlog at December 31, 2000 and 1999 was $1,030,628,000 and $1,202,949,000, respectively.

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into the DIP Credit Facility with a group of lenders, with Citibank, N.A. as administrative agent, for a three-year term. The facility is subject to certain financial and non-financial covenants. Presently, B&W cannot satisfy certain of these covenants and is negotiating with its lenders to obtain a waiver and/or an amendment to this facility. See Note 20 to the consolidated financial statements for further information on the DIP Credit Facility.

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries' operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of B&W to continue as a going concern is dependent upon its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a rejection of our plan of reorganization could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment in B&W. See Note 20 to the consolidated financial statements for more information.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2000, our cash and cash equivalents decreased $78,114,000 to $84,620,000 and total debt increased $9,990,000 to $419,503,000, primarily due to an increase in short-term borrowings of $9,676,000. During this period, we received cash of $134,819,000 from sales and maturities of investments and $4,778,000 from the sale of assets. We used cash of $114,449,000 for the purchase of investments, $49,066,000 in operating activities, $49,300,000 for additions to property, plant and equipment, $8,972,000 for dividends on MII's common stock and $2,707,000 for B&W Volund's acquisition of certain business units of the Ansaldo Volund Group.

At December 31, 2000 and 1999, we had available various uncommitted short-term lines of credit from banks totaling $12,819,000 and $72,766,000, respectively. At December 31, 1999, borrowings against these lines of credit were $4,148,000. There were no borrowings against these lines at December 31, 2000.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W is not currently in compliance with these requirements. B&W is currently negotiating with its banks to obtain a waiver and/or an amendment to this facility to permit it to borrow and/or obtain letters of credit even though it is currently not able to comply with some of these financial covenants. We anticipate that these negotiations will be successful. There were no borrowings under this facility at December 31, 2000. See Note 20 to the consolidated financial statements for further information on the DIP Credit Facility.

On February 21, 2000, we also entered into other financing arrangements providing financing to the balance of our operations. This financing, as amended on April 24, 2000, consists of the MII Credit Facility and a $200,000,000 credit facility for JRM and its subsidiaries (the "JRM Credit Facility"). Each facility is with a group of lenders, for which Citibank, N.A. is acting as the administrative agent.

The MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 to the borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit and may be used to reimburse issuers for drawings under certain outstanding letters of credit totaling $38,292,000 issued for the benefit of B&W and its subsidiaries. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $200,000,000. This facility is secured by a collateral account funded with various U.S. government securities with a marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings then outstanding. Borrowings against this facility at December 31, 2000 were $10,000,000. At March 12, 2001, borrowings under this facility were $50,000,000.

The JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200,000,000. The facility is subject to certain financial and non-financial covenants. Borrowings against this facility at December 31, 2000 were $50,000,000.

At December 31, 2000, we had total cash, cash equivalents and investments of $445,815,000. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of our investments at December 31, 2000 was $361,195,000. As of December 31, 2000, we had pledged approximately $43,408,000 fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements and $34,440,000 fair value of these investments to secure borrowings of $33,838,000 incurred under repurchase agreements. In addition, approximately $205,876,000 fair value of these investments were pledged to secure the MII Credit Facility. We had free cash available totaling approximately $45,000,000 at December 31, 2000.

In connection with B&W's bankruptcy filing, MII entered into a support agreement pursuant to which it agreed to provide MI with standby financial support on its interest payments on its (i) $225,000,000 in aggregate principal amount of 9.375% Notes due 2002, (ii) $9,500,000 in aggregate principal amount of Series A Medium Term Notes due 2003, (iii) $64,000,000 in aggregate principal amount of Series B Medium Term Notes due 2005, 2008 and 2023, and (iv) $17,000,000 in principal amount under a Pollution Control Note due 2009. MI is required to pay MII $5,000 per month under the support agreement which expires on March 15, 2002. MI's 9.375% notes with an aggregate principal amount of $225,000,000 are scheduled to mature on March 15, 2002. MI currently has insufficient cash and other liquid resources on hand to fund the repayment of its 9.375% notes. However, MI owns substantial subsidiaries outside the B&W

Chapter 11 filing, including BWXT which comprises our Government Operations segment and HPC which operates our heat exchanger business. In addition, MI has a financial asset pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). For the 2001 year, MI would be entitled to $249,637,000 on the exercise of all of its rights under that agreement, which would generate tax of $87,338,000. ( See Note 11 to the consolidated financial statements for a detailed description of the terms and conditions of the Intercompany Agreement.)

MI is currently exploring various alternatives relative to extending the maturity of its 9.375% notes, as well as other potential refinancing alternatives. Therefore, MI does not currently intend to exercise its right to sell under the Intercompany Agreement (although it may in the future elect to do so). There is no assurance, however, that MI's efforts to extend the maturity of or refinance these notes will be successful. In that case MI will have to consider exercising its rights under the Intercompany Agreement, selling all or a part of one or more of its operating subsidiaries, or some combination of these and other alternatives. MI's level of indebtedness and its lack of liquidity pose substantial risks to MI and the holders of its debt securities. See Section K of Items 1 and 2 -- Business and Properties -- Risk Factors and
Note 20 to the consolidated financial statements for further information on these notes.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 2000, substantially all the net assets of MI were subject to those restrictions. At December 31, 2000, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $72,000,000.

We have been notified by our two surety companies that they are no longer willing to issue bonds on our behalf. We obtain surety bonds in the ordinary course of business of several of our operations to secure contract bids and to meet the bonding requirements of various construction and other contracts with customers. We are currently negotiating with other surety companies. We expect to obtain the coverage we require through other surety companies as well as using our existing credit facilities for contract-related performance guarantees. We do not expect this situation to impact MII's liquidity negatively for the foreseeable future.

We expect to incur negative cash flows in the first two quarters of 2001, with the third and fourth quarters returning to a positive cash flow position. We expect to meet capital expenditure, working capital and debt maturity requirements from cash and cash equivalents and short-term borrowings.

MI and its subsidiaries are unable to incur additional long-term debt obligations under one of MI's public debt indentures, other than in connection with certain extension, renewal or refunding transactions (including an extension or refinancing of MI's 9.375% notes).

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

We believe that the bankruptcy filing and the weak Marine Construction Services markets have contributed to the reduction in our credit rating from BA1 to BA3 by Moody's Investor Service and BB to B by Standard & Poors and, consequently, could adversely impact our access to capital. As a result, we have assessed our ability to continue as a going concern and have concluded that we can continue to fund our operating activities and capital requirements for the foreseeable future.

At December 31, 2000, we had a valuation allowance for deferred tax assets of $15,478,000, which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that our remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of our deferred tax assets include the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in the tax planning strategies we have identified. We have considered these factors in determining our valuation allowance. We will continue to assess the adequacy of our valuation allowance on a quarterly basis.

We have evaluated and expect to continue evaluating possible strategic acquisitions, some of which may be material. At any given time we may be engaged in discussions or negotiations or enter into agreements relating to potential acquisition transactions.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require us to recognize all derivatives on our consolidated balance sheet at their fair values. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which adds to the guidance related to accounting for derivative instruments and hedging activities. We have determined that the adoption of SFAS No. 133, as amended by SFAS No. 138, will have no material effect on our consolidated financial position or results of operations.

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

We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of these obligations have fixed interest rates. We have exposure to changes in interest rates on our short-term uncommitted lines of credit and our unsecured and committed revolving credit facilities (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources). At December 31, 2000 and 1999, we had borrowed $60,000,000 and $4,148,000, respectively, against these short-term facilities.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. In order to manage the risks associated with foreign currency exchange fluctuations, we regularly hedge those risks with foreign currency forward contracts. We do not enter into speculative forward contracts.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates. The current year information does not include B&W, due to its deconsolidation effective February 22, 2000.

                      Principal Amount by Expected Maturity
                                 (In thousands)

At December 31, 2000:                                                                                               Fair Value
                                                    Years Ending December 31,                                     at December 31,
                               2001        2002        2003        2004        2005      Thereafter      Total         2000
     Investments             $203,715    $ 45,081    $ 97,740    $  5,100    $ 15,320     $     --     $366,956      $361,062
     Average Interest Rate       5.76%       5.40%       5.20%       5.00%       5.50%
     Long-term Debt-
        Fixed Rate                 --    $226,866    $  9,500          --    $ 11,500     $ 75,820     $323,686      $297,832
     Average Interest Rate                   9.33%       9.00%                   7.81%        8.20%

At December 31, 1999:                                                                                               Fair Value
                                                    Years Ending December 31,                                     at December 31,
                               2000        2001        2002        2003        2004      Thereafter      Total         1999
     Investments             $101,056    $120,831    $ 39,220    $ 97,740    $ 10,278     $ 17,544     $386,669      $375,745
     Average Interest Rate       5.08%       5.64%       5.19%       5.20%       6.01%        5.50%
     Long-term Debt-
        Fixed Rate                 --          --    $225,000    $  9,500          --     $ 84,175     $318,675      $317,650
     Average Interest Rate                              9.375%       9.00%                    8.24%
     Long-term Debt-
        Variable Rate        $     25    $     25    $     25    $     25    $     25     $  4,634     $  4,759      $  4,759
     Average Interest Rate       5.65%       5.65%       5.65%       5.65%       5.65%        5.65%

Exchange Rate Sensitivity

The following tables provide information about our foreign currency forward contracts and present such information in U.S. dollar equivalents. The tables present notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitute a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

                      Contract Amount by Expected Maturity
                                 (In thousands)

At December 31, 2000:                                                                                   Fair Value
                                                    Years Ending December 31,                         at December 31,
                                2001        2002        2003        2004        2005         Total         2000
     Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:
     Australian Dollar        $  2,423    $ 10,611          --          --          --     $ 13,034      $    77
        Average Contractual
        Exchange Rate            0.553       0.551
     Euro                     $ 10,735         928          --          --          --     $ 11,663      $    31
        Average Contractual
        Exchange Rate            0.945        .899

     Forward Contracts to Sell Foreign Currencies for U.S. Dollars:
     Euro                     $    484    $    163          --          --          --     $    647      $   (23)
        Average Contractual
        Exchange Rate            0.902       0.908
     Pound Sterling           $  3,308    $     --          --          --          --     $  3,308      $    37
        Average Contractual
        Exchange Rate            1.500

At December 31, 1999:                                                                                   Fair Value
                                                   Years Ending December 31,                          at December 31,
                                2000        2001        2002        2003        2004         Total        1999
     Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:
     Canadian Dollar          $ 42,961    $ 74,329    $ 46,664    $  9,530    $ 11,562     $185,046      $ 1,997
        Average Contractual
        Exchange Rate            1.465       1.453       1.467       1.470       1.466
     Japanese Yen             $  3,665          --          --          --          --     $  3,665      $    70
        Average Contractual
        Exchange Rate            103.8
     Singapore Dollar         $  3,027          --          --          --          --     $  3,027      $    39
        Average Contractual
        Exchange Rate            1.685
     Indo Rupiah              $  1,441          --          --          --          --     $  1,441      $   315
        Average Contractual
        Exchange Rate           8666.1
     Euro                     $    514          --          --          --          --     $    514      $   (39)
        Average Contractual
        Exchange Rate            1.101

     Forward Contracts to Sell Foreign Currencies for U.S. Dollars:
     Canadian Dollar          $ 19,658    $ 15,972    $  9,152          --          --     $ 44,782      $    30
        Average Contractual
        Exchange Rate            1.436       1.457       1.457
     French Franc             $  1,318    $  2,423          --          --          --     $  3,741      $   318
        Average Contractual
        Exchange Rate            5.872       5.745


THE BABCOCK & WILCOX COMPANY

Currently, B&W's operations are subject to the jurisdiction of the Bankruptcy Court and, as a result, our access to cash flows of B&W and its subsidiaries' is restricted. B&W has exposure to market risk from changes in interest rates related primarily to its investment portfolio, which is primarily comprised of investments in U.S. government obligations and other highly liquid debt securities denominated in U.S. dollars with maturities of three months or less. The fair value of B&W's investments at December 31, 2000 was $66,373,000, which was equal to amortized cost.

Interest Rate Sensitivity

B&W has exposure to changes in interest rates on the DIP Credit Facility. At December 31, 2000, B&W had no borrowings against this facility. B&W also has exposure to changes in interest rates on its long-term debt obligation which totaled $4,717,000 at December 31, 2000. This debt currently bears interest at 5.30%, matures $50,000 per year over the next five years and has an estimated fair value of $4,717,000.

B&W has operations in foreign locations, and, as a result, its financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. In order to manage the risks associated with foreign currency exchange fluctuations, B&W regularly hedges those risks with foreign currency forward contracts. B&W does not enter into speculative forward contracts.

Exchange Rate Sensitivity

The following table provides information about B&W's foreign currency forward contracts and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

                      Contract Amount by Expected Maturity
                                 (In thousands)

At December 31, 2000:                                                                                   Fair Value
                                                     Years Ending December 31,                        at December 31,
                                2001        2002        2003        2004        2005         Total         2000
     Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:
     Canadian Dollar          $ 81,077    $ 49,508    $  9,530    $ 11,562    $     --     $151,677      $(3,434)
        Average Contractual
        Exchange Rate            1.455       1.462       1.470       1.466
     Japanese Yen             $  3,495          --          --          --          --     $  3,495      $  (140)
        Average Contractual
        Exchange Rate           108.85
     Danish Kroner            $  2,314          --          --          --          --     $  2,314      $   (27)
        Average Contractual
        Exchange Rate            7.887
     Euro                     $  1,145          --          --          --          --     $  1,145      $    26
        Average Contractual
        Exchange Rate            0.912

     Forward Contracts to Sell Foreign Currencies for U.S. Dollars:
     Canadian Dollar          $ 33,857    $  2,676          --          --          --     $ 36,533      $   697
        Average Contractual
        Exchange Rate            1.469       1.457
     Euro                     $  3,020          --          --          --          --     $  3,020      $   339
        Average Contractual
        Exchange Rate            1.086

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of McDermott International, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the nine-month period ended December 31, 1999, and the fiscal year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the consolidated financial statements, in late 1999, The Babcock & Wilcox Company ("B&W"), a subsidiary of the Company, experienced a greater-than-anticipated increase in the amounts demanded to settle certain asbestos-related claims. As a result, on February 22, 2000, B&W filed a voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Those increased demands and the Chapter 11 filing result in increased uncertainty with respect to the amounts, means, and timing of the ultimate settlement of asbestos-related claims and the recovery of the Company's net investment in B&W, which was $186,966,000 at December 31, 2000. A subsidiary of the Company has $225 million of debt scheduled to mature on March 15, 2002. As described in Note 20 to the consolidated financial statements, the inability to refinance or extend this debt could have a material adverse impact on the Company.




PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 23, 2001

                          McDERMOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                           December 31,
                                                                       2000           1999
                                                                         (In thousands)
Current Assets:
   Cash and cash equivalents                                        $   84,620     $  162,734
   Investments                                                          34,440        111,104
   Accounts receivable - trade, net                                    181,422        429,573
   Accounts receivable - unconsolidated affiliates                      31,155         21,406
   Accounts receivable - other                                          54,662        167,291
   Environmental and products liabilities recoverable - current          1,527        232,618
   Contracts in progress                                                90,142        159,369
   Inventories                                                          11,733         57,488
   Deferred income taxes                                                56,805         93,629
   Other current assets                                                 28,022         33,596
---------------------------------------------------------------------------------------------

     Total Current Assets                                              574,528      1,468,808
---------------------------------------------------------------------------------------------

Property, Plant and Equipment:
   Land                                                                 21,274         22,689
   Buildings                                                           143,461        200,348
   Machinery and equipment                                           1,038,659      1,140,338
   Property under construction                                          36,160         76,121
---------------------------------------------------------------------------------------------

                                                                     1,239,554      1,439,496
   Less accumulated depreciation                                       874,198      1,001,699
---------------------------------------------------------------------------------------------

     Net Property, Plant and Equipment                                 365,356        437,797
---------------------------------------------------------------------------------------------

Investments:
   Government obligations                                              280,208        159,005
   Other investments                                                    46,547        105,704
---------------------------------------------------------------------------------------------

     Total Investments                                                 326,755        264,709
---------------------------------------------------------------------------------------------

Environmental and Products Liabilities Recoverable                          --        942,982
---------------------------------------------------------------------------------------------

Investment in The Babcock & Wilcox Company                             186,966             --
---------------------------------------------------------------------------------------------

Goodwill Less Accumulated Amortization
   of $79,871,000 and $118,878,000 at
   December 31, 2000 and 1999, respectively                            350,939        444,220
---------------------------------------------------------------------------------------------

Prepaid Pension Costs                                                  134,307        111,114
---------------------------------------------------------------------------------------------

Other Assets                                                            86,275        205,261
---------------------------------------------------------------------------------------------

         TOTAL                                                      $2,025,126     $3,874,891
=============================================================================================


See accompanying notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               December 31,
                                                                          2000             1999
                                                                          ----             ----
                                                                             (In thousands)
Current Liabilities:
   Notes payable and current maturities of long-term debt             $    96,346      $    86,499
   Accounts payable                                                       114,184          185,465
   Accounts payable to The Babcock & Wilcox Company, net                   22,572               --
   Environmental and products liabilities - current                         6,162          281,787
   Accrued employee benefits                                               57,578           96,235
   Accrued liabilities - other                                            229,014          301,105
   Accrued contract cost                                                   32,867           81,586
   Advance billings on contracts                                           71,612          231,421
   U.S. and foreign income taxes payable                                   29,391           38,308
--------------------------------------------------------------------------------------------------

     Total Current Liabilities                                            659,726        1,302,406
--------------------------------------------------------------------------------------------------

Long-Term Debt                                                            323,157          323,014
--------------------------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation                              28,276          112,132
--------------------------------------------------------------------------------------------------

Environmental and Products Liabilities                                     10,294        1,072,969
--------------------------------------------------------------------------------------------------

Other Liabilities                                                         227,070          272,484
--------------------------------------------------------------------------------------------------

Commitments and Contingencies

Minority Interest                                                              --               28
--------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 62,582,382 and 61,625,434 at
     December 31, 2000 and 1999, respectively                              62,582           61,625
  Capital in excess of par value                                        1,062,511        1,048,848
  Accumulated deficit                                                    (230,902)        (208,904)
  Treasury stock at cost, 2,005,042 and 2,000,614 shares at
     December 31, 2000 and 1999, respectively                             (62,736)         (62,731)
  Accumulated other comprehensive loss                                    (54,852)         (46,980)
--------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                           776,603          791,858
--------------------------------------------------------------------------------------------------

         TOTAL                                                        $ 2,025,126      $ 3,874,891
==================================================================================================

                          McDERMOTT INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                                            Nine-Month      Fiscal Year
                                                                   Year Ended              Period Ended        Ended
                                                                  December 31,             December 31,      March 31,
                                                             2000             1999             1999            1999
                                                             ----             ----             ----            ----
                                                                          (Unaudited)
                                                                       (In thousands, except per share amounts)
Revenues                                                 $ 1,877,753      $ 2,640,456      $ 1,891,088      $ 3,149,985
-----------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
   Cost of operations (excluding depreciation
     and amortization)                                     1,603,771        2,139,670        1,517,090        2,543,121
   Depreciation and amortization                              63,890           96,117           67,649          101,390
   Selling, general and administrative expenses              195,227          305,264          218,940          314,347
   Reorganization charges                                      4,072               --               --               --
-----------------------------------------------------------------------------------------------------------------------
                                                           1,866,960        2,541,051        1,803,679        2,958,858
-----------------------------------------------------------------------------------------------------------------------

Gain (Loss) on Asset Disposals and Impairments - Net          (2,800)         (20,777)          (1,720)          17,910
-----------------------------------------------------------------------------------------------------------------------
Operating Income before Income (Loss)
   from Investees                                              7,993           78,628           85,689          209,037

Income (Loss) from Investees                                  (9,741)         (16,880)         (10,982)           8,379
-----------------------------------------------------------------------------------------------------------------------

Operating Income  (Loss)                                      (1,748)          61,748           74,707          217,416
-----------------------------------------------------------------------------------------------------------------------

Other Income (Expense):
   Interest income                                            27,121           51,424           32,126           97,965
   Interest expense                                          (43,709)         (49,868)         (35,743)         (63,262)
   Minority interest                                              --            9,648           (5,679)         (46,042)
   Curtailments and settlements of
     employee benefit plans                                   (5,297)         (37,028)         (37,028)          21,940
   Other-net                                                  13,656          (45,536)           6,715          (40,739)
-----------------------------------------------------------------------------------------------------------------------
                                                              (8,229)         (71,360)         (39,609)         (30,138)
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) before Provision for (Benefit from)
   Income Taxes and Extraordinary Item                        (9,977)          (9,612)          35,098          187,278

Provision for (Benefit from) Income Taxes                     12,105           13,332           34,658           (4,803)
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) before Extraordinary Item                      (22,082)         (22,944)             440          192,081

Extraordinary Item                                                --          (38,719)              --          (38,719)
-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                        $   (22,082)     $   (61,663)     $       440      $   153,362
=======================================================================================================================

Net Income (Loss) Applicable to Common Stockholders      $   (22,082)     $   (61,663)     $       440      $   153,362
=======================================================================================================================

Earnings (Loss) per Common Share:
   Basic:
      Income (Loss) before Extraordinary Item            $     (0.37)     $     (0.39)     $      0.01      $      3.25
      Net Income (Loss)                                  $     (0.37)     $     (1.05)     $      0.01      $      2.60
   Diluted:
      Income (Loss) before Extraordinary Item            $     (0.37)     $     (0.39)     $      0.01      $      3.16
      Net Income (Loss)                                  $     (0.37)     $     (1.05)     $      0.01      $      2.53
-----------------------------------------------------------------------------------------------------------------------

Cash Dividends:
   Per Common Share                                      $      0.10      $      0.20      $      0.15      $      0.20
=======================================================================================================================

See accompanying notes to consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                                                           Nine-Month    Fiscal Year
                                                                                      Year Ended          Period Ended      Ended
                                                                                      December 31,        December 31,     March 31,
                                                                                   2000        1999          1999           1999
                                                                                   ----        ----          ----           ----
                                                                                             (Unaudited)
                                                                                                   (In thousands)
Net Income (Loss)                                                               $ (22,082)   $ (61,663)    $     440      $ 153,362
------------------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss):
 Currency translation adjustments:
   Foreign currency translation adjustments                                       (11,615)       1,534         4,061           (856)
   Reclassification adjustment for purchase of
     minority interest in JRM in the nine-month period
     ended December 31, 1999                                                           --       (5,695)       (5,695)
   Sales of investments in foreign entities                                        (6,077)          --            --         15,596
 Minimum pension liability adjustment:
   Deconsolidation of The Babcock & Wilcox Company                                  2,562           --            --             --
   Net of taxes (benefits) of ($1,250,000), $2,208,000, $1,417,000 and $791,000 in the years ended December 31, 2000 and 1999, the nine-month period ended December 31, 1999 and the
     fiscal year ended March 31,  1999, respectively                                2,372       (3,124)       (2,066)        (1,058)
 Unrealized gains (losses) on investments:
   Unrealized gains (losses) arising during the period, net of taxes
     (benefits) of $210,000, ($375,000), ($391,000) and $3,000 in the years ended December 31, 2000 and 1999, the nine-month period ended December
     31, 1999 and the fiscal year ended March 31,1999, respectively                 4,887      (12,595)      (10,804)         1,887
   Reclassification adjustment for (gains) losses included in net income, net of taxes (benefits) of $8,000, ($3,000) and $11,000 in the year ended December 31, 1999, the nine-month period ended December
     31, 1999 and the fiscal year ended March 31, 1999, respectively                   --          (60)          169         (1,656)
------------------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss)                                                  (7,871)     (19,940)      (14,335)        13,913
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)                                                     $ (29,953)   $ (81,603)    $ (13,895)     $ 167,275
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Preferred Stock
                                                        Series C                Common Stock        Capital in
                                                  --------------------      ---------------------    Excess of
                                                  Shares     Par Value      Shares      Par Value    Par Value
                                                  ------     ---------      ------      ---------    ---------
                                                          (In thousands, except for share amounts)
Balance April 1, 1998                           2,875,000    $   2,875    56,607,861    $  56,608   $ 1,012,338
----------------------------------------------------------------------------------------------------------------

Net income                                             --           --            --           --            --
Minimum pension liability                              --           --            --           --            --
Gain on investments                                    --           --            --           --            --
Translation adjustments                                --           --            --           --            --
Common stock dividends                                 --           --            --           --            --
JRM equity transactions                                --           --            --           --         2,495
Exercise of stock options                              --           --       188,768          189         3,543
Tax benefit on stock options                           --           --            --           --         1,013
Restricted stock purchases - net                       --           --         2,025            2            --
Directors' stock plan                                  --           --        18,735           19           421
Redemption of preferred shares                         --           --        23,251           23           701
Conversion of Series C Preferred stock         (2,875,000)      (2,875)    4,077,890        4,078        (1,203)
Contributions to thrift plan                           --           --       229,245          229         5,813
Purchase of treasury shares                            --           --            --           --            --
Deferred career executive stock plan expense           --           --            --           --         3,272
----------------------------------------------------------------------------------------------------------------

Balance March 31, 1999                                 --           --    61,147,775       61,148     1,028,393

Net income                                             --           --            --           --            --
Minimum pension liability                              --           --            --           --            --
Loss on investments                                    --           --            --           --            --
Translation adjustments                                --           --            --           --            --
Common stock dividends                                 --           --            --           --            --
JRM equity transactions                                --           --            --           --           656
JRM merger                                             --           --        15,836           16        12,983
Exercise of stock options                              --           --        68,532           69         1,376
Tax benefit on stock options                           --           --            --           --           684
Restricted stock purchases - net                       --           --        93,785           93            --
Contributions to thrift plan                           --           --       299,506          299         4,686
Deferred career executive stock plan expense           --           --            --           --            70
----------------------------------------------------------------------------------------------------------------

Balance December 31, 1999                              --           --    61,625,434    $  61,625   $ 1,048,848

Net Loss                                               --           --            --           --            --
Minimum pension liability                              --           --            --           --            --
Gain on investments                                    --           --            --           --            --
Translation adjustments                                --           --            --           --            --
Common stock dividends                                 --           --            --           --            --
Exercise of stock options                              --           --         3,851            4         4,568
Vesting of deferred stock units                        --           --           947            1            --
Restricted stock purchases - net                       --           --        40,000           40           (42)
Directors stock plan                                   --           --         1,863            2            --
Contributions to thrift plan                           --           --       910,287          910         7,602
Sales of investments in foreign entities               --           --            --           --            --
Purchase of treasury shares                            --           --            --           --            --
Deferred career executive stock plan expense           --           --            --           --         1,535
----------------------------------------------------------------------------------------------------------------

Balance December 31, 2000                              --    $      --    62,582,382    $  62,582   $ 1,062,511
================================================================================================================

                                                               Accumulated
                                                                  Other                       Total
                                               Accumulated    Comprehensive    Treasury    Stockholders'
                                                 Deficit          Loss           Stock        Equity
                                                 -------          ----           -----        ------
                                                       (In thousands, except for share amounts)
Balance April 1, 1998                          $  (341,916)    $   (46,557)   $  (3,575)   $   679,773
-------------------------------------------------------------------------------------------------------

Net income                                         153,362              --           --        153,362
Minimum pension liability                               --          (1,058)          --         (1,058)
Gain on investments                                     --             231           --            231
Translation adjustments                                 --          14,740           --         14,740
Common stock dividends                             (11,878)             --           --        (11,878)
JRM equity transactions                                 --              --           --          2,495
Exercise of stock options                               --              --           --          3,732
Tax benefit on stock options                            --              --           --          1,013
Restricted stock purchases - net                        --              --           --              2
Directors' stock plan                                   --              --           --            440
Redemption of preferred shares                          --              --           --            724
Conversion of Series C Preferred stock                  --              --           --             --
Contributions to thrift plan                            --              --           --          6,042
Purchase of treasury shares                             --              --      (59,156)       (59,156)
Deferred career executive stock plan expense            --              --           --          3,272
-------------------------------------------------------------------------------------------------------

Balance March 31, 1999                            (200,432)        (32,644)     (62,731)       793,734

Net income                                             440              --           --            440
Minimum pension liability                               --          (2,066)          --         (2,066)
Loss on investments                                     --         (10,635)          --        (10,635)
Translation adjustments                                 --          (1,635)          --         (1,635)
Common stock dividends                              (8,912)             --           --         (8,912)
JRM equity transactions                                 --              --           --            656
JRM merger                                              --              --           --         12,999
Exercise of stock options                               --              --           --          1,445
Tax benefit on stock options                            --              --           --            684
Restricted stock purchases - net                        --              --           --             93
Contributions to thrift plan                            --              --           --          4,985
Deferred career executive stock plan expense            --              --           --             70
-------------------------------------------------------------------------------------------------------

Balance December 31, 1999                      $  (208,904)    $   (46,980)   $ (62,731)   $   791,858

Net Loss                                           (22,082)             --           --        (22,082)
Minimum pension liability                               --           4,933           --          4,933
Gain on investments                                     --           4,887           --          4,887
Translation adjustments                                 --         (11,615)          --        (11,615)
Common stock dividends                              (5,993)             --           --         (5,993)
Exercise of stock options                               --              --           --          4,572
Vesting of deferred stock units                         --              --           --              1
Restricted stock purchases - net                        --              --           --             (2)
Directors stock plan                                    --              --           --              2
Contributions to thrift plan                            --              --           --          8,512
Sales of investments in foreign entities             6,077          (6,077)          --             --
Purchase of treasury shares                             --              --           (5)            (5)
Deferred career executive stock plan expense            --              --           --          1,535
-------------------------------------------------------------------------------------------------------

Balance December 31, 2000                      $  (230,902)    $   (54,852)   $ (62,736)   $   776,603
=======================================================================================================

See accompanying notes to the consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                 Nine-Month    Fiscal Year
                                                                           Year Ended           Period Ended      Ended
                                                                          December 31,          December 31,    March 31,
                                                                      2000           1999           1999          1999
                                                                      ----           ----           ----         ----
                                                                                 (Unaudited)
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                  $ (22,082)     $ (61,663)     $     440      $ 153,362
--------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                      63,890         96,117         67,649        101,390
   Income or loss of investees, less dividends                        23,850         22,568         15,188         20,271
   (Gain) loss on asset disposals and impairments - net                2,800         20,777          1,720        (17,910)
   Provision for (benefit from) deferred taxes                        21,572        (15,737)         5,432        (29,725)
   Extraordinary loss                                                     --         38,719             --         38,719
   Deconsolidation of The Babcock & Wilcox Company                   (19,424)            --             --             --
   Other                                                              12,880          2,209          1,858          3,805
   Changes in assets and liabilities, net of effects
    from acquisitions and divestitures:
     Accounts receivable                                              29,554        (56,367)       (43,704)        79,553
     Accounts payable                                                 12,148        (29,168)       (13,194)      (100,835)
     Inventories                                                      (4,134)           591         (4,784)        10,305
     Net contracts in progress and advance billings                  (18,231)       (11,649)        10,641         31,470
     Income taxes                                                    (16,499)        (5,955)        (2,943)           627
     Accrued liabilities                                             (40,680)        14,724         11,031         41,238
     Products and environmental liabilities                          (10,332)       108,197         42,550         49,133
     Other, net                                                      (87,023)       (46,427)       (35,627)       (45,670)
Proceeds from insurance for products liability claims                 26,427        206,757        169,523        191,728
Payments of products liability claims                                (23,782)      (279,904)      (230,998)      (227,176)
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (49,066)         3,789         (5,218)       300,285
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of minority interest                                          --       (528,215)      (528,215)            --
Acquisitions                                                          (2,707)            --             --             --
Purchases of property, plant and equipment                           (49,300)       (86,294)       (52,801)       (78,787)
Purchases of available-for-sale securities                          (114,449)      (244,640)       (97,627)      (827,371)
Maturities of available-for-sale securities                          108,437        251,458        404,982        664,183
Sales of available-for-sale securities                                26,382        728,920        213,330        339,478
Proceeds from asset disposals                                          4,778         18,607          3,577        145,161
Investments in equity investees                                       (1,132)       (11,891)        (7,190)            88
Other                                                                     --           (663)            --             --
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (27,991)       127,282        (63,944)       242,752
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt                                                 (2)      (311,879)       (30,868)      (326,921)
Increase (decrease) in short-term borrowing                            9,676         86,412         86,412        (30,954)
Issuance of common stock                                                  47          1,889          1,538          4,173
Issuance of subsidiary's stock                                            --          4,063          3,253          2,127
Acquisition of subsidiary's common stock                                  --             --             --        (58,272)
Acquisition of subsidiary's preferred stock                               --             --             --       (154,633)
Dividends paid                                                        (8,972)       (11,838)        (8,889)       (13,810)
Purchase of McDermott International, Inc. stock                           (5)            --             --        (59,156)
Other                                                                   (999)        (4,125)        (1,436)        (3,686)
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (255)      (235,478)        50,010       (641,132)
--------------------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                (802)         1,832            383          1,722
--------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (78,114)      (102,575)       (18,769)       (96,373)
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     162,734        265,309        181,503        277,876
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  84,620      $ 162,734      $ 162,734      $ 181,503
==========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amount capitalized)                            $  44,872      $  59,397      $  31,548      $  68,317
   Income taxes (net of refunds)                                   $  12,402      $  55,600      $  42,262      $  44,044
==========================================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Transfer of accounts receivables sold under a purchase and
     sale agreement from secured borrowings to sales treatment     $      --      $      --      $      --      $  56,929
==========================================================================================================================

See accompanying notes to consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States ("GAAP"). These consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but have significant influence over. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at December 31, 2000.

McDermott International, Inc. ("MII") is the parent company of the McDermott group of companies, which includes:

     - J. Ray McDermott, S.A. ("JRM"), a Panamanian subsidiary of MII, and its consolidated subsidiaries;

     - McDermott Incorporated ("MI"), a Delaware subsidiary of MII, and its consolidated subsidiaries;

     - Babcock & Wilcox Investment Company ("BWICO"), a Delaware subsidiary of MI;

     - BWX Technologies, Inc. ("BWXT"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries; and

     - The Babcock & Wilcox Company ("B&W"), an unconsolidated Delaware subsidiary of BWICO.

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

Due to the bankruptcy filing, beginning on February 22, 2000, we no longer consolidate B&W financial results in our consolidated financial statements, and our investment in B&W is presented on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based on the applicable circumstances and facts at such time, including the terms of any plan of reorganization. The filing results in increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of MII's net investment in B&W which was $186,966,000 at December 31, 2000. At December 31, 2000, the MII's investment exceeds the underlying net assets of B&W by $13,749,000. See
Note 20 for further information on B&W's asbestos liabilities and condensed consolidated financial information of B&W.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from those estimates. Variances could result in a material effect on our results of operations and financial position in future periods.

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

Foreign Currency Translation

We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss. We report foreign currency transaction gains and losses in income. We have included in other income (expense) transaction gains (losses) of $3,533,000, ($1,651,000) and $3,384,000 for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively. In the fiscal year ended March 31, 1999, we transferred a loss of $15,596,000 from currency translation adjustments to gain (loss) on asset disposals and impairments - net due to the sale of foreign investments.

Contracts and Revenue Recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the product or activity involved. Certain partnering contracts contain a risk-and-reward element, whereby a portion of total compensation is tied to the overall performance of the alliance partners. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. We make provisions for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when collection is probable. At December 31, 2000 and 1999, we have included in accounts receivable and contracts in progress approximately $19,484,000 and $11,614,000, respectively, relating to commercial and U.S. Government contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed.

                                                                        December 31,
                                                                     2000           1999
                                                                     ----           ----
                                                                       (In thousands)
          We have included in Contracts in Progress:
          Costs incurred less costs of revenue recognized          $  23,568      $  53,762
          Revenues recognized less billings to customers              66,574        105,607
          ---------------------------------------------------------------------------------
          Contracts in Progress                                    $  90,142      $ 159,369
          =================================================================================

                                                                         December 31,
                                                                      2000          1999
                                                                      ----          ----
                                                                        (In thousands)
          We have included in Advance Billings on Contracts:
          Billings to customers less revenues recognized           $ 134,117      $ 363,630
          Costs incurred less costs of revenue recognized            (62,505)      (132,209)
          ---------------------------------------------------------------------------------
          Advance Billings on Contracts                            $  71,612      $ 231,421
          =================================================================================

We are usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems' contracts. We do not recognize those settlements or claims for additional compensation until we reach final settlements with our customers.

We have included in accounts receivable - trade the following amounts representing retainages on contracts:

                                                                          December 31,
                                                                      2000           1999
                                                                      ----           ----
                                                                         (In thousands)
          Retainages                                               $  34,025      $  83,285
          =================================================================================

          Retainages expected to be collected after one year       $  10,094      $  35,756
          =================================================================================

Of the long-term retainages at December 31, 2000, we anticipate collecting $302,000 in 2002, $7,592,000 in 2003, $1,817,000 in 2004 and $383,000 in 2005.

Inventories

We carry our inventories at the lower of cost or market. We determine cost on an average cost basis except for certain materials inventories at B&W, for which we use the last-in first-out ("LIFO") method. We determined the cost of approximately 17% of our total inventories using the LIFO method at December 31, 1999. Inventories are summarized below:

                                                          December 31,
                                                        2000       1999
                                                        ----       ----
                                                         (In thousands)
                Raw Materials and Supplies            $  7,412   $ 43,998
                Work in Progress                         1,895      6,353
                Finished Goods                           2,426      7,137
                ---------------------------------------------------------
                Total Inventories                     $ 11,733   $ 57,488
                =========================================================

Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

                                                            December 31,
                                                         2000        1999
                                                         ----        ----
                                                           (In thousands)
                Currency Translation Adjustments      $(47,089)   $(29,397)
                Net Unrealized Loss on Investments      (4,842)     (9,729)
                Minimum Pension Liability               (2,921)     (7,854)
                -----------------------------------------------------------
                Accumulated Other Comprehensive Loss  $(54,852)   $(46,980)
                ===========================================================

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

Environmental Clean-up Costs

We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a condition of our licenses from the Nuclear Regulatory Commission. We reflect the accruals, based on the estimated cost of those activities and net of any cost-sharing arrangements, over the economic useful life of each facility, which we typically estimate at 40 years. We adjust the estimated costs as further information develops or circumstances change. We do not discount costs of future expenditures for environmental clean-up to their present value. An exception to this accounting treatment relates to the work we perform for one facility, for which the U.S. Government will pay all the decommissioning costs. We recognize recoveries of environmental clean-up costs from other parties as assets when we determine their receipt is probable.

Research and Development

Research and development activities are related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. We charge to operations the costs of research and development that is not performed on specific contracts as we incur them. These expenses totaled approximately $15,748,000, $17,047,000 and $12,312,000 in the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively. In addition, our customers paid for expenditures we made on research and development activities of approximately $34,838,000, $18,487,000 and $15,752,000 in the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively.

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

Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of 8 to 40 years for buildings and 2 to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation, and 50% of cumulative straight-line depreciation. Our depreciation expense was $39,270,000, $47,415,000 and $84,404,000 for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively.

We expense the costs of maintenance, repairs and renewals which do not materially prolong the useful life of an asset as we incur them except for drydocking costs. We accrue estimated drydock costs for our marine fleet over the period of time between drydockings, which is generally 3 to 5 years. We accrue drydock costs in advance of the anticipated future drydocking, commonly known as the "accrue in advance" method. Actual drydock costs are charged against the liability when incurred and any differences between actual costs and accrued costs are recognized over the remaining months of the drydock cycle.

Goodwill and Other Intangible Assets

The majority of our goodwill pertains to the acquisition of minority interest in JRM (see Note 2). We amortize goodwill on a straight-line basis, using a twenty-year period for the JRM minority interest acquisition, a forty-year period for the B&W acquisition, and periods of ten to twenty years for all other goodwill. Our acquisition of various business units of the Ansaldo Volund Group resulted in additional goodwill of $5,745,000 during the year ended December 31, 2000 (see Note 2). The deconsolidation of B&W reduced goodwill by $78,897,000 during the year ended December 31, 2000. The B&W goodwill is included in our investment in B&W at December 31, 2000. Our acquisition of the JRM minority interest resulted in additional goodwill of $333,219,000 during the nine-month period ended December 31, 1999. We recorded impairments of goodwill of $10,461,000 in the fiscal year ended March 31, 1999 (see Note 7).

Our goodwill amortization expense was $20,130,000, $14,434,000 and $8,290,000 for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively.

We have included other intangible assets of $10,453,000 and $14,347,000 in other assets at December 31, 2000 and 1999, respectively. These intangible assets consist primarily of trademarks, rights to use technology, investments in oil and gas properties, non-competition agreements and debt issuance costs. Amortization expense for these intangible assets was $2,972,000, $4,086,000 and $6,909,000 for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively. This amortization expense includes $267,000, $2,409,000 and $3,212,000 for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively, for non-competition agreements. During the year ended December 31, 2000, we recorded additions of $8,444,000 (primarily debt issuance costs), and reductions of $5,056,000 (due to the deconsolidation of B&W) in other intangible assets.

Capitalization of Interest Cost

Interest is capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost." We incurred total interest of $46,098,000 in the year ended December 31, 2000, $37,678,000 in the nine-month period ended December 31, 1999, and $63,839,000 in the fiscal year ended March 31, 1999, of which we capitalized $2,389,000 in the year ended December 31, 2000, $1,936,000 in the nine-month period ended December 31, 1999, and $578,000 in the fiscal year ended March 31, 1999.

Cash Equivalents

Our cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which we do not hold as part of our investment portfolio.

Derivative Financial Instruments

We attempt to minimize our exposure to changes in foreign currency exchange rates by matching foreign currency contract receipts with like foreign currency disbursements. To the extent that we are unable to match the foreign currency receipts and disbursements related to our contracts, we enter into derivatives, primarily forward contracts, to reduce the impact of foreign exchange rate movements on operating results. Gains and losses on forward contracts that qualify as hedges of firm purchase and sale commitments are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions occur. Gains and losses on forward contracts that hedge foreign currency assets or liabilities are recognized in income as incurred. Those amounts effectively offset gains and losses on the foreign currency assets or liabilities that are hedged.

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

Change in Fiscal Year

On August 3, 1999, our Board of Directors approved the change of our fiscal year from a year ending on March 31 to the new fiscal year end of December 31. The accompanying consolidated financial statements for the year ended December 31, 1999 are unaudited. In our opinion, all normal recurring adjustments that are necessary for a fair statement of our operations have been reflected in the consolidated financial statements for these periods.

The following unaudited financial information for the nine-month period ended December 31, 1998 is presented to provide comparative results to the nine-month transition period ended December 31, 1999, included in the accompanying Consolidated Statements of Income (Loss). The operating results for the nine-month period do not necessarily indicate results that can be expected for a twelve-month period.

                                                                       Nine-Month Period Ended
                                                                          December 31,1998
                                                                          ----------------
                                                                            (Unaudited)
                                                                           (In thousands)
          Revenues                                                          $ 2,400,617
          ------------------------------------------------------------------------------
          Costs and Expenses:
            Cost of operations (excluding
              depreciation and amortization)                                  1,920,541
            Depreciation and amortization                                        72,922
            Selling, general and administrative
              expenses                                                          228,023
          ------------------------------------------------------------------------------
                                                                              2,221,486
          ------------------------------------------------------------------------------
          Gain on Asset Disposals                                                36,967
          ------------------------------------------------------------------------------
          Operating Income before Income from Investees                         216,098
          Income from Investees                                                  14,277
          ------------------------------------------------------------------------------
          Operating Income                                                      230,375
          ------------------------------------------------------------------------------
          Other Income:
            Interest income                                                      78,667
            Interest expense                                                    (49,137)
            Minority interest                                                   (61,369)
            Curtailments and settlements of employee benefit plans               27,642
            Other-net                                                             5,810
          ------------------------------------------------------------------------------
                                                                                  1,613
          ------------------------------------------------------------------------------
          Income before Provision for Income Taxes                              231,988
          Provision for Income Taxes                                             16,523
          ------------------------------------------------------------------------------
          Net Income                                                        $   215,465
          ==============================================================================
          Earnings per common share:
            Basic                                                           $      3.65
            Diluted                                                         $      3.50
          ==============================================================================
          Cash Dividends per common share                                   $      0.15
          ==============================================================================

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require us to recognize all derivatives on our consolidated balance sheet at their fair values. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which adds to the guidance related to accounting for derivative instruments and hedging activities. We have determined that the initial adoption of SFAS No. 133, as amended by SFAS No. 138, will have no material effect on our consolidated financial position or results of operations.

NOTE 2 - ACQUISITIONS

In June 2000, we acquired, through our Babcock & Wilcox Volund ApS ("B&W Volund") subsidiary, various business units of the Ansaldo Volund Group, a group of companies owned by Finmeccanica S.p.A. of Italy. We acquired waste-to-energy, biomass, gasification and stoker-fired boiler businesses and projects, as well as an engineering and manufacturing facility in Esbjerg, Denmark from the Ansaldo Volund Group. B&W Volund is not a subsidiary of B&W, and is therefore not a party to B&W's Chapter 11 bankruptcy filing.

We used the purchase method of accounting for this acquisition. We have included the operating results of B&W Volund in our consolidated financial results from the date of acquisition. The acquisition cost was $2,707,000 plus assumed liabilities which resulted in goodwill of $5,745,000. This goodwill will be amortized on a straight-line basis over ten years.

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

This acquisition eliminated the minority interest in JRM. We recorded minority interest expense of $4,005,000 and $45,137,000 related to JRM during the three-month period ended June 30, 1999 and the fiscal year ended March 31, 1999, respectively.

In the fiscal year ended March 31, 1999, we acquired a portion of the outstanding minority interest of JRM, as a result of JRM's purchase of treasury shares.

NOTE 3 - EQUITY METHOD INVESTMENTS

We have included in other assets investments in joint ventures and other entities that we account for using the equity method of $25,405,000 and $63,606,000 at December 31, 2000 and 1999, respectively. The undistributed earnings of our equity method investees were $18,371,000 and $33,977,000 at December 31, 2000 and 1999, respectively. Since one of our non-consolidated foreign joint ventures has changed from a three-month lag to a one-month lag in reporting its results to us, we have included in income (loss) from investees for the year ended December 31, 2000, fourteen months of activity. The additional two months resulted in income of approximately $1,500,000.

Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we accounted for using the equity method (unaudited):

                                                        December 31,
                                                     2000         1999
                                                     ----         ----
                                                       (In thousands)
          Current Assets                           $348,189     $428,304
          Non-Current Assets                         73,793      193,747
          --------------------------------------------------------------
          Total Assets                             $421,982     $622,051
          ==============================================================

          Current Liabilities                      $265,808     $386,639
          Non-Current Liabilities                    41,187      102,628
          Owners' Equity                            114,987      132,784
          --------------------------------------------------------------
          Total Liabilities and Owners' Equity     $421,982     $622,051
          ==============================================================

                                                                             Nine-Month     Fiscal Year
                                                              Year Ended    Period Ended      Ended
                                                             December 31,    December 31,    March 31,
                                                                 2000           1999           1999
                                                                 ----           ----           ----
                                                                         (In thousands)
          Revenues                                            $1,428,578     $  758,450     $1,100,224
          Gross Profit                                        $   83,771     $   21,379     $   64,645
          Income (Loss) before Provision for Income Taxes     $   48,244     $   (1,473)    $   37,031
          Provision for Income Taxes                               1,650          5,302          4,398
------------------------------------------------------------------------------------------------------
          Net  Income (Loss)                                  $   46,594     $   (6,775)    $   32,633
======================================================================================================


Revenues of equity method investees include $766,353,000, $196,237,000 and $166,195,000 of reimbursable costs recorded by limited liability companies in our Government Operations segment, wherein such costs are recorded as revenues and expenses, at December 31, 2000 and 1999, and March 31, 1999, respectively. Our investment in equity method investees was less than our underlying equity in net assets of those investees based on stated ownership percentages by $27,474,000 at December 31, 2000. These differences are primarily related to the impairment of a foreign joint venture, cumulative losses, provisions for loss contracts, the timing of distribution of dividends and various adjustments under generally accepted accounting principles.

We have investments in several joint ventures and other entities on a worldwide basis. None of these investees was significant for the periods presented.

Reconciliation of net income per combined income statement information to income
(loss) from investees per consolidated statement of income is as follows:

                                                                                            Nine-Month     Fiscal Year
                                                                            Year Ended     Period Ended      Ended
                                                                            December 31,    December 31,     March 31,
                                                                                2000            1999           1999
                                                                                ----            ----           ----
                                                                                          (In thousands)
          Equity income (loss) based on stated ownership percentages          $ 17,619       $ (8,220)      $ 12,768
          Impairment of investment in foreign joint venture                     (5,996)            --             --
          Impairment of advances to investee                                        --             --         (4,823)
          Costs to exit certain foreign joint ventures                         (17,453)        (2,584)            --
          All other adjustments due to amortization of basis differences, timing of GAAP adjustments, dividend distributions and
             other adjustments                                                  (3,911)          (178)           434
          ----------------------------------------------------------------------------------------------------------
          Income (loss) from investees                                        $ (9,741)      $(10,982)      $  8,379
          ==========================================================================================================

On April 3, 1998, JRM and ETPM S.A. terminated their worldwide McDermott-ETPM joint venture, and JRM recognized a gain on the termination of $37,353,000. Pursuant to the termination, JRM received cash of approximately $105,000,000, ETPM S.A.'s derrick/lay barge 1601 and ETPM S.A.'s interests in McDermott-ETPM East, Inc. and McDermott-ETPM Far East, Inc. ETPM S.A. received JRM's lay barge 200 and JRM's interests in McDermott Subsea Constructors Limited ("MSCL") and McDermott-ETPM West, Inc.

During the fiscal year ended March 31, 1999, JRM's Malaysian joint venture sold two combination pipelay and derrick barges. The joint venture, in which JRM holds a 49% interest, received approximately $47,000,000 in cash for the barges.

During the nine-month period ended December 31, 1999, JRM acquired an additional interest in its Deep Oil Technology joint venture for $2,575,000 in cash. In addition, the purchase agreement includes additional contingent consideration based on future performance levels over fifteen years. In the year ended December 31, 2000, we paid $1,360,000 of this additional contingent consideration. The remaining possible contingent consideration is $2,000,000 plus interest.

Our transactions with unconsolidated affiliates included the following:

                                                                      Nine-Month    Fiscal Year
                                                      Year Ended     Period Ended      Ended
                                                      December 31,   December 31,    March 31,
                                                          2000           1999          1999
                                                          ----           ----          ----
                                                                    (In thousands)
          Sales to                                      $ 73,961       $ 92,052      $136,737
          Leasing activities (included in Sales to)     $ 36,863       $ 73,019      $ 42,154
          Purchases from                                $  3,751       $  6,341      $ 12,223
          Dividends received                            $ 14,109       $  4,206      $ 28,650

Our other assets include non-current accounts receivable from unconsolidated affiliates of $2,702,000 at December 31, 1999. Our accounts payable includes payables to unconsolidated affiliates of $7,357,000 and $17,986,000 at December 31, 2000 and 1999, respectively. Our property, plant and equipment includes cost of $63,704,000 and $63,704,000 and accumulated depreciation of $36,708,000 and $34,119,000, respectively, at December 31, 2000 and 1999 of marine equipment that was leased to an unconsolidated affiliate. Included in the year ended December 31, 2000 are charges of $23,449,000 to exit certain foreign joint ventures.

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

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows:

                                                                                              December 31,
                                                                                          2000           1999
                                                                                          ----           ----
                                                                                            (In thousands)
          Deferred tax assets:
             Accrued warranty expense                                                  $   1,732      $  15,447
             Accrued vacation pay                                                          5,441          8,315
             Accrued liabilities for self-insurance
               (including postretirement health care benefits)                            12,297         57,597
             Accrued liabilities for executive and employee incentive compensation        23,124         26,328
             Investments in joint ventures and affiliated companies                        4,066          5,000
             Operating loss carryforwards                                                 12,797         13,490
             Environmental and products liabilities                                        5,079        527,462
             Long-term contracts                                                          15,776         17,363
             Drydock reserves                                                              5,701          2,108
             Accrued interest                                                              5,520          5,700
             Deferred foreign tax credits                                                  8,106          8,106
             Other                                                                        17,607         19,071
          ------------------------------------------------------------------------------------------------------
                Total deferred tax assets                                                117,246        705,987
             Valuation allowance for deferred tax assets                                 (15,478)       (34,794)
          ------------------------------------------------------------------------------------------------------
                Deferred tax assets                                                      101,768        671,193
          ------------------------------------------------------------------------------------------------------
          Deferred  tax liabilities:
             Property, plant and equipment                                                14,462         24,629
             Prepaid pension costs                                                        26,158          9,742
             Investments in joint ventures and affiliated companies                        2,737         11,167
             Insurance and other recoverables                                                596        458,484
             Other                                                                         2,832          3,772
          ------------------------------------------------------------------------------------------------------
             Total deferred tax liabilities                                               46,785        507,794
          ------------------------------------------------------------------------------------------------------
             Net deferred tax assets                                                   $  54,983      $ 163,399
          ======================================================================================================

Income (loss) before provision for (benefit from) income taxes and extraordinary item was as follows:

                                                                               Nine-Month    Fiscal Year
                                                                Year Ended    Period Ended     Ended
                                                               December 31,   December 31,    March 31,
                                                                   2000           1999          1999
                                                                   ----           ----          ----
                                                                            (In thousands)
          U.S                                                    $ 15,645       $ 43,281      $ 63,361
          Other than U.S.                                         (25,622)        (8,183)      123,917
          ---------------------------------------------------------------------------------------------
          Income (loss) before provision for (benefit from)
            income taxes and extraordinary item                  $ (9,977)      $ 35,098      $187,278
          =============================================================================================

The provision for (benefit from) income taxes consisted of:

          Current:
            U.S. - Federal                                       $(13,795)      $  4,026      $ 18,582
            U.S. - State and local                                  2,034          2,214         7,983
            Other than U.S.                                         2,294         22,986        (1,643)
          ---------------------------------------------------------------------------------------------
          Total current                                            (9,467)        29,226        24,922
          ---------------------------------------------------------------------------------------------
          Deferred:
            U.S. - Federal                                         22,514          8,434       (37,152)
            U.S. - State and local                                 (1,098)         2,695         2,823
            Other than U.S.                                           156         (5,697)        4,604
          ---------------------------------------------------------------------------------------------
          Total deferred                                           21,572          5,432       (29,725)
          ---------------------------------------------------------------------------------------------
          Provision for (benefit from) income taxes              $ 12,105       $ 34,658      $ (4,803)
          =============================================================================================

There is no provision for (benefit from) income taxes associated with the extraordinary item of $38,719,000 recorded by JRM in the fiscal year ended March 31, 1999.

Our current provision for other than U.S. income taxes in the year ended December 31, 2000 and the fiscal year ended March 31, 1999 includes a reduction of $573,000 and $525,000, respectively, for the benefit of net operating loss carryforwards. The provision for the nine-month period ended December 31, 1999 reflects a non-deductible loss of $37,810,000 on the curtailment of a foreign pension plan and non-deductible amortization of goodwill of $9,929,000 created by the premium we paid on the acquisition of the minority interest in JRM. Losses from foreign joint ventures which generated no corresponding tax benefit totaled $25,640,000 and amortization of goodwill associated with the acquisition of the minority interest in JRM was $18,007,000 in the year ended December 31, 2000. The provision for the fiscal year ended March 31, 1999 includes a benefit totaling approximately $25,456,000 for a reduction in the valuation allowance for deferred taxes. This reduction is the result of tax planning strategies, use of operating loss carrybacks and forecast taxable income. Included in the reduction of the valuation allowance was an amount that resulted from the sale of a foreign subsidiary, which generated no tax benefit. The fiscal year ended March 31, 1999 also reflects favorable tax settlements in U.S. and foreign jurisdictions totaling approximately $30,429,000. In addition, the year ended December 31, 2000 includes a tax benefit of $5,500,000 from a favorable tax settlement in a foreign jurisdiction and $1,400,000 from the use of certain tax attributes in a foreign joint venture.

MII and JRM would be subject to withholding taxes on distributions of earnings from their U.S. subsidiaries and certain foreign subsidiaries. For the year ended December 31, 2000, the undistributed earnings of U.S. subsidiaries of MII and JRM were approximately $343,300,000. U.S. withholding taxes of approximately $103,000,000 would be payable upon distribution of these earnings. For the same period, the undistributed earnings of the foreign subsidiaries of such U.S. companies amounted to approximately $68,600,000. The unrecognized deferred U.S. income tax liability on these earnings is approximately $26,700,000. Withholding taxes of approximately $6,200,000 would be payable to the applicable foreign jurisdictions upon remittance of these earnings. We have not provided for any taxes, as we treat these earnings as indefinitely reinvested. There were no undistributed earnings of foreign subsidiaries of MII and JRM that would be subject to foreign withholding taxes.

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

We have provided a valuation allowance ($15,478,000 at December 31, 2000) for deferred tax assets that cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that our remaining deferred tax assets at December 31, 2000 are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving the sales of appreciated assets. Uncertainties that affect the ultimate realization of our deferred tax assets include the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in the tax planning strategies we have identified. We have considered these factors in determining the valuation allowance. We will continue to assess the adequacy of the valuation allowance on a quarterly basis.

We have foreign net operating loss carryforwards of approximately $31,200,000 available to offset future taxable income in foreign jurisdictions. Approximately $8,600,000 of the foreign net operating loss carryforwards expire in 2001 to 2007. We have domestic net operating loss carryforwards of approximately $26,200,000 available to offset future taxable income in domestic jurisdictions. The domestic net operating loss carryforwards expire in years 2009 to 2020.

Pursuant to a stock purchase and sale agreement (the "Intercompany Agreement"), MI has the right to sell to MII and MII has the right to buy from MI, 100,000 units, each of which consists of one share of MII Common Stock and one share of MII Series A Participating

Preferred Stock held by MI since prior to the 1982 reorganization transaction under which MII became the parent of MI. The price is based on (1) the stockholders' equity of MII at the close of the fiscal year preceding the date at which the right to sell or buy, as the case may be, is exercised and (2) the price-to-book value of the Dow Jones Industrial Average. At January 1, 2001, the aggregate unit value if MI exercised its right to sell all of its 100,000 units to MII was $249,637,000. The net proceeds to MI from the exercise of any rights under the Intercompany Agreement would be subject to U.S. federal, state and other applicable taxes. We have not established a tax provision for this arrangement because MI does not currently intend to exercise its rights to sell under the Intercompany Agreement (although it may in the future elect to do so). The indentures relating to the notes issued by MI (see Note 5) limit our ability to amend the Intercompany Agreement. See Note 11 for further information on the Intercompany Agreement.

NOTE 5 - LONG-TERM DEBT AND NOTES PAYABLE

                                                                                      December 31,
                                                                                   2000          1999
                                                                                   ----          ----
                                                                                     (In thousands)
          Long-term debt consists of:
          Unsecured Debt:
            Series A Medium Term Notes (maturing in 2003; interest at
               various rates ranging from 8.20% to 9.00%)                        $  9,500      $  9,500
            Series B Medium Term Notes (maturities ranging from 4 to 23
               years; interest at various rates ranging from 6.50% to 8.75%)       64,000        64,000
            9.375% Notes due March 15, 2002 ($225,000,000 principal amount)       224,884       224,798
            9.375% Senior Subordinated Notes due 2006
               ($1,234,000 principal amount)                                        1,215         1,213
            Other notes payable through 2012 (interest at
               various rates ranging to 10%)                                       23,705        23,453
          Secured Debt:
            Capitalized lease obligations                                             111           137
          ----------------------------------------------------------------------------------------------
                                                                                  323,415       323,101
          Less:  Amounts due within one year                                          258            87
          ----------------------------------------------------------------------------------------------
            Long-term debt                                                       $323,157      $323,014
          ==============================================================================================

          Notes payable and current maturities of long-term debt consist of:
            Short-term lines of credit - unsecured                               $ 50,000      $  4,148
            Short-term lines of credit - secured                                   10,000            --
            Secured borrowings                                                     33,838        82,264
            Other notes payable                                                     2,250            --
            Current maturities of long-term debt                                      258            87
          ----------------------------------------------------------------------------------------------
            Total                                                                $ 96,346      $ 86,499
          ==============================================================================================

          Weighted average interest rate on short-term borrowings                    8.81%         6.17%
          ==============================================================================================

The indentures relating to the 9.375% Notes due 2002 and the Series A and B Medium Term Notes contain certain restrictive covenants, including limitations on indebtedness, liens securing indebtedness, and dividends and loans. See Note 20 for further information on these notes.

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

Maturities of long-term debt during the five years subsequent to December 31, 2000 are as follows: 2001 - $258,000; 2002 - $227,032,000; 2003 - $9,713,000;
2004 -$217,000; 2005 - $11,724,000.

At December 31, 2000 and 1999, we had available various uncommitted short-term lines of credit from banks totaling $12,819,000 and $72,766,000, respectively. At December 31, 1999, our outstanding borrowings under these lines of credit were $4,148,000. There were no borrowings outstanding under these lines of credit as of December 31, 2000.

On February 21, 2000, B&W and certain of its subsidiaries entered into their $300,000,000 debtor-in-possession revolving credit and letter of credit facility ("DIP Credit Facility") to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or executing letters of credit under this facility, B&W must comply with certain requirements. Presently, B&W cannot satisfy these requirements. B&W is negotiating with its banks to obtain a waiver, and/or an amendment, to this facility. There were no borrowings outstanding under this facility at December 31, 2000. See Note 20 to the consolidated financial statements.

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

The MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 to the borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit and may be used to reimburse issuers for drawings under certain outstanding letters of credit totaling $38,292,000 issued for the benefit of B&W and its subsidiaries. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $200,000,000. Letters of credit outstanding at December 31, 2000 were approximately $45,915,000. This facility is secured by a collateral account funded with various U.S. government securities with a marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings then outstanding. Borrowings against this facility at December 31, 2000 were $10,000,000 (increased to $50,000,000 at March 12, 2001). The interest rate is Libor plus 0.425%, or prime depending upon notification to borrow. The interest rate at December 31, 2000 was 9.50%. Commitment fees under this facility totaled approximately $540,000 for the year ended December 31, 2000.

The JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200,000,000. Letters of credit outstanding at December 31, 2000 were approximately $64,472,000. The facility is subject to certain financial and non-financial covenants. Borrowings against this facility at December 31, 2000 were $50,000,000. The interest rate is Libor plus 2%, or prime plus 0.25% depending upon notification to borrow. The interest rate at December 31, 2000 was 10.50%. Commitment fees under this facility totaled approximately $819,000 for the year ended December 31, 2000.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 2000, substantially all the net assets of MI were subject to those restrictions. At December 31, 2000, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $72,000,000.

MI and its subsidiaries are unable to incur any additional long-term debt obligations under one of MI's public debt indentures. See Note 20 for matters impacting our liquidity.

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

We supply postretirement health care and life insurance benefits to our union employees based on our union contracts. Effective April 1, 1998, we terminated all postretirement benefits for non-union employees. On the same date, we amended the pension plans for the employees affected by the termination to increase the benefits payable to the participants to offset the cost of postretirement health care and life insurance. We measured the decrease in our postretirement benefit obligation against the increase in our projected benefit obligation of the pension plans, and recognized a resulting curtailment gain of $21,940,000 in the fiscal year ended March 31, 1999. In the year ended December 31, 2000, we curtailed retirement benefits on one of our union contracts and amended the pension plan to increase benefits for the employees affected by the curtailment resulting in a curtailment loss of $1,437,000.

In the nine-month period ended December 31, 1999, we curtailed a pension plan in the United Kingdom and increased the benefits payable to the employees affected by the curtailment. As a result, we recognized a curtailment loss of $37,810,000, of which $14,168,000 related to estimated excise taxes payable. We recognized an additional curtailment loss on this plan of $3,860,000 in the year ended December 31, 2000 due to revisions in our expected share of the pension surplus. We are continuing to negotiate a settlement, but we do not believe the ultimate settlement loss will be significantly different from the amounts already provided for in the consolidated financial statements.

                                                                       Pension Benefits                    Other Benefits
                                                                                  Nine-Month                          Nine-Month
                                                                Year Ended       Period Ended       Year Ended       Period Ended
                                                                         December 31,                        December 31,
                                                                    2000              1999              2000              1999
                                                                    ----              ----              ----              ----
                                                                                          (In thousands)
          Change in benefit obligation:
           Benefit obligation at beginning of period            $ 1,742,249       $ 1,799,443       $   120,595       $   153,947
           Service cost                                              25,277            24,080                --                91
           Interest cost                                            111,947            86,186             2,514             6,631
           Plan participants' contributions                              --                90                --                --
           Curtailments                                               3,860            25,551            (1,197)          (19,745)
           Amendments                                                 2,634            26,186                --                --
           Change in assumptions                                     42,817          (208,918)            2,207                --
           Actuarial (gain) loss                                     26,348            79,572            (4,464)          (10,112)
           Foreign currency exchange rate changes                   (12,084)            3,626                --                90
           Deconsolidation of B&W                                  (102,375)               --           (81,476)               --
           Benefits paid                                           (106,146)          (93,567)           (3,028)          (10,307)
          ------------------------------------------------------------------------------------------------------------------------
           Benefit obligation at end of period                    1,734,527         1,742,249            35,151           120,595
          ------------------------------------------------------------------------------------------------------------------------
          Change in plan assets:
           Fair value of plan assets at beginning of period       2,052,666         1,913,246                --                --
           Actual return on plan assets                             101,264           216,776                --                --
           Company contributions                                     17,560            12,712             3,028            10,307
           Plan participants' contributions                              --                90                --                --
           Foreign currency exchange rate changes                   (14,724)            3,409                --                --
           Deconsolidation of B&W                                  (107,058)               --                --
           Benefits paid                                           (106,146)          (93,567)           (3,028)          (10,307)
          ------------------------------------------------------------------------------------------------------------------------
           Fair value of plan assets at the end of period         1,943,562         2,052,666                --                --
          ------------------------------------------------------------------------------------------------------------------------
           Funded status                                            209,035           310,417           (35,151)         (120,595)
           Unrecognized net obligation                               (2,022)           (9,851)               --             2,635
           Unrecognized prior service cost                           11,730            18,123                --                --
           Unrecognized actuarial (gain) loss                      (142,211)         (281,442)            6,875            (4,293)
          ------------------------------------------------------------------------------------------------------------------------
           Net amount recognized                                $    76,532       $    37,247       $   (28,276)      $  (122,253)
          ========================================================================================================================

          Amounts recognized in the balance sheet:
           Prepaid benefit cost                                 $   134,307       $   111,114       $        --       $        --
           Accrued benefit liability                                (63,568)          (88,353)          (28,276)         (122,253)
           Intangible asset                                           1,106             1,986                --                --
           Accumulated other comprehensive income                     4,687            12,500                --                --
          ------------------------------------------------------------------------------------------------------------------------
           Net amount recognized                                $    76,532       $    37,247       $   (28,276)      $  (122,253)
          ========================================================================================================================

          Weighted average assumptions:
           Discount rate                                               7.46%             7.63%             7.50%             7.58%
           Expected return on plan assets                              8.32%             8.24%               --                --
           Rate of compensation increase                               4.48%             4.50%               --                --

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001.

The rate was assumed to decrease gradually to 5.5% in 2006 and remain at that level thereafter.

                                                               Pension Benefits                  Other Benefits
                                                                 Nine-Month                            Nine-Month
                                                      Year         Period     Fiscal Year    Year        Period     Fiscal Year
                                                     Ended         Ended        Ended        Ended        Ended        Ended
                                                         December 31,          March 31,        December 31,          March 31,
                                                      2000          1999         1999        2000         1999          1999
                                                      ----          ----         ----        ----         ----          ----
                                                                                    (In thousands)
          Components of net periodic
            benefit cost (income):
           Service cost                            $  25,277     $  24,080     $  33,341    $    --     $     91     $     203
           Interest cost                             111,947        86,186       112,822      2,514        6,631         9,478
           Expected return on plan assets           (145,066)     (113,943)     (146,990)        --           --            --
           Amortization of prior service cost          2,589         2,234         2,522         --           --            --
           Recognized net actuarial loss (gain)      (34,449)       (4,727)      (11,792)   $   542          644        (1,109)
          ------------------------------------------------------------------------------------------------------------------------
           Net periodic benefit cost (income)      $ (39,702)    $  (6,170)    $ (10,097)   $ 3,056     $  7,366     $   8,572
          ========================================================================================================================

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $171,815,000, $143,860,000 and $102,969,000, respectively, at December 31, 2000 and $170,642,000, $134,812,000 and
$87,681,000, respectively, at December 31, 1999.

Assumed health care cost trend rates have a significant effect on the amounts we report for our health care plan. A one-percentage-point change in our assumed health care cost trend rates would have the following effects:

                                                        One-Percentage-   One-Percentage-
                                                        Point Increase    Point Decrease
                                                        --------------    --------------
                                                                 (In thousands)
          Effect on total of service and interest
            cost components                                 $   67           $  (64)
          Effect on postretirement benefit obligation       $  905           $ (862)

Multiemployer Plans

One of B&W's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $2,428,000, $5,336,000 and $11,295,000 in the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively.

NOTE 7 - IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

Impairment losses to write-down property, plant and equipment to estimated fair values and to write-off goodwill are summarized by segment as follows:

                                                                Year     Nine-Month    Fiscal Year
                                                                Ended   Period Ended      Ended
                                                                  December 31,          March 31,
                                                                2000         1999         1999
                                                                ----         ----         ----
                                                                         (In thousands)
          Property, plant and equipment and other assets:
            Assets to be held and used:
                 Marine Construction Services                 $    --      $ 1,456      $16,458
            Assets to be disposed of:
                 Marine Construction Services                   3,346          766          877
                 Industrial Operations                            833           --          261
          Goodwill:
                 Marine Construction Services                      --           --       10,461
          ---------------------------------------------------------------------------------------
            Total                                             $ 4,179      $ 2,222      $28,057
          =======================================================================================


Property, plant and equipment and other assets - assets to be held and used

During the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, we identified certain long-lived assets that were no longer expected to recover their entire carrying value through future cash flows. We generally determined fair values based on sales prices of comparable assets. The assets include non-core, surplus and obsolete property and equipment and fabrication facilities in our Marine Construction Services segment.

Property, plant and equipment and other assets - assets to be disposed of

During the year ended December 31, 2000, our Marine Construction Services segment recorded impairment losses totaling $3,346,000. These provisions include $1,982,000 for salvaged structures which were written down to net realizable value, a $292,000 adjustment to a building for sale in London which we expect to sell in 2001, and $1,072,000 of fixed assets in our Inverness facility.

During the year ended December 31, 2000, our Industrial Operations segment recorded an impairment loss totaling $833,000 at our research facility in Alliance, Ohio for fixed assets that will no longer be used.

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

We sold a Floating Production, Storage and Offloading System during the fiscal year ended March 31, 1999 and recorded a resulting loss on asset disposal of approximately $2,382,000.

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

MI

During the fiscal year ended March 31, 1999, MI redeemed all of its Series A Cumulative Convertible Preferred Stock and Series B Cumulative Preferred Stock. Preferred dividends of $4,400,000 were included as a component of minority interest in other income (expense) in the fiscal year ended March 31, 1999.

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

We issue shares of our common stock in connection with our 1996 Officer Long-Term Incentive Plan (and its predecessor programs), our 1997 Director Stock Program, our 1992 Senior Management Stock Option Plan and contributions to our Thrift Plan. At December 31, 2000 and 1999, 10,046,426 and 11,624,584 shares of common stock, respectively, were reserved for issuance in connection with those plans.

MII Preferred Stock

At December 31, 2000 and 1999, 100,000 shares of our non-voting Series A Participating Preferred Stock (the "Participating Preferred Stock") and 10,000 and 20,000 shares of Series B Non-Voting Preferred Stock (the "Non-Voting Preferred Stock"), respectively, were issued and owned by MI. The Non-Voting Preferred Stock is currently callable at $275 per share, and we are redeeming 10,000 shares each year at $250 per share under the applicable mandatory redemption provisions. The annual per share dividend rates for the Participating Preferred Stock and the Non-Voting Preferred Stock are $10 and $20, respectively, payable quarterly, and dividends on those shares are cumulative to the extent not paid. The annual per share dividend rate for the Participating Preferred Stock is limited to no more than ten times the amount of the per share dividend on our common stock. In addition, shares of Participating Preferred Stock (1) are entitled to receive additional dividends whenever dividends in excess of $3.00 per share on our common stock are declared (or deemed to have been declared) in any fiscal year and (2) share equally with the shares of our common stock upon liquidation, with each share of Participating Preferred Stock being equivalent to 350 shares of common stock for these purposes. On August 1, 2000, MII's Board of Directors determined to suspend the declaration of dividends on our common stock. Accordingly, under the terms of the Participating Preferred Stock, no dividends were payable in the year ended December 31, 2000. For our consolidated financial reporting purposes, we treat the Participating Preferred Stock and the Non-Voting Preferred Stock as constructively retired, since they are owned by our wholly owned subsidiary. The shares of Participating Preferred Stock are subject to the Intercompany Agreement (see Note 11).

On December 5, 1995, we designated 702,652 shares of our authorized but unissued preferred stock as Series D Participating Preferred Stock in connection with our adoption of a Stockholder Rights Plan. As of December 31, 2000, no shares of Series D Participating Preferred Stock were outstanding.

Our issuance of additional shares of preferred stock in the future and the specific terms thereof, such as the dividend rights, conversion rights, voting rights, redemption prices and similar matters, may be authorized by our Board of Directors without stockholder approval.

MII Rights

Under our Stockholder Rights Plan, our stockholders have one right for each outstanding share of common stock held. The rights currently trade with the common stock and each right entitles the holder thereof to purchase one one-hundredth of a share of our Series D Participating Preferred Stock for $50 per share subject to anti-dilution adjustments. The rights become exercisable and detach from the common stock within a specified period of time after a person or a group either becomes the beneficial owner of 15 percent or more of our outstanding common stock, or commences or announces an intention to commence a tender or exchange offer for 15 percent or more of our outstanding common stock (an "Acquiring Person"). Once exercisable, each right entitles the holder thereof (other than an Acquiring Person) to purchase at the $50 exercise price the number of shares of common stock that have a market value equal to twice the exercise price. If our company merges with or transfers 50 percent or more of its assets or earnings to any person after the rights become exercisable, holders of rights may purchase that number of shares of common stock of the acquiring entity that have a market value equal to twice the exercise price. We may redeem the rights at a price of $0.01 per right for a specified period of time after a person or group becomes an Acquiring Person. The Stockholder Rights Plan is currently scheduled to expire on May 3, 2001.

NOTE 10 - STOCK PLANS

1996 Officer Long-Term Incentive Plan

At December 31, 2000, we had a total of 1,834,106 shares of our common stock (including shares that were not awarded under predecessor plans) available for stock option grants and restricted stock awards to officers and key employees under our 1996 Officer Long-Term Incentive Plan. That plan permits grants of nonqualified stock options, incentive stock options and restricted stock. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of the grant. Under the plan, eligible employees may be granted rights to purchase shares of common stock at par value ($1.00 per share), which shares are subject to restrictions on transfer that lapse at such times and circumstances as specified when granted. As of December 31, 2000, we had 340,554 shares of common stock available for award as restricted stock. During the year ended December 31, 2000, the nine-month period ended

December 31, 1999 and the fiscal year ended March 31, 1999, we granted performance-based restricted stock awards under the plan to certain officers and key employees. Under the provisions of the performance-based awards, no shares are issued at the time of the initial award, and the number of shares which will ultimately be issued will be determined based on the change in the market value of our common stock over a specified performance period. The performance-based awards in the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999 were represented by initial notional grants totaling 516,180, 22,190 and 129,510 rights to purchase restricted shares of common stock, respectively. These rights had weighted average fair values of $8.30, $7.22 and $28.52 on their respective dates of grant during the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999. During the year ended December 31, 2000, the performance period for performance-based awards represented by initial notional grants totaling 215,910 rights to purchase restricted shares lapsed with no restricted shares issued. Through December 31, 2000, we issued a total of 1,268,410 shares of restricted stock under the plan (and a predecessor plan). During the year ended December 31, 2000, we issued 40,000 shares of restricted stock with a weighted average fair value of $7.66 per share. During the nine-month period ended December 31, 1999, we issued 106,470 restricted shares in accordance with the terms of the JRM merger. These shares had a weighted average fair value of $27.19 per share. No restricted shares were issued in the fiscal year ended March 31, 1999.

1997 Director Stock Program

At December 31, 2000, we had a total of 73,074 shares of our common stock (including approved shares that were not awarded under a predecessor plan) available for grants of options and rights to purchase restricted shares to non-employee directors under our 1997 Director Stock Program. Under this program, we grant options to purchase 900, 300 and 300 shares on the first, second and third years, respectively, of a director's term at not less than 100% of the fair market value on the date of grant. These options become exercisable, in full, six months after the date of the grant and expire ten years and one day after the date of grant. Under this program, we grant rights to purchase 450, 150, and 150 shares on the first, second and third years, respectively, of a director's term, at par value ($1.00 per share), which shares are subject to restrictions on transfer that lapse at the end of such term. Through December 31, 2000, we issued a total of 24,764 shares of restricted stock under the 1997 Director Stock Plan (and its predecessor plan) including 1,026 shares we issued in connection with the JRM merger.

1992 Senior Management Stock Option Plan

At December 31, 2000, we had a total of 1,587,607 shares of common stock available for stock option grants under our 1992 Senior Management Stock Option Plan. Our Board of Directors determines the total number of shares available for grant from time to time. Under this plan, options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant.

In the event of a change in control of our company, all three programs have provisions that may cause restrictions to lapse and accelerate the exercisability of outstanding options.

During the year ended December 31, 2000, the Compensation Committee of the Board of Directors modified our stock plans to provide officers and senior management employees an alternative approach as to the manner in which their outstanding stock options granted prior to February 22, 2000 would be treated. As of March 20, 2000, individuals were provided the opportunity to elect to cancel, on a grant-by-grant basis, outstanding stock options granted prior to February 22, 2000, and in exchange, receive Deferred Stock Units ("DSUs"). A DSU is a contractual right to receive a share of MII common stock at a point in the future, provided applicable vesting requirements have been satisfied. DSUs granted as a result of this election will vest 50% upon judicial confirmation of a plan of reorganization in connection with the Chapter 11 proceedings related to B&W and 50% one year later, or 100% on the fifth anniversary of the date of grant, whichever is earlier. Under this program, 2,208,319 stock options were cancelled and 347,488 DSUs were granted with a weighted average fair value of $9.41 at the date of grant.

During the nine-month period ended December 31, 1999, in accordance with the terms of the JRM merger, we issued a total of 696,000 options to senior management employees, officers and directors of JRM who held JRM stock options at the effective time of the merger. These options have the same terms and conditions as the options originally granted by JRM except that they are fully vested and their exercise prices are not equal to the market price on the date of grant. The number of options we issued and their exercise prices were determined in accordance with the merger agreement. These options had a weighted average exercise price of $22.72 and a range of exercise prices from $4.47 to $30.12. The weighted average fair value of these options at the date of grant was $12.17.

The following table summarizes activity for MII's stock option plans (share data in thousands):

                                                      Year               Nine-Month            Fiscal Year
                                                      Ended             Period Ended             Ended
                                                            December 31,                        March 31,
                                                      2000                  1999                  1999
          -----------------------------------------------------------------------------------------------------
                                                         Weighted-             Weighted-             Weighted-
                                                          Average               Average               Average
                                                          Exercise              Exercise              Exercise
                                               Options      Price    Options      Price    Options     Price
          -----------------------------------------------------------------------------------------------------
          Outstanding, beginning of period      4,812     $  24.38    4,245     $  24.76    3,904     $ 23.66
          Granted                               2,479         9.19      758        21.64      651       29.40
          Exercised                                (4)        4.67      (68)       21.08     (187)      19.76
          Cancelled/forfeited                  (2,422)       25.45     (123)       22.53     (123)      21.83
          -----------------------------------------------------------------------------------------------------
          Outstanding, end of period            4,865     $  16.12    4,812     $  24.38    4,245     $ 24.76
          =====================================================================================================

          Exercisable, end of period            2,435     $  23.04    4,097     $  24.04    3,101     $ 23.82
          =====================================================================================================

The following tables summarize the range of exercise prices and the weighted-average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2000 (share data in thousands):

                                             Options Outstanding             Options Exercisable
                                  ---------------------------------------   -----------------------
                                                  Weighted-
                                                   Average      Weighted-                 Weighted-
                                                  Remaining      Average                   Average
                   Range of          Number      Contractual     Exercise     Number       Exercise
                Exercise Prices   Outstanding   Life in Years      Price    Exercisable      Price
                ---------------   ---------------------------------------   -----------------------
                $ 7.72 - 11.48       2,495           9.3        $    9.17        65       $    8.28
                 11.48 - 15.30         109           5.0            13.10       109           13.10
                 15.30 - 19.13          20           4.2            17.62        20           17.62
                 19.13 - 22.95         706           4.2            20.21       706           20.21
                 22.95 - 26.78       1,256           2.9            24.65     1,256           24.65
                 26.78 - 30.60         188           2.6            29.13       188           29.13
                 30.60 - 34.00          91           2.3            33.86        91           33.86
                                  --------                                    -----
                $ 7.72 - 34.00       4,865           6.4        $   16.12     2,435       $   23.04
                                  ========                                    =====

As discussed in Note 1, we apply APB 25 and related interpretations in accounting for our stock-based compensation plans. Charges to income related to stock plan awards totaled approximately $6,720,000, $535,000 and $4,276,000 for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively. For the year ended December 31, 2000, these charges include amounts related to approximately 1,053,000 stock options that require variable accounting as a consequence of the DSU program. If we had accounted for our stock plan awards using the alternative fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated as follows:

                                                       Year        Nine-Month   Fiscal Year
                                                      Ended       Period Ended     Ended
                                                           December 31,          March 31,
                                                       2000           1999         1999
                                                       ----           ----         ----
                                                     (In thousands, except per share data)
                Net income (loss):
                  As reported                        $(22,082)      $    440     $153,362
                  Pro forma                          $(23,957)      $ (3,398)    $148,629
                Basic earnings (loss) per share:
                  As reported                        $ (0.37)       $    0.01    $   2.60
                  Pro forma                          $ (0.40)       $   (0.06)   $   2.52
                Diluted earnings (loss) per share:
                  As reported                        $ (0.37)       $    0.01    $   2.53
                  Pro forma                          $ (0.40)       $   (0.06)   $   2.46

The above pro forma information is not indicative of future pro forma amounts. SFAS 123 does not apply to awards prior to the fiscal year ended March 31, 1996, and we anticipate additional awards in future years. The fair value of each option grant was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                           Year       Nine-Month     Fiscal Year
                                                           Ended     Period Ended       Ended
                                                               December 31,           March 31,
                                                           2000          1999           1999
                                                           ----          ----           ----
         Risk-free interest rate                            6.41%         5.79%          4.67%
         Volatility factor of the expected market
           price of MII's common stock                       .48           .49            .46
         Expected life of the option in years                5.0           2.8            3.5
         Expected dividend yield of MII's common stock       0.0%          0.7%           0.8%

The weighted average fair value of the stock options granted in the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999 was $4.61, $11.59 and $10.80, respectively. During the nine-month period ended December 31, 1999, weighted average exercise prices and weighted average fair values of options whose exercise prices were equal to, greater than or less than the market price of the stock on the grant date were as follows:

                                             Weighed-Average
                                         -----------------------
                                         Exercise         Fair
                                           Price          Value
                                         --------        -------
                     Equal to            $   9.61        $  5.11
                     Greater than        $  29.25        $  9.26
                     Less than           $  20.60        $ 13.11

Thrift Plan

On both November 12, 1991 and June 5, 1995, 5,000,000 of the authorized and unissued shares of each of the MII and JRM common stock were reserved for issuance for the employer match to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"). Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. During the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, 910,287, 299,506 and 229,245 shares, respectively, of MII's common stock were issued as employer contributions pursuant to the Thrift Plan. During the nine-month period ended December 31, 1999 (prior to the JRM merger) and the fiscal year ended March 31, 1999, 4,336 and 68,104 shares, respectively, of JRM's common stock were issued as employer contributions pursuant to the Thrift Plan. During the nine-month period ended December 31, 1999, MII completed its acquisition of all outstanding shares of JRM, and JRM shares are no longer issued as an employer's matching contribution. At December 31, 2000, 1,686,749 shares of MII's common stock remained available for issuance under the Thrift Plan.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Investigations and Litigation

In March 1997, we, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema") and the heavy-lift business of JRM. Upon becoming aware of these allegations, we notified authorities, including the Antitrust Division of the DOJ, the SEC and the European Commission. As a result of our prompt disclosure of the allegations, JRM, certain other affiliates and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the DOJ for any anti-competitive acts involving worldwide heavy-lift activities. In June 1999, the DOJ agreed to our request to expand the scope of the immunity to include a broader range of our marine construction activities and affiliates. We have cooperated fully with the investigations of the DOJ and the SEC into these matters.

On becoming aware of the allegations involving HeereMac, we initiated action to terminate JRM's interest in HeereMac, and, on December 19, 1997, Heerema acquired JRM's interest in exchange for cash and title to several pieces of equipment. On December 21, 1997, HeereMac and one of its employees pled guilty to criminal charges by the DOJ that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, the North Sea and the Far East. HeereMac and the HeereMac employee were fined $49,000,000 and $100,000, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the DOJ investigation. Neither MII, JRM nor any of their officers, directors or employees was a party to those proceedings.

In July 1999, a former JRM officer pled guilty to charges brought by the DOJ that he participated in an international bid-rigging conspiracy for the sale of marine construction services. In May 2000, another former JRM officer was indicted by the DOJ for participating in a bid-rigging conspiracy for the sale of marine construction services in the Gulf of Mexico. His trial was held in February 2001 and at the conclusion of the Government's case, the presiding Judge directed a judgment of acquittal. Also in February 2001, we were advised that the SEC has terminated its investigation and no enforcement action has been recommended.

We have cooperated with the DOJ in its investigation. The DOJ also has requested additional information from us relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which was renamed J. Ray McDermott Middle East, Inc.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the Fifth Circuit Court of Appeal. The Fifth Circuit affirmed the district court decision in February 2000 and Statoil has filed a motion for rehearing en banc. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied. A court hearing to set a trial schedule has been set in the Phillips Litigation.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Shell Litigation due to the Texas district court's lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non-heavy lift marine construction activity claims against the defendants. Currently, we are awaiting the court's decision on our motion to dismiss the foreign claims.

As a result of the initial allegations of wrongdoing in March 1997, we formed and have continued to maintain a special committee of our Board of Directors to monitor and oversee our investigation into all of these matters.

It is not possible to predict the ultimate outcome of the DOJ investigation, our internal investigation, the above-referenced lawsuits or any actions that may be taken by others as a result of HeereMac's guilty plea or otherwise. These matters could result in civil and criminal liability and have a material adverse effect on our consolidated financial position and results of operations.

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

In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8,000,000 for which it seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. We believe that all claims under the Hall Litigation will be resolved within the limits of coverage of our insurance policies; but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

In December 1999 and early 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of the complaints alleged that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint sought relief, including unspecified compensatory damages and an award for costs and expenses. The four cases were subsequently consolidated. In June 2000, the plaintiffs filed a consolidated amended complaint, and in July 2000, we filed a motion to dismiss all claims asserted in that complaint. In September 2000, the District Court dismissed with prejudice the plaintiffs' consolidated amended complaint for failure to state a claim upon which relief can be granted, which dismissal the plaintiffs appealed to the U.S. Fifth Circuit Court of Appeal in October 2000. We believe the substantive allegations contained in the consolidated amended complaint are without merit and intend to continue defending against these claims vigorously.

In December 1998, JRM was in the process of installing a deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. As a result, Texaco has withheld payment to JRM of $23,000,000 due under the installation contract, and, in January 2000, JRM instituted an arbitration proceeding against Texaco seeking the amount owed. Texaco has countered in the arbitration, claiming consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor. Texaco has also filed a lawsuit against a number of other parties, claiming that they are responsible for the incident. It is our position that the contract between the parties prohibits Texaco's claims against JRM and JRM is entitled to the amount withheld.

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

See Note 20 to the consolidated financial statements regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

Potential Tax Liability

MI has a financial asset pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"), under which MI has the right to sell to MII and MII has the right to buy from MI, 100,000 units, each of which consists of one share of MII common stock and one share of MII Series A Participating Preferred Stock held by MI since prior to the 1982 reorganization transaction under which MII became the parent of MI. The price is based on (1) the stockholders' equity of MII at the close of the fiscal year preceding the date on which the right to sell or buy, as the case may be, is exercised and (2) the price-to-book value of the Dow Jones Industrial Average. At January 1, 2001, the aggregate unit value if MI exercised its right to sell all of its 100,000 units to MII was $249,637,000. The net proceeds to MI from the exercise of any rights under the Intercompany Agreement would be subject to U.S. federal, state and other applicable taxes. We estimate those taxes would aggregate approximately $87,338,000. As a result, the net proceeds to MI on exercise in full of its right to sell under the Intercompany Agreement would be approximately $162,299,000. MI does not currently intend to exercise its rights to sell under the Intercompany Agreement (although it may in the future elect to do so).

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

During the fiscal year ended March 31, 1995, we decided to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities"). B&W is proceeding with decontamination as the existing NRC license permits. B&W submitted a decommissioning plan to the NRC for review and approval in January 1996. B&W transferred the facilities to BWXT in the fiscal year ended March 31, 1998. BWXT reached agreement with the NRC in the fiscal year ended March 31, 1999 on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2002. BWXT expects to request approval from the NRC to release the site for unrestricted use at that time. At December 31, 2000, the remaining provision for the decontamination, decommissioning and closing of these facilities was $1,889,000.

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

At December 31, 2000 and 1999, we had total environmental reserves (including provision for the facilities discussed above) of $16,456,000 and $23,391,000, of which $6,162,000 and $11,787,000, respectively, were included in current liabilities. Our estimated recoveries of these costs are included in environmental and products liabilities recoverable at December 31, 2000. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates may differ from the amounts we have provided for in our consolidated financial statements, however, we do not believe that these differences will have a material effect on our operating results.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2000 are as follows:

                Fiscal Year Ending December 31,        Amount
                -------------------------------        ------
                            2001                    $ 7,557,000
                            2002                    $ 7,360,000
                            2003                    $ 5,688,000
                            2004                    $ 3,667,000
                            2005                    $ 3,120,000
                         thereafter                 $42,366,000

Total rental expense for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999 was $44,063,000, $34,850,000 and $96,816,000, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

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

We are contingently liable under standby letters of credit totaling $274,629,000 at December 31, 2000, all of which were issued in the normal course of business. We have guaranteed $753,000 of loans to a certain unconsolidated foreign joint venture at December 31, 2000. In addition, we have a limited guarantee of approximately $16,290,000 of debt incurred by another unconsolidated foreign joint venture. At December 31, 2000, we had pledged approximately $283,724,000 fair value of our investment portfolio of $361,195,000 as follows: $205,876,000 to secure the MII Credit Facility; $43,408,000 to secure payments under and in connection with certain reinsurance agreements; and $34,440,000 to secure borrowings of $33,838,000 incurred under repurchase agreements.

NOTE 12 - RELATED PARTY TRANSACTIONS

A company affiliated with two of our directors manages and operates an offshore producing oil and gas property for JRM. The management and operation agreement requires JRM to pay an operations management fee of approximately $10,000 per month, a marketing service fee based on production, a minimum accounting and property supervision fee of $5,000 per month, and certain other costs incurred in connection with the agreement. JRM paid approximately $943,000 and $464,000 in fees and costs under the agreement during the year ended December 31, 2000 and the nine-month period ended December 31, 1999, respectively. JRM has also periodically entered into agreements to design, fabricate and install offshore pipelines for the same company. JRM received approximately $4,992,000 and $1,900,000 for work performed on those agreements in the year ended December 31, 2000 and the nine-month period ended December 31, 1999, respectively. At December 31, 2000, JRM had receivables from and payables to this company of approximately $285,000 and $63,000, respectively.

Under a non-competition agreement JRM entered into in connection with its acquisition of OPI, a former director of JRM, who resigned in April 1996, received $1,500,000 in the nine-month period ended December 31, 1999 and in the fiscal year ended March 31, 1999.

See Note 3 for transactions with unconsolidated affiliates.

NOTE 13 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

Our Marine Construction Services segment's principal customers are businesses in the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. The principal customers of our Power Generation Systems segment are mainly businesses and utilities in the electric power generation industry (including government-owned utilities and independent power producers) and the pulp and paper industry and other process industries, such as oil refineries and steel mills. The primary customer of our Government Operations segment is the U.S. Government (including its contractors). The principal customers of our Industrial Operations segment are oil and natural gas producers, and businesses in the electric power generation industry and the petrochemical and chemical processing industries. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. Approximately 56% of our trade receivables are due from foreign customers. (See Note 17 for additional information about our operations in different geographic areas.) We generally do not obtain any collateral for our receivables.

We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2000 and 1999, the allowance for possible losses we deducted from accounts receivable-trade on the accompanying balance sheet was $898,000 and $3,657,000, respectively.

NOTE 14 - INVESTMENTS

The following is a summary of our available-for-sale securities at December 31, 2000:

                                                            Amortized            Gross               Gross              Estimated
                                                              Cost          Unrealized Gains    Unrealized Losses      Fair Value
                                                            --------        ----------------    -----------------       --------
                                                                                      (In thousands)
      Debt securities:
        U.S. Treasury securities and obligations
           of  U.S. Government agencies                     $297,300            $  1,808            $  2,938            $296,170
        Corporate notes and bonds                             52,644                   5               3,723              48,926
        Other debt securities                                 16,088                  --                 122              15,966
------------------------------------------------------------------------------------------------------------------------------------
      Total debt securities                                  366,032               1,813               6,783             361,062
      Equity securities                                          198                  --                  65                 133
------------------------------------------------------------------------------------------------------------------------------------
        Total                                               $366,230            $  1,813            $  6,848            $361,195
====================================================================================================================================

The following is a summary of our available-for-sale securities at December 31,1999:

                                                           Amortized             Gross             Estimated
                                                              Cost         Unrealized Losses       Fair Value
                                                           ---------       -----------------       ----------
                                                                             (In thousands)
      Debt securities:
        U.S. Treasury securities and obligations
           of  U.S. Government agencies                     $277,582            $  7,473            $270,109
        Corporate notes and bonds                             58,423               1,712              56,711
        Other debt securities                                 49,734                 809              48,925
------------------------------------------------------------------------------------------------------------
      Total debt securities                                  385,739               9,994             375,745
      Equity securities                                          205                 137                  68
------------------------------------------------------------------------------------------------------------
        Total                                               $385,944            $ 10,131            $375,813
============================================================================================================

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

                                                                                Gross                Gross
                                                           Proceeds         Realized Gains      Realized Losses
                                                           --------         --------------      ---------------
                                                                            (In thousands)
      Year Ended December 31, 2000                         $ 26,375            $     23            $     22
      Nine-Month Period Ended December 31, 1999            $404,811            $    199            $    370
      Fiscal Year Ended March 31, 1999                     $339,478            $  1,792            $    125

The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2000, by contractual maturity, are as follows:

                                                  Amortized            Estimated
                                                     Cost             Fair Value
                                                  ---------           ----------
                                                          (In thousands)
      Due in one year or less                      $203,628            $203,564
      Due after one through three years             142,125             137,822
      Due after three years                          20,279              19,676
--------------------------------------------------------------------------------
        Total                                      $366,032            $361,062
================================================================================

NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

Our worldwide operations give rise to exposure to market risks from changes in foreign exchange rates. We use derivative financial instruments, primarily forward contracts, to reduce those risks. We do not hold or issue financial instruments for trading purposes.

We enter into forward contracts primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. At December 31, 2000, we had forward contracts to purchase $24,697,000 in foreign currencies (primarily Australian Dollar and Euro), and to sell $3,955,000 in foreign currencies (primarily Pound Sterling), at varying maturities from 2001 through 2002. At December 31, 1999, we had forward contracts to purchase $193,693,000 in foreign currencies (primarily Canadian Dollars), and to sell $48,523,000 in foreign currencies (primarily Canadian Dollars), at varying maturities from 2000 through 2004.

We have included deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments on a net basis in the accompanying balance sheet as a component of either contracts in progress or advance billings on contracts or as a component of either other current assets or accrued liabilities. We recognize these gains and losses as part of the purchase or sale transaction when it is recognized, or as other gains or losses when we no longer expect a hedged transaction to occur. At December 31, 2000 and 1999, we had deferred gains of $296,000 and $1,818,000, respectively, and deferred losses of $280,000 and $2,082,000, respectively, related to forward contracts, most of which we will recognize in accordance with the percentage-of-completion method of accounting.

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

Foreign currency forward contracts: We estimate the fair values of foreign currency forward contracts by obtaining quotes from brokers. At December 31, 2000 and 1999, we had net forward contracts outstanding to purchase foreign currencies with notional values of $20,742,000 and $145,170,000, respectively, and fair values of $122,000 and $2,730,000, respectively.

The estimated fair values of our financial instruments are as follows:

                                                    December 31, 2000                     December 31, 1999
                                                   -----------------                      -----------------
                                               Carrying             Fair              Carrying              Fair
                                                Amount              Value              Amount               Value
                                                                        (In thousands)
      Balance Sheet Instruments
      Cash and cash equivalents                $ 84,620            $ 84,620            $162,734            $162,734
      Investments                              $361,195            $361,195            $375,813            $375,813
      Debt excluding capital leases            $419,392            $393,920            $409,376            $408,821

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

Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities. Included in the year ended December 31, 2000 are charges of $23,449,000 to exit certain foreign joint ventures. The Power Generation Systems segment's operations are conducted primarily through B&W. Due to B&W's Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W's and its subsidiaries' results of operations in our consolidated financial statements. Through February 21, 2000, B&W's and its subsidiaries' results are reported as Power Generation Systems - B&W in the segment information that follows. See Note 20 for the consolidated results of B&W and its subsidiaries.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, non-employee products liability asbestos claims provisions, contract and insurance claims provisions, legal expenses and gains (losses) on sales of corporate assets. Other reconciling items to income before provision for income taxes are interest income, interest expense, minority interest and other-net. We exclude the following assets from segment assets: insurance recoverables for products liability claims, investments in debt securities, prepaid pension costs and our investment in B&W. Segment assets also exclude goodwill of $331,015,000, $349,022,000 and $26,070,000 at December 31, 2000, December 31, 1999 and March
31, 1999, respectively. We have allocated amortization of goodwill to the reportable segments for all periods presented. Segment assets decreased approximately $550,000,000 in the year ended December 31, 2000, primarily in the Power Generation Systems segment, as a result of the deconsolidation of B&W as described in Note 1.

On May 7, 1998, JRM sold its interest in McDermott Engineering (Europe) Limited. Management also intends to exit other European engineering operations. In the fiscal year ended March 31, 1999, these operations generated revenues of $89,347,000 and an operating loss of $7,138,000. Operating income for the fiscal year ended March 31, 1999 includes closure costs and other disposition losses of $2,818,000.

In the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, the U.S. Government accounted for approximately 22%, 16% and 12%, respectively, of our total revenues. We have included most of these revenues in our Government Operations segment.

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

SEGMENT INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2000, THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1999 AND THE FISCAL YEAR ENDED MARCH 31, 1999.

1.       Information about Operations in our Different Industry Segments

                                                      Year                Nine-Month              Fiscal Year
                                                     Ended               Period Ended               Ended
                                                             December 31,                          March 31,
                                                     2000                     1999                   1999
                                                  -----------             -----------             -----------
                                                                       (In thousands)
      REVENUES (1)
        Marine Construction Services              $   757,508             $   490,719             $ 1,279,570
        Government Operations                         431,252                 306,282                 382,706
        Industrial Operations                         503,970                 366,582                 427,520
        Power Generation Systems - B&W                155,774                 729,727               1,065,374
        Power Generation Systems                       33,794                     242                     843
        Adjustments and Eliminations                   (4,545)                 (2,464)                 (6,028)
--------------------------------------------------------------------------------------------------------------
                                                  $ 1,877,753             $ 1,891,088             $ 3,149,985
==============================================================================================================




     (1) Segment revenues are net of the following intersegment transfers and other adjustments:

      Marine Construction Services Transfers              $   896            $ 1,379             $ 3,233
      Government Operations Transfers                         958                830                 506
      Industrial Operations Transfers                         460                183                 236
      Power Generation Systems Transfers - B&W                 59              1,328                 731
      Adjustments and Eliminations                          2,172             (1,256)              1,322
--------------------------------------------------------------------------------------------------------------
                                                          $ 4,545            $ 2,464             $ 6,028
==============================================================================================================


                                                       Year              Nine-Month            Fiscal Year
                                                       Ended            Period Ended              Ended
                                                              December 31,                       March 31,
                                                        2000                 1999                  1999
                                                     ---------             ---------             ---------
                                                                        (In thousands)
      OPERATING INCOME (LOSS):

        Segment Operating Income:
          Marine Construction Services               $ (33,534)            $  31,078             $ 126,482
          Government Operations                         39,800                28,581                39,353
          Industrial Operations                         10,693                 8,513                16,906
          Power Generation Systems - B&W                12,502                52,635                91,918
          Power Generation Systems                      (7,783)                 (540)               (1,600)
      -----------------------------------------------------------------------------------------------------
                                                     $  21,678             $ 120,267             $ 273,059
      -----------------------------------------------------------------------------------------------------

        Gain (Loss) on Asset Disposal and
         Impairments - Net:
          Marine Construction Services               $  (1,012)            $  (1,652)            $  18,620
          Government Operations                            286                    26                   183
          Industrial Operations                           (830)                   (5)                 (234)
          Power Generation Systems - B&W                   (33)                  311                 4,465
          Power Generation Systems                          --                   950                    --
      -----------------------------------------------------------------------------------------------------
                                                     $  (1,589)            $    (370)            $  23,034
      -----------------------------------------------------------------------------------------------------

        Income (Loss) from Investees:
          Marine Construction Services               $   2,866             $ (13,208)            $  10,670
          Government Operations                         11,107                 4,322                 4,088
          Industrial Operations                            104                (1,458)               (1,646)
          Power Generation Systems - B&W                   812                 3,346                 1,112
          Power Generation Systems                     (24,630)               (3,984)               (5,845)
      -----------------------------------------------------------------------------------------------------
                                                     $  (9,741)            $ (10,982)            $   8,379
      -----------------------------------------------------------------------------------------------------

        SEGMENT INCOME:
          Marine Construction Services               $ (31,680)            $  16,218             $ 155,772
          Government Operations                         51,193                32,929                43,624
          Industrial Operations                          9,967                 7,050                15,026
          Power Generation Systems - B&W                13,281                56,292                97,495
          Power Generation Systems                     (32,413)               (3,574)               (7,445)
      -----------------------------------------------------------------------------------------------------
                                                        10,348               108,915               304,472
      -----------------------------------------------------------------------------------------------------

        Other Unallocated Items (1)                     16,909                (6,509)              (51,005)
        General Corporate Expenses-Net                 (29,005)              (27,699)              (36,051)
      -----------------------------------------------------------------------------------------------------
                                                     $  (1,748)            $  74,707             $ 217,416
      =====================================================================================================




      (1)   Other unallocated expenses include the following:

      Employee Benefits & Insurance Income            $ 40,216             $  7,691             $ 18,519
      Non-Employee Products Asbestos
        Claim Provisions                                    --                   --              (39,650)
      Research & Development Expenses                   (8,953)              (6,802)                (729)
      Legal Expenses                                    (5,145)              (3,656)             (13,133)
      General and Administrative Expenses               (5,697)              (5,668)              (9,623)
      B&W Reorganization Expense                        (4,072)                  --                   --
      Other                                                560                1,926               (6,389)
      ----------------------------------------------------------------------------------------------------
      Total                                           $ 16,909             $ (6,509)            $(51,005)
      ====================================================================================================

                                                                 Year               Nine-Month           Fiscal Year
                                                                Ended              Period Ended             Ended
                                                                         December 31,                      March 31,
                                                                 2000                  1999                  1999
                                                              ----------            ----------            ----------
                                                                                 (In thousands)
      SEGMENT ASSETS:
          Marine Construction Services                        $  494,980            $  569,549            $  586,003
          Government Operations                                  199,480               184,083               211,683
          Industrial Operations                                  130,487               115,647               114,656
          Power Generation Systems - B&W                              --               522,934               536,840
          Power Generation Systems                                39,128                22,636                22,111
      --------------------------------------------------------------------------------------------------------------
          Total Segment Assets                                   864,075             1,414,849             1,471,293
          Other Assets                                            13,288             1,445,069             1,570,374
          Corporate Assets                                     1,147,763             1,014,973             1,263,853
      --------------------------------------------------------------------------------------------------------------
          Total Assets                                        $2,025,126            $3,874,891            $4,305,520
      ==============================================================================================================

      CAPITAL EXPENDITURES:
          Marine Construction Services (1)                    $   31,341            $   34,756            $   84,416
          Government Operations                                   15,320                10,590                11,095
          Industrial Operations                                    1,996                 2,146                 4,093
          Power Generation Systems - B&W                             496                 5,171                11,847
          Power Generation Systems (2)                             6,990                    --                    --
      --------------------------------------------------------------------------------------------------------------
          Segment Capital Expenditures                            56,143                52,663               111,451
          Corporate and Other Capital Expenditures                   101                   138                   336
      --------------------------------------------------------------------------------------------------------------
          Total Capital Expenditures                          $   56,244            $   52,801            $  111,787
      ==============================================================================================================

      DEPRECIATION AND AMORTIZATION:
          Marine Construction Services                        $   45,819            $   43,017            $   56,761
          Government Operations                                    9,330                 7,750                13,265
          Industrial Operations                                    3,873                 2,693                 4,885
          Power Generation Systems - B&W                           2,489                12,560                21,871
          Power Generation Systems                                   763                    10                    28
      --------------------------------------------------------------------------------------------------------------
          Segment Depreciation and Amortization                   62,274                66,030                96,810
          Corporate and Other Depreciation and
            Amortization                                           1,616                 1,619                 4,580
      --------------------------------------------------------------------------------------------------------------
          Total Depreciation and Amortization                 $   63,890            $   67,649            $  101,390
      ==============================================================================================================

      INVESTMENT IN UNCONSOLIDATED AFFILIATES:
          Marine Construction Services                        $   11,086            $   17,047            $   13,648
          Government Operations                                    2,527                 3,823                 2,282
          Industrial Operations                                    2,227                 2,430                 2,308
          Power Generation Systems - B&W                              --                19,477                21,542
          Power Generation Systems                                 9,565                20,829                22,706
      --------------------------------------------------------------------------------------------------------------
          Total Investment in Unconsolidated
            Affiliates                                        $   25,405            $   63,606            $   62,486
      ==============================================================================================================


(1) Includes property, plant and equipment of $33,000,000 in the fiscal year ended March 31, 1999 acquired through termination of the McDermott-ETPM joint venture.

(2) Includes property, plant and equipment of $6,944,000 acquired in the acquisition of B&W Volund.

2.   Information about our Product and Service Lines:

                                                                      Year                 Nine-Month            Fiscal Year
                                                                     Ended                Period Ended              Ended
                                                                               December 31,                        March 31,
                                                                      2000                    1999                    1999
                                                                   -----------             -----------             -----------
                                                                                          (In thousands)
               REVENUES:
                   Marine Construction Services:
                      Offshore Operations                          $   294,399             $   311,544             $   605,024
                      Procurement Activities                           255,512                  51,004                 273,308
                      Fabrication Operations                           170,883                 109,493                 376,450
                      Engineering Operations                            76,819                  39,518                 115,594
                      Adjustments and Eliminations                     (40,105)                (20,840)                (90,806)
               -----------------------------------------------------------------------------------------------------------------
                                                                       757,508                 490,719               1,279,570
               -----------------------------------------------------------------------------------------------------------------
                   Government Operations:
                      Naval Reactor Program                            288,890                 189,197                 245,508
                      Management & Operation Contracts
                        of U.S. Government Facilities                  102,080                  82,488                  99,053
                      Nuclear Environmental Services                    22,296                   9,245                  19,932
                      Other Commercial Operations                       16,369                  10,141                  10,519
                      Other Government Operations                       16,132                  17,025                  18,673
                      Adjustments and Eliminations                     (14,515)                 (1,814)                (10,979)
               -----------------------------------------------------------------------------------------------------------------
                                                                       431,252                 306,282                 382,706
               -----------------------------------------------------------------------------------------------------------------
                   Industrial Operations:
                      Plant Outage Maintenance                         237,796                 131,535                 150,263
                      Engineering & Construction                       190,199                 182,187                 174,894
                      Auxiliary Equipment                               64,084                  46,790                  93,065
                      Contract Research                                 11,893                   9,436                   9,172
                      All Others                                            --                  (3,364)                    362
                      Adjustments and Eliminations                          (2)                     (2)                   (236)
               -----------------------------------------------------------------------------------------------------------------
                                                                       503,970                 366,582                 427,520
               -----------------------------------------------------------------------------------------------------------------
                   Power Generation Systems - B&W:
                      Original Equipment Manufacturers'
                        Operations                                      42,674                 130,449                 212,999
                      Nuclear Equipment Operations                       9,051                  71,208                  78,023
                      Aftermarket Goods and Services                    95,717                 469,054                 791,619
                      Operations and Maintenance                         6,304                  32,726                  41,602
                      Boiler Auxiliary Equipment                         8,258                  38,707                  85,969
                      Adjustments and Eliminations                      (6,230)                (12,417)               (144,838)
               -----------------------------------------------------------------------------------------------------------------
                                                                       155,774                 729,727               1,065,374
               -----------------------------------------------------------------------------------------------------------------
                   Power Generation Systems:
                      Original Equipment Manufacturers'
                        Operations                                      16,837                      --                      --
                      Plant Enhancements                                15,958                      --                      --
                      New Equipment                                        145                     242                     343
                      Service Business                                      --                      --                     500
                      Other                                                854                      --                      --
                      Adjustments and Eliminations                          --                      --                      --
               -----------------------------------------------------------------------------------------------------------------
                                                                        33,794                     242                     843
               -----------------------------------------------------------------------------------------------------------------
                   Adjustments and Eliminations                         (4,545)                 (2,464)                 (6,028)
               -----------------------------------------------------------------------------------------------------------------
                                                                   $ 1,877,753             $ 1,891,088             $ 3,149,985
               ==================================================================================================================

3.   Information about our Operations in Different Geographic Areas.


                                                       Year                Nine-Month           Fiscal Year
                                                       Ended              Period Ended             Ended
                                                              December 31,                        March 31,
                                                        2000                  1999                  1999
                                                     ----------            ----------            ----------
                                                                        (In thousands)
      REVENUES: (1)
            United States                            $  902,279            $1,139,010            $1,573,896
            Indonesia                                   348,665                35,369               220,124
            Canada                                      336,431               277,917               437,363
            Mexico                                       61,603                97,467                78,496
            United Kingdom                               59,447                50,456               133,403
            India                                        41,188                26,202                46,972
            Saudi Arabia                                 23,330                32,701                 5,664
            Trinidad                                     21,018                11,268                57,905
            Denmark                                      18,750                   717                 1,131
            Qatar                                         3,739                29,948               132,509
            China                                         3,716                27,607                72,217
            Myanmar                                          --                 4,582                80,130
            Other Countries                              57,587               157,844               310,175
      ------------------------------------------------------------------------------------------------------
                                                     $1,877,753            $1,891,088            $3,149,985
      ======================================================================================================

      PROPERTY, PLANT AND EQUIPMENT, NET:
            United States                            $  201,680            $  256,332            $  259,549
            Indonesia                                    64,513                66,508                37,309
            Mexico                                       56,712                37,811                48,246
            United Arab Emirates                         18,149                20,890                20,089
            United Kingdom                                2,614                 6,671                 8,202
            Canada                                          577                33,197                31,456
            Other Countries                              21,111                16,388                29,110
      ------------------------------------------------------------------------------------------------------
                                                     $  365,356            $  437,797            $  433,961
      ======================================================================================================


     (1)  We allocate geographic revenues based on the location of the customer.


NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the year ended December 31, 2000 and the nine-month period ended December 31, 1999:

                                                                        Year Ended December 31, 2000
                                                                                 Quarter Ended
                                                   ---------------------------------------------------------------------------
                                                    March 31,             June 30,            Sept. 30,             Dec. 31,
                                                      2000                  2000                 2000                  2000
                                                   ---------------------------------------------------------------------------
                                                                   (In thousands, except per share amounts)
      Revenues                                     $ 591,711             $ 487,288             $ 390,961            $ 407,793
      Operating income (loss)                      $   8,990             $  (6,215)            $   9,026            $ (13,549)
      Income (loss) from investees                 $  (6,223)            $ (14,051)            $   5,692            $   4,841
      Net income (loss)                            $   7,867             $ (10,047)            $   5,622            $ (25,524)

      Earnings (loss) per common share:
      Basic                                        $    0.13             $   (0.17)            $    0.09            $   (0.42)
      Diluted                                      $    0.13             $   (0.17)            $    0.09            $   (0.42)


Pre-tax results for the quarters ended June 30, September 30 and December 31, 2000 include losses of $20,302,000, $2,340,000, and $807,000, respectively, to exit certain foreign joint ventures.

                                                         Nine-Month Period Ended December 31, 1999
                                                                       Quarter Ended
                                                   ------------------------------------------------------
                                                   June 30,               Sept. 30,            Dec. 31,
                                                     1999                   1999                  1999
                                                   ------------------------------------------------------
                                                          (In thousands, except per share amounts)
      Revenues                                     $ 647,884             $ 595,870             $ 647,334
      Operating income                             $  34,254             $  17,518             $  22,935
      Loss from  investees                         $    (354)            $  (6,759)            $  (3,869)
      Net income (loss)                            $  20,043             $   3,618             $ (23,221)

      Earnings (loss) per common share:
      Basic                                        $    0.34             $    0.06             $   (0.39)
      Diluted                                      $    0.33             $    0.06             $   (0.39)

Pretax results for the three months ended December 31, 1999 include a loss on the curtailment of a foreign pension plan of $37,810,000.

NOTE 19 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                                      Nine-Month
                                                                 Year                   Period                 Fiscal Year
                                                                        Ended December 31,                   Ended March 31,
                                                                 2000                     1999                    1999
                                                             ------------             ------------            ------------
                                                                    (In thousands, except shares and per share amounts)
      Basic:
        Income (loss) before extraordinary item              $    (22,082)            $        440            $    192,081
        Extraordinary item                                             --                       --                 (38,719)
      ------------------------------------------------------------------------------------------------------------------------
        Net income (loss) for basic computation              $    (22,082)            $        440            $    153,362
      ========================================================================================================================

        Weighted average common shares                         59,769,662               59,033,154              59,015,091
      ========================================================================================================================
        Basic earnings (loss) per common share:
        Income (loss) before extraordinary item              $      (0.37)            $       0.01            $       3.25
        Extraordinary item                                             --                       --                   (0.65)
      ------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                                    $      (0.37)            $       0.01            $       2.60
      ========================================================================================================================

      Diluted:
        Income (loss) before extraordinary item              $    (22,082)            $        440            $    192,081
        Dividends on Subsidiary's Series A $2.20
          Cumulative Convertible Preferred Stock                       --                       --                   2,752
      ------------------------------------------------------------------------------------------------------------------------
        Income (loss) for diluted computation                     (22,082)                     440                 194,833
        Extraordinary item                                             --                       --                 (38,719)
      ------------------------------------------------------------------------------------------------------------------------
        Net income (loss) for diluted computation            $    (22,082)            $        440            $    156,114
      ========================================================================================================================

        Weighted average common shares (basic)                 59,769,662               59,033,154              59,015,091
        Effect of dilutive securities:
        Stock options and restricted stock                             --                  724,089               1,172,496
        Subsidiary's Series A $2.20 Cumulative
          Convertible Preferred Stock                                  --                       --               1,256,151
        Series C $2.875 Cumulative Convertible
          Preferred Stock                                              --                       --                 190,457
      ------------------------------------------------------------------------------------------------------------------------
        Adjusted weighted average common shares
        and assumed conversions                                59,769,662               59,757,243              61,634,195
      ========================================================================================================================
        Diluted earnings (loss) per common share:
        Income (loss) before extraordinary item              $      (0.37)            $       0.01            $       3.16
        Extraordinary item                                             --                       --                   (0.63)
      ------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                                    $      (0.37)            $       0.01            $       2.53
      ========================================================================================================================


Incremental shares of 1,050,242 related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been anti-dilutive.

NOTE 20 - THE BABCOCK & WILCOX COMPANY

General

As a result of asbestos-containing commercial boilers and other products B&W and certain of its subsidiaries sold, installed or serviced in prior decades, B&W is subject to a substantial volume of non-employee liability claims asserting asbestos-related injuries. All of these claims are similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff as a result of the exposure to asbestos fibers (e.g., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes).

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. As a result of the filing, the Bankruptcy Court issued a temporary restraining order prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII. The temporary restraining order was converted to a preliminary injunction, which is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction runs through April 17, 2001. On February 20, 2001, the Bankruptcy Court appointed a mediator to facilitate negotiations among the debtors and the committee representing the asbestos claimants to reach a final determination of the debtors' ultimate liability for asbestos related claims. The mediator has been appointed for a sixty-day period, and will be reporting progress to the court about forty-five days after his appointment.

On February 22, 2001, B&W and its debtors filed a plan of reorganization and a disclosure statement. The plan of reorganization contemplates a resolution under either the settlement process or the litigation strategy. Under the settlement process, there would be a consensual agreement of 75% of the asbestos personal injury claimants. A trust would be formed and assigned all of B&W's and its filing subsidiaries' insurance rights with an aggregate products liability value of approximately $1,150,000,000. In addition, $50,000,000 cash and a $100,000,000 subordinated 10-year note payable would be transferred into the trust. The debtors will consent to the assignment of the insurance and will release and void any right that they have to the insurance. The trust's rights to the insurance would be protected and could be dedicated solely to the resolution of the asbestos claims. As a result of the creation of the trust, B&W and all affiliates would be released and discharged from all present and future liability for asbestos claims arising out of exposure to B&W's products.

Under the litigation strategy, if we are not able to reach a consensual agreement with the plaintiffs, a cram-down option is available. The claims would still be channeled through a trust with $50,000,000 cash and a $100,000,000 subordinated 10-year note payable, but the debtors would not transfer their insurance rights. The debtors would manage the insurance rights and claims would be handled through the litigation process by the trust. Funding of the trust would be from the insurance, the cash, the note payable, and equity of the debtor, if necessary.

Prior to its bankruptcy filing, B&W and its subsidiaries had engaged in a strategy of negotiating and settling asbestos products liability claims brought against them and billing the settled amounts to insurers for reimbursement. The average amount per settled claim over the three calendar years prior to the Chapter 11 filing was approximately $7,900. Reimbursed amounts are subject to varying insurance limits based upon the year of coverage, insurer solvency and collection delays (due primarily to agreed payment schedules with specific insurers delaying reimbursement for three months or more). No claims have been paid since the bankruptcy filing. Claims paid during the year ended December 31, 2000, prior to the bankruptcy filing, were $23,640,000 of which $20,121,000 has been recovered or is due from insurers. At December 31, 2000, receivables of $29,091,000 were due from insurers for reimbursement of settled claims. Currently, certain insurers are refusing to reimburse B&W for settled claims until B&W's assumption, in bankruptcy, of its pre-bankruptcy filing contractual reimbursement arrangements with such insurers. To date, this has not had a material adverse impact on B&W's liquidity or the conduct of its business and we do not expect it to in the future. We anticipate that B&W will eventually recover these insurance reimbursements.

Personal injury claim activity for the year ended December 31, 2000, due to the Chapter 11 filing, is not comparable to prior periods and is therefore not presented. For the periods ended December 31 and March 31, 1999, personal injury claim activity was as follows:

                                                          For the            For the
                                                        Nine-Month         Fiscal Year
                                                       Period Ended          Ended
                                                        December 31,        March 31,
                                                           1999               1999
                                                          ------              ------
                                                                (In thousands)
      Claims outstanding, beginning of period             41,721              43,826
      New claims                                          27,809              24,278
      Settlements                                        (24,958)            (26,383)
      ---------------------------------------------------------------------------------
      Claims outstanding, end of period                   44,572              41,721
      =================================================================================

We have insurance coverage for these asbestos products liability claims against B&W, which coverage is subject to varying insurance limits that are dependent upon the year involved. Pursuant to agreements with the majority of our principal insurers concerning the method of allocation of claim payments to the years of coverage, B&W historically negotiated and settled these claims and billed the appropriate amounts to the insurers. Ever since these claims began in the early 1980's, B&W has adopted a strategy of grouping claims that met certain basic criteria and settling them at the lowest possible average cost per claim. We have recognized provisions in our consolidated financial statements to the extent that settled claim payments are not deemed recoverable from insurers.

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

In October 2000, the Bankruptcy Court set a March 29, 2001 bar date for the submission of allegedly settled asbestos claims and a July 30, 2001 bar date for all other personal injury claims including unsettled asbestos claims against B&W and its filing subsidiaries. While the B&W Chapter 11 reorganization proceedings continue to progress, there are a number of issues and matters to be resolved prior to its emergence from the proceedings. Remaining issues and matters to be resolved include, but are not limited:

     -    the ultimate asbestos liability of B&W and its subsidiaries;

     - the outcome of negotiations with the asbestos claimants committee, the future claimants representative and other participants in the Chapter 11, concerning, among other things, the size and structure of a trust to satisfy the asbestos liability and the means for funding that trust;

     - the outcome of negotiations with our insurers as to additional amounts of coverage of B&W and its subsidiaries and their participation in a plan to fund the settlement trust;

     - the Bankruptcy Court's decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings, including the Court's periodic determinations as to whether to extend the existing preliminary injunction that prohibits asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII;

     - the resolution of an existing event of default under the DIP Credit Facility to permit future borrowings and the issuance of new letters of credit under that facility; and

     - the possible need for an extension of the three-year term of the DIP Credit Facility, which is scheduled to expire in February 2003, to accommodate the issuance of letters of credit expiring after that date in connection with new construction and other contracts on which B&W intends to bid.

The timing and ultimate outcome of the Chapter 11 proceedings are uncertain. Any changes in the estimate of B&W's non-employee asbestos products liability and insurance recoverables, and differences between the proportion of such liabilities covered by insurance and that experienced in the past, could result in material adjustments to the B&W financial statements and could negatively impact our ability to realize our net investment in B&W totaling $186,966,000. In addition, if the asbestos liability of B&W and its subsidiaries is ultimately determined to be substantially in excess of the amount we have estimated and reflected in our net investment in B&W, B&W, the asbestos claimants and/or other creditors in the B&W Chapter 11 proceedings may pursue claims against other entities within MI based on allegations relating to various pre-petition transfers by B&W to BWICO and other entities within MI. Although no formal claims of this nature have been made in the B&W Chapter 11 proceedings, representatives of the asbestos claimants committee have asserted that the corporate reorganization that we completed in the fiscal year ended March 31, 1999, which involved B&W's cancellation of a $313,000,000 note receivable and B&W's transfer of all the capital stock of HPC, Tracy Power, BWXT and MTI to BWICO, included transfers which may be voided under applicable federal bankruptcy and/or state law. We believe that B&W was solvent at the time of that reorganization and the transfers are not voidable. However, these claims would, if formally asserted in the bankruptcy proceedings, ultimately be decided by a court, and if adversely decided could have a material adverse effect on our consolidated financial position and results of operations.

DEBTOR-IN-POSSESSION FINANCING

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into the DIP Credit facility with Citibank, N.A. and Salomon Smith Barney Inc. with a three-year term. The Bankruptcy Court approved the full amount of this facility, giving all amounts owed under the facility a super-priority administrative expense status in bankruptcy. B&W's and its filing subsidiaries' obligations under the facility are (1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.'s assets. Additionally, B&W and substantially all of its domestic subsidiaries executed a pledge and security agreement pursuant to which they have granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or refinancing of MI's public debt. The DIP Credit Facility generally provides for borrowings by B&W and its filing subsidiaries for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100,000,000 in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. B&W is not currently in compliance with these requirements. B&W is currently negotiating with its banks to obtain a waiver and/or an amendment to this facility to permit it to borrow and/or obtain letters of credit even though it is currently not able to comply with some of these financial covenants.

We anticipate that these negotiations will be successful. There were no borrowings under this facility at December 31, 2000. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172,000,000 (the "Pre-existing LCs"). MII, MI and BWICO have agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which it already has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2000, approximately $81,895,000 in letters of credit have been issued under the DIP Credit Facility of which approximately $60,039,000 were to replace or backstop Pre-existing LCs.

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

                          THE BABCOCK & WILCOX COMPANY
                              DEBTOR-IN-POSSESSION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                                               Nine-Month         Fiscal
                                                                      Year Ended              Period Ended       Year Ended
                                                                      December 31,            December 31,        March 31,
                                                               2000              1999              1999              1999
                                                           -----------       -----------       -----------       -----------
                                                                             (Unaudited)
                                                                                       (In thousands)
      Revenues                                             $ 1,162,458       $ 1,021,101       $   731,283       $ 1,062,666
      Costs and Expenses:
        Cost of operations (excluding
          depreciation and amortization)                     1,026,540           838,980           587,633           875,264
        Depreciation and amortization                           16,256            19,290            12,560            22,806
        Selling, general and administrative
          expenses                                             110,266           132,295            94,564           125,462
        Reorganization charges(1)                               17,888                --                --                --
      ------------------------------------------------------------------------------------------------------------------------
                                                             1,170,950           990,565           694,757         1,023,532
      ------------------------------------------------------------------------------------------------------------------------

      Gain (Loss) on Asset Disposals                              (441)            2,127              (408)            3,538
      ------------------------------------------------------------------------------------------------------------------------
      Operating Income (Loss) before Income
        from Investees                                          (8,933)           32,663            36,118            42,672

      Income from Investees                                      5,098             3,527             3,346             1,112
      ------------------------------------------------------------------------------------------------------------------------

      Operating Income (Loss)                                   (3,835)           36,190            39,464            43,784
      ------------------------------------------------------------------------------------------------------------------------
      Other Income:
        Interest income                                          4,051            12,185             3,148            18,550
        Interest expense                                        (4,221)           (2,165)           (1,677)           (3,092)
        Other-net                                                  433           (44,945)            6,025           (58,873)
      ------------------------------------------------------------------------------------------------------------------------
                                                                   263           (34,925)            7,496           (43,415)
      ------------------------------------------------------------------------------------------------------------------------
      Income (Loss) from Continuing Operations
        before Provision for Income Taxes                       (3,572)            1,265            46,960               369

      Provision for (Benefit from) Income Taxes                    736             9,104            20,877            (3,079)
      ------------------------------------------------------------------------------------------------------------------------
      Income (Loss) from Continuing Operations                  (4,308)           (7,839)           26,083             3,448

      Income from Discontinued Operations                           --                --                --             9,945
      ------------------------------------------------------------------------------------------------------------------------
      Net Income (Loss)                                    $    (4,308)      $    (7,839)      $    26,083       $    13,393
      =========================================================================================================================



     (1)  Reorganization charges consist of:

          Professional fees      $ 21,642
          Interest Income          (3,754)
          -------------------------------
                                 $ 17,888
          ===============================

                          THE BABCOCK & WILCOX COMPANY
                              DEBTOR-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                   December 31,
                                                                              2000                 1999
                                                                           -----------          -----------
                                                                                      (In thousands)
      Assets:
        Current Assets                                                     $   553,937          $   713,168
        Property, Plant and Equipment                                           80,459               86,151
        Products Liabilities Recoverable                                     1,153,761              942,982
        Goodwill                                                                77,093               79,532
        Prepaid Pension Costs                                                   20,369               19,253
        Other Assets                                                           128,043              165,302
      ------------------------------------------------------------------------------------------------------

      Total Assets                                                         $ 2,013,662          $ 2,006,388
      ======================================================================================================
      Liabilities:
        Current Liabilities                                                $   364,977          $   629,549
        Liabilities Subject to Compromise                                    1,456,313(A)                --
        Accrued Postretirement Benefit Obligation                                  566              104,717
        Other long-term liabilities                                             18,589            1,111,394
      Stockholder's Equity:
        Common Stock                                                             1,001                1,001
        Capital in Excess of Par Value                                         134,733              116,432
        Retained Earnings                                                       60,824               65,132
        Accumulated Other Comprehensive Loss                                   (23,341)             (21,837)
      ------------------------------------------------------------------------------------------------------

      Total Liabilities and Stockholder's Equity                           $ 2,013,662          $ 2,006,388
      ======================================================================================================
       (A)Liabilities subject to compromise consist of the following:
          Accounts payable                                                 $     3,113
          Provision for warranty                                                21,742
          Other current liabilities                                             25,302
          Products liabilities                                               1,307,725
          Accumulated postretirement benefit
            obligation                                                          75,910
          Other long-term liabilities                                           22,521
                                                                           -----------
                                                                           $ 1,456,313
                                                                           -----------

B&W and its subsidiaries routinely engage in intercompany transactions with other entities within the McDermott group of companies in the ordinary course of business. These transactions include services received by B&W and its subsidiaries from MII and MI under a support services agreement. These services include the following: accounting, treasury, tax administration, and other financial services; human relations; public relations; corporate secretarial; and corporate officer services. In addition, B&W is responsible for its share of federal income taxes included in MI's federal tax return under a tax-sharing arrangement. As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the "Pre-Petition Inter-company Payables") and other creditors during the pendency of the bankruptcy case, without the Bankruptcy Court's approval. Moreover, no assurances can be given that any of the Pre-Petition Inter-company Payables will be paid or otherwise satisfied in connection with the confirmation of a B&W plan of reorganization. As of February 21, 2000, the day prior to the bankruptcy filing, B&W and its filing subsidiaries had Pre-Petition Inter-company Payables of approximately $51,350,000 and pre-petition inter-company receivables from other entities within the McDermott group of companies (other than subsidiaries of B&W) of approximately $58,143,000. In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. In addition to this indemnity, these two surety companies requested and, in June 2000, obtained from the Bankruptcy Court, subject to DIP Credit Facility and certain professional fees, super-priority administrative expense status in bankruptcy for their claims against B&W and its filing subsidiaries resulting from their exposure under any bond issued post-bankruptcy filing for B&W's and its subsidiaries' businesses. At December 31, 2000, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $262,406,000 of which approximately $163,373,000 relates to bonds issued after February 21, 2000.

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $166,234,000, as of February 21, 2000, increased to $186,966,000 due to post-bankruptcy filing adjustments to the net assets of B&W and is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization.

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries' operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of B&W to continue as a going concern is dependent upon its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W condensed consolidated financial information set forth above has been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a rejection of our plan of reorganization, could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment. The independent accountant's report on the separate consolidated financial statements of B&W for the periods ended December 31, 2000 and 1999 includes an explanatory paragraph indicating that these issues raise substantial doubt about B&W's ability to continue as a going concern.

Following are our condensed Pro Forma consolidated Statements of Income (Loss) and Balance Sheet data, assuming the deconsolidation of B&W for all periods presented.

Assumes deconsolidation as of the beginning of the period presented, all data unaudited:

                                                                                   Nine-Month         Fiscal
                                                       Year Ended                Period Ended       Year Ended
                                                       December 31,               December 31,       March 31,
                                                  2000              1999              1999              1999
                                              -----------       -----------       -----------       -----------
                                                                      (In thousands)
      Revenues                                $ 1,722,038       $ 1,619,355       $ 1,159,805       $ 2,087,319
      Operating Income (Loss)                 $    (9,699)      $    25,558       $    35,243       $   173,632
      Income (Loss) before Provision for
        (Benefit from) Income Taxes and
        Extraordinary Item                    $   (19,271)      $   (10,877)      $   (11,862)      $   186,909
      Net Income (Loss)                       $   (27,587)      $   (53,824)      $   (25,643)      $   139,969

      Earnings (Loss) per Common Share:
        Basic                                 $     (0.46)      $     (0.91)      $     (0.43)      $      2.37
        Diluted                               $     (0.46)      $     (0.91)      $     (0.43)      $      2.27

Assumes deconsolidation as of the balance sheet date:

                                                       December 31, 1999
                                                        (In thousands)
      Current Assets                                      $  755,640
      Property, Plant and Equipment                       $  351,646
      Investment in B&W                                   $  160,728
      Total Assets                                        $2,082,954

      Current Liabilities                                 $  672,857
      Environmental and Products Liabilities              $   11,604
      Total Stockholders' Equity                          $  791,858
      Total Liabilities and Stockholders' Equity          $2,082,954


As a result of the B&W bankruptcy filing, our access to the cash flows of B&W and its subsidiaries has been restricted. We believe that the bankruptcy filing and the weak Marine Construction Services markets have contributed to the reduction in our credit rating from BA1 to BA3 by Moody's Investor Service and BB to B by Standard & Poors and, consequently, could adversely impact our access to capital. In addition, MI and JRM and their respective subsidiaries are limited, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. As a result, we have assessed our ability to continue as a going concern and have concluded that we can continue to fund our operating activities and capital requirements for the foreseeable future. In this regard, management will be required to address several significant issues:

     - Negative cash flows. We expect to incur negative cash flows in the first two quarters of 2001, with a return to a positive cash flow position in the third and fourth quarters of the year. We expect to satisfy our working capital needs and fund negative cash flows in the first two quarters of 2001 through increased borrowings on our existing credit facilities. We expect to return to positive cash flows through a combination of improved market conditions, as well as a reduction in general and administrative costs.

     - Reduction in surety bond capacity. We have been notified by our two surety companies that they are no longer willing to issue bonds on our behalf. We obtain surety bonds in the ordinary course of business of several of our operations to secure contract bids and to meet the bonding requirements of various construction and other contracts with customers. We expect to obtain the coverage we require through other surety companies as well as using our existing credit facilities for contract-related performance guarantees. We do not expect this situation to impact MII's liquidity negatively for the foreseeable future.

     - Upcoming maturity of MI's 9.375% notes. MI's 9.375% notes, which have an aggregate outstanding principal amount of $225,000,000, are scheduled to mature on March 15, 2002. MI currently has insufficient cash and other liquid resources on hand to fund the repayment of its 9.375% notes. We are currently exploring various alternatives relative to extending the maturity of these notes, as well as other potential refinancing alternatives. We expect these efforts will be successful. In addition, for the 2001 year, MI would be entitled to $249,637,000 on the exercise of all of its rights under the Intercompany Agreement, which would generate tax of $87,338,000 ( See Note 11). MI does not currently intend to exercise its right to sell under the Intercompany Agreement (although it may in the future elect to do so). There is no assurance, however, that MI's efforts to extend the maturity of or refinance these notes will be successful. In that case MI will have to consider exercising its rights under the Intercompany Agreement, selling all or a part of one or more of its operating subsidiaries, or some combination of these and other alternatives. MI's level of indebtedness and its lack of liquidity pose substantial risks to MI and the holders of its debt securities. The inability to refinance the notes successfully could have a material adverse impact on the MII's liquidity, financial position and results of operations.

     - Existing event of default under the DIP Credit Facility. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W is not currently in compliance with these requirements. We expect to receive a waiver and/ or amendment of default under the DIP Credit Facility. Therefore, we do not expect the default under the facility to increase MII's exposure to letters of credit outstanding as of December 31, 2000 or to impact MII's liquidity negatively in the in the foreseeable future.

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE


For the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, we had no disagreements with PricewaterhouseCoopers LLP on any accounting or financial disclosure issues.



                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Executive Officers" in The Proxy Statement for our 2001 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" in The Proxy Statement for our 2001 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in The Proxy Statement for our 2001 Annual Meeting of Stockholders.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report or incorporated by reference:

          1.   CONSOLIDATED FINANCIAL STATEMENTS

               Reports of Independent Accountants

               Consolidated Balance Sheets December 31, 2000 and 1999

               Consolidated Statements of Income For the Years Ended December
                    31, 2000 and 1999, the Nine-Month Period Ended December 31, 1999 and the Fiscal Year Ended March 31, 1999

               Consolidated Statements of Comprehensive Income (Loss) For the
                    Years Ended December 31, 2000 and 1999 , the Nine-Month Period Ended December 31, 1999 and the Fiscal Year Ended March 31, 1999

               Consolidated Statements of Stockholders' Equity For the Year
                  Ended December 31, 2000, the Nine-Month Period Ended December 31, 1999 and the Fiscal Year Ended March 31, 1999

               Consolidated Statements of Cash Flows For the Years Ended
                    December 31, 2000 and 1999, the Nine-Month Period Ended December 31, 1999 and the Fiscal Year Ended March 31, 1999

               Notes to Consolidated Financial Statements For the Year Ended
                    December 31, 2000, the Nine-Month Period Ended December 31, 1999 and the Fiscal Year Ended March 31, 1999

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

                        4.1         Amended and Restated Rights Agreement
                                    (incorporated by reference to Exhibit 4.1 of McDermott International, Inc.'s annual report on Form 10-K for the fiscal year ended March 31, 1999 and Amendment dated
                                    December 6, 2000 incorporated by reference to Exhibit 4.2 to McDermott International,
                                    Inc.'s current report on Form 8-K dated
                                    December 6, 2000).

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

                     Exhibit
                      Number        Description
                        10.7*       McDermott International, Inc.'s 1992 Officer
                                    Stock Incentive Program (incorporated by
                                    reference to Exhibit 10 to McDermott
                                    International, Inc.'s annual report on Form
                                    10-K, as amended for the fiscal year ended
                                    March 31, 1992).

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

                        10.11       Support Agreement between McDermott
                                    International, Inc. and McDermott
                                    Incorporated (incorporated by reference to
                                    Exhibit 10.11 of McDermott International,
                                    Inc.'s annual report of Form 10-K for the nine-month transition period ended December
                                    31, 1999).

                        21          Significant Subsidiaries of the Registrant.

                        23          Consent of PricewaterhouseCoopers LLP.


            * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.


      (b)   Reports on Form 8-K:

            We did not file any reports on Form 8-K during the three months ended December 31, 2000.

                                                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           McDERMOTT INTERNATIONAL, INC.


                                           /s/ Bruce W. Wilkinson
                                           ------------------------------------
March 8, 2001                       By:    Bruce W. Wilkinson
                                           Chairman of the Board and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

              Signature                                                Title
              ---------                                                -----
/s/ Bruce W. Wilkinson                                   Chairman of the Board, Chief Executive Officer
----------------------------------------                 and Director (Principal Executive Officer)
Bruce W. Wilkinson


/s/ Bruce F. Longaker                                    Executive Vice President and Chief Financial Officer
----------------------------------------                 (Principal Financial and Accounting Officer)
Bruce F. Longaker


/s/ Phillip J. Burguieres                                Director
----------------------------------------
Phillip J. Burguieres


/s/ Ronald C. Cambre                                     Director
----------------------------------------
Ronald C. Cambre


/s/ Bruce DeMars                                         Director
----------------------------------------
Bruce DeMars


/s/ Joe B. Foster                                        Director
----------------------------------------
Joe B. Foster


/s/ Robert L. Howard                                     Director
----------------------------------------
Robert L. Howard


/s/ John W. Johnstone, Jr.                               Director
----------------------------------------
John W. Johnstone, Jr.


/s/ Kathryn D. Sullivan                                  Director
----------------------------------------
Kathryn D. Sullivan


/s/ John N. Turner                                       Director
----------------------------------------
John N. Turner


/s/ Richard E. Woolbert                                  Director
----------------------------------------
Richard E. Woolbert


March 8, 2000

                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------
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

4.1 Amended and Restated Rights Agreement (incorporated by reference to Exhibit 4.1 of McDermott International, Inc.'s annual report on Form 10-K for the fiscal year ended March 31, 1999 and Amendment dated December 6,2000 incorporated by reference to Exhibit 4.2 to McDermott International, Inc.'s current report on Form 8-K dated December 6, 2000).

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

10.11             Support Agreement between McDermott International, Inc. and
                  McDermott Incorporated (incorporated by reference to Exhibit
                  10.11 of McDermott International, Inc.'s annual report of Form
                  10-K for the nine-month transition period ended December 31,
                  1999).

21                Significant Subsidiaries of the Registrant

23                Consent of PricewaterhouseCoopers LLP.

99                The Babcock & Wilcox Company Consolidated Financial Statements