Form 10-K405/A
period 2000-12-31
MCDERMOTT INTERNATIONAL INC
filed 2001-04-26
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                         FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from           to
                                            ---------    ----------

Commission File Number 1-8430

                          McDERMOTT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        REPUBLIC OF PANAMA                                             72-0593134
--------------------------------------------------------------------------------------------------------------
   (State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

                     1450 POYDRAS STREET
                     NEW ORLEANS, LOUISIANA                                            70112-6050
--------------------------------------------------------------------------------------------------------------
         (Address of Principal Executive Offices)                                      (Zip Code)

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

The number of shares outstanding of the Company's Common Stock at January 29, 2001 was 60,677,340.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                          McDERMOTT INTERNATIONAL, INC.

               INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS



                                                                                                        Page
Report of PricewaterhouseCoopers LLP                                                                      3

Financial Statement Schedule Covered by Reports of Independent Accountants:

      I    Condensed Financial Information of Registrant                                                  4

All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements or Notes thereto.

Signature of Registrant                                                                                  12

Exhibit Index

     99    Supplementary Financial Information on Panamanian
                Securities Regulations

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholder of The McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. (the "Company") as of December 31, 2000 and 1999, and for the year ended December 31, 2000, the nine-month period ended December 31, 1999, and the fiscal year ended March 31, 1999, and have issued our report thereon dated February 23, 2001. Our report includes an emphasis of matter paragraph referring to Note 20 of the consolidated financial statements which discusses certain asbestos-related claims against the Company's subsidiary, The Babcock & Wilcox Company ("B&W"), B&W's related voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code, and certain liquidity matters resulting from the filing. Our audit also included
Schedule I - Condensed Financial Information of Registrant as of December 31, 2000 and 1999, and for the year ended December 31, 2000, the nine-month period ended December 31, 1999, and the fiscal year ended March 31, 1999. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 23, 2001, except for Note 4 as to which the date is April 5, 2001

                                                                      Schedule I


                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                             December 31,
                                                          2000         1999
                                                       ----------   ----------
                                                           (In thousands)
Current Assets:
     Cash and cash equivalents                         $       46   $    8,991
     Accounts receivable - trade, net                          75          338
     Accounts receivable - other                              567        1,811
     Accounts receivable from subsidiaries                 18,012       84,527
     Other currents assets                                    863          808
                                                       ----------   ----------

         Total Current Assets                              19,563       96,475
                                                       ----------   ----------

Investments in Subsidiaries and
     Other Investees, at Equity                           811,152    1,727,139
                                                       ----------   ----------

Notes Receivable from Subsidiaries                         17,159      139,869
                                                       ----------   ----------

Property, Plant and Equipment, at Cost:
     Buildings                                              1,378        3,328
     Machinery and equipment                                  538        6,710
                                                       ----------   ----------
                                                            1,916       10,038
     Less accumulated depreciation                          1,916       10,038
                                                       ----------   ----------

         Net Property, Plant and Equipment                     --           --
                                                       ----------   ----------

Investments in Debt Securities                             28,672       29,230
                                                       ----------   ----------

Other Assets                                               32,835       38,631
                                                       ----------   ----------

         TOTAL                                         $  909,381   $2,031,344
                                                       ==========   ==========


See accompanying notes to condensed financial information.

                                                                       Continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             December 31,
                                                         2000            1999
                                                     ------------    ------------
                                                           (In thousands)
Current Liabilities:
     Accounts payable                                $        824    $        399
     Accounts payable to subsidiaries                      54,022       1,165,472
     Accrued liabilities - other                           38,288          26,315
     Income taxes                                           1,659           1,660
                                                     ------------    ------------

         Total Current Liabilities                         94,793       1,193,846
                                                     ------------    ------------

Notes Payable to Subsidiaries                              36,845          41,566
                                                     ------------    ------------

Other Liabilities                                           1,140           4,074
                                                     ------------    ------------

Commitments and Contingencies


Stockholders' Equity:
     Common stock                                          62,582          61,625
     Capital in excess of par value                     1,062,511       1,048,848
     Accumulated deficit                                 (230,902)       (208,904)
     Treasury stock                                       (62,736)        (62,731)
     Accumulated other comprehensive loss                 (54,852)        (46,980)
                                                     ------------    ------------

         Total Stockholders' Equity                       776,603         791,858
                                                     ------------    ------------

         TOTAL                                       $    909,381    $  2,031,344
                                                     ============    ============

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                      CONDENSED STATEMENTS OF INCOME (LOSS)



                                                                         Nine-Month     Fiscal Year
                                                         Year Ended     Period Ended       Ended
                                                                December 31,              March 31,
                                                            2000            1999            1999
                                                        ------------    ------------    ------------
                                                                       (In thousands)
Costs and Expenses:
    Cost of operations (excluding depreciation
       and amortization)                                $      5,300    $      1,233    $        201
    Depreciation and amortization                              1,450           1,131           1,479
    Selling, general and administrative expenses                 795           2,650             647
                                                        ------------    ------------    ------------

                                                               7,545           5,014           2,327
                                                        ------------    ------------    ------------

Gain (Loss) on Asset Disposals-net                              (517)              1              --
                                                        ------------    ------------    ------------

Operating Loss before Equity in
    Income of Investees                                       (8,062)         (5,013)         (2,327)
                                                        ------------    ------------    ------------

Equity in Income (Loss) of Subsidiaries
    and Other Investees                                       (7,243)         43,027         149,448
                                                        ------------    ------------    ------------

    Operating Income (Loss)                                  (15,305)         38,014         147,121
                                                        ------------    ------------    ------------

Other Income (Expense):
    Interest income                                            2,811           2,192           2,841
    Interest expense                                          (6,486)         (9,932)         (2,908)
    Other - net                                               (5,442)        (29,834)         18,693
                                                        ------------    ------------    ------------

                                                              (9,117)        (37,574)         18,626
                                                        ------------    ------------    ------------

 Income (Loss) before Benefit from Income
    Taxes and Extraordinary Item                             (24,422)            440         165,747

Benefit from Income Taxes                                     (2,340)             --         (12,067)
                                                        ------------    ------------    ------------

Income (Loss) before Extraordinary Item                      (22,082)            440         177,814

Extraordinary Item                                                --              --         (24,452)
                                                        ------------    ------------    ------------

Net Income (Loss)                                       $    (22,082)   $        440    $    153,362
                                                        ============    ============    ============


See accompanying notes to condensed financial information.

                                                                      Schedule I

                          MCDERMOTT INTERNATIONAL, INC
                              (PARENT COMPANY ONLY)
               CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                         Nine-Month     Fiscal Year
                                                         Year Ended     Period Ended       Ended
                                                                December 31,              March 31,
                                                            2000            1999            1999
                                                        ------------    ------------    ------------
                                                                       (In thousands)
Net Income (Loss)                                       $    (22,082)   $        440    $    153,362
                                                        ------------    ------------    ------------

Other Comprehensive Income (Loss):
  Equity in other comprehensive income (loss) of
     subsidiaries and other investees                         (8,386)        (13,928)         14,078
  Foreign currency translation adjustments                        --              --             (79)
  Minimum pension liability adjustments                           18              63              15
  Reclassification adjustment for gains (losses)
     included in net income                                      497            (470)           (101)
                                                        ------------    ------------    ------------

Other Comprehensive Income (Loss)                             (7,871)        (14,335)         13,913
                                                        ------------    ------------    ------------

Comprehensive Income (Loss)                                  (29,953)        (13,895)        167,275
                                                        ============    ============    ============

See accompanying notes to condensed financial information.

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                      Nine-Month     Fiscal Year
                                                      Year Ended     Period Ended       Ended
                                                              December 31,            March 31,
                                                         2000            1999            1999
                                                     ------------    ------------    ------------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                    $    (22,082)   $        440    $    153,362
                                                     ------------    ------------    ------------

Adjustments to reconcile net income (loss) to
  net cash provided by operating
   activities:
     Depreciation and amortization                          1,450           1,131           1,479
     Equity in income or loss of subsidiaries
       and other investees, less dividends                  7,243         (32,227)       (105,796)
     Gain on asset disposals-net                               --              (1)             --
     Benefit from deferred taxes                               --              --          (1,437)
     Other                                                  9,029           4,986          10,217
     Changes in assets and liabilities:
       Accounts and notes receivable                        1,507          11,161          12,022
       Accounts payable                                  (135,077)         77,747         222,533
       Income taxes                                            (1)             (1)         (1,236)
       Other, net                                           9,581          31,348         (62,803)
                                                     ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                            (128,350)         94,584         228,341
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from asset disposals                                  --               1               3
Investments in subsidiaries                                    --              --        (158,000)
Purchases of available-for-sale securities                (10,473)         (6,493)        (16,010)
Maturities of available-for-sale securities                10,325           6,600           7,000
Sales of available-for-sale securities                      1,247              --          17,834
Decrease (increase) in loans to subsidiaries              122,710         (87,248)           (300)
                                                     ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                             123,809         (87,140)       (149,473)
                                                     ------------    ------------    ------------

                                                                       Continued


                                                                                 Nine-Month     Fiscal Year
                                                                Year Ended      Period Ended       Ended
                                                                        December 31,             March 31,
                                                                    2000            1999            1999
                                                                ------------    ------------    ------------
                                                                               (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                       $         --    $         --    $    (12,200)
Issuance of common stock                                                  47           1,538           4,173
Dividends paid                                                        (8,972)         (8,889)        (13,810)
Purchase of McDermott International, Inc. stock                           (5)             --         (59,156)
Other                                                                  4,526            (476)          1,227
                                                                ------------    ------------    ------------

NET CASH USED IN FINANCING ACTIVITIES                                 (4,404)         (7,827)        (79,766)
                                                                ------------    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (8,945)           (383)           (898)
                                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                           8,991           9,374          10,272
                                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                    $         46    $      8,991    $      9,374
                                                                ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest, including intercompany
      interest (net of amount capitalized)                      $      6,453    $      9,865    $      3,182
   Income taxes, net of refunds                                 $        361    $          1    $          1
                                                                ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Settlement of intercompany balances with a subsidiary        $    932,935    $         --    $         --
                                                                ============    ============    ============

See accompanying notes to condensed financial information.

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                DECEMBER 31, 2000



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

NOTE 2 - CONTINGENCIES

McDermott International, Inc. is contingently liable under standby letters of credit totaling $51,260,000 at December 31, 2000, all of which were issued in the normal course of business. McDermott International, Inc. has guaranteed the indebtedness of certain of its subsidiaries and other investees. At December 31, 2000, these guarantees included $5,811,000 of loans to and $123,400,000 of standby letters of credit issued by certain subsidiaries and other investees.

At December 31, 2000, McDermott International, Inc. had pledged all of the fair value of its investments in debt securities to secure payments under and in connection with certain reinsurance agreements.

NOTE 3 - DIVIDENDS RECEIVED

McDermott International, Inc. received dividends from its consolidated subsidiaries of $487,562,000, $10,800,000 and $19,200,000 for the year ended
December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively. Also during the year ended December 31, 2000, McDermott International, Inc. received a capital contribution from one of its consolidated subsidiaries of $445,373,000.

NOTE 4 - SUBSEQUENT EVENT

On April 5, 2001, a group of insurance underwriters who have previously provided insurance to B&W under our excess liability policies filed (1) a declaratory judgement complaint against MII in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the U.S. Bankruptcy Court for the Eastern District of Louisiana. The insurance policies at issue in this litigation provide a significant portion of B&W's remaining excess liability coverage available for the resolution of the asbestos-related products liability claims that are the subject of the B&W Chapter 11 proceeding. The complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these insurers relating to insurance payments of the insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the agreement with the insurers and that the plaintiff underwriters owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the insurers should succeed in voiding the agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint in the District Court case also seeks a recovery of unspecified compensatory damages. Management believes these complaints and the substantive allegations they contain are without merit. Management intends to contest and defend against these actions vigorously. In management's opinion, these complaints will not have a material adverse effect on our consolidated financial position of results of operations.

                           SIGNATURE OF THE REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            McDERMOTT INTERNATIONAL, INC.





                                             /s/ Bruce F. Longaker
                                            ------------------------------------

                                            By:   Bruce F. Longaker
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



April 23, 2001

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER           DESCRIPTION
   -------          -----------
     99      Supplementary Financial Information on Panamanian Securities Regulations

                                                                      EXHIBIT 99

                McDERMOTT INTERNATIONAL, INC. ADDITIONAL EXHIBITS
                       SUPPLEMENTARY FINANCIAL INFORMATION
            PREPARED IN ACCORDANCE WITH AND SOLELY FOR THE PURPOSE OF
            COMPLYING WITH CERTAIN PANAMANIAN SECURITIES REGULATIONS


                                                                        Year Ended
                                                                       December 31,
                                                                           2000
                                                                      --------------
                                                                       (Unaudited)
                                                                      (In thousands)
                                   ARTICLE 29

RULE #9 - INVESTMENTS IN SUBSIDIARIES AND OTHER
     INVESTEES AT EQUITY
     Head Office (Parent Company)                                     $    811,152
     Subsidiaries and Affiliates                                                --
     Eliminations/Other                                                   (785,747)
                                                                      ------------
       McDERMOTT INTERNATIONAL, INC                                   $     25,405
                                                                      ============

RULE #25C - PARENT-COMPANY ACCOUNTS AND NOTES
       PAYABLE TO SUBSIDIARIES
       Head Office (Parent Company)                                   $     90,867
       Eliminations/Other                                                  (90,867)
                                                                      ------------
McDERMOTT INTERNATIONAL, INC                                          $         --
                                                                      ============

     ARTICLE 30

(c) - OPERATING EXPENSES BY SEGMENT
     Power Generation Systems                                         $    184,849
     Marine Construction Services                                          791,042
     Government Operations                                                 391,452
     Other Operations                                                      493,277
     Eliminations                                                           (4,545)
                                                                      ------------
       McDERMOTT INTERNATIONAL, INC                                   $  1,856,075
                                                                      ============

RULE #40 - OPERATING REVENUES
     Head Office (Parent Company)                                     $         --
     Subsidiaries and Affiliates                                         1,877,753
     Eliminations/Other                                                         --
                                                                      ------------
       McDERMOTT INTERNATIONAL, INC                                   $  1,877,753
                                                                      ============

                                                                       Continued

                                                                   Year Ended
                                                                  December 31,
                                                                      2000
                                                                 --------------
                                                                  (Unaudited)
                                                                 (In thousands)
     ARTICLE 30 - Continued

RULE #41 - OPERATING EXPENSES
     Head Office (Parent Company)                                $      7,545
     Subsidiaries and Affiliates                                    1,859,415
                                                                 ------------
       McDERMOTT INTERNATIONAL, INC                              $  1,866,960
                                                                 ============

RULE #43 - DIVIDENDS RECEIVED
     Head Office (Parent Company)
       from Subsidiaries and Affiliates                          $    487,562
     Subsidiaries and Affiliates
       from Other Corporations                                         14,109
     Eliminations/Other                                              (487,562)
                                                                 ------------
         McDERMOTT INTERNATIONAL, INC                            $     14,109
                                                                 ============

RULE #44 - INTEREST INCOME Head Office (Parent Company):
       from Subsidiaries and Affiliates                          $        584
       from Other Corporations                                          2,227
     Subsidiaries and Affiliates
       from Other Corporations                                         24,894
     Eliminations                                                        (584)
                                                                 ------------
         McDERMOTT INTERNATIONAL, INC                            $     27,121
                                                                 ============

RULE #46 - OTHER MISCELLANEOUS REVENUES
     Bad Debt Recoveries                                         $      3,533
     Loss on Curtailment of Employee Benefit Plans                     (5,297)
     Other Items - Net                                                 10,123
                                                                 ------------
         McDERMOTT INTERNATIONAL, INC                            $      8,359
                                                                 ============

RULE #51 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY
     Balance at December 31, 1999                                $     63,606
     Equity Income                                                     (9,741)
     Dividends Received                                               (14,109)
     Other Changes                                                    (14,351)
                                                                 ------------
     Balance at December 31, 2000                                $     25,405
                                                                 ============