Form 10-Q
period 2001-03-31
MCDERMOTT INTERNATIONAL INC
filed 2001-05-15
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

 (Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                       For the period ended March 31, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

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

                  Yes [X]                                  No [ ]

The number of shares outstanding of the Company's Common Stock at April 30, 2001 was 61,184,820.

                          McDERMOTT INTERNATIONAL, INC.

                                INDEX - FORM 10-Q


                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

     Item 1 -   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000                                                        4

         Condensed Consolidated Statements of Income (Loss)
           Three Months Ended March 31, 2001 and 2000                                                  6

         Condensed Consolidated Statements of Comprehensive Income
           Three Months Ended March 31, 2001 and 2000                                                  7

         Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001 and 2000                                                  8

         Notes to Condensed Consolidated Financial Statements                                         10


     Item 2 -   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                         34


PART II - OTHER INFORMATION

     Item 1 -   Legal Proceedings                                                                     46


SIGNATURES                                                                                            53

Exhibit 3.2 - Amended and Restated By-Laws of McDermott International, Inc.

                                     PART I

                          McDERMOTT INTERNATIONAL, INC.




                              FINANCIAL INFORMATION







Item 1.  Condensed Consolidated Financial Statements

                          McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                           March 31,    December 31,
                                                                             2001           2000
                                                                         ------------   ------------
                                                                         (Unaudited)
                                                                               (In thousands)

Current Assets:
   Cash and cash equivalents                                             $     57,037   $     84,620
   Investments                                                                     --         34,440
   Accounts receivable - trade, net                                           169,434        181,422
   Accounts receivable from The Babcock & Wilcox Company                       28,491         30,501
   Accounts receivable - unconsolidated affiliates                             49,777         31,155
   Accounts receivable - other                                                 59,249         54,662
   Environmental and products liabilities recoverable - current                 1,264          1,527
   Contracts in progress                                                       94,307         90,142
   Inventories                                                                 10,233         11,733
   Deferred income taxes                                                       57,502         56,805
   Other current assets                                                        18,375         28,022
                                                                         ------------   ------------

   Total Current Assets                                                       545,669        605,029
                                                                         ------------   ------------

Property, Plant and Equipment                                               1,238,782      1,239,554
   Less accumulated depreciation                                              875,210        874,198
                                                                         ------------   ------------

   Net Property, Plant and Equipment                                          363,572        365,356
                                                                         ------------   ------------

Investments:
   Government obligations                                                     273,932        280,208
   Other investments                                                           49,045         46,547
                                                                         ------------   ------------

   Total Investments                                                          322,977        326,755
                                                                         ------------   ------------

Investment in The Babcock &Wilcox Company                                     186,966        186,966
                                                                         ------------   ------------

Goodwill less Accumulated Amortization of $55,498,000
   at March 31, 2001 and $50,579,000 at December 31, 2000                     345,772        350,939
                                                                         ------------   ------------

Prepaid Pension Costs                                                         141,487        134,307
                                                                         ------------   ------------

Other Assets                                                                   90,918         86,275
                                                                         ------------   ------------

   TOTAL                                                                 $  1,997,361   $  2,055,627
                                                                         ============   ============



See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       March 31,       December 31,
                                                                         2001             2000
                                                                     -------------    -------------
                                                                      (Unaudited)
                                                                            (In thousands)

Current Liabilities:
   Notes payable and current maturities of long-term debt            $      47,500    $      96,346
   Accounts payable                                                        114,365          114,184
   Accounts and notes payable to The Babcock & Wilcox Company               45,769           53,073
   Environmental and products liabilities - current                          4,430            6,162
   Accrued employee benefits                                                51,914           57,578
   Accrued contract costs                                                   31,128           32,867
   Advance billings on contracts                                            92,423           71,612
   Other current liabilities                                               237,804          258,405
                                                                     -------------    -------------

     Total Current Liabilities                                             625,333          690,227
                                                                     -------------    -------------

Long-Term Debt                                                             322,207          323,157
                                                                     -------------    -------------

Accumulated Postretirement Benefit Obligation                               28,425           28,276
                                                                     -------------    -------------

Environmental and Products Liabilities                                      10,112           10,294
                                                                     -------------    -------------

Other Liabilities                                                          228,154          227,070
                                                                     -------------    -------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, par value $1.00 per share, authorized
     150,000,000 shares; issued 63,053,834 at
     March 31, 2001 and 62,582,382 at December 31, 2000                     63,054           62,582
   Capital in excess of par value                                        1,068,047        1,062,511
   Accumulated deficit                                                    (235,335)        (230,902)
   Treasury stock at cost, 2,005,042 shares at March 31,
     2001 and December 31, 2000                                            (62,736)         (62,736)
   Accumulated other comprehensive loss                                    (49,900)         (54,852)
                                                                     -------------    -------------

     Total Stockholders' Equity                                            783,130          776,603
                                                                     -------------    -------------


     TOTAL                                                           $   1,997,361    $   2,055,627
                                                                     =============    =============

                          McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                     Three Months Ended
                                                           March 31,
                                                      2001            2000
                                                  ------------    ------------
                                                            (Unaudited)
                                            (In thousands, except per share amounts)

Revenues                                          $    432,735    $    591,711
                                                  ------------    ------------

Costs and Expenses:
   Cost of operations                                  388,124         514,760
   Selling, general and administrative expenses         43,611          60,279
   Equity in (income) loss of investees                 (4,957)          6,223
                                                  ------------    ------------

   Total Costs and Expenses                            426,778         581,262
                                                  ------------    ------------


Operating Income                                         5,957          10,449
                                                  ------------    ------------
Other Income (Expense):
   Interest income                                       5,848           7,145
   Interest expense                                    (10,131)         (8,823)
   Other-net                                            (2,172)          2,413
                                                  ------------    ------------

   Total Other Income (Expense)                         (6,455)            735
                                                  ------------    ------------
Income (Loss) before Provision for Income Taxes           (498)         11,184

Provision for Income Taxes                               3,935           3,317
                                                  ------------    ------------

Net Income (Loss)                                 $     (4,433)   $      7,867
                                                  ------------    ------------
Earnings (Loss) per Common Share:
   Basic                                          $      (0.07)   $       0.13
   Diluted                                        $      (0.07)   $       0.13
                                                  ============    ============


Cash Dividends:
   Per Common Share                               $         --    $       0.05
                                                  ============    ============



See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                             Three Months Ended
                                                                                 March 31,
                                                                            2001          2000
                                                                         ----------    ----------
                                                                                (Unaudited)
                                                                              (In thousands)

Net Income (Loss)                                                        $   (4,433)   $    7,867
                                                                         ----------    ----------

Other Comprehensive Income:
   Currency translation adjustments:
     Foreign currency translation adjustments                                   120         2,832
   Unrealized losses on derivative financial instruments                     (1,200)           --
   Unrealized gains (losses) on investments:
     Unrealized gains (losses) arising during the period, net of taxes
       (benefits) of $30,000 at March 31, 2001
       and ($8,000) at March 31, 2000                                         4,077          (491)
     Reclassification adjustment for (gains) losses
       included in net income, net of tax benefit of
       $162,000 at March 31, 2001                                             1,955            (1)
                                                                         ----------    ----------

Other Comprehensive Income                                                    4,952         2,340
                                                                         ----------    ----------


Comprehensive Income                                                     $      519    $   10,207
                                                                         ==========    ==========


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      Three Months Ended
                                                                                         March 31,
                                                                                    2001            2000
                                                                                ------------    ------------
                                                                                           (Unaudited)
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                               $     (4,433)   $      7,867
                                                                                ------------    ------------
Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                                                      14,623          17,133
   Income or loss of investees, less dividends                                        (3,551)          7,333
   Gain on asset disposals and impairments - net                                        (525)         (1,059)
   Provision for deferred taxes                                                          760           8,180
   Deconsolidation of the Babcock & Wilcox Company                                        --         (19,424)
   Other                                                                               4,690           2,176
   Changes in assets and liabilities, net of effects
    of acquisitions and divestitures:
     Accounts receivable                                                             (12,862)         81,498
     Net contracts in progress and advance billings                                   16,947         (41,716)
     Accounts payable                                                                 (4,358)         15,618
     Accrued and other current liabilities                                           (19,427)        (32,267)
     Products and environmental liabilities                                           (1,651)         (6,725)
     Other, net                                                                       (3,026)        (56,447)
Proceeds from insurance for products liability claims                                     --          26,427
Payments of products liability claims                                                     --         (23,782)
                                                                                ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                                (12,813)        (15,188)
                                                                                ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                            (7,764)        (16,972)
Purchases of available-for-sale securities                                          (348,883)         (5,229)
Sales of available-for-sale securities                                               355,875              --
Maturities of available-for-sale securities                                           33,026           2,997
Proceeds from asset disposals                                                            543           1,166
Other                                                                                 (1,366)            500
                                                                                ------------    ------------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                                               31,431         (17,538)
                                                                                ------------    ------------

                                                                       CONTINUED



                                                              Three Months Ended
                                                                  March 31,
                                                             2001            2000
                                                         ------------    ------------
                                                                  (Unaudited)
                                                                 (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                $        (27)   $         (2)
Increase (decrease) in short-term borrowing                   (48,838)            803
Issuance of common stock                                          180              --
Dividends paid                                                     --          (2,979)
Other                                                           3,101              10
                                                         ------------    ------------

NET CASH USED IN FINANCING ACTIVITIES                         (45,584)         (2,168)
                                                         ------------    ------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                         (617)         (2,100)
                                                         ------------    ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                     (27,583)        (36,994)



CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               84,620         162,734
                                                         ------------    ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD               $     57,037    $    125,740
                                                         ------------    ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                  $     14,317    $     14,494
   Income taxes - net                                    $      2,146    $      2,559
                                                         ------------    ------------


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Deconsolidation of The Babcock & Wilcox Company debt     $         --    $      4,760
                                                         ============    ============



See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have included all adjustments that we consider necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but have significant influence over. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three month period ended March 31, 2001.

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

         o Babcock & Wilcox Investment Company ("BWICO"), a Delaware subsidiary of MI;

         o BWX Technologies, Inc. ("BWXT"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries; and

         o The Babcock & Wilcox Company ("B&W"), an unconsolidated Delaware subsidiary of BWICO.

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto, included in MII's annual report on Form 10-K for the year ended December 31, 2000.

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

Due to the bankruptcy filing, beginning on February 22, 2000, we no longer consolidate B&W's financial results in our condensed consolidated financial statements, and our investment in B&W is presented on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based on the applicable circumstances and facts at such time, including the terms of any plan of reorganization. The filing results in increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of MII's net investment in B&W which was $186,966,000 at March 31, 2001 and is subject to periodic reviews for recoverability. At March 31, 2001, MII's investment exceeds the underlying net assets of B&W by $8,346,000. See Note 8 for condensed consolidated financial information of B&W.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which adds to the guidance related to accounting for derivative instruments and hedging activities. SFAS No. 133 requires us to recognize all derivatives on our consolidated balance sheet at their fair values. The initial adoption of SFAS No. 133, as amended by SFAS No. 138, had no material effect on our consolidated financial position or results of operations.

NOTE 2 - INVENTORIES

Inventories are summarized below:


                                   March 31,    December 31,
                                     2001           2000
                                 ------------   ------------
                                 (Unaudited)
                                        (In thousands)

Raw Materials and Supplies       $      6,767   $      7,412
Work in Progress                        1,244          1,895
Finished Goods                          2,222          2,426
                                 ------------   ------------
Total Inventories                $     10,233   $     11,733
                                 ============   ============

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:


                                                                 March 31,     December 31,
                                                                   2001            2000
                                                               ------------    ------------
                                                                (Unaudited)
                                                                       (In thousands)

Currency Translation Adjustments                               $    (46,969)   $    (47,089)
Net Unrealized Gain (Loss) on Investments                             1,190          (4,842)
Net Unrealized Loss on Derivative Financial Instruments              (1,200)             --
Minimum Pension Liability                                            (2,921)         (2,921)
                                                               ------------    ------------
Accumulated Other Comprehensive Loss                           $    (49,900)   $    (54,852)
                                                               ============    ============

NOTE 4 - INVESTIGATIONS AND LITIGATION

In March 1997, we, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema") and the heavy-lift business of JRM. Upon becoming aware of these allegations, we notified authorities, including the Antitrust Division of the Department of Justice ("DOJ"), the Securities and Exchange Commission ("SEC") and the European Commission. As a result of our prompt disclosure of the allegations, MII and JRM and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the DOJ for any anti-competitive acts involving worldwide heavy-lift activities. In June 1999, the DOJ agreed to our request to expand the scope of the immunity to include a broader range of our marine construction activities and affiliates. We have cooperated fully with the investigations of the DOJ and the SEC into these matters. In February 2001, we were advised that the SEC has terminated its investigation and no enforcement action has been recommended.

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

In July 1999, a former JRM officer pled guilty to charges brought by the DOJ that he participated in a bid-rigging conspiracy for the sale of marine construction services in the U.S. Gulf of Mexico and elsewhere. In May 2000, another former JRM officer was indicted by the DOJ for participating in a bid-rigging conspiracy for the sale of marine construction services in the Gulf of Mexico. His trial was held in February 2001 and at the conclusion of the Government's case, the presiding Judge directed a judgment of acquittal. Also in February 2001, we were advised that the SEC has terminated its investigation and no enforcement action has been recommended.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court decision in February 2000. Statoil filed a motion for rehearing en banc which was denied on March 12, 2001. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Shell Litigation due to the Texas district court's lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non-heavy lift marine construction activity claims against the defendants. Currently, we are awaiting the court's decision on our motion to dismiss the foreign claims. In the meantime, the Court has allowed limited discovery.

We recently learned that on December 15, 2000, lawsuits were filed by a number of Norwegian oil companies against MII, Heeremac, Heerema and Saipem S.p.A. for violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway. Plaintiffs include Norwegian affiliates of various of the plaintiffs in the Shell civil case pending in Houston. Most of the projects were performed by Saipem S.p.A. or its affiliates, with some by Heerema/HeereMac and none by MII. We understand that the conduct alleged by plaintiffs is the same conduct which plaintiffs allege in the U.S. civil cases. The first appearance is scheduled for October 4, 2001 in Oslo.

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

In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8,000,000 for which it seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. On April 28, 2001, in response to cross-motions for partial summary judgment, the Pennsylvania State Court issued its ruling regarding: (i) the applicable trigger of coverage under the Nuclear Energy Liability Policies issued by B&W's nuclear insurers; and (ii) the scope of the nuclear insurers' defense obligations to B&W under these policies. With respect to the trigger of coverage, the Pennsylvania State Court held that a "manifestation" trigger applied to the underlying claims at issue. Although the Court did not make any determination of coverage with respect to any of the underlying claims, we believe the effect of its ruling is to increase the amount of coverage potentially available to B&W under the policies at issue to $320,000,000. With respect to the nuclear insurers' duty to defend B&W, the Court held that B&W is entitled to separate and independent counsel funded by the nuclear insurers. We believe that all claims under the Hall Litigation will be resolved within the limits of coverage of our insurance policies; but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

In December 1999 and early 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of the complaints alleged that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint sought relief, including unspecified compensatory damages and an award for costs and expenses. The four cases were subsequently consolidated. In June 2000, the plaintiffs filed a consolidated amended complaint, and in July 2000, we filed a motion to dismiss all claims asserted in that complaint. In September 2000, the District Court dismissed with prejudice the plaintiffs' consolidated amended complaint for failure to state a claim upon which relief can be granted, which dismissal the plaintiffs appealed to the U.S. Fifth Circuit Court of Appeals in October 2000. On April 25, 2001, the plaintiffs-appellants filed a motion to voluntarily dismiss their appeal and the appeal was dismissed by the U.S. Fifth Circuit Court on April 26, 2001.

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

In early April 2001, a group of insurance underwriters who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the U.S. Bankruptcy Court for the Eastern District of Louisiana. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these insurers relating to insurance payments of the insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the agreement with the insurers and that the plaintiff underwriters owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the insurers should succeed in terminating the agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint in the District Court case also seeks a recovery of unspecified compensatory damages. Management believes these complaints and the substantive allegations they contain are without merit. Management intends to contest and defend against these actions vigorously. In management's opinion, these complaints will not have a material adverse effect on our consolidated financial position or results of operations.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technologies, Inc. seeking a judgment, among other things, that B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which involved

B&W's cancellation of a $313,000,000 note receivable and B&W's transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technologies, Inc. to BWICO, and that the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W insolvent at a pertinent time, the action preserves B&W's claims against the defendants. We believe that B&W was solvent at the time of the transfers and that the transfers are not voidable. However, if the declaratory judgment were adversely decided by the Bankruptcy Court, it could have a material adverse effect on our consolidated financial position and results of operations.

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

See Note 8 to the condensed consolidated financial statements regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

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

Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities. The Power Generation Systems segment's operations are conducted primarily through B&W. Due to B&W's Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W's and its subsidiaries' results of operations in our condensed consolidated financial statements. Through February 21, 2000, B&W's and its subsidiaries' results are reported as Power Generation Systems - B&W in the segment information that follows. See Note 8 for the condensed consolidated results of B&W and its subsidiaries.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Other reconciling items to income before provision for income taxes are interest income, interest expense, minority interest and other-net. We have allocated amortization of goodwill to the reportable segments for all periods presented. Income from over-funded pension plans of discontinued businesses are included in corporate for both periods presented.

Segment Information for the Three Months Ended March 31, 2001 and 2000.



                                                                      Three Months Ended
                                                                          March 31,
                                                                      2001              2000
                                                                 ------------    ------------
                                                                            (Unaudited)
                                                                          (In thousands)

  REVENUES
      Marine Construction Services                               $    134,680    $    206,635
      Government Operations                                           120,863         114,720
      Industrial Operations                                           168,928         115,242
      Power Generation Systems - B&W                                       --         155,774
      Power Generation Systems                                          8,434              82
      Adjustments and Eliminations(1)                                    (170)           (742)
                                                                 ------------    ------------
                                                                 $    432,735    $    591,711
                                                                 ============    ============

(1) Segment revenues are net of the following intersegment transfers and other adjustments:



      Marine Construction Services Transfers                     $         34    $        437
      Government Operations Transfers                                     112             194
      Industrial Operations Transfers                                      24              52
      Power Generation Systems Transfers - B&W                             --              59
                                                                 ------------    ------------
                                                                 $        170    $        742
                                                                 ============    ============



                                                                      Three Months Ended
                                                                           March 31,
                                                                      2001              2000
                                                                 ------------    ------------
                                                                            (Unaudited)
                                                                          (In thousands)
  OPERATING INCOME (LOSS):

      Segment Operating Income:

      Marine Construction Services                               $    (10,416)   $     (5,787)
      Government Operations                                            11,047          13,343
      Industrial Operations                                             2,162           2,235
      Power Generation Systems - B&W                                       --           7,172
      Power Generation Systems                                           (585)           (220)
                                                                 ------------    ------------
                                                                 $      2,208    $     16,743
                                                                 ============    ============

      Gain (Loss) on Asset Disposal and Impairments - Net:

      Marine Construction Services                               $        522    $      1,085
      Government Operations                                                 3              --
      Industrial Operations                                                --               7
      Power Generation Systems - B&W                                       --             (33)
                                                                 ------------    ------------
                                                                 $        525    $      1,059
                                                                 ============    ============

      Income (Loss) from Investees:

      Marine Construction Services                               $        (46)   $     (7,546)
      Government Operations                                             4,702           1,352
      Industrial Operations                                                66              24
      Power Generation Systems - B&W                                       --             812
      Power Generation Systems                                            235            (865)
                                                                 ------------    ------------
                                                                 $      4,957    $     (6,223)
                                                                 ============    ============

      SEGMENT INCOME:

      Marine Construction Services                               $     (9,940)   $    (12,248)
      Government Operations                                            15,752          14,695
      Industrial Operations                                             2,228           2,266
      Power Generation Systems - B&W                                       --           7,951
      Power Generation Systems                                           (350)         (1,085)
                                                                 ------------    ------------
                                                                        7,690          11,579
      Corporate                                                        (1,733)         (1,130)
                                                                 ------------    ------------
          TOTAL                                                  $      5,957    $     10,449
                                                                 ============    ============

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                  Three Months Ended
                                                       March 31,
                                                 2001            2000
                                             ------------    ------------
                                                    (Unaudited)
                                           (In thousands, except shares and
                                                  per share amounts)

Basic:
  Net income (loss)                          $     (4,433)   $      7,867


  Weighted average common shares               60,144,541      59,396,332

  Basic earnings (loss) per common share     $      (0.07)   $       0.13

Diluted:
  Net income (loss)                          $     (4,433)   $      7,867


  Weighted average common shares (basic)       60,144,541      59,396,332
  Effect of dilutive securities:
  Stock options and restricted stock                   --         435,908
                                             ------------    ------------
  Adjusted weighted average common shares
            and assumed conversions            60,144,541      59,832,240
                                             ------------    ------------

  Diluted earnings (loss) per common share   $      (0.07)   $       0.13
                                             ------------    ------------


At March 31 2001, incremental shares of 2,426,431 related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been anti-dilutive.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which adds to the guidance related to accounting for derivative instruments and hedging activities. SFAS No. 133 requires us to recognize all derivatives on our consolidated balance sheet at their fair values. The initial adoption of SFAS No. 133, as amended by SFAS No. 138, had no material effect on our consolidated financial position or results of operations.

Our worldwide operations give rise to exposure to market risks from changes in foreign exchange rates. We use derivative financial instruments, primarily forward contracts, to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts which are denominated in currencies other than our operating entities' functional currencies. We do not hold or issue derivative financial instruments for trading or other speculative purposes.

We enter into forward contracts primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheet. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either offset against the change in fair value of the hedged firm commitment through earnings or deferred in stockholders' equity (as a component of accumulated other comprehensive loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The gain or loss on a derivative financial instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on forward contracts that require immediate recognition are included as a component of other-net in our condensed consolidated statement of income (loss).

At March 31, 2001, we had forward contracts to purchase $25,733,000 in foreign currencies (primarily Euro and Australian Dollar), and to sell $1,326,000 in foreign currencies (primarily Pound Sterling), at varying maturities from 2001 through 2002. At March 31, 2001, we had deferred approximately $1,200,000 of net losses on these forward contracts, of which 38% is expected to be recognized in income over the next twelve months. For the three months ended March 31, 2001, the net loss on forward contracts recognized immediately was not significant.

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We mitigate this risk by using major financial institutions with high credit ratings.

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

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. As a result of the filing, the Bankruptcy Court issued a temporary restraining order prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII. The temporary restraining order was converted to a preliminary injunction, which is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction runs through July 17, 2001. On February 20, 2001, the Bankruptcy Court appointed a mediator to facilitate negotiations among the debtors and the committee representing the asbestos claimants to reach a final determination of the debtors' ultimate liability for asbestos related claims. The mediator's appointment extends through May 23, 2001.

On February 22, 2001, B&W and its debtors filed a plan of reorganization and a disclosure statement. The plan of reorganization contemplates a resolution under either the settlement process or a strategy of litigating asbestos claims. Under the settlement process, there would be a consensual agreement of 75% of the asbestos personal injury claimants. A trust would be formed and assigned all of B&W's and its filing subsidiaries' insurance rights with an aggregate products liability value of approximately $1,150,000,000. In addition, $50,000,000 cash and a $100,000,000 subordinated 10-year note payable would be transferred into the trust. The debtors will consent to the assignment of the insurance and will release and void any right that they have to the insurance. The trust's rights to the insurance would be protected and could be dedicated solely to the resolution of the asbestos claims. As a result of the creation of the trust, B&W and all affiliates would be released and discharged from all present and future liability for asbestos claims arising out of exposure to B&W's products.

Under the litigation strategy, if B&W is not able to reach a consensual agreement with the plaintiffs, a cram-down option is available. The claims would still be channeled through a trust with $50,000,000 cash and a $100,000,000 subordinated 10-year note payable, but the debtors and their affiliates would not transfer their insurance rights. The debtors would manage the insurance rights and claims would be handled through the litigation process by the trust. Funding of the trust would be from the insurance, the cash, the note payable, and equity of the debtors, if necessary.

Prior to its bankruptcy filing, B&W and its subsidiaries had engaged in a strategy of negotiating and settling asbestos products liability claims brought against them and billing the settled amounts to insurers for reimbursement. The average amount per settled claim over the three calendar years prior to the Chapter 11 filing was approximately $7,900. Reimbursed amounts are subject to varying insurance limits based upon the year of coverage, insurer solvency and collection delays (due primarily to agreed payment schedules with specific insurers delaying reimbursement for three months or more). No claims have been paid since the bankruptcy filing. Claims paid during the year ended December 31, 2000, prior to the bankruptcy filing, were $23,640,000 of which $20,121,000 has been recovered or is due from insurers. At March 31, 2001, receivables of $29,091,000 were due from insurers for reimbursement of settled claims. Currently, certain insurers are refusing to reimburse B&W for settled claims until B&W's assumption, in bankruptcy, of its pre-bankruptcy filing contractual reimbursement arrangements with such insurers. To date, this has not had a material adverse impact on B&W's liquidity or the conduct of its business and we do not expect it to in the future. We anticipate that B&W will eventually recover these insurance reimbursements.

At February 21, 2000, the day prior to the bankruptcy filing, B&W had recorded an asbestos products liability of $1,307,583,000 and an asbestos products liability insurance recoverable of $1,153,619,000. Historically, B&W's estimated liabilities for pending and future non-employee products liability asbestos claims have been derived from its prior claims history. Inherent in the estimate of such liabilities were expected trend claim severity, frequency, and other factors. B&W's estimated liabilities were based on the assumption that B&W would continue to settle claims rather than litigate them, that new claims would conclude by 2012, that there would be a significant decline in new claims received after 2003, and that the average cost per claim would continue to increase only moderately. During the fiscal year ended March 31, 1999, we revised our estimate of the liability for pending and future non-employee asbestos claims and recorded an additional liability of $902,847,000, additional estimated insurance recoveries of $817,662,000 and a loss of $85,185,000 for future claims for which recovery from insurance carriers was not considered probable.

In early April 2001, a group of insurance underwriters who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the U.S. Bankruptcy Court for the Eastern District of Louisiana. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these insurers relating to insurance payments of the insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the agreement with the insurers and that the plaintiff underwriters owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the insurers should succeed in terminating the agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint in the District Court case also seeks a recovery of unspecified compensatory damages. Management believes these complaints and the substantive allegations they contain are without merit. Management intends to contest and defend against these actions vigorously. In management's opinion, these complaints will not have a material adverse effect on our consolidated financial position or results of operations.

Pursuant to the Bankruptcy Court's order, a March 29, 2001 bar date was set for the submission of allegedly settled asbestos claims and a July 30, 2001 bar date was set for all other personal injury claims including unsettled asbestos claims against B&W and its filing subsidiaries. As of the March 29, 2001, bar date over 49,000 allegedly settled claims had been filed. While the B&W Chapter 11 reorganization proceedings continue to progress, there are a number of issues and matters related to

B&W's asbestos liability to be resolved prior to its emergence from the proceedings. Remaining issues and matters to be resolved include, but are not limited:

         o     the ultimate asbestos liability of B&W and its subsidiaries;

         o the outcome of negotiations with the asbestos claimants committee, the future claimants representative and other participants in the Chapter 11, concerning, among other things, the size and structure of a trust to satisfy the asbestos liability and the means for funding that trust;

         o the outcome of the declaratory judgment actions filed by certain insurers and negotiations with our insurers as to additional amounts of coverage of B&W and its subsidiaries and their participation in a plan to fund the settlement trust;

         o the Bankruptcy Court's decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings, including the Court's periodic determinations as to whether to extend the existing preliminary injunction that prohibits asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII; and

         o the possible need for an extension of the three-year term of the $300,000,000 debtor-in-possession revolving credit and letter of credit facility ("DIP Credit Facility"), which is scheduled to expire in February 2003, to accommodate the issuance of letters of credit expiring after that date in connection with new construction and other contracts on which B&W intends to bid.

The timing and ultimate outcome of the Chapter 11 proceedings are uncertain. Any changes in the estimate of B&W's non-employee asbestos liability and insurance recoverables, and differences between the proportion of such liabilities covered by insurance and that experienced in the past, could result in material adjustments to the B&W financial statements and could negatively impact our ability to realize our net investment in B&W totaling $186,966,000.

In addition, if the asbestos liability of B&W and its subsidiaries is ultimately determined to be substantially in excess of the amount we have estimated and reflected in our net investment in B&W, B&W, the asbestos claimants and/or other creditors in the B&W Chapter 11 proceedings may pursue claims against other entities within MI based on allegations relating to various pre-petition transfers by B&W to BWICO and other entities within MI. Although no formal claims of this nature have been made by the asbestos claimants committee in the B&W Chapter 11 proceedings, representatives of the asbestos claimants committee have asserted that the corporate reorganization that we completed in the fiscal year ended March 31, 1999, which involved B&W's cancellation of a $313,000,000 note receivable and B&W's transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and

McDermott Technologies, Inc. to BWICO, included transfers which may be voided under applicable federal bankruptcy and/or state law. On April 30, 2001, B&W filed a declaratory judgment action in the Chapter 11 proceedings against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technologies, Inc. seeking a judgment, among other things, that B&W was not insolvent at the time of, or rendered insolvent as a result of, the transfers and cancellation of the note receivable and that the transfers are not voidable under applicable law. As an alternative, and only in the event that the Bankruptcy Court finds B&W insolvent at a pertinent time and the transfers are voidable, the action preserves B&W's claims against the defendants. We believe that B&W was solvent at the time of the transfers and that the transfers are not voidable. However, if the declaratory judgment were adversely decided by the Bankruptcy Court, it could have a material adverse effect on our consolidated financial position and results of operations.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into the DIP Credit facility with Citibank, N.A. and Salomon Smith Barney Inc. with a three-year term. The Bankruptcy Court approved the full amount of this facility, giving all amounts owed under the facility a super-priority administrative expense status in bankruptcy. B&W's and its filing subsidiaries' obligations under the facility are (1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.'s assets. Additionally, B&W and substantially all of its domestic subsidiaries executed a pledge and security agreement pursuant to which they have granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or refinancing of MI's public debt. The DIP Credit Facility generally provides for borrowings by B&W and its filing subsidiaries for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100,000,000 in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. There were no borrowings under this facility at March 31, 2001. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172,000,000 (the "Pre-existing LCs"). MII, MI and BWICO have agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which it already has exposure and for the associated letter of credit fees paid under the facility. As of March 31, 2001, approximately $75,672,000 in letters of credit have been issued under the DIP Credit Facility of which approximately $51,353,000 were to replace or backstop Pre-existing LCs.

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

                          THE BABCOCK & WILCOX COMPANY
                              DEBTOR-IN-POSSESSION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended
                                                         March 31,
                                                    2001            2000
                                                ------------    ------------
                                                        (Unaudited)
                                                       (In thousands)

Revenues                                        $    355,859    $    272,567
                                                ------------    ------------
Costs and Expenses:
  Cost of operations                                 301,789         226,653
  Selling, general and administrative
    expenses                                          28,601          27,055
  Equity in income of investees                         (367)         (1,433)
  Reorganization charges                               4,943           3,922
                                                ------------    ------------
    Total Costs and Expenses                         334,966         256,197
                                                ------------    ------------
    Operating Income                                  20,893          16,370
                                                ------------    ------------
Other Income (Expense):
  Interest income                                      2,364             963
  Interest expense                                    (1,475)           (174)
  Other-net                                           (3,248)           (894)
                                                ------------    ------------
    Total Other Income (Expense)                      (2,359)           (105)
                                                ------------    ------------
Income before Provision for Income Taxes              18,534          16,265

Provision for Income Taxes                             7,869           6,630
                                                ------------    ------------
Net Income                                      $     10,665    $      9,635
                                                ============    ============

                          THE BABCOCK & WILCOX COMPANY
                              DEBTOR-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                   March 31,     December 31,
                                                                     2001           2000
                                                                  -----------    ------------
                                                                  (Unaudited)
                                                                       (In thousands)
Assets:
  Current Assets                                                  $   532,922    $   553,937
  Property, Plant and Equipment                                        77,969         80,459
  Products Liabilities Recoverable                                  1,152,489      1,153,761
  Goodwill                                                             75,901         77,093
  Prepaid Pension Costs                                                21,096         20,369
  Other Assets                                                        158,571        128,043
                                                                  -----------    -----------
Total Assets                                                      $ 2,018,948    $ 2,013,662
                                                                  -----------    -----------
Liabilities:
  Current Liabilities                                             $   372,750    $   364,977
  Liabilities Subject to Compromise(A)                              1,450,822      1,456,313
  Accrued Postretirement Benefit Obligation                               594            566
  Other long-term liabilities                                          16,162         18,589
Stockholder's Equity:
  Common Stock                                                          1,001          1,001
  Capital in Excess of Par Value                                      134,733        134,733
  Retained Earnings                                                    71,489         60,824
  Accumulated Other Comprehensive Loss                                (28,603)       (23,341)
                                                                  -----------    -----------
Total Liabilities and Stockholder's Equity                        $ 2,018,948    $ 2,013,662
                                                                  -----------    -----------

(A) Liabilities subject to compromise consist of the following:
    Accounts payable                                              $     3,011    $     3,113
    Provision for warranty                                             19,986         21,742
    Other current liabilities                                          24,238         25,302
    Products liabilities                                            1,307,725      1,307,725
    Accumulated postretirement benefit obligation                      74,215         75,910
    Other long-term liabilities                                        21,647         22,521
                                                                  -----------    -----------
                                                                  $ 1,450,822    $ 1,456,313
                                                                  ===========    ===========

B&W and its subsidiaries routinely engage in intercompany transactions with other entities within the McDermott group of companies in the ordinary course of business. These transactions include services received by B&W and its subsidiaries from MII and MI under a support services agreement. These services include the following: accounting, treasury, tax administration, and other financial services; human relations; public relations; corporate secretarial; and corporate officer services. In addition, B&W is responsible for its share of federal income taxes included in MI's federal tax return under a tax-sharing arrangement. As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the "Pre-Petition Inter-company Payables") and other creditors during the pendency of the bankruptcy case, without the Bankruptcy Court's approval. Moreover, no assurances can be given that any of the Pre-Petition Inter-company Payables will be paid or otherwise satisfied in connection with the confirmation of a B&W plan of reorganization. As of February 21, 2000, the day prior to the bankruptcy filing, B&W and its filing subsidiaries had Pre-Petition Inter-company Payables of approximately $51,350,000 and pre-petition inter-company receivables from other entities within the McDermott group of companies (other than subsidiaries of B&W) of approximately $58,143,000. In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. In addition to this indemnity, these two surety companies requested and, in June 2000, obtained from the Bankruptcy Court, subject to DIP Credit Facility and certain professional fees, super-priority administrative expense status in bankruptcy for their claims against B&W and its filing subsidiaries resulting from their exposure under any bond issued post-bankruptcy filing for B&W's and its subsidiaries' businesses. At March 31, 2001, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $235,756,000 of which approximately $140,305,000 relates to bonds issued after February 21, 2000.

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

Following is our condensed Pro Forma consolidated Statements of Income, assuming the deconsolidation of B&W, for the three months ended March 31, 2000:

Assumes deconsolidation as of the beginning of the period presented:

                                                              (Unaudited)
                                                            (In thousands)
          Revenues                                            $435,996
          Operating Income                                    $  1,039
          Income before Benefit from Income Taxes             $  1,890
          Net Income                                          $  2,362

          Earnings per Common Share:
            Basic                                             $   0.04
            Diluted                                           $   0.04

We believe that the bankruptcy filing and the weak Marine Construction Services markets have contributed to the reduction in our credit rating from BA1 to BA3 by Moody's Investor Service and BB to B by Standard & Poors and, consequently, could adversely impact our access to capital. In addition, MI and JRM and their respective subsidiaries are limited, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. As a result, we have assessed our ability to continue as a going concern and have concluded that we can continue to fund our operating activities and capital requirements for the foreseeable future. In this regard, management will be required to address several significant issues:

     o Negative cash flows. We expect to incur negative cash flows in the next quarter, with a return to a positive cash flow position in the third and fourth quarters of the year. We expect to satisfy our working capital needs and fund negative cash flows in the first two quarters of 2001 through increased borrowings on our existing credit facilities. We expect to return to positive cash flows through a combination of improved market conditions, as well as a reduction in general and administrative costs.

     o Reduction in surety bond capacity. We have been notified by our two surety companies that they are no longer willing to issue bonds on our behalf. We obtain surety bonds in the ordinary course of business of several of our operations to secure contract bids and to meet the bonding requirements of various construction and other contracts with customers. We expect to obtain the coverage we require through other surety companies as well as using our existing credit facilities for contract-related performance guarantees. We do not expect this situation to impact MII's liquidity negatively for the foreseeable future.

     o Upcoming maturity of MI's 9.375% notes. MI's 9.375% notes, which have an aggregate outstanding principal amount of $225,000,000, are scheduled to mature on March 15, 2002. MI currently has insufficient cash and other liquid resources on hand to fund the repayment of its 9.375% notes. We are currently exploring various alternatives relative to extending the maturity of these notes, as well as other potential refinancing alternatives. We expect these efforts will be successful. In addition, for the 2001 year, MI would be entitled to $249,637,000 on the exercise of all of its rights under the Intercompany Agreement, which would generate tax of $87,338,000. MI does not currently intend to exercise its right to sell under the Intercompany Agreement (although it may in the future elect to do so). There is no assurance, however, that MI's efforts to extend the maturity of or refinance these notes will be successful. In that case MI will have to consider exercising its rights under the Intercompany Agreement, selling all or a part of one or more of its operating subsidiaries, or some combination of these and other alternatives. MI's level of indebtedness and its lack of liquidity pose substantial risks to MI and the holders of its debt securities. The inability to refinance the notes successfully could have a material adverse impact on MII's liquidity, financial position and results of operations.

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

In addition, various statements this Quarterly Report on Form 10-Q contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

     o social, political and economic situations in foreign countries where we do business;

     o    effects of asserted and unasserted claims; and

     o    our ability to obtain surety bonds and letters of credit.

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

After net interest expense, other expenses and taxes, we expect net results to be positive in the next quarter. We expect profitability to improve in each of the final three quarters of 2001 as JRM markets recover and as the Y-12 and Pantex contracts recently awarded to BWXT increase income from investees in Government Operations during the second half of the year.

Effective February 22, 2000 and until B&W and its filing subsidiaries emerge from the Chapter 11 reorganization proceedings and the subsequent accounting is determined, we no longer consolidate B&W's and its subsidiaries' results of operations in our condensed consolidated financial statements and our investment in B&W is presented on the cost method. Through February 21, 2000, B&W's and its subsidiaries' results are included in our segment results under Power Generation Systems - B&W (see Note 5 to the condensed consolidated financial statements). B&W and its consolidated subsidiaries' pre-bankruptcy filing revenues of $155,774,000 and operating income of $9,410,000 are included in our consolidated financial results for the three months ended March 31, 2000.

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

We derive a significant portion of our revenues from foreign operations. As a result, international factors, including variations in local economies and changes in foreign currency exchange rates affect our revenues and operating results. We use derivative financial instruments, primarily forward contracts, to reduce the impact of changes in foreign exchange rates on operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts which are denominated in currencies other than our operating entities' functional currencies. Because we generally do not hedge beyond our exposure, we believe this practice minimizes the impact of foreign exchange rate movements on our operating results.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

Marine Construction Services

Revenues decreased $71,955,000 to $134,680,000 due to lower volume in offshore activities in the Far East relating to the West Natuna project. Higher volumes from engineering and North American activities partially offset this decrease.

Segment operating loss increased $4,629,000 to $10,416,000, primarily due to lower volume in offshore activities in the Far East relating to the West Natuna project. Higher volumes and margins in North American activities and lower general and administrative expenses partially offset these decreases.

Loss from investees decreased $7,500,000 to $46,000, primarily due to higher operating results in our Mexican and SPARS joint ventures. The prior year included higher losses associated with our U.K. fabrication joint venture.

Government Operations

Revenues increased $6,143,000 to $120,863,000, primarily due to higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government and commercial work. Lower volumes from other government operations and management and operating contracts for U.S. Government-owned facilities partially offset these increases.

Segment operating income decreased $2,296,000 to $11,047,000, primarily due to lower margins from management and operating contracts for U.S. Government-owned facilities and lower volumes and margins from other government operations. Higher volumes and margins from commercial work and lower general and administrative expenses partially offset these decreases.

Income from investees increased $3,350,000 to $4,702,000, primarily due to higher operating results from a joint venture in Idaho and the start-up of our Pantex and Y-12 joint ventures.

Industrial Operations

Revenues increased $53,686,000 to $168,928,000, primarily due to higher volumes from engineering and plant maintenance activities in Canadian operations and from air-cooled heat exchangers.

Power Generation Systems

Revenues increased $8,352,000 to $8,434,000, primarily due to the acquisition of various business units of the Ansaldo Volund Group, an international power generation operation.

Income (loss) from investees increased $1,100,000 from a loss of $865,000 to income of $235,000, primarily due to the operating loss of a certain foreign joint venture exited in the prior year.

Other Income Statement Items

Interest income decreased $1,297,000 to $5,848,000, primarily due to a decrease in investments.

Interest expense increased $1,308,000 to $10,131,000, primarily due to changes in prevailing interest rates.

Other-net decreased $4,585,000 from income of $2,413,000 to a loss of $2,172,000. The three months ended March 31, 2001 includes an impairment loss of approximately $2,800,000 relating to available-for-sale securities whose decline in value has been judged to be other than temporary.

The provision for income taxes increased $618,000 to $3,935,000, while the income (loss) before provision for income taxes decreased $11,682,000 from income of $11,184,000 to a loss of $498,000. The change in the relationship of pretax income to the provision for income taxes primarily resulted from earnings decreasing in non-taxable jurisdictions. The provision for the three months ended March 31, 2001 and 2000 reflect non-deductible amortization of goodwill of $4,502,000. The goodwill was created by the premium we paid on the acquisition of the minority interest in JRM in June 1999. Income taxes in the three months ended March 31, 2000 also include a provision of $3,800,000 for B&W for the pre-filing period. Also included are tax benefits relating to favorable tax settlements in foreign jurisdictions totaling approximately $2,300,000 and $5,500,000 at March 31, 2001 and 2000, respectively. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

Backlog

                                                     3/31/01           12/31/00
                                                    ----------        ----------
                                                             (Unaudited)
                                                            (In thousands)
Marine Construction Services                        $  807,241        $  541,647
Government Operations                                  972,819         1,078,803
Industrial Operations                                  475,393           396,429
Power Generation Systems                                43,790            48,631
                                                    ----------        ----------
   TOTAL BACKLOG                                    $2,299,243        $2,065,510
                                                    ==========        ==========

Backlog for the Marine Construction Services segment increased primarily because of recent awards of new offshore construction programs.

At March 31, 2001, Government Operations' backlog with the U. S. Government was $926,078,000 (of which $9,835,000 had not been funded). This segment's backlog is not expected to experience significant growth as a result of reductions in defense budgets. However, management expects this segment's backlog to remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Government.

Liquidity and Capital Resources

During the three months ended March 31, 2001, our cash and cash equivalents decreased $27,583,000 to $57,037,000 and total debt decreased $49,796,000 to $369,707,000, primarily due to a decrease in short-term borrowings of $48,838,000. During this period, we received cash of $388,901,000 from sales and maturities of investments and $543,000 from the sale of assets. We used cash of $348,883,000 for the purchase of investments, $12,813,000 in operating activities and $7,764,000 for additions to property, plant and equipment.

At March 31, 2001 and December 31, 2000, we had available various uncommitted short-term lines of credit from banks totaling $12,439,000 and $12,819,000, respectively. There were no borrowings against these lines at March 31, 2001 or December 31, 2000.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. There were no borrowings under this facility at March 31, 2001 or

December 31, 2000. See Note 8 to the condensed consolidated financial statements for further information on the DIP Credit Facility.

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

The MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 to the borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit and may be used to reimburse issuers for drawings under certain outstanding letters of credit totaling $31,519,000 issued for the benefit of B&W and its subsidiaries. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $200,000,000. This facility is secured by a collateral account funded with various U.S. government securities with a marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings then outstanding. Borrowings against this facility at March 31, 2001 and December 31, 2000 were $20,000,000 and $10,000,000, respectively. Borrowings increased to $40,000,000 as of May 8, 2001. Letters of credit against this facility outstanding at March 31, 2001 totaled approximately $51,000,000.

The JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200,000,000. The facility is subject to certain financial and non-financial covenants. Borrowings against this facility at March 31, 2001 and December 31, 2000 were $25,000,000 and $50,000,000, respectively. Borrowings increased to $30,000,000 as of May 8, 2001. Letters of credit outstanding against this facility at March 31, 2001 totaled approximately $68,000,000.

At March 31, 2001, we had total cash, cash equivalents and investments of $380,014,000. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of our investments at March 31, 2001 was $322,977,000. As of March 31, 2001, we had pledged approximately $44,742,000 fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements. In addition, approximately $206,159,000 fair value of these investments were pledged to secure the MII Credit Facility. We had free cash available totaling approximately $46,000,000 at March 31, 2001.

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

MI's 9.375% notes with an aggregate principal amount of $225,000,000 are scheduled to mature on March 15, 2002. MI currently has insufficient cash and other liquid resources on hand to fund the repayment of its 9.375% notes. However, MI owns substantial subsidiaries outside the B&W Chapter 11 filing, including BWXT which comprises our Government Operations segment and Hudson Products Corporation which operates our heat exchanger business. In addition, MI has a financial asset pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). For the 2001 year, MI would be entitled to $249,637,000 on the exercise of all of its rights under that agreement, which would generate tax of $87,338,000.

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

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 2001, substantially all the net assets of MI were subject to those restrictions. At March 31, 2001, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $72,000,000.

Our two surety companies have notified us that they are no longer willing to issue bonds on our behalf. We obtain surety bonds in the ordinary course of business of several of our operations to secure contract bids and to meet the bonding requirements of various construction and other contracts with customers. We are currently negotiating with other surety companies. We expect to obtain the coverage we require through other surety companies as well as using our existing credit facilities for contract-related performance guarantees. This issue primarily effects B&W and its subsidiaries. We do not expect this situation to impact MII's liquidity negatively for the foreseeable future.

We expect to incur negative cash flows in the next quarter of 2001, with the third and fourth quarters returning to a positive cash flow position. We expect to meet capital expenditure, working capital and debt maturity requirements from cash and cash equivalents and short-term borrowings.

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

We believe that the bankruptcy filing and the weak Marine Construction Services markets contributed to the reduction in our credit rating in June 2000 from BA1 to BA3 by Moody's Investor

Service and from BB+ to B in December 2000 by Standard & Poors and, consequently, could adversely impact our access to capital. As a result, we have assessed our ability to continue as a going concern and have concluded that we can continue to fund our operating activities and capital requirements for the foreseeable future.

At March 31, 2001, we had a valuation allowance for deferred tax assets of $15,959,000, which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that our remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of our deferred tax assets include the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in the tax planning strategies we have identified. We have considered these factors in determining our valuation allowance. We will continue to assess the adequacy of our valuation allowance on a quarterly basis.

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

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $186,966,000 as of March 31, 2001 is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 8 to the condensed consolidated financial statements for B&W's financial information at March 31, 2001.

In the three months ended March 31, 2001:

     B&W's revenues increased $83,292,000 to $355,859,000, primarily due to higher volumes from the fabrication and erection of fossil fuel steam and environmental control systems, fabrication, repair and retrofit of existing facilities, replacement parts and nuclear services;

     B&W's operating income increased $4,523,000 to $20,893,000, primarily due to higher volumes from fabrication and erection of fossil fuel steam and environmental control systems and replacement parts and higher volumes and margins from the fabrication, repair and retrofit of existing facilities and nuclear services. In addition , B&W experienced lower sales and marketing expenses. Lower margins from replacement nuclear steam generators, higher reorganization expenses associated with the Chapter 11 filing and lower operating results from a joint venture located in Canada partially offset these increases. In addition, B&W experienced favorable employee benefit adjustments in the prior year, primarily due to income from over-funded pension plans;

     Other net expense for the three months ended March 31, 2001 includes an impairment loss of $3,000,000 relating to available-for-sale securities whose decline in value had been judged to be other than temporary.

B&W's backlog at March 31, 2001 and December 31, 2000 was $1,343,879,000 and $1,030,628,000, respectively.

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into the DIP Credit Facility with a group of lenders, with Citibank, N.A. as administrative agent, for a three-year term. The facility is subject to certain financial and non-financial covenants. See Note 8 to the condensed consolidated financial statements for further information on the DIP Credit Facility.

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries' operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of B&W to continue as a going concern is dependent upon its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a rejection of our plan of reorganization could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment in B&W. See Note 8 to the condensed consolidated financial statements for more information.

                                     PART II
                          McDERMOTT INTERNATIONAL, INC.
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 1997, we, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema") and the heavy-lift business of JRM. Upon becoming aware of these allegations, we notified authorities, including the Antitrust Division of the Department of Justice ("DOJ"), the Securities and Exchange Commission ("SEC") and the European Commission. As a result of our prompt disclosure of the allegations, MII and JRM and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the DOJ for any anti-competitive acts involving worldwide heavy-lift activities. In June 1999, the DOJ agreed to our request to expand the scope of the immunity to include a broader range of our marine construction activities and affiliates. We have cooperated fully with the investigations of the DOJ and the SEC into these matters. In February 2001, we were advised that the SEC has terminated its investigation and no enforcement action has been recommended.

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

In July 1999, a former JRM officer pled guilty to charges brought by the DOJ that he participated in a bid-rigging conspiracy for the sale of marine construction services in the U.S. Gulf of Mexico and elsewhere. In May 2000, another former JRM officer was indicted by the DOJ for participating in a bid-rigging conspiracy for the sale of marine construction services in the Gulf of Mexico. His trial was held in February 2001 and at the conclusion of the Government's case, the presiding Judge directed a judgment of acquittal. Also in February 2001, we were advised that the SEC has terminated its investigation and no enforcement action has been recommended.

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

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the Fifth Circuit Court of Appeals. The Fifth Circuit affirmed the district court decision in February 2000. Statoil filed a motion for rehearing en banc which was denied on March 12, 2001. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the United States District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C., Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Shell Litigation due to the Texas district court's lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non-heavy lift marine construction activity claims against the defendants. Currently, we are awaiting the court's decision on our motion to dismiss the foreign claims. In the meantime, the Court has allowed limited discovery.

We recently learned that on December 15, 2000, lawsuits were filed by a number of Norwegian oil companies against MII, Heeremac, Heerema and Saipem S.p.A. for violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway. Plaintiffs include Norwegian affiliates of various of the plaintiffs in the Shell civil case pending in Houston. Most of the projects were performed by Saipem S.p.A. or its affiliates, with some by Heerema/HeereMac and none by MII. We understand that the conduct alleged by plaintiffs is the same conduct which plaintiffs allege in the U.S. civil cases. The first appearance is scheduled for October 4, 2001 in Oslo.

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

In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8,000,000 for which it seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. On April 28, 2001, in response to cross-motions for partial summary judgment, the Pennsylvania State Court issued its ruling regarding: (i) the applicable trigger of coverage under the Nuclear Energy Liability Policies issued by B&W's nuclear insurers; and (ii) the scope of the nuclear insurers' defense obligations to B&W under these policies. With respect to the trigger of coverage, the Pennsylvania State Court held that a "manifestation" trigger applied to the underlying claims at issue. Although the Court did not make any determination of coverage with respect to any of the underlying claims, we believe the effect of its ruling is to increase the amount of coverage potentially available to B&W under the policies at issue to $320,000,000. With respect to the nuclear insurers' duty to defend B&W, the Court held that B&W is entitled to separate and independent counsel funded by the nuclear insurers. We believe that all claims under the Hall Litigation will be resolved within the limits of coverage of our insurance policies; but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

In December 1999 and early 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of the complaints alleged that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint sought relief, including unspecified compensatory damages and an award for costs and expenses. The four cases were subsequently consolidated. In June 2000, the plaintiffs filed a consolidated amended complaint, and in July 2000, we filed a motion to dismiss all claims asserted in that complaint. In September 2000, the District Court dismissed with prejudice the plaintiffs' consolidated amended complaint for failure to state a claim upon which relief can be granted, which dismissal the plaintiffs appealed to the U.S. Fifth Circuit Court of Appeals in October 2000. On April 25, 2001, the plaintiffs-appellants filed a motion to voluntarily dismiss their appeal and the appeal was dismissed by the U.S. Fifth Circuit Court on April 26, 2001.

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

In early April 2001, a group of insurance underwriters who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the U.S. Bankruptcy Court for the Eastern District of Louisiana. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these insurers relating to insurance payments of the insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the agreement with the insurers and that the plaintiff underwriters owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the insurers should succeed in terminating the agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint in the District Court case also seeks a recovery of unspecified compensatory damages. Management believes these complaints and the substantive allegations they contain are without merit. Management intends to contest and defend against these actions vigorously. In management's opinion, these complaints will not have a material adverse effect on our consolidated financial position or results of operations.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technologies, Inc. seeking a judgment, among other things, that B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which involved B&W's cancellation of a $313,000,000 note receivable and B&W's transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technologies, Inc. to BWICO, and that the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W insolvent at a pertinent time, the action preserves B&W's claims against the defendants. We believe that B&W was solvent at the time of the transfers and that the transfers are not voidable. However, if the declaratory judgment were adversely decided by the Bankruptcy Court, it could have a material adverse effect on our consolidated financial position and results of operations.

See Note 8 to the condensed consolidated financial statements regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 3.1 - McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of McDermott International, Inc.'s Form 10-K for the fiscal year ended March 31, 1996).

          Exhibit 3.2 - Amended and Restated By-Laws of McDermott International. Inc.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       McDERMOTT INTERNATIONAL, INC.


                                       /s/ Bruce F. Longaker
                                       -----------------------------------------
                                   By: Bruce F. Longaker
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer and Duly
                                       Authorized Representative)

May 11, 2001

                                  EXHIBIT INDEX


Exhibit           Description
-------           -----------
  3.1             McDermott International, Inc.'s Articles of Incorporation,
                  as amended (incorporated by reference to Exhibit 3.1 of
                  McDermott International, Inc.'s Form 10-K for the fiscal
                  year ended March 31, 1996).

  3.2             Amended and Restated By-laws of McDermott International, Inc.