Form 10-Q
period 2001-06-30
MCDERMOTT INTERNATIONAL INC
filed 2001-08-13
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________to______________

Commission File No. 1-8430

                          McDERMOTT INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           REPUBLIC OF PANAMA                          72-0593134
    -------------------------------         ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)


1450 Poydras Street, New Orleans, Louisiana              70112-6050
-------------------------------------------           -----------------
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code (504) 587-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [ X ]                       No [   ]

The number of shares outstanding of the Company's Common Stock at July 30, 2001 was 61,385,422.

                          McDERMOTT INTERNATIONAL, INC.

                                INDEX - FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION


   Item 1 -   Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets
         June 30, 2001 and December 31, 2000                                 4

       Condensed Consolidated Statements of Income (Loss)
         Three and Six Months Ended June 30, 2001 and 2000                   6

       Condensed Consolidated Statements of Comprehensive Income (Loss)
         Three and Six Months Ended June 30, 2001 and 2000                   7

       Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 and 2000                             8

       Notes to Condensed Consolidated Financial Statements                 10


   Item 2 -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 28


PART II - OTHER INFORMATION

   Item 1 -   Legal Proceedings                                             41

   Item 4 -   Submission of Matters to a Vote of Security Holders           41

   Item 6 -   Exhibits and Reports on Form 8-K                              42


SIGNATURES                                                                  43

                                     PART I

                          McDERMOTT INTERNATIONAL, INC.




                              FINANCIAL INFORMATION







Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   June 30,          December 31,
                                                                     2001                2000
                                                                 -----------         ------------
                                                                 (Unaudited)
                                                                         (In thousands)
Current Assets:
   Cash and cash equivalents                                      $   68,536          $   84,620
   Investments                                                          --                34,440
   Accounts receivable - trade, net                                  167,854             181,422
   Accounts receivable from The Babcock & Wilcox Company              25,876              30,501
   Accounts receivable - unconsolidated affiliates                    74,659              31,155
   Accounts receivable - other                                        48,505              54,662
   Environmental liabilities recoverable - current                     1,296               1,527
   Contracts in progress                                              86,120              90,142
   Inventories                                                         9,528              11,733
   Deferred income taxes                                              57,566              56,805
   Other current assets                                               16,546              28,022
                                                                  ----------          ----------

   Total Current Assets                                              556,486             605,029
                                                                  ----------          ----------

Property, Plant and Equipment                                      1,239,726           1,239,554
   Less accumulated depreciation                                     880,803             874,198
                                                                  ----------          ----------

   Net Property, Plant and Equipment                                 358,923             365,356
                                                                  ----------          ----------

Investments:
   Government obligations                                            272,374             280,208
   Other investments                                                  51,714              46,547
                                                                  ----------          ----------

   Total Investments                                                 324,088             326,755
                                                                  ----------          ----------

Investment in The Babcock & Wilcox Company                           186,966             186,966
                                                                  ----------          ----------

Goodwill less Accumulated Amortization of $60,418,000
   at June 30, 2001 and $50,579,000 at December 31, 2000             340,709             350,939
                                                                  ----------          ----------

Prepaid Pension Costs                                                148,668             134,307
                                                                  ----------          ----------

Other Assets                                                          92,037              86,275
                                                                  ----------          ----------

   TOTAL                                                          $2,007,877          $2,055,627
                                                                  ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         June 30,            December 31,
                                                                          2001                  2000
                                                                       -----------           ------------
                                                                       (Unaudited)
                                                                                (In thousands)
Current Liabilities:
   Notes payable and current maturities of long-term debt              $   246,046           $    96,346
   Accounts payable                                                        113,820               114,184
   Accounts and notes payable to The Babcock & Wilcox Company               44,866                53,073
   Environmental liabilities - current                                       4,710                 6,162
   Accrued employee benefits                                                55,926                57,578
   Accrued contract costs                                                   32,346                32,867
   Advance billings on contracts                                            95,749                71,612
   Other current liabilities                                               246,763               258,405
                                                                       -----------           -----------

     Total Current Liabilities                                             840,226               690,227
                                                                       -----------           -----------

Long-Term Debt                                                              96,350               323,157
                                                                       -----------           -----------

Accumulated Postretirement Benefit Obligation                               28,153                28,276
                                                                       -----------           -----------

Environmental and Products Liabilities                                      12,754                10,294
                                                                       -----------           -----------

Other Liabilities                                                          236,887               227,070
                                                                       -----------           -----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, par value $1.00 per share, authorized
     150,000,000 shares; issued 63,246,425 at
     June 30, 2001 and 62,582,382 at December 31, 2000                      63,246                62,582
   Capital in excess of par value                                        1,070,605             1,062,511
   Accumulated deficit                                                    (227,377)             (230,902)
   Treasury stock at cost, 2,005,792 shares at June 30,
     2001 and 2,005,042 at December 31, 2000                               (62,736)              (62,736)
   Accumulated other comprehensive loss                                    (50,231)              (54,852)
                                                                       -----------           -----------

     Total Stockholders' Equity                                            793,507               776,603
                                                                       -----------           -----------

     TOTAL                                                             $ 2,007,877           $ 2,055,627
                                                                       ===========           ===========

                          McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                            Three Months Ended                       Six Months Ended
                                                                  June 30,                                June 30,
                                                       -------------------------------         -------------------------------
                                                          2001                2000                2001                2000
                                                       -----------         -----------         -----------         -----------
                                                                                      (Unaudited)
                                                                       (In thousands, except per share amounts)

Revenues                                               $   495,814         $   487,288         $   928,549         $ 1,078,999
                                                       -----------         -----------         -----------         -----------
Costs and Expenses:
   Cost of operations                                      424,639             437,927             812,763             952,687
   Selling, general and administrative expenses             57,938              38,182             101,549              98,461
                                                       -----------         -----------         -----------         -----------

   Total Costs and Expenses                                482,577             476,109             914,312           1,051,148
                                                       -----------         -----------         -----------         -----------

Equity in income (loss) of investees                         7,921             (14,051)             12,878             (20,274)
                                                       -----------         -----------         -----------         -----------

Operating Income (Loss)                                     21,158              (2,872)             27,115               7,577
                                                       -----------         -----------         -----------         -----------

Other Income (Expense):
   Interest income                                           4,783               6,893              10,631              14,038
   Interest expense                                         (9,650)            (10,978)            (19,781)            (19,801)
   Other-net                                                   590               2,849              (1,582)              5,262
                                                       -----------         -----------         -----------         -----------

   Total Other Expense                                      (4,277)             (1,236)            (10,732)               (501)
                                                       -----------         -----------         -----------         -----------

Income (Loss) before Provision for Income Taxes             16,881              (4,108)             16,383               7,076

Provision for Income Taxes                                   8,923               5,939              12,858               9,256
                                                       -----------         -----------         -----------         -----------

Net Income (Loss)                                      $     7,958         $   (10,047)        $     3,525         $    (2,180)
                                                       ===========         ===========         ===========         ===========
Earnings (Loss) per Common Share:
   Basic                                               $      0.13         $     (0.17)        $      0.06         $     (0.04)
   Diluted                                             $      0.13         $     (0.17)        $      0.06         $     (0.04)
                                                       ===========         ===========         ===========         ===========
Cash Dividends:
   Per Common Share                                    $      --           $      0.05         $      --           $      0.10
                                                       ===========         ===========         ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                          June 30,
                                                               -------------------------         -------------------------
                                                                 2001             2000             2001             2000
                                                               --------         --------         --------         --------
                                                                                     (Unaudited)
                                                                                   (In thousands)

Net Income (Loss)                                              $  7,958         $(10,047)        $  3,525         $ (2,180)
                                                               --------         --------         --------         --------

Other Comprehensive Income (Loss):
   Currency translation adjustments:
     Foreign currency translation adjustments                    (1,150)          (6,164)          (1,030)          (3,332)
   Unrealized gains (losses) on derivative
     financial instruments                                          266             --               (934)            --
   Unrealized gains on investments:
     Unrealized gains arising during the period,
       net of taxes (benefits) of $30,000 in the three
       and six months ended June 30, 2001 and ($39,000)
       and ($47,000), respectively, in the three
       and six months ended June 30, 2000                         1,396            1,241            5,473              751
     Reclassification adjustment for (gains) losses
       included in net income, net of tax benefits of
       $162,000 in the three and six months ended
       June 30, 2001                                               (843)              11            1,112               10
                                                               --------         --------         --------         --------

Other Comprehensive Income (Loss)                                  (331)          (4,912)           4,621           (2,571)
                                                               --------         --------         --------         --------

Comprehensive Income (Loss)                                    $  7,627         $(14,959)        $  8,146         $ (4,751)
                                                               ========         ========         ========         ========


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
                                                                      June 30,
                                                             ---------------------------
                                                               2001              2000
                                                             ---------         ---------
                                                                     (Unaudited)
                                                                    (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                            $   3,525         $  (2,180)
                                                             ---------         ---------
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                31,416            31,347
   Income or loss of investees, less dividends                  (5,506)           24,715
   Gain on asset disposals and impairments - net                (1,488)           (1,117)
   Provision for (benefit from) deferred taxes                   8,738            (1,227)
   Deconsolidation of The Babcock & Wilcox Company                --             (19,424)
   Other                                                         4,383             4,200

   Changes in assets and liabilities, net of effects
    of acquisitions and divestitures:
     Accounts receivable                                       (20,824)           71,961
     Net contracts in progress and advance billings             28,542           (51,145)
     Accounts payable                                           (7,786)           (8,640)
     Accrued and other current liabilities                     (10,329)          (43,433)
     Products and environmental liabilities                      1,239            (7,560)
     Other, net                                                 (3,446)          (58,326)
Proceeds from insurance for products liability claims             --              26,427
Payments of products liability claims                             --             (23,782)
                                                             ---------         ---------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                        28,464           (58,184)
                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                     (14,281)          (39,159)
Purchases of available-for-sale securities                    (485,950)          (16,415)
Sales of available-for-sale securities                         410,465             2,858
Maturities of available-for-sale securities                    117,071            12,323
Proceeds from asset disposals                                    1,591             1,495
Other                                                           (1,043)              500
                                                             ---------         ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                         27,853           (38,398)
                                                             =========         =========

                                                                       CONTINUED



                                                                   Six Months Ended
                                                                        June 30,
                                                              ---------------------------
                                                                2001              2000
                                                              ---------         ---------
                                                                      (Unaudited)
                                                                     (In thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                     $    (211)        $      (2)
Increase (decrease) in short-term borrowing                     (75,103)           24,858
Issuance of common stock                                            451                 2
Dividends paid                                                     --              (5,970)
Other                                                             2,738               786
                                                              ---------         ---------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                         (72,125)           19,674
                                                              ---------         ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                           (276)               16
                                                              ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (16,084)          (76,892)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 84,620           162,734
                                                              ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  68,536         $  85,842
                                                              =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                       $  19,847         $  21,280
   Income taxes - net                                         $   3,880         $   4,104
                                                              =========         =========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Deconsolidation of The Babcock & Wilcox Company debt          $    --           $   4,760
                                                              =========         =========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - BASIS OF PRESENTATION

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Accordingly, they do not include all the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three- and six-month periods ended June 30, 2001.

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

Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and related footnotes included in MII's annual report on Form 10-K for the year ended December 31, 2000.

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

Due to the bankruptcy filing, beginning on February 22, 2000, we no longer consolidate B&W's financial results in our condensed consolidated financial statements, and we present our investment in B&W on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based on the applicable facts and circumstances at that time, including the terms of any plan of reorganization. The filing results in increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of MII's net investment in B&W, which was $186,966,000 at June 30, 2001, and is subject to periodic reviews for recoverability. At June 30, 2001, the underlying net assets of B&W exceeded MII's investment by $3,520,000. See Note 8 for condensed consolidated financial information of B&W.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which adds to the guidance related to accounting for derivative instruments and hedging activities. SFAS No. 133 requires us to recognize all derivatives on our consolidated balance sheet at their fair values. Our initial adoption of SFAS No. 133, as amended by SFAS No. 138, had no material effect on our consolidated financial position or results of operations.

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001. SFAS No. 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS No. 141 will have no effect on our consolidated financial position or results of operations. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. For the six months ended June 30, 2001, we had amortized approximately $9,874,000 of goodwill. We have not yet determined the effect SFAS No. 142 will have on our consolidated financial position or results of operations.

In June 2001, the FASB voted to issue SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have not yet determined the effect SFAS No. 143 will have on our consolidated financial position or results of operations.

NOTE 2 - INVENTORIES

Our inventories are summarized below:

                                           June 30,     December 31,
                                             2001          2000
                                           --------     ------------
                                          (Unaudited)
                                               (In thousands)
         Raw Materials and Supplies        $ 6,350        $ 7,412
         Work in Progress                    1,082          1,895
         Finished Goods                      2,096          2,426
                                           -------        -------
         Total Inventories                 $ 9,528        $11,733
                                           =======        =======

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

                                                                        June 30,       December 31,
                                                                          2001            2000
                                                                        --------       ------------
                                                                       (Unaudited)
                                                                            (In thousands)
         Currency Translation Adjustments                               $(48,119)        $(47,089)
         Net Unrealized Gain (Loss) on Investments                         1,743           (4,842)
         Net Unrealized Loss on Derivative Financial Instruments            (934)            --
         Minimum Pension Liability                                        (2,921)          (2,921)
                                                                        --------         --------
         Accumulated Other Comprehensive Loss                           $(50,231)        $(54,852)
                                                                        ========         ========

NOTE 4 - INVESTIGATIONS AND LITIGATION

On March 12, 2001, the plaintiffs' motion for rehearing en banc was denied by the U.S. Fifth Circuit Court of Appeals in the December 1998 lawsuit filed by Den norske stats oljeselskap a.s. and several related entities against MII, JRM and others arising from alleged anti-competitive activities. The plaintiffs have filed a petition for writ of certiorari.

We recently learned that on December 15, 2000, lawsuits were filed by a number of Norwegian oil companies against MII, Heeremac, Heerema and Saipem S.p.A. for violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway. Plaintiffs include Norwegian affiliates of various of the plaintiffs in the Shell civil case pending in Houston. Most of the projects were performed by Saipem S.p.A. or its affiliates, with some by Heerema/HeereMac and none by JRM. We understand that the conduct alleged by plaintiffs is the same conduct which plaintiffs allege in the U.S. civil cases. The first appearance is scheduled for October 4, 2001 in Oslo.

In 1998, B&W settled all pending and future punitive damage claims in the lawsuit filed against B&W and Atlantic Richfield by Donald F. Hall, Mary Ann Hall and others (the "Hall Litigation") for $8,000,000 for which it seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. On April 28, 2001, in response to cross-motions for partial summary judgment, the Pennsylvania State Court issued its ruling regarding: (i) the applicable trigger of coverage under the Nuclear Energy Liability Policies issued by B&W's nuclear insurers; and (ii) the scope of the nuclear insurers' defense obligations to B&W under these policies. With respect to the trigger of coverage, the Pennsylvania State Court held that a "manifestation" trigger applied to the underlying claims at issue. Although the Court did not make any determination of coverage with respect to any of the underlying claims, we believe the effect of its ruling is to increase the amount of coverage potentially available to B&W under the policies at issue to $320,000,000. With respect to the nuclear insurers' duty to defend B&W, the Court held that B&W is entitled to separate and independent counsel funded by the nuclear insurers. We believe that all claims under the Hall Litigation will be resolved within the limits of coverage of our insurance policies, but our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

On April 25, 2001, the plaintiffs-appellants in the class action complaints against MII and two of its executive officers alleging violation of federal securities laws filed a motion to voluntarily dismiss their appeal and the appeal was dismissed by the U.S. Fifth Circuit Court on April 26, 2001.

In early April 2001, a group of insurers (the "Plaintiff Insurers") who have previously provided insurance to B&W under our excess liability policies filed
(1) a complaint for declaratory judgment and damages against MII in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the B&W Chapter 11 proceeding in the U.S. Bankruptcy Court for the Eastern District of Louisiana, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of a settlement agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against

B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in terminating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W has filed a counterclaim against the Plaintiff Insurers which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W's rights and the obligations of Plaintiff Insurers and other London Market insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. The consolidated actions have been set for trial on April 15, 2002. We believe these complaints and the substantive allegations they contain are without merit. MII and B&W intend to contest and defend against these actions vigorously. We believe the Plaintiff Insurers' complaints will not have a material adverse effect on our consolidated financial position or results of operations. However, if the Plaintiff Insurers are successful, it could have a material adverse effect on our financial position and on our investment in B&W.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technologies, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which involved B&W's cancellation of a $313,000,000 note receivable and B&W's transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technologies, Inc. to BWICO, and (2) that the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W's claims against the defendants. The Bankruptcy Court has permitted the asbestos claimants committee and the future claimants in the Chapter 11 to intervene and proceed as plaintiff-intervenors and has realigned B&W as a defendant in this action. The asbestos claimants committee and the future claimants are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. We believe that B&W was solvent at the time of the transfers and that the transfers are not voidable. However, if the declaratory judgment action is decided against us by the Bankruptcy Court, it could have a material adverse effect on our consolidated financial position and results of operations. The Bankruptcy Court has ruled that Louisiana law will apply to the solvency issues in this action and has set a trial date of October 22, 2001 to determine B&W's solvency at the time of the corporate reorganization. In addition, an injunction preventing asbestos suits from being brought against non-filing affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 extends through October 17, 2001.

The following legal proceedings have had no change in status from that disclosed in Item 3 - "Legal Proceedings", included in Part I of MII's annual report on Form 10-K for the year ended December 31, 2000:

      o The Department of Justice investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM concerning the heavy-lift business of JRM's Heeremac joint venture with Heerema Offshore Construction Group, Inc. and the heavy-lift business of JRM.

      o The Department of Justice investigation into possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM, S.A., a French company.

      o The June 1998 lawsuit filed by Phillips Petroleum Company and several related entities against MII and others, referred to as the "Phillips Litigation" in our annual report.

      o The June 1998 lawsuit filed by Shell Offshore, Inc. and several related entities against MII and others, referred to as the "Shell Litigation" in our annual report.

      o JRM's arbitration proceedings against Texaco Exploration and Production, Inc. ("Texaco") concerning Texaco's withheld payment of $23,000,000 due under an installation contract.

For a detailed description of these proceedings please refer to Note 11 to the consolidated financial statements included in Part I of MII's annual report on Form 10-K for the year ended December 31, 2000. Also, see Note 8 to the condensed consolidated financial statements regarding B&W's potential liability for non-employee asbestos claims and additional information concerning the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

NOTE 5 - SEGMENT REPORTING

There are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss, except for the inclusion of income from over-funded pension plans of discontinued operations in Corporate. An analysis of our operations by segment is as follows:

Segment Information for the Three and Six Months Ended June 30, 2001 and 2000.

                                                              Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                          -----------------------------       -----------------------------
                                                             2001              2000              2001              2000
                                                          -----------       -----------       -----------       -----------
                                                                                     (Unaudited)
                                                                                    (In thousands)
         REVENUES
           Marine Construction Services                   $   205,149       $   246,142       $   339,829       $   452,777
           Government Operations                              117,011           112,043           237,874           226,763
           Industrial Operations                              160,779           129,471           329,707           244,713
           Power Generation Systems - B&W                        --                --                --             155,774
           Power Generation Systems                            12,993                64            21,427               146
           Adjustments and Eliminations(1)                       (118)             (432)             (288)           (1,174)
                                                          -----------       -----------       -----------       -----------
                                                          $   495,814       $   487,288       $   928,549       $ 1,078,999
                                                          ===========       ===========       ===========       ===========

           (1) Segment revenues are net of the following intersegment transfers and other adjustments:

               Marine Construction Services Transfers     $        96       $       144       $       130       $       581
               Government Operations Transfers                     35               237               147               431
               Industrial Operations Transfers                    (13)               51                11               103
               Power Generation Systems Transfers - B&W          --                --                --                  59
                                                          -----------       -----------       -----------       -----------
                                                          $       118       $       432       $       288       $     1,174
                                                          ===========       ===========       ===========       ===========

                                                       Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                    -------------------------         -------------------------
                                                      2001             2000             2001             2000
                                                    --------         --------         --------         --------
                                                                            (Unaudited)
                                                                           (In thousands)

         OPERATING INCOME (LOSS):

           Segment Operating Income:
           Marine Construction Services             $  8,361         $ (2,001)        $ (2,055)        $ (7,788)
           Government Operations                       7,952            8,525           18,999           21,868
           Industrial Operations                       3,602            2,799            5,764            5,034
           Power Generation Systems - B&W               --               --               --              7,172
           Power Generation Systems                   (1,192)            (144)          (1,777)            (364)
                                                    --------         --------         --------         --------
                                                    $ 18,723         $  9,179         $ 20,931         $ 25,922
                                                    ========         ========         ========         ========

           Gain (Loss) on Asset Disposal and
              Impairments - Net:
           Marine Construction Services             $    193         $   (144)        $    715         $    941
           Government Operations                         759              199              762              199
           Industrial Operations                          11                3               11               10
           Power Generation Systems - B&W               --               --               --                (33)
                                                    --------         --------         --------         --------
                                                    $    963         $     58         $  1,488         $  1,117
                                                    ========         ========         ========         ========

           Income (Loss) from Investees:
           Marine Construction Services             $  1,332         $  4,539         $  1,286         $ (3,007)
           Government Operations                       6,056            1,927           10,758            3,279
           Industrial Operations                          50               47              116               71
           Power Generation Systems - B&W               --               --               --                812
           Power Generation Systems                      483          (20,564)             718          (21,429)
                                                    --------         --------         --------         --------
                                                    $  7,921         $(14,051)        $ 12,878         $(20,274)
                                                    ========         ========         ========         ========

           SEGMENT INCOME (LOSS):
           Marine Construction Services             $  9,886         $  2,394         $    (54)        $ (9,854)
           Government Operations                      14,767           10,651           30,519           25,346
           Industrial Operations                       3,663            2,849            5,891            5,115
           Power Generation Systems - B&W               --               --               --              7,951
           Power Generation Systems                     (709)         (20,708)          (1,059)         (21,793)
                                                    --------         --------         --------         --------
                                                      27,607           (4,814)          35,297            6,765
           Corporate                                  (6,449)           1,942           (8,182)             812
                                                    --------         --------         --------         --------
           TOTAL                                    $ 21,158         $ (2,872)        $ 27,115         $  7,577
                                                    ========         ========         ========         ========


NOTE 6 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                      Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
                                                --------------------------------         --------------------------------
                                                    2001                2000                 2001                2000
                                                ------------        ------------         ------------        ------------
                                                                              (Unaudited)
                                                            (In thousands, except shares and per share amounts)

Basic:
Net income (loss)                               $      7,958        $    (10,047)        $      3,525        $     (2,180)
                                                ------------        ------------         ------------        ------------

Weighted average common shares                    60,519,795          59,667,689           60,332,168          59,532,010
                                                ------------        ------------         ------------        ------------
Basic earnings (loss) per common share          $       0.13        $      (0.17)        $       0.06        $      (0.04)
                                                ------------        ------------         ------------        ------------

Diluted:
Net income (loss)                               $      7,958        $    (10,047)        $      3,525        $     (2,180)
                                                ------------        ------------         ------------        ------------

Weighted average common shares (basic)            60,519,795          59,667,689           60,332,168          59,532,010
Effect of dilutive securities:
Stock options and restricted stock                 2,228,125                --              2,327,279                --
                                                ------------        ------------         ------------        ------------
Adjusted weighted average common shares
   and assumed conversions                        62,747,920          59,667,689           62,659,447          59,532,010
                                                ------------        ------------         ------------        ------------
Diluted earnings (loss) per common share        $       0.13        $      (0.17)        $       0.06        $      (0.04)
                                                ------------        ------------         ------------        ------------

For the three and six months ended June 30, 2000, incremental shares of 966,537 and 701,223, respectively, related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been anti-dilutive.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which adds to the guidance related to accounting for derivative instruments and hedging activities. SFAS No. 133 requires us to recognize all derivatives on our consolidated balance sheet at their fair values. Our initial adoption of SFAS No. 133, as amended by SFAS No. 138, had no material effect on our consolidated financial position or results of operations.

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

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. On February 20, 2001, the Bankruptcy Court appointed a mediator to facilitate negotiations among the debtors and the committee representing the asbestos claimants to reach a final determination of the debtors' ultimate liability for asbestos-related claims. The mediator's appointment extends through August 30, 2001.

On February 22, 2001, B&W and its debtors filed a plan of reorganization and a disclosure statement. The plan of reorganization contemplates a resolution under either the settlement process or a strategy of litigating asbestos claims. Under the settlement process, there would be a consensual agreement of 75% of the asbestos personal injury claimants. A trust would be formed and assigned all of B&W's and its filing subsidiaries' insurance rights with an aggregate products liability value of approximately $1,150,000,000. In addition, $50,000,000 cash and a $100,000,000 subordinated 10-year note payable would be transferred into the trust. The debtors would consent to the assignment of the insurance and would release and void any right that they have to the insurance. The trust's rights to the insurance would be protected and could be dedicated solely to the resolution of the asbestos claims. As a result of the creation of the trust, B&W and all its affiliates would be released and discharged from all present and future liability for asbestos claims arising out of exposure to B&W's products.

Under the litigation strategy, if B&W is not able to reach a consensual agreement with the plaintiffs, a cram-down option is available. The claims would still be channeled through a trust with $50,000,000 cash and a $100,000,000 subordinated 10-year note payable, but the debtors and their affiliates would not transfer their insurance rights. The debtors would manage the insurance rights and claims would be handled through the litigation process by the trust. Funding of the trust would be from the insurance, the cash, the note payable, and equity of the debtors, if necessary. The period of exclusivity for filing a plan of reorganization extends through October 30, 2001.

Prior to its bankruptcy filing, B&W and its subsidiaries had engaged in a strategy of negotiating and settling asbestos products liability claims brought against them and billing the settled amounts to insurers for reimbursement. The average amount per settled claim over the three calendar years prior to the Chapter 11 filing was approximately $7,900. Reimbursed amounts are subject to varying insurance limits based on the year of coverage, insurer solvency and collection delays (due primarily to agreed payment schedules with specific insurers delaying reimbursement for three months or more). No claims have been paid since the bankruptcy filing. Claims paid during the year ended December 31, 2000, prior to the bankruptcy filing, aggregated $23,640,000 of which $20,121,000 has been recovered or is due from insurers. At June 30, 2001, receivables of $28,991,000 were due from insurers for reimbursement of settled claims and approximately $1,152,500,000 was recorded as an insurance recoverable for unasserted claims. Currently, certain insurers are refusing to reimburse B&W for settled claims until B&W's assumption, in bankruptcy, of its pre-bankruptcy filing contractual reimbursement arrangements with those insurers. To date, this has not had a material adverse impact on B&W's liquidity or the conduct of its business and we do not expect it to in the future. We anticipate that B&W will eventually recover these insurance reimbursements.

In early April 2001, a group of insurers (the "Plaintiff Insurers") who have previously provided insurance to B&W under our excess liability policies filed
(1) a complaint for declaratory judgment and damages against MII in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the U.S. Bankruptcy Court for the Eastern District of Louisiana, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of a settlement agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in terminating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W has filed a counterclaim against the Plaintiff Insurers which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W's rights and the obligations of Plaintiff Insurers and other London Market insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. The consolidated actions have been set for trial on April 15, 2002. We believe these complaints and the substantive allegations they contain are without merit. MII and B&W intend to contest and defend against these actions vigorously. We believe the Plaintiff Insurers' complaints will not have a material adverse effect on our consolidated financial position or results of operations. However, if the Plaintiff Insurers are successful, it could have a material adverse effect on our financial position and on our investment in B&W.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technologies, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which involved B&W's cancellation of a $313,000,000 note receivable and B&W's transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technologies, Inc. to BWICO, and (2) that the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W's claims against the defendants. The Bankruptcy Court has permitted the asbestos claimants committee and the future claimants in the Chapter 11 to intervene and proceed as plaintiff-intervenors and has realigned B&W as a defendant in this action. The asbestos claimants committee and the future claimants are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. We believe that B&W was solvent at the time of the transfers and that the transfers are not voidable. However, if the declaratory judgment action is decided against us by the Bankruptcy Court, it could have a material adverse effect on our consolidated financial position, cash flow and results of operations. The Bankruptcy Court has ruled that Louisiana law will apply to the solvency issues in this action and has set a trial date of October 22, 2001 to determine B&W's solvency at the time of the corporate reorganization. In addition, an injunction preventing asbestos suits from being brought against non-filing affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 extends through October 17, 2001.

Pursuant to the Bankruptcy Court's order, a March 29, 2001 bar date was set for the submission of allegedly settled asbestos claims and a July 30, 2001 bar date was set for all other asbestos personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo Parks Township facilities against B&W and its filing subsidiaries. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. B&W has accepted approximately 7,600 as settled claims at this time and is in the process of challenging a significant number of claims. If the Bankruptcy Court determines these claims were not settled prior to the filing of the Chapter 11, these claims may be refiled as unsettled claims. As of July 30, 2001, approximately 220,000 additional asbestos personal injury claims had been filed. We intend to challenge all unsupported claims and believe that a significant number may be disallowed by the Bankruptcy Court. While the B&W Chapter 11 reorganization proceedings continue to progress, there are a number of issues and matters related to B&W's asbestos liability to be resolved prior to its emergence from the proceedings. In addition to the solvency issue relating to the fiscal year ended March 31, 1999 reorganization, remaining issues and matters to be resolved include, but are not limited to:

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

       o the possible need for an extension of the three-year term of the $300,000,000 debtor-in-possession revolving credit and letter of credit facility ("DIP Credit Facility"), which is scheduled to expire in February 2003, to accommodate the issuance of letters of credit expiring after that date in connection with new construction and other contracts on which B&W intends to bid; and

       o the continued ability of our insurers to reimburse us for payments made to asbestos claimants.

For further information concerning B&W and its bankruptcy filing, refer to Note 20 to the consolidated financial statements included in MII's annual report on Form 10-K for the year ended December 31, 2000.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into the DIP Credit Facility with Citibank, N.A. and Salomon Smith Barney Inc. with a three-year term. There were no borrowings under this facility at June 30, 2001. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172,000,000 (the "Pre-existing LCs"). MII, MI and BWICO have agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any pre-existing LC for which it already has exposure and for the associated letter of credit fees paid under the facility. As of June 30, 2001, approximately $109,000,000 in letters of credit have been issued under the DIP Credit Facility of which approximately $58,400,000 were to replace or backstop pre-existing LCs.

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

                          THE BABCOCK & WILCOX COMPANY
                              DEBTOR-IN-POSSESSION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                             Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                          ---------------------------         ---------------------------
                                                            2001              2000              2001              2000
                                                          ---------         ---------         ---------         ---------
                                                                                    (Unaudited)
                                                                                   (In thousands)

         Revenues                                         $ 365,916         $ 298,246         $ 721,775         $ 570,813
                                                          ---------         ---------         ---------         ---------
         Costs and Expenses:
           Cost of operations                               311,123           274,121           614,368           500,774
           Selling, general and administrative
             expenses                                        28,471            28,726            57,072            55,781
           Reorganization charges                             6,321             4,043            11,264             7,965
                                                          ---------         ---------         ---------         ---------

              Total Costs and Expenses                      345,915           306,890           682,704           564,520
                                                          ---------         ---------         ---------         ---------

         Equity in income (loss) of investees                  (605)            1,264             1,218             2,697
                                                          ---------         ---------         ---------         ---------

           Operating Income (Loss)                           19,396            (7,380)           40,289             8,990
                                                          ---------         ---------         ---------         ---------
         Other Income (Expense):
           Interest income                                    2,002             1,829             4,366             2,792
           Interest expense                                  (2,598)           (1,216)           (4,073)           (1,390)
           Other-net                                         (2,608)              (59)           (5,856)             (953)
                                                          ---------         ---------         ---------         ---------

              Total Other Income (Expense)                   (3,204)              554            (5,563)              449
                                                          ---------         ---------         ---------         ---------

         Income (Loss) before Provision for
           (Benefit from) Income Taxes                       16,192            (6,826)           34,726             9,439

         Provision for (Benefit from) Income Taxes            8,066            (3,445)           15,935             3,185
                                                          ---------         ---------         ---------         ---------

         Net Income (Loss)                                $   8,126         $  (3,381)        $  18,791         $   6,254
                                                          =========         =========         =========         =========

                          THE BABCOCK & WILCOX COMPANY
                              DEBTOR-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                               June 30,           December 31,
                                                                                 2001                2000
                                                                              -----------         ------------
                                                                                        (Unaudited)
                                                                                       (In thousands)

         Assets:
           Current Assets                                                     $   526,041         $   553,937
           Property, Plant and Equipment                                           77,449              80,459
           Products Liabilities Recoverable from Insurers                       1,152,489           1,153,761
           Goodwill                                                                74,738              77,093
           Prepaid Pension Costs                                                   21,620              20,369
           Other Assets                                                           156,086             128,043
                                                                              -----------         -----------

         Total Assets                                                         $ 2,008,423         $ 2,013,662
                                                                              ===========         ===========
         Liabilities:
           Current Liabilities                                                $   352,143         $   364,977
           Liabilities Subject to Compromise(1)                                 1,448,718           1,456,313
           Accrued Postretirement Benefit Obligation                                  726                 566
           Other long-term liabilities                                             16,350              18,589
         Stockholder's Equity:
           Common Stock                                                             1,001               1,001
           Capital in Excess of Par Value                                         134,737             134,733
           Retained Earnings                                                       79,615              60,824
           Accumulated Other Comprehensive Loss                                   (24,867)            (23,341)
                                                                              -----------         -----------

         Total Liabilities and Stockholder's Equity                           $ 2,008,423         $ 2,013,662
                                                                              ===========         ===========

         (1) Liabilities subject to compromise consist of the following:
             Accounts payable                                                 $     3,017         $     3,113
             Provision for warranty                                                18,436              21,742
             Other current liabilities                                             24,985              25,302
             Products liabilities                                               1,307,725           1,307,725
             Accumulated postretirement benefit obligation                         72,576              75,910
             Other long-term liabilities                                           21,979              22,521
                                                                              -----------         -----------
                                                                              $ 1,448,718         $ 1,456,313
                                                                              ===========         ===========

In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. At June 30, 2001, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $191,000,000 of which approximately $132,000,000 relates to bonds issued after February 21, 2000.

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity (1) whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) and (2) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $166,234,000, as of February 21, 2000, increased to $186,966,000 due to post-bankruptcy filing adjustments to the net assets of B&W and is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at that time, including the terms of any plan of reorganization.

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

Following is our condensed Pro Forma consolidated Statement of Loss, assuming the deconsolidation of B&W, for the six months ended June 30, 2000:

Assumes deconsolidation as of the beginning of the period presented:

                                                         Six Months
                                                     Ended June 30, 2000
                                                         (Unaudited)
                                                        (In thousands)

         Revenues                                         $ 923,284
         Operating Loss                                   $  (1,833)
         Loss before Benefit from Income Taxes            $  (2,218)
         Net Loss                                         $  (7,685)

         Loss per Common Share:
           Basic                                          $   (0.13)
           Diluted                                        $   (0.13)

Liquidity

We believe that the bankruptcy filing and the weak Marine Construction Services markets contributed to the reduction in our credit rating in June 2000 from BA1 to BA3 by Moody's Investor Service and from BB+ to B in December 2000 by Standard & Poors and, consequently, could adversely impact our access to capital.

We expect to meet capital expenditure, working capital and debt maturity requirements for the remainder of 2001 from cash and cash equivalents and short-term borrowings.

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

MI's 9.375% notes with an aggregate principal amount of $225,000,000 are scheduled to mature on March 15, 2002. MI currently has insufficient cash and other liquid resources on hand to fund the repayment of its 9.375% notes. However, we have generated a significant amount of cash flow in the June 2001 quarter which gives us some confidence we will be able to generate significant cash flows from operations for the rest of this year and prior to March 2002. We are also exploring other alternatives including asset sales or encumbrances, early bond redemptions and potential refinancing or extension of these notes. We expect these efforts to be successful, however there is no assurance that MI's efforts to extend the maturity of or refinance these notes will be successful. Further, MI's ability to satisfy, extend or refinance these notes could be significantly influenced by the results of the litigation involving our corporate reorganization completed in the fiscal year ended March 31, 1999.

MI owns substantial subsidiaries outside the B&W Chapter 11 filing, including BWXT which comprises our Government Operations segment and Hudson Products Corporation which operates our heat exchanger business. BWXT and Hudson Products Corporation are defendants in the action brought in the Chapter 11 proceeding concerning our corporate reorganization completed in the fiscal year ended March 31, 1999, and our alternatives regarding these subsidiaries may be limited until, and depending upon, a resolution in our favor of the action seeking to void the transfers. In addition, MI has a financial asset pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). For the 2001 year, MI would be entitled to $249,637,000 on the exercise of all of its rights under that agreement, which would generate tax of $87,338,000. MI does not currently intend to exercise its right to sell under the Intercompany Agreement (although it may in the future elect to do so). If MI fails to generate sufficient cash flow to repay these notes at maturity, and its extension or refinancing alternatives do not materialize, MI will have to consider exercising its rights under the Intercompany Agreement, selling all or a part of one or more of its operating subsidiaries, or some combination of these and other alternatives. As a result, MI's inability to successfully refinance or repay these notes could have a material adverse impact on MII's liquidity, financial position and results of operations. MI's level of indebtedness and its lack of liquidity pose substantial risks to MI and the holders of its debt securities.

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

In addition, various statements this Quarterly Report on Form 10-Q contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

       o   general economic and business conditions and industry trends;
       o   the continued strength of the industries in which we are involved;
       o decisions about offshore developments to be made by oil and gas companies;
       o   the deregulation of the U.S. electric power market;
       o   the highly competitive nature of our businesses;
       o our future financial performance, including availability, terms and deployment of capital;
       o   the continued availability of qualified personnel;
       o changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings, including the results of ongoing governmental investigations and related civil lawsuits involving alleged anticompetitive practices in our marine construction business;
       o estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings involving B&W and certain of its subsidiaries;
       o the potential impact on available insurance due to the recent increases in bankruptcy filings by asbestos-troubled companies;
       o   changes in existing environmental regulatory matters;
       o   rapid technological changes;
       o difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
       o social, political and economic situations in foreign countries where we do business;
       o   effects of asserted and unasserted claims;
       o   our ability to obtain surety bonds and letters of credit; and
       o the continued ability of our insurers to reimburse us for payments made to asbestos claimants.

We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2000. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

GENERAL

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world's major hydrocarbon producing regions. Our revenues from this segment reflect the variability associated with the timing of significant development projects. Although the timing of the award of many marine construction projects remains uncertain, we believe this segment's backlog should continue to increase for the remainder of 2001.

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

For the third quarter, we expect a sequential increase in revenue and income, based on current backlogs and sales activity in each of our operating groups. The strengthening marine construction market and our increased focus on reducing costs and improving profitability at JRM, combined with the solid, more stable results of our Government and our Industrial segments, support the continued improvement in financial performance we project for the third quarter.

Effective February 22, 2000 and until B&W and its filing subsidiaries emerge from the Chapter 11 reorganization proceedings and the subsequent accounting is determined, we no longer consolidate B&W's and its subsidiaries' results of operations in our condensed consolidated financial statements and our investment in B&W is presented on the cost method. Through February 21, 2000, B&W's and its subsidiaries' results are included in our segment results under Power Generation Systems - B&W (see Note 5 to the condensed consolidated financial statements). B&W and its consolidated subsidiaries' pre-bankruptcy filing revenues of $155,774,000 and operating income of $9,410,000 are included in our consolidated financial results for the six months ended June 30, 2000.

In general, each of our business segments is composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

Marine Construction Services

Revenues decreased $40,993,000 to $205,149,000 due to lower volume in offshore activities in the Far East relating to the West Natuna project. Higher volumes in essentially all other geographic areas partially offset this decrease.

Segment operating income (loss) increased $10,362,000 from a loss of $2,001,000 to income of $8,361,000, primarily due to higher volumes and margins in North American activities. Lower volumes in offshore activities in the Far East relating to the West Natuna project, lower engineering margins and higher general and administrative expenses partially offset these increases.

Income from investees decreased $3,207,000 to $1,332,000, primarily due to a resolution of a prior year tax matter in our Mexican joint venture and lower operating results from our U.K. joint venture. We terminated our interest in this joint venture in June 2001. Higher operating results in our SPARS and Mexican joint ventures partially offset these decreases.

Government Operations

Revenues increased $4,968,000 to $117,011,000, primarily due to higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government and commercial work. Lower volumes from other government operations and management and operating contracts for U.S. Government-owned facilities partially offset these increases.

Segment operating income decreased $573,000 to $7,952,000, primarily due to lower volume and margins from management and operating contracts for U.S. Government-owned facilities and higher general and administrative expenses. Higher volumes and margins from nuclear assemblies and reactor components for the U.S. Government, commercial work and commercial nuclear environmental services partially offset these decreases.

Income from investees increased $4,129,000 to $6,056,000, primarily due to higher operating results from a joint venture in Idaho and the start-up of our Pantex and Y-12 joint ventures.

Industrial Operations

Revenues increased $31,308,000 to $160,779,000, primarily due to higher volumes from engineering and construction activities in Canadian operations and from air-cooled heat exchangers.

Segment operating income increased $803,000 to $3,602,000, primarily due to higher volumes from engineering and construction activities in Canadian operations. Higher general and administrative expenses partially offset these increases.

Power Generation Systems

Revenues increased $12,929,000 to $12,993,000, primarily due to the acquisition of various business units of the Ansaldo Volund Group ("Volund"), an international power generation operation.

Segment operating loss increased $1,048,000 to $1,192,000, primarily due to losses on the run-out of pre-existing contracts of Volund.

Income (loss) from investees increased $21,047,000 from a loss of $20,564,000 to income of $483,000, primarily due to charges to exit and impair certain foreign joint ventures in the prior year.

Corporate

Corporate expenses increased $8,391,000 from income of $1,942,000 to expense of $6,449,000, primarily due to higher employee-related costs, including severance, and higher general and administrative expenses, including legal and professional fees relating to the declaratory action with respect to the assets transferred out of B&W. We also had lower income from over-funded pension plans. A favorable insurance recovery partially offset these increases.

Other Income Statement Items

Interest income decreased $2,110,000 to $4,783,000, primarily due to a decrease in investments.

Interest expense decreased $1,328,000 to $9,650,000, primarily due to changes in debt obligations and prevailing interest rates.

Other-net income decreased $2,259,000 from $2,849,000 to $590,000, primarily due to foreign currency transaction losses in the current period as compared to gains in the prior period.

The provision for income taxes for the three months ended June 30, 2001 and 2000 reflect nondeductible amortization of goodwill of $4,502,000. The goodwill was created by the premium we paid on the acquisition of the minority interest in JRM in June 1999. Income taxes in the three months ended June 30, 2001 included a tax benefit of $1,415,000 primarily related to favorable tax settlements in foreign jurisdictions. In addition, the loss before provision for income taxes for the three months ended June 30, 2000 included charges of $21,600,000 to exit certain foreign joint ventures which had no associated tax benefits. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

Marine Construction Services

Revenues decreased $112,948,000 to $339,829,000 due to lower volume in offshore activities in the Far East relating to the West Natuna project. Higher volumes in essentially all other geographic areas partially offset this decrease.

Segment operating loss decreased $5,733,000 to $2,055,000, primarily due to higher volumes and margins in North American activities and in the Eastern Hemisphere fabrication operations. Lower volumes on the West Natuna project and lower engineering margins partially offset these increases.

Income (loss) from investees increased $4,293,000 from a loss of $3,007,000 to income of $1,286,000, primarily due to higher operating results in our SPARS joint venture. The prior year included higher losses associated with our U.K. joint venture. We terminated our interest in this joint venture in June 2001.

Government Operations

Revenues increased $11,111,000 to $237,874,000, primarily due to higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government and commercial work. Lower volumes from other government operations and management and operating contracts for U.S. Government-owned facilities partially offset these increases.

Segment operating income decreased $2,869,000 to $18,999,000, primarily due to lower volume and margins from management and operating contracts for U.S. Government-owned facilities and higher general and administrative expenses. Higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government and higher volume and margins from commercial work partially offset these decreases.

Income from investees increased $7,479,000 to $10,758,000, primarily due to higher operating results from a joint venture in Idaho and the start-up of our Pantex and Y-12 joint ventures.

Industrial Operations

Revenues increased $84,994,000 to $329,707,000, primarily due to higher volumes from engineering, construction and plant maintenance activities in Canadian operations and from air-cooled heat exchangers.

Segment operating income increased $730,000 to $5,764,000, primarily due to higher volumes from engineering and construction activities in Canadian operations. Higher general and administrative expenses partially offset these increases.

Power Generation Systems

Revenues increased $21,281,000 to $21,427,000, primarily due to the acquisition of Volund, an international power generation operation.

Segment operating loss increased $1,413,000 to $1,777,000, primarily due to losses on the run-out of pre-existing contracts of Volund.

Income (loss) from investees increased $22,147,000 from a loss of $21,429,000 to income of $718,000, primarily due to charges to exit and impair certain foreign joint ventures in the prior year.

Corporate

Corporate expenses increased $8,994,000 from income of $812,000 to expense of $8,182,000, primarily due to higher employee-related costs, including severance, and higher general and administrative expenses, including legal and professional fees relating to the declaratory action with respect to the assets transferred out of B&W. We also had lower income from our over-funded pension plans. A favorable insurance recovery partially offset these increases.

Other Income Statement Items

Interest income decreased $3,407,000 to $10,631,000, primarily due to a decrease in investments.

Other-net decreased $6,844,000 from income of $5,262,000 to a loss of $1,582,000, primarily due to foreign currency transaction losses in the current period as compared to gains in the prior period. In addition, we experienced increased losses on sales of investment securities.

The provision for income taxes for the six months ended June 30, 2001 and 2000 reflect non-deductible amortization of goodwill of $9,004,000. The goodwill was created by the premium we paid on the acquisition of the minority interest in JRM in June 1999. Income taxes in the six months ended June 30, 2000 also include a provision of $3,800,000 for B&W for the pre-filing period. Also included are tax benefits primarily related to favorable tax settlements in foreign jurisdictions totaling approximately $3,715,000 and $5,500,000 for the six months ended June 30, 2001 and 2000, respectively. In addition, income before the provision for income taxes for the six months ended June 30, 2000 included charges of $21,600,000 to exit certain foreign joint ventures which had no associated tax benefits. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.


Backlog

                                         6/30/01               12/31/00
                                        ----------            ----------
                                                  (Unaudited)
                                                (In thousands)

Marine Construction Services            $1,229,983            $  541,647
Government Operations                      900,318             1,078,803
Industrial Operations                      450,459               396,429
Power Generation Systems                    52,232                48,631
                                        ----------            ----------
   TOTAL BACKLOG                        $2,632,992            $2,065,510
                                        ==========            ==========


Backlog for the Marine Construction Services segment increased primarily because of recent awards relating to new offshore construction projects in the Gulf of Mexico and the Eastern Hemisphere.

At June 30, 2001, Government Operations' backlog with the U. S. Government was $851,179,000 (of which $36,724,000 had not been funded). We do not expect this segment's backlog to experience significant growth as a result of reductions in defense budgets. However, we expect this segment's backlog to remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Government.

Liquidity and Capital Resources

During the six months ended June 30, 2001, our cash and cash equivalents decreased $16,084,000 to $68,536,000 and our total debt decreased $77,107,000 to $342,396,000, primarily due to a decrease in short-term borrowings of $75,103,000. During this period, our operating activities generated cash of $28,464,000 and we received cash of $527,536,000 from sales and maturities of investments and $1,591,000 from the sale of assets. We used cash of $485,950,000 for the purchase of investments and $14,281,000 for additions to property, plant and equipment.

At June 30, 2001 and December 31, 2000, we had available various uncommitted short-term lines of credit from banks totaling $14,327,000 and $12,819,000, respectively. Borrowings outstanding against these lines at June 30, 2001 were $999,000. There were no borrowings against these lines at December 31, 2000.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. There were no borrowings under this facility at June 30, 2001 or December 31, 2000. See Note 8 to the condensed consolidated financial statements for further information on the DIP Credit Facility.

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

The MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 to the borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit and may be used to reimburse issuers for drawings under certain outstanding letters of credit totaling $30,624,000 issued for the benefit of B&W and its subsidiaries. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $200,000,000. This facility is secured by a collateral account funded with various U.S. government securities with a marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings then outstanding. Borrowings against this facility at June 30, 2001 and December 31, 2000 were $20,000,000 and $10,000,000, respectively. As of August 8, 2001, borrowings against this facility were $35,000,000. Letters of credit against this facility outstanding at June 30, 2001 totaled approximately $62,000,000.

The JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200,000,000. The facility is subject to certain financial and non-financial covenants. Borrowings against this facility at December 31, 2000 were $50,000,000. There were no borrowings against this facility at June 30, 2001. As of August 8, 2001, borrowings against this facility were $25,000,000. Letters of credit outstanding against this facility at June 30, 2001 totaled approximately $51,000,000.

At June 30, 2001, we had total cash, cash equivalents and investments of $392,624,000. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of our investments at June 30, 2001 was $324,088,000. As of June 30, 2001, we had pledged approximately $43,779,000 fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements. In addition, approximately $207,000,000 fair value of these investments were pledged to secure the MII Credit Facility.

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

MI's 9.375% notes with an aggregate principal amount of $225,000,000 are scheduled to mature on March 15, 2002. MI currently has insufficient cash and other liquid resources on hand to fund the repayment of its 9.375% notes. However, we have generated a significant amount of cash flow in the June 2001 quarter which gives us some confidence we will be able to generate significant cash flows from operations for the rest of this year and prior to March 2002. We are also exploring other alternatives including asset sales or encumbrances, early bond redemptions and potential refinancing or extension of these notes. We expect these efforts to be successful, however there is no assurance that MI's efforts to extend the maturity of or refinance these notes will be successful. Further, MI's ability to satisfy, extend or refinance these notes could be significantly influenced by the results of the litigation involving our corporate reorganization completed in the fiscal year ended March 31, 1999.

MI owns substantial subsidiaries outside the B&W Chapter 11 filing, including BWXT which comprises our Government Operations segment and Hudson Products Corporation which operates our heat exchanger business. BWXT and Hudson Products Corporation are defendants in the action brought in the Chapter 11 proceeding concerning our corporate reorganization completed in the fiscal year ended March 31, 1999, and our alternatives regarding these subsidiaries may be limited until, and depending upon, a resolution in our favor of the action seeking to void the transfers. In addition, MI has a financial asset pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). For the 2001 year, MI would be entitled to $249,637,000 on the exercise of all of its rights under that agreement, which would generate tax of $87,338,000. MI does not currently intend to exercise its right to sell under the Intercompany Agreement

(although it may in the future elect to do so). If MI fails to generate sufficient cash flow to repay these notes at maturity, and its extension or refinancing alternatives do not materialize, MI will have to consider exercising its rights under the Intercompany Agreement, selling all or a part of one or more of its operating subsidiaries, or some combination of these and other alternatives. As a result, MI's inability to successfully refinance or repay these notes could have a material adverse impact on MII's liquidity, financial position and results of operations. MI's level of indebtedness and its lack of liquidity pose substantial risks to MI and the holders of its debt securities.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 2001, substantially all the net assets of MI were subject to those restrictions. At June 30, 2001, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $71,000,000.

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

We expect to meet capital expenditure, working capital and debt maturity requirements for the remainder of 2001 from cash and cash equivalents and short-term borrowings.

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

The Babcock & Wilcox Company

B&W and its subsidiaries conduct substantially all the operations of our Power Generation Systems segment. The amount of revenues we generate from our Power Generation Systems segment primarily depends on capital spending by customers in the electric power generation industry. In that industry, persistent economic growth in the United States has brought the supply of electricity into approximate balance with energy demand, except during periods of peak demand. In recent years, electric power producers have generally been meeting these peaks with new combustion turbines rather than new base-load capacity. In January 2001, the state of California began experiencing shortages of electricity during periods of peak demand. This has caused many power companies to re-examine their needs for new power plants and for improvements at existing power plants. Depending on the outcome of these studies, power companies may order new plants and may improve their existing plants. New U.S. emissions requirements have also prompted some customers to place orders for environmental equipment. Domestic demand for electrical power generation industry services and replacement nuclear steam generators continues at strong levels. The international markets remain unsettled. We currently expect the 2001 operating activity of this segment to be about the same as in 2000.

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity (1) whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) and (2) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $186,966,000 as of June 30, 2001 is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at that time, including the terms of any plan of reorganization. See Note 8 to the condensed consolidated financial statements for B&W's financial information at June 30, 2001.

In the three months ended June 30, 2001:
       B&W's revenues increased $67,670,000 to $365,916,000, primarily due to higher volumes from the fabrication, repair and retrofit of existing facilities, fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear generators, nuclear services and replacement parts;

       B&W's operating income (loss) increased $26,776,000 from a loss of $7,380,000 to income of $19,396,000, primarily due to higher volumes and margins from the fabrication, repair and retrofit of existing facilities, higher volumes from nuclear services, replacement nuclear steam generators and replacement parts. In addition, B&W experienced higher volumes from fabrication and erection of fossil fuel steam and environmental control systems which were partially offset by additional charges in the prior year to substantially completed original equipment contracts still under warranty or in dispute resolution. Higher reorganization expenses associated with the Chapter 11 filing and lower operating results from a joint venture in Pennsylvania partially offset these increases;

       Interest expense increased $1,382,000 to $2,598,000, primarily due to the settlement of an ongoing state income tax dispute;

       Other-net expense increased $2,549,000 to $2,608,000, primarily due to foreign currency transaction losses in the current period as compared to gains in the prior period.

In the six months ended June 30, 2001:
       B&W's revenues increased $150,962,000 to $721,775,000, primarily due to higher volumes from the fabrication and erection of fossil fuel steam and environmental control systems, fabrication, repair and retrofit of existing facilities, nuclear services and replacement nuclear steam generators;

       B&W's operating income increased $31,299,000 to $40,289,000, primarily due to higher volumes and margins from the fabrication, repair and retrofit of existing facilities and nuclear services and higher volumes from replacement parts. In addition, B&W experienced higher volumes from fabrication and erection of fossil fuel steam and environmental control systems which were partially offset by additional charges in the prior year to substantially completed original equipment contracts still under warranty or in dispute resolution. Higher reorganization expenses associated with the Chapter 11 filing and lower operating results from joint ventures in Pennsylvania and Canada partially offset these increases;

       Interest expense increased $2,683,000 to $4,073,000, primarily due to an increase in expenses related to the DIP Credit Facility and the settlement of an ongoing state income tax dispute;

       Other-net expense increased $4,903,000 to $5,856,000, primarily due to a loss on the sale of investment securities. In addition, there were foreign currency transaction losses in the current period as compared to gains in the prior period.

B&W's backlog at June 30, 2001 and December 31, 2000 was $1,431,218,000 and
       $1,030,628,000, respectively.

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into the DIP Credit Facility with a group of lenders, with Citibank, N.A. as administrative agent, for a three-year term. The facility is subject to certain financial and non-financial covenants. See Note 8 to the condensed consolidated financial statements for further information on the DIP Credit Facility.

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries' operating activities and meet its debt and capital requirements for the foreseeable future. However, B&W's ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a rejection of our plan of reorganization could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment in B&W. See Note 8 to the condensed consolidated financial statements for more information.

See Note 1 to the condensed consolidated financial statements for information on new accounting standards.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
For information regarding ongoing investigations and litigation see Note 4 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item. In addition, see Note 8 to the condensed consolidated financial statements regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000, which we incorporate by reference into this Item.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our annual meeting of stockholders held on May 4, 2001, we submitted the following matters to our stockholders, with voting as follows:

     (a) The election of four directors:

         Class I - For a three-year term

                 Nominee                    Votes For             Votes Withheld
                 -------                    ---------             --------------
         Philip J. Burguieres              55,187,536                  934,039
         Ronald C. Cambre                  53,186,894                  934,681
         Bruce DeMars                      53,254,421                  867,154
         John W. Johnstone, Jr.            53,242,482                  879,093

         Joe B. Foster, Robert L. Howard, Kathryn D. Sullivan, John N. Turner, Bruce W. Wilkinson and Richard E. Woolbert also continued as directors immediately after the meeting. On June 1, 2001, Ms. Sullivan resigned from our Board of Directors.

     (b) A proposal to retain PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2001:

           Votes For       Votes Against       Abstentions
           ---------       -------------       -----------
          53,579,045          292,187             250,343

     (c) A stockholder proposal relating to our activities in Burma:

          Votes For        Votes Against       Broker Non-Votes      Abstentions
          ---------        -------------       ----------------      -----------
          6,059,541         32,054,069            11,523,100          4,484,865

     (c) A stockholder proposal for the adoption of a stockholder resolution requesting that we not extend or enter into a new stockholder rights agreement unless we obtain the affirmative vote of our stockholders:

           Votes For       Votes Against       Broker Non-Votes      Abstentions
           ---------       -------------       ----------------      -----------
          21,857,648        17,995,207            11,523,100          2,745,620

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 3.1 - McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of McDermott International, Inc.'s Form 10-K for the fiscal year ended March 31, 1996).

          Exhibit 3.2 - Amended and Restated By-Laws of McDermott International, Inc. (incorporated by reference to Exhibit 3.2 of McDermott International, Inc.'s Form 10-Q for the quarter ended March 31, 2001).

     (b)  Reports on Form 8-K

          We did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             McDERMOTT INTERNATIONAL, INC.



                             /s/ Bruce F. Longaker
                             ---------------------------------------------------

                      By:    Bruce F. Longaker
                             Executive Vice President and Chief Financial
                             Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)

August 13, 2001

                                  EXHIBIT INDEX



Exhibit                            Description
-------                            -----------
  3.1 McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of McDermott International, Inc.'s Form 10-K for the fiscal year ended March 31, 1996).

  3.2          Amended and Restated By-Laws of McDermott International, Inc.
               (incorporated by reference to Exhibit 3.2 of McDermott International, Inc.'s Form 10-Q for the quarter ended March 31,
               2001).