Form 10-Q
period 2001-09-30
MCDERMOTT INTERNATIONAL INC
filed 2001-11-05
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   -------------

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

                          Yes [X]           No [ ]

The number of shares outstanding of the Company's Common Stock at October 26, 2001 was 61,683,001.

                          McDERMOTT INTERNATIONAL, INC.

                                INDEX - FORM 10-Q

                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION


     Item 1 -   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000                                                    3

         Condensed Consolidated Statements of Income
           Three and Nine Months Ended September 30, 2001 and 2000                                     5

         Condensed Consolidated Statements of Comprehensive Income (Loss)
           Three and Nine Months Ended September 30, 2001 and 2000                                     6

         Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and 2000                                               7

         Notes to Condensed Consolidated Financial Statements                                          9


     Item 2 -   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                         28


PART II - OTHER INFORMATION

     Item 1 -   Legal Proceedings                                                                     41

     Item 2  -  Change in Securities and Use of Proceeds                                              41

     Item 6 -   Exhibits and Reports on Form 8-K                                                      42


SIGNATURES                                                                                            43

Exhibit 3.3 - Amended and Restated Certificate of Designation of Series D Participating Preferred Stock

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                          McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                 September 30,   December 31,
                                                                     2001            2000
                                                                 -------------   ------------
                                                                  (Unaudited)
                                                                         (In thousands)
Current Assets:
   Cash and cash equivalents                                     $      90,643   $     84,620
   Investments                                                              --         34,440
   Accounts receivable - trade, net                                    204,589        181,422
   Accounts receivable from The Babcock & Wilcox Company                 6,785         12,308
   Accounts receivable - unconsolidated affiliates                      83,843         31,155
   Accounts receivable - other                                          40,744         54,662
   Environmental liabilities recoverable - current                       1,878          1,527
   Contracts in progress                                               106,987         90,142
   Inventories                                                           7,949         11,733
   Deferred income taxes                                                67,297         56,805
   Other current assets                                                 17,189         28,022
                                                                 -------------   ------------

   Total Current Assets                                                627,904        586,836
                                                                 -------------   ------------

Property, Plant and Equipment                                        1,255,015      1,239,554
   Less accumulated depreciation                                       893,455        874,198
                                                                 -------------   ------------

   Net Property, Plant and Equipment                                   361,560        365,356
                                                                 -------------   ------------

Investments:
   Government obligations                                              286,177        280,208
   Other investments                                                    44,623         46,547
                                                                 -------------   ------------

   Total Investments                                                   330,800        326,755
                                                                 -------------   ------------

Investment in The Babcock & Wilcox Company                             186,966        186,966
                                                                 -------------   ------------

Accounts Receivable from The Babcock & Wilcox Company                   18,193         18,193
                                                                 -------------   ------------

Goodwill less Accumulated Amortization of $65,368,000 at
   September 30, 2001 and $50,579,000 at December 31, 2000             336,061        350,939
                                                                 -------------   ------------

Prepaid Pension Costs                                                  152,205        134,307
                                                                 -------------   ------------

Other Assets                                                            88,477         86,275
                                                                 -------------   ------------

   TOTAL                                                         $   2,102,166   $  2,055,627
                                                                 =============   ============

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  September 30,    December 31,
                                                                       2001            2000
                                                                  -------------    ------------
                                                                   (Unaudited)
                                                                          (In thousands)
Current Liabilities:
   Notes payable and current maturities of long-term debt         $     254,904    $     96,346
   Accounts payable                                                     131,175         114,184
   Accounts and notes payable to The Babcock & Wilcox Company            49,431          53,073
   Environmental liabilities - current                                    4,766           6,162
   Accrued employee benefits                                             65,330          57,578
   Accrued contract costs                                                27,738          32,867
   Advance billings on contracts                                        125,540          71,612
   Other current liabilities                                            275,629         258,405
                                                                  -------------    ------------

     Total Current Liabilities                                          934,513         690,227
                                                                  -------------    ------------

Long-Term Debt                                                           96,589         323,157
                                                                  -------------    ------------

Accumulated Postretirement Benefit Obligation                            28,261          28,276
                                                                  -------------    ------------

Environmental and Products Liabilities                                   14,483          10,294
                                                                  -------------    ------------

Other Liabilities                                                       219,461         227,070
                                                                  -------------    ------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, par value $1.00 per share, authorized
     150,000,000 shares; issued 63,396,016 at September 30,
     2001 and 62,582,382 at December 31, 2000                            63,396          62,582
   Capital in excess of par value                                     1,069,680       1,062,511
   Accumulated deficit                                                 (208,032)       (230,902)
   Treasury stock at cost, 2,005,792 shares at September 30,
     2001 and 2,005,042 at December 31, 2000                            (62,736)        (62,736)
   Accumulated other comprehensive loss                                 (53,449)        (54,852)
                                                                  -------------    ------------

     Total Stockholders' Equity                                         808,859         776,603
                                                                  -------------    ------------

     TOTAL                                                        $   2,102,166    $  2,055,627
                                                                  =============    ============

                          McDERMOTT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                         Three Months Ended               Nine Months Ended
                                                             September 30,                  September 30,
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
                                                                             (Unaudited)
                                                                (In thousands, except per share amounts)
Revenues                                             $    591,169    $    390,961    $  1,519,718    $  1,469,960
                                                     ------------    ------------    ------------    ------------
Costs and Expenses:
   Cost of operations                                     517,561         340,343       1,330,324       1,293,030
   Selling, general and administrative expenses            51,242          43,561         152,791         142,022
                                                     ------------    ------------    ------------    ------------

   Total Costs and Expenses                               568,803         383,904       1,483,115       1,435,052
                                                     ------------    ------------    ------------    ------------

Equity in income (loss) of investees                       11,246           5,692          24,124         (14,582)
                                                     ------------    ------------    ------------    ------------
Operating Income                                           33,612          12,749          60,727          20,326
                                                     ------------    ------------    ------------    ------------
Other Income (Expense):
   Interest income                                          5,056           6,558          15,687          20,596
   Interest expense                                       (11,871)        (12,871)        (31,652)        (32,672)
   Other-net                                                  753             272            (829)          5,534
                                                     ------------    ------------    ------------    ------------

   Total Other Expense                                     (6,062)         (6,041)        (16,794)         (6,542)
                                                     ------------    ------------    ------------    ------------

Income before Provision for Income Taxes                   27,550           6,708          43,933          13,784

Provision for Income Taxes                                  8,205           1,086          21,063          10,342
                                                     ------------    ------------    ------------    ------------

Net Income                                           $     19,345    $      5,622    $     22,870    $      3,442
                                                     ============    ============    ============    ============
Earnings per Common Share:
   Basic                                             $       0.32    $       0.09    $       0.38    $       0.06
   Diluted                                           $       0.31    $       0.09    $       0.37    $       0.06
                                                     ============    ============    ============    ============
Cash Dividends:
   Per Common Share                                  $         --    $         --    $         --    $       0.10
                                                     ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                    Three Months Ended           Nine Months Ended
                                                                       September 30,               September 30,
                                                                    2001          2000          2001          2000
                                                                 ----------    ----------    ----------    ----------
                                                                                      (Unaudited)
                                                                                    (In thousands)
Net Income                                                       $   19,345    $    5,622    $   22,870    $    3,442
                                                                 ----------    ----------    ----------    ----------

Other Comprehensive Income (Loss):
   Currency translation adjustments:
     Foreign currency translation adjustments                        (2,005)      (11,158)       (3,035)      (14,490)
   Unrealized losses on derivative financial instruments:
     Unrealized losses on derivative financial
       instruments                                                   (1,355)           --        (2,289)           --
     Reclassification adjustment for losses included
       in net income                                                    113            --           113
   Unrealized gains on investments:
     Unrealized gains arising during the period,
       net of taxes (benefits) of $30,000 in the nine
       months ended September 30, 2001 and
       ($111,000) and ($159,000), respectively, in the three
       and nine months ended September 30, 2000                       3,380         3,385         8,853         4,136
     Reclassification adjustment for gains included
       in net income, net of tax benefits of $162,000
       in the nine months ended September 30, 2001                   (3,351)          (18)       (2,239)           (8)
                                                                 ----------    ----------    ----------    ----------

Other Comprehensive Income (Loss)                                    (3,218)       (7,791)        1,403       (10,362)
                                                                 ----------    ----------    ----------    ----------

Comprehensive Income (Loss)                                      $   16,127    $   (2,169)   $   24,273    $   (6,920)
                                                                 ==========    ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine Months Ended
                                                              September 30,
                                                            2001          2000
                                                         ----------    ----------
                                                                (Unaudited)
                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $   22,870    $    3,442
                                                         ----------    ----------
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                             48,069        47,290
   Income or loss of investees, less dividends               (3,668)       21,449
   Gain on asset disposals and impairments - net             (1,468)       (2,213)
   Provision for deferred taxes                               8,792         6,820
   Deconsolidation of The Babcock & Wilcox Company               --       (19,424)
   Other                                                      4,945         6,196

   Changes in assets and liabilities, net of effects
    of acquisitions and divestitures:
     Accounts receivable                                    (58,090)       63,799
     Net contracts in progress and advance billings          37,943       (27,587)
     Accounts payable                                        13,982        (7,029)
     Accrued and other current liabilities                   12,887       (31,277)
     Products and environmental liabilities                   2,442       (11,157)

     Other, net                                             (24,115)     (113,266)

Proceeds from insurance for products liability claims            --        26,427
Payments of products liability claims                            --       (23,782)
                                                         ----------    ----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                     64,589       (60,312)
                                                         ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                  (27,644)      (46,335)
Purchases of available-for-sale securities                 (929,393)      (98,706)
Sales of available-for-sale securities                      815,690        24,749
Maturities of available-for-sale securities                 147,801        87,141
Proceeds from asset disposals                                 3,002         4,579
Other                                                          (645)          500
                                                         ----------    ----------

NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                       8,811       (28,072)
                                                         ----------    ----------

                                                                       CONTINUED



                                                              Nine Months Ended
                                                                September 30,
                                                              2001          2000
                                                           ----------    ----------
                                                                 (Unaudited)
                                                                (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                  $     (239)   $       (2)
Increase (decrease) in short-term borrowing                   (66,286)       42,278
Issuance of common stock                                           65             2
Dividends paid                                                     --        (8,972)
Other                                                             (90)        3,920
                                                           ----------    ----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                       (66,550)       37,226
                                                           ----------    ----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                         (827)         (434)
                                                           ----------    ----------

NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS           6,023       (51,592)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               84,620       162,734
                                                           ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   90,643    $  111,142
                                                           ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                    $   33,249    $   37,989
   Income taxes - net                                      $    7,014    $    6,198
                                                           ==========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Deconsolidation of The Babcock & Wilcox Company debt       $       --    $    4,760
                                                           ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three- and nine-month periods ended September 30, 2001.

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

       o Babcock & Wilcox Investment Company ("BWICO"), a Delaware subsidiary of MI;

       o BWX Technologies, Inc. ("BWXT"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries; and

       o The Babcock & Wilcox Company ("B&W"), an unconsolidated Delaware subsidiary of BWICO.

Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and related footnotes included in MII's annual report on Form 10-K for the year ended December 31, 2000.

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

Due to the bankruptcy filing, beginning on February 22, 2000, we no longer consolidate B&W's financial results in our condensed consolidated financial statements, and we present our investment in B&W on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based on the applicable facts and circumstances at that time, including the terms of any plan of reorganization. The filing results in increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of MII's investment in B&W, which was $186,966,000 at September 30, 2001, and is subject to periodic reviews for recoverability. At September 30, 2001, the underlying net assets of B&W exceeded MII's investment by $2,018,000. See Notes 4 and 8 for recent events regarding the bankruptcy proceedings and other risk issues. See Note 8 for the condensed consolidated financial information of B&W.

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

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method. SFAS No. 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS No. 141 will have no effect on our consolidated financial position or results of operations. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. For the nine months ended September 30, 2001, we had amortized approximately $14,787,000 of goodwill. We are reviewing the effect SFAS No. 142 will have on our consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are reviewing the effect SFAS No. 143 will have on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Pronouncements Bulletin No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We have not yet determined the effect SFAS No. 144 will have on our consolidated financial position or results of operations.

NOTE 2 - INVENTORIES

Inventories are as follows:


                                                           September 30,   December 31,
                                                               2001            2000
                                                           -------------   ------------
                                                            (Unaudited)
                                                                  (In thousands)
                           Raw Materials and Supplies      $       5,482   $      7,412
                           Work in Progress                          763          1,895
                           Finished Goods                          1,704          2,426
                                                           -------------   ------------
                           Total Inventories               $       7,949   $     11,733
                                                           =============   ============


NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

                                                                         September 30,    December 31,
                                                                             2001             2000
                                                                         -------------    ------------
                                                                          (Unaudited)
                                                                                 (In thousands)
         Currency Translation Adjustments                                $     (50,124)   $    (47,089)
         Net Unrealized Gain (Loss) on Investments                               1,772          (4,842)
         Net Unrealized Loss on Derivative Financial Instruments                (2,176)             --
         Minimum Pension Liability                                              (2,921)         (2,921)
                                                                         -------------    ------------
         Accumulated Other Comprehensive Loss                            $     (53,449)   $    (54,852)
                                                                         =============    ============


NOTE 4 - INVESTIGATIONS AND LITIGATION

On March 12, 2001, the plaintiffs' motion for rehearing en banc was denied by the U.S. Fifth Circuit Court of Appeals in the December 1998 lawsuit filed by Den norske stats oljeselskap a.s. and several related entities against MII, JRM and others arising from alleged anti-competitive activities. The plaintiffs have filed a petition for writ of certiorari to the United States Supreme Court. By order issued October 1, 2001, the

Supreme Court invited the Solicitor General of the United States to file a brief expressing the view of the United States on the issues presented in the writ application.

On December 15, 2000, lawsuits were filed by a number of Norwegian oil companies against MII, Heeremac, Heerema and Saipem S.p.A. for violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway. Plaintiffs include Norwegian affiliates of various of the plaintiffs in the Shell civil case pending in Houston. Most of the projects were performed by Saipem S.p.A. or its affiliates, with some by Heerema/HeereMac and none by JRM. We understand that the conduct alleged by plaintiffs is the same conduct which plaintiffs allege in the U.S. civil cases. The cases were heard by the Conciliation Boards in Norway during the first week of October 2001. In all instances, the Boards referred the cases to the court of first instance for further proceedings. The plaintiffs have one year to proceed with the cases.

In 1998, B&W settled all pending and future punitive damage claims in the lawsuit filed against B&W and Atlantic Richfield by Donald F. Hall, Mary Ann Hall and others (the "Hall Litigation") for $8,000,000 for which B&W seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. On April 28, 2001, in response to cross-motions for partial summary judgment, the Pennsylvania State Court issued its ruling regarding: (1) the applicable trigger of coverage under the Nuclear Energy Liability Policies issued by B&W's nuclear insurers; and (2) the scope of the nuclear insurers' defense obligations to B&W under these policies. With respect to the trigger of coverage, the Pennsylvania State Court held that a "manifestation" trigger applied to the underlying claims at issue. Although the Court did not make any determination of coverage with respect to any of the underlying claims, we believe the effect of its ruling is to increase the amount of coverage potentially available to B&W under the policies at issue to $320,000,000. With respect to the nuclear insurers' duty to defend B&W, the Court held that B&W is entitled to separate and independent counsel funded by the nuclear insurers. On May 21, 2001, the Court granted the insurers' motion for reconsideration of the April 25, 2001 order. On October 1, 2001, the Court entered its order reaffirming its original substantive insurance coverage rulings and further certified the order for immediate appeal by any party. The plaintiffs' remaining claims against B&W in the Hall Litigation have been automatically stayed as a result of the B&W bankruptcy filing. B&W filed a complaint for declaratory and injunctive relief with the Bankruptcy Court seeking to stay the pursuit of the Hall Litigation against ARCO during the pendency of B&W's bankruptcy proceeding due to common insurance coverage and the risk to B&W of issue or claim preclusion, which stay the Bankruptcy Court denied in October 2000. B&W appealed the Bankruptcy Court's Order and on May 18, 2001, the United States District Court for the Eastern District of Louisiana affirmed the Bankruptcy Court's Order. B&W has appealed the decision to the United States Fifth Circuit Court of Appeals. We believe that all claims under the Hall Litigation will be resolved within the limits of coverage of our insurance policies; however, our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

On April 25, 2001, the plaintiffs-appellants in the class action complaints against MII and two of its executive officers alleging violation of federal securities laws filed a motion to voluntarily dismiss their appeal, and the appeal was dismissed by the U.S. Fifth Circuit Court on April 26, 2001.

In early April 2001, a group of insurers (the "Plaintiff Insurers") who have previously provided insurance to B&W under our excess liability policies filed
(1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceeding in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the U.S. Bankruptcy Court for the Eastern District of Louisiana, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of a settlement agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in terminating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W has filed a counterclaim against the Plaintiff Insurers which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W's rights and the obligations of the Plaintiff Insurers and other London Market insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. The consolidated actions have been set for trial on

April 15, 2002. Discovery is proceeding in the consolidated actions, and the Court has permitted the asbestos claimants committee and the future claimants' representative to intervene in the litigation as parties. On October 2, 2001, MII and B&W filed dispositive motions with the Court seeking dismissal of the Plaintiff Insurers' claim that MII and B&W had materially breached the settlement agreement at issue. The Court has not yet ruled on these motions. We believe the Plaintiff Insurers' complaints and the substantive allegations they contain are without merit. MII and B&W intend to contest and defend against these actions vigorously. We believe the Plaintiff Insurers' complaints will not have a material adverse effect on our consolidated financial position or results of operations. However, if the Plaintiff Insurers are successful, our financial position and our investment in B&W will be adversely affected.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technologies, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W's cancellation of a $313,000,000 note receivable and B&W's transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technologies, Inc. to BWICO, and
(2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W's claims against the defendants. The Bankruptcy Court has permitted the asbestos claimants committee and the future claimants' representative in the Chapter 11 proceeding to intervene and proceed as plaintiff-intervenors and has realigned B&W as a defendant in this action. The asbestos claimants committee and the future claimants' representative are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court has ruled that Louisiana law will apply to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W's solvency at the time of the corporate reorganization and concluded on November 2, 2001, following which the Bankruptcy Court requested written briefing and has taken the matter under consideration. We believe that B&W was solvent at the time of the transfers and that the transfers are not voidable. However, if the transferred asset action is decided against us by the Bankruptcy Court, it could have a material adverse effect on our consolidated financial position and results of operations. It could also have a material adverse effect on MI's ability to repay its 9.375%, $225,000,000 notes due March 15, 2002 described in Part I, Section K - Risk Factors of MII's annual report on Form 10-K for the year ended December 31, 2000. In addition, an injunction preventing asbestos suits from being brought against non-filing affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 extends through January 15, 2002.

Other than as noted above, the following legal proceedings have had no change in status from that disclosed in Item 3 - "Legal Proceedings," included in Part I of MII's annual report on Form 10-K for the year ended December 31, 2000:

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

NOTE 5 - SEGMENT REPORTING

There are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss, except for the inclusion of income from over-funded pension plans of discontinued operations in Corporate. An analysis of our operations by segment is as follows:

Segment Information for the Three and Nine Months Ended September 30, 2001 and 2000.



                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                                 2001            2000            2001            2000
                                             ------------    ------------    ------------    ------------
                                                                     (Unaudited)
                                                                   (In thousands)
         REVENUES
           Marine Construction Services      $    262,776    $    161,922    $    602,605    $    614,699
           Government Operations                  118,475          95,949         356,349         322,712
           Industrial Operations                  198,007         120,961         527,714         365,674
           Power Generation Systems - B&W              --              --              --         155,774
           Power Generation Systems                12,059          14,829          33,486          14,975
           Adjustments and Eliminations(1)           (148)         (2,700)           (436)         (3,874)
                                             ------------    ------------    ------------    ------------
                                             $    591,169    $    390,961    $  1,519,718    $  1,469,960
                                             ============    ============    ============    ============


(1) Segment revenues are net of the following intersegment transfers and other adjustments:

          Marine Construction Services
            Transfers                        $    107        $    224        $    237        $    805
          Government Operations Transfers          37             226             184             657
          Industrial Operations Transfers           4              78              15             181
          Power Generation Systems
            Transfers - B&W                        --              --              --              59
          Adjustments and Eliminations             --           2,172              --           2,172
                                             --------        --------        --------        --------
                                             $    148        $  2,700        $    436        $  3,874
                                             ========        ========        ========        ========

                                                                 Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                  2001          2000          2001          2000
                                                               ----------    ----------    ----------    ----------
                                                                                   (Unaudited)
                                                                                  (In thousands)
         OPERATING INCOME:

           Segment Operating Income:

           Marine Construction Services                        $   17,581    $   (9,142)   $   15,526    $  (16,930)
           Government Operations                                    3,814         8,175        22,813        30,043
           Industrial Operations                                    4,009         4,689         9,773         9,723
           Power Generation Systems - B&W                              --            --            --         7,172
           Power Generation Systems                                (1,010)       (2,055)       (2,787)       (2,419)
                                                               ----------    ----------    ----------    ----------
                                                               $   24,394    $    1,667    $   45,325    $   27,589
                                                               ==========    ==========    ==========    ==========

           Gain (Loss) on Asset Disposal and Impairments - Net:

           Marine Construction Services                        $      (43)   $    1,087    $      672    $    2,028
           Government Operations                                       14             9           776           208
           Industrial Operations                                        9            --            20            10
           Power Generation Systems - B&W                              --            --            --           (33)
                                                               ----------    ----------    ----------    ----------
                                                               $      (20)   $    1,096    $    1,468    $    2,213
                                                               ==========    ==========    ==========    ==========


           Income (Loss) from Investees:

           Marine Construction Services                        $    4,762    $    3,143    $    6,048           136
           Government Operations                                    6,110         4,483        16,868         7,762
           Industrial Operations                                       11            80           127           151
           Power Generation Systems - B&W                              --            --            --           812
           Power Generation Systems                                   363        (2,014)        1,081       (23,443)
                                                               ----------    ----------    ----------    ----------
                                                               $   11,246    $    5,692    $   24,124    $  (14,582)
                                                               ==========    ==========    ==========    ==========


           SEGMENT INCOME (LOSS):

           Marine Construction Services                        $   22,300    $   (4,912)   $   22,246    $  (14,766)
           Government Operations                                    9,938        12,667        40,457        38,013
           Industrial Operations                                    4,029         4,769         9,920         9,884
           Power Generation Systems - B&W                              --            --            --         7,951
           Power Generation Systems                                  (647)       (4,069)       (1,706)      (25,862)
                                                               ----------    ----------    ----------    ----------
                                                                   35,620         8,455        70,917        15,220
           Corporate                                               (2,008)        4,294       (10,190)        5,106
                                                               ----------    ----------    ----------    ----------
           TOTAL                                               $   33,612    $   12,749    $   60,727    $   20,326
                                                               ==========    ==========    ==========    ==========

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                September 30,
                                                   2001           2000           2001           2000
                                               ------------   ------------   ------------   ------------
                                                                      (Unaudited)
                                                  (In thousands, except shares and per share amounts)
  Basic:
  Net income                                   $     19,345   $      5,622   $     22,870   $      3,442
                                               ------------   ------------   ------------   ------------

  Weighted average common shares                 60,832,878     59,908,646     60,499,071     59,657,556
                                               ------------   ------------   ------------   ------------
  Basic earnings per common share              $       0.32   $       0.09   $       0.38   $       0.06
                                               ------------   ------------   ------------   ------------

  Diluted:
  Net income                                   $     19,345   $      5,622   $     22,870   $      3,442
                                               ------------   ------------   ------------   ------------

  Weighted average common shares (basic)         60,832,878     59,908,646     60,499,071     59,657,556
  Effect of dilutive securities:
  Stock options and restricted stock              1,645,429      1,280,288      2,099,995        894,244
                                               ------------   ------------   ------------   ------------
  Adjusted weighted average common shares
     and assumed conversions                     62,478,307     61,188,934     62,599,066     60,551,800
                                               ------------   ------------   ------------   ------------
  Diluted earnings  per common share           $       0.31   $       0.09   $       0.37   $       0.06
                                               ============   ============   ============   ============


NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

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

We enter into forward contracts primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheet. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either offset against the change in fair value of the hedged firm commitment through earnings or deferred in stockholders' equity (as a component of accumulated other comprehensive loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The gain or loss on a derivative financial instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on forward contracts that require immediate recognition are included as a component of other-net in our condensed consolidated statement of income.

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

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. On February 20, 2001, the Bankruptcy Court appointed a mediator to facilitate negotiations among the debtors and the committee representing the asbestos claimants to reach a final determination of the debtors' ultimate liability for asbestos-related claims. The mediator's appointment is authorized through January 31, 2002.

On February 22, 2001, B&W and its debtors filed a plan of reorganization and a disclosure statement. The plan of reorganization contemplates a resolution under either the settlement process or a strategy of litigating asbestos claims. Under the settlement process, there would be a consensual agreement of 75% of the asbestos personal injury claimants. A trust would be formed and assigned all of B&W's and its filing subsidiaries' insurance rights with an aggregate products liability value of approximately $1,150,000,000. In addition, $50,000,000 cash and a $100,000,000 subordinated 10-year note payable would be transferred into the trust. The debtors and non-debtor affiliates would consent to the assignment of the insurance and would release and void any right that they have to the insurance, with the non-debtor defendants receiving a full release and protection under the Bankruptcy Code against future asbestos products liability claims relating to B&W. The trust's rights to the insurance would be protected and could be dedicated solely to the resolution of the asbestos claims. As a result of the creation of the trust, B&W and all its affiliates would be released and discharged from all present and future liability for asbestos claims arising out of exposure to B&W's products.

Under the litigation strategy of the proposed plan, if B&W is not able to reach a consensual agreement with the plaintiffs, a cram-down option is available. The claims would still be channeled through a trust with $50,000,000 cash and a $100,000,000 subordinated 10-year note payable, but the debtors and their affiliates would not transfer their insurance rights. The debtors would manage the insurance rights, and claims would be handled through the litigation process by the trust. Funding of the trust would be from the insurance, the cash, the note payable, and equity of the debtors, if necessary. The period of exclusivity for filing a plan of reorganization extends through January 31, 2002.

Prior to its bankruptcy filing, B&W and its subsidiaries had engaged in a strategy of negotiating and settling asbestos products liability claims brought against them and billing the settled amounts to insurers for reimbursement. The average amount per settled claim over the three calendar years prior to the Chapter 11 filing was approximately $7,900. Reimbursed amounts are subject to varying insurance limits based on the year of coverage, insurer solvency and collection delays (due primarily to agreed payment schedules with specific insurers delaying reimbursement for three months or more). No claims have been paid since the bankruptcy filing. Claims paid during the year ended December 31, 2000, prior to the bankruptcy filing, aggregated $23,640,000 of which $20,121,000 has been recovered or is due from insurers. At September 30, 2001, receivables of $28,991,000 were due from insurers for reimbursement of settled claims and approximately $1,152,500,000 was recorded as an insurance recoverable for unasserted claims. Currently, certain insurers are refusing to reimburse B&W for settled claims until B&W's assumption, in bankruptcy, of its pre-bankruptcy filing contractual reimbursement arrangements with those insurers. To date, this has not had a material adverse impact on B&W's liquidity or the conduct of its business, and we do not expect it to in the future. We anticipate that B&W will eventually recover these insurance reimbursements.

Pursuant to the Bankruptcy Court's order, a March 29, 2001 bar date was set for the submission of allegedly settled asbestos claims and a July 30, 2001 bar date was set for all other asbestos personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo Parks Township facilities against B&W and its filing subsidiaries. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. B&W has accepted approximately 7,600 as settled claims at this time and is in the process of challenging a significant number of claims. If the Bankruptcy Court determines these claims were not settled prior to the filing of the Chapter 11, these claims may be refiled as unsettled claims. As of July 30, 2001, approximately 220,000 additional asbestos personal injury claims, 168 property damage claims, 212 derivative asbestos claims and 524 claims relating to the Apollo Parks Township facilities, had been filed. As set forth in the proposed Litigation Protocol filed with the District Court on October 18, 2001, we intend to challenge all unsupported claims and believe that a significant number may be disallowed by the Bankruptcy Court. While we continue to review the filed claims and the ultimate asbestos liability of B&W and its subsidiaries remains uncertain, we believe that the $1,307,725,000 that B&W has provided for asbestos products liability claims at September 30, 2001 continues to represent our best estimate of its ultimate liability for asbestos claims. While the B&W Chapter 11 reorganization proceedings continue to progress, there are a number of issues and matters related to B&W's asbestos liability to be resolved prior to its emergence from the proceedings. In addition to the solvency issue relating to the reorganization we completed in the fiscal year ended March 31, 1999, remaining issues and matters to be resolved include, but are not limited to:

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

For information regarding ongoing investigations and litigation involving B&W, see Note 4. For further information concerning B&W and its bankruptcy filing, refer to Note 20 to the consolidated financial statements included in MII's annual report on Form 10-K for the year ended December 31, 2000.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into the DIP Credit facility with Citibank, N.A. and Salomon Smith Barney Inc. with a three-year term. There were no borrowings under this facility at September 30, 2001. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately

$172,000,000 (the "Pre-existing LCs"). MII, MI and BWICO have agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any pre-existing LC for which it already has exposure and for the associated letter of credit fees paid under the facility. As of September 30, 2001, approximately $111,100,000 in letters of credit have been issued under the DIP Credit Facility of which approximately $60,700,000 were to replace or backstop pre-existing LCs.

Financial Results and Reorganization Items

The B&W condensed consolidated financial statements are set forth below.


                          THE BABCOCK & WILCOX COMPANY
                              DEBTOR-IN-POSSESSION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
                                                                              (Unaudited)
                                                                             (In thousands)
         Revenues                                    $    304,575    $    250,385    $  1,026,350    $    821,198
                                                     ------------    ------------    ------------    ------------
         Costs and Expenses:
           Cost of operations                             261,227         217,045         875,595         717,819
           Selling, general and administrative
             expenses                                      30,208          28,382          87,280          84,163
           Reorganization charges                          11,364           4,834          22,628          12,799
                                                     ------------    ------------    ------------    ------------

              Total Costs and Expenses                    302,799         250,261         985,503         814,781
                                                     ------------    ------------    ------------    ------------

         Equity in income of investees                        783           1,217           2,001           3,914
                                                     ------------    ------------    ------------    ------------

           Operating Income                                 2,559           1,341          42,848          10,331
                                                     ------------    ------------    ------------    ------------
         Other Income (Expense):
           Interest income                                  1,893           2,761           6,259           5,553
           Interest expense                                (1,073)         (1,107)         (5,146)         (2,497)
           Other-net                                          387           1,280          (5,469)            327
                                                     ------------    ------------    ------------    ------------

              Total Other Income (Expense)                  1,207           2,934          (4,356)          3,383
                                                     ------------    ------------    ------------    ------------

         Income before Provision for Income Taxes           3,766           4,275          38,492          13,714

         Provision for Income Taxes                           830           5,532          16,765           8,717
                                                     ------------    ------------    ------------    ------------

         Net Income (Loss)                           $      2,936    $     (1,257)   $     21,727    $      4,997
                                                     ============    ============    ============    ============

                          THE BABCOCK & WILCOX COMPANY
                              DEBTOR-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    September 30,    December 31,
                                                                        2001             2000
                                                                    -------------    ------------
                                                                     (Unaudited)
                                                                            (In thousands)
              Assets:
                Current Assets                                      $     547,149    $    553,937
                Property, Plant and Equipment                              75,996          80,459
                Products Liabilities Recoverable from Insurers          1,152,489       1,153,761
                Goodwill                                                   75,452          77,093
                Prepaid Pension Costs                                      19,444          20,369
                Other Assets                                              158,104         128,043
                                                                    -------------    ------------

              Total Assets                                          $   2,028,634    $  2,013,662
                                                                    =============    ============
              Liabilities:
                Current Liabilities                                 $     380,771    $    364,977
                Liabilities Subject to Compromise(1)                    1,443,301       1,456,313
                Accrued Postretirement Benefit Obligation                     773             566
                Other long-term liabilities                                14,805          18,589
              Stockholder's Equity:
                Common Stock                                                1,001           1,001
                Capital in Excess of Par Value                            134,737         134,733
                Retained Earnings                                          82,551          60,824
                Accumulated Other Comprehensive Loss                      (29,305)        (23,341)
                                                                    -------------    ------------

              Total Liabilities and Stockholder's Equity            $   2,028,634    $  2,013,662
                                                                    =============    ============

               (1)Liabilities subject to compromise
                  consist of the following:
                  Accounts payable                                  $       2,963    $      3,113
                  Provision for warranty                                   17,870          21,742
                  Other current liabilities                                21,890          25,302
                  Products liabilities                                  1,307,725       1,307,725
                  Accumulated postretirement benefit obligation            70,891          75,910
                  Other long-term liabilities                              21,962          22,521
                                                                    -------------    ------------
                                                                    $   1,443,301    $  1,456,313
                                                                    =============    ============

Liabilities subject to compromise include prepetition unsecured claims, which may be settled at amounts which differ from those recorded in the B&W condensed consolidated financial statements.

In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. At September 30, 2001, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $174,000,000 of which approximately $92,000,000 relates to bonds issued after February 21, 2000.

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

Following is our condensed Pro Forma Consolidated Statement of Loss, assuming the deconsolidation of B&W, for the nine months ended September 30, 2000:

Assumes deconsolidation as of the beginning of the period presented:

                                                                                  Nine Months
                                                                           Ended September 30, 2000
                                                                                  (Unaudited)
                                                                                (In thousands)
                  Revenues                                                       $  1,314,245
                  Operating Income                                               $      3,850
                  Income before Benefit from Income Taxes                        $      4,490
                  Net Loss                                                       $     (2,063)

                  Loss per Common Share:
                    Basic                                                        $      (0.03)
                    Diluted                                                      $      (0.03)

Liquidity

In September 2001, Moody's Investor Service lowered MI's credit rating from BA3 to B2. JRM's credit rating remained unchanged at BA3. Our rating by Standard & Poors remains unchanged at B. This downgrade by Moody's Investor Service has impacted our cost of capital and could impact our access to capital.

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

As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to stockholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the "Pre-Petition Inter-company Payables") and other creditors during the pendency of the bankruptcy case, without the Bankruptcy Court's approval.

Our two surety companies notified us in the first quarter of 2001 that they are no longer willing to issue bonds on our behalf. We obtain surety bonds in the ordinary course of business of several of our operations to secure contract bids and to meet the bonding requirements of various construction and other contracts with customers. We are currently canvassing the surety market to obtain additional bonding capacity. Since we received the notice from our surety companies, we have been satisfying most of our bonding requirements by letters of credit and enhanced contract terms and conditions. However, if we fail to obtain replacement bonding capacity, our ability to secure customer contracts and pursue additional projects in the future may be materially adversely affected.

As a result of the impact of the September 11, 2001, terrorist attacks on the insurance industry, our insurers have indicated that we will incur higher costs, higher deductibles and more restrictive terms and conditions as we renew our historical insurance coverages in the future. We expect to continue to maintain coverage that we consider adequate at rates that we consider economical. However, some previously insured risks may no longer be insurable or insurance to cover them will be available only at rates that we consider uneconomical. We do not expect this situation to impact our liquidity negatively for the foreseeable future.

MI's 9.375% notes with an aggregate principal amount of $225,000,000 are scheduled to mature on March 15, 2002. MI currently has insufficient cash and other liquid resources on hand to fund the repayment of its 9.375% notes. However, we have generated a significant amount of cash flow in the June and September 2001 quarters which gives us some confidence that our fourth quarter cash flow from operations will also be positive. We completed the sale of McDermott Engineers & Constructors (Canada) Ltd. on October 29, 2001, which generated additional cash that we may use to pay down debt (see Note 9 to the condensed consolidated financial statements). We are also exploring other alternatives including further asset sales, early bond redemptions and potential refinancing or extension of these notes. MI's ability to satisfy, extend or refinance these notes will be significantly influenced by the results of the litigation involving our corporate reorganization completed in the fiscal year ended March 31, 1999. If the action in this litigation is decided against us by the Bankruptcy Court, it could have a material adverse effect on MI's ability to satisfy, extend or refinance these notes.

MI owns substantial subsidiaries outside the B&W Chapter 11 filing, including BWXT, which comprises our Government Operations segment, and Hudson Products Corporation, which operates our heat exchanger business. BWXT and Hudson Products Corporation are defendants in the action brought in the Chapter 11 proceeding concerning our corporate reorganization completed in the fiscal year ended March 31, 1999, and our alternatives regarding these subsidiaries may be limited until, and depending upon, a resolution in our favor of the action seeking to void the transfers by B&W of the capital stock of BWXT and Hudson Products Corporation to BWICO (the parent of B&W) in connection with the reorganization. In addition, MI has a financial asset pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). For the 2001 year, MI would be entitled to $249,637,000 on the exercise of all of its rights under that agreement, which would generate a tax liability of $87,338,000. MI does not currently intend to exercise its right to sell under the Intercompany Agreement (although it may in the future elect to do so). Since MI is not expected to generate sufficient operating cash flow to repay the 9.375% notes at maturity, and if its extension or refinancing alternatives do not materialize, MI will have to consider exercising its rights under the Intercompany Agreement, selling all or a part of one or more of its operating subsidiaries, requesting a capital contribution or loan from MII or some combination of these and other alternatives. As a result, MI's inability to successfully refinance or repay these notes could have a material adverse impact on MII's liquidity, financial position and results of operations. MI's level of indebtedness and its lack of liquidity pose substantial risks to the holders of its debt securities and to its ability to continue as a going concern.

NOTE 9 -SUBSEQUENT EVENTS

On October 29, 2001, we sold McDermott Engineers & Constructors (Canada) Ltd. ("MECL") to a unit of Jacobs Engineering Group Inc. MECL provides engineering, construction and maintenance services to customers in a wide range of industries including upstream oil and gas, petroleum refining, petrochemicals and chemicals. The consolidated net assets of MECL included in our results at September 30, 2001 totaled approximately $25,000,000. MECL, which is included in our Industrial Operations segment, had revenues of approximately $452,000,000 and segment income of approximately $7,000,000 for the nine months ended September 30, 2001. We expect to record a gain on the sale of MECL. The cash proceeds will be used to pay down debt.

On October 17, 2001, our board of directors adopted a Stockholder Rights Plan and declared a dividend of one right to purchase preferred stock for each outstanding share of our common stock to stockholders of record at the close of business on November 1, 2001. Each right initially entitles the registered holder to purchase from us a fractional share consisting of one one-thousandth of a share of our Series D Participating Preferred Stock, par value $1.00 per share, at a purchase price of $35.00 per fractional share, subject to adjustment. The rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of our common stock (thereby becoming an "Acquiring Person") or the tenth business day after the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person (we refer to the earlier of those dates as the "Distribution Date"). The rights are attached to all certificates representing our currently outstanding common stock and will attach to all common stock certificates we issue prior to the Distribution Date. Until the Distribution Date, the rights will be evidenced by the certificates representing our common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each right, other than rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the rights' then current exercise price, shares of our common stock having a market value of two times the exercise price of the right. If, after there is an Acquiring Person, and we or a majority of our assets is acquired in certain transactions, each right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. At any time until ten days after a public announcement that the rights have been triggered, we will generally be entitled to redeem the rights for $.01 per right and to amend the rights in any manner other than to reduce the redemption price. Certain subsequent amendments are also permitted. Until a right is exercised, the holder thereof, as such, will have no rights to vote or receive dividends or any other rights of a stockholder. As adopted by our board of directors, the stockholder rights plan includes a provision that requires us to put the plan up for a vote at our 2002 annual meeting of stockholders. If the resolution in favor of the stockholder rights plan is defeated, the plan provides that the board of directors will redeem the rights or terminate the plan, except in the case of certain disclosed acquisition plans or proposals. If our stockholders approve the plan, it is scheduled to expire on the fifth anniversary of the date of its adoption.

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

In addition, various statements this Quarterly Report on Form 10-Q contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

     o social, political and economic situations in foreign countries where we do business specifically in the Middle East based upon the September 11, 2001 terrorist attacks;

     o  effects of asserted and unasserted claims;

     o  our ability to obtain surety bonds and letters of credit;

     o the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

     o our ability to maintain builder's risk, liability and property insurance in amounts we consider adequate at rates that we consider economical due to the impact of the September 11, 2001 terrorist attacks on the insurance industry.

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

The revenues of our Industrial Operations segment are affected by variations in the business cycles in its customers' industries and the overall economy. Legislative and regulatory issues such as environmental regulations and fluctuations in U.S. Government funding patterns also affect this segment. With the sale of MECL completed, we expect the 2001 operating activity of this segment to be below the level of 2000.

We expect a sequential decrease in earnings next quarter, due to seasonal weakness in JRM's marine business.

Effective February 22, 2000 and until B&W and its filing subsidiaries emerge from the Chapter 11 reorganization proceedings and the subsequent accounting is determined, we no longer consolidate B&W's and its subsidiaries' results of operations in our condensed consolidated financial statements and our investment in B&W is presented on the cost method. Through February 21, 2000, B&W's and its subsidiaries' results are included in our segment results under Power Generation Systems - B&W (see Note 5 to the condensed consolidated financial statements). B&W and its consolidated subsidiaries' pre-bankruptcy filing revenues of $155,774,000 and operating income of $9,410,000 are included in our consolidated financial results for the nine months ended September 30, 2000.

In general, each of our business segments is composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

Marine Construction Services

Revenues increased $100,854,000 to $262,776,000, primarily due to higher volumes in North American activities, including the deepwater markets of the Gulf of Mexico, and fabrication operations in the Eastern Hemisphere.

Segment operating income (loss) increased $26,723,000 from a loss of $9,142,000 to income of $17,581,000, primarily due to higher volumes and margins in North American activities and fabrication operations in the Eastern Hemisphere. Higher general and administrative expenses partially offset these increases.

Income from investees increased $1,619,000 to $4,762,000, primarily due to favorable contract closeout adjustments from our U.K. joint venture that was terminated in June 2001. Lower operating results in our SPARS joint venture partially offset this increase.

Government Operations

Revenues increased $22,526,000 to $118,475,000, primarily due to higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government.

Segment operating income decreased $4,361,000 to $3,814,000, primarily due to lower margins from nuclear fuel assemblies and reactor components for the U.S. Government and lower volumes and margins from management and operating contracts for U.S. Government-owned facilities.

Income from investees increased $1,627,000 to $6,110,000, primarily due to higher operating results from the start-up of our Pantex and Y-12 joint ventures. Lower operating results from a joint venture in Colorado partially offset these increases.

Industrial Operations

Revenues increased $77,046,000 to $198,007,000, primarily due to higher volumes from engineering, construction and plant maintenance activities in Canadian operations.

Segment operating income decreased $680,000 to $4,009,000, primarily due to lower margins from plant maintenance activities in Canadian operations and higher selling, general and administrative expenses. Higher volumes from engineering and construction activities in Canadian operations partially offset these decreases.

Power Generation Systems

Revenues decreased $2,770,000 to $12,059,000, primarily due to lower volumes from the fabrication of utility and industrial boilers. Higher volumes from after-market service activities partially offset these decreases.

Segment operating loss decreased $1,045,000 to $1,010,000, primarily due to lower selling, general and administrative expenses.

Income (loss) from investees increased $2,377,000 from a loss of $2,014,000 to income of $363,000, primarily due to charges to exit and impair certain foreign joint ventures in the prior year.

Corporate

Corporate expenses increased $6,302,000 from income of $4,294,000 to expense of $2,008,000, primarily due to lower income from our over-funded pension plans, legal and professional fees relating to the declaratory action with respect to the assets transferred out of B&W, higher insurance expenses and costs associated with the termination of our information technology arrangement with AT&T Solutions. Lower employee-related costs, including severance, lower net general and administrative expenses and legal fees related to claims in the prior year partially offset these increases.

Other Income Statement Items

Interest income decreased $1,502,000 to $5,056,000, primarily due to a decrease in investments.

Other-net included a loss of $4,000,000 related to the curtailment of a foreign pension plan and gains of approximately $3,300,000 on the sale of securities.

The provision for income taxes for the three months ended September 30, 2001 and 2000 reflected nondeductible amortization of goodwill of $4,502,000. The goodwill was created by the premium we paid on the acquisition of the minority interest in JRM in June 1999. The provision for income taxes for the three months ended September 30, 2001 included a tax benefit of $1,500,000, primarily related to favorable tax settlements in foreign jurisdictions and a provision for proposed IRS tax deficiencies. In addition, the income before provision for income taxes for the three months ended September 30, 2000 included losses and charges of $2,340,000 to exit certain foreign joint ventures which had no associated tax benefits. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

Marine Construction Services

Revenues decreased $12,094,000 to $602,605,000, primarily due to lower volume in offshore activities in the Far East relating to the West Natuna project. Higher volumes in North American activities, including the deepwater markets of the Gulf of Mexico, and in the Eastern Hemisphere fabrication operations partially offset this decrease.

Segment operating income (loss) increased $32,456,000 from a loss of $16,930,000 to income of $15,526,000, primarily due to higher volumes and margins in North American activities and in the Eastern Hemisphere fabrication operations. Lower volumes on the West Natuna project and higher general and administrative expenses partially offset these increases.

Income from investees increased $5,912,000 to $6,048,000, primarily due to favorable contract closeout adjustments from our U.K. joint venture that was terminated in June 2001. In addition, the prior year included higher losses associated with our U.K. joint venture.

Government Operations

Revenues increased $33,637,000 to $356,349,000, primarily due to higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government and commercial work. Lower volumes from management and operating contracts for U.S. Government-owned facilities and other government operations partially offset these increases.

Segment operating income decreased $7,230,000 to $22,813,000, primarily due to lower volume and margins from management and operating contracts for U.S. Government-owned facilities and higher general and administrative expenses. Higher volume and margins from commercial work partially offset these decreases.

Income from investees increased $9,106,000 to $16,868,000, primarily due to higher operating results from a joint venture in Idaho and the start-up of our Pantex and Y-12 joint ventures. Lower operating results from a joint venture in Colorado partially offset these increases.

Industrial Operations

Revenues increased $162,040,000 to $527,714,000, primarily due to higher volumes from engineering, construction and plant maintenance activities in Canadian operations and from air-cooled heat exchangers.

Power Generation Systems

Revenues increased $18,511,000 to $33,486,000, primarily due to the acquisition of Babcock & Wilcox Volund ApS, an international power generation operation in the prior year.

Income (loss) from investees increased $24,524,000 from a loss of $23,443,000 to income of $1,081,000, primarily due to charges to exit and impair certain foreign joint ventures in the prior year.

Corporate

Corporate expenses increased $15,296,000 from income of $5,106,000 to expense of $10,190,000, primarily due to lower income from our over-funded pension plans, legal and professional fees relating to the declaratory action with respect to the assets transferred out of B&W, higher insurance expenses, severance costs, and costs associated with the termination of our information technology arrangement with AT&T Solutions. A favorable insurance recovery and legal fees related to claims in the prior year partially offset these increases.

Other Income Statement Items

Interest income decreased $4,909,000 to $15,687,000, primarily due to a decrease in investments.

Other-net decreased $6,363,000 from income of $5,534,000 to a loss of $829,000, primarily due to foreign currency transaction losses in the current period as compared to gains in the prior period. In addition, a loss of $4,000,000 was recorded in the current period related to the curtailment of a foreign pension plan.

The provision for income taxes for the nine months ended September 30, 2001 and 2000 reflected non-deductible amortization of goodwill of $13,506,000. The goodwill was created by the premium we paid on the acquisition of the minority interest in JRM in June 1999. The provision for income taxes for the nine months ended September 30, 2000 also included a provision of $3,800,000 for B&W for the pre-filing period and a tax benefit of $1,400,000 from the use of certain tax attributes in a foreign joint venture. Also included are tax benefits primarily related to favorable tax settlements in foreign jurisdictions totaling approximately $5,215,000 and $5,500,000 for the nine months ended September 30, 2001 and 2000, respectively, and a provision for proposed IRS tax deficiencies in the nine months ended September 30, 2001. In addition, income before the provision for income taxes for the nine months ended September 30, 2000 included losses and charges of $23,940,000 to exit certain foreign joint ventures which had no associated tax benefits. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.


Backlog

                                            9/30/01      12/31/00
                                          -----------   -----------
                                                  (Unaudited)
                                                (In thousands)
Marine Construction Services              $ 1,530,167   $   541,647
Government Operations                         903,959     1,078,803
Industrial Operations                         363,519       396,429
Power Generation Systems                       56,859        48,631
                                          -----------   -----------
   TOTAL BACKLOG                          $ 2,854,504   $ 2,065,510
                                          ===========   ===========


Backlog for the Marine Construction Services segment increased primarily because of recent awards relating to new offshore construction projects in the Gulf of Mexico and the Eastern Hemisphere.

Backlog for our Industrial Operations segment included MECL backlog of approximately $329,000,000 at September 30, 2001.

At September 30, 2001, Government Operations' backlog with the U. S. Government was $821,654,000 (of which $33,608,000 had not been funded). However, we expect this segment's backlog to remain relatively constant since it is the sole source provider of nuclear fuel assemblies and nuclear reactor components for the U. S. Government.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, our cash and cash equivalents increased $6,023,000 to $90,643,000 and our total debt decreased $68,010,000 to $351,493,000, primarily due to a decrease in short-term borrowings of $66,286,000. During this period, our operating activities generated cash of $64,589,000 and we received cash of $963,491,000 from sales and maturities of investments and $3,002,000 from the sale of assets. We used cash of $929,393,000 for the purchase of investments and $27,644,000 for additions to property, plant and equipment.

At September 30, 2001 and December 31, 2000, we had available various uncommitted short-term lines of credit from banks totaling $14,873,000 and $12,819,000, respectively. Borrowings outstanding against these lines at September 30, 2001 were $216,000. There were no borrowings against these lines at December 31, 2000.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. There were no borrowings under this facility at September 30, 2001 or December 31, 2000. Letters of credit outstanding under this facility at September 30, 2001 totaled approximately $111,000,000. See Note 8 to the condensed consolidated financial statements for further information on the DIP Credit Facility.

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

The MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 to the borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit and may be used to reimburse issuers for drawings under certain outstanding letters of credit totaling $25,412,000 issued for the benefit of B&W and its subsidiaries. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $200,000,000. This facility is secured by a collateral account funded with various U.S. government securities with a marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings then outstanding. Borrowings against this facility at September 30, 2001 and December 31, 2000 were $29,600,000 and $10,000,000, respectively. Letters of credit against this facility outstanding at September 30, 2001 totaled approximately $61,000,000. Borrowings against this facility were $8,600,000 at November 1, 2001.

The JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200,000,000. The facility is subject to certain financial and non-financial covenants. Borrowings against this facility at December 31, 2000 were $50,000,000. There were no borrowings against this facility at September 30, 2001. Letters of credit outstanding against this facility at September 30, 2001 totaled approximately $62,000,000. There were no borrowings under this facility at November 1, 2001.

At September 30, 2001, we had total cash, cash equivalents and investments of $421,443,000. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of our investments at September 30, 2001 was $330,800,000. As of September 30, 2001, we had pledged approximately $45,912,000 fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements. In addition, approximately $210,413,000 fair value of these investments were pledged to secure the MII Credit Facility.

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

MI's 9.375% notes with an aggregate principal amount of $225,000,000 are scheduled to mature on March 15, 2002. MI currently has insufficient cash and other liquid resources on hand to fund the repayment of its

9.375% notes. However, we have generated a significant amount of cash flow in the June and September 2001 quarters which gives us some confidence that our fourth quarter cash flow from operations will also be positive. We completed the sale of McDermott Engineers & Constructors (Canada) Ltd. on October 29, 2001 which generated additional cash that we may use to pay down debt (see Note 9 to the condensed consolidated financial statements). We are also exploring other alternatives, including further asset sales, early bond redemptions and potential refinancing or extension of these notes. MI's ability to satisfy, extend or refinance these notes will be significantly influenced by the results of the litigation involving our corporate reorganization completed in the fiscal year ended March 31, 1999. If the action in this litigation is decided against us by the Bankruptcy Court, it could have a material adverse effect on MI's ability to satisfy, extend or refinance these notes.

MI owns substantial subsidiaries outside the B&W Chapter 11 filing, including BWXT, which comprises our Government Operations segment, and Hudson Products Corporation, which operates our heat exchanger business. BWXT and Hudson Products Corporation are defendants in the action brought in the Chapter 11 proceeding concerning our corporate reorganization completed in the fiscal year ended March 31, 1999, and our alternatives regarding these subsidiaries may be limited until, and depending upon, a resolution in our favor of the action seeking to void the transfers of B&W of the capital stock of BWXT and Hudson Products Corporation to BWICO (the parent of B&W) in connection with the reorganization. In addition, MI has a financial asset pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). For the 2001 year, MI would be entitled to $249,637,000 on the exercise of all of its rights under that agreement, which would generate a tax liability of $87,338,000. MI does not currently intend to exercise its right to sell under the Intercompany Agreement (although it may in the future elect to do so). Since MI is not expected to generate sufficient operating cash flow to repay the 9.375% notes at maturity, and if its extension or refinancing alternatives do not materialize, MI will have to consider exercising its rights under the Intercompany Agreement, selling all or a part of one or more of its operating subsidiaries, requesting a capital contribution or loan from MII or some combination of these and other alternatives. As a result, MI's inability to successfully refinance or repay these notes could have a material adverse impact on MII's liquidity, financial position and results of operations. MI's level of indebtedness and its lack of liquidity pose substantial risks to the holders of its debt securities and to its ability to continue as a going concern.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 2001, substantially all the net assets of MI were subject to those restrictions. At September 30, 2001, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $71,000,000.

Our two surety companies notified us in the first quarter of 2001 that they are no longer willing to issue bonds on our behalf. We obtain surety bonds in the ordinary course of business of several of our operations to secure contract bids and to meet the bonding requirements of various construction and other contracts with customers. We are currently canvassing the surety market to obtain additional bonding capacity. Since we received the notice from our surety companies, we have been satisfying most of our bonding requirements by letters of credit and enhanced contract terms and conditions. However, if we fail to obtain replacement bonding capacity, our ability to secure customer contracts and pursue additional projects in the future may be materially adversely affected.

As a result of the impact of the September 11, 2001, terrorist attacks on the insurance industry, our insurers have indicated that we will incur higher costs, higher deductibles and more restrictive terms and conditions as we renew our historical insurance coverages in the future. We expect to continue to maintain coverage that we consider adequate at rates that we consider economical. However, some previously insured risks may no longer be insurable or insurance to cover them will be available only at rates that we consider uneconomical. We do not expect this situation to impact our liquidity negatively for the foreseeable future.

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

As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to stockholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the "Pre-Petition Inter-company Payables") and other creditors during the pendency of the bankruptcy case, without the Bankruptcy Court's approval.

In September 2001, Moody's Investor Service lowered MI's credit rating form BA3 to B2. JRM's credit rating remained unchanged at BA3. Our rating by Standard & Poors remain unchanged at B. This downgrade by Moody's Investor Service has impacted our cost of capital and could impact our access to capital.

The Babcock & Wilcox Company

B&W and its subsidiaries conduct substantially all the operations of our Power Generation Systems segment. The amount of revenues we generate from our Power Generation Systems segment primarily depends on capital spending by customers in the electric power generation industry. In that industry, persistent economic growth in the United States has brought the supply of electricity into approximate balance with energy demand, except during periods of peak demand. In recent years, electric power producers have generally been meeting these peaks with new combustion turbines rather than new base-load capacity. In January 2001, the state of California began experiencing shortages of electricity during periods of peak demand. This has caused many power companies to re-examine their needs for new power plants and for improvements at existing power plants. Depending on the outcome of these studies, power companies may order new plants and may improve their existing plants. New U.S. emissions requirements have also prompted some customers to place orders for environmental equipment. Domestic demand for electrical power generation industry services and replacement nuclear steam generators continues at strong levels. The international markets remain unsettled. We currently expect the 2001 operating activity of this segment to be about the same as in 2000. In addition, the September 11, 2001 terrorist attacks have increased the risk associated with certain contracts in the Middle East.

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity (1) whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) and (2) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $186,966,000 as of September 30, 2001 is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable facts and circumstances at that time, including the terms of any plan of reorganization. See Note 8 to the condensed consolidated financial statements for B&W's financial information at September 30, 2001.

In the three months ended September 30, 2001:

       B&W's revenues increased $54,190,000 to $304,575,000, primarily due to higher volumes from the fabrication, repair and retrofit of existing facilities, nuclear services, fabrication and erection of fossil fuel steam and environmental control systems, replacement nuclear steam generators and replacement parts;

       B&W's operating income increased $1,218,000 to $2,559,000, primarily due to higher volumes and margins from the fabrication and erection of fossil fuel steam and environmental control systems and boiler cleaning equipment and higher volumes from nuclear services. Lower margins from the fabrication, repair and retrofit of existing facilities, replacement parts, and higher general and administrative expenses and reorganization expenses associated with the Chapter 11 filing partially offset these increases;

In the nine months ended September 30, 2001:

       B&W's revenues increased $205,152,000 to $1,026,350,000, primarily due to higher volumes from the fabrication and erection of fossil fuel steam and environmental control systems, fabrication, repair and retrofit of existing facilities, nuclear services, replacement nuclear steam generators, boiler cleaning equipment and replacement parts;

       B&W's operating income increased $32,517,000 to $42,848,000, primarily due to higher volumes and margins from the fabrication and erection of fossil fuel steam and environmental control systems which, in the prior year, included additional charges to substantially completed original equipment contracts still under warranty or in dispute resolution. In addition, B&W experienced higher volumes and margins from the fabrication, repair and retrofit of existing facilities and nuclear services. Higher general and administrative expenses and reorganization expenses associated with the Chapter 11 filing and lower operating results from a joint venture in Pennsylvania partially offset these increases;

       Interest expense increased $2,649,000 to $5,146,000, primarily due to an increase in expenses related to the DIP facility and the settlement of an ongoing state income tax dispute;

       Other-net expense increased $5,796,000 from income of $327,000 to expense of $5,469,000, primarily due to a loss on the sale of investment securities. In addition, B&W experienced higher income in the prior period from estimated future non-employee products liability asbestos claim recoveries.

B&W's backlog at September 30, 2001 and December 31, 2000 was $1,413,162,000 and $1,030,628,000, respectively.

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into the DIP Credit Facility with a group of lenders, with Citibank, N.A. as administrative agent, for a three-year term. The facility requires compliance with certain financial and non-financial covenants. See Note 8 to the condensed consolidated financial statements for further information on the DIP Credit Facility.

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries' operating activities and meet its debt and capital requirements for the foreseeable future. However, B&W's ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a rejection of B&W's plan of reorganization could change the liability amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment in B&W. See
Note 8 to the condensed consolidated financial statements for more information.

See Note 1 to the condensed consolidated financial statements for information on new accounting standards.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding ongoing investigations and litigation, see Note 4 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item. In addition, see Note 8 to the condensed consolidated financial statements included in this report regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000, which we incorporate by reference into this Item.

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

       (b) Adoption of Shareholder Rights Plan. On October 17, 2001, our board of directors adopted a stockholder rights plan and declared a dividend of one right to purchase preferred stock for each outstanding share of our common stock, par value $1.00 per share, to stockholders of record at the close of business on November 1, 2001. The rights will have antitakeover effects. They will cause substantial dilution to any person or group that attempts to acquire us without the approval of our board of directors. As a result, the overall effect of the rights may be to render more difficult or discourage any attempt to acquire us, even if that acquisition may be favorable to the interests of our stockholders. Because our board of directors can redeem the rights or approve a permitted offer under the plan, the rights should not interfere with a merger or other business combination the board of directors approves. We have issued the rights to protect our stockholders from coercive or abusive takeover tactics and to afford our board of directors more negotiating leverage in dealing with prospective acquirers. The rights are described in (1) Note 9 to the condensed consolidated financial statements included in this report and (2) the Form 8-K that we filed with the SEC on October 17, 2001.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 3.1* - McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of McDermott International, Inc.'s Form 10-K for the fiscal year ended March 31, 1996).

         Exhibit 3.2* - Amended and Restated By-Laws of McDermott International, Inc. (incorporated by reference to Exhibit 4.2 of McDermott International, Inc.'s Registration Statement on Form S-3 Reg. No. 333-69474).

         Exhibit 3.3 - Amended and Restated Certificate of Designation of Series D Participating Preferred Stock.

         Exhibit 4.1* - Rights Agreement dated as of October 17, 2001 between McDermott International, Inc. and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to McDermott International, Inc.'s Current Report on Form 8-K dated October 17,
         2001).


     (b) Reports on Form 8-K

         We did not file any reports on Form 8-K during the three months ended September 30, 2001.

----------

* Incorporated by reference to the filing indicated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    McDERMOTT INTERNATIONAL, INC.


                                    /s/ Bruce F. Longaker
                                    --------------------------------------------

                             By:    Bruce F. Longaker

                                    Executive Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer and Duly Authorized Representative)

November 2, 2001

                                  EXHIBIT INDEX


        Exhibit           Description

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

         3.3 Amended and Restated Certificate of Designation of Series D Participating Preferred Stock.

         4.1 Rights Agreement dated as of October 17, 2001 between McDermott International, Inc. and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to McDermott International, Inc.'s Current Report on Form 8-K dated October 17, 2001).