Form 10-K405
period 2001-12-31
MCDERMOTT INTERNATIONAL INC
filed 2002-03-27
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission File Number 1-8430

McDERMOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

REPUBLIC OF PANAMA	72-0593134

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1450 POYDRAS STREET NEW ORLEANS, LOUISIANA	70112-6050

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (504) 587-5400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock, $1.00 par value	New York Stock Exchange

Rights to Purchase Preferred Stock (Currently Traded with Common Stock)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $759,209,727 as of January 31, 2002.

The number of shares outstanding of the registrant’s common stock at January 31, 2002 was 61,957,155.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I
Items 1. and 2. BUSINESS AND PROPERTIES
A. GENERAL
B. MARINE CONSTRUCTION SERVICES
General
Foreign Operations
Raw Materials
Customers and Competition
Backlog
Factors Affecting Demand
C. GOVERNMENT OPERATIONS
General
Raw Materials
Customers and Competition
Backlog
Factors Affecting Demand
D. INDUSTRIAL OPERATIONS
General
Foreign Operations
Raw Materials
Customers and Competition
Backlog
Factors Affecting Demand
E. POWER GENERATION SYSTEMS
B&W Reorganization
General
Foreign Operations
Raw Materials
Customers and Competition
Backlog
Factors Affecting Demand
F. PATENTS AND LICENSES
G. RESEARCH AND DEVELOPMENT ACTIVITIES
H. INSURANCE
I. EMPLOYEES
J. GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS
K. RISK FACTORS
L. CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000
YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)
THE BABCOCK & WILCOX COMPANY
EFFECTS OF INFLATION AND CHANGING PRICES
LIQUIDITY AND CAPITAL RESOURCES
NEW ACCOUNTING STANDARDS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
EX-3.2 Amended and Restated By-Laws
EX-10.2 Intercompany Agreement
EX-10.13 2001 Directors & Officers Incentive Plan
EX-12.1 Computation of Ratio of Earnings
EX-21.1 Subsidiaries of the Registrant
EX-23.1 Consent of Independent Public Accountants
EX-99 Babcock & Wilcox Consolidated Financials

McDERMOTT INTERNATIONAL, INC.
INDEX – FORM 10-K

PART I

i

INDEX – FORM 10-K

ii

Statements we make in this Annual Report on Form 10-K which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Items 1 and 2 of Part I of this report.

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

A. GENERAL

McDermott International, Inc. (“MII”) was incorporated under the laws of the Republic of Panama in 1959 and is the parent company of the McDermott group of companies, which includes:

•	J. Ray McDermott, S.A. (“JRM”), a Panamanian subsidiary of MII, and its consolidated subsidiaries;

•	McDermott Incorporated (“MI”), a Delaware subsidiary of MII, and its consolidated subsidiaries;

•	Babcock & Wilcox Investment Company (“BWICO”), a Delaware subsidiary of MI, and its consolidated subsidiaries;

•	BWX Technologies, Inc. (“BWXT”), a Delaware subsidiary of BWICO, and its consolidated subsidiaries; and

•	The Babcock & Wilcox Company (“B&W”), an unconsolidated Delaware subsidiary of BWICO.

In this Annual Report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos liability. As of February 22, 2000, B&W’s operations have been subject to the jurisdiction of the Bankruptcy Court and, as a result, our access to cash flows of B&W and its subsidiaries is restricted. The B&W Chapter 11 proceedings require a significant amount of management’s attention, and they represent an uncertainty in the financial marketplace. See Section K for further information concerning the effects of the Chapter 11 filing.

Due to the bankruptcy filing, effective February 22, 2000, we no longer consolidate B&W’s financial results in our consolidated financial statements, and we present our investment in B&W on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Babcock & Wilcox Company and Note 20 to the consolidated financial statements for further information on B&W.

On August 3, 1999, our Board of Directors approved the change of our fiscal year from a year ending on March 31 to the new fiscal year end of December 31.

We operate in four business segments:

•	Marine Construction Services includes the results of operations of JRM and its subsidiaries, which supply worldwide services to customers in the offshore oil and gas exploration and production and hydrocarbon processing industries and to other marine construction companies. This segment’s principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and procurement activities. This segment also provides comprehensive project management services, feasibility studies, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms. This segment operates throughout the world in most major offshore oil and gas producing regions, including the Gulf of Mexico, the North Sea, West Africa, South America, the Middle East, India and the Far East.

•	Government Operations includes the results of operations of BWXT. This segment is the sole supplier of nuclear fuel assemblies and major nuclear reactor components for certain U.S. Government programs and provides services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”).

•	Industrial Operations includes the results of operations of Hudson Products Corporation (“HPC”) and McDermott Technology, Inc. (“MTI”). MTI performs research activities for our other segments and markets, negotiates and administers research and development contracts. HPC supplies air-cooled heat exchangers and other manufactured products for industrial process systems. This segment also includes, through its date of sale, the results of operations of McDermott Engineers & Constructors (Canada) Ltd. (“MECL”), a subsidiary through which we provided project management, conceptual and process design, front-end engineering and design, detailed engineering, procurement, construction management and contract maintenance services to customers in a wide range of industries. We sold MECL to a unit of Jacobs Engineering Group Inc. on October 29, 2001. We expect to sell our interest in HPC in 2002, although no specific agreement exists at this time.

•	Power Generation Systems includes the results of operations of our Power Generation Group, which is conducted primarily through B&W and its subsidiaries. This segment provides a variety of services, equipment and systems to generate steam and electric power at energy facilities worldwide. Due to B&W’s Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W’s and its subsidiaries’ results of operations in our consolidated financial statements. Through February 21, 2000, B&W’s and its subsidiaries’ results are reported as Power Generation Systems – B&W in the segment information that follows. See Note 20 to the consolidated financial statements for the consolidated results of B&W and its subsidiaries.

The following tables summarize our revenues and operating income for the years ended December 31, 2001, 2000 and 1999. See Note 17 to our consolidated financial statements for additional information with respect to our business segments and operations in different geographic areas.

	Year Ended
	December 31,

	2001	2000	1999

			(Unaudited)
	(In Millions)
REVENUES
Marine Construction Services	$848.5	$757.5	$737.3
Government Operations	472.4	431.3	398.5
Industrial Operations	601.7	504.0	488.5
Power Generation Systems – B&W	—	155.8	1,020.7
Power Generation Systems	47.8	33.8	0.3
Eliminations	(0.6)	(4.6)	(4.9)

	$1,969.8	$1,877.8	$2,640.4

	Year Ended
	December 31,

	2001	2000	1999

			(Unaudited)
	(In Millions)
OPERATING INCOME:
Segment Operating Income (Loss):
Marine Construction Services	$14.5	$(33.6)	$43.4
Government Operations	31.9	34.9	48.2
Industrial Operations	12.3	12.3	13.1
Power Generation Systems – B&W	—	7.2	30.6
Power Generation Systems	(3.6)	(7.8)	(0.9)

	$55.1	$13.0	$134.4

Gain (Loss) on Asset Disposals and Impairments – Net:
Marine Construction Services	$(3.6)	$(1.0)	$(21.9)
Government Operations	(0.1)	—	(0.9)
Industrial Operations	—	(1.2)	(0.5)
Power Generation Systems – B&W	—	—	2.1
Power Generation Systems	—	—	1.0

	$(3.7)	$(2.2)	$(20.2)

Income (Loss) from Investees:
Marine Construction Services	$10.4	$2.9	$(9.9)
Government Operations	23.0	11.1	6.6
Industrial Operations	0.3	0.1	(2.0)
Power Generation Systems – B&W	—	0.8	3.5
Power Generation Systems	0.6	(24.6)	(15.1)

	$34.3	$(9.7)	$(16.9)

Corporate	(5.1)	8.0	(30.1)

	$80.6	$9.1	$67.2

See Note 17 to the consolidated financial statements for further information on Corporate.

B. MARINE CONSTRUCTION SERVICES

General

In January 1995, we organized JRM and contributed substantially all of our marine construction services business to it. JRM then acquired Offshore Pipelines, Inc. (“OPI”) in a merger transaction. Prior to the merger with OPI, JRM was a wholly owned subsidiary of MII; as a result of the merger, JRM became a majority-owned subsidiary of MII. In June 1999, MII acquired all of the publicly held shares of JRM common stock.

The Marine Construction Services segment’s business involves the basic and detailed design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems and procurement activities. This segment also provides comprehensive project management services, feasibility studies, procurement activities, and removal, salvage and refurbishment services for offshore fixed platforms. This segment operates throughout the world in most major offshore oil and gas producing regions, including the Gulf of Mexico, the North Sea, West Africa, South America, the Middle East, India and the Far East.

At December 31, 2001, JRM owned or operated five fabrication facilities throughout the world. Its principal domestic fabrication yard and offshore base is located on 1,114 leased acres of land near Morgan City, Louisiana. It also owns or operates fabrication facilities in the following locations: near Corpus Christi, Texas; near Inverness, Scotland; in Indonesia on Batam Island; and in Jebel Ali, U.A.E. JRM also owns and operates, through a 95% interest in a consolidated subsidiary, a ship repair yard in Veracruz, Mexico, which is also used as a fabrication facility.

JRM’s fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment, most of which is movable. JRM can fabricate a full range of offshore structures, from conventional jacket-type fixed platforms to deepwater platform configurations employing compliant-tower, tension leg, floating production platform and spar technology. JRM also fabricates platform deck structures and modular components, including complete production processing systems, hydrocarbon separation and treatment systems, pressure and flow control systems and personnel quarters.

Expiration dates, including renewal options, of leases covering land for JRM’s fabrication yards at December 31, 2001, were as follows:

Morgan City, Louisiana	Years 2004-2048
Jebel Ali, U.A.E	Year 2005
Batam Island, Indonesia	Year 2008

JRM owns a large fleet of marine equipment used in major offshore construction. The nucleus of a “construction spread” is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. At December 31, 2001, JRM owned or, through ownership interests in joint ventures, had interests in four derrick vessels, one pipelaying vessel and nine combination derrick-pipelaying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 800 to 5,000 tons. These vessels range in length from 400 to 698 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional gear. JRM’s largest vessel is the semi-submersible derrick barge 101.

JRM owns or leases a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of its major marine construction vessels.

JRM participates in joint ventures involving operations in foreign countries that require majority ownership by local interests. Through a subsidiary, JRM also participated in an equally owned joint venture with the Brown & Root Energy Services unit of Halliburton Company (“Brown & Root”), which was formed in February 1995 to combine the operations of JRM’s Inverness and Brown & Root’s Nigg fabrication facilities in Scotland. This joint venture was terminated effective June 30, 2001. In addition, JRM owns a 49% interest in Construcciones Maritimas Mexicanas, S.A. de C.V., a Mexican joint venture, which provides marine installation services in the Gulf of Mexico. We account for these joint ventures using the equity method.

Foreign Operations

JRM’s revenues, net of intersegment revenues, segment income derived from operations located outside of the United States, and the approximate percentages to our total consolidated revenues and total consolidated segment income, respectively, follow:

	Revenues		Segment Income

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Year ended December 31, 2001	$327,604	17%	$8,801	10%
Year ended December 31, 2000	$494,689	26%	$5,865	544%
Nine-month period ended December 31, 1999	$182,120	10%	$(18,724)	—

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

Customers and Competition

Our Marine Construction Services segment’s principal customers are oil and gas companies, including several foreign government-owned companies. These customers contract with JRM for the design, engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. Contracts are usually awarded on a competitive-bid basis. A number of companies compete effectively with JRM and its joint ventures in each of the separate marine construction phases in various parts of the world. These competitors include Coflexip Stena Offshore, Ltd., Gulf Island Fabrication, Inc., Hyundai Heavy Industries, Stolt Offshore S.A., Global Industries Ltd., Saipem S.p.A. and Heerema Offshore Construction Group, Inc.

Our Marine Construction Services segment performs a substantial number of projects on a fixed-price basis. This segment attempts to cover increased costs of anticipated changes in labor, material and service costs of our long-term contracts, either through an estimation of such changes, which is reflected in the original price, or through price escalation clauses. Despite these attempts, however, the revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of changes in job conditions and variations in labor and equipment productivity over the term of the contract. Our Marine Construction Services segment may experience reduced profitability or losses on projects as a result of these variations and the risks inherent in the marine construction industry.

Backlog

At December 31, 2001 and 2000, our Marine Construction Services segment’s backlog amounted to $1,800,491,000 and $541,647,000, respectively. This represents approximately 62% and 26%, respectively, of our total consolidated backlog. Of the December 31, 2001 backlog, we expect to recognize approximately $994,997,000 in revenues in 2002, $733,571,000 in 2003 and $71,923,000 in 2004.

JRM has historically performed work on a fixed-price, cost-plus or day-rate basis or a combination thereof. More recently, certain contracts have introduced a risk-and-reward element wherein a portion of total compensation is tied to the overall performance of the partners in an alliance. Most of JRM’s long-term contracts have provisions for progress payments.

During the year ended December 31, 2001, our Marine Construction Services segment was awarded the following contracts, among others:

•	a contract for approximately $382,000,000 from British Petroleum to fabricate deepwater projects in the Gulf of Mexico;

•	two contracts totaling approximately $320,000,000 for Azerbaijan International Operating Company to fabricate, assemble, hook-up and commission an integrated deck and install four pipelines for a compressor and water injection platform;

•	a contract for approximately $200,000,000 for Dominion Exploration & Production, Inc. to engineer, procure, fabricate and install a spar platform in the Gulf of Mexico;

•	a contract for approximately $200,000,000 for Murphy Oil Corporation to engineer, procure, fabricate and install a spar offshore production facility in the deepwater Gulf of Mexico;

•	contracts for approximately $160,000,000 for subsidiaries of TotalFinaElf S.A. to engineer, procure, fabricate and install two production platforms and install offshore flowlines; and

•	a contract for approximately $156,000,000 for Pertamina and its construction-sharing contractor, Conoco Indonesia Inc. Limited, to design, procure, fabricate and install two wellhead platforms and install related subsea pipelines in the South China Sea.

Factors Affecting Demand

Our Marine Construction Services segment’s activity depends mainly on the capital expenditures of oil and gas companies and foreign governments for developmental construction. Numerous factors influence these expenditures, including:

•	oil and gas prices, along with expectations about future prices;

•	the cost of exploring for, producing and delivering oil and gas;

•	the terms and conditions of offshore leases;

•	the discovery rates of new oil and gas reserves in offshore areas;

•	the ability of businesses in the oil and gas industry to raise capital; and

•	local and international political and economic conditions.

See Section K for further information on factors affecting demand.

C. GOVERNMENT OPERATIONS

General

Our Government Operations segment provides nuclear fuel assemblies, nuclear reactor components and other equipment and services to the U.S. Government. It is also proceeding with new government projects and is exploring new programs that require the technological capabilities it has developed as a government contractor. Examples of these activities include environmental restoration services and the management of government-owned facilities, primarily within the nuclear weapons complex of the DOE.

This segment’s principal plants are located in Lynchburg, Virginia and Barberton, Ohio. BWXT conducts substantially all the operations of the Government Operations segment.

Raw Materials

Our Government Operations segment does not depend on a single source of supply for any significant raw materials, except for uranium, which the U.S. Government owns and provides to us for use in the nuclear fuel assemblies we supply to the U.S. Government.

Customers and Competition

Our Government Operations’ segment is the sole supplier of all nuclear fuel assemblies and major nuclear reactor components for certain U.S. Government programs. There are a limited number of suppliers of small nuclear components, with one of our subsidiaries, BWXT, being the largest based on revenues. Through the operations of this segment, we are also involved along with other companies in the operation of:

•	the Idaho National Engineering and Environmental Laboratory near Idaho Falls, Idaho;

•	the Rocky Flats Environmental Technology Site near Boulder, Colorado;

•	the Savannah River Site in Aiken, South Carolina;

•	the Strategic Petroleum Reserve in and around New Orleans, Louisiana;

•	the Pantex Site in Amarillo, Texas; and

•	the Oak Ridge National Lab Site (the “Y-12” facility) in Oak Ridge, Tennessee.

All of these contracts are subject to annual funding determinations by the U.S. Government.

The U.S. Government accounted for approximately 23%, 22% and 16% of our total consolidated revenues for the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively, including 17%, 16% and 11%, respectively, related to nuclear fuel assemblies and reactor components.

Backlog

At December 31, 2001 and 2000, our Government Operations segment’s backlog amounted to $1,008,357,000 and $1,078,803,000, or approximately 35% and 52%, respectively, of our total consolidated backlog. Of the December 31, 2001 backlog in this segment, we expect to recognize revenues of approximately $404,010,000 in 2002, $285,351,000 in 2003 and $318,996,000 thereafter, of which we expect to recognize approximately 99% in 2004 through 2006. At December 31, 2001, this segment’s backlog with the U.S. Government was $953,298,000 (of which $34,607,000 had not yet been funded), or approximately 33% of our total consolidated backlog. The December 31, 2001 U.S. Government backlog includes only the current year funding for the DOE’s Mound Site in Miamisburg, Ohio. During the year ended December 31, 2001, the U.S. Government awarded this segment new orders of approximately $270,000,000.

Factors Affecting Demand

This segment’s operations are generally capital intensive. This segment may be impacted by U.S. Government budget restraints.

The demand for nuclear fuel assemblies and reactor components for the U.S. Government comprises a substantial portion of this segment’s backlog. We expect that orders for nuclear fuel assemblies and nuclear reactor components will continue to be an increasing part of backlog for the foreseeable future.

On February 22, 2002, the DOE announced that it will seek bids for a new contract it intends to award for the accelerated remediation and cleanup of the Mound Site. BWXT intends to respond to the DOE’s Request for Proposal.

See Section K for further information on factors affecting demand.

D. INDUSTRIAL OPERATIONS

General

Our Industrial Operations segment includes the results of our engineering and construction operations, HPC and MTI.

On October 29, 2001, we sold MECL to a unit of Jacobs Engineering Group Inc. MECL had revenues of approximately $507,223,000 and segment income of approximately $9,984,000 through the date of the sale. We recognized a gain of approximately $28,000,000 on the sale.

HPC’s principal plant is located near Houston, Texas. One of HPC’s unconsolidated affiliates has a plant in Monterrey, Mexico, which manufactures axial flow fans and structural components for air-cooled heat exchangers. We expect to sell our interest in HPC in 2002, although no specific agreement exists at this time. MTI’s research and development facilities are located in Alliance, Ohio and Lynchburg, Virginia.

Foreign Operations

Our Industrial Operations segment’s revenues, net of intersegment revenues, segment income derived from operations located outside of the United States, and the approximate percentages to our total consolidated revenues and total consolidated segment income, respectively, follow:

	Revenues		Segment Income

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Year ended December 31, 2001	$507,223	26%	$10,063	12%
Year ended December 31, 2000	$425,980	23%	$9,715	902%
Nine-month period ended December 31, 1999	$309,175	16%	$6,562	7%

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

Customers and Competition

Our Industrial Operations segment’s principal customers include oil and natural gas producers, the electric power generation industry, petrochemical and chemical processing companies, state and federal government agencies and nonprofit utility groups.

Our customers typically award equipment orders for items such as air-cooled heat exchangers after soliciting competitive bids. In both the U.S. and international markets, this segment competes with a number of domestic and foreign-based companies specializing in air-cooled heat exchanger equipment.

Backlog

At December 31, 2001 and 2000, our Industrial Operations segment’s backlog amounted to $39,264,000 and $396,429,000, or approximately 1% and 19%, respectively, of our total consolidated backlog. Of the December 31, 2001 backlog, we expect that we will recognize approximately $33,194,000 in revenues in 2002, $4,000,000 in 2003 and $2,070,000 thereafter.

Factors Affecting Demand

The equipment and services we provide through our Industrial Operations segment are somewhat capital intensive, and the demand for such equipment and services is affected by variations in the business cycles of this segment’s customers’ industries and in the overall economies in their geographic regions. Variations in business cycles are affected by, among other things, the price of oil. Legislative and regulatory issues, such as environmental regulation and fluctuations in U.S. Government funding patterns, also affect the customers of our Industrial Operations segment. Seasonal plant outages, business cycles and economic conditions cause variations in availability of funds for investment and maintenance at customers’ facilities.

See Section K for further information on factors affecting demand.

E. POWER GENERATION SYSTEMS

B&W Reorganization

B&W and its subsidiaries conduct most of the operations of our Power Generation Systems segment. On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Due to the Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W’s financial results in our consolidated financial statements. For additional information concerning these developments, see Notes 1 and 20 to the consolidated financial statements.

General

Our Power Generation Systems segment:

•	provides engineered-to-order services, products and systems for energy conversion worldwide and related industrial equipment, such as burners, pulverizer mills, soot blowers and ash handlers;

•	manufactures heavy-pressure equipment for energy conversion, such as boilers fueled by coal, oil, bitumen, natural gas, solid municipal waste, biomass and other fuels;

•	fabricates steam generators for nuclear power plants;

•	designs and supplies environmental control systems, including both wet and dry scrubbers for flue gas desulfurization, modules for selective catalytic reduction of nitrogen oxides and electrostatic precipitators and similar devices;

•	supports operating plants with a wide variety of services, including the installation of new systems and replacement parts, engineering upgrades, construction, maintenance and field technical services such as condition assessments;

•	provides inventory services to help customers respond quickly to plant interruptions and assist construction crews in maintaining and repairing operating equipment; and

•	provides power through cogeneration, refuse-fueled power plants, and other independent power-producing facilities and participates in this market as a contractor for engineer-procure-construct services, as an equipment supplier, as an operations and maintenance contractor and as an owner.

Our Power Generation Systems segment’s principal manufacturing plants are located in West Point, Mississippi; Esjberg, Denmark; Lancaster, Ohio; and Cambridge, Ontario, Canada. B&W owns each of these plants. This segment also operates an independent power facility located in Ebensburg, Pennsylvania. This segment’s equity investees’ foreign plants are located in Beijing, China; Batam Island, Indonesia; and Pune, India.

Foreign Operations

Our Power Generation Systems segment’s revenues, net of intersegment revenues, segment income derived from operations located outside of the United States, and the approximate percentages to our total consolidated revenues and total consolidated segment income, respectively, follow:

	Revenues		Segment Income

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Year ended December 31, 2001	$47,778	2%	$(3,051)	—
Year ended December 31, 2000	$48,593	3%	$(32,995)	—
Nine-month period ended December 31, 1999	$154,324	8%	$30,150	33%

This segment engineers and builds products for installation at its United States, Canadian and Denmark facilities, as well as at the facilities of this segment’s equity investees in China, Indonesia and India.

Raw Materials

Our Power Generation Systems segment uses raw materials such as carbon and alloy steels in various forms, including plates, forgings, structurals, bars, sheets, strips, heavy wall pipes and tubes. We also purchase many components and accessories for assembly. We generally purchase these raw materials and components as needed for individual contracts. Although shortages of some raw materials have existed from time to time, no serious shortage exists at the present time. This segment does not depend on a single source of supply for any significant raw materials.

Customers and Competition

Our Power Generation Systems segment’s principal customers are government- and investor-owned utilities and independent power producers, businesses in various process industries, such as pulp and paper mills, petrochemical plants, oil refineries and steel mills, and other steam-using businesses and institutions. The electric power generation industry accounted for approximately 14%, 9% and 33% of our total revenues for the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively.

Customers normally purchase services, equipment or systems from our Power Generation Systems segment after an extensive evaluation process based on competitive bids. We generally submit proposals based on the estimated cost of each job.

In this segment we primarily compete with:

•	a number of domestic and foreign-based companies specializing in steam-generating systems, equipment and services, including Ahlstom S.A., Mitsui Babcock Energy Limited, Babcock Borsig, Foster Wheeler Corporation and Kvaerner ASA;

•	a number of additional companies in the markets for environmental control equipment and related specialized industrial equipment and in the independent power-producing business; and

•	other suppliers of steam systems for replacement parts, repair and alteration and other services required to backfit and maintain existing systems.

Backlog

At December 31, 2001 and 2000, the backlog in our Power Generation Systems segment amounted to $49,970,000 and $48,631,000, or approximately 2% of our total consolidated backlog in both years. Of the December 31, 2001 backlog, we expect to recognize approximately $47,210,000 in revenues in 2002 and $2,760,000 in 2003.

If, in our management’s judgment, it becomes doubtful whether contracts will proceed, we adjust our backlog accordingly. If contracts are deferred or cancelled, we are usually entitled to a financial settlement related to the individual circumstances of the contract. We typically perform operations and maintenance contracts over an extended period. As a result, we include an estimate of the revenues from those contracts in our backlog.

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

Factors Affecting Demand

The activity of this segment depends mainly on the capital expenditures of electric power generating companies, paper companies and other steam-using industries. Several factors influence these expenditures:

•	prices for electricity and paper, along with the cost of production and distribution;

•	demand for electricity, paper and other end products of steam-generating facilities;

•	availability of other sources of electricity, paper or other end products;

•	requirements for environmental improvements;

•	level of capacity utilization at operating power plants, paper mills and other steam-using facilities;

•	requirements for maintenance and upkeep at operating power plants and paper mills to combat the accumulated effects of wear and tear;

•	ability of electric generating companies and other steam users to raise capital; and

•	relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.

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

The economy of the U.S. slowed down in late 2001, easing demand for electricity and for new generating capacity. The slowdown also resulted in a slowing of inquiries for new power plants and for plant upgrades. However, electric utilities have continued to invest in maintenance, upkeep and environmental improvements at their power plants. This demand led to increased service and environmental work for our Power Generation Systems segment. During the nine-month period ended December 31, 1999, the U.S. Environmental Protection Agency sued several of this segment’s customers over the proper classification of this maintenance, upkeep and environmental improvement. Depending on the course of this litigation, this segment’s U.S. customers may be required to reduce their investment in maintenance, upkeep and environmental improvements at their operating power plants, which may have a negative effect on this segment’s financial results.

This segment’s systems, products and services are capital intensive. As such, customer demand is heavily affected by the variations in their business cycles and by the overall economies of their countries. Availability of funds to this segment’s customers for project financing, investment and maintenance varies with the conditions of their domestic businesses.

See Section K for further information on factors affecting demand.

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

G. RESEARCH AND DEVELOPMENT ACTIVITIES

We conduct our principal research and development activities at our research centers in Alliance, Ohio and Lynchburg, Virginia. We also conduct development activities at our various manufacturing plants and engineering and design offices. Our research and development activities cost approximately $58,523,000, $50,586,000 and $35,534,000 in the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Of our total research and development expenses, our customers paid for approximately $46,635,000, $34,838,000 and $18,487,000 in the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively. Our research and development activities are related to developing and improving new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. We constructed a clean environment development facility several years ago in Alliance, Ohio in response to present and future emission pollution standards in the U.S. and worldwide. At December 31, 2001, we had approximately 224 employees engaged full time in research and development activities.

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

Our insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of our utility customers. To protect against liability for damage to a customer’s property, we obtain waivers of subrogation from the customer and its insurer and are usually named as an additional insured under the utility customer’s nuclear property policy. To protect against liability from claims brought by third parties, we are insured under the utility customer’s nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities.

Although we do not own or operate any nuclear reactors, we have coverage under commercially available nuclear liability and property insurance for three of our four locations that are licensed to possess special nuclear materials. The fourth location operates primarily as a conventional research center. This facility is licensed to possess special nuclear material and has a small and limited amount of special nuclear material on the premises. Two of our four facilities are located at MTI’s Lynchburg, Virginia site. These facilities are insured under a nuclear liability policy that also insures the facility of Framatome Cogema Fuel Company (“FCFC”), formerly B&W Fuel Company, which we sold during the fiscal year ended

March 31, 1993. All three licensed facilities share the same nuclear liability insurance limit, as the commercial insurer would not allow FCFC to obtain a separate nuclear liability insurance policy. Due to the type or quantity of nuclear material present under contract with the U.S. Government, the two facilities in Lynchburg have statutory indemnity and limitation of liability under the Price-Anderson Act. In addition, our contracts to manufacture and supply nuclear fuel or nuclear components to the U.S. Government contain statutory indemnity clauses under which the U.S. Government has assumed the risks of public liability claims related to nuclear incidents.

JRM’s offshore construction business is subject to the usual risks of operations at sea. JRM has additional exposure because it uses expensive construction equipment, sometimes under extreme weather conditions, often in remote areas of the world. In many cases, JRM also operates on or in proximity to existing offshore facilities. These facilities are subject to damage that could result in the escape of oil and gas into the sea.

As a result of the asbestos contained in commercial boilers that B&W sold in prior decades, B&W is subject to a substantial volume of nonemployee liability claims asserting asbestos-related injuries. The vast majority of these claims relate to exposure to asbestos occurring prior to 1977, the year in which the U.S. Occupational Safety and Health Administration adopted new regulations that impose liability on employers for, among other things, job-site exposure to asbestos.

B&W received its first asbestos claims in 1983. Initially, B&W’s primary insurance carrier, a unit of Travelers Group, handled the claims. B&W exhausted the limits of its primary products liability insurance coverage in 1989. Prior to its Chapter 11 filing, B&W had been handling the claims under a claims-handling program funded primarily by reimbursements from its excess-coverage insurance carriers. B&W’s excess coverage available for asbestos-related products liability claims runs from 1949 through March 1986. This coverage has been provided by a total of 136 insurance companies. B&W obtained varying amounts of excess-coverage insurance for each year within that period, and within each year there are typically several increments of coverage. For each of those increments, a syndicate of insurance companies has provided the coverage.

B&W had agreements with the majority of its excess-coverage insurers concerning the method of allocating products liability asbestos claim payments to the years of coverage under the applicable policies. We have reflected our estimates of B&W’s liability and its related products liability insurance recoveries as accruals in its financial statements which were in our consolidated results through February 21, 2000. See Note 20 to the consolidated financial statements regarding B&W’s Chapter 11 filing and liability for non-employee asbestos claims.

We have several wholly owned insurance subsidiaries that provide general and automotive liability, builders’ risk within certain limits, marine hull and workers’ compensation insurance to our companies. These insurance subsidiaries have not provided significant amounts of insurance to unrelated parties. These captive insurers provide certain coverages for our subsidiary entities and related coverages. Claims as result of our operations, or arising in the B&W Chapter 11 proceedings could adversely impact the ability of these captive insurers to respond to all claims presented, although we believe such a result is unlikely.

BWXT, through two of its dedicated limited liability companies, has long-term management and operating agreements with the U.S. Government for the Pantex and Y-12 facilities. Most insurable liabilities arising from these sites are not protected in our corporate insurance program but rely on government contractual agreements and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims, and we expect it to continue this process during our administrations of these two facilities. However, it should be noted that, in most situations, the U. S. Government is not contractually obligated to pay under a formal indemnification agreement.

As a result of the impact of the September 11, 2001, terrorist attacks on the insurance industry, our insurers have indicated that we will incur higher costs, higher deductibles and more restrictive terms and conditions as we renew our historical insurance coverages in the future. Specifically, several of our insurance programs, including property, onshore builder’s risk and others, now contain exclusions that were not previously applicable, including war and acts of terrorism. We expect to continue to maintain coverage that we consider adequate at rates that we consider economical.

However, some previously insured risks may no longer be insurable or insurance to cover them will be available only at rates that we consider uneconomical.

I. EMPLOYEES

At December 31, 2001, we employed approximately 13,300 persons compared with 11,800 at December 31, 2000. Approximately 4,700 of our employees were members of labor unions at December 31, 2001, compared with approximately 2,700 at December 31, 2000. Many of our operations operate under union contracts, which we customarily renew periodically.

Currently, we consider our relationship with our employees to be satisfactory.

J. GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

A wide range of federal, state, local and foreign laws, ordinances and regulations apply to our operations, including those relating to:

•	constructing and equipping electric power and other industrial facilities;

•	possessing and processing special nuclear materials;

•	workplace health and safety; and

•	protecting the environment.

We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.

Our operations are subject to the existing and evolving legal and regulatory standards relating to the environment. These standards include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and similar laws that provide for responses to and liability for releases of hazardous substances into the environment. These standards also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and waste, and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. We believe that our facilities are in substantial compliance with current regulatory standards.

Our compliance with U.S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $71,000 in the year ended December 31, 2001. We expect to spend another $762,000 on such capital expenditures over the next five years. Complying with existing environmental regulations resulted in pretax charges of approximately $12,730,000 in the year ended December 31, 2001. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly.

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

Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W’s nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the

“Parks Facilities”) and B&W proceeded to decommission the facilities in accordance with its existing license from the Nuclear Regulatory Commission (the“NRC”). B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2003. BWXT expects to request approval from the NRC to release the site for unrestricted use at that time. At December 31, 2001, the remaining provision for the decontamination, decommissioning and closing of these facilities was $3,593,000. For a discussion of certain civil litigation we are involved in concerning the Parks Facilities, see Item 3.

The Department of Environmental Protection of the Commonwealth of Pennsylvania (“PADEP”) advised B&W in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought related to potential groundwater contamination resulting from previous operations at the facilities. BWXT now owns these facilities. PADEP has advised BWXT that it does not intend to assess any monetary sanctions, provided that BWXT continues its remediation program for the Parks Facilities.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.

The NRC’s decommissioning regulations require BWXT and MTI to provide financial assurance that they will be able to pay the expected cost of decommissioning their facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance aggregating $29,931,000 during the year ending December 31, 2002 by issuing letters of credit for the ultimate decommissioning of all their licensed facilities, except one. This facility, which represents the largest portion of BWXT’s eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the DOE.

An agreement between the NRC and the State of Ohio to transfer regulatory authority for MTI’s NRC licenses for byproduct and source nuclear material was finalized in December 1999. In conjunction with the transfer of this regulatory authority and upon notification by the NRC, MTI issued decommissioning financial assurance instruments naming the State of Ohio as the beneficiary.

At December 31, 2001 and 2000, we had total environmental reserves (including provisions for the facilities discussed above) of $21,169,000 and $16,456,000, respectively. Of our total environmental reserves at December 31, 2001 and 2000, $6,085,000 and $6,162,000, respectively, were included in current liabilities. Our estimated recoveries of these costs totaling $3,154,000 and $1,527,000, respectively, are included in accounts receivable – other in our consolidated balance sheet at December 31, 2001 and 2000. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

K. RISK FACTORS

If B&W is unable to continue as a going concern, we will not be able to recover all of our investment in B&W, our financial condition and results of operations will be materially and adversely affected and the trading values of our securities will likely decline.

B&W’s ability to continue as a going concern depends on its ability to resolve its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds. At the time of the bankruptcy filing, our estimate of the liability of B&W and its subsidiaries for pending and estimated future nonemployee products liability asbestos claims was $1,307,583,000, and our estimate of the related insurance recoveries was $1,153,619,000. This is the amount we have proposed in the reorganization plan to settle all of B&W’s asbestos liability. We believe that the asbestos claims substantially detract from the actual and perceived value of our company. Therefore, we believe an early, overall settlement of these anticipated claims would be advantageous to our company. However, an agreed or litigated settlement, or the final decision by the Bankruptcy Court, could result in the ultimate liability exceeding amounts recorded as of December 31, 2001. The asbestos claims and the B&W

Chapter 11 proceedings require a significant amount of management’s attention, and they represent an uncertainty in the financial marketplace. Until the uncertainty is resolved, we may be unable to deliver to our shareholders the maximum value potentially available to them through our operations and businesses, taken as a whole. There is no assurance that B&W’s proposed plan of reorganization, or any amendment thereto, will be approved by the Bankruptcy Court.

There are a number of issues and matters to be resolved before the ultimate outcome of the B&W Chapter 11 proceedings can be determined, including, among others, the following:

•	the ultimate asbestos liability of B&W and its subsidiaries;

•	the outcome of negotiations with the asbestos claimants committee, the future claimants representative and other participants in the Chapter 11, concerning, among other things, the size and structure of a trust to satisfy the asbestos liability and the means for funding that trust;

•	the outcome of negotiations with our insurers as to additional amounts of coverage available to B&W and its subsidiaries and as to the participation of those insurers in a plan to fund a settlement trust;

•	the Bankruptcy Court’s decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings, including the Court’s periodic determinations as to whether to extend the existing preliminary injunction that prohibits asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII;

•	the possible need for an extension of the three-year term of the $300,000,000 debtor-in-possession revolving credit and letter of credit facility (the “DIP Credit Facility”), which is scheduled to expire in February 2003, to accommodate the issuance of letters of credit expiring after that date in connection with new construction and other contracts on which B&W intends to bid;

•	the continued ability of our insurers to reimburse B&W and its subsidiaries for payments made to asbestos claimants; and

•	the ultimate resolution of the ruling issued on February 8, 2002 by the Bankruptcy Court (the “Transfer Case”) which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999. See Item 3 and Note 11 for further information.

Any changes in (1) the estimates of B&W’s nonemployee asbestos liability and insurance, (2) the differences between the proportion of those liabilities covered by insurance and that experienced in the past and (3) the ultimate resolution of the Transfer Case could result in material adjustments to B&W’s financial statements and negatively impact our ability to realize our net investment in B&W and certain assets transferred by B&W to its parent in the corporate reorganization. In addition, as discussed below, the outcome of the Chapter 11 proceedings may significantly impact the cash flows of MII.

We have significant guarantee obligations and other contingent claim exposures to creditors and customers of our subsidiaries, including B&W, that may impact our flexibility in addressing the liquidity issues currently facing our company or other needs for capital that may arise in the future.

In recent periods, MII has entered into credit arrangements to support its operating subsidiaries and, in some cases, guaranteed or otherwise become contingently liable for the credit arrangements and customer contractual obligations of its subsidiaries. These exposures include the following:

•	B&W letter of credit exposure. At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146,495,000 ($33,921,000 at December 31, 2001) which were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24,864,000 which were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2001, approximately $64,119,000 in letters of credit have been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit.

•	Co-obligor exposure under MII credit facility. MII is a co-obligor under a $200,000,000 credit facility for MII, BWXT and HPC (the “MII Credit Facility”). Accordingly, to the extent either HPC or BWXT borrows under that facility or obtains letters of credit under that facility, MII is liable for the obligations owing to the lenders under the facility. As of December 31, 2001, we had no outstanding borrowings under the MII Credit Facility and the outstanding letters of credit issued under that facility aggregated $60,830,000. MII had pledged investment portfolio assets having a fair market value of approximately $211,000,000 as of December 31, 2001 to secure its obligations under the MII Credit Facility. MII has subsequently reduced this pledge by approximately $100,000,000. The minimum pledge required is 105% of the total amount of letters of credit and borrowings outstanding. We plan to reduce this facility by $100,000,000 in 2002.

•	Indemnification obligations under surety arrangements. MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2001, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $169,000,000, of which $150,000,000 related to the business operations of B&W and its subsidiaries.

The existence of these arrangements may adversely impact our flexibility in (1) addressing some of the liquidity issues we describe in the immediately preceding risk factor discussion and (2) accessing new capital resources to address liquidity issues or other needs for capital that may arise in the future.

In September 2001, Moody’s Investor Service lowered MI’s credit rating from BA3 to B2. Our rating by Standard & Poors remained unchanged at B. This downgrade by Moody’s Investor Service has impacted our cost of capital and could impact our access to capital.

We expect to incur negative cash flows in the first three quarters of 2002. Our liquidity and access to capital could become further limited if we do not return to a positive cash flow.

Our liquidity and access to capital is also affected by the level of JRM’s borrowings and letters of credit outstanding under its $200,000,000 credit facility. As of December 31, 2001, JRM had no borrowings under its facility and letters of credit outstanding totaled approximately $81,000,000. We anticipate that JRM will significantly increase its letters of credit outstanding as it works off its high level of backlog in 2002. This could limit our ability to borrow under this facility as the aggregate amount of loans and amounts available for drawing under letters of credit outstanding may not exceed $200,000,000.

We are subject to loss and other contingencies relating to allegations of wrongdoing and anticompetitive acts made against MI, JRM, MII and others involving worldwide heavy-lift activities in the marine construction services industry.

In March 1997, we began an investigation into allegations of wrongdoing by a limited number of our former employees and former employees of JRM and others. The allegations concerned the heavy-lift business of one of JRM’s joint ventures, which owned and operated a fleet of large derrick vessels with lifting capacities ranging from 3,500 to 13,200 tons, and JRM. On becoming aware of these allegations, we notified authorities, including the Antitrust Division of the U.S. Department of Justice (“DOJ”), the Securities and Exchange Commission (“SEC”) and the European Commission. As a result of that prompt notification, the DOJ has granted immunity to MII, JRM and certain affiliates, and our officers, directors and employees at the time of disclosure, from criminal prosecution for any anticompetitive acts involving worldwide heavy-lift activities. We have cooperated and are continuing to cooperate with the DOJ in its ongoing investigation into this and related matters.

In June 1998, a number of major and independent oil and gas exploration and development companies filed lawsuits in the United States District Court for the Southern District of Texas against, among others, MI, JRM and MII. These lawsuits allege, among other things, that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act, engaged in fraudulent activity and tortiously interfered with the plaintiffs’ businesses in connection with certain offshore transportation and installation projects. In addition to seeking injunctions to enjoin us and the other defendants from engaging in future anticompetitive acts, actual damages and attorneys’ fees, the plaintiffs are requesting treble damages. In December 2000, a number of Norwegian oil companies, including Norwegian affiliates of several of the plaintiffs in the cases pending in the Southern District of Texas, filed lawsuits against us and others for alleged violations of the Norwegian Pricing Act of 1953, in connection with projects completed offshore Norway. The plaintiffs in these lawsuits are seeking recovery of alleged actual damages in unspecified amounts. Under applicable Norwegian law, any recovery by these plaintiffs would be limited to their actual damages, and those damages would be recoverable only to the extent the plaintiffs have not received cost reimbursements or other related recoveries from their customers or other third parties. We understand that the conduct alleged by the Norwegian plaintiffs is generally the same as the conduct alleged by the plaintiffs in the cases pending in the Southern District of Texas.

The ultimate outcome of the DOJ investigation, the civil lawsuits or any actions that others may take in connection with the allegations we describe above could have a material adverse effect on our consolidated financial position, results of operations and cash flows. See Item 3 for additional information.

Our Marine Construction Services segment derives substantially all its revenues from companies in the oil and gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.

The demand for marine construction services has traditionally been cyclical, depending primarily on the capital expenditures of oil and gas companies for developmental construction. These capital expenditures are influenced by such factors as:

•	prevailing oil and gas prices;

•	expectations about future prices;

•	the cost of exploring for, producing and delivering oil and gas;

•	the sale and expiration dates of available offshore leases;

•	the discovery rate of new oil and gas reserves in offshore areas;

•	domestic and international political, military, regulatory and economic conditions;

•	technological advances; and

•	the ability of oil and gas companies to generate funds for capital expenditures.

Prices for oil and gas historically have been extremely volatile and have reacted to changes in the supply of and demand for oil and natural gas (including changes resulting from the ability of the Organization of Petroleum Exporting Countries to establish and maintain production quotas), domestic and worldwide economic conditions and political instability in oil producing countries. We anticipate prices for oil and natural gas will continue to be volatile and affect the demand for and pricing of our services. A material decline in oil or natural gas prices or activities over a sustained period of time could materially adversely affect the demand for our services and, therefore, our results of operations and financial condition. Due to the decline in oil and gas prices over the past year, we expect new awards in the Gulf of Mexico and Far East to be delayed until there is an indication of a recovery in oil and gas prices.

We are subject to risks associated with contractual pricing in the offshore marine construction industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our gross margins and profitability will decline.

Because of the highly competitive nature of the offshore marine construction industry, our Marine Construction Services segment performs a substantial number of its projects on a fixed-price basis. We attempt to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the revenue, cost and gross profit we realize on a fixed-price contract will often vary from the estimated amounts because of changes in job conditions and variations in labor and equipment productivity over the term of the contract. These variations and the risks generally inherent in the marine construction industry may result in the gross profits we realize being different from those we originally estimated and may result in reduced profitability or losses on projects.

In addition, we recognize revenues under our long-term contracts in the Marine Construction Services segment on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.

We face risks associated with investing in foreign subsidiaries and joint ventures, including the risk that we may be restricted in our ability to access the cash flows or assets of these entities.

We conduct some operations through foreign subsidiaries and joint ventures. We do not manage all of these entities. Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with decisions concerning the operations of the joint ventures. Arrangements involving these subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In addition, these foreign subsidiaries and joint ventures sometimes face governmentally imposed restrictions on their abilities to transfer funds to us.

Our international operations are subject to political, economic and other uncertainties not encountered in our domestic operations.

We derive a significant portion of our revenues from international operations, including customers in the Middle East. Our international operations are subject to political, economic and other uncertainties not encountered in domestic operations. These include:

•	risks of war and civil unrest;

•	expropriation, confiscation or nationalization of our assets;

•	renegotiation or nullification of our existing contracts;

•	changing political conditions and changing laws and policies affecting trade and investment;

•	the overlap of different tax structures; and

•	the risks associated with the assertion of foreign sovereignty over areas in which our operations are conducted.

Our Marine Construction Services segment may be particularly susceptible to regional conditions that may adversely affect its operations. Its major marine vessels typically require relatively long periods of time to mobilize over long distances, which could affect our ability to withdraw them from areas of conflict. Additionally, various foreign jurisdictions have laws limiting the right and ability of foreign subsidiaries and joint ventures to pay dividends and remit earnings to affiliated companies.

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

Our operations are subject to operating risks and limits on insurance coverage, which could expose us to potentially significant liability costs.

We are subject to a number of risks inherent in our operations, including:

•	accidents resulting in the loss of life or property;

•	pollution or other environmental mishaps;

•	adverse weather conditions;

•	mechanical failures;

•	collisions;

•	property losses;

•	business interruption due to political action in foreign countries; and

•	labor stoppages.

We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these. Some of the risks inherent in our operations are either not insurable or insurance is available only at rates that we consider uneconomical (particularly after the impact on the insurance markets of the September 11, 2001 terrorist attacks in New York City and Washington, D.C.). Among those risks are war and confiscation of property in certain areas of the world and pollution liability in excess of relatively low limits. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not in all cases be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on us.

BWXT, through two of its dedicated limited liability companies, has long-term management and operating agreements with the U.S. Government for the Y-12 and the Pantex facilities. Most insurable liabilities arising from these sites are not protected in our corporate insurance program but rely on government contractual agreements and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims and we expect it to continue this process during our administrations of these two facilities. However, the U. S. Government is not contractually obligated to pay under a formal indemnification agreement.

We have captive insurers which provide certain coverages for our subsidiary entities and related coverages. Claims as a result of our operations, or arising in the B&W Chapter 11 proceedings, could adversely impact the ability of these captive insurers to respond to all claims presented, although we believe such a result is unlikely.

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

Most industry segments in which we operate are highly competitive. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. This is significant to our offshore business in JRM where capital investment is becoming critical to our ability to compete.

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

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	construction and equipping of production platforms and other marine facilities;

•	marine vessel safety;

•	currency conversions and repatriation;

•	oil exploration and development;

•	taxation of foreign earnings and earnings of expatriate personnel; and

•	use of local employees and suppliers by foreign contractors.

In addition, our Marine Construction Services segment depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect the operations of our Marine Construction Services segment by limiting the demand for its services. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Environmental laws and regulations and civil liability for contamination of the environment or related personal injuries may result in increases in our operating costs and capital expenditures and decreases in our earnings and cash flow.

Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of former nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. See Section J for further information. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from contamination of the environment or personal injuries caused by releases of hazardous substances into the environment. For a discussion of civil proceedings of this nature in which we are currently involved, see Item 3.

We are subject to other risks that we discuss in other sections of this annual report.

For discussions of various factors that affect the demand for our products and services in our four segments, see the discussions under the heading “Factors Affecting Demand” in each of Sections B, C, D and E. For a discussion of our insurance coverages and uninsured exposures, see Section H. For discussions of various legal proceedings in which we are involved, in addition to those we refer to above, see Item 3. In addition to the risks we describe or refer to above, we are subject to other risks, contingencies and uncertainties, including those we have referred to under the heading “Cautionary Statement Concerning Forward-Looking Statements” in Section L.

L. CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

In addition, various statements this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Items 1 and 2 - “Business and Properties” and Item 3 – “Legal Proceedings” in Part I of this report and in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	the continued strength of the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the deregulation of the U.S. electric power market;

•	the highly competitive nature of our businesses;

•	our future financial performance, including availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	operating risks normally incident to offshore exploration, development and production operations;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings, including the results of ongoing governmental investigations and related civil lawsuits involving alleged anticompetitive practices in our marine construction business;

•	estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings involving B&W and certain of its subsidiaries;

•	the potential impact on available insurance due to the recent increases in bankruptcy filings by asbestos-troubled companies;

•	changes in existing environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including among others, countries in the Middle East;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit;

•	the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical, particularly after the impact on the insurance industry of the September 11, 2001 terrorist attacks.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Item 3. LEGAL PROCEEDINGS

In March 1997, we, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM’s HeereMac joint venture (“HeereMac”) with Heerema Offshore Construction Group, Inc. (“Heerema”) and the heavy-lift business of JRM. Upon becoming aware of these allegations, we notified authorities, including the Antitrust Division of the DOJ, the SEC and the European Commission. As a result of our prompt disclosure of the allegations, JRM, certain other affiliates and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the DOJ for any anti-competitive acts involving worldwide heavy-lift activities. In June 1999, the DOJ agreed to our request to expand the scope of the immunity to include a broader range of our marine construction activities and affiliates. We have cooperated fully with the investigations of the DOJ and the SEC into these matters. In February 2001, we were advised that the SEC has terminated its investigation and no enforcement action has been recommended.

On becoming aware of the allegations involving HeereMac, we initiated action to terminate JRM’s interest in HeereMac, and, on December 19, 1997, Heerema acquired JRM’s interest in exchange for cash and title to several pieces of equipment. On December 22, 1997, HeereMac and one of its employees pled guilty to criminal charges by the DOJ that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, the North Sea and the Far East. HeereMac and the HeereMac employee were fined $49,000,000 and $100,000, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the DOJ investigation. Neither MII, JRM nor any of their officers, directors or employees was a party to those proceedings.

In July 1999, a former JRM officer pled guilty to charges brought by the DOJ that he participated in an international bid-rigging conspiracy for the sale of marine construction services. In May 2000, another former JRM officer was indicted by the DOJ for participating in a bid-rigging conspiracy for the sale of marine construction services in the Gulf of Mexico. His trial was held in February 2001 and, at the conclusion of the Government’s case, the presiding judge directed a judgment of acquittal.

We have cooperated with the DOJ in its investigation. The DOJ also has requested additional information from us relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM’s former

McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which was renamed J. Ray McDermott Middle East, Inc.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the “Phillips Plaintiffs”) filed a lawsuit in the U.S District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs’ businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the “Phillips Litigation”). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively, “Statoil”), filed a similar lawsuit in the same court (the “Statoil Litigation”). In addition to seeking injunctive relief, actual damages and attorneys’ fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court’s lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). The Fifth Circuit affirmed the district court decision in February 2000 and Statoil filed a motion for rehearing en banc. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied. On March 12, 2001, the plaintiffs’ motion for rehearing en banc was denied by the Fifth Circuit in the Statoil Litigation. The plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court. By order issued October 1, 2001, the Supreme Court invited the Solicitor General of the United States to file a brief expressing the view of the United States on the issues presented in the writ application. On February 20, 2002, the U.S. Supreme Court denied the petition for certiorari.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the “Shell Litigation”). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C.; Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys’ fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Shell Litigation due to the Texas district court’s lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non heavy-lift marine construction activity claims against the defendants. Currently, we are awaiting the court’s decision on our motion to dismiss the foreign claims.

On December 15, 2000, lawsuits were filed by a number of Norwegian oil companies against MII, Heeremac, Heerema and Saipem S.p.A. for violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway. Plaintiffs include Norwegian affiliates of various of the plaintiffs in the Shell civil case pending in Houston. Most of the projects were performed by Saipem S.p.A. or its affiliates, with some by Heerema/HeereMac and none by JRM. We understand that the conduct alleged by plaintiffs is the same conduct which plaintiffs allege in the U.S. civil cases. The cases were heard by the Conciliation Boards in Norway during the first week of October 2001. In all instances, the Boards referred the cases to the court of first instance for further proceedings. The plaintiffs have one year from the date of referral to proceed with the cases.

As a result of the initial allegations of wrongdoing in March 1997, we formed and have continued to maintain a special committee of our Board of Directors to monitor and oversee our investigation into all of these matters.

It is not possible to predict the ultimate outcome of the DOJ investigation, our internal investigation, the above-referenced lawsuits or any actions that may be taken by others as a result of HeereMac’s guilty plea or otherwise. These matters could result in civil and criminal liability and have a material adverse effect on our consolidated financial position, results of operations and cash flows.

B&W and Atlantic Richfield Company (“ARCO”) are defendants in a lawsuit filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania. The suit involves approximately 300 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the “Hall Litigation”). The plaintiffs in the Hall Litigation allege, among other things, that they suffered personal injury, property damage and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the district court set aside the $36,700,000 judgment and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court’s rulings on certain evidentiary matters, which, following B&W’s bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review.

In 1998, B&W settled all pending and future punitive damage claims in the lawsuit filed against B&W and ARCO by Donald F. Hall, Mary Ann Hall and others (the “Hall Litigation”) for $8,000,000 for which B&W seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. On April 28, 2001, in response to cross-motions for partial summary judgment, the Pennsylvania State Court issued its ruling regarding: (1) the applicable trigger of coverage under the Nuclear Energy Liability Policies issued by B&W’s insurers; and (2) the scope of the insurers’ defense obligations to B&W under these policies. With respect to the trigger of coverage, the Pennsylvania State Court held that a “manifestation” trigger applied to the underlying claims at issue. Although the Court did not make any determination of coverage with respect to any of the underlying claims, we believe the effect of its ruling is to increase the amount of coverage potentially available to B&W under the policies at issue to $320,000,000. With respect to the insurers’ duty to defend B&W, the Court held that B&W is entitled to separate and independent counsel funded by the insurers. On May 21, 2001, the Court granted the insurers’ motion for reconsideration of the April 25, 2001 order. On October 1, 2001, the Court entered its order reaffirming its original substantive insurance coverage rulings and further certified the order for immediate appeal by any party. One of B&W’s insurers filed an appeal in November 2001. The appeal is pending. The plaintiffs’ remaining claims against B&W in the Hall Litigation have been automatically stayed as a result of the B&W bankruptcy filing. B&W filed a complaint for declaratory and injunctive relief with the Bankruptcy Court seeking to stay the pursuit of the Hall Litigation against ARCO during the pendency of B&W’s bankruptcy proceeding due to common insurance coverage and the risk to B&W of issue or claim preclusion, which stay the Bankruptcy Court denied in October 2000. B&W appealed the Bankruptcy Court’s Order and on May 18, 2001, the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding, affirmed the Bankruptcy Court’s Order. We believe that all claims under the Hall Litigation will be resolved within the limits of coverage of our insurance policies; however, our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT’s formation and an overall corporate restructuring.

In December 1999 and early 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of the complaints alleged that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint sought relief, including unspecified compensatory damages and an award for costs and expenses. The four cases were subsequently consolidated. In June 2000, the plaintiffs filed a consolidated amended complaint, and in July 2000, we filed a motion to dismiss all claims asserted in that complaint. In September 2000, the District Court dismissed with prejudice the plaintiffs’ consolidated amended complaint for failure to state a claim upon which relief can be granted, which dismissal the plaintiffs appealed to the Fifth Circuit in October 2000. On April 25, 2001, the plaintiffs-appellants filed a motion to voluntarily dismiss their appeal, and the appeal was dismissed by the Fifth Circuit on April 26, 2001.

In December 1998, JRM was in the process of installing a deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. (“Texaco”) when the main hoist load line failed, resulting in the loss of the module. As a result, Texaco has caused approximately $23,000,000 due to JRM to be withheld, and, in January 2000, JRM instituted an arbitration proceeding against Texaco seeking the amount owed. Texaco has countered in the arbitration, claiming consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor. Texaco has also filed a lawsuit against a number of other parties, claiming that they are responsible for the incident. It is our position that the contract between the parties prohibits Texaco’s claims against JRM and JRM is entitled to the amount withheld.

In early April 2001, a group of insurers (the “Plaintiff Insurers”) who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceeding in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W’s excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of a settlement agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters’ obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in terminating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W’s rights and the obligations of the Plaintiff Insurers and other London Market insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the Court seeking dismissal of the Plaintiff Insurers’ claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued January 4, 2002, the U.S. District Court for the Eastern District of Louisiana granted MII’s and B&W’s motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers’ claims lacked a factual or legal basis. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. We believe this ruling reflects the extent of the underwriter’s contractual obligations and underscores that this coverage is available to settle B&W’s asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were B&W’s counterclaims against the Plaintiff Insurers and against other London Market Insurers. The parties have recently agreed to dismiss without prejudice those of B&W’s counterclaims seeking a declaratory judgment regarding the parties’ respective rights and obligations under the settlement agreement. B&W’s counterclaim seeking a money judgment for approximately $6,500,000 due and owing by London Market Insurers under the settlement agreement remains pending. A trial of this counterclaim is scheduled for April 15, 2002. Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. At this point, the Plaintiff Insurers have not indicated whether they intend to pursue an appeal.

On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, “Travelers”) filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called “non-products” asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court and the Asbestos Claimants Committee (“ACC”) and the Future Claimants Representative (“FCR”) have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers’ complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos “non-products” liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers’ duties and obligations with respect to coverage for B&W’s asbestos liabilities. Discovery in the action has not yet commenced, and no trial date has yet been established. This insurance, if available, would be in addition to the amounts already included in B&W’s financial statements as of December 31, 2001.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W’s cancellation of a $313,000,000 note receivable and B&W’s transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W’s claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceeding to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W’s solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the U.S. Bankruptcy Court for the Eastern District of Louisiana found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and FCR that we believe are resolved by the February 8, 2002 ruling. In addition, an injunction preventing asbestos suits from being brought against non-filing affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 extends through April 15, 2002.

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including performance or warranty related matters under our customer and supplier contracts and other business arrangements. In our management’s opinion, none of this litigation or disputes and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

See Note 20 to the consolidated financial statements for information regarding B&W’s potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2001.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange. High and low stock prices and dividends we declared in the years ended December 31, 2000 and 2001 were as follows:

YEAR ENDED DECEMBER 31, 2000

	SALES PRICE		CASH
			DIVIDENDS
QUARTER ENDED	HIGH	LOW	DECLARED

March 31, 2000	$13.5625	$8.5625	$0.05
June 30, 2000	$10.5000	$7.5000	$0.05
September 29, 2000	$12.0625	$7.1875	$—
December 29, 2000	$12.6875	$7.6875	$—

YEAR ENDED DECEMBER 31, 2001

	SALES PRICE		CASH
			DIVIDENDS
QUARTER ENDED	HIGH	LOW	DECLARED

March 30, 2001	$16.850	$10.125	$—
June 29, 2001	$14.440	$9.890	$—
September 28, 2001	$12.020	$7.500	$—
December 31, 2001	$12.570	$7.310	$—

In the third quarter of 2000, MII’s Board of Directors determined to suspend the payment of regular dividends on MII’s common stock for an indefinite period.

As of December 31, 2001, there were approximately 3,934 record holders of our common stock.

Item 6. SELECTED FINANCIAL DATA

			For the
			Nine-Month
	For the Years Ended		Period Ended	For the Fiscal Years
	December 31,			Ended March 31,

	2001	2000(1)	1999	1999	1998

		(In thousands, except for per share amounts)
Revenues	$1,969,806	$1,877,753	$1,891,088	$3,149,985	$3,674,635
Income (Loss) before Extraordinary Item	$(20,857)	$(22,082)	$440	$192,081	$215,690
Net Income (Loss)	$(20,022)	$(22,082)	$440	$153,362	$215,690
Basic Earnings (Loss) per Common Share:
Income (Loss) before Extraordinary Item	$(0.34)	$(0.37)	$0.01	$3.25	$3.74
Net Income (Loss)	$(0.33)	$(0.37)	$0.01	$2.60	$3.74
Diluted Earnings (Loss) per Common Share:
Income (Loss) before Extraordinary Item	$(0.34)	$(0.37)	$0.01	$3.16	$3.48
Net Income (Loss)	$(0.33)	$(0.37)	$0.01	$2.53	$3.48
Total Assets	$2,103,840	$2,055,627	$3,874,891	$4,305,520	$4,501,130
Current Maturities of Long-Term Debt	$209,480	$258	$87	$31,126	$68,417
Long-Term Debt	$100,393	$323,157	$323,014	$323,774	$598,182
Subsidiary’s Redeemable Preferred Stocks	—	—	—	—	155,358

Total	$100,393	$323,157	$323,014	$323,774	$753,540
Cash Dividends per Common Share	$—	$0.10	$0.15	$0.20	$0.20

(1)	Effective February 22, 2000, our consolidated financial results exclude the results of B&W and its consolidated subsidiaries.

See Note 18 to the consolidated financial statements for significant items included in the years ended December 31, 2001 and 2000.

Pretax results for the nine-month period ended December 31, 1999 include a loss on the curtailment of a foreign pension plan of $37,810,000.

Our results for the fiscal year ended March 31, 1999 include:

•	a gain on the dissolution of a joint venture of $37,390,000;

•	a gain on the settlement and curtailment of postretirement benefit plans of $27,642,000;

•	interest income of $18,630,000 on domestic tax refunds;

•	a gain of $12,000,000 from the sale of assets of a joint venture;

•	an $8,000,000 settlement of punitive damage claims in a civil suit associated with a Pennsylvania facility we formerly operated;

•	an extraordinary loss on the retirement of debt of $38,719,000;

•	a loss of $85,185,000 for estimated costs relating to estimated future non-employee asbestos claims;

•	losses of $21,897,000 related to impairment of assets and goodwill;

•	various provisions of $20,327,000 related to potential settlements of litigation and contract disputes; and

•	the write-off of $12,600,000 of receivables from a joint venture.

Our results for the fiscal year ended March 31, 1998 include:

•	a gain of $96,059,000 from the sale of our interest in Sakhalin Energy Investment Company, Ltd.;

•	a gain of $33,072,000 from the sale of our interest in Universal Fabricators Incorporated;

•	a gain of $223,651,000 and a $61,637,000 distribution of earnings from the termination of the HeereMac joint venture;

•	impairment losses of $285,427,000, including a write-off of goodwill associated with the acquisition of OPI of $262,901,000; and

•	a $5,419,000 provision for employee severance costs.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in Items 1 and 2 of Part I of this report.

GENERAL

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world’s major hydrocarbon producing regions. Our revenues from this segment reflect the variability associated with the timing of significant development projects. Although oil and gas prices have decreased over the past year, we do not expect these decreases to have a significant impact on our Marine Construction Services’ customers’ exploration and production spending for 2002. We expect our Marine Construction Services segment’s revenues to increase during 2002. The current recessionary environment, exacerbated by the events of September 11, continues to keep prices for oil and gas considerably below what we anticipated for 2002. Although we expect this segment’s backlog to continue at a high level for the next year and we continue to actively bid on projects, new work in the Gulf of Mexico and Far East is likely to be delayed until there is a recovery in oil and gas prices. Thus, timing of award of many marine construction projects remains uncertain. In addition, the Marine Construction Services market remains competitive, which may have a significant impact on our anticipated segment income in future periods.

The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. We currently expect the 2002 operating activity of this segment will be about the same as in 2001.

The revenues of our Industrial Operations segment are affected by variations in the business cycles in its customers’ industries and the overall economy. Legislative and regulatory issues such as environmental regulations and fluctuations in U.S. Government funding patterns also affect this segment. As a result of the sale of MECL, we expect revenues in 2002 will be considerably lower than in 2001. We also expect to sell our interest in HPC in 2002.

Effective February 22, 2000 and until B&W and its filing subsidiaries emerge from the Chapter 11 reorganization proceedings and the subsequent accounting is determined, we no longer consolidate B&W’s and its subsidiaries’ results of operations in our consolidated financial statements and our investment in B&W is presented on the cost method. Through February 21, 2000, B&W’s and its subsidiaries’ results are included in our segment results under Power Generation Systems – B&W (see Note 17 to the consolidated financial statements). B&W and its consolidated subsidiaries’ pre-bankruptcy filing revenues of $155,774,000 and operating income of $7,951,000 are included in our consolidated financial results for the year ended December 31, 2000.

In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues.

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

We believe the following accounting policies are important to understanding our financial statements. These policies require our most difficult, subjective and complex judgements, often as a result of the need to make estimates of matters that are inherently uncertain.

Contracts and Revenue Recognition. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts. Under this method, estimated contract income and resulting revenue are generally recognized based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and therefore the timing of income and revenue recognition. We routinely review estimates related to our contracts and revisions to profitability are reflected in earnings immediately. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. In prior years, we have had significant adjustments to earnings as a result of revisions to contract estimates. Such revisions have been due to the fact that many of our contracts have been “first-of-a-kind” or have been inherently difficult to estimate due to the long-term nature of the project, changing customer requirements and other factors outside of our control. Although we are continually striving to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs may continue to be significant in future periods.

We recognize claims for extra work or for changes in scope of work in contract revenues, to the extent of costs incurred, when we believe collection is probable. Any amounts not collected are reflected as an adjustment to earnings. We regularly assess customer credit risk inherent in contract costs. We have contracts with receivables due from various foreign customers, including customers in the Middle East and Asia, collection of which may be impacted by the events of September 11th. We have recorded provisions related to these contracts and receivables; however, these amounts may not be adequate and adjustments to future contract estimates may be necessary.

Warranty. We accrue estimated expense to satisfy contractual warranty requirements, primarily of our Power Generation Systems segment, when we recognize the associated revenue on the related contracts. With respect to our Marine Construction Services segment, we include warranty costs as a component of our total contract cost estimate to satisfy contractual requirements. In addition, we make specific provisions where we expect the costs of warranty to significantly exceed the accruals. Factors that impact our estimate of warranty include prior history of warranty claims and our estimates of future costs of materials and labor. At our Marine Construction Services segment, warranty periods are generally limited and we have had minimal warranty cost in prior years. However, our current backlog includes several first-of-a-kind Engineer, Procure and Construct (“EPC”) contracts that may have different warranty costs. As a result, it is reasonably possible that our future warranty provisions may vary from what we have experienced in the past.

Property, Plant and Equipment. We carry our property, plant and equipment at depreciated cost, reduced by provisions to recognize economic impairment when we determine impairment has occurred. Factors that impact our determination of impairment include forecasted utilization of equipment and estimates of cash flow from projects to be performed in future periods. Our estimates of cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes in operating performance. It is reasonably possible that changes in such factors may negatively affect our business segments and result in future asset impairments.

Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of 8 to 40 years for buildings and 2 to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation, and 50% of cumulative straight-line depreciation. We believe that we depreciate our major marine vessels over a substantially shorter period than our competitors do. Therefore, we are considering extending the depreciable lives on our major marine vessels in 2002 to better reflect the service lives of our assets and industry norms. This would result in a reduction in our depreciation expense for these vessels in 2002.

We expense the costs of maintenance, repairs and renewals, which do not materially prolong the useful life of an asset, as we incur them except for drydocking costs. We accrue estimated drydock costs for our marine fleet over the period of time between drydockings, generally 3 to 5 years. We accrue drydock costs in advance of the anticipated future drydocking, commonly known as the “accrue in advance” method. Actual drydock costs are charged against the liability when incurred and any differences between actual costs and accrued costs are recognized over the remaining months of the drydock cycle. Our actual drydock costs often differ from our estimates due to the long period between drydockings and the inherent difficulties in estimating cost of vessel repairs, which are not necessarily visible until the drydock occurs.

Pension Plans and Postretirement Benefits. We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions. Changes in these assumptions can result in significant changes in our estimated pension income (expense). We revise our assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings.

Loss Contingencies. We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. We are currently involved in certain investigations and litigation as discussed in Note 11 to our consolidated financial statements. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters. Our most significant loss contingencies included B&W’s estimate of asbestos liability which is now dependent upon the actions of the bankruptcy court (see Notes 11 and 20 to our consolidated financial statements).

Investment in B&W. Due to the bankruptcy filing, we no longer consolidate B&W’s financial results in our consolidated financial statements, and we present our investment in B&W on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based on the applicable circumstances and facts at such time, including the terms of any plan of reorganization. The filing results in increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our net investment in B&W.

YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000

Marine Construction Services

Revenues increased $91,020,000 to $848,528,000, primarily due to higher volumes in North American activities, including the deepwater markets of the Gulf of Mexico, and in the Eastern Hemisphere fabrication operations. Lower volume in offshore activities in the Far East relating to the West Natuna project partially offset this increase.

Segment operating income increased $48,040,000 from a loss of $33,534,000 to income of $14,506,000, primarily due to higher volumes and margins in North American activities and in the Eastern Hemisphere fabrication operations. Lower volumes on the West Natuna project, increased cost estimates relating to several Gulf of Mexico projects, especially two large first of a kind EPC contracts, and higher general and administrative expenses partially offset these increases.

Loss on asset disposals and impairments – net increased $2,612,000 to $3,624,000 primarily due to the decision in the fourth quarter to scrap the derrick barge Ocean Builder.

Income from investees increased $7,576,000 to $10,442,000, primarily due to favorable contract closeout adjustments from our U.K. joint venture that was terminated in June 2001. In addition, the prior year included higher losses associated with our U.K. joint venture.

Backlog was $1,800,491,000 and $541,647,000, respectively, at December 31, 2001 and 2000.

While our backlog at December 31, 2001 is the highest since 1991, we expect some seasonal weakness in the first quarter of 2002.

The margins in our marine construction services backlog are reflective of a competitive market. While our fabrication facilities are essentially booked, which should eliminate any under-absorption of costs at these facilities, any improvement will depend upon execution of our first of a kind EPC contracts within current cost estimates and the strength of demand for services provided by our fleet of marine construction vessels. At present, we expect our marine fleet to be underutilized, especially in the first half of 2002. We expect a significant increase in revenues in 2002 as we work off our high level of backlog. However, we expect operating margins to be flat compared with 2001 after adjusting for approximately $18,000,000 in goodwill amortization that will not be included in 2002.

The market for our marine construction services remains affected by low commodity prices. Since September 11, prices of oil and gas have been considerably below what we anticipated for 2002. We continue to actively bid on projects; however, we believe that a protracted period of low oil and gas prices could begin to extend and cause delays on some of these projects.

Government Operations

Revenues increased $41,110,000 to $472,362,000, primarily due to higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government and commercial work. Lower volumes from management and operating contracts for U.S. Government-owned facilities and other government operations partially offset these increases.

Segment operating income decreased $2,922,000 to $31,939,000, primarily due to lower volume and margins from management and operating contracts for U.S. Government-owned facilities and other government operations and higher general and administrative expenses. Higher volume and margins from commercial work, higher volumes from nuclear fuel assemblies and reactor components for the U.S. Government and higher margins from commercial nuclear environmental services partially offset these decreases.

Income from investees increased $11,897,000 to $23,004,000, primarily due to higher operating results from a joint venture in Idaho and the start-up of the Pantex and Y-12 joint ventures. Lower operating results from a joint venture in Colorado partially offset these increases.

Backlog was $1,008,357,000 and $1,078,803,000, respectively, at December 31, 2001 and 2000. At December 31, 2001, this segment’s backlog with the U.S. Government was $953,298,000 (of which $34,607,000 had not yet been funded).

We expect a slight increase in revenues in 2002 with our margins remaining the same as 2001.

Industrial Operations

Revenues increased $97,706,000 to $601,676,000, primarily due to higher volumes from engineering and construction activities in Canadian operations and from air-cooled heat exchangers. Lower volumes from plan maintenance activities in Canadian operations partially offset these increases. MECL, which we sold in October 2001, contributed approximately $81,000,000 to the increase in revenues for the year ended December 31, 2001.

Gain (loss) on asset disposals and impairments-net increased $1,174,000 from a loss of $1,155,000 to a gain of $19,000, primarily due to asset impairments at one of our research facilities in the prior year.

Backlog was $39,264,000 and $396,429,000, respectively, at December 31, 2001 and 2000.

Power Generation Systems

Revenues increased $13,984,000 to $47,778,000, primarily due to increased volume from Volund ApS, an international power generation operation which we acquired in June 2000.

Segment operating loss decreased $4,127,000 to $3,656,000, primarily due to contract loss provisions recorded in the prior year.

Income (loss) from investees increased $25,234,000 from a loss of $24,630,000 to income of $604,000, primarily due to charges to exit and impair certain foreign joint ventures in the prior year.

Corporate

Corporate expense, net increased $13,135,000 from income of $8,055,000 to expense of $5,080,000. While we achieved a 30% reduction in our corporate departmental expenses attributable to cost cutting programs, income recognized on our over funded pension plans was down substantially in 2001 from 2000. We also experienced significantly higher legal and professional service expenses in 2001 related to the B&W Chapter 11 proceedings.

During the years ended December 31, 2001 and 2000, we recognized income from certain of our qualified pension plans of approximately $27,000,000 and $44,000,000, respectively. We expect to recognize approximately $8,000,000 of expense in 2002 related to these plans.

Other Income Statement Items

Interest income decreased $7,560,000 to $19,561,000, primarily due to a decrease in investments and prevailing interest rates.

Interest expense decreased $4,046,000 to $39,663,000, primarily due to changes in short-term debt obligations and prevailing interest rates.

Other-net income increased $4,050,000 to $6,825,000, primarily due to the reversal of prior years’ rent accruals on a fabrication yard in the Middle East and gains on the sale of investment securities in the current year.

The provision for income taxes for the years ended December 31, 2001 and 2000 reflected non-deductible amortization of goodwill totaling approximately $19,500,000 and $20,100,000, respectively, of which $18,007,000 is attributable to the premium we paid on the acquisition of the minority interest in JRM in June 1999. The provision for income taxes in the year ended December 31, 2001 also included a charge of approximately $85,400,000 associated with the intended exercise of an intercompany stock purchase and sale agreement. The provision for income taxes for the year ended December 31, 2000 included a provision of $3,800,000 for B&W for the pre-filing period and a tax benefit of $1,400,000 from the use of certain tax attributes in a foreign joint venture. Also included are tax benefits primarily related to favorable tax settlements in foreign jurisdictions totaling approximately $5,215,000 and $5,500,000 for the years ended December 31, 2001 and 2000, respectively, and a provision for proposed IRS tax deficiencies in the year ended December 31, 2001. In addition, income before the provision for income taxes for the year ended December 31, 2000 included losses and charges of $25,640,000 to exit certain foreign joint ventures which had no associated tax benefits. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

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

Segment operating income decreased $13,366,000 to $34,861,000, primarily due to a settlement relating to environmental restoration costs recorded in the prior year. This segment also experienced lower margins from management and operating contracts for U.S. Government-owned facilities and higher general and administrative expenses. Higher volumes from nuclear fuel assemblies and reactor components for the U. S. Government and contract adjustments on a commercial nuclear environmental services contract in the prior year partially offset these decreases.

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

Segment operating income decreased $817,000 to $12,333,000, primarily due to lower volumes from engineering activities in Canadian operations. Higher volumes and margins from plant maintenance activities in Canadian operations and lower general and administrative expenses partially offset these decreases.

Loss on asset disposals and impairments-net increased $645,000 to $1,155,000, primarily due to asset impairments at one of our research facilities.

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

Corporate

Corporate expenses, net, decreased $38,174,000 from expense of $30,119,000 to income of $8,055,000, primarily due to allocating our over-funded pension income to corporate in the current year and reserves for potential litigation settlements and Y2K project expenses recorded in the prior year. We also experienced lower net corporate general and administrative expenses in the current year. Higher employee related costs, favorable foreign pension adjustments, and higher research and development expenses and legal fees related to claims partially offset these improvements.

Other Income Statement Items

Interest income decreased $24,303,000 to $27,121,000, primarily due to a decrease in investments.

Interest expense decreased $6,159,000 to $43,709,000, primarily due to changes in debt obligations and prevailing interest rates.

We no longer have minority interest, primarily due to the acquisition of the minority interest in JRM in the prior year.

Other-net improved $53,782,000 from expense of $51,007,000 to income of $2,775,000. This improvement was primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims recorded in the prior year.

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

THE BABCOCK & WILCOX COMPANY

B&W and its subsidiaries conduct substantially all of the operations of our Power Generation Systems segment. The amount of revenues we generate from our Power Generation Systems segment primarily depends on capital spending by customers in the electric power generation industry. The economy of the U.S. slowed down in late 2001, easing demand for electricity and for new generating capacity. This slowdown also resulted in a slowing of inquiries for new power plants and plant upgrades. Current U.S. emissions requirements continue to prompt some customers to place orders for environmental equipment. Domestic demand for electrical power generation industry services and replacement nuclear steam generators continues at strong levels. The international markets remain unsettled. Economic and political instability in Asia has caused projects there to be delayed, suspended or cancelled. We currently expect this segment’s 2002 revenues to be about the same as 2001.

B&W’s financial results are included in our consolidated results through February 21, 2000, the day prior to B&W’s Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W’s were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $186,966,000 as of December 31, 2001 is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See Note 20 to the consolidated financial statements for B&W’s financial information at December 31, 2001.

In the year ended December 31, 2001:

B&W’s revenues increased $269,450,000 to $1,431,908,000, primarily due to higher volumes from the fabrication and erection of fossil fuel steam and environmental control systems, fabrication, repair and retrofit of existing facilities, nuclear services, replacement nuclear steam generators and replacement parts;

B&W’s operating income (loss) improved $44,794,000 from a loss of $3,210,000 to income of $41,584,000, primarily due to higher volumes and margins from the fabrication and erection of fossil fuel steam and environmental control systems. In addition, the prior year included higher charges to substantially completed original equipment contracts still under warranty or in dispute resolution. B&W also experienced higher volumes from nuclear services. Lower margins from replacement nuclear steam generators, higher general and administrative expenses and reorganization expenses associated with the Chapter 11 filing and lower operating results from a joint venture in Pennsylvania partially offset these increases; and

Other-net expense increased $4,287,000 primarily due to losses on the sale of investment securities and additional postretirement benefit expenses.

In the year ended December 31, 2000:

B&W’s revenues increased $141,357,000 to $1,162,458,000, primarily due to higher volumes from the fabrication and erection of fossil fuel steam and environmental control systems and replacement parts. Lower volumes from fabrication, repair and retrofit of existing facilities, industrial boilers and private power systems partially offset these increases;

B&W’s operating income (loss) decreased $47,648,000 from income of $44,438,000 to a loss of $3,210,000, primarily due to lower margins from the fabrication and erection of fossil fuel steam and environmental control systems and private power systems. B&W also recorded additional charges to substantially completed original equipment contracts still under warranty or in dispute resolution with primarily international customers. In addition, B&W experienced lower volumes and margins from the fabrication, repair and retrofit of existing facilities and industrial boilers, lower margins from replacement parts and reorganization expenses associated with the Chapter 11 filing. Provisions for estimated future non-employee products liability asbestos claims in the prior year partially offset these decreases. In addition, B&W experienced lower general and administrative expenses due to decreases in allocations;

Interest income decreased $8,134,000 to $4,051,000, primarily due to interest income on domestic tax refunds in the prior period; and

Other-net improved $50,224,000, primarily due to a loss of $45,535,000 for insolvent insurers providing coverage for estimated future non-employee products liability asbestos claims in the prior period.

B&W’s backlog at December 31, 2001 and 2000 was $1,379,736,000 and $1,030,628,000, respectively.

Our outlook for B&W in 2002 remains positive, despite the significant decline in natural gas prices towards the end of 2001, and subsequent drop in interest in coal-fired power generation. We expect our U.S. construction and service business to remain strong with overall revenues remaining flat for B&W in 2002. We expect operating income to increase in 2002 due to lower bankruptcy related expenses and improved results in our original equipment manufacturers’ (“OEM”) business. The OEM market outlook has changed dramatically from the summer of 2001. Energy prices are low, and our prior outlook for the potential of new coal-fired base load power plants has diminished. We believe this is a viable long-term market for new capacity and electric generating capacity only if energy prices rise, and only if we experience a lasting recovery that fundamentally affects the demand for electricity itself.

Presently, the Chapter 11 proceedings have not fundamentally affected B&W’s business due to its current mix of work. However, if B&W remains in Chapter 11, and an OEM market does not return, B&W would be affected because of the lack of surety capacity and related factors.

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into the DIP Credit Facility with a group of lenders, with Citibank, N.A. as administrative agent, for a three-year term. The facility requires compliance with certain financial and non-financial covenants. See Note 20 to the consolidated financial statements for further information on the DIP Credit Facility.

We have assessed B&W’s liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries’ operating activities and meet its debt and capital requirements for the foreseeable future. However, B&W’s ability to continue as a going concern is dependent upon its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a rejection of B&W’s plan of reorganization or any amendment thereto could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment in B&W. At December 31, 2001, B&W was in violation of a covenant under the DIP Credit facility. We received a consent from the lenders to remedy this default on March 18, 2002. See Note 20 to the consolidated financial statements for more information.

EFFECTS OF INFLATION AND CHANGING PRICES

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, using historical U.S. dollar accounting (“historical cost”). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the dollar, especially during times of significant and continued inflation.

In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2001, our cash and cash equivalents increased $112,292,000 to $196,912,000, and our total debt decreased $109,604,000 to $309,899,000, primarily due to a decrease in short-term borrowings of $96,062,000. During this period, we received cash of $1,388,008,000 from sales and maturities of investments, $175,815,000 from operating activities and $53,056,000 from the sale of assets. We used cash of $1,352,266,000 for the purchase of investments and $45,008,000 for additions to property, plant and equipment.

At December 31, 2001 and 2000, we had available various uncommitted short-term lines of credit from banks totaling $8,885,000 and $12,819,000, respectively. We had no borrowings against these lines at December 31, 2001 or 2000.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. At December 31, 2001, B&W was in violation of a covenant under the DIP Credit Facility caused by the acquisition of 80% of the common stock of a company for approximately $90,000. We received a consent from the lenders to remedy this default on March 18, 2002. We had no borrowings outstanding under this facility at December 31, 2001 or 2000. Letters of credit outstanding under the DIP Credit Facility at December 31, 2001 totaled approximately $116,000,000. This facility is scheduled to expire in March 2003. We plan to negotiate an extension and expect to be successful. See Note 20 to the consolidated financial statements for further information on the DIP Credit Facility.

At December 31, 2001, MII was a maker or guarantor on $33,921,000 of letters of credit issued in connection with B&W operations prior to its Chapter 11 filing. In addition, MII, MI and BWICO have agreed to indemnify B&W for any customer draw on $64,119,000 in letters of credit which have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of B&W’s Chapter 11 filing. We believe that B&W has never had a letter of credit drawn on by a customer. However, MII, MI and BWICO do not currently have sufficient cash or other liquid resources available, either individually or combined, to satisfy their maker, guarantor or indemnity obligations to letter of credit issuers of B&W should customer draws occur on a significant amount of these letters of credit.

On the day before B&W’s Chapter 11 filing, February 21, 2000, we also entered into other financing arrangements providing financing to the balance of our operations. This financing, as amended on April 24, 2000, consists of the MII Credit Facility and a $200,000,000 credit facility for JRM and its subsidiaries (the “JRM Credit Facility”). Each facility is with a group of lenders, for which Citibank, N.A. is acting as the administrative agent.

The MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 to the borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit and may be used to reimburse issuers for drawings under certain outstanding letters of credit totaling $38,292,000 issued for the benefit of B&W and its subsidiaries. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $200,000,000. This facility is secured by a collateral account funded with various U.S. government securities with a minimum marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings outstanding. We had no borrowings against this facility at December 31, 2001 and borrowings of $10,000,000 at December 31, 2000. Letters of credit outstanding at December 31, 2001 were approximately $60,830,000. This facility is scheduled to expire in March 2003. We plan to negotiate an extension and expect to be successful. We plan to reduce this facility by $100,000,000 in 2002.

The JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200,000,000. The facility is subject to certain financial and non-financial covenants. We had no borrowings against this facility at December 31, 2001 and borrowings of $50,000,000 at December 31, 2000. Letters of credit outstanding under the JRM Credit Facility at December 31, 2001 totaled approximately $81,000,000. This facility is scheduled to expire in March 2003. We plan to negotiate an extension and expect to be successful.

At December 31, 2001, we had total cash, cash equivalents and investments of $527,915,000. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of our investments at December 31, 2001 was $331,003,000. As of December 31, 2001, we had pledged approximately $45,805,000 fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements. In addition, as of December 31, 2001, we had pledged investment portfolio assets having a fair market value of approximately $211,000,000 to secure our obligations under the MII Credit Facility. We reduced this pledge by approximately $100,000,000 on March 7, 2002. We had free cash available totaling approximately $74,000,000 at December 31, 2001.

On March 15, 2002, MI fully repaid its remaining 9.375% notes. As of December 31, 2001, MI had repurchased a total of $16,067,000 principal amount of these notes, resulting in an extraordinary net after tax gain of $835,000. Subsequent to December 31, 2001 and prior to March 15, 2002, MI repurchased an additional $12,706,000 principal amount at a cost totaling $12,181,050 (excluding accrued interest). In order to repay these notes, on February 22, 2002, MI executed its right pursuant to a stock purchase and sale agreement with MII (the “Intercompany Agreement”). Under this agreement, MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII Common Stock and one share of MII Series A Participating Preferred Stock held by MI since prior to the 1982 reorganization transaction under which MII became the parent of MI. MI received approximately $243,000,000 from the exercise of the Intercompany Agreement. MII funded that payment by (1) receiving dividends of $80,000,000 from JRM and of $20,000,000 from one of our captive insurance companies and (2) reducing its short-term investments and cash and cash equivalents. These proceeds were subject to U.S. federal, state and other applicable taxes and we recorded a tax provision totaling approximately $85,400,000 at December 31, 2001. The following projected liquidity position includes the payment of these taxes. Payment of this amount may put a strain on our liquidity.

Our cash requirements as of December 31, 2001 under current contractual obligations are as follows:

		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Long-term debt	$305,388	$209,018	$11,710	$17,421	$67,239
Capital leases	$4,521	$482	$1,126	$1,227	$1,686
Operating leases	$67,240	$6,814	$8,787	$5,108	$46,531
Note: Less than 1 Year includes MI’s remaining 9.375% Notes totaling approximately $209,000,000, which were repaid by March 15, 2002.

Our contingent commitments, excluding amounts guaranteed related to B&W, under letters of credit currently outstanding expire as follows:

	Less than	1-2	After 2
Total	1 Year	Years	Years

(In thousands)
$213,471	$132,173	$65,931	$15,367

Our projected liquidity position for 2002, subsequent to our payment of MI’s 9.375% notes on March 15, 2002, is summarized below:

(In thousands)
Cash, cash equivalents and investments	$26,000
Available balance of JRM Credit Facility	108,000
Available balance of MII Credit Facility	33,000
Available uncommitted short-term lines of credit	9,000

Total available cash resources	176,000
Projected liquidity requirements for 2002	125,000

Projected excess cash resources available for 2002	$51,000

We anticipate incurring negative cash flows in the first three quarters of 2002 and to return to a positive cash flow in the fourth quarter. We expect to meet capital expenditure, working capital and debt maturity requirements from cash and cash equivalents, short-term borrowings and the sale of HPC.

We have included capital expenditures of approximately $112,000,000, of which approximately $38,000,000 has been approved, in our projected cash requirements for 2002.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 2001 substantially all the net assets of MI were subject to those restrictions. At December 31, 2001, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $71,000,000.

Our two surety companies notified us in the first quarter of 2001 that they are no longer willing to issue bonds on our behalf. We obtain surety bonds in the ordinary course of business of several of our operations to secure contract bids and to meet the bonding requirements of various construction and other contracts with customers. We are currently canvassing the surety market to obtain additional bonding capacity. Since we received the notice from our surety companies, we have been satisfying most of our bonding requirements by letters of credit and enhanced contract terms and conditions. However, if we fail to obtain replacement bonding capacity, our ability to secure customer contracts and pursue additional projects in the future may be materially adversely affected. As of December 31, 2001, MII guaranteed previously issued surety bonds of $169,000,000, $150,000,000 of which were issued in connection with business operations of B&W and its subsidiaries. We do not believe that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bonds.

MI and its subsidiaries are unable to incur additional long-term debt obligations under one of MI’s public debt indentures, other than in connection with certain extension, renewal or refunding transactions.

We expect MI to experience negative cash flows in 2002, primarily due to tax payments on the exercise of MI’s rights under the Intercompany Agreement. MI expects to meet its cash needs through short-term borrowings by BWXT on the MII Credit Facility, sale of assets, obtaining loans from either JRM or MII, a capital contribution from MII or some combination thereof. While we expect MI’s cash flow to improve in 2003, MI’s lack of liquidity poses substantial risk in the short term.

As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the “Pre-Petition Inter-company Payables”) and other creditors during the pendency of the bankruptcy case, without the Bankruptcy Court’s approval.

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

In September 2001, Moody’s Investor Service lowered MI’s credit rating from BA3 to B2. JRM’s credit rating remained unchanged at BA3. Our rating by Standard & Poors remained unchanged at B. This downgrade by Moody’s Investor Service has impacted our cost of capital and could impact our access to capital.

As a result of the impact of the September 11, 2001, terrorist attacks, our insurers have indicated that we will incur higher costs, higher deductibles and more restrictive terms and conditions as we renew our historical insurance coverages in the future. We expect to continue to maintain coverage that we consider adequate at rates that we consider economical. However, some previously insured risks may no longer be insurable, or insurance to cover them may be available only at rates that we consider uneconomical.

We have evaluated and expect to continue evaluating possible strategic acquisitions. At any given time we may be engaged in discussions or negotiations or enter into agreements relating to potential acquisition transactions.

NEW ACCOUNTING STANDARDS

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, which adds to the guidance related to accounting for derivative instruments and hedging activities. SFAS No. 133 requires us to recognize all derivatives on our consolidated balance sheet at their fair values. Our initial adoption of SFAS No. 133, as amended by SFAS No. 138, had no material effect on our consolidated financial position or results of operations.

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method. SFAS No. 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS No. 141 will have no effect on our consolidated financial position or results of operations. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. For the year ended December 31, 2001, we had amortized approximately $19,480,000 of goodwill. We are reviewing the effect SFAS

No. 142 will have on our consolidated financial position and results of operations and based on current conditions do not expect to incur a material transition goodwill impairment charge as of January 1, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are reviewing the effect SFAS No. 143 will have on our consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Pronouncements Bulletin No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are reviewing the effect SFAS No. 144 will have on our consolidated financial position and results of operations following adoption, and do not expect any impact on transition at January 1, 2002.

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

We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of these obligations have fixed interest rates. We have exposure to changes in interest rates on our short-term uncommitted lines of credit and our unsecured and committed revolving credit facilities (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources). At December 31, 2001, we had no borrowings against these short-term facilities. At December 31, 2000, we had borrowed $60,000,000 against these facilities.

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

Principal Amount by Expected Maturity
(In thousands)

At December 31, 2001:

	Years Ending December 31,							Fair Value
								at December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	2001

Investments	$81,411	$227,270	$2,700	$—	$—	$—	$311,381	$331,003
Average Interest Rate	4.54%	3.20%	5.25%
Long-term Debt- Fixed Rate	$209,018	$11,501	$209	$11,715	$5,706	$67,239	$305,388	$292,849
Average Interest Rate	9.37%	8.14%	5.79%	7.77%	7.32%	8.27%

At December 31, 2000:

	Years Ending December 31,							Fair Value
								at December 31,
	2001	2002	2003	2004	2005	Thereafter	Total	2000

Investments	$203,715	$45,081	$97,740	$5,100	$15,320	$—	$366,956	$361,062
Average Interest Rate	5.76%	5.40%	5.20%	5.00%	5.50%
Long-term Debt- Fixed Rate	—	$226,866	$9,500	—	$11,500	$75,820	$323,686	$297,832
Average Interest Rate		9.33%	9.00%		7.81%	8.20%

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

At December 31, 2001 (all forward contracts are expected to mature in 2002):

	Year Ending	Fair Value	Average Contractual
Foreign Currency	December 31, 2002	at December 31, 2001	Exchange Rate

Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:
Indonesian Rupiah	$14,249	$(722)	10667.600
Australian Dollar	$11,161	$(844)	0.549
Euro	$10,017	$(250)	0.912
Singapore Dollar	$7,390	$(127)	1.810
Forward Contracts to Sell Foreign Currencies for U.S. Dollars:
Euro	$385	$(1)	0.900
Pound Sterling	$340	$(11)	1.460

At December 31, 2000:

					Average Contractual
	Years Ending December 31,				Exchange Rate
				Fair Value
	2001	2002	Total	at December 31, 2000	2001	2002

Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:
Australian Dollar	$2,423	$10,611	$13,034	$77	0.553	0.551
Euro	$10,735	$928	$11,663	$31	0.945	0.899
Forward Contracts to Sell Foreign Currencies for U.S. Dollars:
Euro	$484	$163	$647	$(23)	0.902	0.908
Pound Sterling	$3,308	$—	$3,308	$37	1.500

THE BABCOCK & WILCOX COMPANY

Currently, B&W’s operations are subject to the jurisdiction of the Bankruptcy Court and, as a result, our access to cash flows of B&W and its subsidiaries’ is restricted. In addition, due to covenants in the DIP Credit Facility, B&W is restricted to certain types of investment instruments. At December 31, 2001, all of B&W’s investments are reported as cash equivalents and consist of investments in a money market mutual fund and Eurodollar time deposits. B&W has exposure to market risk from changes in interest rates on these short-term investments.

B&W has exposure to changes in interest rates on the DIP Credit Facility. At December 31, 2001 and 2000, B&W had no borrowings against this facility. B&W also has exposure to changes in interest rates on its long-term debt obligations which totaled $4,667,000 at December 31, 2001. This debt currently bears interest at 3.25%, matures $50,000 per year over the next five years and has an estimated fair value of $4,667,000.

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

Exchange Rate Sensitivity

The following table provides information about B&W’s foreign currency forward contracts and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

Contract Amount by Expected Maturity
(In thousands)

At December 31, 2001:

						Average Contractual
	Years Ending December 31,				Fair Value	Exchange Rate
					at December 31,
	2002	2003	2004	Total	2001	2002	2001	2000

Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:
Canadian Dollar	$89,076	$9,530	$11,562	$110,168	$(6,043)	1.516	1.470	1.466
Forward Contracts to Sell Foreign Currencies for U.S. Dollars:
Canadian Dollar	$36,992	$—	—	$36,992	$208	1.587	—	—
Euro	$1,263	1,083	—	$2,346	$5	0.922	0.947	—

At December 31, 2000:

							Average Contractual
	Years Ending December 31,					Fair Value	Exchange Rate
						at December 31,
	2001	2002	2003	2004	Total	2000	2001	2002	2003	2004

Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:
Canadian Dollar	$81,077	$49,508	$9,530	$11,562	$151,677	$(3,434)	1.455	1.462	1.470	1.466
Japanese Yen	$3,495	—	—	—	$3,495	$(140)	108.85	—	—	—
Danish Kroner	$2,314	—	—	—	$2,314	$(27)	7.887	—	—	—
Euro	$1,145	—	—	—	$1,145	$26	0.912	—	—	—
Forward Contracts to Sell Foreign Currencies for U.S. Dollars:
Canadian Dollar	$33,857	$2,676	—	—	$36,533	$697	1.469	1.457	—	—
Euro	$3,020	—	—	—	$3,020	$339	1.086	—	—	—

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
McDermott International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive loss, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and the nine-month period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 20 to the consolidated financial statements, in late 1999, The Babcock & Wilcox Company (“B&W”), a subsidiary of the Company, experienced a greater-than-anticipated increase in the amounts demanded to settle certain asbestos-related claims. As a result, on February 22, 2000, B&W filed a voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In addition, during 2001 (subsequent to the Filing), the B&W asbestos claimants committee and future claims representative asserted that certain assets transferred by B&W to its parent as part of a corporate reorganization during fiscal year 1999 should be returned to B&W. A ruling in favor of the Company was issued by the Bankruptcy Judge on February 8, 2002; however, the ultimate resolution of this matter is uncertain. Those increased demands, the Chapter 11 filing and the transferred asset claims result in increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos-related claims, the recovery of the Company’s net investment in B&W of $186,966,000 at December 31, 2001 and the realization of certain assets subject to the corporate reorganization. Also, see Note 21 regarding liquidity matters that result from the filing.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2002, except for Note 22,
as to which the date is March 18, 2002.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2001	2000

	(In thousands)
Current Assets:
Cash and cash equivalents	$196,912	$84,620
Investments	158,000	34,440
Accounts receivable – trade, net	145,786	181,422
Accounts receivable from The Babcock & Wilcox Company	3,681	12,308
Accounts and notes receivable – unconsolidated affiliates	69,647	31,155
Accounts receivable – other	34,843	56,189
Contracts in progress	101,124	90,142
Inventories	7,284	11,733
Deferred income taxes	60,604	56,805
Other current assets	21,618	28,022

Total Current Assets	799,499	586,836

Property, Plant and Equipment:
Land	21,217	21,274
Buildings	147,843	143,461
Machinery and equipment	1,043,923	1,038,659
Property under construction	37,545	36,160

	1,250,528	1,239,554
Less accumulated depreciation	885,889	874,198

Net Property, Plant and Equipment	364,639	365,356
Investments:
Government obligations	173,003	280,208
Other investments	—	46,547

Total Investments	173,003	326,755

Investment in The Babcock & Wilcox Company	186,966	186,966

Accounts Receivable from The Babcock & Wilcox Company	17,489	18,193

Goodwill Less Accumulated Amortization of $67,173,000 and $50,579,000 at December 31, 2001 and 2000, respectively	330,705	350,939

Prepaid Pension Costs	152,510	134,307

Other Assets	79,029	86,275

TOTAL	$2,103,840	$2,055,627

See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2001	2000

	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$209,506	$96,346
Accounts payable	122,401	114,184
Accounts payable to The Babcock & Wilcox Company	34,098	53,073
Accrued employee benefits	93,124	57,578
Accrued liabilities – other	195,842	235,176
Accrued contract cost	26,367	32,867
Advance billings on contracts	171,593	71,612
U.S. and foreign income taxes payable	123,985	29,391

Total Current Liabilities	976,916	690,227

Long-Term Debt	100,393	323,157

Accumulated Postretirement Benefit Obligation	23,536	28,276

Environmental and Products Liabilities	15,083	10,294

Self-Insurance	67,878	89,163

Other Liabilities	149,924	137,907

Commitments and Contingencies. (Note 11)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 63,733,257 and 62,582,382 shares at December 31, 2001 and 2000, respectively	63,733	62,582
Capital in excess of par value	1,077,148	1,062,511
Accumulated deficit	(250,924)	(230,902)
Treasury stock at cost, 2,005,792 and 2,005,042 shares at December 31, 2001 and 2000, respectively	(62,736)	(62,736)
Accumulated other comprehensive loss	(57,111)	(54,852)

Total Stockholders’ Equity	770,110	776,603

TOTAL	$2,103,840	$2,055,627

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

	(In thousands, except per share amounts)
Revenues	$1,969,806	$1,877,753	$1,891,088

Costs and Expenses:
Cost of operations	1,715,677	1,664,481	1,581,026
Losses on asset disposals and impairments – net	3,733	2,800	1,720
Selling, general and administrative expenses	204,141	191,598	217,679

	1,923,551	1,858,879	1,800,425

Equity in Income (Loss) from Investees	34,304	(9,741)	(10,982)

Operating Income	80,559	9,133	79,681

Other Income (Expense):
Interest income	19,561	27,121	32,126
Interest expense	(39,663)	(43,709)	(35,743)
Gain on sale of McDermott Engineers & Constructors (Canada) Ltd.	27,996	—	—
Curtailments and settlements of employee benefit plans	(4,000)	(5,297)	(37,028)
Other-net	6,825	2,775	(3,938)

	10,719	(19,110)	(44,583)

Income (Loss) before Provision for Income Taxes and Extraordinary Item	91,278	(9,977)	35,098
Provision for Income Taxes	112,135	12,105	34,658

Net Income (Loss) before Extraordinary Item	(20,857)	(22,082)	440
Extraordinary Item, net of taxes of $450,000	835	—	—

Net Income (Loss)	$(20,022)	$(22,082)	$440

Earnings (Loss) per Common Share:
Basic:
Income (Loss) before Extraordinary Item	$(0.34)	$(0.37)	$0.01
Net Income (Loss)	$(0.33)	$(0.37)	$0.01
Diluted:
Income (Loss) before Extraordinary Item	$(0.34)	$(0.37)	$0.01
Net Income (Loss)	$(0.33)	$(0.37)	$0.01

Cash Dividends:
Per Common Share	$—	$0.10	$0.15

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

		(In thousands)
Net Income (Loss)	$(20,022)	$(22,082)	$440
Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(4,826)	(11,615)	4,061
Reclassification adjustment for purchase of minority interest in JRM in the nine-month period ended December 31, 1999	—	—	(5,695)
Sales of investments in foreign entities	1,513	(6,077)	—
Unrealized losses on derivative financial instruments:
Unrealized losses on derivative financial instruments	(2,506)	—	—
Reclassification adjustment for losses included in net income	266	—	—
Minimum pension liability adjustment:
Deconsolidation of The Babcock & Wilcox Company	—	2,562	—
Net of taxes (benefits) of ($1,554,000), ($1,250,000) and $1,417,000 in the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively	(2,849)	2,372	(2,066)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period, net of taxes (benefits) of $30,000, $210,000 and ($391,000) in the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively	9,286	4,887	(10,804)
Reclassification adjustment for (gains) losses included in net income, net of benefits of $162,000 and $3,000 in the year ended December 31, 2001 and the nine-month period ended December 31, 1999, respectively	(3,143)	—	169

Other Comprehensive Loss	(2,259)	(7,871)	(14,335)

Comprehensive Loss	$(22,281)	$(29,953)	$(13,895)

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital		Other		Total
			in Excess	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Par Value	of Par Value	Deficit	Loss	Stock	Equity

			(In thousands, except for share amounts)
Balance March 31, 1999	61,147,775	$61,148	$1,028,393	$(200,432)	$(32,644)	$(62,731)	$793,734

Net income	—	—	—	440	—	—	440
Minimum pension liability	—	—	—	—	(2,066)	—	(2,066)
Loss on investments	—	—	—	—	(10,635)	—	(10,635)
Translation adjustments	—	—	—	—	(1,635)	—	(1,635)
Common stock dividends	—	—	—	(8,912)	—	—	(8,912)
JRM equity transactions	—	—	656	—	—	—	656
JRM merger	15,836	16	12,983	—	—	—	12,999
Exercise of stock options	68,532	69	1,376	—	—	—	1,445
Tax benefit on stock options	—	—	684	—	—	—	684
Restricted stock purchases – net	93,785	93	—	—	—	—	93
Contributions to thrift plan	299,506	299	4,686	—	—	—	4,985
Stock based compensation charges	—	—	70	—	—	—	70

Balance December 31, 1999	61,625,434	61,625	1,048,848	(208,904)	(46,980)	(62,731)	791,858

Net Loss	—	—	—	(22,082)	—	—	(22,082)
Minimum pension liability	—	—	—	—	4,933	—	4,933
Gain on investments	—	—	—	—	4,887	—	4,887
Translation adjustments	—	—	—	—	(11,615)	—	(11,615)
Common stock dividends	—	—	—	(5,993)	—	—	(5,993)
Exercise of stock options	3,851	4	14	—	—	—	18
Vesting of deferred stock units	947	1	—	—	—	—	1
Restricted stock purchases – net	40,000	40	(42)	—	—	—	(2)
Directors stock plan	1,863	2	—	—	—	—	2
Contributions to thrift plan	910,287	910	7,602	—	—	—	8,512
Sale of investments in foreign entities	—	—	—	6,077	(6,077)	—	—
Purchase of treasury shares	—	—	—	—	—	(5)	(5)
Stock based compensation charges	—	—	6,089	—	—	—	6,089

Balance December 31, 2000	62,582,382	62,582	1,062,511	(230,902)	(54,852)	(62,736)	776,603

Net loss	—	—	—	(20,022)	—	—	(20,022)
Minimum pension liability	—	—	—	—	(2,849)	—	(2,849)
Gain on investments	—	—	—	—	6,143	—	6,143
Translation adjustments	—	—	—	—	(3,313)	—	(3,313)
Unrealized loss on derivatives	—	—	—	—	(2,240)	—	(2,240)
Exercise of stock options	11,674	12	98	—	—	—	110
Vesting of deferred stock units	100,701	101	(101)	—	—	—	—
Restricted stock purchases – net	324,007	324	(347)	—	—	—	(23)
Directors stock plan	2,550	2	—	—	—	—	2
Contributions to thrift plan	711,943	712	7,272	—	—	—	7,984
Stock based compensation charges	—	—	7,715	—	—	—	7,715

Balance December 31, 2001	63,733,257	$63,733	$1,077,148	$(250,924)	$(57,111)	$(62,736)	$770,110

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(20,022)	$(22,082)	$440

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62,371	63,890	67,649
Income or loss of investees, less dividends	2,616	23,850	15,188
Loss on asset disposals and impairments – net	3,733	2,800	1,720
Provision for deferred taxes	9,070	21,572	5,432
Gain on sale of McDermott Engineers & Constructors (Canada) Ltd.	(27,996)	—	—
Extraordinary gain	(835)	—	—
Deconsolidation of The Babcock & Wilcox Company	—	(19,424)	—
Other	1,112	12,880	1,858
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(31,066)	29,554	(43,704)
Accounts payable	28,337	12,148	(13,194)
Inventories	4,293	(4,134)	(4,784)
Net contracts in progress and advance billings	82,088	(18,231)	10,641
Income taxes	95,312	(16,499)	(2,943)
Accrued liabilities	(32,107)	(40,680)	11,031
Products and environmental liabilities	3,085	(10,332)	42,550
Other, net	(4,176)	(87,023)	(35,627)
Proceeds from insurance for products liability claims	—	26,427	169,523
Payments of products liability claims	—	(23,782)	(230,998)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	175,815	(49,066)	(5,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of minority interest	—	—	(528,215)
Acquisitions	(644)	(2,707)	—
Purchases of property, plant and equipment	(45,008)	(49,300)	(52,801)
Purchases of available-for-sale securities	(1,352,266)	(114,449)	(97,627)
Maturities of available-for-sale securities	161,901	108,437	404,982
Sales of available-for-sale securities	1,226,107	26,382	213,330
Proceeds from asset disposals	53,056	4,778	3,577
Investments in equity investees	(800)	(1,132)	(7,190)
Other	(162)	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	42,184	(27,991)	(63,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(15,110)	(2)	(30,868)
Increase (decrease) in short-term borrowing	(96,062)	9,676	86,412
Issuance of common stock	1,000	47	1,538
Issuance of subsidiary’s stock	—	—	3,253
Dividends paid	—	(8,972)	(8,889)
Purchase of McDermott International, Inc. stock	—	(5)	—
Other	4,500	(999)	(1,436)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(105,672)	(255)	50,010

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(35)	(802)	383

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,292	(78,114)	(18,769)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,620	162,734	181,503

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,912	$84,620	$162,734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$38,166	$44,872	$31,548
Income taxes (net of refunds)	$(2,057)	$12,402	$42,262

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but have significant influence over. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at December 31, 2001.

McDermott International, Inc. (“MII”) is the parent company of the McDermott group of companies, which includes:

•	J. Ray McDermott, S.A. (“JRM”), a Panamanian subsidiary of MII, and its consolidated subsidiaries;

•	McDermott Incorporated (“MI”), a Delaware subsidiary of MII, and its consolidated subsidiaries;

•	Babcock & Wilcox Investment Company (“BWICO”), a Delaware subsidiary of MI;

•	BWX Technologies, Inc. (“BWXT”), a Delaware subsidiary of BWICO, and its consolidated subsidiaries; and

•	The Babcock & Wilcox Company (“B&W”), an unconsolidated Delaware subsidiary of BWICO.

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos liability. As of February 22, 2000, B&W’s operations are subject to the jurisdiction of the Bankruptcy Court and, as a result, our access to cash flows of B&W and its subsidiaries is restricted.

Due to the bankruptcy filing, beginning on February 22, 2000, we no longer consolidate B&W financial results in our consolidated financial statements, and we present our investment in B&W on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based on the applicable circumstances and facts at such time, including the terms of any plan of reorganization. The filing results in increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of MII’s net investment in B&W which was $186,966,000 at December 31, 2001. At December 31, 2001, MII’s investment exceeds the underlying net assets of B&W by $6,988,000. See Note 20 for further information on B&W’s asbestos liabilities and condensed consolidated financial information of B&W.

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

Investments

Our investments, primarily government obligations and other debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss. We classify investments available for current operations in the balance sheet as current assets, while we classify investments held for long-term purposes as non-current assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other income (expense). The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss. We report foreign currency transaction gains and losses in income. We have included in other income (expense) transaction gains (losses) of ($1,749,000), $3,533,000 and ($1,651,000) for the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively.

Contracts and Revenue Recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the product or activity involved. Certain partnering contracts contain a risk-and-reward element, whereby a portion of total compensation is tied to the overall performance of the alliance partners. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. We make provisions for all known or anticipated losses. Variations from estimated contract performance could result in a material adjustment to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when collection is probable. At December 31, 2001 and 2000, we have included in accounts receivable approximately $19,484,000 relating to commercial contracts claims whose final settlement is subject to future determination through negotiations or other procedures which had not been completed.

	December 31,

	2001	2000

	(In thousands)
Included in Contracts in Progress:
Costs incurred less costs of revenue recognized	$46,873	$23,568
Revenues recognized less billings to customers	54,251	66,574

Contracts in Progress	$101,124	$90,142

	December 31,

	2001	2000

	(In thousands)
Included in Advance Billings on Contracts:
Billings to customers less revenues recognized	$222,406	$134,117
Costs incurred less costs of revenue recognized	(50,813)	(62,505)

Advance Billings on Contracts	$171,593	$71,612

We are usually entitled to financial settlements relative to the individual circumstances of deferrals or cancellations of Power Generation Systems’ contracts. We do not recognize those settlements or claims for additional compensation until we reach final settlements with our customers.

We have included in accounts receivable – trade the following amounts representing retainages on contracts:

	December 31,

	2001	2000

	(In thousands)
Retainages	$32,156	$34,825

Retainages expected to be collected after one year	$13,082	$10,094

Of the long-term retainages at December 31, 2001, we anticipate collecting $8,258,000 in 2003, $4,778,000 in 2004 and $46,000 in 2006.

Inventories

We carry our inventories at the lower of cost or market. We determine cost on an average cost basis. Inventories are summarized below:

	December 31,

	2001	2000

	(In thousands)
Raw Materials and Supplies	$5,028	$7,412
Work in Progress	739	1,895
Finished Goods	1,517	2,426

Total Inventories	$7,284	$11,733

Comprehensive Income (Loss)

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31,

	2001	2000

	(In thousands)
Currency Translation Adjustments	$(50,402)	$(47,089)
Net Unrealized Gain (Loss) on Investments	1,301	(4,842)
Net Unrealized Loss on Derivative Financial Instruments	(2,240)	—
Minimum Pension Liability	(5,770)	(2,921)

Accumulated Other Comprehensive Loss	$(57,111)	$(54,852)

Warranty Expense

We accrue estimated expense to satisfy contractual warranty requirements, primarily of our Power Generation Systems segment, when we recognize the associated revenue on the related contracts. With respect to JRM, we include warranty costs as a component of our total contract cost estimate to satisfy contractual requirements. In addition, we make specific provisions where we expect the actual costs of a warranty to significantly exceed the accrued estimates. Such provisions could have a material effect on our consolidated financial position, results of operations and cash flows.

Environmental Clean-up Costs

We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility’s life, which is a requirement of our licenses from the Nuclear Regulatory Commission. We reflect the accruals, based on the estimated cost of those activities and net of any cost-sharing arrangements, over the economic useful life of each facility, which we typically estimate at 40 years. The total estimated cost of future decommissioning of our nuclear facilities is estimated to be $32,024,000, of which we have recorded $9,291,000 in other liabilities. We adjust the estimated costs as further information develops or circumstances change. We do not discount costs of future expenditures for environmental clean-up to their present value. An exception to this accounting treatment relates to the work we perform for one facility, for which the U.S. Government will pay all the decommissioning costs. We recognize recoveries of environmental clean-up costs from other parties as assets when we determine their receipt is probable.

Research and Development

Research and development activities are related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. We charge to operations the costs of research and development that is not performed on specific contracts as we incur them. These expenses totaled approximately $11,888,000, $15,748,000 and $17,047,000 in the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively. In addition, our customers paid for expenditures we made on research and development activities of approximately $46,635,000, $34,838,000 and $18,487,000 in the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively.

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

Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of 8 to 40 years for buildings and 2 to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation, and 50% of cumulative straight-line depreciation. Our depreciation expense was $39,603,000, $39,270,000 and $47,415,000 for the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively.

We expense the costs of maintenance, repairs and renewals which do not materially prolong the useful life of an asset as we incur them except for drydocking costs. We accrue estimated drydock costs, including labor, raw materials, equipment and regulatory fees, for our marine fleet over the period of time between drydockings, which is generally 3 to 5 years. We accrue drydock costs in advance of the anticipated future drydocking, commonly known as the “accrue in advance” method. Actual drydock costs are charged against the liability when incurred and any differences between actual costs and accrued costs are recognized over the remaining months of the drydock cycle. Such differences could have a material effect on our consolidated financial position, results of operations and cash flows.

Goodwill

The majority of our goodwill pertains to the acquisition of minority interest in JRM (see Note 2). We amortize goodwill on a straight-line basis, using a twenty-year period for the JRM minority interest acquisition, a forty-year period for the B&W acquisition, and periods of ten to twenty years for all other goodwill. Following are the changes in the carrying amount of goodwill:

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

	(In thousands)
Balance at beginning of period	$350,939	$444,220	$125,436
Acquisition of minority interest in JRM	—	—	333,219
Deconsolidation of B&W	—	(78,897)	—
Acquisition of various business units of the Ansaldo Volund Group	(1,109)	5,745	—
Other acquisitions	1,081	—	—
Sale of MECL	(524)	—	—
Amortization expense	(19,480)	(20,130)	(14,434)
Translation adjustments and other miscellaneous items	(202)	1	(1)

Balance at end of period	$330,705	$350,939	$444,220

For more information on acquisitions and dispositions see Note 2.

Other Intangible Assets

We have included other intangible assets, consisting primarily of rights to use technology and non-competition agreements, in other assets. Following are the changes in the carrying amount of other intangible assets:

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

		(In thousands)
Balance at beginning of period	$1,651	$8,083	$11,508
Additions (reductions)	(18)	977	—
Deconsolidation of B&W	—	(4,980)	—
Amortization expense – non-competition agreements	—	(267)	(2,409)
Amortization expense – technology rights	(560)	(2,162)	(1,016)

Balance at end of period	$1,073	$1,651	$8,083

Other Non-Current Assets

We have included deferred debt issuance costs and investments in oil and gas properties in other assets. We amortize deferred debt issuance cost as interest expense over the life of the related debt . We report depletion expense of investments in oil and gas properties as amortization expense. Following are the changes in the carrying amount of these assets:

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

	(In thousands)
Balance at beginning of period	$8,802	$6,264	$9,389
Additions	1,611	7,467	100
Reductions	—	—	(1,291)
Deconsolidation of B&W	—	(76)	—
Amortization expense – oil and gas investment	(797)	(543)	(661)
Interest expense – debt issuance costs	(2,738)	(4,310)	(1,273)

Balance at end of period	$6,878	$8,802	$6,264

Capitalization of Interest Cost

Interest is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Cost.” We incurred total interest of $41,040,000 in the year ended December 31, 2001, $46,098,000 in the year ended December 31, 2000 and $37,678,000 in the nine-month period ended December 31, 1999, of which we capitalized $1,377,000 in the year ended December 31, 2001, $2,389,000 in the year ended December 31, 2000, and $1,936,000 in the nine-month period ended December 31, 1999.

Cash Equivalents

Our cash equivalents are highly liquid investments, with maturities of three months or less when purchased, which we do not hold as part of our investment portfolio.

Derivative Financial Instruments

Our worldwide operations give rise to exposure to market risks from changes in foreign exchange rates. We use derivative financial instruments, primarily forward contracts, to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts which are denominated in currencies other than our operating entities’ functional currencies. We record these contracts at fair value on our consolidated balance sheet. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either offset against the change in fair value of the hedged firm commitment through earnings or deferred in stockholders’ equity (as a component of accumulated other comprehensive loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The gain or loss on a derivative financial instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on forward contracts that require immediate recognition are included as a component of other-net in our consolidated statement of income (loss).

Stock-Based Compensation

We follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our employee stock plans. Under APB 25, if the exercise price of the employee stock options equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period. Stock options granted to employees of B&W during the Chapter 11 filing are accounted for using the fair value method of SFAS No. 123 “Accounting for Stock-Based Compensation,” as B&W employees are not considered employees of MII for purposes of APB 25.

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

Nine-Month Period Ended
December 31,1998

(Unaudited)
(In thousands)

Revenues	$2,400,617

Costs and Expenses:
Cost of operations	1,986,172
Gain on asset disposals	(36,967)
Selling, general and administrative expenses	230,197

2,179,402

Equity in Income from Investees	14,277

Operating Income	235,492

Other Income:
Interest income	78,667
Interest expense	(49,137)
Minority interest	(61,369)
Curtailments and settlements of employee benefit plans	27,642
Other-net	693

(3,504)

Income before Provision for Income Taxes	231,988
Provision for Income Taxes	16,523

Net Income	$215,465

Earnings per common share:
Basic	$3.65
Diluted	$3.50

Cash Dividends per common share	$0.15

New Accounting Standards

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, which adds to the guidance related to accounting for derivative instruments and hedging activities. SFAS No. 133 requires us to recognize all derivatives on our consolidated balance sheet at their fair values. Our initial adoption of SFAS No. 133, as amended by SFAS No. 138, had no material effect on our consolidated financial position or results of operations.

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method. SFAS No. 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of SFAS No. 141 will have no effect on our consolidated financial position or results of operations. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. For the year ended December 31, 2001, we had amortized approximately $19,480,000 of goodwill. We are reviewing the effect SFAS No. 142 will have on our consolidated financial position and results of operations and based on current conditions do not expect to incur a material transition goodwill impairment charge as of January 1, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are reviewing the effect SFAS No. 143 will have on our consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Pronouncements Bulletin No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are reviewing the effect SFAS No. 144 will have on our consolidated financial position and results of operations following adoption, and do not expect any impact on transition at January 1, 2002.

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

In October 2001, we sold McDermott Engineers & Constructors (Canada) Ltd. (“MECL”) to Jacobs Canada Inc. (“Jacobs”), a wholly owned Canadian subsidiary of Jacobs Engineering Group, Inc. Under the terms of the sale, we received cash of $47,500,000, which is subject to certain adjustments, and retained certain liabilities, including environmental liabilities, executive termination and pension liabilities and professional fees, of MECL and its subsidiaries. The retained liabilities relate to prior operations of MECL and certain of its subsidiaries and are not debt obligations. We do not consider these liabilities significant. We sold our stock in MECL with a net book value of $11,904,000, including goodwill of $524,000. The estimated costs of the sale were $7,600,000. The sale resulted in a gain of $27,996,000 and tax expense of $2,400,000. Our consolidated income statement includes the following for MECL up to the date of sale:

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

Revenues	$507,223	$425,974	$309,174
Operating income	$9,984	$9,185	$5,730
Net income	$6,639	$8,059	$5,484

In June 2000, we acquired, through our Babcock & Wilcox Volund ApS (“B&W Volund”) subsidiary, various business units of the Ansaldo Volund Group, a group of companies owned by Finmeccanica S.p.A. of Italy. We acquired waste-to-energy, biomass, gasification and stoker-fired boiler businesses and projects, as well as an engineering and manufacturing facility in Esbjerg, Denmark from the Ansaldo Volund Group. B&W Volund is not a subsidiary of B&W, and is therefore not a party to B&W’s Chapter 11 bankruptcy filing.

We used the purchase method of accounting for this acquisition. We have included the operating results of B&W Volund in our consolidated financial results from the date of acquisition. The acquisition cost was $2,707,000 plus assumed liabilities, which resulted in goodwill of $5,745,000. We reduced goodwill by $1,109,000 in 2001 due to the adjustment of certain assumed liabilities.

B&W Volund acquired the BS Incineration business from FLS Miljo A/S, in October 2001. This acquisition was a natural complement to B&W Volund’s service business. The cost of the acquisition was $1,288,000. B&W Volund paid cash of $644,000 in October 2001 and will pay the remaining acquisition cost in June 2002. B&W Volund recorded goodwill of $1,081,000 on this acquisition. This acquisition is not considered significant.

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

The acquisition and the allocation of the purchase price were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. The aggregate purchase price was approximately $536,027,000, including direct acquisition costs of approximately $9,335,000. The aggregate purchase price also includes the fair value of the options assumed of approximately $7,323,000 and the fair value of the restricted shares issued of approximately $439,000. The goodwill acquired approximated $333,219,000. This acquisition eliminated the minority interest in JRM. We recorded minority interest expense of $4,005,000 related to JRM during the three-month period ended June 30, 1999.

NOTE 3 – EQUITY METHOD INVESTMENTS

We have included in other assets investments in our worldwide joint ventures and other entities that we account for using the equity method of $24,159,000 and $25,405,000 at December 31, 2001 and 2000, respectively. The undistributed earnings of our equity method investees were $12,929,000 and $18,371,000 at December 31, 2001 and 2000, respectively.

Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we accounted for using the equity method (unaudited):

	December 31,

	2001	2000

	(In thousands)
Current Assets	$412,926	$348,189
Non-Current Assets	58,949	73,793

Total Assets	$471,875	$421,982

Current Liabilities	$313,379	$265,808
Non-Current Liabilities	40,129	41,187
Owners’ Equity	118,367	114,987

Total Liabilities and Owners’ Equity	$471,875	$421,982

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

		(In thousands)
Revenues	$2,391,093	$1,428,578	$758,450
Gross Profit	$142,341	$83,771	$21,379
Income (Loss) before Provision for Income Taxes	$90,006	$48,244	$(1,473)
Provision for Income Taxes	14,907	1,650	5,302

Net Income (Loss)	$75,099	$46,594	$(6,775)

Revenues of equity method investees include $1,614,074,000, $766,353,000 and $196,237,000 of reimbursable costs recorded by limited liability companies in our Government Operations segment, wherein such costs are recorded as revenues and expenses, at December 31, 2001, 2000 and 1999, respectively. Our investment in equity method investees was less than our underlying equity in net assets of those investees based on stated ownership percentages by $30,395,000 at December 31, 2001. These differences are primarily related to the timing of distribution of dividends and various adjustments under generally accepted accounting principles.

The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. There is no expected relationship between the provision for income taxes and income before taxes. The taxation regimes vary not only with respect to nominal rate, but also with respect to the allowability of deductions, credits and other benefits. For certain of our U.S. investees, U.S. income taxes are the responsibility of the owner.

Reconciliation of net income per combined income statement information to income (loss) from investees per consolidated statement of income is as follows:

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

		(In thousands)
Equity income (loss) based on stated ownership percentages	$33,604	$17,619	$(8,220)
Impairment of investment in foreign joint venture	—	(5,996)	—
Costs to exit certain foreign joint ventures	—	(17,453)	(2,584)
Sale of shares in foreign joint venture	2,353	—	—
All other adjustments due to amortization of basis differences, timing of GAAP adjustments, dividend distributions and other adjustments	(1,653)	(3,911)	(178)

Income (loss) from investees	$34,304	$(9,741)	$(10,982)

On June 30, 2001, JRM, through one of its subsidiaries, entered into an agreement to sell its share in a foreign joint venture, Brown & Root McDermott Fabricators Limited. JRM received initial consideration in cash of approximately $7,400,000 for the sale, but is still negotiating a final sales price.

Our transactions with unconsolidated affiliates included the following:

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

		(In thousands)
Sales to	$240,935	$73,961	$92,052
Leasing activities (included in Sales to)	$81,194	$36,863	$73,019
Purchases from	$11,885	$3,751	$6,341
Dividends received	$36,920	$14,109	$4,206

Our accounts payable includes payables to unconsolidated affiliates of $3,219,000 and $7,357,000 at December 31, 2001 and 2000, respectively. Our property, plant and equipment includes cost of $130,959,000 and $63,704,000 and accumulated depreciation of $57,294,000 and $36,708,000, respectively, at December 31, 2001 and 2000 of marine equipment that was leased to an unconsolidated affiliate. Included in the year ended December 31, 2000 are charges of $23,449,000 to exit certain foreign joint ventures.

NOTE 4 – INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows:

	December 31,

	2001	2000

	(In thousands)
Deferred tax assets:
Accrued warranty expense	$149	$1,732
Accrued vacation pay	5,788	5,441
Accrued liabilities for self-insurance (including postretirement health care benefits)	11,944	12,297
Accrued liabilities for executive and employee incentive compensation	25,823	23,124
Investments in joint ventures and affiliated companies	3,755	4,066
Operating loss carryforwards	8,587	12,797
Environmental and products liabilities	6,087	5,079
Long-term contracts	17,392	15,776
Drydock reserves	9,429	5,701
Accrued interest	6,395	5,520
Deferred foreign tax credits	7,235	8,106
Other	18,422	17,607

Total deferred tax assets	121,006	117,246
Valuation allowance for deferred tax assets	(12,840)	(15,478)

Deferred tax assets	108,166	101,768

Deferred tax liabilities:
Property, plant and equipment	19,494	14,462
Prepaid pension costs	39,501	26,158
Investments in joint ventures and affiliated companies	2,710	2,737
Insurance and other recoverables	1,230	596
Other	3,270	2,832

Total deferred tax liabilities	66,205	46,785

Net deferred tax assets	$41,961	$54,983

Income (loss) before provision for income taxes and extraordinary item was as follows:

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

		(In thousands)
U.S.	$44,456	$15,645	$43,281
Other than U.S.	46,822	(25,622)	(8,183)

Income (loss) before provision for income taxes and extraordinary item	$91,278	$(9,977)	$35,098

The provision for income taxes consisted of:
Current:
U.S. – Federal	$90,278	$(13,795)	$4,026
U.S. – State and local	4,729	2,034	2,214
Other than U.S.	8,058	2,294	22,986

Total current	103,065	(9,467)	29,226

Deferred:
U.S. – Federal	12,211	22,514	8,434
U.S. – State and local	(368)	(1,098)	2,695
Other than U.S.	(2,773)	156	(5,697)

Total deferred	9,070	21,572	5,432

Provision for income taxes	$112,135	$12,105	$34,658

For the year ended December 31, 2001, our current provision for U.S. income taxes includes a charge of approximately $85,400,000 associated with the intended exercise of an intercompany stock purchase and sale agreement (see Note 22). Our current provision for other than U.S. income taxes in the years ended December 31, 2001 and 2000 includes a reduction of $4,133,000 and $573,000, respectively, for the benefit of net operating loss carryforwards. The provision for the nine-month period ended December 31, 1999 reflected a non-deductible loss of $37,810,000 on the curtailment of a foreign pension plan and non-deductible amortization of goodwill of $9,929,000 created by the premium we paid on the acquisition of the minority interest in JRM. Losses from foreign joint ventures which generated no corresponding tax benefit totaled $25,640,000 in the year ended December 31, 2000 and amortization of goodwill associated with the acquisition of the minority interest in JRM was $18,007,000 in the years ended December 31, 2001 and 2000. In addition, the years ended December 31, 2001 and 2000 included a tax benefit of $5,215,000 and $5,500,000 from favorable tax settlements in foreign jurisdictions and a provision for proposed Internal Revenue Service (“IRS”) tax deficiencies was recorded in the year ended December 31, 2001. The provision for income taxes for the year ended December 31, 2000 also included a provision of $3,800,000 for B&W for the pre-filing period and a benefit of $1,400,000 from the use of certain tax attributes in a foreign joint venture.

MII and JRM would be subject to withholding taxes on distributions of earnings from their U.S. subsidiaries and certain foreign subsidiaries. For the year ended December 31, 2001, the undistributed earnings of U.S. subsidiaries of MII and JRM were approximately $405,000,000. U.S. withholding taxes of approximately $121,500,000 would be payable upon distribution of these earnings. For the same period, the undistributed earnings of the foreign subsidiaries of such U.S. companies amounted to approximately $85,900,000. The unrecognized deferred U.S. income tax liability on these earnings is approximately $33,500,000. Withholding taxes of approximately $7,900,000 would be payable to the applicable foreign jurisdictions upon remittance of these earnings. We have not provided for any taxes, as we treat these earnings as indefinitely reinvested. There were no undistributed earnings of foreign subsidiaries of MII and JRM that would be subject to foreign withholding taxes that have not been provided for.

We reached settlements with the IRS concerning MI’s U.S. income tax liability through the fiscal year ended March 31, 1992, disposing of all U.S. federal income tax issues. The IRS has issued notices for MI for the fiscal years ended March 31, 1993 and 1994 and for MI and JRM for the fiscal year ended March 31, 1995 asserting deficiencies in the amount of taxes reported. We believe that any income taxes ultimately assessed against MI and JRM will not exceed amounts we have already provided for.

At December 31, 2001, we had a valuation allowance of $12,840,000 for deferred tax assets, which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that our remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences, future taxable income and, if necessary, the implementation of tax planning strategies involving sales of appreciated assets. Uncertainties that affect the ultimate realization of our deferred tax assets include the risk of incurring losses in the future and the possibility of declines in value of appreciated assets involved in the tax planning strategies we have identified. We have considered these factors in estimating our valuation allowance. We will continue to assess the adequacy of our valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to the financial statements.

We have foreign net operating loss carryforwards of approximately $18,851,000 available to offset future taxable income in foreign jurisdictions. Approximately $5,363,000 of the foreign net operating loss carryforwards expire in 2003 to 2007. We have domestic net operating loss carryforwards of approximately $7,294,000 available to offset future taxable income in domestic jurisdictions. The domestic net operating loss carryforwards expire in years 2009 to 2019.

NOTE 5 – LONG-TERM DEBT AND NOTES PAYABLE

	December 31,

	2001	2000

	(In thousands)
Long-term debt consists of:
Unsecured Debt:
Series A Medium Term Notes (maturing in 2003; interest at various rates ranging from 8.99% to 9.00%)	$9,500	$9,500
Series B Medium Term Notes (maturities ranging from 4 to 23 years; interest at various rates ranging from 7.57% to 8.75%)	64,000	64,000
9.375% Notes due March 15, 2002 ($208,808,000 principal amount)	208,789	224,884
9.375% Senior Subordinated Notes due 2006 ($1,234,000 principal amount)	1,218	1,215
Other notes payable through 2030 (interest at various rates ranging to 10%)	21,845	23,705
Secured Debt:
Capitalized lease obligations	4,521	111

	309,873	323,415
Less: Amounts due within one year	209,480	258

Long-term debt	$100,393	$323,157

	December 31,

	2001	2000

	(In thousands)
Notes payable and current maturities of long-term debt consist of:
Short-term lines of credit – unsecured	$—	$50,000
Short-term lines of credit – secured	—	10,000
Secured borrowings	—	33,838
Other notes payable	26	2,250
Current maturities of long-term debt	209,480	258

Total	$209,506	$96,346

Weighted average interest rate on short-term borrowings	9.37%	8.81%

The indentures relating to the 9.375% Notes due March 15, 2002 and the Series A and B Medium Term Notes contain certain restrictive covenants, including limitations on indebtedness, liens securing indebtedness, dividends and loans. As of December 31, 2001, MI had repurchased a total of $16,067,000 principal amount of the 9.375% notes, resulting in an extraordinary net after tax gain of $835,000. MI intends to repay these notes on March 15, 2002. See Note 22 for further information.

Maturities of long-term debt during the five years subsequent to December 31, 2001 are as follows: 2002 – $209,480,000; 2003 – $12,060,000; 2004 – $776,000; 2005 – $12,306,000; 2006 – $6,325,000.

At December 31, 2001 and 2000, we had available various uncommitted short-term lines of credit from banks totaling $8,885,000 and $12,819,000, respectively. We had no borrowings outstanding under these lines of credit as of December 31, 2001 or 2000.

On February 21, 2000, B&W and certain of its subsidiaries entered into a $300,000,000 debtor-in-possession revolving credit and letter of credit facility (the “DIP Credit Facility”) to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. At December 31, 2001, B&W was in violation of a covenant under the DIP Credit facility due to the acquisition of 80% of the common stock of a company for approximately $90,000. We received a consent from the lenders to remedy this default (see Note 22). We had no borrowings outstanding under this facility at December 31, 2001 or 2000. Letters of credit outstanding under the DIP Credit Facility at December 31, 2001 totaled approximately $116,000,000. This facility is scheduled to expire in March 2003. We plan to negotiate an extension and expect to be successful. See Note 20 for further information on the DIP Credit Facility.

On February 21, 2000, we also entered into other financing arrangements providing financing to the balance of our operations. This financing, as amended on April 24, 2000, consists of a $200,000,000 credit facility for MII, BWXT and Hudson Products Corporation (the “MII Credit Facility”) and

a $200,000,000 credit facility for JRM and its subsidiaries (the “JRM Credit Facility”). Each facility is with a group of lenders, for which Citibank, N.A. is acting as the administrative agent.

The MII Credit Facility consists of two tranches, each of which has a three-year term. One is a revolving credit facility that provides for up to $100,000,000 to the borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit and may be used to reimburse issuers for drawings under certain outstanding letters of credit totaling $38,292,000 issued for the benefit of B&W and its subsidiaries. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $200,000,000. This facility is secured by a collateral account funded with various U.S. government securities with a minimum marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings outstanding. We had no borrowings against this facility at December 31, 2001 and borrowings of $10,000,000 at December 31, 2000. Letters of credit outstanding at December 31, 2001 were approximately $60,830,000. The interest rate is Libor plus 0.425%, or prime depending upon notification to borrow. The interest rate at December 31, 2001 was 4.75%. Commitment fees under this facility totaled approximately $400,000 for the year ended December 31, 2001. This facility is scheduled to expire in March 2003. We plan to negotiate an extension. We plan to reduce this facility by $100,000,000 in 2002.

The JRM Credit Facility also consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200,000,000. The facility is subject to certain financial and non-financial covenants. We had no borrowings against this facility at December 31, 2001 and borrowings of $50,000,000 at December 31, 2000. Letters of credit outstanding under the JRM Credit Facility at December 31, 2001 totaled approximately $81,000,000. The interest rate is Libor plus 2%, or prime plus 1% depending upon notification to borrow. The interest rate at December 31, 2001 was 5.75%. Commitment fees under this facility totaled approximately $1,000,000 for the year ended December 31, 2001. This facility is scheduled to expire in March 2003. We plan to negotiate an extension.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At December 31, 2001, substantially all the net assets of MI were subject to those restrictions. At December 31, 2001, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $71,000,000.

MI and its subsidiaries are unable to incur any additional long-term debt obligations under one of MI’s public debt indentures, other than in connection with certain extension, renewal or refunding transactions.

NOTE 6 – PENSION PLANS AND POSTRETIREMENT BENEFITS

We provide retirement benefits, primarily through non-contributory pension plans, for substantially all our regular full-time employees. We do not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada or the United Kingdom. We base our salaried plan benefits on final average compensation and years of service, while we base our hourly plan benefits on a flat benefit rate and years of service. Our funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and, generally, to fund other pension plans as recommended by the respective plan actuaries and in accordance with applicable law.

We supply postretirement health care and life insurance benefits to our union employees based on our union contracts. In the year ended December 31, 2000, we curtailed retirement benefits on one of our union contracts and amended the pension plan to increase benefits for the employees affected by the curtailment resulting in a curtailment loss of $1,437,000.

In the nine-month period ended December 31, 1999, we curtailed a pension plan in the United Kingdom and increased the benefits payable to the employees affected by the curtailment. As a result, we recognized a curtailment loss of $37,810,000, of which $14,168,000 related to estimated excise taxes payable. We recognized an additional curtailment loss on this plan of $10,219,000 and $3,860,000 in the years ended December 31, 2001 and 2000 due to revisions in our expected share of the pension surplus. We are continuing to negotiate a settlement.

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31,		December 31,

	2001	2000	2001	2000

		(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,734,527	$1,742,249	$35,151	$120,595
Service cost	25,579	25,277	—	—
Interest cost	115,195	111,947	2,499	2,514
Plan participants’ contributions	—	—	—	—
Curtailments	10,219	3,860	—	(1,197)
Amendments	5,414	2,634	—	—
Transfers	1,321	—	—	—
Change in assumptions	37,019	42,817	1,392	2,207
Actuarial (gain) loss	14,823	26,348	280	(4,464)
Foreign currency exchange rate changes	(4,132)	(12,084)	—	—
Deconsolidation of B&W	—	(102,375)	—	(81,476)
Benefits paid	(106,537)	(106,146)	(3,927)	(3,028)

Benefit obligation at end of period	1,833,428	1,734,527	35,395	35,151

Change in plan assets:
Fair value of plan assets at beginning of period	1,943,562	2,052,666	—	—
Actual return on plan assets	(23,520)	101,264	—	—
Company contributions	12,899	17,560	3,927	3,028
Foreign currency exchange rate changes	(4,908)	(14,724)	—	—
Deconsolidation of B&W	—	(107,058)	—	—
Benefits paid	(106,503)	(106,146)	(3,927)	(3,028)

Fair value of plan assets at the end of period	1,821,530	1,943,562	—	—

Funded status	(11,898)	209,035	(35,395)	(35,151)
Unrecognized net obligation	(242)	(2,022)	—	—
Unrecognized prior service cost	14,550	11,730	—	—
Unrecognized actuarial (gain) loss	93,920	(142,211)	7,930	6,875

Net amount recognized	$96,330	$76,532	$(27,465)	$(28,276)

Amounts recognized in the balance sheet:
Prepaid benefit cost	$152,510	$134,307	$—	$—
Accrued benefit liability	(65,848)	(63,568)	(27,465)	(28,276)
Intangible asset	578	1,106	—	—
Accumulated other comprehensive income	9,090	4,687	—	—

Net amount recognized	$96,330	$76,532	$(27,465)	$(28,276)

Weighted average assumptions:
Discount rate	7.25%	7.46%	7.42%	7.50%
Expected return on plan assets	8.33%	8.32%	—	—
Rate of compensation increase	4.44%	4.48%	—	—

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.5% in 2008 and remain at that level thereafter.

	Pension Benefits			Other Benefits

			Nine Month			Nine-Month
	Year Ended		Period	Year Ended		Period
	December 31,		Ended	December 31,		Ended
			December 31,			December 31,
	2001	2000	1999	2001	2000	1999

			(In thousands)
Components of net periodic benefit cost (income):
Service cost	$25,579	$25,277	$24,080	$—	$—	$91
Interest cost	115,195	111,947	86,186	2,499	2,514	6,631
Expected return on plan assets	(145,738)	(145,066)	(113,943)	—	—	—
Amortization of prior service cost	2,600	2,589	2,234	—	—	—
Recognized net actuarial loss (gain)	(15,800)	(34,449)	(4,727)	718	542	644

Net periodic benefit cost (income)	$(18,164)	$(39,702)	$(6,170)	$3,217	$3,056	$7,366

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $187,166,000, $140,243,000 and $103,218,000, respectively, at December 31, 2001 and $171,815,000, $143,860,000 and $102,969,000, respectively, at December 31, 2000.

Assumed health care cost trend rates have a significant effect on the amounts we report for our health care plan. A one-percentage-point change in our assumed health care cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$102	$(96)
Effect on postretirement benefit obligation	$1,375	$(1,301)

Multiemployer Plans

One of B&W’s subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $2,428,000 and $5,336,000 in the year ended December 31, 2000, and the nine-month period ended December 31, 1999, respectively.

NOTE 7 – IMPAIRMENT OF LONG-LIVED ASSETS

Impairment losses to write-down property, plant and equipment to estimated fair values are summarized by segment as follows:

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

		(In thousands)
Property, plant and equipment and other assets:
Assets to be held and used:
Marine Construction Services	$—	$—	$1,456
Assets to be disposed of:
Marine Construction Services	6,318	3,346	766
Industrial Operations	—	833	—

Total	$6,318	$4,179	$2,222

Property, plant and equipment and other assets – assets to be held and used

During the nine-month period ended December 31, 1999, we identified certain long-lived assets that were no longer expected to recover their entire carrying value through future cash flows. We generally determined fair values based on sales prices of comparable assets. The assets included non-core, surplus and obsolete property and equipment and fabrication facilities in our Marine Construction Services segment.

Property, plant and equipment and other assets – assets to be disposed of

During the year ended December 31, 2001, our Marine Construction Services segment recorded an impairment loss totaling $6,318,000 to reduce an idled derrick barge to scrap value. Prior to impairment, the vessel had a net book value of approximately $6,913,000. We expect to sell the vessel for use as scrap material in 2002.

During the year ended December 31, 2000, our Marine Construction Services segment recorded impairment losses totaling $3,346,000. These provisions included $1,982,000 for salvaged structures which were written down to net realizable value, a $292,000 adjustment to a building for sale near London which we sold in 2001, and $1,072,000 of fixed assets in our Inverness facility.

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

NOTE 8 – SUBSIDIARIES’ STOCKS

JRM

During the nine-month period ended December 31, 1999, MII acquired all of the publicly held shares of JRM common stock (see Note 2).

NOTE 9 – CAPITAL STOCK

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

We issue shares of our common stock in connection with our 1996 Officer Long-Term Incentive Plan (and its predecessor programs), our 1997 Director Stock Program, our 1992 Senior Management Stock Option Plan and contributions to our Thrift Plan. At December 31, 2001 and 2000, 9,026,795 and 10,046,426 shares of common stock, respectively, were reserved for issuance in connection with those plans.

MII Preferred Stock

At December 31, 2001 and 2000, 100,000 shares of our non-voting Series A Participating Preferred Stock (the “Participating Preferred Stock”) were issued and owned by MI. At December 31, 2000, 10,000 shares of the Series B non-voting Preferred Stock (the “Non-Voting Preferred Stock”) were issued and owned by MI. During the year ended December 31, 2001, we redeemed these last 10,000 shares of Non-Voting Preferred Stock at $250 per share under the applicable mandatory redemption provisions. The annual per share dividend rates for the Participating Preferred Stock and the Non-Voting Preferred Stock was $10 and $20, respectively, payable quarterly, and with dividends being cumulative to the extent not paid. The annual per share dividend rate for the Participating Preferred Stock is limited to no more than ten times the amount of the per share dividend on our common stock. In addition, shares of Participating Preferred Stock (1) are entitled to receive additional dividends whenever dividends in excess of $3.00 per share on our common stock are declared (or deemed to have been declared) in any fiscal year and (2) share equally with the shares of our common stock upon liquidation, with each share of Participating Preferred Stock being equivalent to 350 shares of common stock for these purposes. On August 1, 2000, MII’s Board of Directors determined to suspend the declaration of dividends on our common stock. Accordingly, under the terms of the Participating Preferred Stock, no dividends were payable in the year ended December 31, 2001. For our consolidated financial reporting purposes, we treat the Participating Preferred Stock and the Non-Voting Preferred Stock as constructively retired, since they are owned by our wholly owned subsidiary. The shares of Participating Preferred Stock are subject to the Intercompany Agreement. See Note 22.

We designated a series of our authorized but unissued preferred stock as Series D Participating Preferred Stock in connection with our Stockholder Rights Plan. As of December 31, 2001, no shares of Series D Participating Preferred Stock were outstanding.

Our issuance of additional shares of preferred stock in the future and the specific terms thereof, such as the dividend rights, conversion rights, voting rights, redemption prices and similar matters, may be authorized by our Board of Directors without stockholder approval.

MII Rights

On October 17, 2001, our board of directors adopted a Stockholder Rights Plan and declared a dividend of one right to purchase preferred stock for each outstanding share of our common stock to stockholders of record at the close of business on November 1, 2001. Each right initially entitles the registered holder to purchase from us a fractional share consisting of one one-thousandth of a share of our Series D Participating Preferred Stock, par value $1.00 per share, at a purchase price of $35.00 per fractional share, subject to adjustment. The rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of our common stock (thereby becoming an “Acquiring Person”) or the tenth business day after the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person (we refer to the earlier of those dates as the “Distribution Date”). The rights are attached to all certificates representing our currently outstanding common stock and will attach to all common stock certificates we issue prior to the Distribution Date. Until the Distribution Date, the rights will be evidenced by the certificates representing our common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each right, other than rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the rights’ then current exercise price, shares of our common stock having a market value of two times the exercise price of the right. If, after there is an Acquiring Person, and we or a majority of our assets is acquired in certain transactions, each right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. At any time until ten days after a public announcement that the rights have been triggered, we will generally be entitled to redeem the rights for $.01 per right and to amend the rights in any manner other than to reduce the redemption price. Certain subsequent amendments are also permitted. Until a right is exercised, the holder thereof, as such, will have no rights to vote or receive dividends or any other rights of a stockholder. As adopted by our board of directors, the stockholder rights plan includes a provision that requires us to put the plan up for a vote at our 2002 annual meeting of stockholders. If the resolution in favor of the stockholder rights plan is defeated, the plan provides that the board of directors will redeem the rights or terminate the plan, except in the case of certain disclosed acquisition plans or proposals. If our stockholders approve the plan, it is scheduled to expire on the fifth anniversary of the date of its adoption.

NOTE 10 – STOCK PLANS

1996 Officer Long-Term Incentive Plan

At December 31, 2001, we had a total of 467,734 shares of our common stock (including shares that were not awarded under predecessor plans) available for stock option grants and restricted stock awards to officers and key employees under our 1996 Officer Long-Term Incentive Plan. That plan permits grants of nonqualified stock options, incentive stock options and restricted stock. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of the grant. Under the plan, eligible employees may be granted shares of common stock which are subject to restrictions on transfer that lapse at such times and in such circumstances as specified when granted. As of December 31, 2001, we had 38,737 shares of common stock available for award as restricted stock. During the year ended December 31, 2000 and the nine-month period ended

December 31, 1999, we granted performance-based restricted stock awards under the plan to certain officers and key employees. Under the provisions of the performance-based awards, no shares are issued at the time of the initial award, and the number of shares which will ultimately be issued will be determined based on the change in the market value of our common stock over a specified performance period. The performance-based awards in the year ended December 31, 2000 and the nine-month period ended December 31, 1999 were represented by initial notional grants totaling 516,180 and 22,190 rights to purchase restricted shares of common stock, respectively. These rights had weighted average fair values of $8.30 and $7.22 on their respective dates of grant during the year ended December 31, 2000 and the nine-month period ended December 31, 1999. During the year ended December 31, 2001, the performance period for performance-based awards represented by initial notional grants totaling 22,190 rights to purchase restricted shares lapsed with 27,277 restricted shares issued. Through December 31, 2001, we issued a total of 1,592,417 shares of restricted stock under the plan (and a predecessor plan). During the years ended December 31, 2001 and 2000, we issued 296,730 and 40,000 shares of restricted stock, respectively, with weighted average fair values of $14.54 and $7.66 per share, respectively. During the nine-month period ended December 31, 1999, we issued 106,470 restricted shares in accordance with the terms of the JRM merger. These shares had a weighted average fair value of $27.19 per share.

1997 Director Stock Program

At December 31, 2001, we had a total of 71,731 shares of our common stock (including approved shares that were not awarded under a predecessor plan) available for grants of options and rights to purchase restricted shares to non-employee directors under our 1997 Director Stock Program. Under this program, we grant options to purchase 900, 300 and 300 shares on the first, second and third years, respectively, of a director’s term at not less than 100% of the fair market value on the date of grant. These options become exercisable, in full, six months after the date of the grant and expire ten years and one day after the date of grant. Under this program, we grant rights to purchase 450, 150 and 150 shares on the first, second and third years, respectively, of a director’s term, at par value ($1.00 per share), which shares are subject to restrictions on transfer that lapse at the end of such term. Through December 31, 2001, we issued a total of 26,564 shares of restricted stock under the 1997 Director Stock Plan (and its predecessor plan) including 1,026 shares we issued in connection with the JRM merger.

1992 Senior Management Stock Option Plan

At December 31, 2001, we had a total of 955,100 shares of common stock available for stock option grants under our 1992 Senior Management Stock Option Plan. Our Board of Directors determines the total number of shares available for grant from time to time. Under this plan, options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant.

In the event of a change in control of our company, all three programs have provisions that may cause restrictions to lapse and accelerate the exercisability of outstanding options.

During the year ended December 31, 2000, the Compensation Committee of the Board of Directors modified our stock plans to provide officers and senior management employees an alternative approach as to the manner in which their outstanding stock options granted prior to February 22, 2000 would be treated. As of March 20, 2000, individuals were provided the opportunity to elect to cancel, on a grant-by-grant basis, outstanding stock options granted prior to February 22, 2000, and in exchange, receive Deferred Stock Units (“DSUs”). A DSU is a contractual right to receive a share of MII common stock at a point in the future, provided applicable vesting requirements have been satisfied. DSUs granted as a result of this election will vest 50% upon judicial confirmation of a plan of reorganization in connection with the Chapter 11 proceedings related to B&W and 50% one year later, or 100% on the fifth anniversary of the date of grant, whichever is earlier. Under this program, 2,208,319 stock options were cancelled and 347,488 DSUs were granted with a weighted average fair value of $9.41 at the date of grant.

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

The following table summarizes activity for MII’s stock option plans (share data in thousands):

	Year Ended				Nine-Month
	December 31,				Period Ended
					December 31,
	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of period	4,865	$16.12	4,812	$24.38	4,245	$24.76
Granted	1,921	14.53	2,479	9.19	758	21.64
Exercised	(12)	9.37	(4)	4.67	(68)	21.08
Cancelled/forfeited	(217)	18.78	(2,422)	25.45	(123)	22.53

Outstanding, end of period	6,557	$15.58	4,865	$16.12	4,812	$24.38

Exercisable, end of period	3,304	$18.84	2,435	$23.04	4,097	$24.04

Included in the table above are 365,000 options granted to B&W employees during 2001. These options are accounted for using the fair value method of SFAS No. 123, as B&W employees are not considered employees of MII for purposes of APB 25.

The following tables summarize the range of exercise prices and the weighted-average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2001 (share data in thousands):

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$ 7.72 - 11.48	2,421	8.3	$9.16	1,053	$9.17
11.48 - 15.30	1,998	8.9	14.45	113	13.04
15.30 - 19.13	20	3.2	17.62	20	17.62
19.13 - 22.95	706	3.3	20.21	706	20.21
22.95 - 26.78	1,133	2.3	24.65	1,133	24.65
26.78 - 30.60	188	1.8	29.13	188	29.13
30.60 - 34.00	91	1.3	33.86	91	33.86

$ 7.72 - 34.00	6,557	6.6	$15.58	3,304	$18.84

As discussed in Note 1, we apply APB 25 and related interpretations in accounting for our stock-based compensation plans. Charges to income related to stock plan awards totaled approximately $5,617,000, $6,720,000 and $535,000 for the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively. For the years ended December 31, 2001 and 2000, these charges include amounts related to approximately 1,053,000 stock options that require variable accounting as a consequence of the DSU program. If we had accounted for our stock plan awards using the alternative fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated as follows:

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

	(In thousands, except per share data)
Net income (loss):
As reported	$(20,022)	$(22,082)	$440
Pro forma	$(22,715)	$(23,957)	$(3,398)
Basic earnings (loss) per share:
As reported	$(0.33)	$(0.37)	$0.01
Pro forma	$(0.37)	$(0.40)	$(0.06)
Diluted earnings (loss) per share:
As reported	$(0.33)	$(0.37)	$0.01
Pro forma	$(0.37)	$(0.40)	$(0.06)

The above pro forma information is not indicative of future pro forma amounts. SFAS 123 does not apply to awards prior to the fiscal year ended March 31, 1996, and we anticipate additional awards in future years. The fair value of each option grant was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended		Nine-Month
	December 31,		Period Ended
			December 31,
	2001	2000	1999

Risk-free interest rate	4.80%	6.41%	5.79%
Volatility factor of the expected market price of MII’s common stock	0.51	0.48	0.49
Expected life of the option in years	5.00	5.00	2.80
Expected dividend yield of MII’s common stock	0.0%	0.0%	0.7%

The weighted average fair value of the stock options granted in the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999 was $7.26, $4.61 and $11.59, respectively. During the nine-month period ended December 31, 1999, weighted average exercise prices and weighted average fair values of options whose exercise prices were equal to, greater than or less than the market price of the stock on the grant date were as follows:

	Weighed-Average

	Exercise	Fair
	Price	Value

Equal to	$9.61	$5.11
Greater than	$29.25	$9.26
Less than	$20.60	$13.11

Thrift Plan

On both November 12, 1991 and June 5, 1995, 5,000,000 of the authorized and unissued shares of each of the MII and JRM common stock were reserved for issuance for the employer match to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the “Thrift Plan”). Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are non-forfeitable after five years of service or upon retirement, death, lay-off or approved disability. The Thrift Plan allows employees to sell their interest in MII’s common stock fund at any time, except as limited by applicable securities laws and regulations. During the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, we issued 711,943, 910,287 and 299,506 shares, respectively, of MII’s common stock as employer contributions pursuant to the Thrift Plan. During the nine-month period ended December 31, 1999 (prior to the JRM merger) 4,336 shares of JRM’s common stock were issued as employer contributions pursuant to the Thrift Plan. During the nine-month period ended December 31, 1999, MII completed its acquisition of all outstanding shares of JRM, and JRM shares are no longer issued as an employer’s matching contribution. At December 31, 2001, 974,806 shares of MII’s common stock remained available for issuance under the Thrift Plan.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Investigations and Litigation

In March 1997, we, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM’s HeereMac joint venture (“HeereMac”) with Heerema Offshore Construction Group, Inc. (“Heerema”) and the heavy-lift business of JRM. Upon becoming aware of these allegations, we notified authorities, including the Antitrust Division of the DOJ, the SEC and the European Commission. As a result of our prompt disclosure of the allegations, JRM, certain other affiliates and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the DOJ for any anti-competitive acts involving worldwide heavy-lift activities. In June 1999, the DOJ agreed to our request to expand the scope of the immunity to include a broader range of our marine construction activities and affiliates. We have cooperated fully with the investigations of the DOJ and the SEC into these matters. In February 2001, we were advised that the SEC has terminated its investigation and no enforcement action has been recommended.

On becoming aware of the allegations involving HeereMac, we initiated action to terminate JRM’s interest in HeereMac, and, on December 19, 1997, Heerema acquired JRM’s interest in exchange for cash and title to several pieces of equipment. On December 22, 1997, HeereMac and one of its employees pled guilty to criminal charges by the DOJ that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, the North Sea and the Far East. HeereMac and the HeereMac employee were fined $49,000,000 and $100,000, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the DOJ investigation. Neither MII, JRM nor any of their officers, directors or employees was a party to those proceedings.

In July 1999, a former JRM officer pled guilty to charges brought by the DOJ that he participated in an international bid-rigging conspiracy for the sale of marine construction services. In May 2000, another former JRM officer was indicted by the DOJ for participating in a bid-rigging conspiracy for the sale of marine construction services in the Gulf of Mexico. His trial was held in February 2001 and, at the conclusion of the Government’s case, the presiding judge directed a judgment of acquittal.

We have cooperated with the DOJ in its investigation. The DOJ also has requested additional information from us relating to possible anti-competitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM’s former McDermott-ETPM joint venture with ETPM S.A., a French company. In connection with the termination of the McDermott-ETPM joint venture on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which was renamed J. Ray McDermott Middle East, Inc.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the “Phillips Plaintiffs”) filed a lawsuit in the U.S District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs’ businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the “Phillips Litigation”). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively, “Statoil”), filed a similar lawsuit in the same court (the “Statoil Litigation”). In addition to seeking injunctive relief, actual damages and attorneys’ fees, the plaintiffs in the Phillips Litigation and Statoil Litigation have requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court’s lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). The Fifth Circuit affirmed the district court decision in February 2000 and Statoil filed a motion for rehearing en banc. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied. On March 12, 2001, the plaintiffs’ motion for rehearing en banc was denied by the Fifth Circuit in the Statoil Litigation. The plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court. By order issued October 1, 2001, the Supreme Court invited the Solicitor General of the United States to file a brief expressing the view of the United States on the issues presented in the writ application. On February 20, 2002, the U.S. Supreme Court denied the petition for certiorari.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anti-competitive acts in violation of Sections 1 and 2 of the Sherman Act (the “Shell Litigation”). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C.; Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys’ fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Shell Litigation due to the Texas district court’s lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non heavy-lift marine construction activity claims against the defendants. Currently, we are awaiting the court’s decision on our motion to dismiss the foreign claims.

On December 15, 2000, lawsuits were filed by a number of Norwegian oil companies against MII, Heeremac, Heerema and Saipem S.p.A. for violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway. Plaintiffs include Norwegian affiliates of various of the plaintiffs in the Shell civil case pending in Houston. Most of the projects were performed by Saipem S.p.A. or its affiliates, with some by Heerema/HeereMac and none by JRM. We understand that the conduct alleged by plaintiffs is the same conduct which plaintiffs allege in the U.S. civil cases. The cases were heard by the Conciliation Boards in Norway during the first week of October 2001. In all instances, the Boards referred the cases to the court of first instance for further proceedings. The plaintiffs have one year from the date of referral to proceed with the cases.

As a result of the initial allegations of wrongdoing in March 1997, we formed and have continued to maintain a special committee of our Board of Directors to monitor and oversee our investigation into all of these matters.

It is not possible to predict the ultimate outcome of the DOJ investigation, our internal investigation, the above-referenced lawsuits or any actions that may be taken by others as a result of HeereMac’s guilty plea or otherwise. These matters could result in civil and criminal liability and have a material adverse effect on our consolidated financial position, results of operations and cash flows.

B&W and Atlantic Richfield Company (“ARCO”) are defendants in a lawsuit filed by Donald F. Hall, Mary Ann Hall and others in the United States District Court for the Western District of Pennsylvania. The suit involves approximately 300 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the “Hall Litigation”). The plaintiffs in the Hall Litigation allege, among other things, that they suffered personal injury, property damage and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36,700,000 in compensatory damages. In June 1999, the district court set aside the $36,700,000 judgment and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court’s rulings on certain evidentiary matters, which, following B&W’s bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review.

In 1998, B&W settled all pending and future punitive damage claims in the lawsuit filed against B&W and ARCO by Donald F. Hall, Mary Ann Hall and others (the “Hall Litigation”) for $8,000,000 for which B&W seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. On April 28, 2001, in response to cross-motions for partial summary judgment, the Pennsylvania State Court issued its ruling regarding: (1) the applicable trigger of coverage under the Nuclear Energy Liability Policies issued by B&W’s insurers; and (2) the scope of the insurers’ defense obligations to B&W under these policies. With respect to the trigger of coverage, the Pennsylvania State Court held that a “manifestation” trigger applied to the underlying claims at issue. Although the Court did not make any determination of coverage with respect to any of the underlying claims, we believe the effect of its ruling is to increase the amount of coverage potentially available to B&W under the policies at issue to $320,000,000. With respect to the insurers’ duty to defend B&W, the Court held that B&W is entitled to separate and independent counsel funded by the insurers. On May 21, 2001, the Court granted the insurers’ motion for reconsideration of the April 25, 2001 order. On October 1, 2001, the Court entered its order reaffirming its original substantive insurance coverage rulings and further certified the order for immediate appeal by any party. One of B&W’s insurers filed an appeal in November 2001. The appeal is pending. The plaintiffs’ remaining claims against B&W in the Hall Litigation have been automatically stayed as a result of the B&W bankruptcy filing. B&W filed a complaint for declaratory and injunctive relief with the Bankruptcy Court seeking to stay the pursuit of the Hall Litigation against ARCO during the pendency of B&W’s bankruptcy proceeding due to common insurance coverage and the risk to B&W of issue or claim preclusion, which stay the Bankruptcy Court denied in October 2000. B&W appealed the Bankruptcy Court’s Order and on May 18, 2001, the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding, affirmed the Bankruptcy Court’s Order. We believe that all claims under the Hall Litigation will be resolved within the limits of coverage of our insurance policies; however, our insurance coverage may not be adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT’s formation and an overall corporate restructuring.

In December 1999 and early 2000, several persons who allegedly purchased shares of our common stock during the period from May 21, 1999 through November 11, 1999 filed four purported class action complaints against MII and two of its executive officers, Roger E. Tetrault and Daniel R. Gaubert, in the United States District Court for the Eastern District of Louisiana. Each of the complaints alleged that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to our estimated liability for asbestos-related claims. Each complaint sought relief, including unspecified compensatory damages and an award for costs and expenses. The four cases were subsequently consolidated. In June 2000, the plaintiffs filed a consolidated amended complaint, and in July 2000, we filed a motion to dismiss all claims asserted in that complaint. In September 2000, the District Court dismissed with prejudice the plaintiffs’ consolidated amended complaint for failure to state a claim upon which relief can be granted, which dismissal the plaintiffs appealed to the Fifth Circuit in October 2000. On April 25, 2001, the plaintiffs-appellants filed a motion to voluntarily dismiss their appeal, and the appeal was dismissed by the Fifth Circuit on April 26, 2001.

In December 1998, JRM was in the process of installing a deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. (“Texaco”) when the main hoist load line failed, resulting in the loss of the module. As a result, Texaco has caused approximately $23,000,000 due to JRM to be withheld, and, in January 2000, JRM instituted an arbitration proceeding against Texaco seeking the amount owed. Texaco has countered in the arbitration, claiming consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor. Texaco has also filed a lawsuit against a number of other parties, claiming that they are responsible for the incident. It is our position that the contract between the parties prohibits Texaco’s claims against JRM and JRM is entitled to the amount withheld.

In early April 2001, a group of insurers (the “Plaintiff Insurers”) who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceeding in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W’s excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of a settlement agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters’ obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in terminating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W’s rights and the obligations of the Plaintiff Insurers and other London Market insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the Court seeking dismissal of the Plaintiff Insurers’ claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued January 4, 2002, the U.S. District Court for the Eastern District of Louisiana granted MII’s and B&W’s motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers’ claims lacked a factual or legal basis. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. We believe this ruling reflects the extent of the underwriter’s contractual obligations and underscores that this coverage is available to settle B&W’s asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were B&W’s counterclaims against the Plaintiff Insurers and against other London Market Insurers. The parties have recently agreed to dismiss without prejudice those of B&W’s counterclaims seeking a declaratory judgment regarding the parties’ respective rights and obligations under the settlement agreement. B&W’s counterclaim seeking a money judgment for approximately $6,500,000 due and owing by London Market Insurers under the settlement agreement remains pending. A trial of this counterclaim is scheduled for April 15, 2002. Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. At this point, the Plaintiff Insurers have not indicated whether they intend to pursue an appeal.

On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, “Travelers”) filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called “non-products” asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court and the Asbestos Claimants Committee (“ACC”) and the Future Claimants Representative (“FCR”) have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers’ complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos “non-products” liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers’ duties and obligations with respect to coverage for B&W’s asbestos liabilities. Discovery in the action has not yet commenced, and no trial date has yet been established. This insurance, if available, would be in addition to the amounts already included in B&W’s financial statements as of December 31, 2001.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W’s cancellation of a $313,000,000 note receivable and B&W’s transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W’s claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceeding to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W’s solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the U.S. Bankruptcy Court for the Eastern District of Louisiana found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and FCR that we believe are resolved by the February 8, 2002 ruling. In addition, an injunction preventing asbestos suits from being brought against non-filing affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 extends through April 15, 2002.

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including performance or warranty related matters under our customer and supplier contracts and other business arrangements. In our management’s opinion, none of this litigation or disputes and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

See Note 20 for information regarding B&W’s potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

Environmental Matters

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial position, results of operations or liquidity in any given year.

Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W’s nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the “Parks Facilities”) and B&W proceeded to decommission the facilities in accordance with its existing Nuclear Regulatory Commission (“NRC”) license. B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2003. BWXT expects to request approval from the NRC to release the site for unrestricted use at that time. At December 31, 2001, the remaining provision for the decontamination, decommissioning and closing of these facilities was $3,593,000.

The Department of Environmental Protection of the Commonwealth of Pennsylvania (“PADEP”) advised B&W in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought related to potential groundwater contamination resulting from previous operations at the facilities. BWXT now owns these facilities. PADEP has advised BWXT that it does not intend to assess any monetary sanctions, provided that BWXT continues its remediation program for the Parks Facilities.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.

The NRC’s decommissioning regulations require BWXT and MTI to provide financial assurance that they will be able to pay the expected cost of decommissioning their facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance aggregating $29,931,000 during the year ending December 31, 2002 by issuing letters of credit for the ultimate decommissioning of all their licensed facilities, except one. This facility, which represents the largest portion of BWXT’s eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the DOE.

An agreement between the NRC and the State of Ohio to transfer regulatory authority for MTI’s NRC licenses for byproduct and source nuclear material was finalized in December 1999. In conjunction with the transfer of this regulatory authority and upon notification by the NRC, MTI issued decommissioning financial assurance instruments naming the State of Ohio as the beneficiary.

At December 31, 2001 and 2000, we had total environmental reserves (including provisions for the facilities discussed above) of $21,169,000 and $16,456,000, respectively. Of our total environmental reserves at December 31, 2001 and 2000, $6,085,000 and $6,162,000, respectively, were included in current liabilities. Our estimated recoveries of these costs totaling $3,154,000 and $1,527,000, respectively, are included in accounts receivable – other in our consolidated balance sheet at December 31, 2001 and 2000. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2001 are as follows:

Fiscal Year Ending December 31,	Amount

2002	$6,814,000
2003	$5,436,000
2004	$3,351,000
2005	$2,944,000
2006	$2,164,000
thereafter	$46,531,000

Total rental expense for the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999 was $43,328,000, $44,063,000 and $34,850,000, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

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

We are contingently liable under standby letters of credit totaling $213,471,000 at December 31, 2001, all of which were issued in the normal course of business. We have guaranteed a $1,000,000 line of credit, of which $75,000 is outstanding at December 31, 2001, to a certain unconsolidated foreign joint venture. At December 31, 2001, we had pledged approximately $256,805,000 fair value of our investment portfolio of

$331,003,000 ($211,000,000 to secure the MII Credit Facility and $45,805,000 to secure payments under and in connection with certain reinsurance agreements).

At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146,495,000 ($33,921,000 at December 31, 2001) which were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24,864,000 which were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2001, approximately $64,119,000 in letters of credit have been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit.

MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2001, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $169,000,000, of which $150,000,000 related to the business operations of B&W and its subsidiaries.

NOTE 12 – RELATED PARTY TRANSACTIONS

A company affiliated with two of our directors manages and operates an offshore producing oil and gas property for JRM. The management and operation agreement requires JRM to pay an operations management fee of approximately $11,000 per month, a marketing service fee based on production, a minimum accounting and property supervision fee of $5,000 per month, and certain other costs incurred in connection with the agreement. JRM paid approximately $886,000, $943,000 and $464,000 in fees and costs under the agreement during the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively. JRM subsidiaries also sold natural gas at established market prices to the related party. JRM has periodically entered into agreements to design, fabricate and install offshore pipelines for the same company. In addition, JRM received approximately $2,058,000 and $4,992,000 for work performed on those agreements in the years ended December 31, 2001 and 2000, respectively.

Under a non-competition agreement JRM entered into in connection with its acquisition of OPI, a former director of JRM, who resigned in April 1996, received $1,500,000 in the nine-month period ended December 31, 1999.

See Note 3 for transactions with unconsolidated affiliates and Note 20 for transactions with B&W.

NOTE 13 – FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

Our Marine Construction Services segment’s principal customers are businesses in the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. The principal customers of our Power Generation Systems segment are mainly businesses and utilities in the electric power generation industry (including government-owned utilities and independent power producers) and the pulp and paper industry and other process industries, such as oil refineries and steel mills. The primary customer of our Government Operations segment is the U.S. Government (including its contractors). The principal customers of our Industrial Operations segment are oil and natural gas producers, and businesses in the electric power generation industry and the petrochemical and chemical processing industries. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. Approximately 28% of our trade receivables are due from foreign customers. (See Note 17 for additional information about our operations in different geographic areas.) We generally do not obtain any collateral for our receivables.

We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2001 and 2000, the allowance for possible losses we deducted from accounts receivable-trade on the accompanying balance sheet was $1,140,000 and $898,000, respectively.

NOTE 14 – INVESTMENTS

The following is a summary of our available-for-sale securities at December 31, 2001:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value

		(In thousands)
Debt securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$295,753	$1,015	$9	$296,759
Corporate notes and bonds	18,672	256	21	18,907
Other debt securities	15,277	60	—	15,337

Total	$329,702	$1,331	$30	$331,003

The following is a summary of our available-for-sale securities at December 31, 2000:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value

		(In thousands)
Debt securities:
U.S. Treasury securities and obligations of U.S. Government agencies	$297,300	$1,808	$2,938	$296,170
Corporate notes and bonds	52,644	5	3,723	48,926
Other debt securities	16,088	—	122	15,966

Total debt securities	366,032	1,813	6,783	361,062
Equity securities	198	—	65	133

Total	$366,230	$1,813	$6,848	$361,195

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

		Gross	Gross
	Proceeds	Realized Gains	Realized Losses

		(In thousands)
Year Ended December 31, 2001	$1,229,087	$7,614	$4,634
Year Ended December 31, 2000	$26,375	$23	$22
Nine-Month Period Ended December 31, 1999	$404,811	$199	$370

The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2001, by contractual maturity, are as follows:

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)
Due in one year or less	$99,400	$100,164
Due after one through three years	230,302	230,839

Total	$329,702	$331,003

We expect to convert $158,000,000 of our investments into cash in 2002 and have classified these investments as current assets.

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, which adds to the guidance related to accounting for derivative instruments and hedging activities. SFAS No. 133 requires us to recognize all derivatives on our consolidated balance sheet at their fair values. The initial adoption of SFAS No. 133, as amended by SFAS No. 138, had no material effect on our consolidated financial position or results of operations.

Our worldwide operations give rise to exposure to market risks from changes in foreign exchange rates. We use derivative financial instruments, primarily forward contracts, to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts which are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue financial instruments for trading or other speculative purposes.

We enter into forward contracts primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheet. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity (as a component of accumulated other comprehensive loss) until the hedged item is recognized in earnings or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on forward contracts that require immediate recognition are included as a component of other-net in our consolidated statement of income (loss).

At December 31, 2001, we had forward contracts to purchase $42,817,000 in foreign currencies (primarily Indonesian Rupiah, Australian Dollar, Euro and Singapore Dollar) and to sell $725,000 in foreign currencies at varying maturities through October 2002. We have designated substantially all of these contracts as cash flow hedging instruments. The hedged risk is the risk of changes in our functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to our long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At December 31, 2001, we had deferred approximately $2,240,000 of net losses on these forward contracts, 63% of which we expect to recognize in income over the next twelve months in accordance with the percentage-of-completion method of accounting. For the year ended December 31, 2001, a net gain on forward contracts of approximately $146,000 was recognized immediately. Substantially all of this net gain represents changes in the fair value of forward contracts excluded from hedge effectiveness.

At December 31, 2000, we had forward contracts to purchase $24,697,000 in foreign currencies (primarily Australian Dollar and Euro), and to sell $3,955,000 in foreign currencies (primarily Pound Sterling), at varying maturities from 2001 through 2002. At December 31, 2000, we had deferred gains of $296,000 and deferred losses of $280,000 related to these forward contracts. We had included deferred realized and unrealized gains and losses from hedging firm purchase and sale commitments on a net basis in the balance sheet as a component of either contracts in progress or advance billings on contracts or as a component of either other current assets or accrued liabilities.

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We mitigate this risk by using major financial institutions with high credit ratings.

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Foreign currency forward contracts: We estimate the fair values of foreign currency forward contracts by obtaining quotes from brokers. At December 31, 2001 and 2000, we had net forward contracts outstanding to purchase foreign currencies with notional values of $42,092,000 and $20,742,000, respectively, and fair values of ($1,955,000) and $122,000, respectively.

The estimated fair values of our financial instruments are as follows:

	December 31, 2001		December 31, 2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$196,912	$196,912	$84,620	$84,620
Investments	$331,003	$331,003	$361,195	$361,195
Debt excluding capital leases	$305,379	$292,875	$419,392	$393,920

NOTE 17 – SEGMENT REPORTING

Our reportable segments are Marine Construction Services, Government Operations, Industrial Operations and Power Generation Systems. These segments are managed separately and are unique in technology, services and customer class.

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

Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities. Included in the year ended December 31, 2000 are charges of $23,449,000 to exit certain foreign joint ventures. The Power Generation Systems segment’s operations are conducted primarily through B&W. Due to B&W’s Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W’s and its subsidiaries’ results of operations in our consolidated financial statements. Through February 21, 2000, B&W’s and its subsidiaries’ results are reported as Power Generation Systems – B&W in the segment information that follows. See Note 20 for the consolidated results of B&W and its subsidiaries.

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, contract and insurance claims provisions, legal expenses and gains (losses) on sales of corporate assets. Other reconciling items to income before provision for income taxes are interest income, interest expense, minority interest and other-net. Certain amounts previously reported as other unallocated items are allocated to the reportable segments. In addition, income from over-funded pension plans of discontinued businesses previously reported in other-net is included in corporate. We have restated segment income and corporate for prior periods to conform to the current presentation. We exclude the following assets from segment assets: investments in debt securities, prepaid pension costs and our investment in B&W. Previously, we also excluded insurance recoverables for products liability claims and certain goodwill from segment assets. We have restated segment assets for prior periods to conform to the current presentation of segment assets. Segment assets decreased approximately $2,077,000,000 in the year ended December 31, 2000, primarily in the Power Generation Systems segment, as a result of the deconsolidation of B&W as described in Note 1.

In the year ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, the U.S. Government accounted for approximately 23%, 22% and 16%, respectively, of our total revenues. We have included most of these revenues in our Government Operations segment.

On October 29, 2001, we sold MECL to a unit of Jacobs Engineering Group Inc. MECL had revenues of approximately $507,223,000 and segment income of approximately $9,984,000 through October 29, 2001, the date of the sale. These results are included in our Industrial Operations segment. See Note 2 for further information. We recognized a gain of approximately $28,000,000 on the sale.

SEGMENT INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE
NINE-MONTH PERIOD ENDED DECEMBER 31, 1999.

1. Information about Operations in our Different Industry Segments

			Nine-Month
	Year Ended		Period Ended
	December 31,		December 31,

	2001	2000	1999

		(In thousands)
REVENUES(1)
Marine Construction Services	$848,528	$757,508	$490,719
Government Operations	472,362	431,252	306,282
Industrial Operations	601,676	503,970	366,582
Power Generation Systems – B&W	—	155,774	731,042
Power Generation Systems	47,778	33,794	242
Adjustments and Eliminations	(538)	(4,545)	(3,779)

	$1,969,806	$1,877,753	$1,891,088

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Marine Construction Services Transfers	$282	$896	$1,379
Government Operations Transfers	227	958	830
Industrial Operations Transfers	29	460	183
Power Generation Systems Transfers – B&W	—	59	1,328
Eliminations	—	2,172	59

	$538	$4,545	$3,779

			Nine-Month
	Year Ended		Period Ended
	December 31,		December 31,

	2001	2000	1999

	(In thousands)
OPERATING INCOME:

Segment Operating Income:
Marine Construction Services	$14,506	$(33,534)	$31,078
Government Operations	31,939	34,861	28,215
Industrial Operations	12,279	12,333	9,928
Power Generation Systems – B&W	—	7,172	36,584
Power Generation Systems	(3,656)	(7,783)	(540)

	$55,068	$13,049	$105,265

Gain (Loss) on Asset Disposal and Impairments – Net:
Marine Construction Services	$(3,624)	$(1,012)	$(1,652)
Government Operations	(128)	(30)	(551)
Industrial Operations	19	(1,155)	(253)
Power Generation Systems – B&W	—	(33)	(408)
Power Generation Systems	—	—	950

	$(3,733)	$(2,230)	$(1,914)

Income (Loss) from Investees:
Marine Construction Services	$10,442	$2,866	$(13,208)
Government Operations	23,004	11,107	4,322
Industrial Operations	254	104	(1,458)
Power Generation Systems – B&W	—	812	3,346
Power Generation Systems	604	(24,630)	(3,984)

	$34,304	$(9,741)	$(10,982)

SEGMENT INCOME:
Marine Construction Services	$21,324	$(31,680)	$16,218
Government Operations	54,815	45,938	31,986
Industrial Operations	12,552	11,282	8,217
Power Generation Systems – B&W	—	7,951	39,522
Power Generation Systems	(3,052)	(32,413)	(3,574)

	85,639	1,078	92,369

Corporate(1)	(5,080)	8,055	(12,688)

	$80,559	$9,133	$79,681

(1)Corporate Departmental Expenses	$(41,755)	$(60,019)	$(40,230)
Legal/Professional Services related to Chapter 11 Proceedings	(15,471)	(2,860)	(603)
Other Corporate Administrative Expenses	(6,274)	(2,716)	(3,106)

Gross Corporate General & Administrative Expenses	(63,500)	(65,595)	(43,939)
General & Administrative Expenses Allocated to Segments	31,343	35,904	20,020

Net Corporate General & Administrative Expenses	(32,157)	(29,691)	(23,919)
Income from Over Funded Pension Plans	21,783	34,941	6,546
Insurance related Items	6,690	7,156	3,141
Other items, net	(1,396)	(4,351)	1,544

Total	$(5,080)	$8,055	$(12,688)

			Nine-Month
	Year Ended		Period Ended
	December 31,		December 31,

	2001	2000	1999

		(In thousands)
SEGMENT ASSETS:

Marine Construction Services	$1,010,300	$896,815	$1,061,417
Government Operations	245,830	229,804	207,937
Industrial Operations	46,409	132,603	117,639
Power Generation Systems – B&W	—	—	1,952,665
Power Generation Systems	38,162	39,780	22,636

Total Segment Assets	1,340,701	1,299,002	3,362,294
Corporate Assets	763,139	756,625	512,597

Total Assets	$2,103,840	$2,055,627	$3,874,891

CAPITAL EXPENDITURES:

Marine Construction Services(1)	$25,670	$31,341	$34,756
Government Operations	18,659	15,320	10,590
Industrial Operations	3,418	1,996	2,146
Power Generation Systems – B&W	—	496	5,171
Power Generation Systems(2)	719	6,900	—

Segment Capital Expenditures	48,466	56,143	52,663
Corporate Capital Expenditures	1,092	101	138

Total Capital Expenditures	$49,558	$56,244	$52,801

DEPRECIATION AND AMORTIZATION:

Marine Construction Services	$46,634	$45,819	$43,017
Government Operations	9,346	9,330	7,750
Industrial Operations	3,163	3,873	2,693
Power Generation Systems – B&W	—	2,489	12,560
Power Generation Systems	1,106	763	10

Segment Depreciation and Amortization	60,249	62,274	66,030
Corporate Depreciation and Amortization	2,122	1,616	1,619

Total Depreciation and Amortization	$62,371	$63,890	$67,649

INVESTMENT IN UNCONSOLIDATED AFFILIATES:

Marine Construction Services	$6,524	$11,086	$17,047
Government Operations	5,434	2,527	3,823
Industrial Operations	3,164	2,227	2,430
Power Generation Systems – B&W	—	—	19,477
Power Generation Systems	9,037	9,565	20,829

Total Investment in Unconsolidated Affiliates	$24,159	$25,405	$63,606

(1)	Includes new capital lease of $4,550,000 in the Eastern Hemisphere at December 31, 2001.

(2)	Includes property, plant and equipment of $6,944,000 acquired in the acquisition of B&W Volund in the year ended December 31, 2000.

2. Information about our Product and Service Lines:

			Nine-Month
	Year Ended		Period Ended
	December 31,		December 31,

	2001	2000	1999

	(In thousands)
REVENUES:

Marine Construction Services:
Offshore Operations	$345,743	$294,399	$311,544
Fabrication Operations	310,960	170,883	109,493
Engineering Operations	291,116	76,819	39,518
Procurement Activities	63,864	255,512	51,004
Eliminations	(163,155)	(40,105)	(20,840)

	848,528	757,508	490,719

Government Operations:
Nuclear Reactor Program	327,938	288,890	189,197
Management & Operation Contracts of U.S. Government Facilities	93,204	102,080	82,488
Other Commercial Operations	26,706	16,369	10,141
Nuclear Environmental Services	24,046	22,296	9,245
Other Government Operations	9,036	16,132	17,025
Eliminations	(8,568)	(14,515)	(1,814)

	472,362	431,252	306,282

Industrial Operations:
Engineering & Construction	312,028	190,199	182,187
Plant Outage Maintenance	200,148	237,796	131,535
Auxiliary Equipment	72,858	64,084	46,790
Contract Research	16,640	11,893	9,436
All Others	—	—	(3,364)
Eliminations	2	(2)	(2)

	601,676	503,970	366,582

Power Generation Systems – B&W:
Original Equipment Manufacturers’ Operations	—	42,674	130,449
Nuclear Equipment Operations	—	9,051	71,208
Aftermarket Goods and Services	—	95,717	469,054
Operations and Maintenance	—	6,304	32,726
Boiler Auxiliary Equipment	—	8,258	38,707
Eliminations	—	(6,230)	(11,102)

	—	155,774	731,042

Power Generation Systems:
Original Equipment Manufacturers’ Operations	27,848	16,837	—
Plant Enhancements	21,004	15,958	—
New Equipment	—	145	242
Other	(1,074)	854	—

	47,778	33,794	242

Eliminations	(538)	(4,545)	(3,779)

	$1,969,806	$1,877,753	$1,891,088

3. Information about our Operations in Different Geographic Areas.

			Nine-Month
	Year Ended		Period Ended
	December 31,		December 31,

	2001	2000	1999

	(In thousands)
REVENUES:(1)
United States	$929,800	$902,279	$1,139,010
Canada	490,027	336,431	277,917
Mexico	108,168	61,603	97,467
Trinidad	73,513	21,018	11,268
Malaysia	55,903	3,920	10,998
Qatar	46,515	3,739	29,948
Thailand	35,702	3,303	—
United Kingdom	30,677	59,447	50,456
Australia	26,436	234	14,837
Saudi Arabia	26,289	23,330	32,701
Denmark	24,686	18,750	717
Nigeria	23,989	12	1,100
Indonesia	19,664	348,665	35,369
India	15,135	41,188	26,202
China	809	3,716	27,607
Other Countries	62,493	50,118	135,491

	$1,969,806	$1,877,753	$1,891,088

PROPERTY, PLANT AND EQUIPMENT, NET:
United States	$201,332	$201,680	$256,332
Indonesia	61,167	64,513	66,508
Mexico	51,678	56,712	37,811
United Arab Emirates	34,035	18,149	20,890
Denmark	6,276	6,518	—
United Kingdom	1,048	2,614	6,671
Canada	—	577	33,197
Other Countries	9,103	14,593	16,388

	$364,639	$365,356	$437,797

(1)	We allocate geographic revenues based on the location of the customer.

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

	Year Ended December 31, 2001 Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001

	(In thousands, except per share amounts)
Revenues	$432,735	$495,814	$591,169	$450,088
Operating income (1)	$5,957	$21,158	$33,612	$19,832
Income from investees	$4,957	$7,921	$11,246	$10,180
Net income (loss)	$(4,433)	$7,958	$19,345	$(42,892)
Earnings (loss) per common share:
Basic	$(0.07)	$0.13	$0.32	$(0.70)
Diluted	$(0.07)	$0.13	$0.31	$(0.70)

(1)	Includes equity income from investees.

Included in the quarter ended December 31, 2001 is a pre-tax gain on our sale of MECL totaling $27,996,000, a tax of approximately $85,400,000 associated with the intended exercise of an intercompany stock purchase and sale agreement (see Note 22) and an extraordinary item of $835,000 (net of taxes of $450,000) related to the early retirement of debt.

	Year Ended December 31, 2000 Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000

	(In thousands, except per share amounts)
Revenues	$591,711	$487,288	$390,961	$407,793
Operating income (loss) (1)	$10,449	$(2,872)	$12,749	$(11,193)
Income (loss) from investees	$(6,223)	$(14,051)	$5,692	$4,841
Net income (loss)	$7,867	$(10,047)	$5,622	$(25,524)
Earnings (loss) per common share:
Basic	$0.13	$(0.17)	$0.09	$(0.42)
Diluted	$0.13	$(0.17)	$0.09	$(0.42)

(1)	Includes equity income from investees

Pre-tax results for the quarters ended June 30, September 30 and December 31, 2000 include losses of $20,302,000, $2,340,000, and $807,000, respectively, to exit certain foreign joint ventures.

NOTE 19 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

			Nine-Month
	Year Ended		Period Ended
	December 31,		December 31,

	2001	2000	1999

	(In thousands, except shares and per share amounts)
Basic:
Income (loss) before extraordinary item	$(20,857)	$(22,082)	$440
Extraordinary item	835	—	—

Net income (loss) for basic computation	$(20,022)	$(22,082)	$440

Weighted average common shares	60,663,565	59,769,662	59,033,154
Basic earnings (loss) per common share:
Income (loss) before extraordinary item	$(0.34)	$(0.37)	$0.01
Extraordinary item	0.01	—	—

Net income (loss)	$(0.33)	$(0.37)	$0.01

Diluted:
Income (loss) before extraordinary item	$(20,857)	$(22,082)	$440
Extraordinary item	835	—	—

Net income (loss) for diluted computation	$(20,022)	$(22,082)	$440

Weighted average common shares (basic)	60,663,565	59,769,662	59,033,154
Effect of dilutive securities:
Stock options and restricted stock	—	—	724,089

Adjusted weighted average common shares and assumed conversions	60,663,565	59,769,662	59,757,243

Diluted earnings (loss) per common share:
Income (loss) before extraordinary item	$(0.34)	$(0.37)	$0.01
Extraordinary item	0.01	—	—

Net income (loss)	$(0.33)	$(0.37)	$0.01

Incremental shares of 1,983,314 and 1,050,242 at December 31, 2001 and 2000, respectively, related to stock options and restricted stock were excluded from the diluted share calculation, as their effect would have been anti-dilutive.

NOTE 20 – THE BABCOCK & WILCOX COMPANY

General

As a result of asbestos-containing commercial boilers and other products B&W and certain of its subsidiaries sold, installed or serviced in prior decades, B&W is subject to a substantial volume of non-employee liability claims asserting asbestos-related injuries. All of the personal injury claims are similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff as a result of the exposure to asbestos fibers (e.g., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes).

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. As a result of the filing, the Bankruptcy Court issued a temporary restraining order prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII. The temporary restraining order was converted to a preliminary injunction, which is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction runs through April 15, 2002. On February 20, 2001, the Bankruptcy Court appointed a mediator to facilitate negotiations among the debtors and the committee representing the asbestos claimants and other participants in the Chapter 11 proceedings to reach a final determination of the debtors’ ultimate liability for asbestos related claims. The mediator’s appointment terminated on January 31, 2002 and no court order extending his appointment has been entered.

On February 22, 2001, B&W and its affiliate debtors filed a plan of reorganization and a disclosure statement. The plan of reorganization contemplates a resolution under either a settlement process or a strategy of litigating asbestos claims. Under the settlement process, there would be a consensual agreement of 75% of the asbestos personal injury claimants. A trust would be formed and assigned all of B&W’s and its filing subsidiaries’ insurance rights with an aggregate products liability value of approximately $1,150,000,000. In addition, $50,000,000 cash and a $100,000,000 subordinated 10-year note payable would be transferred into the trust. The debtors and non-debtor affiliates would consent to the assignment of the insurance and would release and void any right that they have to the insurance, with the non-debtor defendants receiving a full release and protection under the Bankruptcy Code against all present and future asbestos liability claims relating to B&W. The trust’s rights to the insurance would be protected and could be dedicated solely to the resolution of the asbestos claims. As a result of the creation of the trust, B&W and all affiliates would be released and discharged from all present and future liability for asbestos claims arising out of exposure to B&W’s products.

Under the litigation strategy, if B&W is not able to reach a consensual agreement with the plaintiffs, a cram-down option is available. The claims would still be channeled through a trust with $50,000,000 cash and a $100,000,000 subordinated 10-year note payable, but the debtors and their affiliates would not transfer their insurance rights. The debtors would manage the insurance rights and claims would be handled through the litigation process by the trust. Funding of the trust would be from the insurance, the cash, the note payable and equity of the debtors, if necessary. The period of B&W’s exclusivity for filing a plan of reorganization currently extends through April 30, 2002.

Prior to its bankruptcy filing, B&W and its subsidiaries had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. The average amount per settled claim over the three calendar years prior to the Chapter 11 filing was approximately $7,900. Reimbursed amounts are subject to varying insurance limits based upon the year of coverage, insurer solvency and collection delays (due primarily to agreed payment schedules with specific insurers delaying reimbursement for three months or more). No claims have been paid since the bankruptcy filing. Claims paid during the year ended December 31, 2000, prior to the bankruptcy filing, were $23,640,000, of which $20,121,000 has been recovered or is due from insurers. At December 31, 2001, receivables of $28,988,000 were due from insurers for reimbursement of settled claims. Currently, certain insurers are refusing to reimburse B&W for settled claims until B&W’s assumption, in bankruptcy, of its pre-bankruptcy filing contractual reimbursement arrangements with such insurers. To date, this has not had a material adverse impact on B&W’s liquidity or the conduct of its business and we do not expect it to in the future. We anticipate that B&W will eventually recover these insurance reimbursements.

We have insurance coverage for asbestos products liability claims against B&W, which coverage is subject to varying insurance limits that are dependent upon the year involved. Pursuant to agreements with the majority of our principal insurers concerning the method of allocation of claim payments to the years of coverage, B&W historically negotiated and settled these claims and billed the appropriate amounts to the insurers. Ever since these claims began in the early 1980’s, B&W adopted a strategy of grouping claims that met certain basic criteria and settling them at the lowest possible average cost per claim. We have recognized provisions in our consolidated financial statements to the extent that settled claim payments are not deemed recoverable from insurers.

At February 21, 2000, the day prior to the bankruptcy filing, B&W had recorded an asbestos products liability of $1,307,583,000 and an asbestos products liability insurance recoverable of $1,153,619,000. Historically, B&W’s estimated liabilities for pending and future non-employee products liability asbestos claims have been derived from its prior claims history. Inherent in the estimate of such liabilities were expected trend claim severity frequency, and other factors. B&W’s estimated liabilities were based on the assumption that B&W would continue to settle claims rather than litigate them, that new claims would conclude by 2012, that there would be a significant decline in new claims received after 2003, and that the average cost per claim would continue to increase only moderately.

Beginning in the third quarter of calendar year 1999, B&W experienced a significant increase in the amount demanded by several plaintiffs’ attorneys to settle certain types of asbestos personal injury claims. These increased demands significantly impaired B&W’s ability to continue to resolve its asbestos liability through out-of-court settlements. As a result, B&W undertook the bankruptcy filing because it believes that a Chapter 11 proceeding offers the only viable legal process through which it and its subsidiaries can seek a comprehensive resolution of their asbestos liability. The filing increases the uncertainty with respect to the manner in which such liabilities will ultimately be settled.

Pursuant to the Bankruptcy Court’s order, a March 29, 2001 bar date was set for the submission of allegedly settled asbestos claims and a July 30, 2001 bar date for all other asbestos personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo Parks Township facilities against B&W and its filing subsidiaries. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. B&W has accepted approximately 8,100 as settled claims at this time with an approximate value of $49,000,000. The Bankruptcy Court has disallowed approximately 10,000 claims as settled claims and B&W is in the process of challenging virtually all of the remaining claims. If the Bankruptcy Court determines these claims were not settled prior to the filing of the Chapter 11, these claims may be refiled as unsettled personal injury claims. As of July 30, 2001, approximately 220,000 additional asbestos personal injury claims, 60,000 related party claims, 168 property damage claims, 212 derivative asbestos claims and 524 claims relating to the Apollo Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 4,224 additional personal injury claims were filed. The estimated total alleged value, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos related claims, including the alleged settled claims, exceeds the combined value of B&W and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage coverages. As set forth in the proposed Litigation Protocol filed with the District Court on October 18, 2001, we intend to challenge all unsupported claims and believe that a significant number may be disallowed by the Bankruptcy Court. The ACC and FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims. While we continue to review the filed claims and the ultimate asbestos liability of B&W and its subsidiaries remains uncertain, we believe that the $1,307,725,000 that B&W provided for asbestos products liability claims at December 31, 2001, represents our best estimate of its minimum liability for asbestos claims under a settlement strategy. It is not possible to estimate the range of loss under the litigation strategy, however, amounts claimed by the asbestos claimants are in a wide range and exceed the value of B&W and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and our known available products liability and property damage coverages. While the B&W Chapter 11 reorganization proceedings continue to progress, there are a number of issues and matters related to B&W’s asbestos liability to be resolved prior to its emergence from the proceedings. Remaining issues and matters to be resolved include, but are not limited to:

•	the ultimate asbestos liability of B&W and its subsidiaries;

•	the outcome of negotiations with the ACC, the FCR and other participants in the Chapter 11, concerning, among other things, the size and structure of a trust to satisfy the asbestos liability and the means for funding that trust;

•	the outcome of negotiations with our insurers as to additional amounts of coverage of B&W and its subsidiaries and their participation in a plan to fund the settlement trust;

•	the Bankruptcy Court’s decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings, including the Court’s periodic determinations as to whether to extend the existing preliminary injunction that prohibits asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII;

•	the anticipated need for an extension of the three-year term of the DIP Credit Facility, which is scheduled to expire in February 2003, to accommodate the issuance of letters of credit expiring after that date in connection with new construction and other contracts on which B&W intends to bid; and

•	the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

•	the ultimate resolution of the ruling issued on February 8, 2002 by the Bankruptcy Court (the “Transfer Case”) which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999. See Item 3 and Note 11 for further information.

Any changes in (1) the estimates of B&W’s nonemployee asbestos liability and insurance, (2) the differences between the proportion of those liabilities covered by insurance and that experienced in the past and (3) the ultimate resolution of the Transfer Case could result in material adjustments to B&W’s financial statements and negatively impact our ability to realize our net investment in B&W and certain assets transferred by B&W to its parent in the corporate reorganization.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into the DIP Credit facility with Citibank, N.A. and Salomon Smith Barney Inc. with a three-year term. The Bankruptcy Court approved the full amount of this facility, giving all amounts owed under the facility a super-priority administrative expense status in bankruptcy. B&W’s and its filing subsidiaries’ obligations under the facility are (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt. The DIP Credit Facility generally provides for borrowings by B&W and its filing subsidiaries for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100,000,000 in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. There were no borrowings under this facility at December 31, 2001 or 2000. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172,000,000 (the “Pre-existing LCs”). MII, MI and BWICO have agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which it already has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2001, approximately $116,000,000 in letters of credit have been issued under the DIP Credit Facility of which approximately $64,119,000 were to replace or backstop Pre-existing LCs. At December 31, 2001, B&W was in violation of a covenant under the DIP Credit facility caused by the acquisition of 80% of the common stock of a company for approximately $90,000. We received a consent from the lenders to remedy this default (see Note 22).

Financial Results and Reorganization Items

The B&W condensed consolidated financial statements set forth below have been prepared in conformity with the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,“issued November 19, 1990 (“SOP 90-7”). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization. Liabilities subject to compromise include prepetition unsecured claims, which may be settled at amounts which differ from those recorded in the B&W condensed consolidated financial statements.

THE BABCOCK & WILCOX COMPANY
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

			Nine-Month
	Year Ended		Period Ended
	December 31,		December 31,

	2001	2000	1999

		(In thousands)
Revenues	$1,431,908	$1,162,458	$731,283

Costs and Expenses:
Cost of operations	1,243,553	1,042,663	600,024
Selling, general and administrative expenses	117,090	110,215	90,167
Reorganization charges	32,627	17,888	—

	1,393,270	1,170,766	690,191

Equity in Income from Investees	2,946	5,098	3,346

Operating Income (Loss)	41,584	(3,210)	44,438

Other Income:

Interest income	4,981	4,051	3,148
Interest expense	(6,709)	(4,221)	(1,677)
Other-net	(4,479)	(192)	1,051

	(6,207)	(362)	2,522

Income (Loss) before Provision for Income Taxes	35,377	(3,572)	46,960

Provision for Income Taxes	17,878	736	20,877

Net Income (Loss)	$17,499	$(4,308)	$26,083

(1)	Reorganization charges at December 31,2001 consist of professional fees of $35,172,000, net of interest income of $2,545,000. At December 31, 2000, reorganization charges include professional fees of $21,642,000, net of interest income of $3,754,000.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,

	2001	2000

	(In thousands)
Assets:
Current Assets	$592,968	$553,937
Property, Plant and Equipment	77,185	80,459
Products Liabilities Recoverable	1,152,489	1,153,761
Goodwill	74,394	77,093
Prepaid Pension Costs	12,411	20,369
Other Assets	159,692	128,043

Total Assets	$2,069,139	$2,013,662

Liabilities:
Current Liabilities	431,702	$364,977
Liabilities Subject to Compromise(2)	1,441,869	1,456,313
Accrued Postretirement Benefit Obligation	897	566
Other long-term liabilities	14,693	18,589
Stockholder’s Equity:
Common Stock	1,001	1,001
Capital in Excess of Par Value	134,729	134,733
Retained Earnings	78,323	60,824
Accumulated Other Comprehensive Loss	(34,075)	(23,341)

Total Liabilities and Stockholder’s Equity	$2,069,139	$2,013,662

(2) Liabilities subject to compromise consist of the following:
Accounts payable	$3,720	$3,113
Provision for warranty	16,346	21,742
Other current liabilities	25,758	25,302
Products liabilities	1,307,725	1,307,725
Accumulated postretirement benefit obligation	70,909	75,910
Other long-term liabilities	17,411	22,521

	$1,441,869	$1,456,313

B&W and its subsidiaries routinely engage in intercompany transactions with other entities within the McDermott group of companies in the ordinary course of business. These transactions include services received by B&W and its subsidiaries from MII and MI under a support services agreement. These services include the following: accounting, treasury, tax administration, and other financial services; human relations; public relations; corporate secretarial; and corporate officer services. In addition, B&W is responsible for its share of federal income taxes included in MI’s federal tax return under a tax-sharing arrangement. B&W incurred net charges of approximately $29,000,000 and $38,000,000 in the years ended December 31, 2001 and 2000, respectively, from the McDermott group of companies, exclusive of its share of federal income taxes. As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the “Pre-Petition Inter-company Payables”) and other creditors during the pendency of the bankruptcy case, without the Bankruptcy Court’s approval. Moreover, no assurances can be given that any of the Pre-Petition Inter-company Payables will be paid or otherwise satisfied in connection with the confirmation of a B&W plan of reorganization. As of February 21, 2000, the day prior to the bankruptcy filing, B&W and its filing subsidiaries had Pre-Petition Inter-company Payables of approximately $51,350,000 and pre-petition inter-company receivables from other entities within the McDermott group of companies (other than subsidiaries of B&W) of approximately $58,143,000. In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. In addition to this indemnity, these two surety companies requested and, in June 2000, obtained from the Bankruptcy Court, subject to the DIP Credit Facility and certain professional fees, super-priority administrative expense status in bankruptcy for their claims against B&W and its filing subsidiaries resulting from their exposure under any bond issued post-bankruptcy filing for B&W’s and its subsidiaries’ businesses. At December 31, 2001, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $150,000,000 of which approximately $67,000,000 relates to bonds issued after February 21, 2000.

B&W’s financial results are included in our consolidated results through February 21, 2000, the day prior to B&W’s Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W’s were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $166,234,000, as of February 21, 2000, increased to $186,966,000 due to post-bankruptcy filing adjustments to the net assets of B&W and is subject to periodic reviews for recoverability. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. It is possible that a material adjustment to our financial statements will be required on the completion of the B&W reorganization.

We have assessed B&W’s liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries’ operating activities and meet its debt and capital requirements for the foreseeable future. However, B&W’s ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W condensed consolidated financial information set forth above has been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a rejection of B&W’s plan of reorganization could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment. The independent accountant’s report on the separate consolidated financial statements of B&W for the years ended December 31, 2001 and 2000 includes an explanatory paragraph indicating that these issues raise substantial doubt about B&W’s ability to continue as a going concern.

Following are our condensed Pro Forma Consolidated Statements of Income (Loss) data, assuming the deconsolidation of B&W for all periods presented.

Assumes deconsolidation as of the beginning of the period presented, all data unaudited:

	Year	Nine-Month
	Ended	Period Ended

	December 31,

	2000	1999

	(In thousands)
Revenues	$1,722,038	$1,159,805
Operating Income (Loss)	$(9,699)	$35,243
Loss before Provision for Income Taxes	$(19,271)	$(11,862)
Net Loss	$(27,587)	$(25,643)
Loss per Common Share:
Basic	$(0.46)	$(0.43)
Diluted	$(0.46)	$(0.43)

NOTE 21 – LIQUIDITY

As a result of the B&W bankruptcy filing, our access to the cash flows of B&W and its subsidiaries has been restricted. In addition, MI and JRM and their respective subsidiaries are limited, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. As a result, we have assessed our ability to continue as a going concern and have concluded that we can continue to fund our operating activities and capital requirements for the foreseeable future. In this regard, management will be required to address several significant issues:

•	MI’s Negative Cash Flows. We expect MI to experience negative cash flows in 2002, primarily due to tax payments on the exercise of MI’s rights under an intercompany stock purchase and sale agreement (see Note 22). MI expects to meet its cash needs through short-term borrowings by BWXT on the MII Credit Facility, sale of assets, obtaining loans from either JRM or MII, a capital contribution from MII or some combination thereof. While we expect MI’s cash flow to improve considerably in 2003, MI’s lack of liquidity poses substantial risk in the short term.

•	Reduction in Surety Bond Capacity. Two of our surety companies notified us in the first quarter of 2001 that they are no longer willing to issue bonds on our behalf. We obtain surety bonds in the ordinary course of business of several of our operations to secure contract bids and to meet the bonding requirements of various construction and other contracts with customers. We are currently canvassing the surety market to obtain additional bonding capacity. Since we received the notice from our surety companies, we have been satisfying most of our bonding requirements by letters of credit and enhanced contract terms and conditions. However, if we fail to obtain replacement bonding capacity, our ability to secure customer contracts and pursue additional projects in the future may be materially adversely affected. As of December 31, 2001, MII guaranteed previously issued surety bonds of $169,000,000, $150,000,000 of which were issued in connection with business operations of B&W and its subsidiaries. We do not believe that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bonds.

•	Credit Rating Downgrade. In September 2001, Moody’s Investor Service lowered MI’s credit rating from BA3 to B2. JRM’s credit rating remained unchanged at BA3. Our rating by Standard & Poors remained unchanged at B. This downgrade by Moody’s Investor Service has impacted our cost of capital and could impact our access to capital.

•	Upcoming Maturity of our Credit Facilities. The MII, JRM and B&W DIP Credit Facilities are scheduled to expire in March 2003. We plan to negotiate an extension of these facilities. However, if we are unable to negotiate an extension, this could impact our access to capital as we may not be able to obtain alternative financing.

NOTE 22 – SUBSEQUENT EVENT

Subsequent to December 31, 2001 and prior to March 15, 2002, MI repurchased $12,706,000 principal amount of its 9.375% Notes due March 15, 2002 at a cost totaling $12,181,050 (excluding accrued interest). On March 15, 2002, MI fully repaid these notes. In order to repay these notes, on February 22, 2002, MI executed its right pursuant to a stock purchase and sale agreement with MII (the “Intercompany Agreement”), under which MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock. MI held this financial asset since prior to the 1982 reorganization transaction under which MII became the parent of MI. The price was based on (1) the stockholders’ equity of MII at the close of the fiscal year preceding the date on which the right to sell or buy, as the case may be, was exercised and (2) the price-to-book value of the Dow Jones Industrial Average. At January 1, 2002, the aggregate unit value of MI’s right to sell all of its 100,000 units to MII was approximately $243,000,000. MI received this amount from the exercise of the Intercompany Agreement. MII funded that payment by (1) receiving dividends of $80,000,000 from JRM and of $20,000,000 from one of our captive insurance companies and (2) reducing its short-term investments and cash and cash equivalents. These proceeds are subject to U.S. federal, state and other applicable taxes and we recorded a tax provision totaling approximately $85,400,000 at December 31, 2001.

On March 7, 2002, we reduced our pledged securities under the MII Credit Facility by approximately $100,000,000.

On March 18, 2002, we received a consent from the lenders to remedy a covenant violation under the DIP Credit Facility (see Notes 5 and 20).

See Note 21 for a discussion of liquidity.

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, we had no disagreements with PricewaterhouseCoopers LLP on any accounting or financial disclosure issues.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings Election of Directors’ and “Executive Officers” in The Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading “Compensation of Executive Officers” in The Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in The Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Note 12 to our consolidated financial statements included in this report is incorporated by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference:

1. CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Income for the Years Ended December 31, 2001 and 2000 and the Nine-Month Period Ended December 31, 1999

Consolidated Statements of Comprehensive Loss for the Years Ended December 31,2001 and 2000 and the Nine-Month Period Ended December 31, 1999

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001 and 2000 and the Nine-Month Period Ended December 31, 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000 and the Nine-Month Period Ended December 31, 1999

Notes to Consolidated Financial Statements for the Years Ended December 31, 2001 and 2000 and the Nine-Month Period Ended December 31, 1999

2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All required financial statement schedules will be filed by amendment to this Form 10-K on Form 10-K/A

3. EXHIBITS
Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of May 7, 1999 between McDermott International, Inc. and J. Ray McDermott, S.A. (incorporated by reference to Annex A of Exhibit (a)(1) to the Schedule 14D-1 filed by McDermott International, Inc. with the Commission on May 13, 1999)

3.1	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430))

3.2	McDermott International, Inc.’s Amended and Restated By-Laws

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430))

4.1	Rights Agreement dated as of October 17, 2001 between McDermott International, Inc. and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference herein to Exhibit 1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 17, 2001 (File No. 1-08430))

We and certain of our consolidated subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission on request

10.1*	McDermott International, Inc.’s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 of McDermott International, Inc.’s Annual Report on Form 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430))

10.2	Intercompany Agreement (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1983 (File No. 1-08430))

10.3*	Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1990 (File No. 1-08430))

10.4*	McDermott International, Inc.’s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994, as filed with the Commission under a Schedule 14A (File No. 1-08430))

10.5*	McDermott International, Inc.’s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1988 (File No. 1-08430))

10.6*	McDermott International, Inc.’s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 of McDermott International, Inc.’s Annual Report on Form10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430))

10.7*	McDermott International, Inc.’s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended for the fiscal year ended March 31, 1992 (File No. 1-08430))

10.8*	McDermott International, Inc.’s 1992 Directors Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1992 (File No. 1-08430))

10.9*	McDermott International, Inc.’s Restated 1996 Officer Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430))

10.10*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430))

10.12	Support Agreement between McDermott International, Inc. and McDermott Incorporated (incorporated by reference to Exhibit 10.11 of McDermott International, Inc.’s Annual Report on Form 10-K for the nine-month transition period ended December 31, 1999 (File No. 1-08430))

10.13	McDermott International, Inc.’s 2001 Directors & Officers Long-Term Incentive Plan

12.1	Ratio of Earnings to Fixed Charges

21.1	Significant Subsidiaries of the Registrant

23.1	Consent of Independent Accountants

99	The Babcock & Wilcox Consolidated Financial Statements

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K

(b) Reports on Form 8-K:

On November 13, 2001, we filed a report on Form 8-K dated October 29, 2001. Our report included Item 2 - Disposition of Assets and Item 7 - Pro Forma Financial Information and Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

/s/ Bruce W. Wilkinson

March 22, 2002	By:	Bruce W. Wilkinson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Bruce W. Wilkinson Bruce W. Wilkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Francis S. Kalman Francis S. Kalman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Philip J. Burguieres Philip J. Burguieres	Director

/s/ Ronald C. Cambre Ronald C. Cambre	Director

/s/ Bruce DeMars Bruce DeMars	Director

/s/ Joe B. Foster Joe B. Foster	Director

/s/ Robert L. Howard Robert L. Howard	Director

/s/ John W. Johnstone, Jr. John W. Johnstone, Jr.	Director

/s/ John N. Turner John N. Turner	Director

/s/ Richard E. Woolbert Richard E. Woolbert	Director

March 22, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description

2.2	Agreement and Plan of Merger dated as of May 7, 1999 between McDermott International, Inc. and J. Ray McDermott, S.A. (incorporated by reference to Annex A of Exhibit (a)(1) to the Schedule 14D-1 filed by McDermott International, Inc. with the Commission on May 13, 1999)

3.1	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430))

3.2	McDermott International, Inc.’s Amended and Restated By-Laws.

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430))

4.1	Rights Agreement dated as of October 17, 2001 between McDermott International, Inc. and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference herein to Exhibit 1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 17, 2001 (File No. 1-08430))

10.1*	McDermott International, Inc.’s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 of McDermott International, Inc.’s Annual Report on Form 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430))

10.2	Intercompany Agreement (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1983 (File No. 1-08430))

10.3*	Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1990 (File No. 1-08430))

10.4*	McDermott International, Inc.’s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994, as filed with the Commission under a Schedule 14A (File No. 1-08430))

10.5*	McDermott International, Inc.’s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1988 (File No. 1-08430))

10.6*	McDermott International, Inc.’s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 of McDermott International, Inc.’s Annual Report on Form10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430))

10.7*	McDermott International, Inc.’s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended for the fiscal year ended March 31, 1992 (File No. 1-08430))

10.8*	McDermott International, Inc.’s 1992 Directors Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1992 (File No. 1-08430))

10.9*	McDermott International, Inc.’s Restated 1996 Officer Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430))

10.10*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430))

10.12	Support Agreement between McDermott International, Inc. and McDermott Incorporated (incorporated by reference to Exhibit 10.11 of McDermott International, Inc.’s Annual Report on Form 10-K for the nine-month transition period ended December 31, 1999 (File No. 1-08430))

10.13	McDermott International, Inc.’s 2001 Directors & Officers Long-Term Incentive Plan

12.1	Ratio of Earnings to Fixed Charges

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants

99	The Babcock & Wilcox Consolidated Financial Statements