Form 10-K/A
period 2002-01-31
MCDERMOTT INTERNATIONAL INC
filed 2002-04-29
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10 - K/A
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $759,209,727 as of January 29, 2001.

The number of shares outstanding of the Company's Common Stock at January 31, 2002 was 61,957,155.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                          McDERMOTT INTERNATIONAL, INC.

               INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                                   Page
Report of Independent Accountants                                                    3

Financial Statement Schedule Covered by Reports of Independent Accountants:

      I    Condensed Financial Information of Registrant                             4

     II    Valuation and Qualifying Accounts                                        11

All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial
     Statements or Notes thereto.

Signature of Registrant                                                             12

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of McDermott International, Inc.


We have audited the consolidated financial statements of McDermott International, Inc. (the "Company") as of December 31, 2001 and 2000, and for the years ended December 31, 2001 and 2000, and the nine-month period ended December 31, 1999, and have issued our report thereon dated February 22, 2002, except as to the subsequent events described in Note 22 which is as of March 18, 2002. Our report includes an emphasis of matter paragraph referring to Notes 1 and 20 of the consolidated financial statements which discusses certain asbestos-related claims against the Company's subsidiary, The Babcock & Wilcox Company ("B&W"), B&W's related voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code, the outcome of litigation associated with certain assets transferred to B&W's parent during fiscal year 1999, and certain liquidity matters resulting from the filing. Our audit also included Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts. In our opinion, these financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2002, except for Note 4,
as to which the date is April 5, 2002

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                      December 31,
                                                                   2001           2000
                                                              -----------    -----------
                                                                     (In thousands)
Current Assets:
     Cash and cash equivalents                                $        49    $        46
     Accounts receivable - trade, net                                  59             75
     Accounts receivable - other                                      149            567
     Accounts receivable from subsidiaries                         46,256         16,474
     Accounts receivable from The Babcock & Wilcox Company          1,727            973
     Other currents assets                                          1,483            863
                                                              -----------    -----------

         Total Current Assets                                      49,723         18,998
                                                              -----------    -----------

Investments in Subsidiaries and
     Other Investees, at Equity                                   793,920        811,152
                                                              -----------    -----------

Notes Receivable from Subsidiaries                                  5,833         17,159
                                                              -----------    -----------
Property, Plant and Equipment, at Cost:
     Buildings                                                         --          1,378
     Machinery and equipment                                           61            538
                                                              -----------    -----------
                                                                       61          1,916
     Less accumulated depreciation                                     61          1,916
                                                              -----------    -----------

         Net Property, Plant and Equipment                             --             --
                                                              -----------    -----------

Investments in Debt Securities                                     29,779         28,672
                                                              -----------    -----------

Accounts Receivable from The Babcock & Wilcox Company                 565            565
                                                              -----------    -----------

Other Assets                                                       21,195         32,835
                                                              -----------    -----------

         TOTAL                                                $   901,015    $   909,381
                                                              ===========    ===========


See accompanying notes to condensed financial information.

                                                                       Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      December 31,
                                                                  2001           2000
                                                              -----------    -----------
                                                                     (In thousands)
Current Liabilities:
     Accounts payable                                         $       119    $       824
     Accounts payable to The Babcock & Wilcox Company               4,964          4,802
     Accounts payable to subsidiaries                              53,588         49,220
     Accrued liabilities - other                                   32,671         38,288
     Income taxes                                                   1,659          1,659
                                                              -----------    -----------

         Total Current Liabilities                                 93,001         94,793
                                                              -----------    -----------

Notes Payable to Subsidiaries                                      37,031         36,845
                                                              -----------    -----------

Other Liabilities                                                     873          1,140
                                                              -----------    -----------

Commitments and Contingencies


Stockholders' Equity:
     Common stock                                                  63,733         62,582
     Capital in excess of par value                             1,077,148      1,062,511
     Accumulated deficit                                         (250,924)      (230,902)
     Treasury stock                                               (62,736)       (62,736)
     Accumulated other comprehensive loss                         (57,111)       (54,852)
                                                              -----------    -----------

         Total Stockholders' Equity                               770,110        776,603
                                                              -----------    -----------

         TOTAL                                                $   901,015    $   909,381
                                                              ===========    ===========

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                      CONDENSED STATEMENTS OF INCOME (LOSS)

                                                                             Nine-Month
                                                          Year Ended        Period Ended
                                                         December 31,       December 31,
                                                      2001         2000         1999
                                                    --------     --------   ------------
                                                              (In thousands)
Costs and Expenses:
    Cost of operations                              $  4,710     $  5,300     $  1,233
    Selling, general and administrative expenses      18,264        2,245        3,781
                                                    --------     --------     --------

                                                      22,974        7,545        5,014
                                                    --------     --------     --------

Gain (Loss) on Asset Disposals-net                        --         (517)           1
                                                    --------     --------     --------


Operating Loss before Equity in
    Income of Investees                              (22,974)      (8,062)      (5,013)
                                                    --------     --------     --------

Equity in Income (Loss) of Subsidiaries
    and Other Investees                                7,209       (7,243)      43,027
                                                    --------     --------     --------

    Operating Income (Loss)                          (15,765)     (15,305)      38,014
                                                    --------     --------     --------

Other Income (Expense):
    Interest income                                    2,113        2,811        2,192
    Interest expense                                  (4,740)      (6,486)      (9,932)
    Other - net                                       (1,800)      (5,442)     (29,834)
                                                    --------     --------     --------

                                                      (4,427)      (9,117)     (37,574)
                                                    --------     --------     --------

 Income (Loss) before Benefit from Income
    Taxes                                            (20,192)     (24,422)         440

Benefit from Income Taxes                               (170)      (2,340)          --
                                                    --------     --------     --------

Net Income (Loss)                                   $(20,022)    $(22,082)    $    440
                                                    ========     ========     ========


See accompanying notes to condensed financial information.

                                                                      Schedule I


                          MCDERMOTT INTERNATIONAL, INC
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

                                                                            Nine-Month
                                                          Year Ended        Period Ended
                                                          December 31,      December 31,
                                                      2001         2000         1999
                                                    --------     --------   ------------
                                                               (In thousands)
Net Income (Loss)                                   $(20,022)    $(22,082)    $    440
                                                    --------     --------     --------

Other Comprehensive Income (Loss):
  Equity in other comprehensive income (loss) of
     subsidiaries and other investees                 (2,272)      (8,386)     (13,928)
  Foreign currency translation adjustments                --           --           --
  Minimum pension liability adjustments                   19           18           63
  Reclassification adjustment for gains (losses)
     included in net income                               (6)         497         (470)
                                                    --------     --------     --------

Other Comprehensive Loss                              (2,259)      (7,871)     (14,335)
                                                    --------     --------     --------

Comprehensive Loss                                   (22,281)     (29,953)     (13,895)
                                                    ========     ========     ========


See accompanying notes to condensed financial information.

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Nine-Month
                                                                   Year Ended         Period Ended
                                                                  December 31,        December 31,
                                                               2001           2000         1999
                                                            ---------     ---------   ------------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                           $ (20,022)    $ (22,082)    $     440
                                                            ---------     ---------     ---------

Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                              1,931         1,450         1,131
     Equity in income or loss of subsidiaries
       and other investees, less dividends                     19,691         7,243       (32,227)
     Gain on asset disposals-net                                   --            --            (1)
     Other                                                      7,984         9,029         4,986
     Changes in assets and liabilities:
       Accounts and notes receivable                          (30,102)        1,507        11,161
       Accounts payable                                         4,011      (135,077)       77,747
       Income taxes                                                --            (1)           (1)
       Other, net                                                 393         9,581        31,348
                                                            ---------     ---------     ---------

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                 (16,114)     (128,350)       94,584
                                                            ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from asset disposals                                      --            --             1
Purchases of available-for-sale securities                   (101,301)      (10,473)       (6,493)
Maturities of available-for-sale securities                     7,000        10,325         6,600
Sales of available-for-sale securities                         93,451         1,247            --
Decrease (increase) in loans to subsidiaries                   11,326       122,710       (87,248)
                                                            ---------     ---------     ---------

NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                                  10,476       123,809       (87,140)
                                                            ---------     ---------     ---------

                                                                       Continued


                                                                                      Nine-Month
                                                                   Year Ended         Period Ended
                                                                  December 31,        December 31,
                                                               2001           2000         1999
                                                            ---------     ---------   ------------
                                                                        (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock                                    $   1,000    $      47     $   1,538
Dividends paid                                                     --       (8,972)       (8,889)
Purchase of McDermott International, Inc. stock                    --           (5)           --
Other                                                           4,641        4,526          (476)
                                                            ---------    ---------     ---------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                   5,641       (4,404)       (7,827)
                                                            ---------    ---------     ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                 3       (8,945)         (383)
                                                            ---------    ---------     ---------

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                       46        8,991         9,374
                                                            ---------    ---------     ---------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                $      49    $      46     $   8,991
                                                            =========    =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest, including intercompany
      interest (net of amount capitalized)                  $   5,275    $   6,453     $   9,865
   Income taxes, net of refunds                             $       3    $     361     $       1
                                                            =========    =========     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Settlement of intercompany balances with a subsidiary    $      --    $ 932,935     $      --
                                                            =========    =========     =========


See accompanying notes to condensed financial information.

                                                                      Schedule I


                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                DECEMBER 31, 2001

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

NOTE 2 - CONTINGENCIES

McDermott International, Inc. is contingently liable under standby letters of credit totaling $55,595,000 at December 31, 2001, all of which were issued in the normal course of business. McDermott International, Inc. has guaranteed the indebtedness of certain of its subsidiaries and other investees. At December 31, 2001, these guarantees included a $1,000,000 line of credit, of which $75,000 is outstanding, and $98,040,000 of standby letters of credit issued by certain subsidiaries and other investees.

At December 31, 2001, McDermott International, Inc. had pledged all of the fair value of its investments in debt securities to secure payments under and in connection with certain reinsurance agreements.

McDermott International, Inc. has agreed to indemnify our two surety companies for obligations of various of its subsidiaries, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2001, the aggregate outstanding amount of surety bonds that were guaranteed by McDermott International, Inc. and issued in connection with the business operations of its subsidiaries was approximately $169,000,000, of which $150,000,000 related to the business operations of B&W and its subsidiaries.

NOTE 3 - DIVIDENDS RECEIVED

McDermott International, Inc. received dividends from its consolidated subsidiaries of $26,900,000, $487,562,000 and $10,800,000 for the years ended
December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, respectively. Also during the year ended December 31, 2000, McDermott International, Inc. received a capital contribution from one of its consolidated subsidiaries of $445,373,000.

NOTE 4 - SUBSEQUENT EVENT

On March 4, 2002, MII received a cash dividend from Creole Insurance Company, Ltd. of $20,000,000 and on March 12, 2002, MII received a cash dividend from J. Ray McDermott, S. A. ("JRM") of $80,000,000.

On March 27, 2002, the presiding judge in Federal District Court for the Eastern District of Louisiana announced in open court a finding that one of JRM's subsidiaries was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except JRM's subsidiary, and alternatively, that JRM's highly extraordinary negligence served as a superceding cause of the loss. The finding was memorialized in a written order dated April 5, 2002, which found against JRM's subsidiary on the claims of Texaco's builder's risk insurers in addition to the claims of Texaco. The judge has neither entered a final judgment nor issued a written opinion on this matter. We intend to seek reconsideration of this order and believe that the order is unsupported under the applicable law and facts. The matter has recently been transferred to a new judge and no trial date has yet been set for damages and certain insurance issues. Alleged damages sought approximate $250,000,000. We believe that the claims against JRM are governed by contractual provisions which require arbitration and waive the recovery of consequential damages against them. We plan to vigorously pursue any appeals process and related arbitration, and we do not believe that a material loss with respect to these matters is likely. In addition, we are evaluating our insurance coverage in the event of any liability. However, the ultimate outcome of the proceedings is uncertain, and an adverse ruling in either proceeding could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

                                                                     Schedule II

                          McDERMOTT INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                          Additions
                                                  -------------------------
                                   Balance at     Charged to     Charged to                       Balance at
                                   Beginning      Costs and        Other                             End
           Description             of Period      Expense(2)      Accounts      Deductions(3)     of Period
           -----------             ----------     ----------     ----------     -------------     ----------
                                                               (In thousands)
Estimated Drydock Liability(1):

Year Ended December 31, 2001       $26,016         $ 14,178       $     --         $(4,023)        $36,171

Year Ended December 31, 2000       $21,753         $ 12,173       $     --         $(7,910)        $26,016

Nine Months Ended
      December 31, 1999            $22,813         $ 2,565        $     --         $(3,625)        $21,753


(1) Estimated drydock liability is reported within accrued liabilities-other and other liabilities on the balance sheet.

(2) Net of reductions and other adjustments, all of which are charged to costs and expenses.

(3)   Reductions in the estimates to actual costs incurred.

                           SIGNATURE OF THE REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              McDERMOTT INTERNATIONAL, INC.


                                              /s/ Francis S. Kalman
                                              -----------------------------

                                              By: Francis S. Kalman
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


April 25, 2002

                                  EXHIBIT INDEX

   Exhibit
   Number
   -------
    23.1   Consent of Independent Accountants

     99    Supplementary Financial Information on Panamanian Securities Regulations