Form 10-Q
period 2002-03-31
MCDERMOTT INTERNATIONAL INC
filed 2002-05-14
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


  (Mark One)


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2002

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

                             Yes [X]     No [ ]

The number of shares outstanding of the Company's Common Stock at April 30, 2002 was 63,022,339.

                         McDERMOTT INTERNATIONAL, INC.

                               INDEX - FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1 - Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           March 31, 2002 and December 31, 2001                              4

         Condensed Consolidated Statements of Loss
           Three Months Ended March 31, 2002 and 2001                        6

         Condensed Consolidated Statements of Comprehensive Income (Loss)
           Three Months Ended March 31, 2002 and 2001                        7

         Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2002 and 2001                        8

         Notes to Condensed Consolidated Financial Statements               10


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 33


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                             44

     Item 6 - Exhibits and Reports on Form 8-K                              44

 SIGNATURES                                                                 45

                                     PART I

                          McDERMOTT INTERNATIONAL, INC.


                              FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements

                          McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 March 31,      December 31,
                                                                   2002             2001
                                                               ------------     ------------
                                                               (Unaudited)
                                                                       (In thousands)
Current Assets:
  Cash and cash equivalents                                    $    146,235     $    196,912
  Investments                                                            --          158,000
  Accounts receivable - trade, net                                  192,916          139,598
  Accounts receivable from The Babcock & Wilcox Company               7,201            3,681
  Accounts receivable - unconsolidated affiliates                    38,308           69,368
  Accounts receivable - other                                        37,373           34,833
  Contracts in progress                                              93,249           97,326
  Inventories                                                         1,760            1,825
  Deferred income taxes                                              60,649           59,370
  Other current assets                                               52,886           52,490
                                                               ------------     ------------
  Total Current Assets                                              630,577          813,403
                                                               ------------     ------------
Property, Plant and Equipment                                     1,224,121        1,218,650
  Less accumulated depreciation                                     868,106          864,751
                                                               ------------     ------------
  Net Property, Plant and Equipment                                 356,015          353,899
                                                               ------------     ------------
Investments in Debt Securities                                      171,629          173,003
                                                               ------------     ------------
Investment in The Babcock & Wilcox Company                          186,966          186,966
                                                               ------------     ------------
Accounts Receivable from The Babcock & Wilcox Company                18,202           17,489
                                                               ------------     ------------
Goodwill                                                            330,579          330,705
                                                               ------------     ------------
Prepaid Pension Costs                                               150,557          152,510
                                                               ------------     ------------
Other Assets                                                         80,509           75,865
                                                               ------------     ------------
  TOTAL                                                        $  1,925,034     $  2,103,840
                                                               ============     ============


See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31,       December 31,
                                                                        2002               2001
                                                                    ------------      ------------
                                                                    (Unaudited)
                                                                           (In thousands)
Current Liabilities:
  Notes payable and current maturities of long-term debt            $      1,322      $    209,506
  Accounts payable                                                       106,868           118,811
  Accounts and notes payable to The Babcock & Wilcox Company              37,920            34,098
  Accrued employee benefits                                               67,985            91,596
  Accrued contract costs                                                  24,565            26,367
  Advance billings on contracts                                          232,056           170,329
  U.S. and foreign income taxes payable                                  101,183           123,985
  Other current liabilities                                              202,900           203,695
                                                                    ------------      ------------
    Total Current Liabilities                                            774,799           978,387
                                                                    ------------      ------------
Long-Term Debt                                                           100,114           100,393
                                                                    ------------      ------------
Accumulated Postretirement Benefit Obligation                             27,373            23,536
                                                                    ------------      ------------
Environmental Liabilities                                                 11,997            15,083
                                                                    ------------      ------------
Self-Insurance                                                            77,067            67,878
                                                                    ------------      ------------
Other Liabilities                                                        154,993           148,453
                                                                    ------------      ------------
Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $1.00 per share, authorized
    150,000,000 shares; issued 64,662,126 at
    March 31, 2002 and 63,733,257 at December 31, 2001                    64,662            63,733
  Capital in excess of par value                                       1,085,969         1,077,148
  Accumulated deficit                                                   (251,517)         (250,924)
  Treasury stock at cost, 2,045,792 shares at March 31,
    2002 and 2,005,792 at December 31, 2001                              (62,776)          (62,736)
  Accumulated other comprehensive loss                                   (57,647)          (57,111)
                                                                    ------------      ------------
    Total Stockholders' Equity                                           778,691           770,110
                                                                    ------------      ------------
    TOTAL                                                           $  1,925,034      $  2,103,840
                                                                    ============      ============

                          McDERMOTT INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS


                                                                Three Months Ended
                                                                     March 31,
                                                            2002                    2001
                                                        -----------             -----------
                                                                      (Unaudited)
                                                      (In thousands, except per share amounts)

Revenues                                                $   399,192             $   410,524
                                                        -----------             -----------
Costs and Expenses:
  Cost of operations                                        366,579                 369,315
  Selling, general and
    administrative expenses                                  42,169                  41,247
                                                        -----------             -----------
                                                            408,748                 410,562
                                                        -----------             -----------
Equity in Income of Investees                                 7,534                   4,921
                                                        -----------             -----------
  Operating Income (Loss)                                    (2,022)                  4,883
                                                        -----------             -----------
Other Income (Expense):
  Interest income                                             3,480                   5,848
  Interest expense                                           (7,165)                (10,131)
  Other-net                                                   1,698                  (2,211)
                                                        -----------             -----------
  Total Other Expense                                        (1,987)                 (6,494)

Loss from Continuing Operations before
  Provision for (Benefit from) Income Taxes
  and Extraordinary Item                                     (4,009)                 (1,611)

Provision for (Benefit from) Income Taxes                    (2,249)                  3,558
                                                        -----------             -----------
Loss from Continuing Operations
  before Extraordinary Item                                  (1,760)                 (5,169)

Income from Discontinued Operations                             826                     736
                                                        -----------             -----------
Loss before Extraordinary Item                                 (934)                 (4,433)

Extraordinary Item, net of taxes of $184,000                    341                      --
                                                        -----------             -----------

Net Loss                                                $      (593)            $    (4,433)
                                                        ===========             ===========
Loss per Common Share:
  Basic
    Loss from Continuing Operations
      before Extraordinary Item                         $     (0.03)            $     (0.09)
    Net Loss                                            $     (0.01)            $     (0.07)
  Diluted
    Loss from Continuing Operations
      before Extraordinary Item                         $     (0.03)            $     (0.09)
    Net Loss                                            $     (0.01)            $     (0.07)
                                                        ===========             ===========


See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                              2002            2001
                                                                           ----------      ----------
                                                                                   (Unaudited)
                                                                                  (In thousands)
Net Loss                                                                   $     (593)     $   (4,433)
                                                                           ----------      ----------
Other Comprehensive Income (Loss):
  Currency translation adjustments:
    Foreign currency translation adjustments                                     (493)            120
  Unrealized gains (losses) on derivative financial instruments:
    Unrealized gains (losses) on derivative financial instruments               1,192          (1,200)
    Reclassification adjustment for losses included in net income                 192              --
  Unrealized gains (losses) on investments:
    Unrealized gains (losses) arising during the period,
      net of taxes (benefits) of $30,000 at March 31, 2001                       (512)          4,077
  Reclassification adjustment for (gains) losses
    included in net income, net of tax benefit of
    $162,000 at March 31, 2001                                                   (915)          1,955
                                                                           ----------      ----------
Other Comprehensive Income (Loss)                                                (536)          4,952
                                                                           ----------      ----------
Comprehensive Income (Loss)                                                $   (1,129)     $      519
                                                                           ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                         McDERMOTT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended
                                                                      March 31,
                                                               2002            2001
                                                            ----------      ----------
                                                                     (Unaudited)
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    $     (593)     $   (4,433)
                                                            ----------      ----------
Adjustments to reconcile net loss to net
 cash provided by (used) in operating activities:
  Depreciation and amortization                                  9,103          14,286
  Income or loss of investees, less dividends                   (5,558)         (3,551)
  Gain on asset disposals and impairments - net                    (76)           (525)
  Provision for deferred taxes                                   9,537             799
  Extraordinary gain                                              (341)             --
  Other                                                          3,726           4,690
  Changes in assets and liabilities, net of effects
   of acquisitions and divestitures:
    Accounts receivable                                        (32,343)        (12,862)
    Net contracts in progress and advance billings              65,931          16,947
    Accounts payable                                            (7,965)         (4,358)
    Accrued and other current liabilities                       (2,125)        (19,427)
    Products and environmental liabilities                        (308)         (1,651)
    Other, net                                                 (35,964)         (2,728)
                                                            ----------      ----------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                     3,024         (12,813)
                                                            ----------      ----------

  CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                   (10,558)         (7,764)
  Purchases of available-for-sale securities                  (646,992)       (348,883)
  Sales of available-for-sale securities                       737,819         355,875
  Maturities of available-for-sale securities                   67,103          33,026
  Proceeds from asset disposals                                     76             543
  Other                                                             --          (1,366)
                                                            ----------      ----------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                    147,448          31,431
                                                            ==========      ==========

                                                                       CONTINUED



                                                               Three Months Ended
                                                                    March 31,
                                                               2002            2001
                                                            ----------      ----------
                                                                     (Unaudited)
                                                                   (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt                                   $ (208,309)     $      (27)
Increase (decrease) in short-term borrowing                        667         (48,838)
Issuance of common stock                                         1,672             180
Other                                                            4,856           3,101
                                                            ----------      ----------

NET CASH USED IN FINANCING ACTIVITIES                         (201,114)        (45,584)
                                                            ----------      ----------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                           (35)           (617)
                                                            ----------      ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (50,677)        (27,583)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               196,912          84,620
                                                            ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  146,235      $   57,037
                                                            ----------      ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amount capitalized)                      $   11,540      $   14,317
  Income taxes - net                                        $   15,132      $    2,146
                                                            ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but have significant influence over. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three-month period ended March 31, 2002.

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

     o Babcock & Wilcox Investment Company ("BWICO"), a Delaware subsidiary of MI;

     o BWX Technologies, Inc. ("BWXT"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries; and

     o The Babcock & Wilcox Company ("B&W"), an unconsolidated Delaware subsidiary of BWICO.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in MII's annual report on Form 10-K for the year ended December 31, 2001.

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

Due to the bankruptcy filing, beginning on February 22, 2000, we no longer consolidate B&W's financial results in our condensed consolidated financial statements, and we present our investment in B&W on the cost method. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based on the applicable circumstances and facts at such time, including the terms of any plan of reorganization. The filing results in increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of MII's net investment in B&W which was $186,966,000 at March 31, 2002. We monitor B&W's Chapter 11 reorganization proceedings for developments that could result in material adjustments to, including the write-off of, the carrying value of MII's investment in B&W during any fiscal quarter or year. At March 31, 2002, the book value of the underlying net assets of B&W exceeds MII's investment by $2,052,000. See Note 9 for the condensed consolidated financial information of B&W.

Effective January 1, 2002, based on a review performed by the company and independent consultants, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years to better reflect the service lives of our assets and industry norms. Consistent with this change, we also extended the lives of major upgrades to existing vessels. We continue to depreciate our major marine vessels using the units-of-production method, based on the utilization of each vessel. The change in estimated useful lives improved our operating income by approximately $429,000 for the three months ended March 31, 2002.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that we no longer amortize goodwill, but instead perform periodic testing for impairment. We have not yet completed the first step of our transitional goodwill impairment test for the goodwill associated with The Babcock & Wilcox Company; however, we do not currently expect to incur a material transition goodwill impairment charge as of January 1, 2002. See Note 8 for a reconciliation of reported net income to adjusted net income, which excludes goodwill amortization expense for all periods presented.

Effective January 1, 2002, we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Pronouncements Bulletin No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. See Note 2 for information on our discontinued operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are reviewing the effect SFAS No. 143 will have on our consolidated financial position and results of operations.


NOTE 2 - DISCONTINUED OPERATIONS

As of March 31, 2002, we have classified our subsidiary Hudson Products Corporation ("HPC"), a component of our Industrial Operations segment, as an asset held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002. Accordingly, we have reported the results of operations for HPC in discontinued operations. The condensed consolidated statement of loss for the three months ended March 31, 2001 has been restated for consistency to reflect the current year treatment of HPC as a discontinued operation. Condensed financial information for our operations reported in discontinued operations follows:

                                                    Three Months Ended
                                                         March 31,
                                                  2002                 2001
                                               ----------          ----------
                                                        (Unaudited)
                                                      (In thousands)
Revenues                                       $   16,065          $   22,211
Income before Provision for Income Taxes       $    1,171          $    1,113



We have reported the assets and liabilities of HPC in our condensed consolidated balance sheets as held for sale, as follows:


                                     March 31,         December 31,
                                       2002               2001
                                   ------------        ------------
                                    (Unaudited)
                                            (In thousands)
Other current assets               $     33,244        $     31,426
Other current liabilities          $      9,488        $      8,902

NOTE 3 - INVENTORIES

Inventories are summarized below:

                                       March 31,             December 31,
                                         2002                     2001
                                    -------------            ------------
                                     (Unaudited)
                                                  (In thousands)
Raw Materials and Supplies          $      1,603            $       1,733
Work in Progress                    $        157            $          92
                                    ------------            -------------
Total Inventories                   $      1,760            $       1,825
                                    ============            =============


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

                                                               March 31,       December 31,
                                                                 2002              2001
                                                              -----------      ------------
                                                              (Unaudited)
                                                                      (In thousands)
Currency Translation Adjustments                              $   (50,895)     $   (50,402)
Net Unrealized Gain (Loss) on Investments                            (126)           1,301
Net Unrealized Loss on Derivative Financial Instruments              (856)          (2,240)
Minimum Pension Liability                                          (5,770)          (5,770)
                                                              -----------      -----------
Accumulated Other Comprehensive Loss                          $   (57,647)     $   (57,111)
                                                              ===========      ===========

NOTE 5 - INVESTIGATIONS AND LITIGATION

On March 12, 2001, the plaintiffs' motion for rehearing en banc was denied by the U.S. Court of Appeals for the Fifth Circuit in the December 1998 lawsuit filed by Den norske stats oljeselskap a.s. and several related entities against MII, JRM and others arising from alleged anti-competitive activities. The plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court. By order issued October 1, 2001, the Supreme Court invited the Solicitor General of the United States to file a brief expressing the view of the United States on the issues presented in the writ application. On February 20, 2002, the U.S. Supreme Court denied the petition for certiorari. The plaintiffs filed a motion for rehearing by the U.S. Supreme Court. On April 15, 2002, the U.S. Supreme Court denied the motion for rehearing. On April 23, 2002, British Gas, Heerema and MII executed an agreement to settle the British Gas anti-trust claims against Heerema and MII, which claims were previously included in the Phillips and Shell litigations.

In December 1998, a subsidiary of JRM (the "Operator Subsidiary") was in the process of installing the south deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. This lawsuit was filed in the

U. S. District Court for the Eastern District of Louisiana against a number of parties, some of which brought third-party claims against the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel which attempted the lift of the deck module (the "Owner Subsidiary"). Both the Owner Subsidiary and the Operator Subsidiary were subsequently tendered as direct defendants to Texaco. In addition to Texaco's claims in the federal court action, damages for the loss of the south deck module have been sought by Texaco's builder risk insurers in claims against the Owner Subsidiary and the other defendants, excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder risk insurers in the federal court proceeding approximate $250 million. Texaco's federal court claims against the Operator Subsidiary were stayed in favor of a pending binding arbitration proceeding between them required by contract, which the Operator Subsidiary initiated to collect $23 million due for work performed under the contract, and in which Texaco also sought consequential damages and uninsured losses. The federal court trial, on the issue of liability only, commenced in October 2001. On March 27, 2002, the Court orally found that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary's highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco's builder risk insurers in addition to the claims of Texaco. The judge has neither entered a final judgment nor issued a written opinion on this matter. On May 6, 2002, the Owner Subsidiary filed a notice of appeal of the April 5, 2002 order, which we believe is unsupported under the applicable law and facts. The matter has recently been transferred to a new district court judge and no trial date has yet been set for damages and certain insurance issues. The trial in the arbitration proceeding, which was set to begin in January 2002, was delayed for procedural reasons. We expect a new date will be set for the arbitration trial. Although the Owner Subsidiary is not a party to the arbitration, we believe that the claims against the Owner Subsidiary, like those against the Operator Subsidiary, are governed by the contractual provisions which require arbitration and waive the recovery of consequential damages against the Operator Subsidiary and its affiliates. We plan to vigorously pursue the arbitration proceeding and any appeals process in the federal court action, and we do not believe that a material loss with respect to these matters is likely. In addition, we are evaluating our insurance coverage in the event of any liability. However, the ultimate outcome of the proceedings is uncertain, and an adverse ruling in either proceeding could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

In early April 2001, a group of insurers (the "Plaintiff Insurers") who have previously provided insurance to B&W under our excess liability policies filed
(1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceeding in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in terminating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W's rights and the obligations of the Plaintiff Insurers and other London Market insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the Court seeking dismissal of the Plaintiff Insurers' claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued January 4, 2002, the U.S. District Court for the Eastern District of Louisiana granted MII's and B&W's motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers' claims lacked a factual or legal basis. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. We believe this ruling reflects the extent of the underwriter's contractual obligations and underscores that this coverage is available to settle B&W's asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were B&W's counterclaims against the Plaintiff Insurers and against other London Market insurers. The parties have recently agreed to dismiss without prejudice those of B&W's counterclaims seeking a declaratory judgment regarding the parties' respective rights and obligations under the settlement agreement. B&W's counterclaim seeking a money judgment for approximately $6,500,000 due and owing by London Market Insurers under the settlement agreement remains pending. A trial of this counterclaim is scheduled for June 17, 2002.

Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. At this point, the Plaintiff Insurers have not indicated whether they intend to pursue an appeal.

On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, "Travelers") filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called "non-products" asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court and the Asbestos Claimants Committee ("ACC") and the Future Claimants Representative ("FCR") have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers' complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos "non- products" liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers' duties and obligations with respect to coverage for B&W's asbestos liabilities. The Court has bifurcated the case into two phases, with Phase I addressing the issue of whether previous agreements between the parties serve to release Travelers from any coverage responsibility for asbestos "non-products" claims. Discovery has commenced on Phase I issues, and the Court has set June 21, 2002 as the close of Phase I discovery. No trial date has been scheduled. This insurance, if available, would be in addition to the amounts already included in B&W's financial statements as of March 31, 2002.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding in the U.S. Bankruptcy Court for the Eastern District of Louisiana against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W's cancellation of a $313,000,000 note receivable and B&W's transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W's claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceedings to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W's solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the Bankruptcy Court found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and FCR that we believe are resolved by the February 8, 2002 ruling. On March 20, 2002, at a hearing in the Bankruptcy Court, the judge granted this motion and dismissed all claims asserted in complaints filed by the ACC and the FCR regarding the 1998 transfer of certain assets from B&W to its parent, which ruling was memorialized in an Order and Judgment dated April 17, 2002 that dismissed the proceeding with prejudice. On April 26, 2002, the ACC and FCR filed a notice of appeal of the April 17, 2002 Order and Judgment. In addition, an injunction preventing asbestos suits from being brought against non-filing affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 extends through July 15, 2002.

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

Other than as noted above, the following legal proceedings have had no change in status from that disclosed in Item 3 - "Legal Proceedings," included in Part I of MII's annual report on Form 10-K for the year ended December 31, 2001:

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

     o The December 2000 lawsuits filed by a number of Norwegian oil companies against MII and others alleging violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway.

     o The lawsuit filed by Donald F. Hall, Mary Ann Hall and others against B&W and Atlantic Richfield Company, referred to as the "Hall Litigation" in our annual report, as well as the controversy between B&W and its insurers as to the amount of coverage available under the liability policies covering the facilities involved in this litigation.

For a detailed description of these proceedings, please refer to Note 11 to the consolidated financial statements included in Part II of MII's annual report on Form 10-K for the year ended December 31, 2001. Also, see Note 9 to the condensed consolidated financial statements regarding B&W's potential liability for non-employee asbestos claims and additional information concerning the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

NOTE 6 - SEGMENT REPORTING

For the three months ended March 31, 2002, we have reported the results of operations for HPC in discontinued operations. In addition, we have included the results of McDermott Technology, Inc. ("MTI") in Government Operations. HPC and MTI were previously included in our Industrial Operations segment.
Segment information for the three months ended March 31, 2001 has been restated to reflect these changes in our reportable segments. We have not changed our basis of measurement of segment profit or loss from our last annual report. An analysis of our operations by segment is as follows:

Segment Information for the Three Months Ended March 31, 2002 and 2001.

                                                            Three Months Ended
                                                                 March 31,
                                                          2002              2001
                                                      ------------      ------------
                                                                (Unaudited)
                                                              (In thousands)
      REVENUES
            Marine Construction Services              $    264,171      $    134,680
            Government Operations                          121,791           125,368
            Industrial Operations                               --           142,097
            Power Generation Systems                        13,242             8,434
            Adjustments and Eliminations(1)                    (12)              (55)
                                                      ------------      ------------
                                                      $    399,192      $    410,524
                                                      ============      ============

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

            Marine Construction Services Transfers    $         12      $         34
            Government Operations Transfers                     --                21
                                                      ------------      ------------
                                                      $         12      $         55
                                                      ============      ============

OPERATING INCOME (LOSS):


         Segment Operating Income (Loss):
         Marine Construction Services                           $ (10,209)     $ (10,416)
         Government Operations                                     11,847         10,853
         Industrial Operations                                         --          1,318
         Power Generation Systems                                    (568)          (585)
                                                                ---------      ---------
                                                                $   1,070      $   1,170
                                                                =========      =========

         Gain on Asset Disposal and Impairments - Net:
         Marine Construction Services                           $      75      $     522
         Government Operations                                          1              3
                                                                ---------      ---------
                                                                $      76      $     525
                                                                =========      =========

         Income (Loss) from Investees:
         Marine Construction Services                           $   1,594      $     (46)
         Government Operations                                      5,910          4,702
         Industrial Operations                                         --             30
         Power Generation Systems                                      30            235
                                                                ---------      ---------
                                                                $   7,534      $   4,921
                                                                =========      =========

         OPERATING INCOME (LOSS):
         Marine Construction Services                           $  (8,540)     $  (9,940)
         Government Operations                                     17,758         15,558
         Industrial Operations                                         --          1,348
         Power Generation Systems                                    (538)          (350)
                                                                ---------      ---------
                                                                    8,680          6,616
         Corporate                                                (10,702)        (1,733)
                                                                ---------      ---------
         TOTAL                                                  $  (2,022)     $   4,883
                                                                =========      =========

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                        Three Months Ended
                                                            March 31,
                                                      2002              2001
                                                  ------------      ------------
                                                            (Unaudited)
                                                 (In thousands, except shares and
                                                          per share amounts)
Basic and Diluted:
Loss from Continuing Operations                   $     (1,760)     $     (5,169)
Income from Discontinued Operations                        826               736
Extraordinary Item                                         341                --
                                                  ------------      ------------
Net Loss                                          $       (593)     $     (4,433)
                                                  ------------      ------------
Weighted Average Common Shares                      61,024,612        60,144,541
                                                  ============      ============

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations                   $      (0.03)     $      (0.09)
Income from Discontinued Operations               $       0.01      $       0.01
Extraordinary Item                                $       0.01      $         --
Net Loss                                          $      (0.01)     $      (0.07)


Due to rounding, for the quarter ended March 31, 2001, the net loss per share does not equal the sum of the per share amounts for the individual components of the net loss.

At March 31, 2002 and 2001, incremental shares of 2,199,012 and 2,426,431, respectively, related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been anti-dilutive.


NOTE 8 - GOODWILL

On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, we no longer amortize goodwill to earnings, but instead we periodically test for impairment. Following is our reconciliation of reported net income to adjusted net income, which excludes goodwill amortization expense (including related tax effects), for the periods presented:

                                                                         Three Months Ended
                                                                              March 31,
                                                                        2002            2001
                                                                     ----------      ----------
                                                                             (Unaudited)
                                                                        (In thousands, except
                                                                          per share amounts)

         Loss before extraordinary item                              $     (934)     $   (4,433)
         Add back: goodwill amortization                                     --           4,940
                                                                     ----------      ----------
         Adjusted income (loss) before extraordinary item            $     (934)     $      507
                                                                     ==========      ==========

         Net loss                                                    $     (593)     $   (4,433)
         Add back: goodwill amortization                                     --           4,940
                                                                     ----------      ----------
         Adjusted net income (loss)                                  $     (593)     $      507
                                                                     ==========      ==========

         Basic and diluted earnings (loss) per share before
         extraordinary item:
           Loss before extraordinary item                            $    (0.02)     $    (0.07)
           Add back: goodwill amortization                                   --            0.08
                                                                     ----------      ----------
           Adjusted earnings (loss) per share before
           extraordinary item                                        $    (0.02)     $     0.01
                                                                     ==========      ==========

         Basic and diluted earnings (loss) per share:
           Net loss                                                  $    (0.01)     $    (0.07)
           Add back: goodwill amortization                                   --            0.08
                                                                     ----------      ----------
           Adjusted earnings (loss) per share                        $    (0.01)     $     0.01
                                                                     ==========      ==========


Changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:


                                           Marine                             Power
                                        Construction      Government       Generation
                                          Services        Operations         Systems
                                           Segment          Segment          Segment            Total
                                        ------------     ------------     ------------      ------------
                                                                (in thousands)
Balance as of January 1, 2002           $    313,008     $     12,926     $      4,771      $    330,705
Currency Translation Adjustment                   --               --             (126)             (126)
                                        ------------     ------------     ------------      ------------
Balance as of March 31, 2002            $    313,008     $     12,926     $      4,645      $    330,579
                                        ============     ============     ============      ============


NOTE 9 - THE BABCOCK & WILCOX COMPANY

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

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the Bankruptcy Court for the U.S. District Court for the Eastern District of Louisiana to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. (the "Debtors"). The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of the Debtors, including MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction runs through July 15, 2002.

Insurance Coverage and Pending Claims

Prior to its bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At March 31, 2002, receivables of $27,288,000 were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Currently, certain insurers are refusing to reimburse the Debtors for these receivables until the Debtors' assumption, in bankruptcy, of its pre-bankruptcy filing contractual reimbursement arrangements with such insurers. To date, this has not had a material adverse impact on the Debtors' liquidity or the conduct of their business and we do not expect it to in the future. We anticipate that the Debtors will eventually recover these insurance reimbursements.

Pursuant to the Bankruptcy Court's order, a March 29, 2001 bar date was set for the submission of allegedly unpaid pre-Chapter 11 settled asbestos claims and a July 30, 2001 bar date for all other asbestos personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo Parks Township facilities against the Debtors. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. The Debtors have accepted approximately 8,100 as pre-Chapter 11 binding settled claims at this time with an approximate value of $49,000,000. The Bankruptcy Court has disallowed approximately 19,000 claims as settled claims and the Debtors are in the process of challenging virtually all of the remaining claims. If the Bankruptcy Court determines these claims were not settled prior to the filing of the Chapter 11 petition, these claims may be refiled as unsettled personal injury claims. As of July 30, 2001, approximately 220,000 additional asbestos personal injury claims, 60,000 related party claims, 168 property damage claims, 212 derivative asbestos claims and 524 claims relating to the Apollo Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 4,224 additional personal injury claims were filed. The estimated total alleged value, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage coverages. As set forth in the proposed Litigation Protocol filed with the U. S. District Court on October 18, 2001, the Debtors intend to challenge all unsupported claims and believe that a significant number may be disallowed by the Bankruptcy Court. The ACC and FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims.

Amended Plan of Reorganization

On February 22, 2001, the Debtors filed a plan of reorganization and a disclosure statement. On May 7, 2002, the Debtors filed an amended plan of reorganization and an amended disclosure statement (collectively, the "Amended Plan"), which supercede the plan and disclosure statement filed in February 2001.

The Amended Plan contemplates a resolution of the cases based on the principle that all creditors with valid claims, including, but not limited to, valid asbestos-related claims, will be paid in full. If the Amended Plan is approved, all of the shares of B&W will be transferred to a new corporation (the "Funding Facility"), which will be owned by BWICO, B&W's present shareholder. Payments under the Amended Plan will generally be funded from three sources: (1) available cash on the effective date of the Amended Plan generated from the Debtors' operations and available financing; (2) available cash generated from the reorganized Debtors, after reserves for letter of credit and working capital needs; and (3) insurance proceeds. The Funding Facility would (a) pay directly claims for which it is responsible under the Amended Plan, including administrative claims not arising in the ordinary course of the Debtors' businesses, general unsecured claims, asbestos personal injury claims based on pre-chapter 11 binding settlement agreements ("Settled Asbestos Claims"), and any valid asbestos property damage claims; (b) provide an initial $2.8 million (which we believe to be covered by insurance) and an assignment of certain insurance rights to a trust ("Apollo/Parks Township Litigation Facility Trust") established to pay certain claims arising from alleged nuclear radiation exposure at two of the Debtors' former facilities in Western Pennsylvania (the "Apollo/Parks Township Claims"); and (c) provide a trust (the "Asbestos PI Trust") established to resolve asbestos personal injury claims, with annual payments of up to $150 million from the three sources described above to satisfy such claims in full. All asbestos personal injury claims against the Debtors would be channeled to the Asbestos PI Trust.

With respect to the insurance proceeds described above, on the effective date of the Amended Plan, the Debtors would assign to the Funding Facility their rights against their insurance coverage that relate to asbestos personal injury and property damage claims against the Debtors. The Debtors' affiliates would also waive their rights against that insurance to the extent that those rights would deplete the available $1.15 billion face value products liability coverage, except that MI, JRM and Hudson Products Corporation would retain the right to pursue claims for coverage on account of asbestos liabilities, if any, relating to their own operations. The Amended Plan contemplates that the Debtors will receive a full release and discharge from all present and future liability for asbestos personal injury claims, asbestos property damage claims, the Apollo/Parks Township Claims, and any other claims against them in their Chapter 11 proceedings (with the exception of certain ordinary course obligations and other obligations of the Debtors not related to the impaired claims discussed above, which would remain as unimpaired obligations of the reorganized Debtors). In addition, in consideration of their waiver of insurance rights, the Debtors' affiliates would be protected by a channeling injunction against present and future liability for asbestos personal injury claims arising from the Debtors' operations. If resources later become depleted, and the Asbestos PI Trust can no longer pay claims that are due and owing, the Amended Plan contemplates that the injunction may be lifted as to MI, MII and certain other affiliates. The Amended Plan also provides for a release of the affiliates from claims related to transactions with the Debtors that were generally outside the ordinary course of business and did not include the operations or management of the Debtors' present businesses, assets or obligations.

The Amended Plan provides that, under certain conditions involving a continuing uncured adjudicated payment default of the Funding Facility's obligations to fund the Asbestos PI Trust, the Funding Facility would be required to transfer to the Asbestos PI Trust all of the shares of The Babcock & Wilcox Company. If that should occur, we would lose our ownership interest in The Babcock & Wilcox Company, resulting in a write-off of the carrying value, if any at that time, of MII's investment ($186,996,000 at March 31, 2002). The Amended Plan also contemplates that, commencing in the fifth year after the effective date of the Amended Plan, and on an annual basis thereafter, the Funding Facility would have the opportunity to make a lump-sum payment to the Asbestos PI Trust in an amount, approved by the Bankruptcy Court, of the then estimated present and future liability on account of Asbestos PI Claims, and upon making such payment would have no further obligation to fund the Asbestos PI Trust. If that should occur, the financial results of B&W would be reconsolidated with MII and MII would have access to the cash flows of B&W. A third possible alternative would be the satisfaction of all claims against the Debtors by the Funding Facility, which would also result in the financial results of B&W being reconsolidated with MII and MII having access to the cash flows of B&W.

We have considered the impact of the Amended Plan on our estimate of the Debtors' ultimate asbestos liability and on our investment in B&W. We continue to believe that the $1,307,725,000 that B&W provided for asbestos products liability claims at March 31, 2002 represents our best estimate of the Debtors' minimum liability for asbestos claims under a settlement strategy. It is not possible to estimate the range of loss under the strategy proposed in the Amended Plan. However, amounts claimed by the asbestos claimants are in a wide range and exceed the value of B&W and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and our known available products liability and property damage coverages.

Specific Treatment of the Debtors' Claims Under the Amended Plan

Asbestos Personal Injury Claims and Derivative PI Claims. The Amended Plan would establish a mechanism to channel all asbestos personal injury claims against the Debtors to the Asbestos PI Trust. Further, the Amended Plan would establish three classes of asbestos personal injury claims: a malignant class, a nonmalignant class, and an administrative convenience class. The administrative convenience class would be required to irrevocably elect, in connection with voting on the plan, to accept a single lump sum payment of $400 from the Asbestos PI Trust. The malignant and non-malignant claims that do not elect the $400 lump sum payment would be processed, liquidated and paid in full by the Asbestos PI Trust pursuant to the trust's distribution procedures ("TDP"). The TDP will provide claimants who meet criteria respecting exposure, an existing cause of action and a compensable medical condition an offer of payment provided on an established schedule or grid. If a claimant fails to meet such criteria, or is not satisfied with the proposed payment under the grid, the claimant would be permitted to elect to commence a mediation to settle the claim with the Asbestos PI Trust; and, if mediation proves to be unsuccessful, then the claimant would have the option to litigate the claim in the Eastern District of Louisiana. Derivative personal injury claims (claims for contribution or indemnity) would be paid by the Asbestos PI Trust only if the derivative claimant's aggregate liability for the direct claimant's claim has been fixed, liquidated and paid by the derivative claimant by settlement or final order. In no event would the Asbestos PI Trust be required to pay more to a derivative claimant than its liability or obligation to the direct claimant.

Asbestos Property Damage Claims, Settled Asbestos Claims, Derivative Property Damage Claims, General Unsecured Claims, and certain other claims. These claims would be resolved by the Funding Facility. The Funding Facility would have all the Debtors' defenses and pending objections relating to any of these claims and would pay claims that are allowed by the Bankruptcy Court in full. These allowed claims would generally be paid 75% of the amount of their claim within 30 days from the time the claim becomes allowed, and the remaining 25% eighteen months from the effective date of the Amended Plan.

Apollo/Parks Township Claims. The Apollo/Parks Township Litigation Facility Trust would be established to process, litigate and pay Apollo/Parks Township Claims. Through the Funding Facility, on the effective date of the Amended Plan, the Debtors would contribute $2.8 million (which we believe to be covered by insurance) and assign approximately $1.2 million in insurance reimbursement claims due the Debtors. The Amended Plan further contemplates that the Atlantic Richfield Company ("ARCO"), a codefendant of B&W in litigation involving these claims, would contribute up to $4 million to the Apollo/Parks Township Litigation Facility Trust, and the Debtors and ARCO would assign to the Apollo/Parks Township Litigation Facility Trust approximately $300 million in insurance coverage that is specifically available to cover present and future Apollo/Parks Township Claims.

Intercompany Claims. Ordinary course claims between the Debtors and their affiliates would either be resolved through a process of setoff, or will be left unimpaired under the Amended Plan.

Termination of The Debtors' Exclusive Right to File a Plan

The Debtors maintained the exclusive right to file a plan of reorganization in their cases (the "exclusive period") from February 2000 through May 8, 2002, at which time the Bankruptcy Court terminated the exclusive period and permitted other parties in the Chapter 11 proceeding to file competing plans of reorganization. The ACC and FCR have indicated that they intend to file a joint plan of reorganization within sixty days of May 8, 2002. Should such a plan be submitted, litigation may ensue regarding objections by the Debtors and others to the ACC/FCR plan, objections by the ACC/FCR to the Debtors' plan and related issues concerning the confirmation and effectuation of either plan, or some other alternative that may emerge in those proceedings. Confirmation of the Debtors' plan of reorganization or any plan which may be submitted by the ACC and/or FCR will require a finding that such plan satisfies all the conditions set forth in the Bankruptcy Code as well as the conditions specified in the plan. We cannot assure that either of these requirements will be met with respect to the Debtors' plan or any other plan. In the event the Bankruptcy Court were to find that more than one submitted plan meets the tests set forth in the Bankruptcy Code for confirmation, the Court may confirm only one plan and, in exercising its discretion to do so, is required to consider the preferences of creditors and equity security holders. We cannot assure the confirmation of the Debtors' plan.

While the Chapter 11 reorganization proceedings continue to progress, there are a number of issues and matters related to the Debtors' asbestos liability to be resolved prior to its emergence from the proceedings. Remaining issues and matters to be resolved include, but are not limited to:

     o    the ultimate asbestos liability of the Debtors;

     o the outcome of negotiations with the ACC, the FCR and other participants in the Chapter 11 proceedings, concerning, among other things, the size and structure of a trust to satisfy the asbestos liability and the means for funding that trust;


     o the outcome of negotiations with our insurers as to additional amounts of coverage of the Debtors and their participation in a plan to fund the settlement trust;

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

     o the anticipated need for an extension of the three-year term of the $300,000,000 debtor-in-possession revolving credit and letter of credit facility (the "DIP Credit Facility"), which is scheduled to expire in February 2003, to accommodate the issuance of letters of credit expiring after that date in connection with new construction and other contracts on which the Debtors intend to bid;

     o the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

     o the ultimate resolution of the ruling issued by the Bankruptcy Court on February 8, 2002 which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002 (collectively, the "Transfer Case"), and the appeals from these rulings. See Note 5 for further information.

Any changes in (1) the estimates of the Debtors' nonemployee asbestos liability and insurance, (2) the differences between the proportion of those liabilities covered by insurance and that experienced in the past and (3) the ultimate resolution of the Transfer Case could result in material adjustments to B&W's financial statements and negatively impact our ability to realize our net investment in B&W and certain assets transferred by B&W to its parent in the corporate reorganization.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Debtors entered into the DIP Credit facility with Citibank, N.A. and Salomon Smith Barney Inc. with a three-year term. The Bankruptcy Court approved the full amount of this facility, giving all amounts owed under the facility a super-priority administrative expense status in bankruptcy. The Debtors' obligations under the facility are
(1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.'s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI's public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100,000,000 in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. There were no borrowings under this facility at March 31, 2002 or December 31, 2001. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172,000,000 (the "Pre-existing LCs"), $19,024,000 of which remain outstanding at March 31, 2002. MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which it already has exposure and for the associated letter of credit fees paid under the facility. As of March 31, 2002, approximately $112,282,000 in letters of credit have been issued under the DIP Credit Facility of which approximately $55,434,000 were to replace or backstop Pre-existing LCs. At December 31, 2001, B&W was in violation of a covenant under the DIP Credit Facility caused by the acquisition of 80% of the common stock of a company for approximately $90,000. B&W received a consent from the lenders that remedied this covenant violation on March 18, 2002.

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

                          THE BABCOCK & WILCOX COMPANY
                              DEBTOR-IN-POSSESSION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
                                                           March 31,
                                                     2002            2001
                                                  ----------      ----------
                                                         (Unaudited)
                                                        (In thousands)
Revenues                                          $  378,957      $  355,859
                                                  ----------      ----------
Costs and Expenses:
  Cost of operations                                 325,033         301,789
  Selling, general and administrative
  expenses                                            29,413          28,601
  Reorganization charges                               6,378           4,943
                                                  ----------      ----------

    Total Costs and Expenses                         360,824         335,333
                                                  ----------      ----------

Equity in income of investees                            880             367
                                                  ----------      ----------

Operating Income                                      19,013          20,893
                                                  ----------      ----------
  Other Income (Expense):
  Interest income                                      1,440           2,364
  Interest expense                                    (1,266)         (1,475)
  Other-net                                             (234)         (3,248)
                                                  ----------      ----------

                                                         (60)         (2,359)
                                                  ----------      ----------

Income before Provision for Income Taxes              18,953          18,534

Provision for Income Taxes                             8,415           7,869
                                                  ----------      ----------
Net Income                                        $   10,538      $   10,665
                                                  ==========      ==========

Effect of no longer amortizing goodwill:

Net Income                                                        $   10,665
Add back: goodwill amortization (net of tax)                           1,126
                                                                  ----------
Adjusted Net Income                                               $   11,791
                                                                  ==========

                          THE BABCOCK & WILCOX COMPANY
                              DEBTOR-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                            March 31,      December 31,
                                                                               2002              2001
                                                                           -----------     ------------
                                                                           (Unaudited)
                                                                                  (In thousands)
     Assets:
         Current Assets                                                    $   608,419      $   592,968
         Property, Plant and Equipment                                          78,526           77,185
         Products Liabilities Recoverable                                    1,152,489        1,152,489
         Goodwill                                                               76,301           74,394
         Prepaid Pension Costs                                                  11,575           12,411
         Other Assets                                                          160,597          159,692
                                                                           -----------      -----------
     Total Assets                                                          $ 2,087,907      $ 2,069,139
                                                                           ===========      ===========

     Liabilities:
         Current Liabilities                                               $   443,490      $   431,702
         Liabilities Subject to Compromise(A)                                1,438,901        1,441,869
         Accrued Postretirement Benefit Obligation                                 771              897
         Other long-term liabilities                                            15,727           14,693
     Stockholder's Equity:
         Common Stock                                                            1,001            1,001
         Capital in Excess of Par Value                                        134,717          134,729
         Retained Earnings                                                      88,861           78,323
         Accumulated Other Comprehensive Loss                                  (35,561)         (34,075)
                                                                           -----------      -----------
     Total Liabilities and Stockholder's Equity                            $ 2,087,907      $ 2,069,139
                                                                           ===========      ===========

     (A) Liabilities subject to compromise consist of the following:
         Accounts payable                                                  $     3,703      $     3,720
         Provision for warranty                                                 14,463           16,346
         Other current liabilities                                              25,673           25,758
         Products liabilities                                                1,307,725        1,307,725
         Accumulated postretirement benefit obligation                          70,319           70,909
         Other long-term liabilities                                            17,018           17,411
                                                                           -----------      -----------
                                                                           $ 1,438,901      $ 1,441,869
                                                                           ===========      ===========

Liabilities subject to compromise include pre-petition unsecured claims, which may be settled at amounts which differ from those recorded in the B&W condensed consolidated financial statements.

In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. At March 31, 2002, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $136,000,000 of which approximately $58,000,000 relates to bonds issued after February 21, 2000.

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $186,966,000 is subject to periodic reviews for recoverability. The results of our assessment of recoverability are dependent on our expected resolution of the overall asbestos liability, timing of cash flow distributions from B&W as contemplated under the Amended Plan and market conditions. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. It is possible that a material adjustment to our financial statements will be required in the course of or on the completion of the B&W reorganization.

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries' operating activities and meet its debt and capital requirements for the foreseeable future. However, B&W's ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W condensed consolidated financial information set forth above has been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a rejection of the Amended Plan of reorganization could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment. The independent accountant's report on the separate consolidated financial statements of B&W for the years ended December 31, 2001 and 2000 includes an explanatory paragraph indicating that these issues raise substantial doubt about B&W's ability to continue as a going concern.

NOTE 10 - LIQUIDITY

As a result of the B&W bankruptcy filing, our access to the cash flows of B&W and its subsidiaries has been restricted. In addition, MI and JRM and their respective subsidiaries are limited, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. As a result, we have assessed our ability to continue as a going concern and have concluded that we can continue to fund our operating activities and capital requirements for the foreseeable future. In this regard, management will be required to address several significant issues:

     o MI's Negative Cash Flows. We expect MI to experience negative cash flows in 2002, primarily due to tax payments on the exercise of MI's rights under an Intercompany Agreement referred to below. MI expects to meet its cash needs through short-term borrowings by BWXT on the MII Credit Facility, sale of assets, obtaining loans from either JRM or MII, a capital contribution from MII or some combination of those sources. While we expect MI's cash flow to improve considerably in 2003, MI's lack of liquidity poses substantial risk in the short term.

     o Reduction in Surety Bond Capacity. Two of our surety companies notified us in the first quarter of 2001 that they are no longer willing to issue bonds on our behalf. We obtain surety bonds in the ordinary course of business of several of our operations to secure contract bids and to meet the bonding requirements of various construction and other contracts with customers. We are currently canvassing the surety market to obtain additional bonding capacity. Since we received the notice from our surety companies, we have been satisfying most of our bonding requirements by letters of credit and enhanced contract terms and conditions. However, if we fail to obtain replacement bonding capacity, our ability to secure customer contracts and pursue additional projects in the future may be materially adversely affected. As of March 31, 2002, MII guaranteed previously issued surety bonds of $147,000,000, $136,000,000, of which were issued in connection with business operations of B&W and its subsidiaries. We do not believe that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bonds.

     o Credit Rating Downgrade. In September 2001, Moody's Investor Service lowered MI's credit rating from BA3 to B2. JRM's credit rating remained unchanged at BA3. Our rating by Standard & Poors remained unchanged at B. This downgrade by Moody's Investor Service has impacted our cost of capital and could impact our access to capital.

     o Upcoming Maturity of our Credit Facilities. The MII, JRM and B&W DIP Credit Facilities are scheduled to expire in February 2003. We plan to renegotiate these facilities. However, if we are unable to renegotiate these facilities, this could impact our access to capital as we may not be able to obtain alternative financing.

During the three months ended March 31, 2002, MI repurchased or repaid the remaining $208,808,000 in aggregate principal amount of its 9.375% Notes due March 15, 2002 for aggregate payments of $208,283,000, resulting in an extraordinary net after tax gain of $341,000. In order to repay the remaining notes, MI exercised its right pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"), under which MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock. MI held this financial asset since prior to the 1982 reorganization transaction under which MII became the parent of MI. The price was based on (1) the stockholders' equity of MII at the close of the fiscal year preceding the date on which the right to sell or buy, as the case may be, was exercised and (2) the price-to-book value of the Dow Jones Industrial Average. At January 1, 2002, the aggregate unit value of MI's right to sell all of its 100,000 units to MII was approximately $243,000,000. MI received this amount from the exercise of the Intercompany Agreement. MII funded that payment by (1) receiving dividends of $80,000,000 from JRM and of $20,000,000 from one of our captive insurance companies and (2) reducing its short-term investments and cash and cash equivalents. The proceeds paid to MI were subject to U.S. federal, state and other applicable taxes, and we recorded a tax provision totaling approximately $85,400,000 at December 31, 2001. Payment of this amount may put a strain on our liquidity.

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

     o operating risks normally incident to offshore exploration, development and production operations;

     o changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings, including the results of ongoing governmental investigations and related civil lawsuits involving alleged anticompetitive practices in our marine construction business;

     o estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings involving B&W and certain of its subsidiaries, which could result in material adjustments to, including the write-off of, the $186,966,000 carrying value of MII's investment in B&W;

     o the potential impact on available insurance due to the recent increases in bankruptcy filings by asbestos-troubled companies;

     o the potential impact on our insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

     o    changes in existing environmental regulatory matters;

     o    rapid technological changes;

     o    realization of deferred tax assets;

     o consequences of significant changes in interest rates and currency exchange rates;

     o difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

     o social, political and economic situations in foreign countries where we do business, including among others, countries in the Middle East;

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

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2001. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

GENERAL

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world's major hydrocarbon producing regions. Our revenues from this segment reflect the variability associated with the timing of significant development projects. Although oil and gas prices remain lower than we anticipated for 2002, we expect revenues to increase at our Marine Construction Services segment for 2002, primarily for deepwater projects. We believe the oil and gas industry is focused on deepwater projects, and that the deepwater floater market will be robust over the next several years, with around 70 prospects worldwide. JRM's future is tied to the deepwater market. However, timing of award of many marine construction projects is uncertain. In addition, the Marine Construction Services market remains competitive, which may have a significant impact on our anticipated segment income in future periods.

The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As the sole supplier of nuclear fuel assemblies and major nuclear components for certain U.S. Government programs, BWXT is a significant participant in the defense industry. Additionally, with BWXT's unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is poised to participate in the continuing cleanup and management of the Department of Energy's nuclear sites and weapons complexes.

The results of operations of our Industrial Operations segment include only the results of McDermott Engineers & Constructors (Canada) Ltd., which we sold in October 2001. The results of our Hudson Products Corporation ("HPC") subsidiary are reported in discontinued operations. We expect to sell our interest in HPC in 2002. See Note 2 to the condensed consolidated financial statements for further information on discontinued operations. In addition, we have included the results of McDermott Technology, Inc. ("MTI") in Government Operations. MTI was previously included in our Industrial Operations segment.

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

Effective January 1, 2002, based on a review performed by the company and independent consultants, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years to better reflect the service lives of our assets and industry norms. Consistent with this change, we also extended the lives of major upgrades to existing vessels. We continue to depreciate our major marine vessels using the units-of-production method, based on the utilization of each vessel. The change in estimated useful lives improved our operating income by approximately $429,000 for the three months ended March 31, 2002.

For a summary of our accounting policies that we believe are important to an understanding of our financial statements, please refer to Item 7 included in
Part II of our annual report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

Marine Construction Services

Revenues increased $129,491,000 to $264,171,000. The increase is a result of new offshore construction projects, primarily for the deepwater market. Fabrication hours in the current quarter were 3.7 million hours versus 1.5 million in the quarter ended March 31, 2001. However, in offshore construction activities, we recorded 379 marine days, 19% fewer than in the quarter ended March 31, 2001. The decline in marine days is attributable to reduced time charters to our Mexican joint venture. Pemex, the national oil company of Mexico, is the primary customer of this joint venture.

Segment operating loss, which is before income from investees, decreased $207,000 to $10,209,000, primarily due to increased activity in the current quarter and the elimination of goodwill amortization. These improvements were offset by cost overruns on our first EPIC spar contract and difficulties setting a topside. On the topside, we recorded a charge of $1,400,000, primarily due to equipment problems and weather delays in the Gulf of Mexico. On the EPIC spar contract, which we estimated to be approximately 53% complete at March 31, 2002 , we recorded a $9,500,000 charge in the current quarter primarily due to engineering and scope changes, which resulted in productivity deterioration. We have two other EPIC spar contracts in our backlog. At March 31, 2002, we estimate one to be approximately 22% complete, and work has just begun on the other contract.

Income (loss) from investees improved $1,640,000 to income of $1,594,000, primarily due to improved operating results from our Mexican joint venture.

Government Operations

Revenues decreased $3,577,000 to $121,791,000, primarily due to lower volumes from management and operating contracts for U.S. Government-owned facilities, nuclear fuel assemblies and reactor components for the U.S. Government and commercial nuclear environmental services. Higher volumes from other government operations and commercial work partially offset these decreases.

Segment operating income, which is before income from investees, increased $994,000 to $11,847,000, primarily due to higher volumes and margins from other government operations and commercial work and higher margins from management and operating contracts for U.S. Government-owned facilities. In addition, we received an insurance settlement relating to environmental restoration costs. Lower volumes and margins from nuclear fuel assemblies and reactor components for the U.S. Government, higher general and administrative expenses and increased spending on fuel cell research and development partially offset these increases.

Income from investees increased $1,208,000 to $5,910,000, primarily due to improved operating results from the Pantex joint venture.

Power Generation Systems

Revenues increased $4,808,000 to $13,242,000, primarily due to higher volumes from the fabrication of utility and industrial boilers and from after-market service activities.

Corporate

Corporate expenses increased $8,969,000 to $10,702,000, primarily due to the recognition of expense from our over-funded pension plans in the current quarter compared to income from these plans in the quarter ended March 31, 2001. Also, variable stock-based compensation expense increased due to increases in our stock price.


Other Income Statement Items

Interest income decreased $2,368,000 to $3,480,000, primarily due to decreases in investments and prevailing interest rates.

Interest expense decreased $2,966,000 to $7,165,000, primarily due to reduced interest rates and borrowings on our credit lines and the repayment of MI's remaining 9.375% Notes due March 15, 2002.

Other-net improved $3,909,000 from expense of $2,211,000 to income of $1,698,000. The improvement is primarily attributable to gains on sales of investment securities and foreign currency transaction gains.

For the three months ended March 31, 2002, income earned in low tax jurisdictions contributed to the effective tax rate of approximately a 56% benefit on our pre-tax loss. The provision for income taxes for the three months ended March 31, 2001 reflects non-deductible amortization of goodwill of $4,940,000, of which $4,502,000 was attributable to the premium we paid on the acquisition of the minority interest in JRM in June 1999. Income taxes for the three months ended March 31, 2001 also includes a tax benefit relating to favorable tax settlements in foreign jurisdictions totaling $2,300,000. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

Backlog

                                       3/31/02        12/31/01
                                     ----------      ----------
                                             (Unaudited)
                                            (In thousands)
Marine Construction Services         $2,053,527     $1,800,491
Government Operations                 1,101,493      1,025,400
Power Generation Systems                 38,888         49,970
                                     ----------     ----------
TOTAL BACKLOG                        $3,193,908     $2,875,861
                                     ==========     ==========


Backlog for the Marine Construction Services segment increased primarily because of recent awards of new offshore construction projects in the Gulf of Mexico, Southeast Asia and the Middle East.

At March 31, 2002, Government Operations' backlog with the U. S. Government was $1,021,421,000 (of which $25,304,000 had not been funded).

Liquidity and Capital Resources

During the three months ended March 31, 2002, our cash and cash equivalents decreased $50,677,000 to $146,235,000, and our total debt decreased $208,463,000 to $101,436,000, primarily due to payments of long-term debt of $208,309,000. During this period, we received cash of $804,922,000 from sales and maturities of investments, $3,024,000 from operating activities, $1,672,000 from the issuance of common stock pursuant to our employee stock plans and $76,000 from the sale of assets. We used cash of $646,992,000 for the purchase of investments and $10,558,000 for additions to property, plant and equipment.

At March 31, 2002 and December 31, 2001, we had available various uncommitted short-term lines of credit from banks totaling $8,685,000 and $8,885,000, respectively. We had borrowings of $693,000 against these lines at March 31, 2002 and no borrowings against these lines at December 31, 2001.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. At December 31, 2001, B&W was in violation of a covenant under the DIP Credit Facility caused by the acquisition of 80% of the common stock of a company for approximately $90,000. B&W received a consent from the lenders that remedied this covenant violation on March 18, 2002. B&W had no borrowings outstanding under this facility at March 31, 2002 or December 31, 2001. Letters of credit outstanding under the DIP Credit Facility at March 31, 2002 totaled approximately $112,282,000. This facility is scheduled to expire in February 2003. We plan to renegotiate this facility and expect to be successful. See Note 9 to the condensed consolidated financial statements for further information on the DIP Credit Facility.

At March 31, 2002, MII was a maker or guarantor on $19,024,000 of letters of credit issued in connection with B&W operations prior to its Chapter 11 filing. In addition, MII, MI and BWICO have agreed to indemnify B&W for any customer draw on $55,435,000 in letters of credit which have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of B&W's Chapter 11 filing. We believe that B&W has never had a letter of credit drawn on by a customer. However, MII, MI and BWICO do not currently have sufficient cash or other liquid resources available, either individually or combined, to satisfy their maker, guarantor or indemnity obligations to letter of credit issuers of B&W should customer draws occur on a significant amount of these letters of credit.

On the day before B&W's Chapter 11 filing, February 21, 2000, we also entered into other financing arrangements providing financing to the balance of our operations. This financing, as amended on April 24, 2000, consisted of a $200,000,000 credit facility for MII, BWXT and Hudson Products Corporation (the "MII Credit Facility") and a $200,000,000 credit facility for JRM and its subsidiaries (the "JRM Credit Facility"). Each facility is with a group of lenders, for which Citibank, N.A. is acting as the administrative agent. These facilities are scheduled to expire in February 2003. We plan to renegotiate these facilities and expect to be successful.

On March 26, 2002, the MII Credit Facility was reduced to $100,000,000. This facility serves as a revolving credit and letter of credit facility. Borrowings under this facility may be used for working capital and general corporate purposes. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $100,000,000. This facility is secured by a collateral account funded with various U.S. government securities with a minimum marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings outstanding. We had no borrowings against this facility at March 31, 2002 or December 31, 2001. Letters of credit outstanding at March 31, 2002 were approximately $57,928,000.

The JRM Credit Facility consists of two tranches. One is a revolving credit facility that provides for up to $100,000,000 for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200,000,000 of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200,000,000. The facility is subject to certain financial and non-financial covenants. We had no borrowings against this facility at March 31, 2002 or December 31, 2001. Letters of credit outstanding under the JRM Credit Facility at March 31, 2002 totaled approximately $95,894,000.

At March 31, 2002, we had total cash, cash equivalents and investments of $317,864,000. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of our investments at March 31, 2002 was $171,629,000. As of March 31, 2002, we had pledged approximately

$46,069,000 fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements. In addition, as of March 31, 2002, we had pledged investment portfolio assets having a fair market value of approximately $111,000,000 to secure our obligations under the MII Credit Facility. We had free cash available totaling approximately $94,000,000 at March 31, 2002.

During the three months ended March 31, 2002, MI repurchased or repaid the remaining $208,808,000 in aggregate principal amount of its 9.375% Notes due March 15, 2002 for aggregate payments of $208,283,000, resulting in an extraordinary net after tax gain of $341,000. In order to repay the remaining notes, MI exercised its right pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). Under this agreement, MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII Common Stock and one share of MII Series A Participating Preferred Stock held by MI since prior to the 1982 reorganization transaction under which MII became the parent of MI. MI received approximately $243,000,000 from the exercise of the Intercompany Agreement. MII funded that payment by (1) receiving dividends of $80,000,000 from JRM and of $20,000,000 from one of our captive insurance companies and (2) reducing its short-term investments and cash and cash equivalents. The proceeds paid to MI were subject to U.S. federal, state and other applicable taxes, and we recorded a tax provision totaling approximately $85,400,000 at December 31, 2001. Payment of this amount may put a strain on our liquidity.

As of March 31, 2002, our projected liquidity position for 2002 has not changed significantly from that disclosed in Part II of MII's annual report on Form 10-K for the year ended December 31, 2001. We anticipate incurring negative cash flows in 2002. We expect to meet capital expenditure, working capital and debt maturity requirements from cash and cash equivalents, short-term borrowings and the sale of HPC. We also expect MI to experience negative cash flows in 2002, primarily due to tax payments on the exercise of MI's rights under the Intercompany Agreement. MI expects to meet its cash needs through short-term borrowings by BWXT on the MII Credit Facility, sale of assets, obtaining loans from either JRM or MII, a capital contribution from MII or some combination of those sources. While we expect MI's cash flow to improve in 2003, MI's lack of liquidity poses substantial risk to us and to the holders of its outstanding debt securities in the short term.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At March 31, 2002, substantially all the net assets of MI were subject to those restrictions. At March 31, 2002, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $71,000,000.

Our two surety companies notified us in the first quarter of 2001 that they are no longer willing to issue bonds on our behalf. We obtain surety bonds in the ordinary course of business of several of our operations to secure contract bids and to meet the bonding requirements of various construction and other contracts with customers.

We are currently canvassing the surety market to obtain additional bonding capacity. Since we received the notice from our surety companies, we have been satisfying most of our bonding requirements by letters of credit and enhanced contract terms and conditions. However, if we fail to obtain replacement bonding capacity, our ability to secure customer contracts and pursue additional projects in the future may be materially adversely affected. As of March 31, 2002, MII guaranteed previously issued surety bonds of $147,000,000, $136,000,000 of which were issued in connection with business operations of B&W and its subsidiaries. We do not believe that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bonds.

As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the "Pre-Petition Intercompany Payables") and other creditors during the pendency of the bankruptcy case, without the Bankruptcy Court's approval.

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

As a result of the impact of the September 11, 2001 terrorist attacks, our insurers have indicated that we will incur higher costs, higher deductibles and more restrictive terms and conditions as we renew our historical insurance coverages in the future. We expect to continue to maintain coverage that we consider adequate at rates that we consider economical. However, some previously insured risks may no longer be insurable, or insurance to cover them may be available only at rates that we consider uneconomical.

We have evaluated and expect to continue evaluating possible strategic acquisitions. At any given time, we may be engaged in discussions or negotiations or enter into agreements relating to potential acquisition transactions.

The Babcock & Wilcox Company

B&W and its subsidiaries conduct substantially all of the operations of our Power Generation Systems segment. The amount of revenues we generate from our Power Generation Systems segment primarily depends on capital spending by customers in the electric power generation industry. The economy of the U.S. slowed down in late 2001, easing demand for electricity and for new generating capacity. This slowdown also resulted in a slowing of inquiries for new power plants and plant upgrades. Current U.S. emissions requirements continue to prompt some customers to place orders for environmental equipment. Domestic demand for electrical power generation industry services and replacement nuclear steam generators continues at strong levels. The international markets remain unsettled. Economic and political instability in Asia has caused projects there to be delayed, suspended or cancelled. We currently expect this segment's 2002 revenues to be about the same as 2001.

B&W's financial results are included in our consolidated results through February 21, 2000, the day prior to B&W's Chapter 11 filing. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as B&W's were with ours) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method requires us to present the net assets of B&W at February 22, 2000 as an investment and not recognize any income or loss from B&W in our results of operations during the reorganization period. This investment of $186,966,000 as of March 31, 2002 is subject to periodic reviews for recoverability. The results of our assessment of recoverability are dependent on our expected resolution of the overall asbestos liability, timing of cash flow distributions from B&W as contemplated under the amended plan of reorganization and market conditions. When B&W emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization. It is possible that a material adjustment to our financial statements will be required in the course of or on the completion of the B&W reorganization. See Note 9 to the condensed consolidated financial statements for B&W's financial information at March 31, 2002.

In the three months ended March 31, 2002:

         B&W's revenues increased $23,098,000 to $378,957,000, primarily due to higher volumes from the fabrication, repair and retrofit of existing facilities, replacement nuclear steam generators, boiler cleaning equipment and nuclear services. Lower volumes from the fabrication and erection of fossil fuel steam and environmental control systems and replacement parts partially offset these increases.

         B&W's operating income decreased $1,880,000 to $19,013,000, primarily due to (1) lower volumes and margins from the fabrication and erection of fossil fuel steam and environmental control systems and operation and maintenance contracts and (2) higher reorganization expenses associated with the

         Chapter 11 filing. Higher volumes and margins from nuclear services and higher volumes from the fabrication, repair and retrofit of existing facilities partially offset these decreases.

         Other-net expense decreased $3,014,000. Other-net expense for the three months ended March 31, 2001 included an impairment loss of $3,000,000 relating to available-for-sale securities whose decline in value had been judged to be other than temporary.

         B&W's backlog at March 31, 2002 and December 31, 2001 was $1,334,562,000 and $1,379,736,000, respectively.

Our outlook for B&W in 2002 remains positive, despite the significant decline in natural gas prices towards the end of 2001, and subsequent drop in interest in coal-fired power generation. We expect our U.S. construction and service business to remain strong with overall revenues remaining flat for B&W in 2002. We expect operating income to increase in 2002 due to lower bankruptcy related expenses and improved results in our original equipment manufacturers' ("OEM") business. The OEM market outlook has changed dramatically from the summer of 2001. Energy prices are low, and our prior outlook for the potential of new coal-fired base load power plants has diminished. We believe this is a viable long-term market for new capacity and electric generating capacity only if energy prices rise, and only if we experience a lasting recovery that fundamentally affects the demand for electricity itself.

Presently, the Chapter 11 proceedings have not fundamentally affected B&W's business due to its current mix of work. However, if B&W remains in Chapter 11, and an OEM market does not return, B&W would be affected because of the lack of surety capacity and related factors.

In connection with the bankruptcy filing, B&W and its filing subsidiaries entered into the DIP Credit Facility with a group of lenders, with Citibank, N.A. as administrative agent, for a three-year term. The facility requires compliance with certain financial and non-financial covenants. At December 31, 2001, B&W was in violation of a covenant under the DIP Credit Facility. B&W received a consent from the lenders that remedied this covenant violation on March 18, 2002. See Note 9 to the condensed consolidated financial statements for further information on the DIP Credit Facility.

We have assessed B&W's liquidity position as a result of the bankruptcy filing and believe that B&W can continue to fund its and its subsidiaries' operating activities and meet its debt and capital requirements for the foreseeable future. However, B&W's ability to continue as a going concern is dependent upon its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a rejection of B&W's amended plan of reorganization or any amendment thereto could change the amounts reported in the B&W financial statements and cause a material decrease in the carrying amount of our investment in B&W. See Note 9 to the condensed consolidated financial statements for more information.


See Note 1 to the condensed consolidated financial statements for information on new accounting standards.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 5 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item. In addition, see Note 9 to the condensed consolidated financial statements included in this report regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000, which we incorporate by reference into this Item.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 3.1* - McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.'s Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

          Exhibit 3.2 - Amended and Restated By-Laws of McDermott International, Inc.

          Exhibit 3.3* - Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

     (b)  Reports on Form 8-K

          On March 27, 2002, we filed a report on Form 8-K dated March 20, 2002. Our report included Item 5 - Other Events.

----------

* Incorporated by reference to the filing indicated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           McDERMOTT INTERNATIONAL, INC.


                           /s/ Francis S. Kalman
                           ---------------------------------------------------
                       By: Francis S. Kalman
                           Executive Vice President and Chief Financial
                           Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)

May 13, 2002

                                  EXHIBIT INDEX


Exhibit     Description
-------     -----------
  3.1*      McDermott International, Inc.'s Articles of Incorporation, as
            amended (incorporated by reference to Exhibit 3.1 to McDermott
            International, Inc.'s Form 10-K for the fiscal year ended March 31,
            1996 (File No. 1-08430)).

  3.2       Amended and Restated By-Laws of McDermott International, Inc.

  3.3*      Amended and Restated Certificate of Designation of Series D
            Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.'s Quarterly Report on
            Form 10-Q for the quarter ended September 30, 2001 (File No.
            1-08430)).

----------

    * Incorporated by reference to the filing indicated.