Form 10-Q
period 2002-06-30
MCDERMOTT INTERNATIONAL INC
filed 2002-08-12
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 2002


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

                                  Yes [X]               No [ ]

The number of shares outstanding of the registrant's Common Stock at July 30, 2002 was 63,315,113.

                         McDERMOTT INTERNATIONAL , IN .

                               INDEX - FORM 10 - Q

                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

     Item 1 -   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           June 30, 2002 and December 31, 2001                                                         4

         Condensed Consolidated Statements of Income (Loss)
           Three and Six Months Ended June 30, 2002 and 2001                                           6

         Condensed Consolidated Statements of Comprehensive Income (Loss)
           Three and Six Months Ended June 30, 2002 and 2001                                           7

         Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2002 and 2001                                                     8

         Notes to Condensed Consolidated Financial Statements                                         10


     Item 2 -   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                         35

PART II - OTHER INFORMATION

     Item 1 -   Legal Proceedings                                                                     50

     Item 4 -   Submission of Matters to a Vote of Security Holders                                   50

     Item 6 -   Exhibits and Reports on Form 8-K                                                      50

SIGNATURES                                                                                            52

                                     PART I

                          McDERMOTT INTERNATIONAL, INC.




                              FINANCIAL INFORMATION







Item 1. Condensed Consolidated Financial Statements

                          McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   June 30,       December 31,
                                                                     2002             2001
                                                                 ------------     ------------
                                                                 (Unaudited)
                                                                        (In thousands)
Current Assets:
   Cash and cash equivalents                                     $     98,847     $    196,912
   Investments                                                             --          158,000
   Accounts receivable - trade, net                                   216,497          139,598
   Accounts receivable from The Babcock & Wilcox Company                9,857            3,681
   Accounts receivable - unconsolidated affiliates                     46,802           69,368
   Accounts receivable - other                                         33,071           34,833
   Contracts in progress                                              130,436           97,326
   Inventories                                                          2,989            1,825
   Deferred income taxes                                               76,482           59,370
   Other current assets                                                55,417           52,490
                                                                 ------------     ------------
   Total Current Assets                                               670,398          813,403
                                                                 ------------     ------------
Property, Plant and Equipment                                       1,248,853        1,218,650
   Less accumulated depreciation                                      880,684          864,751
                                                                 ------------     ------------
   Net Property, Plant and Equipment                                  368,169          353,899
                                                                 ------------     ------------
Investments in Debt Securities                                        174,267          173,003
                                                                 ------------     ------------
Investment in The Babcock &Wilcox Company                                  --          186,966
                                                                 ------------     ------------
Accounts Receivable from The Babcock & Wilcox Company                      --           17,489
                                                                 ------------     ------------
Goodwill                                                              331,165          330,705
                                                                 ------------     ------------
Prepaid Pension Costs                                                 148,605          152,510
                                                                 ------------     ------------
Other Assets                                                           68,697           75,865
                                                                 ------------     ------------
   TOTAL                                                         $  1,761,301     $  2,103,840
                                                                 ============     ============


See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        June 30,        December 31,
                                                                          2002               2001
                                                                      ------------      ------------
                                                                      (Unaudited)
                                                                             (In thousands)
Current Liabilities:
   Notes payable and current maturities of long-term debt             $      5,689      $    209,506
   Accounts payable                                                        150,755           118,811
   Accounts and notes payable to The Babcock & Wilcox Company               44,378            34,098
   Accrued employee benefits                                                70,507            91,596
   Accrued contract costs                                                   26,437            26,367
   Advance billings on contracts                                           264,863           170,329
   U.S. and foreign income taxes payable                                    41,678           123,985
   Other current liabilities                                               204,119           203,695
                                                                      ------------      ------------
     Total Current Liabilities                                             808,426           978,387
                                                                      ------------      ------------
Long-Term Debt                                                              99,831           100,393
                                                                      ------------      ------------
Accumulated Postretirement Benefit Obligation                               26,653            23,536
                                                                      ------------      ------------
Environmental Liabilities                                                   11,954            15,083
                                                                      ------------      ------------
Self-Insurance                                                              74,265            67,878
                                                                      ------------      ------------
Other Liabilities                                                          172,218           148,453
                                                                      ------------      ------------
Commitments and Contingencies

Stockholders' Equity:
   Common stock, par value $1.00 per share, authorized
     150,000,000 shares; issued 65,245,181 at
     June 30, 2002 and 63,733,257 at December 31, 2001                      65,245            63,733
   Capital in excess of par value                                        1,086,692         1,077,148
   Accumulated deficit                                                    (485,733)         (250,924)
   Treasury stock at cost, 2,061,407 shares at June 30,
     2002 and 2,005,792 at December 31, 2001                               (62,792)          (62,736)
   Accumulated other comprehensive loss                                    (35,458)          (57,111)
                                                                      ------------      ------------
     Total Stockholders' Equity                                            567,954           770,110
                                                                      ------------      ------------
     TOTAL                                                            $  1,761,301      $  2,103,840
                                                                      ============      ============

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                               Three Months Ended                 Six Months Ended
                                                                   June 30,                           June 30,
                                                           2002              2001              2002              2001
                                                       ------------      ------------      ------------      ------------
                                                                                    (Unaudited)
                                                                      (In thousands, except per share amounts)
Revenues                                               $    465,709      $    477,816      $    864,901      $    888,340
                                                       ------------      ------------      ------------      ------------

Costs and Expenses:
   Cost of operations                                       442,028           410,199           808,607           779,514
   Loss on write-off of investment in
     The Babcock & Wilcox Company                           224,664                --           224,664                --
   Selling, general and administrative expenses              38,915            55,355            81,084            96,602
                                                       ------------      ------------      ------------      ------------
                                                            705,607           465,554         1,114,355           876,116
                                                       ------------      ------------      ------------      ------------
Equity in income of investees                                 2,418             7,871             9,952            12,792
                                                       ------------      ------------      ------------      ------------
Operating Income (Loss)                                    (237,480)           20,133          (239,502)           25,016
                                                       ------------      ------------      ------------      ------------
Other Income (Expense):
   Interest income                                            1,859             4,783             5,339            10,631
   Interest expense                                          (2,368)           (9,650)           (9,533)          (19,781)
   Other-net                                                   (310)              563             1,388            (1,648)
                                                       ------------      ------------      ------------      ------------
   Total Other Expense                                         (819)           (4,304)           (2,806)          (10,798)
                                                       ------------      ------------      ------------      ------------
Income (Loss) from Continuing Operations
   before Provision for (Benefit from) Income
   Taxes and Extraordinary Item                            (238,299)           15,829          (242,308)           14,218

Provision for (Benefit from) Income Taxes                    (3,327)            8,572            (5,576)           12,130
                                                       ------------      ------------      ------------      ------------
Income (Loss) from Continuing Operations
   before Extraordinary Item                               (234,972)            7,257          (236,732)            2,088

Income from Discontinued Operations                             756               701             1,582             1,437
                                                       ------------      ------------      ------------      ------------
Income (Loss) before Extraordinary Item                    (234,216)            7,958          (235,150)            3,525

Extraordinary Gain on Debt Extinguishment                        --                --               341                --
                                                       ------------      ------------      ------------      ------------
Net Income (Loss)                                      $   (234,216)     $      7,958      $   (234,809)     $      3,525
                                                       ============      ============      ============      ============
Earnings (Loss) per Common Share:
   Basic
     Income (Loss) from Continuing Operations
         before Extraordinary Item                     $      (3.81)     $       0.12      $      (3.86)     $       0.03
     Net Income (Loss)                                 $      (3.80)     $       0.13      $      (3.83)     $       0.06
   Diluted
     Income (Loss) from Continuing Operations
         before Extraordinary Item                     $      (3.81)     $       0.12      $      (3.86)     $       0.03
     Net Income (Loss)                                 $      (3.80)     $       0.13      $      (3.83)     $       0.06
                                                       ============      ============      ============      ============


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                         June 30,
                                                                     2002             2001             2002             2001
                                                                 -----------      -----------      -----------      -----------
                                                                                          (Unaudited)
                                                                                         (In thousands)
Net Income (Loss)                                                $  (234,216)     $     7,958      $  (234,809)     $     3,525
                                                                 -----------      -----------      -----------      -----------
Other Comprehensive Income (Loss):
   Currency translation adjustments:
     Foreign currency translation adjustments                          1,020           (1,150)             527           (1,030)
     Reclassification adjustment for
       impairments of investments                                     18,435               --           18,435               --
   Unrealized gains (losses) on derivative financial
     instruments:
       Unrealized gains (losses) on derivative financial
         instruments                                                   2,732              266            3,924             (934)
       Reclassification adjustment for gains included
         in net income                                                  (541)              --             (349)              --
   Unrealized gains on investments:
     Unrealized gains arising during the period,
       net of taxes of $30,000 in the three
       and six months ended June 30, 2001                                543            1,396               31            5,473
     Reclassification adjustment for (gains) losses
       included in net income, net of tax benefits of
       $162,000 in the three and six months ended
       June 30, 2001                                                      --             (843)            (915)           1,112
                                                                 -----------      -----------      -----------      -----------
Other Comprehensive Income (Loss)                                     22,189             (331)          21,653            4,621
                                                                 -----------      -----------      -----------      -----------
Comprehensive Income (Loss)                                      $  (212,027)     $     7,627      $  (213,156)     $     8,146
                                                                 ===========      ===========      ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             2002             2001
                                                                         -----------      -----------
                                                                                  (Unaudited)
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                        $  (234,809)     $     3,525
                                                                         -----------      -----------
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation and amortization                                              19,690           31,416
   Income or loss of investees, less dividends                                (4,988)          (5,506)
   Loss (gain) on asset disposals and impairments - net                          139           (1,488)
   Provision for deferred taxes                                                5,996            8,738
   Loss on write-off of investment in The Babcock & Wilcox Company           224,664               --
   Extraordinary gain                                                           (341)              --
   Other                                                                       8,769            4,383
   Changes in assets and liabilities, net of effects
    of acquisitions and divestitures:
     Accounts receivable                                                     (60,821)         (20,824)
     Net contracts in progress and advance billings                           60,844           28,542
     Accounts payable                                                         41,179           (7,786)
     Accrued and other current liabilities                                       112          (10,329)
     Products and environmental liabilities                                     (179)           1,239
     Income taxes                                                            (82,445)           1,406
     Other, net                                                                1,343           (4,852)
                                                                         -----------      -----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                                     (20,847)          28,464
                                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                   (26,357)         (14,281)
Purchases of available-for-sale securities                                  (841,448)        (485,950)
Sales of available-for-sale securities                                       737,869          410,465
Maturities of available-for-sale securities                                  259,814          117,071
Proceeds from asset disposals                                                    269            1,591
Other                                                                             --           (1,043)
                                                                         -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                    130,147           27,853
                                                                         -----------      -----------

                                                                       CONTINUED


                                                                  Six Months Ended
                                                                       June 30,
                                                                2002              2001
                                                            ------------      ------------
                                                                      (Unaudited)
                                                                     (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                   $   (208,387)     $       (211)
Increase (decrease) in short-term borrowing                           22           (75,103)
Issuance of common stock                                           1,119               451
Other                                                               (171)            2,738
                                                            ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                           (207,417)          (72,125)
                                                            ------------      ------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                              52              (276)
                                                            ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (98,065)          (16,084)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 196,912            84,620
                                                            ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     98,847      $     68,536
                                                            ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest (net of amount capitalized)                     $     15,156      $     19,847
   Income taxes - net                                       $     64,068      $      3,880
                                                            ============      ============



See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three- and six-month periods ended June 30, 2002.

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

     o Babcock & Wilcox Investment Company ("BWICO"), a Delaware subsidiary of MI;

     o BWX Technologies, Inc. ("BWXT"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries; and

     o The Babcock & Wilcox Company ("B&W"), an unconsolidated Delaware subsidiary of BWICO.

Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and related footnotes included in MII's annual report on Form 10-K for the year ended December 31, 2001.

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

Due to the bankruptcy filing, beginning on February 22, 2000, we no longer consolidate B&W's financial results in our condensed consolidated financial statements, and we have been presenting our investment in B&W on the cost method. The filing, along with subsequent filings and negotiations, have led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the three months ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million. This non-cash charge was precipitated by a combination of factors including a change in our expectations regarding our ability to retain our equity in B&W. Subsequent to June 30, 2002, we have reached an agreement in principle with representatives of the present and future asbestos claimants in the Chapter 11 proceedings on several key terms, although a number of significant issues and numerous details remain to be negotiated and resolved. See Note 9 for information regarding recent developments in negotiations relating to the B&W Chapter 11 proceedings.

Effective January 1, 2002, based on a review performed by us and our independent consultants, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years to better reflect the service lives of our assets and industry norms. Consistent with this change, we also extended the lives of major upgrades to existing vessels. We continue to depreciate our major marine vessels using the units-of-production method, based on the utilization of each vessel. The change in estimated useful lives improved our operating income by approximately $0.9 million and $1.3 million for the three and six months ended June 30, 2002, respectively.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that we no longer amortize goodwill, but instead perform periodic testing for impairment. We have completed our transitional goodwill impairment test and will not incur a transitional goodwill impairment charge as of January 1, 2002. See Note 8 for a reconciliation of reported net income to adjusted net income, which excludes goodwill amortization expense for all periods presented.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are reviewing the effect SFAS No. 143 will have on our consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. It is effective for exit or disposal activities that are initiated after December 31, 2002. We are reviewing the effect SFAS No. 146 will have on our consolidated financial position and results of operations.

NOTE 2 - DISCONTINUED OPERATIONS
As of June 30, 2002, we have classified our subsidiary Hudson Products Corporation ("HPC"), a component of our Industrial Operations segment, as an asset held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002. Accordingly, we have reported the results of operations for HPC in discontinued operations. The condensed consolidated statements of income (loss) for the three and six months ended June 30, 2001 have been restated for consistency to reflect the current year treatment of HPC as a discontinued operation. Condensed financial information for our operations reported in discontinued operations follows:

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                     2002          2001         2002           2001
                                                  ---------     ---------     ---------     ---------
                                                                      (Unaudited)
                                                                     (In thousands)
Revenues                                          $  13,980     $  17,998     $  30,045     $  40,209
Income before Provision for Income Taxes          $   1,112     $   1,052     $   2,283     $   2,165

We have reported the assets and liabilities of HPC in our condensed consolidated balance sheets as held for sale, as follows:

                                                  June 30,      December 31,
                                                    2002            2001
                                                 -----------    ------------
                                                 (Unaudited)
                                                      (In thousands)
         Other current assets                    $   33,100     $    31,426
         Other current liabilities               $   10,776     $     8,902

On July 10, 2002, we completed the sale of HPC for $40 million, consisting of $38 million in cash and a $2 million subordinated promissory note. See Note 11 for more information.

NOTE 3 - INVENTORIES

Our inventories are summarized below:


                                                   June 30,       December 31,
                                                     2002             2001
                                                 ------------     ------------
                                                  (Unaudited)
                                                         (In thousands)
         Raw Materials and Supplies              $      2,779     $      1,733
         Work in Progress                                 210               92
                                                 ------------     ------------
         Total Inventories                       $      2,989     $      1,825
                                                 ============     ============

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

                                                              June 30,       December 31,
                                                               2002              2001
                                                           ------------      ------------
                                                            (Unaudited)
                                                                   (In thousands)

         Currency Translation Adjustments                  $    (31,440)     $    (50,402)
         Net Unrealized Gain on Investments                         417             1,301
         Net Unrealized Gain (Loss) on Derivative
             Financial Instruments                                1,335            (2,240)
         Minimum Pension Liability                               (5,770)           (5,770)
                                                           ------------      ------------
         Accumulated Other Comprehensive Loss              $    (35,458)     $    (57,111)
                                                           ============      ============


NOTE 5 - Investigations and Litigation

On March 12, 2001, the plaintiffs' motion for rehearing en banc was denied by the U.S. Court of Appeals for the Fifth Circuit in the December 1998 lawsuit filed by Den norske stats oljeselskap a.s. and several related entities against MII, JRM and others arising from alleged anti-competitive activities. The plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court. On February 20, 2002, the U.S. Supreme Court denied the petition for certiorari. The plaintiffs filed a motion for rehearing by the U.S. Supreme Court. On April 15, 2002, the U.S. Supreme Court denied the motion for rehearing. During the three months ended

June 30, 2002, Heerema and MII executed agreements to settle the heavy lift anti-trust claims against Heerema and MII with British Gas, Phillips, Exxon, BP and Total Fina Elf. Because we previously accrued amounts adequate to cover these claims, no additional provision was recorded in the quarter ended June 30, 2002.

In December 1998, a subsidiary of JRM (the "Operator Subsidiary") was in the process of installing the south deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. This lawsuit was filed in the U. S. District Court for the Eastern District of Louisiana against a number of parties, some of which brought third-party claims against the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel that attempted the lift of the deck module (the "Owner Subsidiary"). Both the Owner Subsidiary and the Operator Subsidiary were subsequently tendered as direct defendants to Texaco. In addition to Texaco's claims in the federal court action, damages for the loss of the south deck module have been sought by Texaco's builder risk insurers in claims against the Owner Subsidiary and the other defendants, excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder risk insurers in the federal court proceeding approximate $250 million. Texaco's federal court claims against the Operator Subsidiary were stayed in favor of a pending binding arbitration proceeding between them required by contract, which the Operator Subsidiary initiated to collect $23 million due for work performed under the contract, and in which Texaco also sought consequential damages and uninsured losses. The federal court trial, on the issue of liability only, commenced in October 2001. On March 27, 2002, the Court orally found that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary's highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco's builder risk insurers in addition to the claims of Texaco. The judge has not entered a final judgment on this matter. On May 6, 2002, the Owner Subsidiary filed a notice of appeal of the April 5, 2002 order, which appeal it subsequently withdrew without prejudice for technical reasons. We believe the April 5, 2002 order is unsupported under the applicable law and facts and intend to appeal when timely. The case has recently been transferred to a new district court judge, and a trial date of February 10, 2003 has been set for damages and certain insurance issues. The trial in the arbitration proceeding is set to commence on January 13, 2003. Although the Owner Subsidiary is not a party to the arbitration, we believe that the claims against the Owner Subsidiary, like those against the Operator Subsidiary, are governed by the contractual provisions which require arbitration and waive the recovery of consequential damages against the Operator Subsidiary and its affiliates. We plan to vigorously pursue the arbitration proceeding and any appeals process in the federal court action, and we do not believe that a material loss with respect to these matters is likely. In addition, we are evaluating our insurance coverage in the event of any liability. However, the ultimate outcome of the proceedings is uncertain, and an adverse ruling in either proceeding could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

In early April 2001, a group of insurers (the "Plaintiff Insurers") who have previously provided insurance to B&W under our excess liability policies filed
(1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in terminating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers, which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W's rights and the obligations of the Plaintiff Insurers and other insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the District Court seeking dismissal of the Plaintiff Insurers' claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued

January 4, 2002, the District Court granted MII's and B&W's motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers' claims lacked a factual or legal basis. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. We believe this ruling reflects the extent of the underwriter's contractual obligations and underscores that this coverage is available to settle B&W's asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were B&W's counterclaims against the Plaintiff Insurers and against other insurers. The parties agreed to dismiss without prejudice those of B&W's counterclaims seeking a declaratory judgment regarding the parties' respective rights and obligations under the settlement agreement. B&W's counterclaim seeking a money judgment for approximately $6.5 million due and owing by insurers under the settlement agreement remains pending. A trial of this counterclaim is scheduled for September 23, 2002. The parties have reached a preliminary agreement in principle to settle B&W's counterclaim for in excess of the claimed amounts, and approximately $4 million has been received to date from the insurers, subject to reimbursement in the event a final settlement agreement is not reached. Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. At this point, the Plaintiff Insurers have not indicated whether they intend to pursue an appeal.

On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, "Travelers") filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called "non-products" asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court, and the Asbestos Claimants Committee ("ACC") and the Future Claimants Representative ("FCR") have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers' complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos "non-products" liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers' duties and obligations with respect to coverage for B&W's asbestos liabilities. The Court has bifurcated the case into two phases, with Phase I addressing the issue of whether previous agreements between the parties serve to release Travelers from any coverage responsibility for asbestos "non-products" claims. On or about July 12, 2002, B&W and MII filed motions for leave to file amended answers and counterclaims. The Court has not ruled on these motions. Discovery has commenced on Phase I issues, and the Court set July 22, 2002 as the close of Phase I discovery, with the briefing of dispositive motions to follow. No trial date has been scheduled. This insurance, if available, would be in addition to the amounts already included in B&W's financial statements as of June 30, 2002.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding in the U.S. Bankruptcy Court for the Eastern District of Louisiana against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W's cancellation of a $313 million note receivable and B&W's transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W's claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceedings to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W's solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the Bankruptcy Court found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and FCR that we believe are resolved by the February 8, 2002 ruling. On March 20, 2002, at a hearing in the Bankruptcy Court, the judge granted this motion and dismissed all claims asserted in complaints filed by the ACC and the FCR regarding the 1998 transfer of certain assets from B&W to its parent, which ruling was memorialized in an Order and Judgment dated April 17, 2002 that dismissed the proceeding with prejudice. On April 26, 2002, the ACC and FCR filed a notice of appeal of the April 17, 2002 Order and Judgment and on June 20, 2002 filed their appeal brief. On July 22, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed their brief in opposition. In addition, an injunction preventing asbestos suits from being brought against non-filing affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 extends through October 14, 2002.

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

Other than as noted above, the following legal proceedings have had no change in status from that disclosed in the consolidated financial statements included in MII's annual report on Form 10-K for the year ended December 31, 2001:


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

     o The lawsuit filed by Donald F. Hall, Mary Ann Hall and others against B&W and Atlantic Richfield Company, referred to as the "Hall Litigation" in our annual report, as well as the controversy between B&W and its insurers as to the amount of coverage available under the liability policies covering the facilities involved in that litigation.

For a detailed description of these proceedings, please refer to Note 11 to the consolidated financial statements included in Part II of MII's annual report on Form 10-K for the year ended December 31, 2001. Also, see Note 9 to the condensed consolidated financial statements regarding B&W's potential liability for non-employee asbestos claims and additional information concerning the B&W Chapter 11 proceedings.

NOTE 6 - SEGMENT REPORTING

For the three and six months ended June 30, 2002, we have reported the results of operations for HPC in discontinued operations. In addition, we have included the results of McDermott Technology, Inc. ("MTI") in Government Operations. HPC and MTI were previously included in our Industrial Operations segment. Segment information for the three and six months ended June 30, 2001 has been restated to reflect these changes in our reportable segments. We have not changed our basis of measurement of segment profit or loss from our last annual report. An analysis of our operations by segment is as follows:

Segment Information for the Three and Six Months Ended June 30, 2002 and 2001.


                                                               Three Months Ended             Six Months Ended
                                                                   June 30,                       June 30,
                                                             2002            2001            2002            2001
                                                          ----------      ----------      ----------      ----------
                                                                                (Unaudited)
                                                                               (In thousands)
         REVENUES
           Marine Construction Services                   $  318,838      $  205,149      $  583,009      $  339,829
           Government Operations                             131,115         122,726         252,906         248,094
           Industrial Operations                                  --         137,108              --         279,205
           Power Generation Systems                           15,793          12,993          29,035          21,427
           Adjustments and Eliminations(1)                       (37)           (160)            (49)           (215)
                                                          ----------      ----------      ----------      ----------
                                                          $  465,709      $  477,816      $  864,901      $  888,340
                                                          ==========      ==========      ==========      ==========
           (1) Segment revenues are net of the following intersegment transfers and other adjustments:

               Marine Construction Services Transfers     $       37      $       96      $       49      $      130
               Government Operations Transfers                    --              62              --              83
               Industrial Operations Transfers                    --               2              --               2
                                                          ----------      ----------      ----------      ----------
                                                          $       37      $      160      $       49      $      215
                                                          ==========      ==========      ==========      ==========

                                                     Three Months Ended              Six Months Ended
                                                         June 30,                        June 30,
                                                   2002            2001            2002            2001
                                                ----------      ----------      ----------      ----------
                                                                        (Unaudited)
                                                                       (In thousands)
         OPERATING INCOME (LOSS):
         Segment Operating Income (Loss):
         Marine Construction Services            $  (20,946)     $    8,361      $  (31,155)     $   (2,055)
         Government Operations                        9,723           7,532          21,570          18,385
         Industrial Operations                           --           3,058              --           4,376
         Power Generation Systems                      (541)         (1,192)         (1,109)         (1,777)
                                                 ----------      ----------      ----------      ----------
                                                 $  (11,764)     $   17,759      $  (10,694)     $   18,929
                                                 ==========      ==========      ==========      ==========

         Gain (Loss) on Asset Disposal and
           Impairments - Net:
         Marine Construction Services            $     (214)     $      193      $     (139)     $      715
         Government Operations                           --             759               1             762
                                                 ----------      ----------      ----------      ----------
                                                 $     (214)     $      952      $     (138)     $    1,477
                                                 ==========      ==========      ==========      ==========

         Equity in Income of Investees:
         Marine Construction Services            $      182      $    1,332      $    1,776      $    1,286
         Government Operations                        5,079           6,056          10,989          10,758
         Industrial Operations                           --              --              --              30
         Power Generation Systems                    (2,843)            483          (2,813)            718
                                                 ----------      ----------      ----------      ----------
                                                 $    2,418      $    7,871      $    9,952      $   12,792
                                                 ==========      ==========      ==========      ==========

         OPERATING INCOME (LOSS):
         Marine Construction Services            $  (20,978)     $    9,886      $  (29,518)     $      (54)
         Government Operations                       14,802          14,347          32,560          29,905
         Industrial Operations                           --           3,058              --           4,406
         Power Generation Systems                    (3,384)           (709)         (3,922)         (1,059)
                                                 ----------      ----------      ----------      ----------
                                                     (9,560)         26,582            (880)         33,198
         Write-off of investment in B&W            (224,664)             --        (224,664)             --
         Corporate                                   (3,256)         (6,449)        (13,958)         (8,182)
                                                 ----------      ----------      ----------      ----------
         TOTAL                                   $ (237,480)     $   20,133      $ (239,502)     $   25,016
                                                 ==========      ==========      ==========      ==========

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                          Three Months Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                       2002              2001              2002            2001
                                                   ------------      ------------     ------------      ------------
                                                                              (Unaudited)
                                                         (In thousands, except shares and per share amounts)
Basic:
Income (loss) from continuing operations           $   (234,972)     $      7,257     $   (236,732)     $      2,088
Income from discontinued operations                         756               701            1,582             1,437
Extraordinary item                                           --                --              341                --
                                                   ------------      ------------     ------------      ------------
Net income (loss)                                  $   (234,216)     $      7,958     $   (234,809)     $      3,525
                                                   ============      ============     ============      ============

Weighted average common shares                       61,700,302        60,519,795       61,362,457        60,332,168
                                                   ============      ============     ============      ============
Basic earnings (loss) per common share:
Income (loss) from continuing operations           $      (3.81)     $       0.12     $      (3.86)     $       0.03
Income from discontinued operations                $       0.01      $       0.01     $       0.03      $       0.02
Extraordinary item                                 $         --      $         --     $       0.01      $         --
Net income (loss)                                  $      (3.80)     $       0.13     $      (3.83)     $       0.06

Diluted:
Income (loss) from continuing operations           $   (234,972)     $      7,257     $   (236,732)     $      2,088
Income from discontinued operations                         756               701            1,582             1,437
Extraordinary item                                           --                --              341                --
                                                   ------------      ------------     ------------      ------------
Net income (loss)                                  $   (234,216)     $      7,958     $   (234,809)     $      3,525
                                                   ============      ============     ============      ============

Weighted average common shares (basic)               61,700,302        60,519,795       61,362,457        60,332,168
Effect of dilutive securities:
Stock options and restricted stock                           --         2,228,125               --         2,327,279
                                                   ------------      ------------     ------------      ------------
Adjusted weighted average common shares
   and assumed conversions                           61,700,302        62,747,920       61,362,457        62,659,447
                                                   ============      ============     ============      ============
Diluted earnings (loss) per common share:
Income (loss) from continuing operations           $      (3.81)     $       0.12     $      (3.86)     $       0.03
Income from discontinued operations                $       0.01      $       0.01     $       0.03      $       0.02
Extraordinary item                                 $         --      $         --     $       0.01      $         --
Net income (loss)                                  $      (3.80)     $       0.13     $      (3.83)     $       0.06


Due to rounding, the net income (loss) per share does not equal the sum of the per share amounts for the individual components of the net income (loss) in all periods.

For the three and six months ended June 30, 2002, incremental shares of 2,302,893 and 2,250,954, respectively, related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been anti-dilutive.

NOTE 8 - GOODWILL

On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, we no longer amortize goodwill to earnings, but instead we periodically test for impairment. Following is our reconciliation of reported net income to adjusted net income, which excludes goodwill amortization expense (including related tax effects), for the periods presented:

                                                                Three Months Ended              Six Months Ended
                                                                      June 30,                      June 30,
                                                               2002            2001           2002            2001
                                                            ----------      ----------     ----------      ----------
                                                                                   (Unaudited)
                                                                              (In thousands, except
                                                                               per share amounts)
Income (loss) before extraordinary item                     $ (234,216)     $    7,958     $ (235,150)     $    3,525
Add back:  goodwill amortization                                    --           4,934             --           9,874
                                                            ----------      ----------     ----------      ----------
Adjusted income (loss) before extraordinary item            $ (234,216)     $   12,892     $ (235,150)     $   13,399
                                                            ==========      ==========     ==========      ==========

Net income (loss)                                           $ (234,216)     $    7,958     $ (234,809)     $    3,525
Add back:  goodwill amortization                                    --           4,934             --           9,874
                                                            ----------      ----------     ----------      ----------
Adjusted net income (loss)                                  $ (234,216)     $   12,892     $ (234,809)     $   13,399
                                                            ==========      ==========     ==========      ==========
Basic and diluted earnings (loss) per share before
extraordinary item:
Income (loss) before extraordinary item                     $    (3.80)     $     0.13     $    (3.82)     $     0.06
Add back:  goodwill amortization                                    --            0.08             --            0.16
                                                            ----------      ----------     ----------      ----------
Adjusted earnings (loss) per share before
extraordinary item                                          $    (3.80)     $     0.21     $    (3.82)     $     0.22
                                                            ==========      ==========     ==========      ==========

 Basic and diluted earnings (loss) per share:
Net income (loss)                                           $    (3.80)     $     0.13     $    (3.83)     $     0.06
Add back:  goodwill amortization                                    --            0.08             --            0.16
                                                            ----------      ----------     ----------      ----------
Adjusted earnings (loss) per share                          $    (3.80)     $     0.21     $    (3.83)     $     0.22
                                                            ==========      ==========     ==========      ==========

Changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                                 Marine                           Power
                                             Construction      Government      Generation
                                               Services        Operations        Systems
                                                Segment          Segment         Segment             Total
                                             ------------     ------------     ------------     ------------
                                                                         (in thousands)
Balance as of January 1, 2002                $    313,008     $     12,926     $      4,771     $    330,705
Currency Translation Adjustment                        --               --              460              460
                                             ------------     ------------     ------------     ------------
Balance as of June 30, 2002                  $    313,008     $     12,926     $      5,231     $    331,165
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

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. (the "Debtors"). The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of the Debtors, including MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction runs through October 14, 2002.

As discussed in Note 1, we wrote off our net investment in B&W in the three months ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million.

The following sections outline significant information and events related to the B&W Chapter 11 proceedings as well as the impact of recent developments in negotiations with the ACC and FCR.

Insurance Coverage and Pending Claims

Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At June 30, 2002, receivables of $23.5 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Currently, certain insurers are refusing to reimburse the Debtors for these receivables until the Debtors' assumption, in bankruptcy, of their pre-bankruptcy filing contractual reimbursement arrangements with such insurers. To date, this has not had a material adverse impact on the Debtors' liquidity or the conduct of their business and we do not expect it to in the future. We anticipate that the Debtors will eventually recover these insurance reimbursements.

Pursuant to the Bankruptcy Court's order, a March 29, 2001 bar date was set for the submission of allegedly unpaid pre-Chapter 11 settled asbestos claims and a July 30, 2001 bar date for all other asbestos personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo/Parks Township facilities against the Debtors. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. The Debtors have accepted approximately 8,600 as pre-Chapter 11 binding settled claims at this time with an approximate value of $65 million. The Bankruptcy Court has disallowed approximately 27,000 claims as settled claims, and the Debtors are in the process of challenging virtually all of the remaining claims. If the Bankruptcy Court determines these claims were not settled prior to the filing of the Chapter 11 petition, these claims may be refiled as unsettled personal injury claims. As of July 30, 2001, approximately 220,000 additional asbestos personal injury claims, 60,000 related party claims, 168 property damage claims, 212 derivative asbestos claims and 524 claims relating to the Apollo/Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 4,224 additional personal injury claims were filed. The estimated total alleged value, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage coverages. As set forth in the proposed Litigation Protocol filed with the U. S. District Court on October 18, 2001, the Debtors intend to challenge all unsupported claims and believe that a significant number may be disallowed by the Bankruptcy Court. The ACC and FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims.

Debtors' Amended Plan of Reorganization

On February 22, 2001, the Debtors filed a plan of reorganization and a disclosure statement. On May 7, 2002, the Debtors filed an amended plan of reorganization and an amended disclosure statement (collectively, the "Debtors' Amended Plan"), which supercede the plan and disclosure statement filed in February 2001.

The Debtors' Amended Plan contemplates a resolution of the cases based on the principle that all creditors with valid claims, including, but not limited to, valid asbestos-related claims, will be paid in full. If the Debtors' Amended Plan is approved, all of the shares of B&W will be transferred to a new corporation (the "Funding Facility"), which will be owned by BWICO, B&W's present shareholder. Payments under the Debtors' Amended Plan will generally be funded from three sources: (1) available cash on the effective date of the Debtors' Amended Plan generated from the Debtors' operations and available financing; (2) available cash generated from the reorganized Debtors, after reserves for letter of credit and working capital needs; and (3) insurance proceeds. The Funding Facility would (a) pay directly claims for which it is responsible under the Debtors' Amended Plan, including administrative claims not arising in the ordinary course of the Debtors' businesses, general unsecured claims, asbestos personal injury claims based on pre-Chapter 11 binding settlement agreements ("Settled Asbestos Claims"), and any valid asbestos property damage claims; (b) provide an initial $2.8 million (which we believe to be covered by insurance) and an assignment of certain insurance rights to a trust ("Apollo/Parks Township Litigation Facility Trust") established to pay certain claims arising from alleged nuclear radiation exposure at two of the Debtors' former facilities in western Pennsylvania (the "Apollo/Parks Township Claims"); and (c) provide a trust (the "Debtors' Asbestos PI Trust") established to resolve asbestos personal injury claims, with annual payments of up to $150 million from the three sources described above to satisfy such claims in full. All asbestos personal injury claims against the Debtors would be channeled to the Debtors' Asbestos PI Trust.

With respect to the insurance proceeds described above, on the effective date of the Debtors' Amended Plan, the Debtors would assign to the Funding Facility their rights against their insurance coverage that relate to asbestos personal injury and property damage claims against the Debtors. The Debtors' affiliates would also waive their rights against that insurance to the extent that those rights would deplete the available $1.15 billion face value products liability coverage, except that MI, JRM and HPC would retain the right to pursue claims for coverage on account of asbestos liabilities, if any, relating to their own operations. The Debtors' Amended Plan contemplates that the Debtors will receive a full release and discharge from all present and future liability for asbestos personal injury claims, asbestos property damage claims, the Apollo/Parks Township Claims, and any other claims against them in their Chapter 11 proceedings (with the exception of certain ordinary course obligations and other obligations of the Debtors not related to the impaired claims discussed above, which would remain as unimpaired obligations of the reorganized Debtors). In addition, in consideration of their waiver of insurance rights, the Debtors' affiliates would be protected by a channeling injunction against present and future liability for asbestos personal injury claims arising from the Debtors' operations. If resources later become depleted, and the Debtors' Asbestos PI Trust can no longer pay claims that are due and owing, the Debtors' Amended Plan contemplates that the injunction may be lifted as to MI, MII and certain other affiliates. The Debtors' Amended Plan also provides for a release of the affiliates from claims related to transactions with the Debtors that were generally outside the ordinary course of business and did not include the operations or management of the Debtors' present businesses, assets or obligations.

The Debtors' Amended Plan provides that, under certain conditions involving a continuing uncured adjudicated payment default of the Funding Facility's obligations to fund the Debtors' Asbestos PI Trust, the Funding Facility would be required to transfer to the Debtors' Asbestos PI Trust all of the shares of The Babcock & Wilcox Company. If that should occur, we would lose our ownership interest in The Babcock & Wilcox Company. The Debtors' Amended Plan also contemplates that, commencing in the fifth year after the effective date of the Debtors' Amended Plan, and on an annual basis thereafter, the Funding Facility would have the opportunity to make a lump-sum payment to the Debtors' Asbestos PI Trust in an amount, approved by the Bankruptcy Court, of the then estimated present and future liability on account of Asbestos PI Claims, and upon making such payment would have no further obligation to fund the Debtors' Asbestos PI Trust. If that should occur, the financial results of B&W would be reconsolidated with MII and MII would have access to the cash flows of B&W. A third possible alternative would be the satisfaction of all claims against the Debtors by the Funding Facility, which would also result in the financial results of B&W being reconsolidated with MII and MII having access to the cash flows of B&W.

ACC/FCR Plan of Reorganization

On July 3, 2002, the ACC and the FCR filed a joint Chapter 11 Plan and accompanying Disclosure Statement (the "ACC/FCR Plan"). The ACC/FCR Plan contemplates that, on its effective date, all of the shares of B&W presently owned by BWICO, will be canceled and new shares will be issued to (1) a trust (the "Asbestos PI Trust") established under the ACC/FCR Plan for the benefit of asbestos personal injury claimants against the Debtors; and (2) certain general unsecured creditors of the Debtors. The ACC/FCR Plan further contemplates that MII and its affiliates (other than the Debtors and their subsidiaries) would be enjoined from any continuing access to the insurance rights that presently cover the Debtors' putative liability on account of asbestos personal injury claims. Those insurance rights would be assigned to the Asbestos PI Trust. The ACC/FCR Plan, however, does not contemplate that, absent a settlement, MII and its affiliates (other than the Debtors and their subsidiaries) would receive the protection of any injunction against present or future claims based on the Debtors' putative asbestos liability.

The ACC/FCR Plan generally contemplates that (1) asbestos personal injury claimants asserting claims arising from cases of severe asbestosis and malignancies would have access to 55% of the Asbestos PI Trust's resources; (2) asbestos personal injury claimants asserting claims based on cases involving nonmalignant asbestosis and pleural disease would have access to 45% of the Asbestos PI Trust's resources; and (3) all asbestos personal injury claimants would be entitled to a "quick pay" option of $250. The trustees of the trust will have the discretion to assert defenses to putative asbestos personal injury claims.

Under the ACC/FCR Plan, the Asbestos PI Trust and general unsecured creditors with allowed claims would share pro rata in a pool of assets consisting of the new stock of B&W issued on the effective date of the ACC/FCR Plan, excess cash of the Debtors and the monetary value of certain tax benefits that may be created upon effectuation of the ACC/FCR Plan. In addition, certain general unsecured creditors of the Debtors would be entitled to recover the full amount of insurance proceeds arising from the allowance of their claims. B&W and certain of its affiliates may have general unsecured claims that would be entitled to participate in the foregoing pool of assets.

The ACC/FCR Plan also contemplates that a separate trust would be created to pay the Apollo/Parks Township claims. This trust would be funded by access to separate insurance and a contribution from the Debtors that would be reimbursed out of insurance proceeds. MII and its affiliates (other than the Debtors and their subsidiaries) would not be protected by an injunction from the assertion of such claims against them, but would be enjoined from access to the insurance rights relating to such claims.

We believe that we have defenses and valid objections to the ACC/FCR Plan, which we intend to assert if the ACC and FCR ultimately seek to have the ACC/FCR Plan confirmed. In addition, B&W has filed first sets of omnibus objections to the overwhelming majority of personal injury claims and asbestos property damages claims. B&W believes that rulings on those objections would affect the ultimate ability of the ACC and the FCR to obtain confirmation of the ACC/FCR Plan.

Litigation may ensue regarding objections by the Debtors and others to the ACC/FCR Plan, objections by the ACC/FCR to the Debtors' Amended Plan and related issues concerning the confirmation and effectuation of either plan, or some alternative that may emerge in those proceedings. As of the date of this report, the Bankruptcy Court and District Court presiding over the Debtors' Chapter 11 proceedings have taken no action to schedule further proceedings in connection with confirmation of the ACC/FCR Plan, the Debtors' Amended Plan or the Debtors' first sets of omnibus objections to asbestos personal injury and property damages claims. Confirmation of the Debtors' Amended Plan or the ACC/FCR Plan will require a finding that such plan satisfies all the conditions set forth in the Bankruptcy Code as well as the conditions specified in the plan. We cannot assure that either of these requirements will be met with respect to either plan. In the event the Bankruptcy Court were to find that more than one submitted plan meets the tests set forth in the Bankruptcy Code for confirmation, the Court may confirm only one plan and, in exercising its discretion to do so, is required to consider the preferences of creditors and equity security holders. As a result of all these factors, confirmation of either plan is uncertain.

Recent Developments in Negotiations

We are continuing our discussions with the ACC and FCR concerning a potential settlement. As a result of those discussions, we have reached an agreement in principle with representatives of the ACC and FCR on several key terms; however, a number of significant issues and numerous details remain to be negotiated and resolved. The parties are currently working to address some of the remaining unresolved issues and details in a memorandum of understanding. Should the remaining issues and details not be negotiated and resolved to the mutual satisfaction of the parties, the parties may be unable to resolve the B&W Chapter 11 proceedings through settlement. Additionally, any settlement will be subject to various conditions, including the requisite approval of the asbestos claimants, the Bankruptcy Court confirmation of a plan of reorganization reflecting the settlement and the approval by MII's stockholders. Among the key terms that serve as a basis for further discussions are the following:

          o MII would assign all its equity in B&W to one or more trusts to be created for the benefit of all the asbestos claimants and certain other claimants.

          o MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trusts.

          o MII would issue 4.75 million shares of restricted common stock to the trusts. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trusts would also be subject to an MII right of first refusal. If any of the shares issued to the trusts are still held by the trusts after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock.

          o MII or one of its domestic subsidiaries would issue $85 million aggregate principal amount of promissory notes to the trusts. The notes would be unsecured obligations and would provide for payments of principal of $8.5 million per year to be payable over 10 years, with interest payable on the outstanding balance at the rate of 7.5% per year.

          o MII and all its past and present directors, officers and affiliates, including its captive insurers, would receive the full benefit of Section 524(g) of the Bankruptcy Code with respect to personal injury asbestos-related claims and certain other claims and would be released and protected from all pending and future asbestos-related claims stemming from B&W's operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including but not limited to claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

          o The settlement would be conditioned on the approval by MII's stockholders of the terms of the settlement outlined above.

As the settlement discussions remain in their early stages, we expect that some of the court proceedings in or relating to the B&W Chapter 11 case will continue and that the parties will continue to maintain their previously asserted positions. The process of finalizing and implementing the settlement could take up to a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

Due to the preliminary nature of the agreement in principle and the various requirements on which a settlement would be conditioned, including Bankruptcy Court approval and the approval of MII's stockholders, the agreement in principle will have no immediate impact on our earnings. When a final settlement becomes probable, we estimate that we would record an after-tax charge against earnings of between $100 million to $130 million, reflecting the present value of our contributions and contemplated payments to the trusts as outlined above. That charge would be in addition to the $220.9 million after-tax charge we recorded in the quarter ended June 30, 2002 to write off our investment in B&W and other related assets.

Despite our recent progress in our settlement discussions, there are continuing risks and uncertainties that will remain with us until the requisite approvals are obtained and the final settlement is reflected in a plan of reorganization that is confirmed by the Bankruptcy Court pursuant to a final non-appealable order of confirmation.

Remaining Issues to be Resolved

While the Chapter 11 reorganization proceedings continue to progress, there are a number of issues and matters related to the Debtors' asbestos liability to be resolved prior to their emergence from the proceedings. Remaining issues and matters to be resolved include, but are not limited to:

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

          o the anticipated need for an extension of the three-year term of the $300 million debtor-in-possession revolving credit and letter of credit facility (the "DIP Credit Facility"), which is scheduled to expire in February 2003, to accommodate the issuance of letters of credit expiring after that date in connection with new construction and other contracts on which the Debtors intend to bid;

          o the continued ability of our insurers to reimburse B&W for payments made to asbestos claimants; and

          o the ultimate resolution of the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002 (collectively, the "Transfer Case"), and the appeals from these rulings. See Note 5 for further information.

B&W has provided $1.3 billion for asbestos products liability claims at June 30, 2002. It is not possible to estimate the range of loss under the strategy proposed in the Debtor's Amended Plan or the ACC/FCR Plan. However, amounts claimed by the asbestos claimants are in a wide range and exceed the value of B&W and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and our known available products liability and property damage insurance coverages.

Any changes in (1) the estimates of the Debtors' nonemployee asbestos liability and insurance, (2) the differences between the proportion of those liabilities covered by insurance and that experienced in the past and (3) the ultimate resolution of the Transfer Case could result in material adjustments to B&W's financial statements and negatively impact our ability to realize our net investment in B&W, which we wrote off in the three months ended June 30, 2002, and certain assets transferred by B&W to BWICO in the corporate reorganization. In addition, any settlement involving MII could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Debtors entered into the DIP Credit Facility with a group of lenders providing for a three-year term. The Bankruptcy Court approved the full amount of this facility, giving all amounts owed under the facility a super-priority administrative expense status in bankruptcy. The Debtors' obligations under the facility are (1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and
(2) secured by a security interest on B&W Canada Ltd.'s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI's public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100 million in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. There were no borrowings under this facility at June 30, 2002 or December 31, 2001. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the "Pre-existing LCs"), $9.9 million of which remains outstanding at June 30, 2002. MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of June 30, 2002, approximately $113.0 million in letters of credit has been issued under the DIP Credit Facility of which approximately $59.7 million was to replace or backstop Pre-existing LCs.

Financial Results and Reorganization Items
Summarized financial data for B&W is as follows:

                          INCOME STATEMENT INFORMATION

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                 2002         2001         2002         2001
                                               --------     --------     --------     --------
                                                                 (Unaudited)
                                                               (In thousands)
Revenues                                       $405,103     $365,916     $784,060     $721,775
Income before Provision for Income Taxes       $ 30,000     $ 16,192     $ 48,953     $ 34,726
Net Income                                     $ 16,486     $  8,126     $ 27,024     $ 18,791

                            BALANCE SHEET INFORMATION

                                                 June 30,     December 31,
                                                   2002           2001
                                               -----------    -----------
                                               (Unaudited)
                                                     (In thousands)
Assets:
  Current Assets                               $   627,934    $   592,968
  Non-Current Assets                             1,483,595      1,476,171
                                               -----------    -----------
Total Assets                                   $ 2,111,529    $ 2,069,139
                                               ===========    ===========
Liabilities:
  Current Liabilities                          $   440,475    $   431,702
  Non-Current Liabilities(1)                     1,456,521      1,457,459
Stockholder's Equity                               214,533        179,978
                                               -----------    -----------
Total Liabilities and Stockholder's Equity     $ 2,111,529    $ 2,069,139
                                               ===========    ===========

(1) Includes liabilities subject to compromise of approximately $1.436 billion which primarily result from asbestos-related issues.


B&W's balance sheet information includes approximately $76 million of goodwill. A significant increase in the estimated liability for asbestos claims and its related resolution could result in the impairment of this goodwill.

In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. At June 30, 2002, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $124.6 million, of which approximately $46.5 million relates to bonds issued after February 21, 2000.

B&W's ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W summarized financial information set forth above has been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of B&W's assets will be realized or that B&W's liabilities will be liquidated or settled for the amounts recorded. In addition, a rejection of the Debtors' Amended Plan and/or any settlement agreement which may result in the transfer of a majority ownership interest in B&W could result in material changes to the amounts reported in the B&W financial statements. The independent accountant's report on the separate consolidated financial statements of B&W for the years ended December 31, 2001 and 2000 includes an explanatory paragraph indicating that these issues raise substantial doubt about B&W's ability to continue as a going concern.

NOTE 10 - LIQUIDITY

MI and JRM and their respective subsidiaries are limited, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. As a result, we have assessed our ability to continue as a going concern and have concluded that we can continue to fund our operating activities and capital requirements for the foreseeable future. In this regard, management will be required to address several significant issues:

     o Negative Cash Flows. MI has experienced and we expect MI to continue to experience negative cash flows in 2002, primarily due to tax payments on the exercise of MI's rights under an Intercompany Agreement referred to below. MI expects to meet its cash needs through short-term borrowings by BWXT on the MII Credit Facility, the cash flow of BWXT, obtaining a loan from MII, a capital contribution from MII or some combination of those sources. While we expect MI's cash flow to improve in 2003, MI's lack of liquidity poses substantial risk in the short term. In addition, we expect JRM to experience negative cash flows primarily due to working capital requirements during 2002. JRM expects to meet its cash needs through its cash and cash equivalents and short-term borrowings.

     o Upcoming Maturity of Our Credit Facilities. The MII and JRM credit facilities are scheduled to expire in February 2003. We plan to refinance or extend these facilities. However, our current credit rating has impacted our access to and cost of capital. In addition, due to current market conditions within the energy industry, our available financing alternatives may be limited. Further, our ability to obtain a successful and timely resolution to the B&W Chapter 11 filing could also impact our ability to obtain additional financing. If we are unable to refinance or extend these credit facilities, this will impact our ability to pursue additional projects at JRM, which require letters of credit, as well as our liquidity.

During the six months ended June 30, 2002, MI repurchased or repaid the remaining $208.8 million in aggregate principal amount of its 9.375% Notes due March 15, 2002 for aggregate payments of $208.3 million, resulting in an extraordinary net after-tax gain of $0.3 million. In order to repay the remaining notes, MI exercised its right pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"), under which MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock. MI held this financial asset since prior to the 1982 reorganization transaction under which MII became the parent of MI. The price was based on (1) the stockholders' equity of MII at the close of the fiscal year preceding the date on which the right to sell or buy, as the case may be, was exercised and (2) the price-to-book value of the Dow Jones Industrial Average. At January 1, 2002, the aggregate unit value of MI's right to sell all of its 100,000 units to MII was approximately $243 million. MI received this amount from the exercise of the Intercompany Agreement. MII funded that payment by (1) receiving dividends of $80 million from JRM and $20 million from one of our captive insurance companies and (2) reducing its short-term investments and cash and cash equivalents. The proceeds paid to MI were subject to U.S. federal, state and other applicable taxes, and we recorded a tax provision totaling approximately $85.4 million at December 31, 2001. Through June 30, 2002, we have paid approximately half of this amount in estimated tax payments. Payment of the remaining amount during the next six months will continue to put a strain on our liquidity.

NOTE 11 - SUBSEQUENT EVENTS

On July 10, 2002, we sold HPC, a wholly owned subsidiary of BWICO, to an affiliate of Chicago-based Madison Capital Partners. The sale price of $40 million consists of $38 million in cash and a $2 million subordinated promissory note, subject to certain post-closing adjustments. On July 16, 2002, we entered into an agreement with the ACC and FCR which limits the use of $36.5 million of the sales proceeds to business expenses of BWICO and its subsidiaries. We do not expect this to have a material adverse impact on MI's liquidity.

On July 11, 2002, a mechanical failure of the crane on JRM's derrick barge 60
(DB60) occurred while preparing for regularly scheduled maintenance. JRM is investigating the causes of the mechanical failure, the cost to replace and/or repair the crane and other financial impacts of this incident. No injuries or fatalities resulted from the incident. The total cost to replace or repair the crane is currently estimated between $12 and $15 million. JRM has insurance policies which provide coverage for all but approximately $4 million of that cost. The crane repair is estimated to take four to five months from August 1, 2002. As a result of this incident, JRM believes that approximately $7 to $9 million of operating income expected to be recognized in the third and fourth quarters of 2002 from the activities of the DB60 will be deferred to 2003. We expect that the negative cash flow impacts relating to this incident will be absorbed through JRM's available cash and/or lines of credit.

On July 12, 2002, AE Energietechnic GmbH ("Austrian Energy") applied for the appointment of a receiver in the Bankruptcy Court of Graz, Austria. Austrian Energy is a subsidiary of Babcock-Borsig AG which filed for bankruptcy on July 4, 2002 in Germany. Our Babcock and Wilcox Volund APS ("Volund") subsidiary is jointly and severally liable with Austrian Energy pursuant to both their consortium agreement as well as their contract with the ultimate customer, SK Energi, for construction of a biomass boiler facility in Denmark. Volund was notified by the receiver on July 30, 2002 that the Creditors Committee will meet on August 6, 2002 to determine which projects will be completed by Austrian Energy. If Austrian Energy ceases operation on its scope of work under the contract, the cost to Volund is currently estimated at $2 million to $3 million.

On July 15, 2002, Global Energy Company Limited ("GEC") filed two instruments with the High Court of Lagos State, Nigeria against J. Ray McDermott West Africa, Inc. ("JRMWA"), a subsidiary of JRM, and Citibank: (1) an application for injunction to restrain Citibank from remitting the sum of $10.2 million to JRMWA; and (2) a lawsuit seeking a declaration that GEC is entitled to specific performance and that the $10.2 million held by Citibank can only be exchanged for shares representing a 12.75 % interest in Nigerdock Nigeria PLC. These matters are set for hearing on September 9, 2002. Also on July 15, 2002, JRMWA filed an application for injunction to restrain Citibank from remitting $1.3 million to GEC. We believe the GEC actions are without basis in law or fact, and we will seek all available remedies to secure the release of the escrowed amounts and invoices due to JRMWA. These actions are related to a joint venture agreement entered into in February 2002 by GEC and JRMWA and an associated escrow agreement pursuant to which JRMWA deposited $10.2 million into an escrow account at Citibank. The joint venture agreement provides that under certain circumstances of termination, GEC would be entitled to $1.3 million from the escrow account and such transfer would constitute a full and final release of JRMWA from all obligations, and JRMWA would retain the remainder of the escrowed funds. We believe that $8.9 million in escrowed funds should be returned to JRMWA as required by the escrow agreement and applicable law. However, there is uncertainty that the Nigerian Court will follow the terms of the escrow agreement and applicable law with respect to the return of the $8.9 million.

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

     o the ability of JRM to maintain its forecasted financial performance which supports its appraised value (failure to achieve that forecast could result in material adjustments to, including a write-off of, $313 million of goodwill currently associated with JRM);

     o changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings, including the results of ongoing governmental investigations and related civil lawsuits involving alleged anticompetitive practices in our marine construction business;

     o estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings and related settlement discussions involving B&W, certain of its subsidiaries and MII;

     o the ultimate resolution of the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002, and the appeals from these rulings;

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

     o social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East;

     o    effects of asserted and unasserted claims;

     o    our ability to obtain surety bonds and letters of credit;

     o our ability to negotiate extensions to or refinancings of our credit facilities maturing on February 3, 2003;

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

GENERAL

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world's major hydrocarbon-producing regions. Our revenues from this segment reflect the variability associated with the timing of significant oil and gas development projects. Although oil and gas prices remain lower than we anticipated for 2002, we expect revenues to increase at our Marine Construction Services segment for 2002, primarily for deepwater projects. We believe the oil and gas industry is focused on deepwater projects and that the deepwater floater market will be robust over the next several years. JRM's future is heavily weighted to the continued success of the deepwater market. However, timing of award of many marine construction projects is uncertain. In addition, the Marine Construction Services market remains competitive, which may have a significant impact on our anticipated segment income in future periods.

The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, BWXT is a significant participant in the defense industry. We expect a significant increase in backlog by the end of this year. After this year's increased bookings, we expect this segment's backlog will remain relatively constant in the next several years. Additionally, with BWXT's unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is poised to participate in the continuing cleanup and management of the Department of Energy's nuclear sites and weapons complexes.

The results of operations of our Industrial Operations segment include only the results of McDermott Engineers & Constructors (Canada) Ltd., which we sold in October 2001. The results of our Hudson Products Corporation ("HPC") subsidiary are reported in discontinued operations. We sold our interest in HPC in July 2002. See Note 2 to the condensed consolidated financial statements for further information on discontinued operations. In addition, we have included the results of McDermott Technology, Inc. ("MTI") in Government Operations. MTI was previously included in our Industrial Operations segment.

As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, we no longer consolidate B&W's and its subsidiaries' results of operations in our condensed consolidated financial statements and we have been presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, have led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the three months ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million. This non-cash charge was precipitated by a combination of factors including a change in our expectations regarding our ability to retain our equity in B&W. Subsequent to June 30, 2002, we have reached an agreement in principle with representatives of the present and future asbestos claimants in the Chapter 11 proceedings on several key terms, although a number of significant issues and numerous details remain to be negotiated and resolved. See Note 9 for information regarding recent developments in negotiations relating to the B&W Chapter 11 proceedings.

In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues.

Effective January 1, 2002, based on a review performed by us and our independent consultants, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years to better reflect the service lives of our assets and industry norms. Consistent with this change, we also extended the lives of major upgrades to existing vessels. We continue to depreciate our major marine vessels using the units-of-production method, based on the utilization of each vessel. The change in estimated useful lives improved our operating income by approximately $0.9 million and $1.3 million for the three and six months ended June 30, 2002, respectively.

Due to recent events affecting JRM's operating results, we have reviewed the $313 million carrying value of goodwill associated with JRM as of June 30, 2002 and determined that it is not impaired. Based on our current three-year forecast of JRM's financial performance, a valuation by an independent investment bank has estimated that the fair value of JRM is greater than its book value.

For a summary of our accounting policies that we believe are important to an understanding of our financial statements, please refer to Item 7 included in
Part II of our annual report on Form 10-K for the year ended December 31, 2001. We also consider our policy on accounting for change orders to be significant. The important aspects of this policy are as follows: (1) expenses incurred outside of the scope of a contract which are intended to be included in a change order are recognized as expenses at the time they are incurred; (2) when a customer acknowledges acceptance of a change order, although agreement on the specific price of that change order has not been reached, we recognize revenue on the change order equal to the expenses incurred; and (3) we recognize profit on a change order when the customer has agreed to a final price for the change order in excess of the expenses incurred. In addition, due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," our policy on accounting for goodwill is also considered significant. SFAS No. 142 requires that we no longer amortize goodwill, but instead perform periodic testing for impairment.

See Note 1 to the condensed consolidated financial statements for information on new accounting standards.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 VS. THREE MONTHS ENDED JUNE 30, 2001

Marine Construction Services

Revenues increased 55% to $318.8 million. The increase is a result of new offshore construction contracts primarily for the deepwater market. Also contributing to the increase are two topside fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea.

Although revenues increased, segment operating income (loss), which is before income from investees, declined to a loss of $20.9 million compared with income of $8.4 million in the quarter ended June 30, 2001. The loss in the quarter ended June 30, 2002 is due primarily to charges totaling $33.9 million relating to cost overruns on our EPIC Spar projects, principally the Medusa project. These cost overruns primarily relate to additional costs arising from design delays and changes on this first-of-a-kind project, productivity losses from the start-up of previously dormant fabrication yards and schedule delays resulting from these factors. Also negatively impacting the quarter ended June 30, 2002 were non-reimbursable costs due to weather delays from unseasonably bad weather in the Persian Gulf and the Timor Sea. We have two other EPIC Spar projects in our backlog. One is estimated to be 37% complete while the other is less than 10% complete at June 30, 2002. While the projected-to-completion costs of these two projects have increased, both of these projects are expected to be profitable at completion. During the quarter ended June 30, 2002, we recorded operating income of $2.5 million from the project that is 37% complete while profit recognition has been deferred on the other project. For the quarter ended June 30, 2001, segment operating income included goodwill amortization expense of $4.5 million.

Equity in income from investees decreased to $0.2 million from $1.3 million, primarily due to lower operating results from our Spars joint venture. In addition, we recorded lower equity income from our Mexican joint venture. Losses associated with our U.K. joint venture in the prior period partially offset these decreases.

Government Operations

Revenues increased $8.4 million to $131.1 million, primarily due to higher volumes from management and operating contracts for U.S. Government-owned facilities and the manufacture of nuclear components for certain U.S. Government programs. Lower volumes from commercial nuclear environmental services partially offset these increases.

Segment operating income, which is before income from investees, increased $2.2 million to $9.7 million, primarily due to higher margins from management and operating contracts for U.S. Government-owned facilities and commercial work. Costs associated with the termination of our information technology arrangement with AT&T Solutions in the quarter ended June 30, 2001 and lower variable stock-based compensation expense in the quarter ended June 30, 2002 also contributed to the improved results. However, we experienced lower margins from nuclear component manufacturing for certain U.S. Government programs due to higher facility management oversight costs. In addition, we increased spending on fuel cell research and development.

Equity in income from investees decreased $1.0 million to $5.1 million, primarily due to higher general and administrative expenses in the quarter ended June 30, 2002. Higher operating results from our joint ventures partially offset these costs.

Power Generation Systems

Revenues increased $2.8 million to $15.8 million, primarily due to higher volumes from the fabrication of utility and industrial boilers. Lower volumes from after-market service activities partially offset these increases.

Segment operating loss decreased $0.7 million to $0.5 million, primarily due to lower general and administrative expenses.

Equity in income from investees decreased $3.3 million to a loss of $2.8 million, primarily due to a $3.3 million non-cash charge related to the impairment of our investment in a foreign joint venture located in India.

Corporate

Corporate expenses decreased $3.2 million to $3.3 million, primarily due to lower legal and professional service expenses related to the B&W Chapter 11 proceedings and lower corporate departmental expenses. Also, the performance of our captive insurance subsidiaries improved for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. However, we recognized expense from our overfunded pension plans in the current quarter compared to income from those plans in the quarter ended June 30, 2001.

Other Income Statement Items

Interest income decreased $2.9 million to $1.9 million, primarily due to a decrease in investments and prevailing interest rates.

Interest expense decreased $7.3 million to $2.4 million, primarily due to reduced debt obligations and prevailing interest rates.

Other-net declined $0.9 million from income of $0.6 million to expense of $0.3 million, primarily due to increases in foreign currency transaction losses.

For the quarter ended June 30, 2002, the write-off of our investment in B&W and other related assets with little associated tax benefit contributed to an effective tax benefit of approximately 1.4% on our pre-tax loss. The provision for income taxes for the three months ended June 30, 2001 reflects nondeductible amortization of goodwill of $4.9 million, of which $4.5 million was attributable to the premium we paid on the acquisition of the minority interest in JRM in June 1999. Income taxes in the three months ended June 30, 2001 included a tax benefit of $1.4 million primarily related to favorable tax settlements in foreign jurisdictions. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 VS. SIX MONTHS ENDED JUNE 30, 2001

Marine Construction Services

Revenues increased 72% to $583.0 million. The increase is a result of new offshore construction contracts primarily for the deepwater market. Revenues for the six months ended June 30, 2002 include revenues from our three EPIC Spar projects and two topside fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea.

Although revenues increased, segment operating loss, which is before income from investees, increased to a loss of $31.2 million, primarily as a result of cost overruns on our first EPIC Spar project, Medusa. We have two other EPIC Spar projects in our backlog, which we estimate to be 37% and less than 10% complete at June 30, 2002. During the six months ended June 30, 2002, we recorded operating income of $4.8 million from the project that is 37% complete while profit recognition has been deferred on the other project. For the six months ended June 30, 2001, segment operating loss included goodwill amortization expense of $9.0 million.

Government Operations

Revenues increased $4.8 million to $252.9 million, primarily due to higher volumes from other government operations, management and operating contracts for U.S. Government-owned facilities and commercial work. Lower volumes from commercial nuclear environmental services partially offset these increases.

Segment operating income, which is before income from investees, increased $3.2 million to $21.6 million, primarily due to higher volumes and margins from other government operations and commercial work and higher margins from management and operating contracts for U.S. Government-owned facilities. These improvements reflect the effects of a buyout of a lease at our Mount Vernon facility in the six months ended June 30, 2002 and the recognition of certain contract reserves in the quarter ended March 31, 2001. In addition, we received an insurance settlement relating to environmental restoration costs. However, we experienced lower margins from nuclear component manufacturing for certain U.S. Government programs due to higher facility management oversight costs. In addition, we increased spending on fuel cell research and development.

Power Generation Systems

Revenues increased $7.6 million to $29.0 million, primarily due to higher volumes from the fabrication of utility and industrial boilers.

Segment operating loss decreased $0.7 million to $1.1 million, primarily due to lower general and administrative expenses.

Equity in income of investees decreased $3.5 million to a loss of $2.8 million, primarily due to a $3.3 million non-cash charge related to the impairment of our investment in a foreign joint venture located in India.

Corporate

Corporate expenses increased $5.8 million to $14.0 million, primarily due to the recognition of expense from our overfunded pension plans in the current period compared to income from those plans in the six-month period ended June 30, 2001. Lower legal and professional service expenses related to the B&W Chapter 11 proceedings and lower corporate departmental expenses partially offset these increases. In addition, the performance of our captive insurance subsidiaries improved for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Other Income Statement Items

Interest income decreased $5.3 million to $5.3 million, primarily due to a decrease in investments and prevailing interest rates.

Interest expense decreased $10.2 million to $9.5 million, primarily due to changes in debt obligations and prevailing interest rates.

Other-net improved $3.0 million from expense of $1.6 million to income of $1.4 million, primarily due to gains on sales of investment securities in the current period compared to losses on sales of investment securities in the six-month period ended June 31, 2001.

For the six months ended June 30, 2002, the write-off of our investment in B&W and other related assets with little associated tax benefit contributed to an effective tax benefit of approximately 2.3% on our pre-tax loss. The provision for income taxes for the six months ended June 30, 2001 reflects nondeductible amortization of goodwill of $9.9 million, $9.0 million of which was attributable to the premium we paid on the acquisition of the minority interest in JRM in June 1999. Income taxes for the six months ended June 30, 2001, also include tax benefits primarily related to favorable tax settlements in foreign jurisdictions totaling approximately $3.7 million. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

Backlog

                                          6/30/02         12/31/01
                                        -----------     -----------
                                                 (Unaudited)
                                               (In thousands)
Marine Construction Services            $ 2,078,711     $ 1,800,491
Government Operations                     1,020,791       1,025,400
Power Generation Systems                     41,324          49,970
                                        -----------     -----------
   TOTAL BACKLOG                        $ 3,140,826     $ 2,875,861
                                        ===========     ===========


Backlog for the Marine Construction Services segment increased primarily because of awards of new offshore construction projects in the Gulf of Mexico, Southeast Asia and the Middle East. At June 30, 2002, the Marine Construction Services backlog includes $456 million related to uncompleted work on our three EPIC Spar projects.

At June 30, 2002, Government Operations' backlog with the U. S. Government was $947.4 million (of which $24.6 million had not been funded).

Liquidity and Capital Resources

During the six months ended June 30, 2002, our cash and cash equivalents decreased $98.1 million to $98.8 million, and our total debt decreased $204.4 million to $105.5 million, primarily due to payments of long-term debt of $208.4 million. During this period, we received cash of $997.7 million from sales and maturities of investments. We used cash of $841.4 million for the purchase of investments, $26.4 million for additions to property, plant and equipment and $20.8 million for operating activities.

At June 30, 2002 and December 31, 2001, we had available various uncommitted short-term lines of credit from banks totaling $9.2 million and $8.9 million, respectively. We had no borrowings against these lines at June 30, 2002 or December 31, 2001.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W had no borrowings outstanding under this facility at June 30, 2002 or December 31, 2001. Letters of credit outstanding under the DIP Credit Facility at June 30, 2002 totaled approximately $113 million. This facility is scheduled to expire in February 2003. We plan to renegotiate this facility and expect to be successful. See Note 9 to the condensed consolidated financial statements for further information on the DIP Credit Facility.

At June 30, 2002, MII was a maker or guarantor on $9.9 million of letters of credit issued in connection with B&W operations prior to its Chapter 11 filing. In addition, MII, MI and BWICO have agreed to indemnify B&W for any customer draw on $59.7 million in letters of credit which have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W's Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, MII, MI and BWICO do not currently have sufficient cash or other liquid resources available, either individually or combined, to satisfy their maker, guarantor or indemnity obligations to letter of credit issuers of B&W should customer draws occur on a significant amount of these letters of credit.

On the day before B&W's Chapter 11 filing, February 21, 2000, we also entered into other financing arrangements providing financing to the balance of our operations. This financing, as amended through the date of this report, consists of a $100 million credit facility for MII and BWXT (the "MII Credit Facility") and a $200 million credit facility for JRM and its subsidiaries (the "JRM Credit Facility"). Each facility is with a group of lenders, for which Citibank, N.A. is acting as the administrative agent. These facilities are scheduled to expire in February 2003. We plan to refinance or extend these facilities. However, our current credit rating has impacted our access to and cost of capital. In addition, due to current market conditions within the energy industry, our available financing alternatives may be limited. Further, our ability to obtain a successful and timely resolution to the B&W Chapter 11 proceeding could also impact our ability to obtain additional financing. If we are unable to refinance or extend these credit facilities, this will impact our ability to pursue additional projects at JRM, which require letters of credit, as well as our liquidity.

The MII Credit Facility serves as a revolving credit and letter of credit facility. Borrowings under this facility may be used for working capital and general corporate purposes. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $100 million. This facility is secured by a collateral account funded with various U.S. government securities with a minimum marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings outstanding. We had no borrowings against this facility at June 30, 2002 or December 31, 2001. Letters of credit outstanding at June 30, 2002 were approximately $56.1 million.

The JRM Credit Facility consists of two tranches. One is a revolving credit facility that provides for up to $100 million for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200 million of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200 million. The facility is subject to certain financial and non-financial covenants. We had no borrowings against this facility at June 30, 2002 or December 31, 2001. Letters of credit outstanding under the JRM Credit Facility at June 30, 2002 totaled approximately $94.7 million.

At June 30, 2002, we had total cash, cash equivalents and investments of $273.1 million. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of our investments at June 30, 2002 was $174.3 million. As of June 30, 2002, we had pledged approximately $46 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements. In addition, as of June 30, 2002, we had pledged investment portfolio assets having a fair market value of approximately $106 million to secure our obligations under the MII Credit Facility. At June 30, 2002, our liquidity position was as follows (in millions):

            Cash and cash equivalents                    $     99
            Investments in debt securities                    174
                                                         --------
                                                              273
            Less: Pledged securities                         (152)
                  Captive insurer requirements                (53)
                  JRM cash in escrow                          (10)
                  Restricted foreign cash                      (8)
                                                         --------
            Total free cash available                          50
            Amount available:  JRM Credit Facility            100
                               MII Credit Facility             44
                                                         --------
            Total available liquidity                    $    194
                                                         ========


During the six months ended June 30, 2002, MI repurchased or repaid the remaining $208.8 million in aggregate principal amount of its 9.375% Notes due March 15, 2002 for aggregate payments of $208.3 million, resulting in an extraordinary net after-tax gain of $0.3 million. In order to repay the remaining notes, MI exercised its right pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). Under this agreement, MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock held by MI since prior to the 1982 reorganization transaction under which MII became the parent of MI. MI received approximately $243 million from the exercise of the Intercompany Agreement. MII funded that payment by (1) receiving dividends of $80 million from JRM and $20 million from one of our captive insurance companies and (2) reducing its short-term investments and cash and cash equivalents. The proceeds paid to MI were subject to U.S. federal, state and other applicable taxes, and we recorded a tax provision totaling approximately $85.4 million at December 31, 2001. Through June 30, 2002, we have paid approximately half of this amount in estimated tax payments. Payment of the remaining amount during the next six months will continue to put a strain on our liquidity.

We anticipate continuing to incur negative cash flows in 2002. We expect to meet capital expenditure, working capital and debt maturity requirements from cash and cash equivalents and short-term borrowings. We also expect MI to continue to experience negative cash flows in 2002, primarily due to payments of taxes resulting from the exercise of MI's rights under the Intercompany Agreement. MI expects to meet its cash needs through short-term borrowings by BWXT on the MII Credit Facility, the cash flow of BWXT, obtaining a loan from MII, a capital contribution from MII or some combination of those sources. While we expect MI's cash flow to improve in 2003, MI's lack of liquidity poses substantial risk to us and to the holders of its outstanding debt securities in the short term. In addition, we expect JRM to experience negative cash flows primarily due to working capital requirements during 2002. JRM expects to meet its cash needs through its cash and cash equivalents and short-term borrowings.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At June 30, 2002, substantially all the net assets of MI were subject to those restrictions. In addition, MI and its subsidiaries are unable to incur additional long-term debt obligations under one of MI's public debt indentures, other than in connection with certain extension, renewal or refunding transactions. At June 30, 2002, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $71 million.

As of June 30, 2002, MII guaranteed previously issued surety bonds of $137.8 million, $124.6 million of which were issued in connection with business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bonds.

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

As discussed in Note 9 to the condensed consolidated financial statements, we are continuing our discussions with the ACC and FCR concerning a potential settlement. As a result of those discussions, we have reached an agreement in principle with representatives of the ACC and FCR on several key terms; however, a number of significant issues and numerous details remain to be negotiated and resolved. The parties are currently working to address some of the remaining unresolved issues and details in a memorandum of understanding. Should the remaining issues and details not be negotiated and resolved to the mutual satisfaction of the parties, the parties may be unable to resolve the B&W Chapter 11 proceedings through settlement. Additionally, any settlement will be subject to various conditions, including the requisite approval of the asbestos claimants, the Bankruptcy Court confirmation of a plan of reorganization reflecting the settlement and the approval by MII's stockholders. Among the key terms that serve as a basis for further discussions are the following:

     o MII would assign all its equity in B&W to one or more trusts to be created for the benefit of all the asbestos claimants and certain other claimants.

     o MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trusts.

     o MII would issue 4.75 million shares of restricted common stock to the trusts. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trusts would also be subject to an MII right of first refusal. If any of the shares issued to the trusts are still held by the trusts after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock.

     o MII or one of its domestic subsidiaries would issue $85 million aggregate principal amount of promissory notes to the trusts. The notes would be unsecured obligations and would provide for payments of principal of $8.5 million per year to be payable over 10 years, with interest payable on the outstanding balance at the rate of 7.5% per year.

     o MII and all its past and present directors, officers and affiliates, including its captive insurers, would receive the full benefit of
          Section 524(g) of the Bankruptcy Code with respect to personal injury asbestos-related claims and certain other claims and would be released and protected from all pending and future asbestos-related claims stemming from B&W's operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including but not limited to claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

     o The settlement would be conditioned on the approval by MII's stockholders of the terms of the settlement outlined above.

As the settlement discussions remain in their early stages, we expect that some of the court proceedings in or relating to the B&W Chapter 11 case will continue and that the parties will continue to maintain their previously asserted positions. The process of finalizing and implementing the settlement could take up to a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

Due to the preliminary nature of the agreement in principle and the various requirements on which a settlement would be conditioned, including Bankruptcy Court approval and the approval of MII's stockholders, the agreement in principle will have no immediate impact on our earnings. When a final settlement becomes probable, we estimate that we would record an after-tax charge against earnings of between $100 million to $130 million, reflecting the present value of our contributions and contemplated payments to the trusts as outlined above. That charge would be in addition to the $220.9 million after-tax charge we recorded in the quarter ended June 30, 2002 to write off our investment in B&W and other related assets.

Despite our recent progress in our settlement discussions, there are continuing risks and uncertainties that will remain with us until the requisite approvals are obtained and the final settlement is reflected in a plan of reorganization that is confirmed by the Bankruptcy Court pursuant to a final non-appealable order of confirmation.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation see Note 5 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item. In addition, see Note 9 to the condensed consolidated financial statements included in this report regarding B&W's potential liability for non-employee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and several of its subsidiaries on February 22, 2000, which we incorporate by reference into this Item.

Item 4.  Submission of Matters to a Vote of Security Holders
At our annual meeting of stockholders held on May 1, 2002, we submitted the following matters to our stockholders, with voting as follows:

         (a) The election of three directors:

             Class II - For a three-year term

                 Nominee                    Votes For             Votes Withheld
                 -------                    ---------             --------------
         Joe B. Foster                     55,766,739                1,932,004
         John W. Johnstone, Jr.            55,829,615                1,869,128
         Richard E. Woolbert               55,644,261                2,054,482

         Philip J. Burguieres, Ronald C. Cambre, Bruce DeMars, Robert L. Howard, John N. Turner and Bruce W. Wilkinson also continued as directors immediately after the meeting. On May 2, 2002, Mr. Turner resigned from our Board of Directors.

         (b) A proposal to approve our 2001 Directors and Officers Long-Term Incentive Plan:

                  Votes For                 Votes Against         Abstentions
                  ---------                 -------------         -----------
                  51,386,882                   4,471,917           1,839,944

         (c) A proposal to approve the continuation of our existing Stockholder Rights Agreement:

                  Votes For                 Votes Against         Broker Non-Votes           Abstentions
                  ---------                 -------------         ----------------           -----------
                 26,888,108                   17,283,505             11,787,662               1,739,468

         (d) A proposal to retain PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2002:

                  Votes For                 Votes Against         Abstentions
                  ---------                 -------------         -----------
                 56,302,284                  1,149,690              246,769

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibit 3.1*- McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

              Exhibit 3.2* - Amended and Restated By-Laws of McDermott International, Inc. (incorporated by reference herein to Exhibit 3.2 to McDermott International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-08430)).

          Exhibit 3.3*- Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

     (b)  Reports on Form 8-K

          On June 26, 2002, we filed a report on Form 8-K dated June 25, 2002. Our report included Item 5 - Other Events.

          On July 23, 2002, we filed a report on Form 8-K dated July 22, 2002. Our report included Item 5 - Other Events.

----------

*Incorporated by reference to the filing indicated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          McDERMOTT INTERNATIONAL, INC.



                                          /s/ Francis S. Kalman
                                          --------------------------------------
                                    By:   Francis S. Kalman
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer and Duly
                                          Authorized Representative)

August 8, 2002

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

   3.1* McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

   3.2*           Amended and Restated By-Laws of McDermott International, Inc.
                  (incorporated by reference herein to Exhibit 3.2 to McDermott
                  International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-08430)).

   3.3*           Amended and Restated Certificate of Designation of Series D
                  Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.'s
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 2001 (File No. 1-08430)).

----------

*Incorporated by reference to the filing indicated.