Form 10-Q
period 2002-09-30
MCDERMOTT INTERNATIONAL INC
filed 2002-11-15
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2002

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

                  Yes [X]                         No [  ]

The number of shares outstanding of the registrant's Common Stock at October 28, 2002 was 63,764,371.

                          McDERMOTT INTERNATIONAL, INC.

                               INDEX - FORM 10-Q


                                                                                         PAGE
                                                                                         ----

PART I - FINANCIAL INFORMATION

     Item 1 -   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001                                        4

         Condensed Consolidated Statements of Income (Loss)
           Three and Nine Months Ended September 30, 2002 and 2001                         6

         Condensed Consolidated Statements of Comprehensive Income (Loss)
           Three and Nine Months Ended September 30, 2002 and 2001                         7

         Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2002 and 2001                                   8

         Notes to Condensed Consolidated Financial Statements                             10

     Item 2 -   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                             35

     Item 3 -   Quantitative and Qualitative Disclosures about Market Risk                51

     Item 4 -   Controls and Procedures                                                   51

PART II - OTHER INFORMATION

     Item 1 -   Legal Proceedings                                                         51

     Item 6 -   Exhibits and Reports on Form 8-K                                          51


SIGNATURES                                                                                53

CERTIFICATIONS                                                                            54

                                     PART I
                          MCDERMOTT INTERNATIONAL, INC.


                              FINANCIAL INFORMATION



Item 1. Condensed Consolidated Financial Statements

                          McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                    September 30,            December 31,
                                                                         2002                    2001
                                                                    -------------            ------------
                                                                     (Unaudited)
                                                                                (In thousands)

Current Assets:
  Cash and cash equivalents                                           $  113,391               $  196,912
  Investments                                                                 --                  158,000
  Accounts receivable - trade, net                                       183,937                  139,598
  Accounts receivable from The Babcock & Wilcox Company                    3,589                    3,681
  Accounts receivable - unconsolidated affiliates                         45,400                   69,368
  Accounts receivable - other                                             58,486                   34,833
  Contracts in progress                                                  154,855                   97,326
  Inventories                                                              1,405                    1,825
  Deferred income taxes                                                   60,888                   59,370
  Other current assets                                                    24,302                   52,490
                                                                      ----------               ----------

  Total Current Assets                                                   646,253                  813,403
                                                                      ----------               ----------

Property, Plant and Equipment                                          1,262,298                1,218,650
  Less accumulated depreciation                                          888,079                  864,751
                                                                      ----------               ----------

  Net Property, Plant and Equipment                                      374,219                  353,899
                                                                      ----------               ----------

Investments in Debt Securities                                           175,607                  173,003
                                                                      ----------               ----------

Investment in The Babcock & Wilcox Company                                    --                  186,966
                                                                      ----------               ----------

Accounts Receivable from The Babcock & Wilcox Company                         --                   17,489
                                                                      ----------               ----------

Goodwill                                                                  18,157                  330,705
                                                                      ----------               ----------

Prepaid Pension Costs                                                    144,503                  152,510
                                                                      ----------               ----------

Other Assets                                                              65,582                   75,865
                                                                      ----------               ----------

  TOTAL                                                               $1,424,321               $2,103,840
                                                                      ==========               ==========

See accompanying notes to condensed consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       September 30,                 December 31,
                                                                                            2002                         2001
                                                                                            ----                         ----
                                                                                        (Unaudited)
                                                                                                     (In thousands)

Current Liabilities:
  Notes payable and current maturities of long-term debt                                  $    10,656                $   209,506
  Accounts payable                                                                            149,589                    118,811
  Accounts and notes payable to The Babcock & Wilcox Company                                   31,374                     34,098
  Accrued employee benefits                                                                    65,147                     91,596
  Accrued contract costs                                                                       62,349                     26,367
  Advance billings on contracts                                                               289,646                    170,329
  U.S. and foreign income taxes payable                                                        30,967                    123,985
  Other current liabilities                                                                   191,523                    203,695
                                                                                          -----------                -----------

    Total Current Liabilities                                                                 831,251                    978,387
                                                                                          -----------                -----------

Long-Term Debt                                                                                 94,555                    100,393
                                                                                          -----------                -----------

Accumulated Postretirement Benefit Obligation                                                  26,488                     23,536
                                                                                          -----------                -----------

Environmental Liabilities                                                                      11,646                     15,083
                                                                                          -----------                -----------

Self-Insurance                                                                                 69,871                     67,878
                                                                                          -----------                -----------

Other Liabilities                                                                             175,607                    148,453
                                                                                          -----------                -----------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $1.00 per share, authorized 150,000,000 shares;
    issued 65,753,061 at September 30, 2002 and 63,733,257 at December 31, 2001                65,753                     63,733
  Capital in excess of par value                                                            1,089,844                  1,077,148
  Accumulated deficit                                                                        (842,789)                  (250,924)
  Treasury stock at cost, 2,061,407 shares at September 30, 2002 and 2,005,792
    at December 31, 2001                                                                      (62,792)                   (62,736)
  Accumulated other comprehensive loss                                                        (35,113)                   (57,111)
                                                                                          -----------                -----------

    Total Stockholders' Equity                                                                214,903                    770,110
                                                                                          -----------                -----------

    TOTAL                                                                                 $ 1,424,321                $ 2,103,840
                                                                                          ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                     September 30,
                                                                2002            2001             2002             2001
                                                                ----            ----             ----             ----
                                                                                      (Unaudited)
                                                                       (In thousands, except per share amounts)

Revenues                                                    $   435,632      $   572,631      $ 1,300,533      $ 1,460,971
                                                            -----------      -----------      -----------      -----------

Costs and Expenses:
  Cost of operations                                            454,513          502,926        1,263,120        1,282,440
  Impairment of JRM goodwill                                    313,008               --          313,008               --
  Loss on write-off of investment in
    The Babcock & Wilcox Company                                     --               --          224,664               --
  Selling, general and administrative expenses                   37,743           48,661          118,827          145,263
                                                            -----------      -----------      -----------      -----------
                                                                805,264          551,587        1,919,619        1,427,703
                                                            -----------      -----------      -----------      -----------

Equity in income of investees                                     4,469           11,247           14,421           24,039
                                                            -----------      -----------      -----------      -----------

Operating Income (Loss)                                        (365,163)          32,291         (604,665)          57,307
                                                            -----------      -----------      -----------      -----------
Other Income (Expense):
  Interest income                                                 1,541            5,056            6,880           15,687
  Interest expense                                               (2,984)         (11,871)         (12,517)         (31,652)
  Other-net                                                      (2,156)             644             (768)          (1,004)
                                                            -----------      -----------      -----------      -----------
  Total Other Expense                                            (3,599)          (6,171)          (6,405)         (16,969)
                                                            -----------      -----------      -----------      -----------
Income (Loss) from Continuing Operations
  before Provision for (Benefit from) Income
  Taxes and Extraordinary Item                                 (368,762)          26,120         (611,070)          40,338

Provision for (Benefit from) Income Taxes                        (3,819)           7,704           (9,395)          19,834
                                                            -----------      -----------      -----------      -----------

Income (Loss) from Continuing Operations
  before Extraordinary Item                                    (364,943)          18,416         (601,675)          20,504

Income from Discontinued Operations                               7,887              929            9,469            2,366
                                                            -----------      -----------      -----------      -----------

Income (Loss) before Extraordinary Item                        (357,056)          19,345         (592,206)          22,870

Extraordinary Gain on Debt Extinguishment                            --               --              341               --
                                                            -----------      -----------      -----------      -----------

Net Income (Loss)                                           $  (357,056)     $    19,345      $  (591,865)     $    22,870
                                                            ===========      ===========      ===========      ===========

Earnings (Loss) per Common Share:
  Basic
    Income (Loss) from Continuing Operations
        before Extraordinary Item                           $     (5.88)     $      0.30      $     (9.77)     $      0.34
    Net Income (Loss)                                       $     (5.76)     $      0.32      $     (9.61)     $      0.38
  Diluted
    Income (Loss) from Continuing Operations
        before Extraordinary Item                           $     (5.88)     $      0.29      $     (9.77)     $      0.33
    Net Income (Loss)                                       $     (5.76)     $      0.31      $     (9.61)     $      0.37
                                                            ===========      ===========      ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                         Three Months Ended              Nine Months Ended
                                                                            September 30,                  September 30,
                                                                        2002            2001            2002            2001
                                                                     ----------      ----------      ----------      ----------
                                                                                             (Unaudited)
                                                                                           (In thousands)

Net Income (Loss)                                                    $ (357,056)     $   19,345      $ (591,865)     $   22,870
                                                                     ----------      ----------      ----------      ----------

Other Comprehensive Income (Loss):
  Currency translation adjustments:
    Foreign currency translation adjustments                                350          (2,005)            877          (3,035)
    Reclassification adjustment for impairments
      of investments                                                         --              --          18,435              --
  Unrealized gains (losses) on derivative financial instruments:
    Unrealized gains (losses) on derivative financial
      instruments                                                          (582)         (1,355)          3,342          (2,289)
    Reclassification adjustment for (gains) losses included
      in net income                                                         119             113            (230)            113
  Unrealized gains on investments:
    Unrealized gains arising during the period,
      net of taxes (benefits) of $30,000 in the nine
      months ended September 30, 2001                                       458           3,380             489           8,853
    Reclassification adjustment for gains included
      in net income, net of tax benefits of $162,000
      in the nine months ended September 30, 2001                            --          (3,351)           (915)         (2,239)
                                                                     ----------      ----------      ----------      ----------

Other Comprehensive Income (Loss)                                           345          (3,218)         21,998           1,403
                                                                     ----------      ----------      ----------      ----------

Comprehensive Income (Loss)                                          $ (356,711)     $   16,127      $ (569,867)     $   24,273
                                                                     ==========      ==========      ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                       2002                   2001
                                                                                    ------------          ------------
                                                                                                (Unaudited)
                                                                                               (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                   $   (591,865)         $     22,870
                                                                                    ------------          ------------
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                                           30,361                48,069
  Income or loss of investees, less dividends                                             (1,503)               (3,668)
  Gain on asset disposals and impairments - net                                             (213)               (1,468)
  Provision for deferred taxes                                                            18,908                 8,792
  Impairment of JRM goodwill                                                             313,008                    --
  Loss on write-off of investment in The Babcock & Wilcox Company                        224,664                    --
  Gain on sale of Hudson Products Corporation                                            (15,044)                   --
  Extraordinary gain                                                                        (341)                   --
  Other                                                                                   10,045                 4,945
  Changes in assets and liabilities, net of effects of acquisitions and divestitures:
    Accounts receivable                                                                  (44,187)              (58,090)
    Net contracts in progress and advance billings                                        62,839                37,943
    Accounts payable                                                                      26,564                13,982
    Accrued and other current liabilities                                                 28,541                12,887
    Products and environmental liabilities                                                   814                 2,442
    Income taxes                                                                         (94,540)                1,936
    Other, net                                                                             3,752               (26,051)
                                                                                    ------------          ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                                                    (28,197)               64,589
                                                                                    ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                               (42,158)              (27,644)
Purchases of available-for-sale securities                                            (1,087,131)             (929,393)
Sales of available-for-sale securities                                                   784,494               815,690
Maturities of available-for-sale securities                                              458,301               147,801
Proceeds from asset disposals                                                             38,621                 3,002
Other                                                                                         --                  (645)
                                                                                    ------------          ------------


NET CASH PROVIDED BY INVESTING ACTIVITIES                                                152,127                 8,811
                                                                                    ------------          ------------

                                                                       CONTINUED


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                       2002                   2001
                                                                                    ------------          ------------
                                                                                                (Unaudited)
                                                                                               (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                                           $   (208,416)         $       (239)
Decrease in short-term borrowing                                                             (26)              (66,286)
Issuance of common stock                                                                   1,342                    65
Other                                                                                       (400)                  (90)
                                                                                    ------------          ------------

NET CASH USED IN FINANCING ACTIVITIES                                                   (207,500)              (66,550)
                                                                                    ------------          ------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                      49                  (827)
                                                                                    ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (83,521)                6,023

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         196,912                84,620
                                                                                    ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    113,391          $     90,643
                                                                                    ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest (net of amount capitalized)                                              $     16,817          $     33,249
  Income taxes - net                                                                $     90,337          $      7,014
                                                                                    ============          ============

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three- and nine-month periods ended September 30, 2002.

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

          o Babcock & Wilcox Investment Company ("BWICO"), a Delaware subsidiary of MI;

          o BWX Technologies, Inc. ("BWXT"), a Delaware subsidiary of BWICO, and its consolidated subsidiaries; and

          o The Babcock & Wilcox Company ("B&W"), an unconsolidated Delaware subsidiary of BWICO.

Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and related footnotes included in MII's annual report on Form 10-K for the year ended December 31, 2001.

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

Due to the bankruptcy filing, beginning on February 22, 2000, we no longer consolidate the results of operations of B&W and its subsidiaries in our condensed consolidated financial statements and we have been presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, has led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million. See Note 9 for information regarding developments in negotiations relating to the B&W Chapter 11 proceedings.

Effective January 1, 2002, based on a review performed by us and our independent consultants, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years to better reflect the service lives of our assets and industry norms. Consistent with this change, we also extended the lives of major upgrades to existing vessels. We continue to depreciate our major marine vessels using the units-of-production method, based on the utilization of each vessel. The change in estimated useful lives reduced our operating loss by approximately $1.5 million and $2.8 million for the three and nine months ended September 30, 2002, respectively.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that we no longer amortize goodwill, but instead perform periodic testing for impairment. We have completed our transitional goodwill impairment test and will not incur a transitional goodwill impairment charge as of January 1, 2002. However, due to the deterioration in JRM's financial performance during the three months ended September 30, 2002 and our revised expectations concerning JRM's future earnings and cash flow, we are testing the goodwill of the Marine Construction Services segment for impairment. See Note 8 for disclosure concerning the goodwill impairment charge and our reconciliation of reported net income to adjusted net income, which excludes goodwill amortization expense for all periods presented.

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

NOTE 2 -- DISCONTINUED OPERATIONS

On July 10, 2002, we completed the sale of one of our subsidiaries, Hudson Products Corporation ("HPC"), a component of our Industrial Operations segment. The sale price of $40 million consisted of $38 million in cash and a $2 million subordinated promissory note. In the three and nine months ended September 30, 2002, we recorded a gain on the sale of HPC of $9.4 million, net of a provision for income taxes of $5.7 million. We have reported the gain on sale and results of operations for HPC in discontinued operations, and HPC is classified at December 31, 2001 as an asset held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002. The sale price was subject to a $0.5 million post-closing adjustment, which we finalized and paid to the purchaser in October 2002. We have restated our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2001 for consistency to reflect the current year treatment of HPC as a discontinued operation. Condensed financial information for our operations reported in discontinued operations follows:

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                        2002              2001             2002             2001
                                                      --------          --------         --------         --------
                                                                             (In thousands)

         Revenues                                     $  1,489          $ 18,538         $ 31,534         $ 58,747
         Income (Loss) before Provision
             for Income Taxes                         $ (2,119)         $  1,430         $    164         $  3,595

At December 31, 2001, we have reported HPC's assets totaling $31.4 million in other current assets and HPC's liabilities totaling $8.9 million in other current liabilities in our condensed consolidated balance sheet.

NOTE 3 - INVENTORIES

Inventories are as follows:

                                          September 30,   December 31,
                                              2002            2001
                                              ----            ----
                                                 (In thousands)

          Raw Materials and Supplies         $ 1,217         $ 1,733
          Work in Progress                       188              92
          Finished Goods                          --              --
                                             -------         -------
          Total Inventories                  $ 1,405         $ 1,825
                                             =======         =======


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

                                                          September 30,      December 31,
                                                              2002               2001
                                                              ----               ----
                                                                   (In thousands)

          Currency Translation Adjustments                 $ (31,090)         $ (50,402)
          Net Unrealized Gain on Investments                     875              1,301
          Net Unrealized Gain (Loss) on Derivative
            Financial Instruments                                872             (2,240)
          Minimum Pension Liability                           (5,770)            (5,770)
                                                           ---------          ---------
          Accumulated Other Comprehensive Loss             $ (35,113)         $ (57,111)
                                                           =========          =========

NOTE 5 - INVESTIGATIONS AND LITIGATION

On March 12, 2001, the plaintiffs' motion for rehearing en banc was denied by the U.S. Court of Appeals for the Fifth Circuit in the December 1998 lawsuit filed by Den norske stats oljeselskap a.s. and several related entities against MII, JRM and others arising from alleged anticompetitive activities. The plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court. On February 20, 2002, the U.S. Supreme Court denied the petition for certiorari. The plaintiffs filed a motion for rehearing by the U.S. Supreme Court. On April 15, 2002, the U.S. Supreme Court denied the motion for rehearing. During the nine months ended September 30, 2002, Heerema and MII executed agreements to settle the heavy lift antitrust claims against Heerema and MII with British Gas, Phillips, Exxon, BP, Total Fina Elf, El Paso Group Companies and

Burlington Resources, and the Court has entered an order of dismissal relating to each of these plaintiffs except for Burlington Resources. We expect the order of dismissal relating to the settlement with Burlington Resources will be entered shortly. Because we previously accrued amounts adequate to cover these claims, no additional provision was recorded in the nine months ended September 30, 2002. The remaining claims are proceeding before the Court.

On December 15, 2000, a number of Norwegian oil companies filed lawsuits against MII, Heeremac, Heerema and Saipem S.p.A. for violations of the Norwegian Pricing Act of 1953, in connection with projects in Norway. Plaintiffs include Norwegian affiliates of various of the plaintiffs in the Shell civil case pending in Houston. Most of the projects were performed by Saipem S.p.A. or its affiliates, with some by Heerema/HeereMac and none by JRM. We understand that the conduct alleged by plaintiffs is the same conduct which plaintiffs allege in the U.S. civil cases. The cases were heard by the Conciliation Boards in Norway during the first week of October 2001. The Conciliation Boards referred the cases to the court of first instance for further proceedings. The plaintiffs have one year from the date of referral to proceed with the cases. Several of the plaintiffs who filed cases before the Conciliation Boards have filed writs with the courts of first instance, in order to commence the court proceedings.

In December 1998, a subsidiary of JRM (the "Operator Subsidiary") was in the process of installing the south deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. This lawsuit was filed in the U. S. District Court for the Eastern District of Louisiana against a number of parties, some of which brought third-party claims against the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel that attempted the lift of the deck module (the "Owner Subsidiary"). Both the Owner Subsidiary and the Operator Subsidiary were subsequently tendered as direct defendants to Texaco. In addition to Texaco's claims in the federal court action, damages for the loss of the south deck module have been sought by Texaco's builder risk insurers in claims against the Owner Subsidiary and the other defendants, excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder risk insurers in the federal court proceeding approximate $280 million. Texaco's federal court claims against the Operator Subsidiary were stayed in favor of a pending binding arbitration proceeding between them required by contract, which the Operator Subsidiary initiated to collect $23 million due for work performed under the contract, and in which Texaco also sought the same consequential damages and uninsured losses as it seeks in the federal court action, and also seeks approximately $2 million in other damages not sought in the federal court action. The federal court trial, on the issue of liability only, commenced in October 2001. On March 27, 2002, the Court orally found that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary's highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco's builder risk insurers in addition to the claims of Texaco. The judge has not entered a final judgment on this matter. On May 6, 2002, the Owner Subsidiary filed a notice of appeal of the April 5, 2002 order, which appeal it subsequently withdrew without prejudice for technical reasons. We believe the April 5, 2002 order is unsupported under the applicable law and facts and intend to appeal when timely. The case has recently been transferred to a new district court judge, and a trial date of February 10, 2003 has been set for damages and certain insurance issues. The trial in the binding arbitration proceeding is set to commence on January 13, 2003. Although the Owner Subsidiary is not a party to the arbitration, we believe that the claims against the Owner Subsidiary, like those against the Operator Subsidiary, are governed by the contractual provisions which waive the recovery of consequential damages against the Operator Subsidiary and its affiliates. We plan to vigorously pursue the arbitration proceeding and any appeals process in the federal court action, and we do not believe that a material loss with respect to these matters is likely. In addition, we believe our insurance will provide coverage for the builder risk and consequential damage claims in the event of liability. However, the ultimate outcome of the proceedings and any challenge by our insurers to coverage is uncertain, and an adverse ruling in either the arbitration or court proceeding or any potential proceeding with respect to insurance coverage for any losses, or any bonding requirements applicable to any appeal from an adverse ruling, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

In early April 2001, a group of insurers (the "Plaintiff Insurers") who have previously provided insurance to B&W under our excess liability policies filed
(1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. They also allege that

MII and B&W have wrongfully attempted to expand the underwriters' obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in terminating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers, which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W's rights and the obligations of the Plaintiff Insurers and other insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the District Court seeking dismissal of the Plaintiff Insurers' claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued January 4, 2002, the District Court granted MII's and B&W's motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers' claims lacked a factual or legal basis. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. We believe this ruling reflects the extent of the underwriter's contractual obligations and underscores that this coverage is available to settle B&W's asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were B&W's counterclaims against the Plaintiff Insurers and against other insurers. The parties agreed to dismiss without prejudice those of B&W's counterclaims seeking a declaratory judgment regarding the parties' respective rights and obligations under the settlement agreement. B&W's counterclaim seeking a money judgment for approximately $6.5 million due and owing by insurers under the settlement agreement remains pending. A trial of this counterclaim is scheduled for November 25, 2002. The parties have reached a preliminary agreement in principle to settle B&W's counterclaim for in excess of the claimed amounts, and approximately $4 million has been received to date from the insurers, subject to reimbursement in the event a final settlement agreement is not reached. Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. At this point, the Plaintiff Insurers have not indicated whether they intend to pursue an appeal.

On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, "Travelers") filed an adversary proceeding against B&W and related entities in the

U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called "non-products" asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court, and the Asbestos Claimants Committee ("ACC") and the Future Claimants Representative ("FCR") have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers' complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos "non-products" liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers' duties and obligations with respect to coverage for B&W's asbestos liabilities. The Court has bifurcated the case into two phases, with Phase I addressing the issue of whether previous agreements between the parties serve to release Travelers from any coverage responsibility for asbestos "non-products" claims. On August 14, 2002, the Court granted B&W's and MII's motion for leave to file an amended answer and counterclaims, adding additional counterclaims against Travelers. Discovery was completed in September 2002 and the parties have filed cross-motions for summary judgment, which are set to be heard on December 19, 2002. No trial date has been scheduled. This insurance, if available, would be in addition to the amounts already included in B&W's financial statements as of September 30, 2002.

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

On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and FCR that we believe are resolved by the February 8, 2002 ruling. On March 20, 2002, at a hearing in the Bankruptcy Court, the judge granted this motion and dismissed all claims asserted in complaints filed by the ACC and the FCR regarding the 1998 transfer of certain assets from B&W to its parent, which ruling was memorialized in an Order and Judgment dated April 17, 2002 that dismissed the proceeding with prejudice. On April 26, 2002, the ACC and FCR filed a notice of appeal of the April 17, 2002 Order and Judgment and on June 20, 2002 filed their appeal brief. On July 22, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed their brief in opposition. The ACC and FCR have not yet filed their reply brief pending discussions regarding settlement and the potential filing of a consensual joint plan of reorganization. In addition, an injunction preventing asbestos suits from being brought against non-filing affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 extends through January 14, 2003. See Note 9 for information regarding B&W's potential liability for non-employee asbestos claims and additional information concerning the B&W Chapter 11 proceedings.

On July 12, 2002, AE Energietechnic GmbH ("Austrian Energy") applied for the appointment of a receiver in the Bankruptcy Court of Graz, Austria. Austrian Energy is a subsidiary of Babcock-Borsig AG which filed for bankruptcy on July 4, 2002 in Germany. One of our subsidiaries, Babcock and Wilcox Volund ApS ("Volund"), is jointly and severally liable with Austrian Energy pursuant to both their consortium agreement as well as their contract with the ultimate customer, SK Energi, for construction of a biomass boiler facility in Denmark. As a result of performance delays attributable to Austrian Energy and other factors, SK Energi has asserted claims for damages associated with the failure to complete the construction and commissioning of the facility on schedule. On August 30, 2002, Volund filed a claim against Austrian Energy in the Austrian Bankruptcy Court to establish Austrian Energy's liability for SK Energi's claims. On October 8, 2002, Austrian Energy notified Volund that it had terminated its consortium agreement with Volund in accordance with the Austrian bankruptcy laws. Volund is pursuing its claim in the Austrian Bankruptcy Court as well as other potential remedies available under Danish contract law. Assuming no recovery from Austrian Energy, the cost to Volund is currently estimated at $2.5 million, which we accrued during the three months ended September 30, 2002. See Note 12 for information concerning the sale of Volund to B&W.

In February 2002, one of our subsidiaries, J. Ray McDermott West Africa, Inc. ("JRMWA"), and Global Energy Company Limited ("GEC") entered into a joint venture agreement related to a construction project. The parties entered into an associated escrow agreement, with Citibank as the escrow agent, pursuant to which JRMWA deposited $10.2 million into an escrow account at Citibank. The joint venture agreement provided that, under certain circumstances of termination, GEC would be entitled to certain amounts from the escrow account and such transfer would constitute a full and final release of JRMWA from all obligations, and JRMWA would retain the remainder of the escrowed funds. On July 15, 2002, GEC filed two instruments with the High Court of Lagos State, Nigeria against JRMWA, and Citibank: (1) an application for injunction to restrain Citibank from remitting the sum of $10.2 million to JRMWA; and (2) a lawsuit seeking a declaration that GEC is entitled to specific performance and that the $10.2 million held by Citibank can only be exchanged for shares representing a 12.75 % interest in Nigerdock Nigeria PLC. Also on July 15, 2002, JRMWA filed an application for injunction to restrain Citibank from remitting $1.3 million to GEC, which application for injunctive relief JRMWA subsequently dismissed as duplicative. On August 19, 2002, JRMWA filed a motion to stay proceedings in Nigeria in lieu of arbitration in London, as provided for in the joint venture agreement. GEC has attempted through a series of motions to dismiss JRMWA's motion to stay proceedings in lieu of arbitration. The hearing on JRMWA's motion to stay was set for October 30, 2002 and on that date the parties agreed to a settlement. Pursuant to the settlement, GEC will receive $1.8 million and JRMWA will receive $8.4 million of the escrowed funds, JRMWA has waived invoiced amounts of approximately $1.0 million and each party was granted a full and final release and discharge of all claims. This settlement was entered as an order of the Nigerian High Court on October 31, 2002. We previously provided for our estimated loss in this matter.

In September 2002, we were advised that the Securities and Exchange Commission and the New York Stock Exchange were conducting inquiries into the trading of MII securities occurring prior to our public announcement of August 7, 2002 with respect to our second quarter 2002 results, our revised 2002 guidance and developments in negotiations relating to the B&W Chapter 11 proceedings. We are cooperating fully with both inquiries.

Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including performance- or warranty-related matters under our customer and supplier contracts and other business arrangements. In our management's opinion, none of this litigation or disputes and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

          o The Department of Justice investigation into possible anticompetitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM, S.A., a French company.

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

NOTE 6 - SEGMENT REPORTING

For the three and nine months ended September 30, 2002, we have reported the results of operations for HPC in discontinued operations. In addition, we have included the results of McDermott Technology, Inc. ("MTI") in Government Operations. HPC and MTI were previously included in our Industrial Operations segment. Segment information for the three and nine months ended September 30, 2001 has been restated to reflect these changes in our reportable segments. We have not changed our basis of measurement of segment profit or loss from our last annual report. An analysis of our operations by segment is as follows:

Segment Information for the Three and Nine Months Ended September 30, 2002 and 2001.

                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                                  2002              2001            2002             2001
                                                               -----------      -----------     -----------      -----------

                                                                                     (In thousands)

          REVENUES
            Marine Construction Services                       $   281,538      $   262,776     $   864,547      $   602,605
            Government Operations                                  136,255          125,209         389,161          373,303
            Industrial Operations                                       --          172,885              --          452,090
            Power Generation Systems                                17,846           12,059          46,881           33,486
            Adjustments and Eliminations(1)                             (7)            (298)            (56)            (513)
                                                               -----------      -----------     -----------      -----------
                                                               $   435,632      $   572,631     $ 1,300,533      $ 1,460,971
                                                               ===========      ===========     ===========      ===========

          (1)Segment revenues are net of the following intersegment transfers:

            Marine Construction Services Transfers             $         7      $       107     $        56      $       237
            Government Operations Transfers                             --              151              --              234
            Industrial Operations Transfers                             --               40              --               42
                                                               -----------      -----------     -----------      -----------
                                                               $         7      $       298     $        56      $       513
                                                               ===========      ===========     ===========      ===========

                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                                2002             2001             2002             2001
                                                             ----------       ----------       ----------       ----------

                                                                                      (In thousands)

                   OPERATING INCOME (LOSS):

                     Segment Operating Income (Loss):
                     Marine Construction Services            $  (55,079)      $   17,581       $  (86,234)      $   15,526
                     Government Operations                        7,389            3,726           28,959           22,111
                     Industrial Operations                           --            2,770               --            7,146
                     Power Generation Systems                    (1,488)          (1,010)          (2,597)          (2,787)
                                                             ----------       ----------       ----------       ----------
                                                             $  (49,178)      $   23,067       $  (59,872)      $   41,996
                                                             ----------       ----------       ----------       ----------

                     Gain (Loss) on Asset Disposal and
                       Impairments - Net:
                     Marine Construction Services            $ (312,657)      $      (43)      $ (312,796)      $      672
                     Government Operations                           --               14                1              776
                     Industrial Operations                           --               14               --               14
                                                             ----------       ----------       ----------       ----------
                                                             $ (312,657)      $      (15)      $ (312,795)      $    1,462
                                                             ----------       ----------       ----------       ----------


                     Equity in Income from Investees:
                     Marine Construction Services            $     (530)      $    4,762       $    1,246            6,048
                     Government Operations                        4,837            6,110           15,826           16,868
                     Industrial Operations                           --               12               --               42
                     Power Generation Systems                       162              363           (2,651)           1,081
                                                             ----------       ----------       ----------       ----------
                                                             $    4,469       $   11,247       $   14,421       $   24,039
                                                             ----------       ----------       ----------       ----------

                     SEGMENT INCOME (LOSS):
                     Marine Construction Services            $ (368,266)      $   22,300       $ (397,784)      $   22,246
                     Government Operations                       12,226            9,850           44,786           39,755
                     Industrial Operations                           --            2,796               --            7,202
                     Power Generation Systems                    (1,326)            (647)          (5,248)          (1,706)
                                                             ----------       ----------       ----------       ----------
                                                               (357,366)          34,299         (358,246)          67,497
                     Write-off of investment in B&W                  --               --         (224,664)              --
                     Other unallocated                           (1,452)              --           (1,452)              --
                     Corporate                                   (6,345)          (2,008)         (20,303)         (10,190)
                                                             ----------       ----------       ----------       ----------
                     TOTAL                                   $ (365,163)      $   32,291       $ (604,665)      $   57,307
                                                             ==========       ==========       ==========       ==========

NOTE 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30,                        September 30,
                                                                 2002               2001              2002               2001
                                                             ------------       ------------      ------------       ------------

                                                                   (In thousands, except shares and per share amounts)

Basic:

Income (loss) from continuing operations                     $   (364,943)      $     18,416      $   (601,675)      $     20,504
Income from discontinued operations                                 7,887                929             9,469              2,366
Extraordinary item                                                     --                 --               341                 --
                                                             ------------       ------------      ------------       ------------

Net income (loss)                                            $   (357,056)      $     19,345      $   (591,865)      $     22,870
                                                             ------------       ------------      ------------       ------------

Weighted average common shares                                 62,035,050         60,832,878        61,586,655         60,499,071
                                                             ------------       ------------      ------------       ------------
Basic earnings (loss) per common share:
Income (loss) from continuing operations                     $      (5.88)      $       0.30      $      (9.77)      $       0.34
Income from discontinued operations                          $       0.13       $       0.02      $       0.15       $       0.04
Extraordinary item                                           $         --       $         --      $       0.01       $         --
Net income (loss)                                            $      (5.76)      $       0.32      $      (9.61)      $       0.38

Diluted:

Income (loss) from continuing operations                     $   (364,943)      $     18,416      $   (601,675)      $     20,504
Income from discontinued operations                                 7,887                929             9,469              2,366
Extraordinary item                                                     --                 --               341                 --
                                                             ------------       ------------      ------------       ------------

Net income (loss)                                            $   (357,056)      $     19,345      $   (591,865)      $     22,870
                                                             ------------       ------------      ------------       ------------

Weighted average common shares (basic)                         62,035,050         60,832,878        61,586,655         60,499,071
Effect of dilutive securities:
Stock options and restricted stock                                     --          1,645,429                --          2,099,995
                                                             ------------       ------------      ------------       ------------

Adjusted weighted average common shares
   and assumed conversions                                     62,035,050         62,478,307        61,586,655         62,599,066
                                                             ------------       ------------      ------------       ------------
Diluted earnings (loss) per common share:
Income (loss) from continuing operations                     $      (5.88)      $       0.29      $      (9.77)      $       0.33
Income from discontinued operations                          $       0.13       $       0.01      $       0.15       $       0.04
Extraordinary item                                           $         --       $         --      $       0.01       $         --
Net income (loss)                                            $      (5.76)      $       0.31      $      (9.61)      $       0.37

Due to rounding, the net income (loss) per share does not equal the sum of the per share amounts for the individual components of the net income (loss) in all periods.

For the three and nine months ended September 30, 2002, we excluded from the diluted share calculation incremental shares of 1,634,101 and 2,045,335, respectively, related to stock options and restricted stock as their effect would have been antidilutive.

NOTE 8 - GOODWILL

On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, we no longer amortize goodwill to earnings, but instead we periodically test for impairment. Due to the deterioration in JRM's financial performance during the three months ended September 30, 2002 and our revised expectations concerning JRM's future earnings and cash flow, we are testing the goodwill of the Marine Construction Services segment for impairment as of September 30, 2002. With the assistance of an independent consultant, we have recently completed the first step of the goodwill impairment test and have determined that the carrying amount including goodwill of the reporting unit, JRM, exceeds its fair value. The fair value of JRM was estimated using a discounted cash flow approach. The second step of the goodwill impairment test, the measurement of the potential loss, is not yet complete. However, we have concluded that it is probable that a goodwill impairment loss has occurred and recorded an estimated impairment charge of $313 million, which is the total amount of JRM's goodwill. We expect to complete the measurement of the impairment loss prior to December 31, 2002 and will record any adjustment to the estimated loss at that time.

Following is our reconciliation of reported net income to adjusted net income, which excludes goodwill amortization expense (including related tax effects), for the periods presented:

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                                2002             2001            2002             2001
                                                             ----------       ----------      ----------       ----------

                                                                    (In thousands, except per share amounts)

Income (loss) before extraordinary item                      $ (357,056)      $   19,345      $ (592,206)      $   22,870
Add back:  goodwill amortization                                     --            4,913              --           14,788
                                                             ----------       ----------      ----------       ----------
Adjusted income (loss) before extraordinary item             $ (357,056)      $   24,258      $ (592,206)      $   37,658
                                                             ==========       ==========      ==========       ==========

Net income (loss)                                            $ (357,056)      $   19,345      $ (591,865)      $   22,870
Add back:  goodwill amortization                                     --            4,913              --           14,788
                                                             ----------       ----------      ----------       ----------
Adjusted net income (loss)                                   $ (357,056)      $   24,258      $ (591,865)      $   37,658
                                                             ==========       ==========      ==========       ==========

                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                               2002          2001         2002          2001
                                                             -------       -------      -------       -------

                                                                 (In thousands, except per share amounts)

Basic earnings (loss) per share before
    extraordinary item:
Income (loss) before extraordinary item                      $ (5.76)      $  0.32      $ (9.62)      $  0.38
Add back:  goodwill amortization                                  --          0.08           --          0.24
                                                             -------       -------      -------       -------
Adjusted basic earnings (loss) per share before
    extraordinary item                                       $ (5.76)      $  0.40      $ (9.62)      $  0.62
                                                             =======       =======      =======       =======

 Basic earnings (loss) per share:
Net income (loss)                                            $ (5.76)      $  0.32      $ (9.61)      $  0.38
Add back:  goodwill amortization                                  --          0.08           --          0.24
                                                             -------       -------      -------       -------
Adjusted basic earnings (loss) per share                     $ (5.76)      $  0.40      $ (9.61)      $  0.62
                                                             =======       =======      =======       =======
Diluted earnings (loss) per share before
    extraordinary item:
Income (loss) before extraordinary item                      $ (5.76)      $  0.31      $ (9.62)      $  0.37
Add back:  goodwill amortization                                  --          0.08           --          0.24
                                                             -------       -------      -------       -------
Adjusted diluted earnings (loss) per share before
    extraordinary item                                       $ (5.76)      $  0.39      $ (9.62)      $  0.61
                                                             =======       =======      =======       =======

 Diluted earnings (loss) per share:
Net income (loss)                                            $ (5.76)      $  0.31      $ (9.61)      $  0.37
Add back:  goodwill amortization                                  --          0.08           --          0.24
                                                             -------       -------      -------       -------
Adjusted diluted earnings (loss) per share                   $ (5.76)      $  0.39      $ (9.61)      $  0.61
                                                             =======       =======      =======       =======

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                                        Marine                                 Power
                                                     Construction         Government        Generation
                                                       Services           Operations          Systems
                                                        Segment             Segment           Segment             Total
                                                     ------------         ----------        -----------         ----------
                                                                                 (In thousands)

Balance as of  January 1, 2002                        $  313,008          $   12,926         $    4,771         $  330,705

Impairment loss                                         (313,008)                 --                 --           (313,008)
Currency Translation Adjustment                               --                  --                460                460
                                                      ----------          ----------         ----------         ----------

Balance as of September 30, 2002                      $       --          $   12,926         $    5,231         $   18,157
                                                      ==========          ==========         ==========         ==========

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

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. (collectively, the "Debtors"). The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of the Debtors, including MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction runs through January 14, 2003.

As discussed in Note 1, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million.

The following sections outline significant information and events related to the B&W Chapter 11 proceedings as well as the impact of developments in negotiations with the ACC and FCR.

Insurance Coverage and Pending Claims

Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At September 30, 2002, receivables of $23.1 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Currently, certain insurers are refusing to reimburse the Debtors for these receivables until the Debtors' assumption, in bankruptcy, of their pre-bankruptcy filing contractual reimbursement arrangements with such insurers. To date, this has not had a material adverse impact on the Debtors' liquidity or the conduct of their business and we do not expect it to in the future.

Pursuant to the Bankruptcy Court's order, a March 29, 2001 bar date was set for the submission of allegedly unpaid pre-Chapter 11 settled asbestos claims and a July 30, 2001 bar date for all other asbestos personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo/Parks Township facilities against the Debtors. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. The Debtors have accepted approximately 8,600 as pre-Chapter 11 binding settled claims at this time with an approximate value of $66 million. The Bankruptcy Court has disallowed approximately 28,000 claims as settled claims, and the Debtors are in the process of challenging virtually all of the remaining claims. If the Bankruptcy Court determines these claims were not settled prior to the filing of the Chapter 11 petition, these claims may be refiled as unsettled personal injury claims. As of July 30, 2001, approximately 220,000 additional asbestos personal injury claims, 60,000 related party claims, 168 property damage claims, 212 derivative asbestos claims and 524 claims relating to the Apollo/Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 12,363 additional personal injury claims were filed, including approximately 1,700 claims originally filed as allegedly settled claims that were disallowed by the Bankruptcy Court as settled claims and subsequently refiled as unsettled personal injury claims. The estimated total alleged value, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage insurance coverages. As set forth in the proposed Litigation Protocol that the Debtors filed with the
U. S. District Court on October 18, 2001, the Debtors intend to challenge all unsupported claims and believe that a significant number may be disallowed by the Bankruptcy Court. The ACC and FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims.

Settlement Negotiations

We are continuing our discussions with the ACC and FCR concerning a potential settlement. As a result of those discussions, we reached an agreement in principle in August 2002 with representatives of the ACC and FCR on several key terms; however, a number of significant issues and numerous details remain to be negotiated and resolved. The parties are currently working to address the remaining unresolved issues and details in a joint plan of reorganization and related settlement agreement. Should the remaining issues and details not be negotiated and resolved to the mutual satisfaction of the parties, the parties may be unable to resolve the B&W Chapter 11 proceedings through settlement. Additionally, the potential settlement will be subject to various conditions, including the requisite approval of the asbestos claimants, the Bankruptcy Court confirmation of a plan of reorganization reflecting the settlement and approval by MII's stockholders. The agreement in principle, as modified by subsequent settlement discussions through the date of this report, includes the following key terms:

          o MII would assign all its equity in B&W to (1) one or more trusts to be created for the benefit of the asbestos claimants and (2) certain other claimants.

          o MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trusts.

          o MII would issue 4.75 million shares of restricted common stock to the trusts. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trusts would also be subject to an MII right of first refusal. If any of the shares issued to the trusts are still held by the trusts after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elects to issue shares to satisfy this guaranty obligation, it would not be required to issue more than
               12.5 million shares.

          o MII or one of its domestic subsidiaries would issue promissory notes to the trusts. In exchange for the forgiveness of certain intercompany indebtedness owed to B&W and its subsidiaries, the settlement discussions have resulted in an increase in the aggregate principal amount of the notes from $85 million to $92 million and an extension of their final maturity from 10 to 11 years. The notes would be unsecured obligations and would provide for payments of principal of $8.36 million per year to be payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year.

          o MII and all its past and present directors, officers and affiliates, including its captive insurers, would receive the full benefit of Section 524(g) of the Bankruptcy Code with respect to personal injury asbestos-related claims and would be released and protected from all pending and future asbestos-related claims stemming from B&W's operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including but not limited to claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

          o The settlement would be conditioned on the approval by MII's stockholders of the terms of the settlement outlined above.

As the settlement discussions proceed, we expect that some of the court proceedings in or relating to the B&W Chapter 11 case will continue and that the parties will continue to maintain their previously asserted positions. The Bankruptcy Court has directed the parties to file a disclosure statement which reflects the status of the negotiations by December 19, 2002. Following that filing, the Bankruptcy Court may schedule further proceedings concerning this matter. The process of finalizing and implementing the settlement could take up to a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

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

Despite our recent progress in our settlement discussions, there are continuing risks and uncertainties that will remain with us until the requisite approvals are obtained and the final settlement is reflected in a plan of reorganization that is confirmed by the Bankruptcy Court pursuant to a final nonappealable order of confirmation.

Remaining Issues to be Resolved

While the Chapter 11 reorganization proceedings continue to progress, there are a number of issues and matters related to the Debtors' asbestos liability to be resolved prior to their emergence from the proceedings. Remaining issues and matters to be resolved include, but are not limited to:

          o    the ultimate asbestos liability of the Debtors;

          o the outcome of negotiations with the ACC, the FCR and other participants in the Chapter 11 proceedings, concerning, among other things, the size and structure of one or more trusts to satisfy the asbestos liability and the means for funding these trusts;

          o the outcome of negotiations with our insurers as to additional amounts of coverage of the Debtors and their participation in a plan to fund the settlement trusts;

          o the Bankruptcy Court's decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings, including the Bankruptcy Court's periodic determinations as to whether to extend the existing preliminary injunction that prohibits asbestos liability lawsuits and other actions for which there is shared insurance from being brought against non-filing affiliates of B&W, including MI, JRM and MII;

          o the anticipated need for an extension of the three-year term of the $300 million debtor-in-possession revolving credit and letter of credit facility (the "DIP Credit Facility"), which is currently scheduled to expire on February 21, 2003, to accommodate the issuance of letters of credit expiring after that date in connection with new construction and other contracts on which the Debtors intend to bid;

          o the continued ability of our insurers to reimburse B&W for payments made to asbestos claimants; and

          o the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999, and the related ruling issued on April 17, 2002 (collectively, the "Transfer Case"). See Note 5 for further information.

B&W has provided $1.3 billion for asbestos products liability claims at September 30, 2002. It is not possible to estimate the range of loss under the strategy proposed in the Debtor's Amended Plan or the ACC/FCR Plan. However, amounts claimed by the asbestos claimants are in a wide range and exceed the value of B&W and certain assets transferred by B&W to its parent in the corporate reorganization that is the subject of the Transfer Case and our known available products liability and property damage insurance coverages.

Any changes in (1) the estimates of the Debtors' nonemployee asbestos liability and insurance, (2) the differences between the proportion of those liabilities covered by insurance and that experienced in the past and (3) the ultimate resolution of the Transfer Case could result in material adjustments to B&W's financial statements and negatively impact our ability to realize our net investment in B&W, which we wrote off in the quarter ended June 30, 2002, and in certain assets transferred by B&W to BWICO in the corporate reorganization. In addition, any settlement involving MII could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Debtors entered into the DIP Credit Facility with a group of lenders providing for a three-year term. The Bankruptcy Court approved the full amount of this facility, giving all amounts owed under the facility a super-priority administrative expense status in bankruptcy. The Debtors' obligations under the facility are (1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and
(2) secured by a security interest on B&W Canada Ltd.'s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility, effective upon the defeasance or repayment of MI's public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100 million in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. There were no borrowings under this facility at September 30, 2002 or December 31, 2001. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or

BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the "Pre-existing LCs"), $9.4 million of which remains outstanding at September 30, 2002. MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of September 30, 2002, approximately $108.4 million in letters of credit has been issued under the DIP Credit Facility of which approximately $54.1 million was to replace or backstop Pre-existing LCs. We are finalizing documentation with the agent bank under the DIP Credit Facility to implement a one-year extension of the expiration date.

Financial Results and Reorganization Items

Summarized financial data for B&W is as follows:

                          INCOME STATEMENT INFORMATION

                                                                Three Months Ended                       Nine Months Ended
                                                                   September 30,                            September 30,
                                                              2002                2001                2002                 2001
                                                           -----------         -----------         -----------         -----------

                                                                                      (In thousands)

          Revenues                                         $   316,937         $   304,575         $ 1,100,997         $ 1,026,350
          Income before Provision for Income Taxes         $    17,267         $     3,766         $    66,220         $    38,492
          Net Income                                       $    10,012         $     2,936         $    37,036         $    21,727

                            BALANCE SHEET INFORMATION

                                                               September 30,        December 31,
                                                                    2002                2001
                                                               -------------        ------------

                                                                        (In thousands)

          Assets:
            Current Assets                                      $   637,346         $   592,968
            Non-Current Assets                                    1,489,454           1,476,171
                                                                -----------         -----------

          Total Assets                                          $ 2,126,800         $ 2,069,139
                                                                ===========         ===========
          Liabilities:
            Current Liabilities                                 $   451,424         $   431,702
            Non-Current Liabilities(1)                            1,454,743           1,457,459
          Stockholder's Equity                                      220,633             179,978
                                                                -----------         -----------

          Total Liabilities and Stockholder's Equity            $ 2,126,800         $ 2,069,139
                                                                ===========         ===========

          (1)Includes liabilities subject to compromise of approximately $1.432 billion, which primarily result from asbestos-related issues.

B&W's balance sheet information includes approximately $76 million of goodwill. A significant increase in the estimated liability for asbestos claims and the related resolution of those claims could result in the impairment of this goodwill.

In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. At September 30, 2002, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $116.5 million, of which approximately $41.0 million relates to bonds issued after February 21, 2000.

B&W's ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W summarized financial information set forth above has been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of B&W's assets will be realized or that B&W's liabilities will be liquidated or settled for the amounts recorded. In addition, a rejection of the Debtors' Amended Plan or any settlement agreement which may result in the transfer of a majority ownership interest in B&W could result in material changes to the amounts reported in the B&W financial statements. The independent accountant's report on the separate consolidated financial statements of B&W for the years ended December 31, 2001 and 2000 includes an explanatory paragraph indicating that these issues raise substantial doubt about B&W's ability to continue as a going concern.

NOTE 10 - LIQUIDITY

MI and JRM and their respective subsidiaries are limited, as a result of covenants in our credit facilities and our MI public debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. In addition, our ability to obtain a successful and timely resolution to the B&W Chapter 11 filing has impacted our ability to obtain additional financing. Other recent issues impacting our liquidity include the following:

JRM Credit Facility

This facility is subject to certain financial and non-financial covenants. Based on our most recent forecast, we expect JRM to experience negative cash flows during the remainder of 2002 and the first three quarters of 2003, primarily due to losses on the EPIC Spar contracts. As a result, we anticipate that JRM will need to access borrowed funds beginning in the fourth quarter of 2002 in order to meet its working capital requirements. If it makes these anticipated borrowings in the fourth quarter of 2002, JRM will not comply with one of the financial covenants set forth in the credit facility as of the end of the fourth quarter of 2002.


In connection with borrowings or issuances of letters of credit under its current credit facility, JRM is required to represent and warrant to its lenders that there has been no material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of JRM and its subsidiaries, taken as a whole, since March 31, 1999. JRM has informed its lenders of the losses on the Spars contracts and the other developments that led us to record a $313.0 million impairment charge relating to JRM's goodwill (as discussed in Note 8), as well as JRM's anticipated noncompliance with one of the financial covenants set forth in the credit facility as discussed above. It is possible that JRM's lenders could conclude that those and other adverse developments have resulted in, or could reasonably be expected to result in, a material adverse change or a material adverse effect. If they reach either of those conclusions, JRM's lenders could limit or restrict JRM's access to future borrowings or issuances of letters of credit under the facility, and JRM may be required to secure or provide other support for its outstanding letters of credit, which are currently in an aggregate face amount of approximately $85 million. If JRM's lenders determine that JRM has suffered a material adverse change or material adverse effect, JRM and its lenders would have to resolve the matter, through an amendment or waiver under the credit facility or otherwise, or JRM would have to seek a replacement credit facility.

We are currently in discussions with the lenders under the JRM credit facility regarding any necessary waivers and an extension of the facility prior to February 21, 2003, the currently scheduled expiration date for the facility. Although we can provide no assurance that the credit facility will be extended, we believe we will be successful in obtaining an extension and that the extension will resolve the current uncertainty concerning JRM's liquidity. In the interim, as JRM continues its discussions with its lenders, JRM does not believe that it has access to borrowings under its credit facility and JRM may not have access to letters of credit. JRM intends to meet working capital and other financing requirements with its available cash balances and intercompany borrowings from MII, some of which may be funded through borrowings under the separate credit facility maintained by MII and BWXT.

Our current credit rating has impacted our access to, and sources of capital, and could result in additional collateral requirements for our debt obligations if we are unsuccessful in extending or refinancing JRM's credit facility under terms and conditions that are substantially similar to those that are currently in place. In addition, our available financing alternatives may be limited. Any substantial increase in projected cash outflows could have a material adverse impact on JRM's ability to extend or refinance its credit facility. See Note 11 for a discussion of significant risks and uncertainties. If we are unable to extend or refinance this credit facility, JRM's ability to pursue additional projects, which often require letters of credit, and its liquidity will be adversely impacted, and JRM may be required to secure or provide other support for its outstanding letters of credit, which are currently in an aggregate face amount of approximately $85 million. This would put significant additional strain on our liquidity and could have a material adverse impact on our financial position, results of operations and cash flows and could cause substantial doubt about JRM's ability to continue as a going concern. Under those circumstances, we would have to consider various alternatives.

The financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the factors described in the two preceding paragraphs, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

MII Credit Facility

We expect MI to continue to experience negative cash flows during the remainder of 2002, primarily due to tax payments on the exercise of MI's rights under an Intercompany Agreement referred to below. MI expects to meet its cash needs through short-term borrowings by BWXT under the credit facility, maintained by MII and BWXT (or through liquidation of the investments that collateralize that facility), the cash flow of BWXT, obtaining a loan from MII, a capital contribution from MII or some combination of those sources. While we expect MI's cash flow to improve in 2003, MI's lack of liquidity poses substantial risk in the short term. Although our current projections indicate that MII should be capable of mitigating MI's lack of liquidity, we can provide no assurance that MII will be able to provide a loan to MI.

During the nine months ended September 30, 2002, MI repurchased or repaid the remaining $208.8 million in aggregate principal amount of its 9.375% Notes due March 15, 2002 for aggregate payments of $208.3 million, resulting in an extraordinary net after-tax gain of $0.3 million. In order to repay the remaining notes, MI exercised its right pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). Under this agreement, MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock. MI held this financial asset since prior to the 1982 reorganization transaction under which MII became the parent of MI. The price was based on (1) MII's stockholders' equity at the close of the fiscal year preceding the date on which the right to sell or buy, as the case may be, was exercised and (2) the price-to-book value of the Dow Jones Industrial Average. At January 1, 2002, the aggregate unit value of MI's right to sell all of its 100,000 units to MII was approximately $243 million. MI received this amount from the exercise of the Intercompany Agreement. MII funded that payment by (1) receiving dividends of $80 million from JRM and $20 million from one of our captive insurance companies and (2) reducing its short-term investments and cash and cash equivalents. The proceeds paid to MI were subject to U.S. federal, state and other applicable taxes, and we recorded a tax provision totaling approximately $85.4 million at December 31, 2001. Through September 30, 2002, we have paid approximately 75% of this amount in estimated tax payments. Payment of the remaining amount will continue to put a strain on our liquidity.

NOTE 11 - RISKS AND UNCERTAINTIES

During 2002, our Marine Construction Services segment has experienced material losses on its three EPIC Spar projects: Medusa, Devils Tower and Frontrunner. These contracts are first-of-a-kind as well as long-term in nature. We have experienced schedule delays and cost overruns on these contracts that have adversely impacted our financial results. These projects continue to face significant issues. The remaining challenge to completing Medusa within its revised schedule and budget is the marine installation piece of the project. Our revised schedule requires installation activities during the first quarter of 2003, typically a challenging time due to weather conditions. The major challenge in completing Devils Tower within its revised budget is to remain on track with the revised schedule due to significant liquidated damages that are associated with the contract. At September 30, 2002, we have provided for our estimated losses on these contracts. Although we continually strive to improve our ability to estimate our contract costs and profitability associated with these projects, it is reasonably possible that current estimates could change and adjustments to overall contract costs may continue to be significant in future periods.

NOTE 12 - SUBSEQUENT EVENT

On October 11, 2002, we sold Volund to B&W. The consideration received by MII from B&W included a $3 million note and funding for the repayment of approximately $14.5 million of principal and interest on a loan owed by Volund to MII. The purchase price is subject to a possible downward adjustment, depending on the final resolution of the customer claims relating to the construction of a biomass facility in Denmark and Volund's related claims against Austrian Energy. See Note 5 for a discussion of those claims. Terms of the sale also included replacement by the DIP Credit Facility of approximately $11.0 million of letters of credit previously issued under the MII Credit Facility. We have deferred recognition of a gain on the sale of Volund until final resolution of the B&W bankruptcy proceedings.

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

In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

          o the ability of JRM to maintain its forecasted financial performance, including its ability to manage costs associated with its EPIC Spar projects;

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

          o the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002;

          o the potential impact on available insurance due to the recent increases in bankruptcy filings by asbestos-troubled companies;

          o the potential impact on our insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

          o legislation recently proposed by members of the U.S. Congress that, if enacted, could reduce or eliminate the tax advantages we derive from being organized under the laws of the Republic of Panama;

          o recently proposed legislation that, if enacted, could limit or prohibit us from entering into contracts with the U.S. Government;

          o    changes in existing environmental regulatory matters;

          o    rapid technological changes;

          o    realization of deferred tax assets;

          o consequences of significant changes in interest rates and currency exchange rates;

          o difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

          o social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East and Southeast Asia;

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

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world's major hydrocarbon-producing regions. Our revenues from this segment reflect the variability associated with the timing of significant oil and gas development projects. We expect revenues to increase at our Marine Construction Services segment for the remainder of 2002 and for 2003, primarily for deepwater projects and projects in the Azerbaijan sector of the Caspian Sea. We believe the oil and gas industry is focused on deepwater projects and that the deepwater floater market will be robust over the next several years. JRM's future is heavily weighted to its ability to compete successfully in the deepwater market. However, timing of award of many marine construction projects is uncertain and the Marine Construction Services market remains competitive, which may have a significant impact on our anticipated segment income in future periods. In addition, due to the deterioration in JRM's financial performance during the three months ended September 30, 2002, we have revised our expectations concerning JRM's future earnings and cash flow and are testing the goodwill of the Marine Construction Services segment for impairment. At September 30, 2002, with the assistance of an independent consultant, we have completed the first step of the goodwill impairment test and have determined that the carrying amount including goodwill of JRM exceeds its fair value. The second step of the goodwill impairment test, the measurement of the loss, is not yet complete. However, we have concluded that it is probable that a goodwill impairment loss has occurred and recorded an estimated impairment charge of $313.0 million, which is the total amount of JRM's goodwill. We expect to complete the measurement of the impairment loss prior to December 31, 2002 and will record any adjustment to the estimated loss at that time.

The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, BWXT is a significant participant in the defense industry. We expect an increase in backlog by the end of the year and an additional increase by the end of the first quarter of 2003. After those increased bookings, we expect this segment's year-end backlog will remain relatively constant in the next several years. Additionally, with BWXT's unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is poised to participate in the continuing cleanup and management of the Department of Energy's nuclear sites and weapons complexes.

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

The results of operations of our Power Generation Systems segment include primarily the results of Volund. On October 11, 2002, we sold this subsidiary to B&W. See Note 12 for information concerning the sale of Volund to B&W.

As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, we no longer consolidate the results of operations of B&W and its subsidiaries in our condensed consolidated financial statements and we have been presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, has led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million. This non-cash charge was precipitated by a combination of factors including a change in our expectations regarding our ability to retain our equity in B&W. During the three months ended September 30, 2002, we reached an agreement in principle with representatives of the present and future asbestos claimants in the Chapter 11 proceedings on several key terms, although a number of significant issues and numerous details remain to be negotiated and resolved. See Note 9 for information regarding developments in negotiations relating to the B&W Chapter 11 proceedings.

As a result of our reorganization in 1982, which we completed through a transaction commonly referred to as an "inversion," our company is a corporation organized under the laws of the Republic of Panama. Recently, the U.S. House and Senate have considered legislation that would change the tax law applicable to corporations that have completed inversion transactions. Some of the legislative proposals have contemplated retroactive application and, in certain cases, treatment of such corporations as United States corporations for United States federal income tax purposes. Some of the legislative proposals have also contemplated additional limitations on the deductibility for United States federal income tax purposes of certain intercompany transactions, including intercompany interest expense. It is possible the legislation enacted in this area could substantially increase our corporate income taxes and, consequently, decrease our future net income and increase our future cash outlays for taxes. Other legislative proposals, if enacted, could limit or even prohibit our eligibility to be awarded contracts with the U.S. Government in the future. We are unable to predict with any level of certainty the likelihood or final form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments. As a result of these uncertainties, we are unable to assess the impact on us of any of the proposed legislation in this area.

Effective January 1, 2002, based on a review performed by us and our independent consultants, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years to better reflect the service lives of our assets and industry norms. Consistent with this change, we also extended the lives of major upgrades to existing vessels. We continue to depreciate our major marine vessels using the units-of-production method, based on the utilization of each vessel. The change in estimated useful lives reduced our operating loss by approximately $1.5 million and $2.8 million for the three and nine months ended September 30, 2002, respectively.

For a summary of our accounting policies that we believe are important to an understanding of our financial statements, please refer to Item 7 included in
Part II of our annual report on Form 10-K for the year ended December 31, 2001. We also consider our policy on accounting for change orders to be significant. The important aspects of this policy are as follows: (1) expenses incurred outside of the scope of a contract which are intended to be included in a change order are recognized as expenses at the time they are incurred; (2) when a customer acknowledges acceptance of a change order, although agreement on the specific price of that change order has not been reached, we recognize revenue on the change order equal to the expenses incurred; and (3) we recognize profit on a change order when the customer has agreed to a final price for the change order in excess of the expenses incurred. In addition, due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," our policy on accounting for goodwill is also considered significant. SFAS No. 142 requires that we no longer amortize goodwill, but instead perform periodic testing for impairment. It requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Both steps of goodwill impairment testing involve significant estimates.

See Note 1 to the condensed consolidated financial statements for information on new accounting standards.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

Marine Construction Services

Revenues increased 7% to $281.5 million. The increase is a result of a topside fabrication and a pipeline installation project in the Azerbaijan sector of the Caspian Sea, a topsides fabrication contract at our Morgan City facility, and an increase in our EPIC Spar projects for the Gulf of Mexico. These increases are partially offset by reduced activity on other Gulf of Mexico projects.

Although revenues increased, segment operating income, which is before equity in income from investees, declined to a loss of $55.1 million compared with income of $17.6 million for the quarter ended September 30, 2001. The loss in the quarter ended September 30, 2002 is due primarily to charges totaling $65.2 million relating to additional cost overruns, schedule delays and higher than expected forecasted costs to complete our three EPIC Spar projects, each of which is now in a loss position. At September 30, 2002, the financial percent complete on each of these projects was estimated as follows: Medusa, 72%; Devils Tower, 47%; and Frontrunner, 16%. In addition to the EPIC Spar losses, we have also increased our forecasted cost to complete a fabrication project for the West African market due to poor productivity. This project is also in a loss position. For the quarter ended September 30, 2001, segment operating income included goodwill amortization expense of $4.5 million.

The net loss on asset disposal and impairments in the quarter ended September 30, 2002 is due primarily to the goodwill impairment charge of $313.0 million. See Note 8 to the condensed consolidated financial statements for information concerning this impairment charge.

Equity in income from investees decreased $5.3 million to a loss of $0.5 million, primarily due to a $3.9 million non-cash charge related to the impairment of an investment in an international joint venture.

Government Operations

Revenues increased $11.0 million to $136.3 million, primarily due to higher volumes from management and operating contracts for U.S. Government-owned facilities and the manufacture of nuclear components for certain U.S. Government programs. Lower volumes from commercial nuclear environmental services partially offset these increases.

Segment operating income, which is before equity in income from investees, increased $3.7 million to $7.4 million, primarily due to higher volume and margins from the manufacture of nuclear components for certain U.S. Government programs and higher margins from management and operating contracts for U.S. Government-owned facilities. However, higher facility management oversight costs from nuclear component manufacturing for certain U.S. Government programs partially offset these increased margins.

Equity in income from investees decreased $1.3 million to $4.8 million, primarily due to higher general and administrative expenses in the quarter ended September 30, 2002, along with lower operating results from one of our joint ventures.

Power Generation Systems

Revenues increased $5.8 million to $17.8 million, primarily due to higher volumes in the fabrication of utility and industrial boilers and from after-market service activities.

Segment operating loss, which is before equity in income of investees, increased $0.5 million to $1.5 million, primarily due to the $2.5 million loss provision we recorded related to the claims involving Volund and Austrian Energy described in Note 5. Higher volumes and margins in both utility and industrial boilers and after-market service activities partially offset this increase.

Corporate

Corporate expenses increased $4.3 million to $6.3 million, primarily due to the recognition of expense from our pension plans in the current quarter compared to income from those plans in the quarter ended September 30, 2001. Lower legal and professional service expenses related to the B&W Chapter 11 proceedings and lower insurance expenses partially offset these increases. We expect our pension plan expense to increase significantly in 2003 from 2002 levels due principally to changes in our discount rate and plan asset performance.

Other Unallocated

During the quarter ended September 30, 2002, we recorded a provision of $1.5 million for environmental costs associated with McDermott Engineers & Constructors (Canada) Ltd, which we sold in 2001.

Other Income Statement Items

Interest income decreased $3.5 million to $1.5 million, primarily due to a decrease in investments and prevailing interest rates.

Interest expense decreased $8.9 million to $3.0 million, primarily due to reduced debt obligations and prevailing interest rates.

Other-net declined $2.8 million to expense of $2.2 million. During the quarter ended September 30, 2002, we recorded $1.7 million of minority interest expense associated with a Marine Construction Services segment joint venture. For the quarter ended September 30, 2001, we reported other-net income primarily due to gains on the sale of investment securities.

For the three months ended September 30, 2002, the nondeductible impairment of the remaining $313.0 million of goodwill resulting from the premium we paid on the acquisition of the minority interest in JRM in June 1999 contributed to the effective tax benefit of approximately 1.04% on our pre-tax loss. The provision for income taxes for the three months ended September 30, 2001 reflected nondeductible amortization of goodwill of $4.9 million, of which $4.5 million was attributable to JRM . The provision for income taxes for the three months ended September 30, 2001 also included a tax benefit primarily related to favorable tax settlements in foreign jurisdictions totaling $1.5 million and a provision for proposed U.S. federal income tax deficiencies. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

Marine Construction Services

Revenues increased 43% to $864.5 million. The increase is a result of increased activity for our EPIC Spar projects, a topside fabrication and a pipeline installation project in the Azerbaijan sector of the Caspian Sea and a topsides fabrication contract at our Morgan City fabrication facility. These increases are partially offset by reduced activity on other Gulf of Mexico projects.

Although revenues increased, segment operating income, which is before equity in income from investees, declined to a loss of $86.2 million compared with income of $15.5 million for the nine months ended September 30, 2001, primarily due to charges totaling $102.1 million relating to additional cost overruns, schedule delays and higher than expected forecasted costs to complete our three EPIC Spar projects, each of which is now in a loss position. In addition to the EPIC Spar losses, we have also increased our forecasted cost to complete a fabrication project for the West African market due to poor productivity. This project is also in a loss position. For the nine months ended September 30, 2001, segment operating income included goodwill amortization expense of $13.5 million.

The net loss on asset disposal and impairments in the quarter ended September 30, 2002 is due primarily to the goodwill impairment charge of $313.0 million. See Note 8 to the condensed consolidated financial statements for information concerning this impairment charge.

Equity in income from investees decreased $4.8 million to $1.2 million, primarily due to a $3.9 million non-cash charge related to the impairment of an investment in an international joint venture.

Government Operations

Revenues increased $15.9 million to $389.2 million, primarily due to higher volumes from other government operations, management and operating contracts for U.S. Government-owned facilities and the manufacture of nuclear components for certain U.S. Government programs. Lower volumes from commercial nuclear environmental services partially offset these increases.

Segment operating income, which is before equity in income from investees, increased $6.8 million to $29.0 million, primarily due to higher volumes and margins from other government operations and commercial work, higher margins from management and operating contracts for U.S. Government-owned facilities, and higher volume from the manufacture of nuclear components for certain U.S. Government programs. In addition, we received an insurance settlement relating to environmental restoration costs. However, we experienced lower margins from nuclear component manufacturing for certain U.S. Government programs due to higher facility management oversight costs. We also increased spending on fuel cell research and development.

Equity in income from investees decreased $1.0 million to $15.8 million, primarily due to higher general and administrative expenses in the nine months ended September 30, 2002, along with lower operating results from several of our joint ventures.

Power Generation Systems

Revenues increased $13.4 million to $46.9 million, primarily due to higher volumes in the fabrication of utility and industrial boilers and from after-market service activities.

Segment operating loss, which is before equity in income from investees, decreased $0.2 million to $2.6 million, primarily due to lower selling, general and administrative expenses and from the higher volumes and margins in both the utility and industrial boilers and after-market service activities. The loss provision we recorded related to the claims involving Volund and Austrian Energy described in Note 5 partially offset these decreases.

Equity in income from investees decreased $3.7 million to a loss of $2.7 million, primarily due to a $3.3 million non-cash charge related to the impairment of an investment in a foreign joint venture located in India.

Corporate

Corporate expenses increased $10.1 million to $20.3 million, primarily due to the recognition of expense from our pension plans in the current period compared to income from those plans and a nonrecurring favorable insurance recovery in the nine months ended September 30, 2001. Lower legal and professional services expenses related to the B&W Chapter 11 proceedings, lower insurance expenses and the improved performance of our captive insurance subsidiaries for the nine months ended September 30, 2002 partially offset these increases. We expect our pension plan expense to increase significantly in 2003 from 2002 levels due principally to changes in our discount rate and plan asset performance.

Other Unallocated

During the nine months ended September 30, 2002, we recorded a provision of $1.5 million for environmental costs associated with McDermott Engineers & Constructors (Canada) Ltd, which we sold in 2001.

Other Income Statement Items

Interest income decreased $8.8 million to $6.9 million, primarily due to a decrease in investments and prevailing interest rates.

Interest expense decreased $19.1 million to $12.5 million, primarily due to changes in debt obligations and prevailing interest rates.

For the nine months ended September 30, 2002, the nondeductible impairment of the remaining $313.0 million of goodwill resulting from the premium we paid on the acquisition of the minority interest in JRM in June 1999 and the write-off of the investment in B&W and other related assets totaling $224.7 million with little associated tax benefit contributed to the effective tax benefit of approximately 1.54% on our pre-tax loss. The provision for income taxes for the nine months ended September 30, 2001 reflected nondeductible amortization of goodwill of $14.8 million, of which $13.5 million was attributable to JRM. Income taxes for the nine months ended September 30, 2001 also included a tax benefit related to favorable tax settlements in foreign jurisdictions totaling approximately $5.2 million and a provision for proposed U.S. federal income tax deficiencies. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

Backlog

                                                                            9/30/02            12/31/01
                                                                            -------            --------
                                                                                    (Unaudited)
                                                                                  (In thousands)

          Marine Construction Services                                    $ 1,975,320         $ 1,800,491
          Government Operations                                               948,674           1,025,400
          Power Generation Systems                                             60,244              49,970
                                                                          -----------         -----------
             TOTAL BACKLOG                                                $ 2,984,238         $ 2,875,861
                                                                          ===========         ===========

Backlog for the Marine Construction Services segment increased primarily because of awards of offshore construction projects in the Gulf of Mexico, Southeast Asia, the Middle East and the Caspian Sea. At September 30, 2002, the Marine Construction Services backlog includes $410.6 million related to uncompleted work on our three EPIC Spar projects.

At September 30, 2002, Government Operations' backlog with the U. S. Government was $877.2 million (of which $23.5 million had not been funded).

Liquidity and Capital Resources

During the nine months ended September 30, 2002, our cash and cash equivalents decreased $83.5 million to $113.4 million, and our total debt decreased $204.7 million to $105.2 million, primarily due to payments of long-term debt of $208.4 million. During this period, we received cash of $1.2 billion from sales and maturities of investments. We used cash of $1.1 billion for the purchase of investments, $42.2 million for additions to property, plant and equipment and $28.2 million for operating activities.

At September 30, 2002 and December 31, 2001, we had available various uncommitted short-term lines of credit from banks totaling $10.0 million and $8.9 million, respectively. We had no borrowings against these lines at September 30, 2002 or December 31, 2001.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W had no borrowings outstanding under this facility at September 30, 2002 or December 31, 2001. Letters of credit outstanding under the DIP Credit Facility at September 30, 2002 totaled approximately $108.4 million. This facility is currently scheduled to expire on February 21, 2003. We are finalizing documentation with the agent bank under the DIP Credit Facility to implement a one-year extension of the expiration date. See Note 9 to the condensed consolidated financial statements for further information on the DIP Credit Facility.

At September 30, 2002, MII was a maker or guarantor on $9.4 million of letters of credit issued in connection with B&W's operations prior to B&W's Chapter 11 filing. In addition, MII, MI and BWICO have agreed to indemnify B&W for any customer draw on $54.1 million in letters of credit which have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W's Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, MII, MI and BWICO do not currently have sufficient cash or other liquid resources available, either individually or combined, to satisfy their primary, guaranty or indemnity obligations relating to letters of credit issued in connection with B&W's operations should customer draws occur on a significant amount of these letters of credit.

On the day before B&W's Chapter 11 filing, February 21, 2000, we also entered into other financing arrangements providing financing to the balance of our operations. This financing, as amended through the date of this report, consists of a $100 million credit facility for MII and BWXT (the "MII Credit Facility") and a $200 million credit facility for JRM and its subsidiaries (the "JRM Credit Facility"). Each facility is with a group of lenders, for which Citibank, N.A. is acting as the administrative agent. These facilities are currently scheduled to expire on February 21, 2003. We have initiated discussions with our lenders to obtain an extension of the expiration date of these facilities.

The MII Credit Facility serves as a revolving credit and letter of credit facility. Borrowings under this facility may be used for working capital and general corporate purposes. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility may not exceed $100 million. This facility is secured by a collateral account funded with various U.S. government securities with a minimum marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings outstanding. We had no borrowings against this facility at September 30, 2002 or December 31, 2001. As of November 12, 2002, we had borrowings against this facility of $24.4 million. Letters of credit outstanding at September 30, 2002 were approximately $55.7 million.

The JRM Credit Facility consists of two tranches. One is a revolving credit facility that provides for up to $100 million for advances to borrowers. Borrowings under this facility may be used for working capital and general corporate purposes. The second tranche provides for up to $200 million of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility may not exceed $200 million. We had no borrowings against this facility at September 30, 2002 or December 31, 2001. As of November 12, 2002, we had borrowings against this facility of $3.7 million. Letters of credit outstanding under the JRM Credit Facility at September 30, 2002 totaled approximately $82.1 million. This facility is subject to certain financial and non-financial covenants. Based on our most recent forecast, we expect JRM to experience negative cash flows during the remainder of 2002 and the first three quarters of 2003, primarily due to losses on the EPIC Spar contracts. As a result, we anticipate that JRM will need to access borrowed funds beginning in the fourth quarter of 2002 in order to meet its working capital requirements. If it makes these anticipated borrowings in the fourth quarter of 2002, JRM will not comply with one of the financial covenants set forth in the credit facility as of the end of the fourth quarter of 2002.

In connection with borrowings or issuances of letters of credit under the JRM Credit Facility, JRM is required to represent and warrant to its lenders that there has been no material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of JRM and its subsidiaries, taken as a whole, since March 31, 1999. JRM has informed its lenders of the losses on the Spars contracts and the other developments that led us to record a $313.0 million impairment charge relating to JRM's goodwill, as well as JRM's anticipated noncompliance with one of the financial covenants set forth in the JRM Credit Facility as discussed above. It is possible that JRM's lenders could conclude that those and other adverse developments have resulted in, or could reasonably be expected to result in, a material adverse change or a material adverse effect. If they reach either of those conclusions, JRM's lenders could limit or restrict JRM's access to future borrowings or issuances of letters of credit under the JRM Credit Facility, and JRM may be required to secure or provide other support for its outstanding letters of credit, which are currently in an aggregate face amount of approximately $85 million. If JRM's lenders determine that JRM has suffered a material adverse change or material adverse effect, JRM and its lenders would have to resolve the matter, through an amendment or waiver under the JRM Credit Facility or otherwise, or JRM would have to seek a replacement credit facility.

We are currently in discussions with the lenders under the JRM Credit Facility regarding any necessary waivers and an extension of the facility prior to February 21, 2003, the currently scheduled expiration date for the facility. Although we can provide no assurance that the JRM Credit Facility will be extended, we believe we will be successful in obtaining an extension and that the extension will resolve the current uncertainty concerning JRM's liquidity. In the interim, as JRM continues its discussions with its lenders, JRM does not believe that it has access to borrowings under its credit facility and JRM may not have access to letters of credit. JRM intends to meet working capital and other financing requirements with its available cash balances and intercompany borrowings from MII, some of which may be funded through borrowings under the separate credit facility maintained by MII and BWXT.

Our current credit rating has impacted our access to, and sources of capital, and could result in additional collateral requirements for our debt obligations if we are unsuccessful in extending or refinancing the JRM Credit Facility under terms and conditions that are substantially similar to those that are currently in place. In addition, our available financing alternatives may be limited. Any substantial increase in projected cash outflows could have a material adverse impact on JRM's ability to extend or refinance its credit facility. If we are unable to extend or refinance this credit facility, JRM's ability to pursue additional projects, which often require letters of credit,and its liquidity will be adversely impacted, and JRM may be required to secure or provide other support for its outstanding letters of credit, which are currently in an aggregate face amount of approximately $85 million. This would put significant additional strain on our liquidity and could have a material adverse impact on our financial position, results of operations and cash flows and could cause substantial doubt about JRM's ability to continue as a going concern. Under those circumstances, we would have to consider various alternatives.

The financial statements included in this report have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the factors described in the two preceding paragraphs, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.

At September 30, 2002, we had total cash, cash equivalents and investments of $289.0 million. Our investment portfolio consists primarily of government obligations and other investments in debt securities. The fair value of our investments at September 30, 2002 was $175.6 million. As of September 30, 2002, we had pledged approximately $46 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements. In addition, as of September 30, 2002, we had pledged investment portfolio assets having a fair market value of approximately $107 million to secure our obligations under the MII Credit Facility. At September 30, 2002, our liquidity position was as follows (in millions):

                Cash and cash equivalents                   $  113
                Investments in debt securities                 176
                                                            ------
                                                               289
                Less: Pledged securities                      (153)
                      Captive insurer requirements             (55)
                      JRM cash in escrow(1)                    (10)
                      Restricted foreign cash                   (8)
                                                            ------
                Total free cash available                       63
                Amount available:   JRM Credit Facility        100
                                    MII Credit Facility         44
                                                            ------
                Total available liquidity                   $  207
                                                            ======

                (1)Note: $8.4 million of these funds were released to JRM on November 1, 2002 as a result of the settlement described in
                Note 5.

During the nine months ended September 30, 2002, MI repurchased or repaid the remaining $208.8 million in aggregate principal amount of its 9.375% Notes due March 15, 2002 for aggregate payments of $208.3 million, resulting in an extraordinary net after-tax gain of $0.3 million. In order to repay the remaining notes, MI exercised its right pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). Under this agreement, MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock. MI held this financial asset since prior to the 1982 reorganization transaction under which MII became the parent of MI. MI received approximately $243 million from the exercise of the Intercompany Agreement. MII funded that payment by (1) receiving dividends of $80 million from JRM and $20 million from one of our captive insurance companies and (2) reducing its short-term investments and cash and cash equivalents. The proceeds paid to MI were subject to U.S. federal, state and other applicable taxes, and we recorded a tax provision totaling approximately $85.4 million at December 31, 2001. Through September 30, 2002, we have paid approximately 75% of this amount in estimated tax payments. Payment of the remaining amount will continue to put a strain on our liquidity.

We expect MI to continue to experience negative cash flows in 2002, primarily due to payments of taxes resulting from the exercise of MI's rights under the Intercompany Agreement. MI expects to meet its cash needs through short-term borrowings by BWXT on the MII Credit Facility (or through liquidation of the investments that collateralize that facility), the cash flow of BWXT, obtaining a loan from MII, a capital contribution from MII or some combination of those sources. While we expect MI's cash flow to improve in 2003, MI's lack of liquidity poses substantial risk to us and to the holders of its outstanding debt securities in the short term. Although our current projections indicate that MII should be capable of mitigating MI's lack of liquidity, we can provide no assurance that MII will be able to provide a loan to MI.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. At September 30, 2002, substantially all the net assets of MI were subject to those restrictions. In addition, MI and its subsidiaries are unable to incur additional long-term debt obligations under one of MI's public debt indentures, other than in connection with certain extension, renewal or refunding transactions. At September 30, 2002, JRM and its subsidiaries could make unsecured loans to or investments in MII and its other subsidiaries of approximately $64 million.

As of September 30, 2002, MII guaranteed surety bonds of $129.5 million, $116.5 million of which was issued in connection with business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bonds.

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

As discussed in Note 9 to the condensed consolidated financial statements, we are continuing our discussions with the ACC and FCR concerning a potential settlement. As a result of those discussions, we have reached an agreement in principle with representatives of the ACC and FCR on several key terms; however, a number of significant issues and numerous details remain to be negotiated and resolved. The parties are currently working to address the remaining unresolved issues and details in a joint plan of reorganization and related settlement agreement. Should the remaining issues and details not be negotiated and resolved to the mutual satisfaction of the parties, the parties may be unable to resolve the B&W Chapter 11 proceedings through settlement. Additionally, the potential settlement will be subject to various conditions, including the requisite approval of the asbestos claimants, the Bankruptcy Court confirmation of a plan of reorganization reflecting the settlement and approval by MII's stockholders. The agreement in principle, as modified by subsequent settlement discussions through the date of this report, includes the following key terms:

          o MII would assign all its equity in B&W to (1) one or more trusts to be created for the benefit of the asbestos claimants and (2) certain other claimants.

          o MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trusts.

          o MII would issue 4.75 million shares of restricted common stock to the trusts. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trusts would also be subject to an MII right of first refusal. If any of the shares issued to the trusts are still held by the trusts after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elects to issue shares to satisfy this guaranty obligation, it would not be required to issue more than 12.5 million shares.

          o MII or one of its domestic subsidiaries would issue promissory notes to the trusts. In exchange for the forgiveness of certain intercompany indebtedness owed to B&W and its subsidiaries, the settlement discussions have resulted in an increase in the aggregate principal amount of the notes from $85 million to $92 million and an extension of their final maturity from 10 to 11 years. The notes would be unsecured obligations and would provide for payments of principal of $8.36 million per year to be payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year.

          o MII and all its past and present directors, officers and affiliates, including its captive insurers, would receive the full benefit of Section 524(g) of the Bankruptcy Code with respect to personal injury asbestos-related claims and would be released and protected from all pending and future asbestos-related claims stemming from B&W's operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including but not limited to claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

          o The settlement would be conditioned on the approval by MII's stockholders of the terms of the settlement outlined above.

As the settlement discussions remain in their early stages, we expect that some of the court proceedings in or relating to the B&W Chapter 11 case will continue and that the parties will continue to maintain their previously asserted positions. The Bankruptcy Court has directed the parties to file a disclosure statement which reflects the status of the negotiations by December 19, 2002. Following that filing, the Bankruptcy Court may schedule further proceedings concerning this matter. The process of finalizing and implementing the settlement could take up to a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

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

Despite our recent progress in our settlement discussions, there are continuing risks and uncertainties that will remain with us until the requisite approvals are obtained and the final settlement is reflected in a plan of reorganization that is confirmed by the Bankruptcy Court pursuant to a final nonappealable order of confirmation.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposures to market risks have not changed materially from that disclosed in
Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2001.

Item 4.   Controls and Procedures

Within the 90-day period immediately preceding the filing of this report, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 3.1* - McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference herein to Exhibit
          3.1 to McDermott International, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

          Exhibit 3.2* - Amended and Restated By-Laws of McDermott International, Inc. (incorporated by reference herein to Exhibit 3.2 to McDermott International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-08430)).

          Exhibit 3.3* - Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

     (b)  Reports on Form 8-K

          On July 23, 2002, we filed a report on Form 8-K dated July 22, 2002. Our report included Item 5 - Other Events.

          On August 12, 2002, we filed a report on Form 8-K dated August 12, 2002. Our report included Item 9 - Regulation FD Disclosure.

          On October 4, 2002, we filed a report on Form 8-K dated October 3, 2002. Our report included Item 5 - Other Events and Item 7 - Financial Statements and Exhibits.

          On October 15, 2002, we filed a report on Form 8-K dated October 15, 2002. Our report included Item 5 - Other Events.

-----------

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

November 14, 2002

                                 CERTIFICATIONS

I, Bruce W. Wilkinson, chief executive officer of McDermott International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of McDermott International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002


                                     /s/ Bruce W. Wilkinson
                                     ------------------------------------------
                                     Bruce W. Wilkinson
                                     Chief Executive Officer

I, Francis S. Kalman, chief financial officer of McDermott International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of McDermott International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002


                                     /s/ Francis S. Kalman
                                     ------------------------------------------
                                     Francis S. Kalman
                                     Chief Financial Officer

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

-----------

* Incorporated by reference to the filing indicated.