Form 10-K
period 2002-12-31
MCDERMOTT INTERNATIONAL INC
filed 2003-03-31
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                     F O R M 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [X] NO [ ]

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was $258,410,985 as of January 31, 2003.

The number of shares of the registrant's common stock outstanding at January 31, 2003 was 64,831,612.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                          McDERMOTT INTERNATIONAL, INC.

                                INDEX - FORM 10-K

                                     PART I

                                                                                                                          PAGE
Items 1. & 2.     BUSINESS AND PROPERTIES
           A.   General                                                                                                    1

           B.   Marine Construction Services
                  General                                                                                                  3
                  Foreign Operations                                                                                       4
                  Raw Materials                                                                                            4
                  Customers and Competition                                                                                5
                  Backlog                                                                                                  5
                  Factors Affecting Demand                                                                                 6

           C.   Government Operations
                  General                                                                                                  6
                  Raw Materials                                                                                            6
                  Customers and Competition                                                                                6
                  Backlog                                                                                                  7
                  Factors Affecting Demand                                                                                 7

           D.   Patents and Licenses                                                                                       7

           E.   Research and Development Activities                                                                        7

           F.   Insurance                                                                                                  7

           G.   Employees                                                                                                  9

           H.   Governmental Regulations and Environmental Matters                                                         9

           I.   Risk Factors                                                                                              11

           J.   Cautionary Statement Concerning Forward-Looking Statements                                                19

           K.   Available Information                                                                                     21

Item 3.       LEGAL PROCEEDINGS                                                                                           21

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                         28

                                     PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                   28

Item 6.       SELECTED FINANCIAL DATA                                                                                     29

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       30
               General                                                                                                    30
               Critical Accounting Policies and Estimates                                                                 32
               Year Ended December 31, 2002 Compared to Year Ended December 31, 2001                                      35
               Year Ended December 31, 2001 Compared to Year Ended December 31, 2000                                      37
               Effects of Inflation and Changing Prices                                                                   39
               Liquidity and Capital Resources                                                                            39
               New Accounting Standards                                                                                   44

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                  46

                                INDEX - FORM 10-K


                                                                                                                         PAGE
Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Report of Independent Accountants                                                                          48
               Consolidated Balance Sheets - December 31, 2002 and December 31, 2001                                      49
               Consolidated Statements of Loss for the Years Ended December 31, 2002, 2001 and 2000                       51
               Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2002, 2001 and 2000         52
               Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2002,           53
                2001 and 2000
               Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                 54
               Notes to Consolidated Financial Statements                                                                 55

 Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                       102

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                         102

Item 11.      EXECUTIVE COMPENSATION                                                                                     102

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
              STOCKHOLDER MATTERS                                                                                        103

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                             103

Item 14.      CONTROLS AND PROCEDURES                                                                                    103

                                     PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                            103

Signatures                                                                                                               106

Certifications                                                                                                           107

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

                                    P A R T I

Items 1. and 2.   BUSINESS AND PROPERTIES

A.       GENERAL

McDermott International, Inc. ("MII") was incorporated under the laws of the Republic of Panama in 1959 and is the parent company of the McDermott group of companies, which includes:

         - J. Ray McDermott, S.A., a Panamanian subsidiary of MII ("JRM"), and its consolidated subsidiaries;

         - McDermott Incorporated, a Delaware subsidiary of MII ("MI"), and its consolidated subsidiaries;

         - Babcock & Wilcox Investment Company, a Delaware subsidiary of MI ("BWICO");

         - BWX Technologies, Inc., a Delaware subsidiary of BWICO ("BWXT"), and its consolidated subsidiaries; and

         - The Babcock & Wilcox Company, an unconsolidated Delaware subsidiary of BWICO ("B&W").

In this Annual Report on Form 10-K, unless the context otherwise indicates, "we," "us" and "our" mean MII and its consolidated subsidiaries.

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve all their asbestos liability. As of February 22, 2000, B&W's operations have been subject to the jurisdiction of the Bankruptcy Court and, as a result, our access to cash flows of B&W and its subsidiaries is restricted. The B&W Chapter 11 proceedings require a significant amount of management's attention, and they represent an uncertainty in the financial marketplace. See Section I, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 20 to our consolidated financial statements for further information concerning the effects of the Chapter 11 filing.

Due to the bankruptcy filing, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and we have been presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the quarter ended June 30, 2002. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement is probable and that the value is reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings of $110.0 million, including related tax expense of $23.6 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 20 to our consolidated financial statements for further information on B&W and information regarding developments in negotiations relating to the B&W Chapter 11 proceedings.

Historically, we have operated in four business segments:

         - Marine Construction Services includes the results of operations of JRM and its subsidiaries, which supply worldwide services to customers in the offshore oil and gas exploration and production and hydrocarbon processing industries and to other marine construction companies. This segment's principal activities include the front-end and detailed engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. This segment also provides comprehensive project management and procurement services. This segment operates throughout the world in most major offshore oil and gas producing regions, including the Gulf of Mexico, West Africa, South America, the Middle East, India, the Caspian Sea and Southeast Asia.

         - Government Operations includes the results of operations of BWXT. This segment supplies nuclear components to the U.S. Navy and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy ("DOE"). Government Operations also includes the results of McDermott Technology, Inc. ("MTI"). Historically, MTI performed research activities for our other segments and marketed, negotiated and administered research and development contracts. However, we have determined to decentralize our research and development activities and we are in the process of incorporating most of MTI's other operations into BWXT.

         - Industrial Operations included the results of operations of McDermott Engineers & Constructors (Canada) Ltd. ("MECL"), a subsidiary that we sold to a unit of Jacobs Engineering Group Inc. on October 29, 2001.

         - Power Generation Systems includes the results of operations of our Power Generation Group, which is conducted primarily through B&W and its subsidiaries. This segment provides a variety of services, equipment and systems to generate steam and electric power at energy facilities worldwide. Due to B&W's Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W's and its subsidiaries' results of operations in our consolidated financial statements. Through February 21, 2000, B&W's and its subsidiaries' results are reported as Power Generation Systems B&W in the segment information that follows. See Note 20 to our consolidated financial statements for information on the condensed consolidated results of B&W and its subsidiaries.

Currently, excluding B&W and its subsidiaries, our operations consist of Marine Construction Services and Government Operations.

The following tables summarize our revenues and operating income for the years ended December 31, 2002, 2001 and 2000. See Note 17 to our consolidated financial statements for additional information about our business segments and operations in different geographic areas.

                                                     Year Ended
                                                     December 31,
                                       2002            2001           2000
                                       ----            ----           ----
                                                  (In Millions)
REVENUES
 Marine Construction Services       $  1,148.0     $    848.5      $   757.5
 Government Operations                   553.8          494.0          444.0
 Industrial Operations                       -          507.2          426.3
 Power Generation Systems - B&W              -              -          155.8
 Power Generation Systems                 46.9           47.8           33.8
 Eliminations                                -           (0.6)          (3.7)
 ---------------------------------------------------------------------------
                                    $  1,748.7     $  1,896.9      $ 1,813.7
 ===========================================================================

                                                   Year Ended
                                                   December 31,
                                       2002            2001            2000
                                       ----            ----            ----
                                                   (In Millions)
OPERATING INCOME:
 Segment Operating Income (Loss):
 Marine Construction Services       $   (162.6)     $     14.5       $   (33.6)
 Government Operations                    34.6            29.3            33.2
 Industrial Operations                       -             9.9             9.8
 Power Generation Systems - B&W              -               -             7.2
 Power Generation Systems                 (2.8)           (3.6)           (7.8)
 -----------------------------------------------------------------------------
                                    $   (130.8)     $     50.1       $     8.8
-----------------------------------------------------------------------------
 Gain (Loss) on Asset Disposals
   and Impairments - Net:
 Marine Construction Services       $   (320.9)     $     (3.6)      $    (1.0)
 Government Operations                       -            (0.1)           (1.1)
 Industrial Operations                       -               -            (0.1)
 -----------------------------------------------------------------------------
                                    $   (320.9)     $     (3.7)      $    (2.2)
 -----------------------------------------------------------------------------
 Equity in Income (Loss) from Investees:
 Marine Construction Services       $      5.3      $     10.4       $     2.9
 Government Operations                    24.6            23.0            11.1
 Industrial Operations                       -             0.1             0.1
 Power Generation Systems - B&W              -               -             0.8
 Power Generation Systems                 (2.2)            0.6           (24.6)
 -----------------------------------------------------------------------------
                                    $     27.7      $     34.1       $    (9.7)
 -----------------------------------------------------------------------------
 Write-off of investment in B&W         (224.7)              -               -
 Other unallocated                        (1.5)              -               -
 Corporate                               (23.6)           (5.1)            8.0
 -----------------------------------------------------------------------------
                                    $   (673.8)     $     75.4       $     4.9
 =============================================================================

        See Note 17 to our consolidated financial statements for further information on Corporate.

B.       MARINE CONSTRUCTION SERVICES

General

In January 1995, we organized JRM and contributed substantially all of our marine construction services business to it. JRM then acquired Offshore Pipelines, Inc. ("OPI") in a merger transaction. Prior to the merger with OPI, JRM was a wholly owned subsidiary of MII. As a result of the merger, JRM became a majority-owned subsidiary of MII. In June 1999, MII acquired all of the publicly held shares of JRM common stock.

The Marine Construction Services segment's business involves the front-end and detailed engineering, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. This segment also provides comprehensive project management and procurement services. This segment operates throughout the world in most major offshore oil and gas producing regions, including the Gulf of Mexico, West Africa, South America, the Middle East, India, the Caspian Sea and Southeast Asia.

At December 31, 2002, JRM owned or operated six fabrication facilities throughout the world. Its principal domestic fabrication yard and offshore base is located on 1,114 leased acres of land near Morgan City, Louisiana. It also wholly owns or operates fabrication facilities in the following locations: near Corpus Christi, Texas; in Indonesia on Batam Island; and in Jebel Ali, U.A.E. JRM also owns and operates, through a 95% interest in a consolidated subsidiary, a ship repair yard in Veracruz, Mexico, which is also used as a fabrication facility. JRM also operates a portion of the Shelfprojectstroy fabrication facility in Baku, Azerbaijan. This facility is owned by the State Oil Company of the Azerbaijan Republic.

JRM's fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment, most of which is movable. JRM can fabricate a full range of offshore structures, from conventional jacket-type fixed platforms to deepwater platform configurations employing spar, compliant-tower and tension leg technologies, as well as floating production, storage and offtake ("FPSO") technology. JRM also fabricates platform deck structures and modular components, including complete production processing systems, hydrocarbon separation and treatment systems, pressure and flow control systems and personnel quarters.

Expiration dates, including renewal options, of leases covering land for JRM's fabrication yards at December 31, 2002, were as follows:

Morgan City, Louisiana                      Years 2004-2048
Jebel Ali, U.A.E.                           Year 2015
Batam Island, Indonesia                     Year 2028
Veracruz, Mexico                            Year 2024

JRM owns a large fleet of marine equipment used in major offshore construction. The nucleus of a "construction spread" is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. At December 31, 2002, JRM owned or, through ownership interests in joint ventures, had interests in five derrick vessels, one pipelaying vessel and eight combination derrick-pipelaying vessels. The lifting capacities of the derrick and combination derrick-pipelaying vessels range from 600 to 5,000 tons. These vessels range in length from 350 to 698 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional gear. JRM's largest vessel is the semisubmersible derrick barge 101, which we plan to sell in 2003. Six of the vessels are self-propelled, with two also having dynamic positioning systems. JRM also has a substantial inventory of specialized support equipment for deepwater construction and pipelay. In addition, JRM owns or leases a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of its major marine construction vessels.

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

Foreign Operations

JRM's revenues, net of intersegment revenues, segment income derived from operations located outside of the United States, and the approximate percentages to our total consolidated revenues and total consolidated segment income (loss), respectively, follow:

                                                  Revenues        Segment Income (Loss)
                                             Amount     Percent     Amount     Percent
                                                       (Dollars in thousands)
Year ended December 31, 2002               $  528,792      30%    $ (5,128)(1)    1%
Year ended December 31, 2001               $  327,604      17%    $  8,801       11%
Year ended December 31, 2000               $  494,689      27%    $  5,865        -

(1)Excludes $313.0 million goodwill impairment charge.

Raw Materials

Our Marine Construction Services segment uses raw materials, such as carbon and alloy steels in various forms, welding gases, concrete, fuel oil and gasoline, which are available from many sources. JRM is not dependent upon any single supplier or source for any of these materials. Although shortages of some of these materials and fuels have existed from time to time, no serious shortage exists at the present time.

Customers and Competition

Our Marine Construction Services segment's principal customers are oil and gas companies, including several foreign government-owned companies. These customers contract with JRM for project management, engineering, procurement, fabrication and installation of offshore drilling and production platforms and other specialized structures, modular facilities, marine pipelines and subsea production systems. Contracts are usually awarded on a competitive-bid basis. A number of companies compete effectively with JRM and its joint ventures in each of the separate marine construction phases in various parts of the world. These competitors include Global Industries, Ltd., Gulf Island Fabrication, Inc., Heerema Offshore Construction Group, Inc., Hyundai Heavy Industries, Nippon Steel Corporation, Saipem S.p.A., Stolt Offshore S.A., Technip Offshore and Horizon Offshore, Inc.

Our Marine Construction Services segment performs a substantial number of projects on a fixed-price basis. This segment attempts to cover increased costs of anticipated changes in labor, material and service costs of our long-term contracts, either through an estimation of such changes, which is reflected in the original price, or through price escalation clauses. However, for first-of-a-kind projects we have undertaken in recent periods, we have been unable to forecast accurately total cost to complete until we have performed all major phases of the project. As demonstrated by our experience on these contracts, revenue, cost and gross profit realized on fixed-price contracts will often vary from the estimated amounts because of changes in job conditions and variations in labor and equipment productivity over the term of the contract. Our Marine Construction Services segment may experience reduced profitability or losses on projects as a result of these variations and the risks inherent in the marine construction industry.

Backlog

At December 31, 2002 and 2001, our Marine Construction Services segment's backlog amounted to $2.1 billion and $1.8 billion, respectively. This represents approximately 56% and 62% of our total consolidated backlog at December 31, 2002 and 2001, respectively. Of the December 31, 2002 backlog, we expect to recognize approximately $1.5 billion in revenues in 2003, $0.4 billion in 2004 and $0.2 billion thereafter.

JRM has historically performed work on a fixed-price, cost-plus or day-rate basis or a combination thereof. More recently, certain contracts have introduced a risk-and-reward element wherein a portion of total compensation is tied to the overall performance of the partners in an alliance. Most of JRM's long-term contracts have provisions for progress payments.

During the year ended December 31, 2002, our Marine Construction Services segment was awarded the following contracts, among others:

         - a contract for approximately $340 million for Azerbaijan International Operating Company in Baku for the fabrication of two integrated topside facilities;

         - a fixed-price contract for approximately $250 million for Murphy Exploration & Production Company to engineer, procure, fabricate and install a spar offshore production facility for the "Front Runner" development project in the deepwater Gulf of Mexico;

         - a fixed-price contract for approximately $80 million for Oil & Natural Gas Corporation Ltd., through Engineers India Limited, the prime contractor, to fabricate and install two platforms, pipelines and platform modifications in the Mumbai North Field, offshore India;

         - a contract for approximately $65 million for BP Trinidad and Tobago LLC to fabricate, construct and load out two offshore platforms; and

         - a fixed-price contract for approximately $55 million for Al Khafi Joint Operations to procure, fabricate and install a utility platform and install submarine cable onshore to offshore Saudi Arabia in the Persian Gulf.

Factors Affecting Demand

Our Marine Construction Services segment's activity depends mainly on the capital expenditures of oil and gas companies and foreign governments for construction of development projects. Numerous factors influence these expenditures, including:

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

See Section I for further information on factors affecting demand.

C.       GOVERNMENT OPERATIONS

General

Our Government Operations segment provides nuclear components and various services to the U.S. Government. Examples of this segment's activities include environmental restoration services and the management of government-owned facilities, primarily within the nuclear weapons complex of the DOE.

This segment's principal plants are located in Lynchburg, Virginia; Barberton, Ohio; and Mount Vernon, Indiana. BWXT conducts all the operations of our Government Operations segment.

Raw Materials

Our Government Operations segment relies on certain sole source suppliers for materials used in its products. We believe these suppliers are viable, and we and the U.S. Government expend significant effort to maintain the supplier base.

Customers and Competition

Our Government Operations' segment supplies nuclear components for the U.S. Navy. There are a limited number of suppliers of specialty nuclear components, with BWXT being the largest based on revenues. Through the operations of this segment, we are also involved along with other companies in the operation of:

         - the Idaho National Engineering and Environmental Laboratory near Idaho Falls, Idaho;

         -        the Rocky Flats Environmental Technology Site near Boulder,
                  Colorado;

         -        the Savannah River Site in Aiken, South Carolina;

         -        the Strategic Petroleum Reserve in and around New Orleans,
                  Louisiana;

         -        the Pantex Site in Amarillo, Texas;

         - the Oak Ridge National Lab Site (the "Y-12" facility) in Oak Ridge, Tennessee; and

         -        the Miamisburg Closure Project in Miamisburg, Ohio.

All of these contracts are subject to annual funding determinations by the U.S. Government.

The U.S. Government accounted for approximately 29%, 24% and 23% of our total consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively, including 22%, 18% and 17%, respectively, related to nuclear components.

Backlog

At December 31, 2002 and 2001, our Government Operations segment's backlog amounted to $1.7 billion and $1.0 billion, or approximately 44% and 36%, respectively, of our total consolidated backlog. Of the December 31, 2002 backlog in this segment, we expect to recognize revenues of approximately $0.5 billion in 2003, $0.4 billion in 2004 and $0.8 billion thereafter, of which we expect to recognize approximately 90% in 2005 through 2007. At December 31, 2002, this segment's backlog with the U.S. Government was $1.6 billion (of which $266.5 million had not yet been funded), or approximately 43% of our total consolidated backlog. During the year ended December 31, 2002, the U.S. Government awarded this segment new orders of approximately $1.1 billion.

Factors Affecting Demand

This segment's operations are generally capital-intensive on the manufacturing side. This segment may be impacted by U.S. Government budget restraints and delays.

The demand for nuclear components for the U.S. Navy comprises a substantial portion of this segment's backlog. We expect that orders for nuclear components will continue to be an increasing part of backlog for the foreseeable future.

See Section I for further information on factors affecting demand.

D.       PATENTS AND LICENSES

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

E.       RESEARCH AND DEVELOPMENT ACTIVITIES

We have decentralized our research and development activities and now conduct our principal research and development activities through individual business units at our various manufacturing plants and engineering and design offices. Our research and development activities cost approximately $61.6 million, $58.3 million and $50.2 million in the years ended December 31, 2002, 2001 and 2000, respectively. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Of our total research and development expenses, our customers paid for approximately $47.8 million, $46.6 million and $34.8 million in the years ended December 31, 2002, 2001 and 2000, respectively.

F.       INSURANCE

We maintain liability and property insurance in amounts we consider adequate for those risks we consider necessary. Some risks are not insurable or insurance to cover them is available only at rates that we consider uneconomical. These risks include war and confiscation of property in some areas of the world, pollution liability in excess of relatively low limits and asbestos liability. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. Insurance or contractual indemnity protection, when obtained, may not be sufficient or effective under all circumstances or against all hazards to which we may be subject.

Our insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of our utility customers. To protect against liability for damage to a customer's property, we endeavor to obtain waivers of subrogation from the customer and its insurer and are usually named as an additional insured under the utility customer's nuclear property policy.

To protect against liability from claims brought by third parties, we are insured under the utility customer's nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that Price-Anderson was in full force and effect continue to receive the benefit of the Price-Anderson Act nuclear indemnity. The Price-Anderson Act last expired on August 1, 2002, and was subsequently extended through December 31, 2004. BWXT currently has no contracts involving nuclear materials covered by the Price-Anderson Act that are not covered by and subject to the nuclear indemnity of the Price-Anderson Act.

Although we do not own or operate any nuclear reactors, we have coverage under commercially available nuclear liability and property insurance for three of our four locations that are licensed to possess special nuclear materials. The fourth location operates primarily as a conventional research center. This facility is licensed to possess special nuclear material and has a small and limited amount of special nuclear material on the premises. Two of the four facilities are located at our Lynchburg, Virginia site. These facilities are insured under a nuclear liability policy that also insures the facility of Framatome Cogema Fuel Company ("FCFC"), formerly B&W Fuel Company, which we sold during the fiscal year ended March 31, 1993. All three licensed facilities share the same nuclear liability insurance limit, as the commercial insurer would not allow FCFC to obtain a separate nuclear liability insurance policy. Due to the type or quantity of nuclear material present under contract with the U.S. Government, the two facilities in Lynchburg have statutory indemnity and limitation of liability under the Price-Anderson Act. In addition, our contracts to manufacture and supply nuclear components to the U.S. Government contain statutory indemnity clauses under which the U.S. Government has assumed the risks of public liability claims related to nuclear incidents.

JRM's offshore construction business is subject to the usual risks of operations at sea. JRM has additional exposure because it uses expensive construction equipment, sometimes under extreme weather conditions, often in remote areas of the world. In many cases, JRM also operates on or in proximity to existing offshore facilities. These facilities are subject to damage that could result in the escape of oil and gas into the sea. Certain contractual protections historically provided by JRM's customers have eroded and are not available in all cases.

As a result of the asbestos contained in commercial boilers and other products B&W and certain of its subsidiaries sold, installed or serviced in prior decades, B&W is subject to a substantial volume of nonemployee liability claims asserting asbestos-related injuries. The vast majority of these claims relate to exposure to asbestos occurring prior to 1977, the year in which the U.S. Occupational Safety and Health Administration adopted new regulations that impose liability on employers for, among other things, job-site exposure to asbestos.

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

B&W had agreements with the majority of its excess-coverage insurers concerning the method of allocating products liability asbestos claim payments to the years of coverage under the applicable policies. See Note 20 to our consolidated financial statements for information regarding B&W's Chapter 11 filing and liability for nonemployee asbestos claims.

We have several wholly owned insurance subsidiaries that provide general and automotive liability insurance and, from time-to-time, builder's risk within certain limits, marine hull and workers' compensation insurance to our companies. These insurance subsidiaries have not provided significant amounts of insurance to unrelated parties. These captive insurers provide certain coverages for our subsidiary entities and related coverages. Claims as a result of our operations, or arising in the B&W Chapter 11 proceedings, could adversely impact the ability of these captive insurers to respond to all claims presented, although we believe such a result is unlikely.

BWXT, through two of its dedicated limited liability companies, has long-term management and operating agreements with the U.S. Government for the Pantex and Y-12 facilities. Most insurable liabilities arising from these sites are not protected in our corporate insurance program but rely on government contractual agreements and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims, and we expect it to continue this process during our administration of these two facilities. However, it should be noted that, in most situations, the U. S. Government is contractually obligated to pay, subject to the availability of authorized government funds.

As a result of the impact of the September 11, 2001 terrorist attacks, we have experienced higher costs, higher deductibles and more restrictive terms and conditions as we have renewed our insurance coverage. Specifically, several of our insurance programs, including property, onshore builder's risk and others, now contain exclusions that were not previously applicable, including war and acts of terrorism. This issue has been impacted by the Terrorism Risk Insurance Act, although at this point insurers are quite divergent in the prices and coverage they are offering. We expect to continue to maintain coverage that we consider adequate at rates that we consider economical. However, some previously insured risks may no longer be insurable or insurance to cover them will be available only at rates that we consider uneconomical.

G.       EMPLOYEES

At December 31, 2002, we employed approximately 18,200 persons compared with 13,300 at December 31, 2001. Approximately 7,100 of our employees were members of labor unions at December 31, 2002, compared with approximately 4,700 at December 31, 2001. Many of our operations are subject to union contracts, which we customarily renew periodically.

Currently, we consider our relationship with our employees to be satisfactory.

H.       GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

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

Our compliance with U.S. federal, state and local environmental control and protection regulations necessitated capital expenditures of $0.3 million in the year ended December 31, 2002. We expect to spend another $1.4 million on such capital expenditures over the next five years. Complying with existing environmental regulations resulted in pretax charges of approximately $11.0 million in the year ended December 31, 2002. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly.

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

Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities"), and B&W proceeded to decommission the facilities in accordance with its existing license from the Nuclear Regulatory Commission (the"NRC"). B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2003. BWXT expects to request approval from the NRC to release the site for unrestricted use at that time. At December 31, 2002, the remaining provision for the decontamination, decommissioning and closing of these facilities was $0.4 million. By December 31, 2002, only a portion of the operation and maintenance aspect of the decommissioning and decontamination work at the Parks facility remained to be completed in order to receive NRC approval to terminate the NRC license. For a discussion of certain civil litigation we are involved in concerning the Parks Facilities, see Item 3.

The Department of Environmental Protection of the Commonwealth of Pennsylvania ("PADEP") advised B&W in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought related to potential groundwater contamination resulting from previous operations at the facilities. BWXT now owns these facilities. PADEP has advised BWXT that it does not intend to assess any monetary sanctions, provided that BWXT continues its remediation program for the Parks Facilities. Whether additional nonradiation contamination remediation will be required at the Parks facility remains unclear. Results from recent sampling completed by PADEP have indicated that such remediation may not be necessary.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.

The NRC's decommissioning regulations require BWXT and MTI to provide financial assurance that they will be able to pay the expected cost of decommissioning their facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance aggregating $29.9 million during the year ending December 31, 2003 by issuing letters of credit for the ultimate decommissioning of all their licensed facilities, except one. This facility, which represents the largest portion of BWXT's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the DOE.

An agreement between the NRC and the State of Ohio to transfer regulatory authority for MTI's NRC licenses for byproduct and source nuclear material was finalized in December 1999. In conjunction with the transfer of this regulatory authority and upon notification by the NRC, MTI issued decommissioning financial assurance instruments naming the State of Ohio as the beneficiary.

At December 31, 2002 and 2001, we had total environmental reserves (including provisions for the facilities discussed above) of $20.6 million and $21.2 million, respectively. Of our total environmental reserves at December 31, 2002 and 2001, $8.3 million and $6.1 million, respectively, were included in current liabilities. Our estimated recoveries of these costs totaling $0.2 million and $3.2 million, respectively, are included in accounts receivable - other in our consolidated balance sheet at December 31, 2002 and 2001. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

I.       RISK FACTORS

We have significant liquidity issues currently facing our company, including significant losses on our EPIC spar projects in the current year which require funding in 2003, as well as the need to refinance our new credit facility, which is scheduled to expire in April 2004.

Due primarily to the losses incurred on the three EPIC spar projects, we expect JRM to experience negative cash flows during 2003. Completion of the EPIC spar projects has and will continue to put a strain on JRM's liquidity. JRM intends to fund its cash needs through borrowings on our new credit facility, intercompany loans from MII and sales of nonstrategic assets, including certain marine vessels. In addition, under the terms of our new credit facility, JRM's letter of credit capacity was reduced from $200 million to $100 million. This reduction does not negatively impact our ability to execute the contracts in our current backlog. However, it will likely limit JRM's ability to pursue projects from certain customers who require letters of credit as a condition of award. We are exploring other opportunities to improve our liquidity position, including better management of working capital through process improvements, negotiations with customers to relieve tight schedule requirements and to accelerate certain portions of cash collections, and alternative financing sources for letters of credit for JRM. If JRM experiences additional significant contract costs on the EPIC spar projects as a result of unforeseen events, we may be unable to fund all our budgeted capital expenditures and meet all of our funding requirements for contractual commitments. In this instance, we would be required to defer certain capital expenditures, which in turn could result in curtailment of certain of our operating activities or, alternatively, require us to obtain additional sources of financing which may not be available to us or may be cost prohibitive.

MI experienced negative cash flows in 2002, primarily due to payments of taxes resulting from the exercise of MI's rights under the intercompany agreement we describe in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in Item 7 of this report. MI expects to meet its cash needs in 2003 through intercompany borrowings from BWXT, which BWXT may fund through borrowings under our new credit facility. MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII's other subsidiaries through cash dividends or through unsecured loans or investments.

On a consolidated basis, we expect to incur negative cash flows in the first three quarters of 2003. In addition, in March 2003, Moody's Investor Service lowered MI's credit rating from B2 to B3. These factors may further impact our access to capital and our ability to refinance our new credit facility, which is scheduled to expire in April 2004. Given our current credit rating and operating results, there can be no assurance that we can obtain additional access to third party funds, if required.

If we are unable to finalize a settlement in the B&W Chapter 11 proceedings, including obtaining the requisite approvals and Bankruptcy Court confirmation, with substantially the same terms as contained in the agreement in principle, our financial condition and results of operations may be materially and adversely affected.

During the year ended December 31, 2002, we reached an agreement in principle with the Asbestos Claimants Committee (the "ACC") and the Future Claimants Representative (the "FCR") in the B&W Chapter 11 proceedings, which includes the following key terms, among others:

         - MII would effectively assign all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

         - MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trust.

         - MII would issue 4.75 million shares of restricted common stock and cause those shares to be transferred to the trust, and MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance.

         - MI would issue promissory notes to the trust in an aggregate principal amount of $92.0 million, with principal payments of $8.4 million per year payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would be guaranteed by MII.

         - In exchange for those contributions, MII and its subsidiaries (other than B&W and its subsidiaries) would be released and indemnified from and against claims arising from B&W's use of asbestos and would receive other protections from claims arising from B&W activities.

The terms of the agreement in principle are reflected in a proposed consensual plan of reorganization that is on file with the Bankruptcy Court. At December 31, 2002, we established an estimate for the cost of the proposed settlement. However, there are continuing risks and uncertainties that will remain with us until the requisite approvals are obtained and the final settlement is reflected in a plan of reorganization that is confirmed by the Bankruptcy Court pursuant to a final, nonappealable order of confirmation. An agreed or litigated settlement, or the final decision by the Bankruptcy Court, could result in the ultimate liability exceeding amounts recorded as of December 31, 2002.

The asbestos claims and the B&W Chapter 11 proceedings require a significant amount of management's attention, and they represent an uncertainty in the financial marketplace. Until the uncertainty is resolved, we may be unable to deliver to our shareholders the maximum value potentially available to them through our operations and businesses, taken as a whole. There is no assurance that the proposed joint plan of reorganization, or any amendment thereto, will be approved by the Bankruptcy Court.

There are a number of issues and matters to be resolved before the ultimate outcome of the B&W Chapter 11 proceedings can be determined, including, among others, the following:

         -        the ultimate asbestos liability of B&W and its subsidiaries;

         - the outcome of negotiations with the ACC, the FCR and other participants in the Chapter 11 proceedings, concerning, among other things, the size and structure of the settlement trusts to satisfy the asbestos liability and the means for funding those trusts;

         - the outcome of negotiations with our insurers as to additional amounts of coverage available to B&W and its subsidiaries and as to the participation of those insurers in a plan to fund the settlement trusts;

         - the Bankruptcy Court's decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings, including the Court's periodic determinations as to whether to extend the existing preliminary injunction that prohibits asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of B&W, including MI, JRM and MII;

         - the continued ability of our insurers to reimburse B&W and its subsidiaries for payments made to asbestos claimants and the resolution of claims filed by insurers for recovery of insurance amounts previously paid for asbestos personal injury claims;

         - the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999, and the related ruling issued on April 17, 2002. See Item 3 and Note 10 to our consolidated financial statements for further information;

         - the outcome of objections and potential appeals involving approval of the disclosure statement and confirmation of the plan of reorganization;

         - final agreement regarding the proposed spin-off of the MI/B&W pension plan; and

         - final agreement on a tax sharing and tax separation arrangement between MI and B&W.

We have significant guarantee obligations, other contingent claim exposures and collateral agreements with creditors and customers of our subsidiaries, including B&W, that may impact our flexibility in addressing the liquidity issues currently facing our company or other needs for capital that may arise in the future, including the need to refinance our new credit facility which expires in April 2004.

In recent periods, MII has entered into credit arrangements to support its operating subsidiaries and, in some cases, guaranteed or otherwise become contingently liable for the credit arrangements and customer contractual obligations of its subsidiaries. These exposures include the following:

         - Parent guarantor exposure under our new credit facility. MII is the parent guarantor under a new $180 million credit facility for JRM and BWXT (the "New Credit Facility"). Accordingly, to the extent either JRM or BWXT borrows under that facility or obtains letters of credit under that facility, MII is liable for the obligations owing to the lenders under the facility. In addition, MII has collateralized its guaranty obligations under the New Credit Facility with 100% of the capital stock of MI and JRM. As of March 24, 2003, we had $10.1 million in cash advances and $111.7 million in letters of credit outstanding under the New Credit Facility.

         - B&W letter of credit exposure. At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146.5 million ($9.4 million at December 31, 2002) that were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24.9 million that were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of B&W's $300 million debtor-in-possession revolving credit facility (the "DIP Credit Facility") is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2002, approximately $51.4 million in letters of credit have been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit.

         - Indemnification obligations under surety arrangements. MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2002, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $121.0 million, of which $107.7 million related to the business operations of B&W and its subsidiaries.

As to the guarantee and indemnity obligations related to B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

The existence of these arrangements may adversely impact our flexibility in accessing new capital resources to address liquidity issues or other needs for capital that may arise in the future.

We are subject to loss and other contingencies relating to allegations of wrongdoing and anticompetitive acts made against MI, JRM, MII and others involving worldwide heavy-lift activities in the marine construction services industry.

In March 1997, we began an investigation into allegations of wrongdoing by a limited number of our former employees and former employees of JRM and others. The allegations concerned the heavy-lift business of one of JRM's joint ventures, which owned and operated a fleet of large derrick vessels with lifting capacities ranging from 3,500 to 13,200 tons, and JRM. On becoming aware of these allegations, we notified authorities, including the Antitrust Division of the U.S. Department of Justice ("DOJ"), the Securities and Exchange Commission ("SEC") and the European Commission. As a result of that prompt notification, the DOJ has granted immunity to MII, JRM and certain affiliates, and our officers, directors and employees at the time of disclosure, from criminal prosecution for any anticompetitive acts involving worldwide heavy-lift activities. We cooperated with the DOJ in its investigation into this and related matters. In February 2001, we were advised that the SEC had terminated its investigation and no enforcement action was recommended. The DOJ has also terminated its investigation.

In June 1998, a number of major and independent oil and gas exploration and development companies filed lawsuits in the United States District Court for the Southern District of Texas against, among others, MI, JRM and MII. These lawsuits allege, among other things, that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects. In addition to seeking injunctions to enjoin us and the other defendants from engaging in future anticompetitive acts, actual damages and attorneys' fees, the plaintiffs are requesting treble damages. In December 2000, a number of Norwegian oil companies, including Norwegian affiliates of several of the plaintiffs in the cases pending in the Southern District of Texas, filed lawsuits against us and others for alleged violations of the Norwegian Pricing Act of 1953, in connection with projects completed offshore Norway. The plaintiffs in these lawsuits are seeking recovery of alleged actual damages in unspecified amounts. Under applicable Norwegian law, any recovery by these plaintiffs would be limited to their actual damages, and those damages would be recoverable only to the extent the plaintiffs have not received cost reimbursements or other related recoveries from their customers or other third parties. We understand that the conduct alleged by the Norwegian plaintiffs is generally the same as the conduct alleged by the plaintiffs in the cases pending in the Southern District of Texas.

Although we have executed agreements to settle the heavy-lift antitrust claims filed by several of the plaintiffs in the Southern District of Texas, the litigation continues with the other plaintiffs. The ultimate outcome of this litigation or any actions that others may take in connection with the allegations we describe above could have a material adverse effect on our consolidated financial position, results of operations and cash flows. See Item 3 for additional information.

Our Marine Construction Services segment derives substantially all its revenues from companies in the oil and gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.

The demand for marine construction services has traditionally been cyclical, depending primarily on the capital expenditures of oil and gas companies for construction of development projects. These capital expenditures are influenced by such factors as:

         -        prevailing oil and gas prices;

         -        expectations about future prices;

         - the cost of exploring for, producing and delivering oil and gas;

         -        the sale and expiration dates of available offshore leases;

         - the discovery rate of new oil and gas reserves in offshore areas;

         - domestic and international political, military, regulatory and economic conditions;

         -        technological advances; and

         - the ability of oil and gas companies to generate funds for capital expenditures.

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

War, other armed conflicts or terrorist attacks could have a material adverse effect on our business.

Events leading to the war in Iraq, increasing military tension involving North Korea, as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks and unrest, have caused instability in the world's financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas in recent months. The war in Iraq, as well as threats of war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets and contribute to even higher levels of volatility in prices for oil and gas than those experienced in recent months. In addition, the war with Iraq could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. In addition, acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Although we have not experienced any material adverse effects on our results of operations as a result of armed conflicts and terrorist acts to date, we can provide no assurance that armed conflicts, terrorism and their effects on us or our markets will not significantly affect our business and results of operations in the future.

We are subject to risks associated with contractual pricing in the offshore marine construction industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our gross margins and profitability will decline.

Because of the highly competitive nature of the offshore marine construction industry, our Marine Construction Services segment performs a substantial number of its projects on a fixed-price basis. We attempt to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the revenue, cost and gross profit we realize on a fixed-price contract will often vary from the estimated amounts because of changes in job conditions and variations in labor and equipment productivity over the term of the contract. These variations and the risks generally inherent in the marine construction industry may result in the gross profits we realize being different from those we originally estimated and may result in reduced profitability or losses on projects. Specifically, during 2002, our Marine Construction Services segment has experienced material losses on its three Engineer, Procure, Install and Construct ("EPIC") spar projects: Medusa, Devils Tower and Front Runner. These contracts are first-of-a-kind as well as long-term in nature. We have experienced schedule delays and cost overruns on these contracts that have adversely impacted our financial results. These projects continue to face significant risks.

In addition, we recognize revenues under our long-term contracts in the Marine Construction Services segment on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. At December 31, 2002, we have provided for our estimated losses on the three EPIC spar projects and other contracts which are in a loss position. Although we continually strive to improve our ability to estimate our contract costs and profitability associated with our long-term projects, it is reasonably possible that current estimates could change and adjustments to overall contract costs may continue to be significant in future periods.

We face risks associated with recent legislative proposals that could change laws applicable to corporations that have completed inversion transactions.

As a result of our reorganization in 1982, which we completed through a transaction commonly referred to as an "inversion," our company is a corporation organized under the laws of the Republic of Panama. Recently, the U.S. House and Senate have considered legislation that would change the tax law applicable to corporations that have completed inversion transactions. Some of the legislative proposals have contemplated retroactive application and, in certain cases, treatment of such corporations as United States corporations for United States federal income tax purposes. Some of the legislative proposals have also contemplated additional limitations on the deductibility for United States federal income tax purposes of certain intercompany transactions, including intercompany interest expense. It is possible the legislation enacted in this area could substantially increase our corporate income taxes and, consequently, decrease our future net income and increase our future cash outlays for taxes. Other legislative proposals, if enacted, could limit or even prohibit our eligibility to be awarded contracts with the U.S. Government in the future. We are unable to predict with any level of certainty the likelihood or final form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments. As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation in this area.

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

We derive a significant portion of our revenues from international operations, including customers in the Middle East. Our international operations are subject to political, economic and other uncertainties not encountered in domestic operations. These include:

         - risks of war, particularly the risks associated with the war involving the United States and Iraq, and civil unrest;

         -        expropriation, confiscation or nationalization of our assets;

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

         - business interruption due to political action in foreign countries; and

         -        labor stoppages.

We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these. Some of the risks inherent in our operations are either not insurable or insurance is available only at rates that we consider uneconomical. This has particularly been the case following the September 11, 2001 terrorist attacks in New York City and Washington, D.C., which led to significant changes in various insurance markets, including decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs, and increased deductibles and self insured retentions. These changes were in addition to similar changes we had seen in certain markets prior to September 11, 2001. Risks which are difficult to insure include, among others, the risk of war and confiscation of property in certain areas of the world, losses or liability resulting from acts of terrorism, certain risks relating to construction, and pollution liability. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not in all cases be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on us.

BWXT, through two of its dedicated limited liability companies, has long-term management and operating agreements with the U.S. Government for the Y-12 and the Pantex facilities. Most insurable liabilities arising from these sites are not protected in our corporate insurance program but rely on government contractual agreements and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims and we expect it to continue this process during our administration of these two facilities. However, it should be noted that, in most situations, the U. S. Government is contractually obligated to pay, subject to the availability of authorized government funds.

We have captive insurers which provide certain coverages for our subsidiary entities and related coverages. Claims as a result of our operations, or arising in the B&W Chapter 11 proceedings, could adversely impact the ability of these captive insurers to respond to all claims presented, although we believe such a result is unlikely.

We depend on significant customers.

Some of our industry segments derive a significant amount of their revenues and profits from a small number of customers. The inability of these segments to continue to perform services for a number of their large existing customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.

Our significant customers include state and federal government agencies and utilities. In particular, our Government Operations segment derives substantially all its revenue from the U.S. Government. Some of our large multiyear contracts with the U.S. Government are subject to annual funding determinations. State and U.S. Government budget restraints and other factors affecting these governments may adversely affect our business.

We may not be able to compete successfully against current and future competitors.

Most industry segments in which we operate are highly competitive. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. This is significant to our offshore business in JRM, where capital investment is becoming critical to our ability to compete.

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

Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of former nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. See Section H for further information. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from contamination of the environment or personal injuries caused by releases of hazardous substances into the environment. For a discussion of civil proceedings of this nature in which we are currently involved, see Item 3.

We are subject to other risks that we discuss in other sections of this annual report.

For discussions of various factors that affect the demand for our products and services in our segments, see the discussions under the heading "Factors Affecting Demand" in each of Sections B and C. For a discussion of our insurance coverages and uninsured exposures, see Section F. For discussions of various legal proceedings in which we are involved, in addition to those we refer to above, see Item 3. In addition to the risks we describe or refer to above, we are subject to other risks, contingencies and uncertainties, including those we have referred to under the heading "Cautionary Statement Concerning Forward-Looking Statements" in Section J.

J.       CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

In addition, various statements this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Items 1 and 2-"Business and Properties" and Item 3-"Legal Proceedings" in Part I of this report and in

Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

         -        general economic and business conditions and industry trends;

         - the continued strength of the industries in which we are involved;

         - decisions about offshore developments to be made by oil and gas companies;

         -        the deregulation of the U.S. electric power market;

         -        the highly competitive nature of our businesses;

         - our future financial performance, including compliance with covenants in our credit facilities, availability, terms and deployment of capital;

         -        the continued availability of qualified personnel;

         - operating risks normally incident to offshore exploration, development and production operations;

         - our ability to replace or extend our current credit facility on or before April 30, 2004, given our results of operations in 2002 and our current credit rating;

         - the ability of JRM to maintain its forecasted financial performance, including its ability to manage costs associated with its EPIC spar projects;

         - changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings, including the results of ongoing civil lawsuits involving alleged anticompetitive practices in our marine construction business;

         - estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings and related settlement discussions involving B&W and certain of its subsidiaries and MII;

         - the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002;

         - the potential impact on available insurance due to the recent increases in bankruptcy filings by asbestos-troubled companies;

         - the potential impact on our insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

         - legislation recently proposed by members of the U.S. Congress that, if enacted, could reduce or eliminate the tax advantages we derive from being organized under the laws of the Republic of Panama;

         - recently proposed legislation that, if enacted, could limit or prohibit us from entering into contracts with the U.S. Government;

         -        changes in existing environmental regulatory matters;

         -        rapid technological changes;

         -        realization of deferred tax assets;

         - consequences of significant changes in interest rates and currency exchange rates;

         - difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

         - social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East and Southeast Asia;

         - the possibilities of war, other armed conflicts or terrorist attacks;

         -        effects of asserted and unasserted claims;

         -        our ability to obtain surety bonds and letters of credit;

         - the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

         - our ability to maintain builder's risk, liability and property insurance in amounts we consider adequate at rates that we consider economical, particularly after the impact on the insurance industry of the September 11, 2001 terrorist attacks.

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

K.       AVAILABLE INFORMATION

Our website address is www.mcdermott.com. We make available through this website under "SEC Filing," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

Item 3.  LEGAL PROCEEDINGS

In March 1997, we, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema") and the heavy-lift business of JRM. Upon becoming aware of these allegations, we notified authorities, including the Antitrust Division of the DOJ, the SEC and the European Commission. As a result of our prompt disclosure of the allegations, JRM, certain other affiliates and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the DOJ for any anticompetitive acts involving worldwide heavy-lift activities. In June 1999, the DOJ agreed to our request to expand the scope of the immunity to include a broader range of our marine construction activities and affiliates. The DOJ had also requested additional information from us relating to possible anticompetitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company.

On becoming aware of the allegations involving HeereMac, we initiated action to terminate JRM's interest in HeereMac, and, on December 19, 1997, Heerema acquired JRM's interest in exchange for cash and title to several pieces of equipment. We also terminated the McDermott-ETPM joint venture, and on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which was renamed
J. Ray McDermott Middle East, Inc.

On December 22, 1997, HeereMac and one of its employees pled guilty to criminal charges by the DOJ that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, the North Sea and the Far East. HeereMac and the HeereMac employee were fined $49.0 million and $0.1 million, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the DOJ investigation. Neither MII, JRM nor any of their officers, directors or employees were a party to those proceedings.

In July 1999, a former JRM officer pled guilty to charges brought by the DOJ that he participated in an international bid-rigging conspiracy for the sale of marine construction services. In May 2000, another former JRM officer was indicted by the DOJ for participating in a bid-rigging conspiracy for the sale of marine construction services in the Gulf of Mexico. His trial was held in February 2001 and, at the conclusion of the Government's case, the presiding judge directed a judgment of acquittal.

We cooperated fully with the investigations of the DOJ and the SEC into these matters. In February 2001, we were advised that the SEC had terminated its investigation and no enforcement action was recommended. The DOJ has also terminated its investigation.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the U.S District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively, "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the U.S. Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). The Fifth Circuit affirmed the district court decision in February 2000 and Statoil filed a motion for rehearing en banc. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied. On March 12, 2001, the plaintiffs' motion for rehearing en banc was denied by the Fifth Circuit in the Statoil Litigation. The plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court. On February 20, 2002, the U.S. Supreme Court denied the petition for certiorari. The plaintiffs filed a motion for rehearing by the U.S. Supreme Court. On April 15, 2002, the U.S. Supreme Court denied the motion for rehearing. During the year ended December 31, 2002, Heerema and MII executed agreements to settle the heavy-lift antitrust claims against Heerema and MII with British Gas and Phillips, and the Court has entered an order of dismissal.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C.; Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.;

Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Shell Litigation due to the Texas district court's lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non heavy-lift marine construction activity claims against the defendants. Currently, we are awaiting the court's decision on our motion to dismiss the foreign claims. During the year ended December 31, 2002, Heerema and MII executed agreements to settle heavy-lift antitrust claims against Heerema and MII with Exxon, Amoco Production Company, B.P. Exploration & Oil , Inc., Elf Exploration UK PLC and Elf Norge a.s., Total Oil Marine p.l.c., Burlington Resources Offshore, Inc., The Louisiana Land & Exploration Company, VK-Main Pass Gathering Company, LLC, Green Canyon Pipeline Company, L.L.C., Delos Gathering Company L.L.C., and the Court has entered an order of dismissal. In addition, Woodside Energy, Ltd. filed a motion of dismissal with prejudice, which was granted. Recently, we entered into a settlement agreement with Conoco, Inc. and the Court entered an order of dismissal.

On December 15, 2000, a number of Norwegian oil companies filed lawsuits against MII, Heeremac, Heerema and Saipem S.p.A. for violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway. Plaintiffs include Norwegian affiliates of various of the plaintiffs in the Shell Litigation pending in Houston. Most of the projects were performed by Saipem S.p.A. or its affiliates, with some by Heerema/HeereMac and none by JRM. We understand that the conduct alleged by plaintiffs is the same conduct that plaintiffs allege in the U.S. civil cases. The cases were heard by the Conciliation Boards in Norway during the first week of October 2001. The Conciliation Boards referred the cases to the court of first instance for further proceedings. The plaintiffs have one year from the date of referral to proceed with the cases. Several of the plaintiffs who filed cases before the Conciliation Boards have filed writs with the courts of first instance in order to commence the court proceedings. Settlement discussions are underway with these plaintiffs.

As a result of the initial allegations of wrongdoing in March 1997, we formed a special committee of our Board of Directors to monitor and oversee our investigation into all of these matters. Our Board of Directors concluded that the special committee was no longer necessary, and it was dissolved in 2002.

Because we have reached settlement agreements with the vast majority of the oil company claimants, we have adjusted our reserve to more appropriately reflect the risks and exposures of the remaining claims.

B&W and Atlantic Richfield Company ("ARCO") are defendants in a lawsuit filed on June 7, 1994 by Donald F. Hall, Mary Ann Hall and others in the U. S. District Court for the Western District of Pennsylvania. The suit involves approximately 500 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"). The plaintiffs in the Hall Litigation allege, among other things, that they suffered personal injury, property damage and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36.7 million in compensatory damages. In June 1999, the district court set aside the $36.7 million judgment and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters, which, following B&W's bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review.

In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8.0 million for which B&W seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. On April 28, 2001, in response to cross-motions for partial summary judgment, the Pennsylvania State Court issued its ruling regarding: (1) the applicable trigger of coverage under the Nuclear Energy Liability Policies issued by B&W's insurers; and (2) the scope of the insurers' defense obligations to B&W under these policies. With respect to the trigger of coverage, the Pennsylvania State Court held that "manifestation" is an applicable trigger with respect to the underlying claims at issue. Although the Court did not make any determination of coverage with respect to any of the underlying claims, we believe the effect of its ruling is to increase the amount of coverage potentially available to B&W under the policies at issue to $320.0 million. With respect to the insurers' duty to defend B&W, the Court held that B&W is entitled to separate and independent counsel funded by the insurers. On May 21, 2001, the Court granted the insurers' motion for reconsideration of the April 25, 2001 order. On October 1, 2001, the Court entered its order reaffirming its original substantive insurance coverage rulings and further certified the order for immediate appeal by any party. B&W's insurers filed an appeal in November 2001. On November 25, 2002, the Pennsylvania Superior Court affirmed the rulings in favor of B&W on the trigger of coverage and duty to defend issues. On December 24, 2002, B&W's insurers filed a petition for the allowance of an appeal in the Pennsylvania Supreme Court. The Pennsylvania Supreme Court has not yet made any determination regarding whether to accept discretionary review of the insurers' appeal.

The plaintiffs' remaining claims against B&W in the Hall Litigation have been automatically stayed as a result of the B&W bankruptcy filing. B&W filed a complaint for declaratory and injunctive relief with the Bankruptcy Court seeking to stay the pursuit of the Hall Litigation against ARCO during the pendency of B&W's bankruptcy proceeding due to common insurance coverage and the risk to B&W of issue or claim preclusion, which stay the Bankruptcy Court denied in October 2000. B&W appealed the Bankruptcy Court's Order and on May 18, 2001, the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding, affirmed the Bankruptcy Court's Order. We believe that all claims under the Hall Litigation will be resolved within the limits of coverage of our insurance policies; moreover, the proposed settlement agreement and plan of reorganization in the B&W Chapter 11 proceedings include an overall settlement of this dispute. However, should the B&W Chapter 11 settlement fail, or should the settlement particular to the Hall Litigation and the Apollo-Parks issue not be consummated, there may be an issue as to whether our insurance coverage is adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

In December 1998, a subsidiary of JRM (the "Operator Subsidiary") was in the process of installing the south deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. This lawsuit was filed in the U. S. District Court for the Eastern District of Louisiana against a number of parties, some of which brought third-party claims against the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel that attempted the lift of the deck module (the "Owner Subsidiary"). Both the Owner Subsidiary and the Operator Subsidiary were subsequently tendered as direct defendants to Texaco. In addition to Texaco's claims in the federal court action, damages for the loss of the south deck module have been sought by Texaco's builder's risk insurers in claims against the Owner Subsidiary and the other defendants, excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder's risk insurers in the federal court proceeding approximate $280 million. Texaco's federal court claims against the Operator Subsidiary were stayed in favor of a pending binding arbitration proceeding between them required by contract, which the Operator Subsidiary initiated to collect $23 million due for work performed under the contract, and in which Texaco also sought the same consequential damages and uninsured losses as it seeks in the federal court action, and also seeks approximately $2 million in other damages not sought in the federal court action. The federal court trial, on the issue of liability only, commenced in October 2001. On March 27, 2002, the Court orally found that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary's highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco's builder's risk insurers in addition to the claims of Texaco. On May 6, 2002, the Owner Subsidiary filed a notice of appeal of the April 5, 2002 order, which appeal it subsequently withdrew without prejudice for technical reasons. On January 13, 2003, the district court granted the Owner Subsidiary's motions for summary judgment with respect to Texaco's claims against the Owner Subsidiary, and vacated its previous findings to the contrary. The Court has not yet ruled on the Owner Subsidiary's similar motion against Texaco's builder's risk insurers. The case had been transferred to a new district court judge, but was subsequently transferred back to the original district court judge. The scheduled trial date of February 10, 2003 on damages and certain insurance issues has been continued without date. The trial in the binding arbitration proceeding commenced on January 13, 2003 and has proceeded on various dates through March 14, and will recommence on May 26, 2003 for one week and at various times thereafter. Although the Owner Subsidiary is not a party to the arbitration, we believe that the claims against the Owner Subsidiary, like those against the Operator Subsidiary, are governed by the contractual provisions which waive the recovery of consequential damages against the Operator Subsidiary and its affiliates. We plan to vigorously pursue the arbitration proceeding and any appeals process, if necessary, in the federal court action, and we do not believe that a material loss with respect to these matters is likely. In addition, we believe our insurance will provide coverage for the builder's risk and consequential damage claims in the event of liability. However, the ultimate outcome of the proceedings and any challenge by our insurers to coverage is uncertain, and an adverse ruling in either the arbitration or court proceeding or any potential proceeding with respect to insurance coverage for any losses, or any bonding requirements applicable to any appeal from an adverse ruling, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

In early April 2001, a group of insurers that includes certain underwriters at Lloyd's and Turegum Insurance Company (the "Plaintiff Insurers") who have previously provided insurance to B&W under our excess liability policies filed
(1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in terminating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers, which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W's rights and the obligations of the Plaintiff Insurers and other insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the District Court seeking dismissal of the Plaintiff Insurers' claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued January 4, 2002, the District Court granted MII's and B&W's motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers' claims lacked a factual or legal basis. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. We believe this ruling reflects the extent of the underwriter's contractual obligations and underscores that this coverage is available to settle B&W's asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were B&W's counterclaims against the Plaintiff Insurers and against other insurers. The parties agreed to dismiss without prejudice those of B&W's counterclaims seeking a declaratory judgment regarding the parties' respective rights and obligations under the settlement agreement. B&W's counterclaim seeking a money judgment for approximately $6.5 million due and owing by insurers under the settlement agreement remains pending. A trial of this counterclaim is scheduled for April 24, 2003. The parties have reached a preliminary agreement in principle to settle B&W's counterclaim for in excess of the claimed amounts, and approximately $4.3 million has been received to date from the insurers, subject to reimbursement in the event a final settlement agreement is not reached. Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. At this point, the Plaintiff Insurers have not indicated whether they intend to pursue an appeal.

On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, "Travelers") filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called "non-products" asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court and the ACC and the FCR have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers' complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos "non-products" liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers' duties and obligations with respect to coverage for B&W's asbestos liabilities. The Court has bifurcated the case into two phases, with Phase I addressing the issue of whether previous agreements between the parties serve to release Travelers from any coverage responsibility for asbestos "non-products" claims. On August 14, 2002, the Court granted B&W's and MII's motion for leave to file an amended answer and counterclaims, adding additional counterclaims against Travelers. Discovery was completed in September 2002 and the parties filed cross-motions for summary judgment, which were heard on February 26, 2003. We are awaiting the Court's ruling on these motions. No trial date has been scheduled.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding in the U.S. Bankruptcy Court for the Eastern District of Louisiana against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W's cancellation of a $313 million note receivable and B&W's transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W's claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceeding to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W's solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the Bankruptcy Court found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and FCR that we believe are resolved by the February 8, 2002 ruling. On March 20, 2002, at a hearing in the Bankruptcy Court, the judge granted this motion and dismissed all claims asserted in complaints filed by the ACC and the FCR regarding the 1998 transfer of certain assets from B&W to its parent, which ruling was memorialized in an Order and Judgment dated April 17, 2002 that dismissed the proceeding with prejudice. On April 26, 2002, the ACC and FCR filed a notice of appeal of the April 17, 2002 Order and Judgment and on June 20, 2002 filed their appeal brief. On July 22, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed their brief in opposition. The ACC and FCR have not yet filed their reply brief pending discussions regarding settlement and a consensual joint plan of reorganization. In addition, an injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 extends through April 14, 2003. See Note 20 to our consolidated financial statements for information regarding B&W's potential liability for nonemployee asbestos claims and additional information concerning the B&W Chapter 11 proceedings.

On July 12, 2002, AE Energietechnic GmbH ("Austrian Energy") applied for the appointment of a receiver in the Bankruptcy Court of Graz, Austria. Austrian Energy is a subsidiary of Babcock-Borsig AG, which filed for bankruptcy on July 4, 2002 in Germany. Babcock and Wilcox Volund ApS ("Volund"), which we sold to B&W in October 2002, is jointly and severally liable with Austrian Energy pursuant to both their consortium agreement as well as their contract with the ultimate customer, SK Energi, for construction of a biomass boiler facility in Denmark. As a result of performance delays attributable to Austrian Energy and other factors, SK Energi has asserted claims for damages associated with the failure to complete the construction and commissioning of the facility on schedule. On August 30, 2002, Volund filed a claim against Austrian Energy in the Austrian Bankruptcy Court to establish Austrian Energy's liability for SK Energi's claims, which was subsequently rejected in its entirety by Austrian Energy. On October 8, 2002, Austrian Energy notified Volund that it had terminated its consortium agreement with Volund in accordance with Austrian bankruptcy laws. Volund is pursuing its claims in the Austrian Bankruptcy Court as well as other potential remedies available under applicable law. Assuming no recovery from Austrian Energy, the cost to Volund is currently estimated at $2.5 million, which we accrued during the three months ended September 30, 2002. See
Note 2 to our consolidated financial statements for information concerning the sale of Volund to B&W.

In February 2002, one of our subsidiaries, J. Ray McDermott West Africa, Inc. ("JRMWA"), and Global Energy Company Limited ("GEC") entered into a joint venture agreement related to a construction project. The parties entered into an associated escrow agreement, with Citibank as the escrow agent, pursuant to which JRMWA deposited $10.2 million into an escrow account at Citibank. The joint venture agreement provided that, under certain circumstances of termination, GEC would be entitled to certain amounts from the escrow account and such transfer would constitute a full and final release of JRMWA from all obligations, and JRMWA would retain the remainder of the escrowed funds. On July 15, 2002, GEC filed two instruments with the High Court of Lagos State, Nigeria against JRMWA, and Citibank: (1) an application for injunction to restrain Citibank from remitting the sum of $10.2 million to JRMWA; and (2) a lawsuit seeking a declaration that GEC is entitled to specific performance and that the $10.2 million held by Citibank can only be exchanged for shares representing a
12.75 % interest in Nigerdock Nigeria PLC. Also on July 15, 2002, JRMWA filed an application for injunction to restrain Citibank from remitting $1.3 million to GEC, which application for injunctive relief JRMWA subsequently dismissed as duplicative. On August 19, 2002, JRMWA filed a motion to stay proceedings in Nigeria in lieu of arbitration in London, as provided for in the joint venture agreement. GEC had attempted through a series of motions to dismiss JRMWA's motion to stay proceedings in lieu of arbitration. The hearing on JRMWA's motion to stay was set for October 30, 2002 and on that date the parties agreed to a settlement. Pursuant to the settlement, GEC received $1.8 million and JRMWA received $8.4 million of the escrowed funds, JRMWA waived invoiced amounts of approximately $1.0 million and each party was granted a full and final release and discharge of all claims. This settlement was entered as an order of the Nigerian High Court on October 31, 2002.

In September 2002, we were advised that the Securities and Exchange Commission and the New York Stock Exchange were conducting inquiries into the trading of MII securities occurring prior to our public announcement of August 7, 2002 with respect to our second quarter 2002 results, our revised 2002 guidance and developments in negotiations relating to the B&W Chapter 11 proceedings. We have recently become aware of a formal order of investigation issued by the SEC in connection with its inquiry, pursuant to which the Staff of the SEC has requested additional information from us and several of our current and former officers and directors. We continue to cooperate fully with both inquiries and have provided all information that has been requested. Several of our current and former officers and directors have voluntarily given interviews and have responded, or are in the process of responding, to SEC subpoenas requesting additional information.

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

See Note 20 to our consolidated financial statements for information regarding B&W's potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                   PART  II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our common stock is traded on the New York Stock Exchange. High and low stock prices in the years ended December 31, 2001 and 2002 were as follows:

                          YEAR ENDED DECEMBER 31, 2001

                                          SALES PRICE
                                          -----------
QUARTER ENDED                     HIGH                 LOW
                                  ----                 ---
March 30, 2001               $      16.850         $    10.125
June 29, 2001                $      14.440         $     9.890
September 28, 2001           $      12.020         $     7.500
December 31, 2001            $      12.570         $     7.310

                          YEAR ENDED DECEMBER 31, 2002

                                          SALES PRICE
                                          -----------
QUARTER ENDED                     HIGH                 LOW
                                  ----                 ---
March 31, 2002               $      16.420         $    10.950
June 30, 2002                $      17.290         $     5.600
September 30, 2002           $       8.100         $     2.950
December 31, 2002            $       6.640         $     2.340

In the third quarter of 2000, MII's Board of Directors determined to suspend the payment of regular dividends on MII's common stock for an indefinite period.

As of December 31, 2002, there were approximately 3,792 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2002:

                                   Number of              Weighted-               Number of
                               securities to be           average                securities
                               issued upon exercise      exercise price          remaining
                                of outstanding          of outstanding         available for
Plan Category                  options and rights      options and rights     future issuance
---------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders       5,483,538                $15.16               2,101,567

Equity compensation plans not
approved by security holders(1)    2,321,126                $14.08                 694,849
---------------------------------------------------------------------------------------------
Total                              7,804,664                 $14.84              2,796,416
=============================================================================================

(1) Reflects information on our 1992 Senior Management Stock Plan, which is our only equity compensation plan that has not been approved by our stockholders and that (1) has any outstanding awards that have not been exercised or (2) can be used for future grants of equity-based awards. See
     Note 9 to our consolidated financial statements for more information regarding this plan.

Item 6.  SELECTED FINANCIAL DATA

                                                                                              For the        For the
                                                                                             Nine-Month      Fiscal
                                                        For the Years Ended                Period Ended     Year Ended
                                                            December 31,                   December 31,      March 31,
                                                2002           2001          2000(1)           1999            1999
                                                ----           ----          -------       -------------       ----
                                                          (In thousands, except for per share amounts)
Revenues                                    $ 1,748,681     $ 1,896,948    $ 1,813,670     $ 1,844,298     $ 3,056,920
Income (Loss) from Continuing Operations    $  (786,204)    $   (24,422)   $   (24,864)    $    (1,435)    $   185,183
Income (Loss) before Extraordinary Item     $  (776,735)    $   (20,857)   $   (22,082)    $       440     $   192,081
Net Income (Loss)                           $  (776,394)    $   (20,022)   $   (22,082)    $       440     $   153,362
Basic Earnings (Loss) per Common Share:
  Income (Loss) from Continuing Operations  $    (12.71)    $     (0.40)   $     (0.42)    $     (0.02)    $      3.14
  Income (Loss) before Extraordinary Item   $    (12.56)    $     (0.34)   $     (0.37)    $      0.01     $      3.25
  Net Income (Loss)                         $    (12.55)    $     (0.33)   $     (0.37)    $      0.01     $      2.60
Diluted Earnings (Loss) per Common Share:
  Income (Loss) from Continuing Operations  $    (12.71)    $     (0.40)   $     (0.42)    $     (0.02)    $      3.05
  Income (Loss) before Extraordinary Item   $    (12.56)    $     (0.34)   $     (0.37)    $      0.01     $      3.16
  Net Income (Loss)                         $    (12.55)    $     (0.33)   $     (0.37)    $      0.01     $      2.53
Total Assets                                $ 1,278,171     $ 2,103,840    $ 2,055,627     $ 3,874,891     $ 4,305,520

Current Maturities of Long-Term Debt        $    55,577     $   209,480    $       258     $        87     $    31,126

Long-Term Debt                              $    86,104     $   100,393    $   323,157     $   323,014     $   323,774

Cash Dividends per Common Share             $         -     $         -    $      0.10     $      0.15     $      0.20

(1) Effective February 22, 2000, our consolidated financial results exclude the results of B&W and its consolidated subsidiaries.

See Note 18 to our consolidated financial statements for significant items included in the years ended December 31, 2002 and 2001.

Pretax results for the year ended December 31, 2000 include losses totaling $23.4 million to exit certain foreign joint ventures.

Pretax results for the nine-month period ended December 31, 1999 include a loss on the curtailment of a foreign pension plan of $37.8 million.

Our results for the fiscal year ended March 31, 1999 include:

         -        a gain on the dissolution of a joint venture of $37.4 million;

         - a gain on the settlement and curtailment of postretirement benefit plans of $27.6 million;

         -        interest income of $18.6 million on domestic tax refunds;

         - a gain of $12.0 million from the sale of assets of a joint venture;

         - an $8.0 million settlement of punitive damage claims in a civil suit associated with a Pennsylvania facility we formerly operated;

         - an extraordinary loss on the retirement of debt of $38.7 million;

         - a loss of $85.2 million for estimated costs relating to estimated future nonemployee asbestos claims;

         - losses of $21.9 million related to impairment of assets and goodwill;

         - various provisions of $20.3 million related to potential settlements of litigation and contract disputes; and

         - the write-off of $12.6 million of receivables from a joint venture.

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

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world's major hydrocarbon-producing regions. Our revenues from this segment reflect the variability associated with the timing of significant oil and gas development projects. We expect our Marine Construction Services segment's revenues to increase during 2003, primarily for deepwater projects and projects in the Azerbaijan sector of the Caspian Sea. We believe the oil and gas exploration and production industry is focused on deepwater projects and that the deepwater floater market will be robust over the next several years. JRM's future success is heavily dependent on its ability to compete successfully in the deepwater market. While we expect our Marine Construction Services segment revenues to increase in 2003, our Gulf of Mexico marine operations will face challenges in 2003, due to an extremely competitive environment. We are in the process of performing a strategic analysis of our Gulf of Mexico marine business and plan to take a number of actions to improve our ability to compete in this market on a rational basis. These actions may include downsizing our operational support base, selling or disposing of some of our marine equipment and other cost cutting measures. These factors may have a significant impact on our anticipated Marine Construction Services segment income in future periods.

Due to the deterioration in this segment's financial performance during the year ended December 31, 2002, we revised our expectations concerning this segment's future earnings and cash flow and tested the goodwill of the Marine Construction Services segment for impairment. During the year ended December 31, 2002, we recorded an impairment charge of $313.0 million, which was the total amount of this segment's goodwill.

The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As a supplier of nuclear components for the U.S. Navy, BWXT is a significant participant in the defense industry. We recognized an increase in bookings during the year ended December 31, 2002 that has allowed us to reach a record backlog in our Government Operations. Additionally, with BWXT's unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is poised to continue to participate in the continuing cleanup and management of the Department of Energy's nuclear sites and weapons complexes. We currently expect the operating results of this segment to continue to improve in 2003.

The results of operations of our Industrial Operations segment include only the results of MECL, which we sold in October 2001. The results of Hudson Products Corporation ("HPC") are reported in discontinued operations. We sold HPC in July 2002. See Note 2 to our consolidated financial statements for further information on discontinued operations. In addition, we now include the results of MTI in Government Operations. MTI was previously included in our Industrial Operations segment.

The results of operations of our Power Generation Systems segment include primarily the results of Volund, which we sold to B&W on October 11, 2002. See
Note 2 to our consolidated financial statements for information concerning that sale.

As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and we have been presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million. This charge was precipitated by a combination of factors, including a change in our expectations regarding our ability to retain our equity in B&W. During the quarter ended September 30, 2002, we reached an agreement in principle with representatives of the present and future asbestos personal injury claimants in the B&W Chapter 11 proceedings on several key terms, which served as a basis for continuing negotiations. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement is probable and that the value is reasonably estimable. Accordingly, at December 31, 2002, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings of $110.0 million, including related tax expense of $23.6 million. See Note 20 to our consolidated financial statements for details regarding this estimate and for further information regarding developments in negotiations relating to the B&W Chapter 11 proceedings. Through February 21, 2000, B&W's and its subsidiaries' results are included in our segment results under Power Generation Systems - B&W (see Note 17 to our consolidated financial statements). Accordingly, B&W and its consolidated subsidiaries' pre-bankruptcy filing revenues of $155.8 million and operating income of $8.0 million are included in our consolidated financial results for the year ended December 31, 2000.

At December 31, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, Employers' Accounting for Pensions," we recognized a minimum pension liability of approximately $452 million. This recognition resulted in a decrease in our prepaid pension asset of $122 million, an increase in our pension liability of $345 million and an increase in other intangible assets of $15 million. The increase in our minimum pension liability primarily resulted from the combination of the downturn in financial markets in 2002 and the low interest rates in effect at December 31, 2002.

As negotiations relating to the B&W Chapter 11 proceedings have progressed, it has, in our judgment, become probable that we will spin off the portion of MI's qualified pension plan related to the active and retired employees of B&W as part of a final settlement. If we effect such a spin-off, we will be required to recognize any curtailment and settlement gains or losses associated with the spin-off at the time we effect the spin-off. Curtailment and settlement gains or losses are determined based on actuarial calculations as of the date of the spin-off. Based on data provided by our actuary, if this anticipated spin-off had occurred on December 31, 2002, we would have recorded curtailment and settlement losses totaling $117 million, with no associated tax benefits. In addition, based on data provided by our actuary at December 31, 2002, we would have also recorded a reduction in our charge to Other Comprehensive Income for recognition of our minimum pension liability totaling approximately $226 million. If we had recorded these items at December 31, 2002, our Stockholders' Equity (Deficit) would have improved by approximately $109 million. However, under generally accepted accounting principles, we cannot record the effect of the spin-off until the event actually occurs. We anticipate that the spin-off will occur in 2003. We will record the effect of the spin-off based on actuarial calculations as of the date of the spin-off, which could be materially different from the effect that would have been recorded if the spin-off had been completed as of December 31, 2002.

As a result of our reorganization in 1982, which we completed through a transaction commonly referred to as an "inversion," our company is a corporation organized under the laws of the Republic of Panama. Recently, the U.S. House and Senate have considered legislation that would change the tax law applicable to corporations that have completed inversion transactions. We have engaged an independent consultant to undertake an analysis of the potential re-domestication of MII from Panama to the U.S. Additionally, we recently entered into an agreement with two shareholders pursuant to which management will sponsor and recommend a proposal for re-domestication on the proxy statement for the annual meeting in the event the tax, costs and other considerations impacted by re-domestication are determined by our Board of Directors to be in the best interests of our shareholders. In the event that re-domestication is determined by the our Board of Directors not to be in the best interests of our shareholders, pursuant to our agreement described above, management will present the re-domestication proposal on the proxy but may recommend against it. The timing of any such management proposal is contingent upon the completion of the analysis by the independent consultant and the completion of the B&W reorganization proceedings.

Effective January 1, 2002, based on a review performed by us and our independent consultants, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years to better reflect the service lives of our assets and industry norms. Consistent with this change, we also extended the lives of major upgrades to existing vessels. We continue to depreciate our major marine vessels using the units-of-production method, based on the utilization of each vessel. The change in estimated useful lives reduced our operating loss by approximately $3.2 million for the year ended December 31, 2002.

We derive a significant portion of our revenues from foreign operations. As a result, international factors, including variations in local economies and changes in foreign currency exchange rates, affect our revenues and operating results. We attempt to limit our exposure to changes in foreign currency exchange rates by attempting to match anticipated foreign currency contract receipts with like foreign currency disbursements. To the extent that we are unable to match the foreign currency receipts and disbursements related to our contracts, we enter into forward contracts to reduce the impact of foreign exchange rate movements on our operating results. Because we generally do not hedge beyond our exposure, we believe this practice minimizes the impact of foreign exchange rate movements on our operating results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following are our most critical accounting policies that we apply in the preparation of our financial statements. These policies require our most difficult, subjective and complex judgements, often as a result of the need to make estimates of matters that are inherently uncertain.

Contracts and Revenue Recognition. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts. Under this method, estimated contract income and resulting revenue are generally recognized based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control, may also affect the progress and estimated cost of a project's completion and therefore the timing of income and revenue recognition. We routinely review estimates related to our contracts and revisions to profitability are reflected in earnings immediately. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. In prior years, we have had significant adjustments to earnings as a result of revisions to contract estimates. Such revisions have been primarily due to the fact that many of our contracts have been "first-of-a-kind" or have been inherently difficult to estimate due to the long-term nature of the project, changing customer requirements and other factors outside of our control. In addition, for first-of-a-kind projects undertaken by our Marine Construction Services segment in recent periods, we have been unable to forecast accurately total cost to complete until we have performed all major phases of the project. As demonstrated by our experience on these contracts in 2002, revenue, cost and gross profit realized on fixed-price contracts will often vary from estimated amounts. Although we are continually striving to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods.

We recognize claims for extra work or for changes in scope of work in contract revenues, to the extent of costs incurred, when we believe collection is probable. Any amounts not collected are reflected as an adjustment to earnings. We regularly assess customer credit risk inherent in contract costs. We recognize contract claim income when formally agreed with the customer.

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

Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of 8 to 40 years for buildings and 2 to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation and 50% of cumulative straight-line depreciation.

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

Pension Plans and Postretirement Benefits. We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets. We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of our pension obligations. Based on historical data and discussions with our actuary, we determine our expected return on plan assets based on the expected long-term rate of return on our plan assets and the market-related value of our plan assets. Changes in these assumptions can result in significant changes in our estimated pension income or expense. We revise our assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings.

Loss Contingencies. We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. We are currently involved in certain investigations and litigation as discussed in Note 10 to our consolidated financial statements. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters. Our most significant loss contingencies include our estimate of the cost of the potential settlement of the B&W Chapter 11 proceedings which is now dependent on the finalization of the proposed settlement based on the agreement in principle discussed in this report (see Notes 10 and 20 to our consolidated financial statements).

Goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that we no longer amortize goodwill, but instead perform periodic testing for impairment. It requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Both steps of goodwill impairment testing involve significant estimates. As a result of the write-off of the goodwill associated with our Marine Construction Services segment, our total goodwill has been substantially reduced.

Environmental Clean-Up Costs. We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a requirement of our licenses from the Nuclear Regulatory Commission. We reflect the accruals, based on the estimated cost of those activities and net of any cost-sharing arrangements, over the economic useful life of each facility, which we typically estimate at 40 years. We adjust the estimated costs as further information develops or circumstances change. We do not discount costs of future expenditures for environmental cleanup to their present values. An exception to this accounting treatment relates to the work we perform for one facility, for which the U.S. Government is obligated to pay all the decommissioning costs. We recognize recoveries of environmental clean-up costs from other parties as assets when we determine their receipt is probable. Effective January 1, 2003, we will adopt SFAS No. 143, requiring us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When we initially record such a liability, we will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss.

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income, carrybacks, future reversals and ongoing prudent and feasible tax planning strategies in prior years in assessing the need for a valuation allowance, given our operating results for 2002, we have not assumed that future taxable income or tax planning strategies will be available to us as of December 31, 2002 in determining our valuation allowance. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase income in the period such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations.

Warranty. With respect to our Marine Construction Services segment, we include warranty costs as a component of our total contract cost estimate to satisfy contractual requirements. In addition, we make specific provisions where we expect the costs of warranty to significantly exceed the accrued estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimates of future costs of materials and labor. At our Marine Construction Services segment, warranty periods are generally limited and we have had minimal warranty cost in prior years. It is reasonably possible that our future warranty provisions may vary from what we have experienced in the past. In our Government Operations segment, we accrue estimated expenses to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Marine Construction Services

Revenues increased 35% to $1,148.0 million. The increase is a result of increased activity for our EPIC spar projects, a topside fabrication and a pipeline installation project in the Azerbaijan sector of the Caspian Sea, two fabrication and installation projects in Southeast Asia, one deck fabricated in the Middle East for the West African market and a topsides fabrication contract at our Morgan City fabrication facility. These increases are partially offset by reduced activity on other Gulf of Mexico projects and a decline in charters to our Mexican joint venture. Pemex, the national oil company of Mexico, is the primary customer of this joint venture.

Although revenues increased, segment operating income, which is before equity in income from investees, declined to a loss of $162.6 million compared with income of $14.5 million for the year ended December 31, 2001. The loss is due primarily to charges totaling $149.3 million relating to additional cost overruns, schedule delays and higher-than-expected forecasted costs to complete our three EPIC spar projects, each of which is now in a loss position. At December 31, 2002, the financial percent complete on each of these projects was estimated as follows: Medusa, 74%; Devils Tower, 48%; and Front Runner, 30%. In addition, we incurred losses on Gulf of Mexico pipeline work and a project for the South American market. We also experienced reduced activity on other Gulf of Mexico projects, lower charter activity to our Mexican joint venture and increased costs to complete a fabrication project for the West African market due to poor productivity. This project is also in a loss position. We also experienced lower utilization of our marine fleet in the Gulf of Mexico. Higher volumes from two fabrication and installation projects in Southeast Asia, a topside fabrication and a pipeline installation project in the Azerbaijan sector of the Caspian Sea and a topsides fabrication contract at our Morgan City fabrication facility partially offset these losses. In addition, we experienced lower general and administrative expenses and a favorable adjustment to potential settlements of litigation. For the year ended December 31, 2001, segment operating income included goodwill amortization expense of $18.0 million.

The net loss on asset disposal and impairments for the year ended December 31, 2002 is due primarily to the goodwill impairment charge of $313.0 million. See
Note 1 to our consolidated financial statements for information concerning this impairment charge. During the year ended December 31, 2002, we also recorded charges totaling approximately $15.0 million relating to a reorganization of our Western Hemisphere organization. These charges include an impairment charge of $6.8 million related to land at one of our facilities and $1.9 million to reduce to net realizable value four material barges and certain marine equipment that we expect to sell in 2003.

Equity in income from investees decreased $5.1 million to $5.3 million, primarily due to a $2.4 million charge related to the impairment of an investment in an international joint venture and its favorable operating results recorded in the prior year. Favorable contract closeout adjustments associated with our U.K. joint venture partially offset these decreases.

Backlog was $2.1 billion and $1.8 billion, respectively, at December 31, 2002 and 2001. At December 31, 2002, the Marine Construction Services backlog included $345.0 million related to uncompleted work on our three EPIC spar projects and $265.0 million related to other contracts in loss positions.

Government Operations

Revenues increased $59.8 million to $553.8 million, primarily due to higher volumes from the manufacture of nuclear components for certain U.S. Government programs, the management and operating contracts for U.S. Government-owned facilities, commercial work and other government operations. Lower volumes from commercial nuclear environmental services partially offset these increases.

Segment operating income, which is before equity in income from investees, increased $5.3 million to $34.6 million, primarily due to higher volumes from the manufacture of nuclear components for certain U.S. Government programs and commercial work, higher margins from management and operating contracts for U.S. Government-owned facilities and other government operations. In addition, we received an insurance settlement relating to environmental restoration costs. However, we experienced lower margins from nuclear component manufacturing for certain U.S. Government programs along with higher facility management oversight costs and lower volumes from commercial nuclear environmental services. We also incurred costs associated with the decentralization of our research and development division and increased spending on fuel cell research and development.

Equity in income from investees increased $1.6 million to $24.6 million, primarily due to improved operating results from one of our joint ventures operating in Texas, partially offset by higher general and administrative expenses.

Backlog was $1.7 billion and $1.0 billion, respectively, at December 31, 2002 and 2001. At December 31, 2002, this segment's backlog with the U.S. Government was $1.6 billion, of which $266.5 million had not yet been funded.

Power Generation Systems

Revenues decreased $0.9 million to $46.9 million as a result of lower volumes from after-market services and the sale of Volund to B&W in October 2002.

Segment operating loss, which is before equity in income from investees, decreased $0.8 million to $2.8 million, primarily due to lower general and administrative expenses and the sale of Volund to B&W. The loss provision we recorded related to the claims involving Volund and Austrian Energy described in
Note 10 partially offset these decreases.

Equity in income from investees decreased $2.9 million to a loss of $2.3 million, primarily due to a $3.3 million charge related to the impairment of an investment in a foreign joint venture operating in India.

Corporate

Corporate expenses increased $18.5 million to $23.6 million, primarily due to the recognition of expense from our pension plans in the current period compared to income from those plans and a nonrecurring favorable insurance recovery in the year ended December 31, 2001. Lower legal and professional services expenses related to the B&W Chapter 11 proceedings, lower insurance expenses and the improved performance of our captive insurance subsidiaries for the year ended December 31, 2002 partially offset these increases.

During the year ended December 31, 2002, we recognized expense from certain of our qualified pension plans of approximately $11.1 million. During the year ended December 31, 2001, we recognized income from these plans of approximately $29.0 million. We expect to recognize approximately $72.1 million of expense in 2003 related to these plans. The significant increase expected in 2003 from 2002 levels is due principally to changes in our discount rate and plan asset performance.

Other Unallocated Items

During the year ended December 31, 2002, we recorded a provision of $1.5 million for environmental costs associated with MECL, which we sold in 2001.

Other Income Statement Items

Interest income decreased $11.0 million to $8.6 million, primarily due to a decrease in investments and prevailing interest rates.

Interest expense decreased $24.5 million to $15.1 million, primarily due to changes in debt obligations and prevailing interest rates.

Other-net declined $11.1 million to expense of $4.4 million. For the year ended December 31, 2002, we recorded $2.5 million of minority interest expense associated with a Marine Construction Services segment joint venture. In addition, we had a $2.0 million decrease in gains on the sale of investment securities as well as an increase in miscellaneous other expenses.

We recorded the following charges in the year ended December 31, 2002, with little or no associated tax benefit:

         - the impairment of the remaining $313.0 million of goodwill attributable to the premium we paid on the acquisition of the minority interest in JRM in June 1999;

         - the write-off of the investment in B&W and other related assets totaling $224.7 million; and

         - the net pre-tax provision of $86.4 million for the estimated cost of settlement of the B&W Chapter 11 proceedings.

The net pre-tax provision for the estimated cost of the B&W Chapter 11 settlement includes approximately $154.0 million of expenses with no associated tax benefits. The remaining items, consisting primarily of estimated benefits we expect to receive as a result of the settlement, constitute income in taxable jurisdictions. See Note 20 to our consolidated financial statements for additional details regarding the settlement provision.

In addition, our valuation allowance for the realization of deferred tax assets increased by $202.0 million from $12.8 million at December 31, 2001 to $214.8 million at December 31, 2002. The provision for income taxes for the year ended December 31, 2001 reflects nondeductible amortization of goodwill of $19.5 million, of which $18.0 million was attributable to JRM. Income taxes for the year ended December 31, 2001 also include a tax benefit related to favorable tax settlements in foreign jurisdictions totaling approximately $5.2 million and a provision for proposed U.S. federal income tax deficiencies. The provision for income taxes for the year ended December 31, 2001 also includes a charge of $85.4 million associated with the exercise of the intercompany stock purchase and sale agreement discussed in Note 5 to our consolidated financial statements. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Marine Construction Services

Revenues increased $91.0 million to $848.5 million, primarily due to higher volumes in North American activities, including the deepwater markets of the Gulf of Mexico, and in the Eastern Hemisphere fabrication operations. Lower volume in offshore activities in Southeast Asia relating to the West Natuna project partially offset this increase.

Segment operating income increased $48.0 million from a loss of $33.5 million to income of $14.5 million, primarily due to higher volumes and margins in North American activities and in the Eastern Hemisphere fabrication operations. Lower volumes on the West Natuna project, increased cost estimates relating to several Gulf of Mexico projects, especially two large first-of-a-kind EPIC contracts, and higher general and administrative expenses partially offset these increases.

Loss on asset disposals and impairments - net increased $2.6 million to $3.6 million primarily due to the decision in the fourth quarter of 2001 to scrap the derrick barge Ocean Builder.

Equity in income from investees increased $7.6 million to $10.4 million, primarily due to favorable contract closeout adjustments from our U.K. joint venture that was terminated in June 2001. In addition, the year ended December 31, 2000 included higher losses associated with our U.K. joint venture.

Government Operations

Revenues increased $50.0 million to $494.0 million, primarily due to higher volumes from nuclear components for the U.S. Government and commercial work. Lower volumes from management and operating contracts for U.S. Government-owned facilities and other government operations partially offset these increases.

Segment operating income decreased $3.9 million to $29.3 million, primarily due to lower volume and margins from management and operating contracts for U.S. Government-owned facilities and other government operations and higher general and administrative expenses. Higher volume and margins from commercial work, higher volumes from nuclear components for the U.S. Government and higher margins from commercial nuclear environmental services partially offset these decreases.

Loss on asset disposals and impairments - net decreased $0.9 million, primarily due to asset impairments at one of our research facilities in the year ended December 31, 2000.

Equity in income from investees increased $11.9 million to $23.0 million, primarily due to higher operating results from a joint venture in Idaho and the start-up of the Pantex and Y-12 joint ventures. Lower operating results from a joint venture in Colorado partially offset these increases.

Industrial Operations

Revenues increased $81.0 million to $507.3 million, primarily due to higher volumes from engineering and construction activities performed by MECL. Lower volumes from plant maintenance activities partially offset these increases.

Power Generation Systems

Revenues increased $14.0 million to $47.8 million, primarily due to increased volume from Volund, an international power generation operation which we acquired in June 2000.

Segment operating loss decreased $4.1 million to $3.7 million, primarily due to contract loss provisions recorded in the year ended December 31, 2000.

Equity in income (loss) from investees increased $25.2 million from a loss of $24.6 million to income of $0.6 million, primarily due to charges to exit and impair certain foreign joint ventures in the year ended December 31, 2000.

Corporate

Corporate expense, net increased $13.1 million from income of $8.0 million to expense of $5.1 million. While we achieved a 30% reduction in our corporate departmental expenses attributable to cost cutting programs, income recognized on our overfunded pension plans was down substantially in 2001 from 2000. During the years ended December 31, 2001 and 2000, we recognized income from certain of our qualified pension plans of approximately $29.0 million and $48.0 million, respectively. We also experienced significantly higher legal and professional service expenses in 2001 related to the B&W Chapter 11 proceedings.

Other Income Statement Items

Interest income decreased $7.5 million to $19.6 million, primarily due to a decrease in investments and prevailing interest rates.

Interest expense decreased $3.9 million to $39.7 million, primarily due to changes in short-term debt obligations and prevailing interest rates.

Other-net income increased $3.9 million to $6.6 million, primarily due to the reversal of prior years' rent accruals on a fabrication yard in the Middle East and gains on the sale of investment securities in the year ended December 31, 2001.

The provision for income taxes for the years ended December 31, 2001 and 2000 reflected nondeductible amortization of goodwill totaling approximately $19.5 million and $20.1 million, respectively, of which $18.0 million is attributable to the premium we paid on the acquisition of the minority interest in JRM in June 1999. The provision for income taxes in the year ended December 31, 2001 also included a charge of approximately $85.4 million associated with the intended exercise of an intercompany stock purchase and sale agreement. The provision for income taxes for the year ended December 31, 2000 included a provision of $3.8 million for B&W for the prefiling period and a tax benefit of $1.4 million from the use of certain tax attributes in a foreign joint venture. Also included are tax benefits primarily related to favorable tax settlements in foreign jurisdictions totaling approximately $5.2 million and $5.5 million for the years ended December 31, 2001 and 2000, respectively, and a provision for proposed IRS tax deficiencies in the year ended December 31, 2001. In addition, income before the provision for income taxes for the year ended December 31, 2000 included losses and charges of $25.6 million to exit certain foreign joint ventures which had no associated tax benefits. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

On February 11, 2003, we entered into definitive agreements with a group of lenders for a new credit facility ("New Credit Facility") to replace our previous facilities, which consisted of a $100 million credit facility for MII and BWXT (the "MII Credit Facility") and a $200 million credit facility for JRM and its subsidiaries (the "JRM Credit Facility") that were scheduled to expire on February 21, 2003. The New Credit Facility initially provides for borrowings and issuances of letters of credit in an aggregate amount of up to $180 million, with certain sublimits on the amounts available to JRM and BWXT. On May 13, 2003, the maximum amount available under the New Credit Facility will be reduced to $166.5 million. The obligations under the New Credit Facility are (1) guaranteed by MII and various subsidiaries of JRM and (2) collateralized by all our capital stock in MI, JRM and certain subsidiaries of JRM and substantially all the JRM assets and various intercompany promissory notes. The New Credit Facility requires us to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require us to maintain a minimum amount of cumulative earnings before taxes, depreciation and amortization; a minimum fixed charge coverage ratio; a minimum level of tangible net worth (for MII as a whole, as well as for JRM and BWXT separately); and a minimum variance on expected costs to complete the Front Runner EPIC spar project. In addition, we must provide as additional collateral fifty percent of any net after-tax proceeds from significant asset sales. The New Credit Facility is scheduled to expire on April 30, 2004.

Proceeds from the New Credit Facility may be used by JRM and BWXT, with sublimits for JRM of $100 million for letters of credit and $10 million for cash advances and for BWXT of $60 million for letters of credit and $50 million for cash advances. At March 24, 2003, we had $10.1 million in cash advances and $111.7 million in letters of credit outstanding under this facility. Pricing for cash advances under the Credit Facility is prime plus 4% or Libor plus 5% for JRM and prime plus 3% or Libor plus 4% for BWXT. Commitment fees are charged at the rate of 0.75 of 1% per annum on the unused working capital commitment, payable quarterly.

The MII Credit Facility was canceled resulting in the release of $107.8 million in cash collateral that has been used, together with an additional $10 million of cash, to provide JRM and BWXT with intercompany loans in the amount of $90 million and $25 million, respectively. JRM and BWXT are using the proceeds of those intercompany loans for working capital needs and general corporate purposes.

During 2002, JRM experienced material losses on its three EPIC spar projects:
Medusa, Devils Tower and Front Runner. These contracts are first-of-a-kind as well as long term in nature. We have experienced schedule delays and cost overruns on these contracts that have adversely impacted our financial results. These projects continue to face significant issues. The remaining challenges to completing Medusa within its revised schedule and budget are finishing the topsides fabrication and the marine installation portion of the project. Our revised schedule requires installation activities during the second quarter of 2003. We believe the major challenge in completing Devils Tower within its revised budget is to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. A substantial portion of the costs and delay impacts on Devils Tower are attributable to remedial activities undertaken with regard to the paint application. On March 21, 2003, we filed an action against the paint vendors for recovery of the remediation costs, delays and other damages. The key issues for the Front Runner contract relate to subcontractors and liquidated damages due to schedule slippage either by JRM or one or more of the subcontractors. At December 31, 2002, we have provided for our estimated losses on these contracts. Although we continually strive to improve our ability to estimate our contract costs associated with these projects, it is reasonably possible that current estimates could change and adjustments to overall contract costs may continue to be significant in future periods.

Due primarily to the losses incurred on the three EPIC spar projects, we expect JRM to experience negative cash flows during 2003. Completion of the EPIC spar projects has and will continue to put a strain on JRM's liquidity. JRM intends to fund its cash needs through borrowings on the New Credit Facility, intercompany loans from MII and sales of nonstrategic assets, including certain marine vessels. In addition, under the terms of the New Credit Facility, JRM's letter of credit capacity was reduced from $200 million to $100 million. This reduction does not negatively impact our ability to execute the contracts in our current backlog. However, it will likely limit JRM's ability to pursue projects from certain customers who require letters of credit as a condition of award. We are exploring other opportunities to improve our liquidity position, including better management of working capital through process improvements, negotiations with customers to relieve tight schedule requirements and to accelerate certain portions of cash collections, and alternative financing sources for letters of credit for JRM. In addition, we plan to refinance BWXT on a stand-alone basis, thereby freeing up additional letter of credit capacity for JRM and are currently in the process of evaluating terms and conditions with certain financial institutions. We also intend to seek a replacement credit facility for JRM prior to the scheduled expiration of the New Credit Facility, in order to provide for increased letter of credit capacity. Our ability to obtain such a replacement facility will depend on numerous factors, including JRM's operating performance and overall market conditions. If JRM experiences additional significant contract costs on the EPIC spar projects as a result of unforeseen events, we may be unable to fund all our budgeted capital expenditures and meet all of our funding requirements for our contractual commitments. In this instance, we would be required to defer certain capital expenditures, which in turn could result in curtailment of certain of our operating activities or, alternatively, require us to obtain additional sources of financing which may not be available to us or may be cost prohibitive.

MI experienced negative cash flows in 2002, primarily due to payments of taxes resulting from the exercise of MI's rights under the intercompany agreement we discuss below. MI expects to meet its cash needs in 2003 through intercompany borrowings from BWXT, which BWXT may fund through operating cash flows or borrowings under the New Credit Facility.

MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII's other subsidiaries through cash dividends or through unsecured loans or investments.

On a consolidated basis, we expect to incur negative cash flows in the first three quarters of 2003. In addition, in March 2003, Moody's Investor Service lowered MI's credit rating from B2 to B3. These factors may further impact our access to capital and our ability to refinance the New Credit Facility, which is scheduled to expire in April 2004. Our current credit rating and operating performance in 2002 could limit our alternatives and ability to refinance the New Credit Facility.

At December 31, 2002 and December 31, 2001, we had available various uncommitted short-term lines of credit from banks totaling $10.2 million and $8.9 million, respectively. We had no borrowings against these lines at December 31, 2002 or December 31, 2001.

At December 31, 2002, we had total cash, cash equivalents and investments of $348.4 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid debt securities. The fair value of our investments at December 31, 2002 was $173.2 million. As of December 31, 2002, we had pledged approximately $46.3 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements. In addition, as of December 31, 2002, we had pledged investment portfolio assets having a fair market value of approximately $107.8 million as cash collateral to secure our obligations under the MII Credit Facility. In February 2003, the MII Credit Facility was terminated, resulting in the release of the cash collateral.

Our cash requirements as of December 31, 2002 under current contractual obligations are as follows:

                                      Less than      1-3         3-5        After
                            Total      1 Year       Years       Years      5 Years
                                                (In thousands)

Long-term debt            $  91,946   $   9,500   $  11,500   $   9,721   $  61,225
Capital leases            $   4,135   $     477   $   1,133   $   1,265   $   1,260
Operating leases          $  62,801   $   6,932   $   9,712   $   6,509   $  39,648
Take-or-pay contract      $  12,600   $   1,800   $   3,600   $   3,600   $   3,600

Note: Less than 1 Year includes MI's Series "A" Medium Term Notes totaling $9.5 million, the repayment of which we funded on February 11, 2003.

Our contingent commitments, excluding amounts guaranteed related to B&W, under letters of credit currently outstanding expire as follows:

            Less than    1-3     3-5
  Total      1 Year     Years   Years
               (In thousands)
$ 183,160   $164,655   $3,190  $15,315

At March 24, 2003, our liquidity position was as follows (in millions):

                                               JRM         MI          Other    Consolidated
Cash, cash equivalents and investments       $  124      $     -      $    91      $   215
Less:    Pledged securities                       -            -          (46)         (46)
         Captive insurer requirements           (21)           -          (30)         (51)
         Restricted foreign cash                 (8)           -           (1)          (9)
-------------------------------------------------------------------------------------------
Total free cash available                        95            -           14          109
Amount available under New Credit Facility(1)    10           40            -           50
-------------------------------------------------------------------------------------------
Total available liquidity                    $  105      $    40      $    14      $   159
===========================================================================================

(1) Reflects amount available for cash advances. We had an additional $9 million in letter of credit capacity.

During the year ended December 31, 2002, MI repurchased or repaid the remaining $208.8 million in aggregate principal amount of its 9.375% Notes due March 15, 2002 for aggregate payments of $208.3 million, resulting in an extraordinary net after-tax gain of $0.3 million. In order to repay the remaining notes, MI exercised its right pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). Under this agreement, MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock. MI held this financial asset since prior to the 1982 reorganization transaction under which MII became the parent of MI. MI received approximately $243 million from the exercise of the Intercompany Agreement. MII funded that payment by (1) receiving dividends of $80 million from JRM and $20 million from one of our captive insurance companies and (2) reducing its short-term investments and cash and cash equivalents. The proceeds paid to MI were subject to U.S. federal, state and other applicable taxes, and we recorded a tax provision totaling approximately $85.4 million at December 31, 2001. Through December 31, 2002, we have made estimated tax payments for the associated tax liability.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W had no borrowings outstanding under this facility at December 31, 2002 or December 31, 2001. Letters of credit outstanding under the DIP Credit Facility at December 31, 2002 totaled approximately $140.9 million. This facility, which was scheduled to expire on February 22, 2003, has been amended and extended to February 22, 2004, with an additional one-year extension at the option of B&W. The amendment also provides for a reduction of the facility from $300 million to $227.75 million. See Note 20 to our consolidated financial statements for further information on the DIP Credit Facility.

At December 31, 2002, MII was a maker or guarantor on $9.4 million of letters of credit issued in connection with B&W's operations prior to B&W's Chapter 11 filing. In addition, MII, MI and BWICO have agreed to indemnify B&W for any customer draw on $51.4 million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W's Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, MII, MI and BWICO do not currently have sufficient cash or other liquid resources available, either individually or combined, to satisfy their primary, guaranty or indemnity obligations relating to letters of credit issued in connection with B&W's operations should customer draws occur on a significant amount of these letters of credit. In addition, as of December 31, 2002, MII guaranteed surety bonds of approximately $121.0 million, of which $107.7 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bond guarantee obligations. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

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

As a result of the B&W bankruptcy filing, our access to the cash flows of B&W and its subsidiaries has been restricted. In addition, MI and JRM and their respective subsidiaries are limited, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments. Completion of the EPIC spar projects has and will continue to put a strain on JRM's liquidity. As a result, we have assessed our ability to continue as a viable business and have concluded that we can continue to fund our operating activities and capital requirements. However, our ability to obtain a successful and timely resolution to the B&W Chapter 11 proceedings has impacted our ability to obtain additional financing. Our current credit rating has also impacted our access to, and sources of, capital and has resulted in additional collateral requirements for our debt obligations, as reflected under the New Credit Facility.

As discussed in Note 20 to our consolidated financial statements, we are continuing our discussions with the ACC and FCR concerning a potential settlement. As a result of those discussions, we reached an agreement in principle in August 2002 with representatives of the ACC and FCR on several key terms, which served as a basis for continuing negotiations; however, a number of significant issues and numerous details remain to be negotiated and resolved. Should the remaining issues and details not be negotiated and resolved to the mutual satisfaction of the parties, the parties may be unable to resolve the B&W Chapter 11 proceedings through settlement. Additionally, the potential settlement will be subject to various conditions, including the requisite approval of the asbestos claimants, the Bankruptcy Court confirmation of a plan of reorganization reflecting the settlement and the approval by MII's Board of Directors and stockholders. The parties are currently working to address the remaining unresolved issues and details in a joint plan of reorganization and related settlement agreement. On December 19, 2002, B&W and its filing subsidiaries, the ACC, the FCR, and MI filed drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, which include the following key terms:

         - MII would effectively assign all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

         - MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trust.

         - MII would issue 4.75 million shares of restricted common stock and cause those shares to be transferred to the trust. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trust would also be subject to an MII right of first refusal. If any of the shares issued to the trust are still held by the trust after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elects to issue shares to satisfy this guaranty obligation, it would not be required to issue more than 12.5 million shares.

         - MI would issue promissory notes to the trust in an aggregate principal amount of $92 million. The notes would be unsecured obligations and would provide for payments of principal of $8.4 million per year to be payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would be guaranteed by MII.

         - MII and all its past and present directors, officers and affiliates, including its captive insurers, would receive the full benefit of Section 524(g) of the Bankruptcy Code with respect to personal injury claims attributable to B&W's use of asbestos and would be released and protected from all pending and future asbestos-related claims stemming from B&W's operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including but not limited to claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

         - The settlement would be conditioned on the approval by MII's Board of Directors and stockholders of the terms of the settlement outlined above.

As the settlement discussions proceed, we expect that some of the court proceedings in or relating to the B&W Chapter 11 case will continue and that the parties will continue to maintain their previously asserted positions. The Bankruptcy Court has directed the parties to file an amended disclosure statement by March 28, 2003 that, among other things, updates the status of the negotiations, and has set a disclosure statement hearing for April 9, 2003. Following that filing and hearing, the Bankruptcy Court will schedule further proceedings concerning this matter. The process of finalizing and implementing the settlement could take up to a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

Based on recent developments in the settlement negotiations, we determined that a liability related to the proposed settlement is probable and that the value is reasonably estimable. Accordingly, at December 31, 2002, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings of $110.0 million, including tax expense of $23.6 million. This charge is in addition to the $220.9 million after-tax charge we recorded in the quarter ended June 30, 2002 to write off our investment in B&W and other related assets. For details regarding this estimate, see Note 20 to our consolidated financial statements.

Despite our recent progress in our settlement discussions, there are continuing risks and uncertainties that will remain with us until the requisite approvals are obtained and the final settlement is reflected in a plan of reorganization that is confirmed by the Bankruptcy Court pursuant to a final, nonappealable order of confirmation. One of the remaining issues to be resolved as negotiations relating to the B&W Chapter 11 proceedings continue relates to the proposed spin-off of the MI/B&W pension plan. In our judgment, it has become probable that we will spin off the portion of MI's qualified pension plan related to the active and retired employees of B&W as part of a final settlement. If we effect such a spin-off, we will be required to recognize any curtailment and settlement gains or losses associated with the spin-off at the time we effect the spin-off. Curtailment and settlement gains or losses are determined based on actuarial calculations as of the date of the spin-off. Based on data provided by our actuary, if this anticipated spin-off had occurred on December 31, 2002, we would have recorded curtailment and settlement losses totaling $117 million, with no associated tax benefits. In addition, based on data provided by our actuary at December 31, 2002, we would have also recorded a reduction in our charge to Other Comprehensive Income for recognition of our minimum pension liability totaling approximately $226 million. If we had recorded these items at December 31, 2002, our Stockholders' Equity (Deficit) would have improved by approximately $109 million. However, under generally accepted accounting principles, we cannot record the effect of the spin-off until the event actually occurs. We anticipate that the spin-off will occur in 2003. We will record the effect of the spin-off based on actuarial calculations as of the date of the spin-off, which could be materially different from the effect that would have been recorded if the spin-off had been completed as of December 31, 2002.

NEW ACCOUNTING STANDARDS

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that we no longer amortize goodwill, but instead perform periodic testing for impairment. We completed our transitional goodwill impairment test and did not incur an impairment charge as of January 1, 2002. However, due to the deterioration in JRM's financial performance during the three months ended September 30, 2002 and our revised expectations concerning JRM's future earnings and cash flow, we tested the goodwill of the Marine Construction Services segment for impairment and determined that an impairment charge was warranted. See Note 1 to our consolidated financial statements for disclosure concerning the goodwill impairment charge and our reconciliation of reported net income to adjusted net income, which excludes goodwill amortization expense for all periods presented.

Effective January 1, 2002, we also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Pronouncements Bulletin No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. See Note 2 to our consolidated financial statements for information on our discontinued operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. We must adopt SFAS No. 143 effective January 1, 2003 and expect to record as the cumulative effect of an accounting change income of approximately $3.0 million upon adoption.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." It also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." In addition, it amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We must adopt the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 as of January 1, 2003, and we expect to reclassify the extraordinary gain on extinguishment of debt we recorded in 2001 and 2002, because (as a result of the change in accounting principles) it will no longer meet the criteria for classification as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. It is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of the recognition and measurement provisions of this Interpretation to have a material effect on our consolidated financial position or results of operations. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Therefore, our financial statements for the year ended December 31, 2002 contain the disclosures required by Interpretation No. 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Our financial statements for the year ended December 31, 2002 contain the disclosures required by SFAS No. 148.

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

We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of these obligations have fixed interest rates. We have exposure to changes in interest rates on our short-term uncommitted lines of credit and the New Credit Facility (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources). At December 31, 2002 we had $45.6 million of outstanding borrowings under our credit facilities. At December 31, 2001, we had no outstanding borrowings under our credit facilities.

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

                      Principal Amount by Expected Maturity
                                 (In thousands)
At December 31, 2002:

                                                                                                                        Fair Value
                                                                                                                           at
                                                 Years Ending December 31,                                              December 31,
                                 2003        2004          2005        2006          2007        Thereafter    Total       2002
      Investments(1)          $ 143,857    $  27,830     $      -     $     -    $         -     $      -    $ 171,687   $ 173,227
      Average Interest Rate        0.54%        3.16%           -           -              -            -
      Long-term Debt-
         Fixed Rate           $   9,500    $       -     $ 11,500     $ 5,484    $     4,250     $ 61,225    $  91,959   $  56,596
      Average Interest Rate        9.00%           -         7.81%       7.38%          6.80%        8.44%

At December 31, 2001:

                                                                                                 Fair Value
                                                                                                                            at
                                                         Years Ending December 31,                                      December 31,
                                 2002         2003         2004         2005         2006       Thereafter   Total         2001
      Investments             $  81,411    $ 227,270     $  2,700     $     -    $         -     $      -    $ 311,381   $ 331,003
      Average Interest Rate        4.54%        3.20%        5.25%
      Long-term Debt-
         Fixed Rate           $ 209,018    $  11,501     $    209     $11,715    $     5,706     $ 67,239    $ 305,388   $ 292,849
      Average Interest Rate        9.37%        8.14%        5.79%       7.77%         7.32%         8.27%

(1)In February 2003, we liquidated approximately $108 million of our investment portfolio for working capital and general corporate purposes.

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

At December 31, 2002 (all forward contracts are expected to mature in 2003):

                                            Year Ending              Fair Value              Average Contractual
        Foreign Currency                 December 31, 2003      at December 31, 2002             Exchange Rate
Forward Contracts to Purchase
  Foreign Currencies for U.S. Dollars:

     Indonesian Rupiah                     $   3,679                $    157                      9703.900
     Euro                                  $  11,260                $    245                         1.025
     Pound Sterling                        $     525                $      3                         1.596

Forward Contracts to Sell Foreign
  Currencies for U.S. Dollars:

     Swedish Krona                         $     675                $    (18)                       10.668
     Pound Sterling                        $     263                $     (1)                        1.598

At December 31, 2001 (all forward contracts matured in 2002):

                                            Year Ending              Fair Value              Average Contractual
        Foreign Currency                 December 31, 2002      at December 31, 2001            Exchange Rate

Forward Contracts to Purchase
  Foreign Currencies for U.S. Dollars:

     Indonesian Rupiah                     $  14,249                $   (722)                    10667.600
     Australian Dollar                     $  11,161                $   (844)                        0.549
     Euro                                  $  10,017                $   (250)                        0.912
     Singapore Dollar                      $   7,390                $   (127)                        1.810

Forward Contracts to Sell
  Foreign Currencies for U.S. Dollars:

     Euro                                  $     385                $     (1)                        0.900
     Pound Sterling                        $     340                $    (11)                        1.460

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

R E P O R T  O F  I N D E P E N D E N T  A C C O U N T A N T S

To the Board of Directors and Stockholders of McDermott International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of loss, comprehensive loss, stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets and the accounting for the impairment or disposal of long lived assets on January 1, 2002.

As discussed in Notes 1, 12, 20 and 21 to the consolidated financial statements, on February 22, 2000, The Babcock & Wilcox Company ("B&W"), a wholly owned subsidiary of the Company, filed a voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to this Filing, certain parties asserted that assets transferred by B&W to its parent as part of a corporate reorganization during fiscal year 1999 should be returned to B&W. On February 8, 2002, a ruling in favor of the Company was issued by the U.S. Bankruptcy Court on the assets transferred by B&W. This ruling is currently under appeal. The Company has recently entered into a preliminary settlement agreement with certain claimants to resolve the Chapter 11 filing and the transferred asset claims, as well as other matters, and has filed a proposed consensual plan of reorganization with the U.S. Bankruptcy Court. The final resolution and timing of these matters remain uncertain. In addition, during 2002, the Company's wholly owned subsidiary, J. Ray McDermott, S.A., recorded significant losses on certain construction projects. These matters, among others, have negatively impacted the Company's results of operations for the year ended December 31, 2002 and its liquidity.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 24, 2003

                          McDERMOTT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             December 31,
                                                                    2002                      2001
                                                                    ----                      ----
                                                                          (In thousands)
Current Assets:
  Cash and cash equivalents                                    $      175,177            $     196,912
  Investments                                                         108,269                  158,000
  Accounts receivable - trade, net                                    194,603                  139,598
  Accounts receivable from The Babcock & Wilcox Company                12,273                    3,681
  Accounts and notes receivable - unconsolidated affiliates            17,695                   69,368
  Accounts receivable - other                                          64,718                   34,833
  Contracts in progress                                               149,162                   97,326
  Inventories                                                             686                    1,825
  Deferred income taxes                                                 3,350                   59,370
  Other current assets                                                 36,972                   52,490
------------------------------------------------------------------------------------------------------
     Total Current Assets                                             762,905                  813,403
------------------------------------------------------------------------------------------------------
\
Property, Plant and Equipment:
  Land                                                                 12,520                   19,897
  Buildings                                                           132,538                  138,443
  Machinery and equipment                                           1,032,244                1,022,932
  Property under construction                                          62,625                   37,378
------------------------------------------------------------------------------------------------------
                                                                    1,239,927                1,218,650
  Less accumulated depreciation                                       885,827                  864,751

------------------------------------------------------------------------------------------------------

    Net Property, Plant and Equipment                                 354,100                  353,899
------------------------------------------------------------------------------------------------------

Investments:
  Government obligations                                               48,681                  171,702
  Other investments                                                    16,277                    1,301
------------------------------------------------------------------------------------------------------

     Total Investments                                                 64,958                  173,003
------------------------------------------------------------------------------------------------------

Investment in The Babcock & Wilcox Company                                  -                  186,966
------------------------------------------------------------------------------------------------------

Accounts Receivable from The Babcock & Wilcox Company                       -                   17,489
------------------------------------------------------------------------------------------------------

Goodwill                                                               12,926                  330,705
------------------------------------------------------------------------------------------------------

Prepaid Pension Costs                                                  19,311                  152,510
------------------------------------------------------------------------------------------------------

Other Assets                                                           63,971                   75,865
------------------------------------------------------------------------------------------------------
         TOTAL                                                 $    1,278,171            $   2,103,840
======================================================================================================

See accompanying notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           December 31,
                                                                                    2002                 2001
                                                                                    ----                 ----
                                                                                          (In thousands)
Current Liabilities:
  Notes payable and current maturities of long-term debt                       $       55,577      $      209,506
  Accounts payable                                                                    166,251             118,811
  Accounts payable to The Babcock & Wilcox Company                                     32,379              34,098
  Accrued employee benefits                                                            62,109              91,596
  Accrued liabilities - other                                                         185,320             203,695
  Accrued contract cost                                                                53,335              26,367
  Advance billings on contracts                                                       329,557             170,329
  U.S. and foreign income taxes payable                                                32,521             123,985
-----------------------------------------------------------------------------------------------------------------

    Total Current Liabilities                                                         917,049             978,387
-----------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                         86,104             100,393
-----------------------------------------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation                                          26,898              23,536
-----------------------------------------------------------------------------------------------------------------

Environmental and Products Liabilities                                                 12,258              15,083
-----------------------------------------------------------------------------------------------------------------

Self-Insurance                                                                         71,918              67,878
-----------------------------------------------------------------------------------------------------------------

Pension Liability                                                                     392,072              42,063
-----------------------------------------------------------------------------------------------------------------

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement                     86,377                   -
-----------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                     102,252             106,390
-----------------------------------------------------------------------------------------------------------------

Commitments and Contingencies. (Note 10)
-----------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit):

  Common stock, par value $1.00 per
     share, authorized 150,000,000 shares; issued
     66,351,478 and 63,733,257 shares at
     December 31, 2002 and 2001, respectively                                          66,351              63,733
  Capital in excess of par value                                                    1,093,428           1,077,148
  Accumulated deficit                                                              (1,027,318)           (250,924)
  Treasury stock at cost, 2,061,407 and 2,005,792 shares at
     December 31, 2002 and 2001, respectively                                         (62,792)            (62,736)
  Accumulated other comprehensive loss                                               (486,426)            (57,111)
-----------------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity (Deficit)                                            (416,757)            770,110
-----------------------------------------------------------------------------------------------------------------
         TOTAL                                                                 $    1,278,171      $    2,103,840
=================================================================================================================

                          McDERMOTT INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                       Year Ended December 31,
                                                                2002             2001          2000
                                                                ----             ----          ----
                                                              (In thousands, except per share amounts)
Revenues                                                  $   1,748,681     $1,896,948     $ 1,813,670
------------------------------------------------------------------------------------------------------
Costs and Expenses:
  Cost of operations                                          1,744,138      1,657,889       1,613,742
  Loss on write-off of investment in The
    Babcock & Wilcox Company                                    224,664              -               -
  Impairment of J. Ray McDermott, S.A. goodwill                 313,008              -               -
  Losses (gains) on asset disposals and impairments - net         7,849          3,739           2,803
  Selling, general and administrative expenses                  160,474        194,041         182,457
------------------------------------------------------------------------------------------------------
                                                              2,450,133      1,855,669       1,799,002
------------------------------------------------------------------------------------------------------

Equity in Income (Loss) from Investees                           27,692         34,093          (9,795)
------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                        (673,760)        75,372           4,873
------------------------------------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                                 8,560         19,561          27,108
  Interest expense                                              (15,124)       (39,663)        (43,605)
  Estimated loss on The Babcock & Wilcox Company
    bankruptcy settlement                                       (86,377)             -               -
  Gain on sale of McDermott Engineers &
    Constructors (Canada) Ltd.                                        -         27,996               -
  Curtailments and settlements of
    employee benefit plans                                            -         (4,000)         (5,297)
  Other-net                                                      (4,440)         6,641           2,692
------------------------------------------------------------------------------------------------------
                                                                (97,381)        10,535         (19,102)
------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
  before Provision for Income Taxes
  and Extraordinary Item                                       (771,141)        85,907         (14,229)

Provision for Income Taxes                                       15,063        110,329          10,635
------------------------------------------------------------------------------------------------------

Loss from Continuing Operations
  before Extraordinary Item                                    (786,204)       (24,422)        (24,864)

Income from Discontinued Operations                               9,469          3,565           2,782
------------------------------------------------------------------------------------------------------

Loss before Extraordinary Item                                 (776,735)       (20,857)        (22,082)

Extraordinary Gain on Debt Extinguishment                           341            835               -
------------------------------------------------------------------------------------------------------
 Net Loss                                                 $    (776,394)    $  (20,022)    $   (22,082)
======================================================================================================

Loss per Common Share:
  Basic:
    Loss from Continuing Operations
         before Extraordinary Item                     $      (12.71)    $    (0.40)    $     (0.42)
    Net Loss                                           $      (12.55)    $    (0.33)    $     (0.37)
  Diluted:
    Loss from Continuing Operations
         before Extraordinary Item                     $      (12.71)    $    (0.40)    $     (0.42)
    Net Loss                                           $      (12.55)    $    (0.33)    $     (0.37)
===================================================================================================

Cash Dividends:
  Per Common Share                                     $           -     $        -     $      0.10
===================================================================================================

See accompanying notes to consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                           Year Ended December 31,
                                                                                    2002             2001           2000
                                                                                    ----             ----           ----

                                                                                                 (In thousands)
Net Loss                                                                        $  (776,394)     $  (20,022)    $   (22,082)
---------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Income (Loss):
  Currency translation adjustments:
       Foreign currency translation adjustments                                         267          (4,826)        (11,615)
       Reclassification adjustment for impairments
          of investments                                                             18,435               -               -
       Sales of investments in foreign entities                                       1,041           1,513          (6,077)
     Unrealized gains (losses) on derivative financial instruments:
       Unrealized gains (losses) on derivative financial instruments                  3,858          (2,506)              -
       Reclassification adjustment for (gains) losses included in net income           (534)            266               -
     Minimum pension liability adjustment:
       Net of tax benefits of $0, $1,554,000 and $1,250,000 in the years
         ended December 31, 2002, 2001 and 2000, respectively                      (451,756)         (2,849)          2,372
       Deconsolidation of The Babcock & Wilcox Company                                    -               -           2,562
     Unrealized gains on investments:
       Unrealized gains arising during the period,
         net of taxes of $0, $30,000 and $210,000 in the years
         ended December 31, 2002, 2001 and 2000, respectively                           371           9,286           4,887
       Reclassification adjustment for net gains included in
         net loss, net of tax benefits of $0 and $162,000 in the
         years ended December 31, 2002 and 2001, respectively                          (997)         (3,143)              -
---------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Loss                                                           (429,315)         (2,259)         (7,871)
---------------------------------------------------------------------------------------------------------------------------

Comprehensive Loss                                                              $(1,205,709)     $  (22,281)    $   (29,953)
===========================================================================================================================

See accompanying notes to consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             Accumulated                 Total
                                          Common Stock           Capital                        Other                 Stockholders'
                                          ------------          in Excess     Accumulated    Comprehensive  Treasury     Equity
                                     Shares     Par Value     of Par Value     Deficit          Loss         Stock      (Deficit)
                                     ------     ---------     ------------     -------          ----         -----      --------
                                                        (In thousands, except for share amounts)

Balance December 31, 1999          61,625,434     61,625         1,048,848       (208,904)       (46,980)   (62,731)     791,858
------------------------------------------------------------------------------------------------------------------------------------

Net Loss                                    -          -                 -        (22,082)             -          -      (22,082)
Minimum pension liability                   -          -                 -              -          4,933          -        4,933
Unrealized gain on investments              -          -                 -              -          4,887          -        4,887
Translation adjustments                     -          -                 -              -        (11,615)         -      (11,615)
Common stock dividends                      -          -                 -         (5,993)             -          -       (5,993)
Exercise of stock options               3,851          4                14              -              -          -           18
Vesting of deferred stock units           947          1                 -              -              -          -            1
Restricted stock purchases - net       40,000         40               (42)             -              -          -           (2)
Directors stock plan                    1,863          2                 -              -              -          -            2
Contributions to thrift plan          910,287        910             7,602              -              -          -        8,512
Sale of investments
in foreign entities                         -          -                 -          6,077         (6,077)         -            -
Purchase of treasury shares                 -          -                 -              -              -         (5)          (5)
Stock based compensation charges            -          -             6,089              -              -          -        6,089
------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2000          62,582,382     62,582         1,062,511       (230,902)       (54,852)   (62,736)     776,603

Net loss                                    -          -                 -        (20,022)             -          -      (20,022)
Minimum pension liability                   -          -                 -              -         (2,849)         -       (2,849)
Unrealized gain on investments              -          -                 -              -          6,143          -        6,143
Translation adjustments                     -          -                 -              -         (3,313)         -       (3,313)
Unrealized loss on derivatives              -          -                 -              -         (2,240)         -       (2,240)
Exercise of stock options              11,674         12                98              -              -          -          110
Vesting of deferred stock units       100,701        101              (101)             -              -          -            -
Restricted stock purchases - net      324,007        324              (347)             -              -          -          (23)
Directors stock plan                    2,550          2                 -              -              -          -            2
Contributions to thrift plan          711,943        712             7,272              -              -          -        7,984
Stock based compensation charges            -          -             7,715              -              -          -        7,715
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001          63,733,257   $ 63,733      $  1,077,148    $  (250,924)     $ (57,111)  $(62,736)   $ 770,110

Net loss                                    -          -                 -       (776,394)             -          -     (776,394)
Minimum pension liability                   -          -                 -              -       (451,756)         -     (451,756)
Unrealized loss on investments              -          -                 -              -           (626)         -         (626)
Translation adjustments                     -          -                 -              -         19,743          -       19,743
Unrealized gain on derivatives              -          -                 -              -          3,324          -        3,324
Exercise of stock options             113,800        113             1,281              -              -          -        1,394
Vesting of deferred stock units         6,123          6                (6)             -              -          -            -
Restricted stock issuances - net      403,700        404              (816)             -              -        (56)       (468)
Performance based stock issuances     699,711        700             4,238              -              -          -        4,938
Contributions to thrift plan        1,394,887      1,395             8,481              -              -          -        9,876
Stock based compensation charges          -          -             3,102              -              -          -        3,102
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002          66,351,478   $ 66,351      $  1,093,428    $(1,027,318)     $(486,426)  $(62,792)   $(416,757)
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                       2002           2001           2000
                                                                      ----            ----           ----
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                          $   (776,394)   $ (20,022)     $   (22,082)
  Depreciation and amortization                                         40,811       62,371           63,890
  Income or loss of investees, less dividends                            7,156        2,616           23,850
  Loss on asset disposals and impairments - net                          7,850        3,733            2,800
  Provision for (benefit from) deferred taxes                          (33,678)       9,269           20,918
  Gain on sale of businesses                                           (15,044)     (27,996)              -
  Impairment of J. Ray McDermott, S.A. goodwill                        313,008            -               -
  Loss on write-off of investment in The Babcock & Wilcox Company      224,664            -               -
  Extraordinary gain on debt extinguishment                               (341)        (835)              -
  Estimated loss on The Babcock & Wilcox bankruptcy settlement          86,377            -               -
  Deconsolidation of The Babcock & Wilcox Company                            -            -          (19,424)
  Other                                                                 12,093        1,112           12,880
  Changes in assets and liabilities, net
    of effects from acquisitions and divestitures:
     Accounts receivable                                               (51,733)     (31,066)          29,554
     Accounts payable                                                   53,332       28,337           12,148
     Inventories                                                           176        4,293           (4,134)
     Net contracts in progress and advance billings                    105,498       82,088          (18,231)
     Income taxes                                                      (18,635)      95,113          (15,845)
     Accrued liabilities                                                16,844      (32,107)         (40,680)
     Products and environmental liabilities                              3,091        3,085          (10,332)
     Other, net                                                         15,852       (4,176)         (87,023)
Proceeds from insurance for products liability claims                        -            -           26,427
Payments of products liability claims                                        -            -          (23,782)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (9,073)     175,815          (49,066)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                                 -         (644)          (2,707)
Purchases of property, plant and equipment                             (64,852)     (45,008)         (49,300)
Purchases of available-for-sale securities                          (1,361,752)  (1,352,266)        (114,449)
Maturities of available-for-sale securities                            744,538      161,901          108,437
Sales of available-for-sale securities                                 775,441    1,226,107           26,382
Proceeds from asset disposals                                           41,095       53,056            4,778
Investments in equity investees                                              -         (800)          (1,132)
Other                                                                       49         (162)               -
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    134,519       42,184          (27,991)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt                                             (208,416)     (15,110)              (2)
Increase (decrease) in short-term borrowing                             60,056      (96,062)           9,676
Issuance of common stock                                                 1,394        1,000               47
Dividends paid                                                               -            -           (8,972)
Purchase of McDermott International, Inc. stock                              -            -               (5)
Other                                                                     (334)       4,500             (999)
------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                 (147,300)    (105,672)            (255)
------------------------------------------------------------------------------------------------------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                   119          (35)            (802)
------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (21,735)     112,292          (78,114)
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       196,912       84,620          162,734
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    175,177    $ 196,912      $    84,620
============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amount capitalized)                            $     20,792    $  38,166      $    44,872
  Income taxes (net of refunds)                                   $    119,962    $  (2,057)     $    12,402
============================================================================================================

See accompanying notes to consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States ("GAAP"). These consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at December 31, 2002. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.

McDermott International, Inc., a Panamanian corporation ("MII"), is the parent company of the McDermott group of companies, which includes:

         - J. Ray McDermott, S.A., a Panamanian subsidiary of MII ("JRM"), and its consolidated subsidiaries;

         - McDermott Incorporated, a Delaware subsidiary of MII ("MI"), and its consolidated subsidiaries;

         - Babcock & Wilcox Investment Company, a Delaware subsidiary of MI ("BWICO");

         - BWX Technologies, Inc., a Delaware subsidiary of BWICO ("BWXT"), and its consolidated subsidiaries; and

         - The Babcock & Wilcox Company, an unconsolidated Delaware subsidiary of BWICO ("B&W").

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

Due to the bankruptcy filing, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements, and we have been presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement is probable and that the value is reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings of $110.0 million, including tax expense of $23.6 million. See Note 20 for details regarding this estimate and for further information regarding developments in negotiations relating to the B&W Chapter 11 proceedings.

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

Investments

Our investments, primarily government obligations and other highly liquid debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss. We classify investments available for current operations in the balance sheet as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other income (expense). The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss. We report foreign currency transaction gains and losses in income. We have included in other income (expense) transaction gains (losses) of ($2.8) million, ($1.7) million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Contracts and Revenue Recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the product or activity involved. Certain partnering contracts contain a risk-and-reward element, whereby a portion of total compensation is tied to the overall performance of the alliance partners. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. We make provisions for all known or anticipated losses. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. At December 31, 2002 and 2001, we have included in accounts receivable approximately $19.5 million relating to commercial contracts claims whose final settlement is subject to future determination through negotiations or other procedures that had not been completed.

                                                                            December 31,
                                                                       2002               2001
                                                                       ----               ----
                                                                           (In thousands)
Included in Contracts in Progress:
Costs incurred less costs of revenue recognized                    $     46,217      $     45,032
Revenues recognized less billings to customers                          102,945            52,294
-------------------------------------------------------------------------------------------------
Contracts in Progress                                              $    149,162      $     97,326
=================================================================================================

                                                                            December 31,
                                                                       2002             2001
                                                                       ----             ----
                                                                           (In thousands)
Included in Advance Billings on Contracts:
Billings to customers less revenues recognized                     $    477,599      $    221,209
Costs incurred less costs of revenue recognized                        (148,042)          (50,880)
-------------------------------------------------------------------------------------------------
Advance Billings on Contracts                                      $    329,557      $    170,329
=================================================================================================

We have included in accounts receivable - trade the following amounts representing retainages on contracts:

                                                                            December 31,
                                                                       2002             2001
                                                                       ----             ----
                                                                           (In thousands)
Retainages                                                         $     34,137      $     32,156
=================================================================================================
Retainages expected to be collected after one year                 $     14,325      $     13,082
=================================================================================================

Of the long-term retainages at December 31, 2002, we anticipate collecting $11.9 million in 2004 and $2.4 million in 2005.

Inventories

We carry our inventories at the lower of cost or market. We determine cost on an average cost basis. Inventories are summarized below:

                                            December 31,
                                         2002         2001
                                         ----         ----
                                           (In thousands)
Raw Materials and Supplies            $      393   $    1,733
Work in Progress                             293           92
-------------------------------------------------------------
Total Inventories                     $      686   $    1,825
=============================================================

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity (deficit) are as follows:

                                                                              December 31,
                                                                           2002         2001
                                                                           ----         ----
                                                                             (In thousands)
Currency Translation Adjustments                                        $  (30,659)  $  (50,402)
Net Unrealized Gain on Investments                                             675        1,301
Net Unrealized Gain (Loss) on Derivative Financial Instruments               1,084       (2,240)
Minimum Pension Liability                                                 (457,526)      (5,770)
-----------------------------------------------------------------------------------------------
Accumulated Other Comprehensive Loss                                    $ (486,426)  $  (57,111)
===============================================================================================

Warranty Expense

We accrue estimated expense to satisfy contractual warranty requirements, primarily of our Government Operations segment, when we recognize the associated revenue on the related contracts. We include warranty costs associated with our Marine Construction Services segment as a component of our total contract cost estimate to satisfy contractual requirements. In addition, we make specific provisions where we expect the actual costs of a warranty to significantly exceed the accrued estimates. Such provisions could have a material effect on our consolidated financial position, results of operations and cash flows.

Environmental Clean-up Costs

We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a requirement of our licenses from the Nuclear Regulatory Commission. We reflect the accruals, based on the estimated cost of those activities and net of any cost-sharing arrangements, over the economic useful life of each facility, which we typically estimate at 40 years. The total estimated cost of future decommissioning of our nuclear facilities is estimated to be $30.0 million, of which we have recorded $1.5 million in accrued liabilities - other and $9.9 million in other liabilities. We adjust the estimated costs as further information develops or circumstances change. We do not discount costs of future expenditures for environmental cleanup to their present value. An exception to this accounting treatment relates to the work we perform for one facility, for which the U.S. Government is obligated to pay all the decommissioning costs. We recognize recoveries of environmental clean-up costs from other parties as assets when we determine their receipt is probable.

Research and Development

Research and development activities are related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. We charge to operations the costs of research and development that is not performed on specific contracts as we incur them. These expenses totaled approximately $13.8 million, $11.7 million and $15.4 million in the years ended December 31, 2002, 2001 and 2000, respectively. In addition, our customers paid for expenditures we made on research and development activities of approximately $47.8 million, $46.6 million and $34.8 million in the years ended December 31, 2002, 2001 and 2000, respectively.

Property, Plant and Equipment

We carry our property, plant and equipment at cost, reduced by provisions to recognize economic impairment when we determine impairment has occurred.

Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of 8 to 40 years for buildings and 2 to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation or 50% of cumulative straight-line depreciation. Our depreciation expense was $35.7 million, $38.2 million and $38.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Effective January 1, 2002, based on a review performed by us and our independent consultants, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years to better reflect the service lives of our assets and industry norms. Consistent with this change, we also extended the lives of major upgrades to existing vessels. We continue to depreciate our major marine vessels using the units-of-production method, based on the utilization of each vessel. The change in estimated useful lives reduced our operating loss by approximately $3.2 million for the year ended December 31, 2002.

We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them except for drydocking costs. We accrue estimated drydock costs, including labor, raw materials, equipment and regulatory fees, for our marine fleet over the period of time between drydockings, which is generally 3 to 5 years. We accrue drydock costs in advance of the anticipated future drydocking, commonly known as the "accrue in advance" method. Actual drydock costs are charged against the liability when incurred and any differences between actual costs and accrued costs are recognized over the remaining months of the drydock cycle. Such differences could have a material effect on our consolidated financial position, results of operations and cash flows.

Goodwill

On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, we no longer amortize goodwill to earnings, but instead we periodically test for impairment. Due to the deterioration in our Marine Construction Services segment's financial performance during the three months ended September 30, 2002 and our revised expectations concerning this segment's future earnings and cash flow, we tested the goodwill of the Marine

Construction Services segment for impairment as of September 30, 2002. With the assistance of an independent consultant, we completed the first step of the goodwill impairment test and determined that the carrying amount including goodwill of the reporting unit, JRM, exceeded its fair value at September 30, 2002. Accordingly, we concluded that it was probable that a goodwill impairment loss had occurred and recorded an estimated impairment charge of $313 million, which was the total amount of JRM's goodwill. The fair value of JRM was estimated using a discounted cash flow approach. We completed the second step of the goodwill impairment test, the measurement of the potential loss, during the quarter ended December 31, 2002 and concluded that no adjustment to the estimated loss was required.

Following is our reconciliation of reported net loss to adjusted net loss, which excludes goodwill amortization expense (including related tax effects), for the periods presented:

                                                                      Year Ended
                                                                     December 31,
                                                       2002              2001             2000
                                                       ----              ----             ----
                                                       (In thousands, except per share amounts)
Loss before extraordinary item                       $(776,735)       $ (20,857)        $(22,082)
Add back:  goodwill amortization                             -           19,480           20,130
                                                     -------------------------------------------
Adjusted loss before extraordinary item              $(776,735)       $  (1,377)        $ (1,952)
                                                     ===========================================

Net loss                                             $(776,394)       $ (20,022)        $(22,082)
Add back: goodwill amortization                              -           19,480           20,130
                                                     -------------------------------------------
Adjusted net loss                                    $(776,394)       $    (542)        $ (1,952)
                                                     ===========================================

Basic and diluted loss per share before
    extraordinary item:
Loss before extraordinary item                       $  (12.56)       $   (0.34)        $  (0.37)
Add back:  goodwill amortization                             -             0.32             0.34
                                                     -------------------------------------------
Adjusted basic and diluted loss per share before
    extraordinary item                               $  (12.56)       $   (0.02)        $  (0.03)
                                                     ===========================================

Basic and diluted loss per share:
Net loss                                             $  (12.55)       $   (0.33)        $  (0.37)
Add back: goodwill amortization                              -             0.32             0.34
                                                     -------------------------------------------
Adjusted basic and diluted loss per share            $  (12.55)       $   (0.01)        $  (0.03)
                                                     ===========================================

Changes in the carrying amount of goodwill by segment are as follows:

                                                                                     Power        Power
                                           Marine                                  Generation   Generation
                                        Construction   Government    Industrial     Systems       Systems
                                          Services     Operations    Operations      - B&W       - Other         Total
                                                                          (In thousands)
Balance as of January 1, 2000            $ 349,023     $  14,517     $   1,149     $  79,531     $       -     $ 444,220
Deconsolidation of B&W                           -             -                     (78,897)            -       (78,897)
Acquisition of various business units
     of the Ansaldo Volund Group                 -             -             -             -         5,745         5,745
Amortization expense                       (18,007)         (796)         (357)         (635)         (335)      (20,130)
Other including currency
      translation adjustments                   (1)            1             -             1             -             1
                                         -------------------------------------------------------------------------------

Balance as of December 31, 2000            331,015        13,722           792             -         5,410       350,939
Acquisition of various business units
     of the Ansaldo Volund Group                 -             -             -             -        (1,109)       (1,109)
Amortization expense                       (18,007)         (796)         (268)            -          (409)      (19,480)
Other including currency
      translation adjustments                    -             -          (524)            -           879           355
                                         -------------------------------------------------------------------------------

Balance as of December 31, 2001            313,008        12,926             -             -         4,771       330,705
Impairment loss                           (313,008)            -             -             -             -      (313,008)
Sale of Volund                                   -             -             -             -        (5,231)       (5,231)
Other including currency
      translation adjustments                    -             -             -             -           460           460
                                         -------------------------------------------------------------------------------

Balance as of December 31, 2002          $       -     $  12,926     $       -     $       -     $       -     $  12,926
                                         ===============================================================================

Other Intangible Assets

Pursuant to our adoption of SFAS No. 142, we evaluated our other intangible assets and determined that all our other intangible assets as of January 1, 2002 have definite useful lives. We continue to amortize these intangible assets. We have included our other intangible assets, consisting primarily of rights to use technology, in other assets, as follows:

                                                         December 31,
                                            2002            2001               2000
                                            ----            ----               ----
                                                        (In thousands)
Gross cost                                $    959       $   9,459           $  9,477
Accumulated amortization                      (556)         (8,386)            (7,826)
-------------------------------------------------------------------------------------
Net                                       $    403       $   1,073           $  1,651
=====================================================================================

The following summarizes the changes in the carrying amount of other intangible assets:

                                                              Year Ended December 31,
                                                     2002              2001              2000
                                                     ----              ----              ----
                                                                  (In thousands)
Balance at beginning of period                     $  1,073          $  1,651          $  8,083
Additions (reductions)                                  108               (18)              977
Deconsolidation of B&W                                    -                 -            (4,980)
Amortization expense - non-competition
  agreements                                              -                 -              (267)
Amortization expense - technology rights               (778)             (560)           (2,162)
-----------------------------------------------------------------------------------------------
Balance at end of period                           $    403          $  1,073          $  1,651
===============================================================================================

During the year ended December 31, 2000, we acquired certain technology rights with a cost of $902,000, an estimated useful life of 5 years and no residual value.

Estimated amortization expense for the next five fiscal years is: 2003 - $195,000; 2004 - $195,000; 2005 - $12,000; 2006 - $0; 2007 - $0.

Other Non-Current Assets

We have included deferred debt issuance costs and investments in oil and gas properties in other assets. We amortize deferred debt issuance cost as interest expense over the life of the related debt. We report depletion expense of investments in oil and gas properties as amortization expense. Following are the changes in the carrying amount of these assets:

                                                              Year Ended December 31,
                                                     2002              2001              2000
                                                     ----              ----              ----
                                                                  (In thousands)
Balance at beginning of period                     $  6,878          $  8,802          $  6,264
Additions                                                 -             1,611             7,467
Deconsolidation of B&W                                    -                 -               (76)
Depletion expense - oil and gas investment             (691)             (797)             (543)
Interest expense - debt issuance costs               (2,580)           (2,738)           (4,310)
-----------------------------------------------------------------------------------------------
Balance at end of period                           $  3,607          $  6,878          $  8,802
===============================================================================================

Capitalization of Interest Cost

We capitalize interest in accordance with SFAS No. 34, "Capitalization of Interest Cost." We incurred total interest of $17.9 million, $41.0 million and $46.1 million in the years ended December 31, 2002, 2001 and 2000, respectively, of which we capitalized $2.8 million, $1.4 million and $2.4 million in the years ended December 31, 2002, 2001 and 2000, respectively.

Cash Equivalents

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them, which we do not hold as part of our investment portfolio.

Derivative Financial Instruments

Our worldwide operations give rise to exposure to market risks from changes in foreign exchange rates. We use derivative financial instruments, primarily forward contracts, to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities' functional currencies. We record these contracts at fair value on our consolidated balance sheet. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders' equity (as a component of accumulated other comprehensive loss) until the hedged item is recognized in earnings or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The gain or loss on a derivative financial instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on forward contracts that require immediate recognition are included as a component of other-net in our consolidated statement of loss.

Stock-Based Compensation

At December 31, 2002, we have several stock-based employee compensation plans, which are described more fully in Note 9. We account for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, if the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period. Stock options granted to employees of B&W during the Chapter 11 filing are accounted for using the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation," as B&W employees are not considered employees of MII for purposes of APB 25.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                              Year Ended December 31,
                                                      2002              2001              2000
                                                      ----              ----              ----
                                                       (In thousands, except per share data)
Net loss, as reported                              $ (776,394)       $  (20,022)       $  (22,082)
  Add back: stock-based compensation
    cost included in net loss, net of
    related tax effects                                 5,161             3,651             5,920
  Deduct: total stock-based compensation
    cost determined under fair-value-
    based method, net of related tax effects          (11,720)           (6,968)           (8,595)
                                                   ----------------------------------------------

Pro forma net loss                                 $ (782,953)       $  (23,339)       $  (24,757)
                                                   ==============================================

Loss per share:
  Basic and diluted, as reported                   $   (12.55)       $    (0.33)       $    (0.37)
  Basic and diluted, pro forma                     $   (12.66)       $    (0.38)       $    (0.41)

For the years ended December 31, 2002, 2001 and 2000, charges to income include amounts related to approximately 1,053,000 stock options that require variable accounting as a consequence of the DSU program described in Note 9.

New Accounting Standards

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that we no longer amortize goodwill, but instead perform periodic testing for impairment. We have completed our transitional goodwill impairment test and did not incur an impairment charge as of January 1, 2002. However, due to the deterioration in JRM's financial performance during the three months ended September 30, 2002 and our revised expectations concerning JRM's future earnings and cash flow, we tested the goodwill of the Marine Construction Services segment for impairment. See the Goodwill section of this note for disclosure concerning the goodwill impairment charge and our reconciliation of reported net income to adjusted net income, which excludes goodwill amortization expense for all periods presented.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. We must adopt SFAS No. 143 effective January 1, 2003 and expect to record as the cumulative effect of an accounting change income of approximately $3.0 million upon adoption.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." It also rescinds SFAS No. 44, "Accounting for Intangible

Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." In addition, it amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We must adopt the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 as of January 1, 2003, and we expect to reclassify the extraordinary gain on extinguishment of debt we recorded in 2001 and 2002, because (as a result of the change in accounting principles) it will no longer meet the criteria for classification as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. It is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of the recognition and measurement provisions of this Interpretation to have a material effect on our consolidated financial position or results of operations. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Therefore, our financial statements for the year ended December 31, 2002 contain the disclosures required by Interpretation No. 45.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Our financial statements for the year ended December 31, 2002 contain the disclosures required by SFAS No. 148.

NOTE 2 - ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

Acquisitions

In June 2000, we acquired, through our Babcock & Wilcox Volund ApS ("Volund") subsidiary, various business units of the Ansaldo Volund Group, a group of companies owned by Finmeccanica S.p.A. of Italy. We acquired waste-to-energy, biomass, gasification and stoker-fired boiler businesses and projects, as well as an engineering and manufacturing facility in Esbjerg, Denmark from the Ansaldo Volund Group. We used the purchase method of accounting for this acquisition. The acquisition cost was $2.7 million plus assumed liabilities, which resulted in goodwill of $5.7 million. We reduced goodwill by $1.1 million in 2001 due to the adjustment of certain assumed liabilities.

Volund acquired the BS Incineration business from FLS Miljo A/S, in October 2001. This acquisition was a natural complement to Volund's service business. The cost of the acquisition was $1.3 million. Volund paid cash of $0.6 million in October 2001 and paid the remaining acquisition cost in June 2002. Volund recorded goodwill of $1.1 million on this acquisition. This acquisition is not considered significant.

Dispositions

On October 11, 2002, we sold Volund to B&W. The consideration received by MII from B&W included a $3 million note and funding for the repayment of approximately $14.5 million of principal and interest on a loan owed by Volund to MII. The purchase price is subject to a possible downward adjustment, depending on the final resolution of the customer claims relating to the construction of a biomass facility in Denmark and Volund's related claims against Austrian Energy. See Note 10 for a discussion of those claims. Terms of the sale also included replacement by the debtor-in-possession revolving credit and letter of credit facility of approximately $11.0 million of letters of credit previously issued under MII's credit facility. We have deferred recognition of a gain on the sale of Volund until final resolution of the B&W bankruptcy proceedings.

In October 2001, we sold McDermott Engineers & Constructors (Canada) Ltd. ("MECL") to Jacobs Canada Inc. ("Jacobs"), a wholly owned Canadian subsidiary of Jacobs Engineering Group, Inc. Under the terms of the sale, we received cash of $47.5 million and retained certain liabilities, including environmental liabilities, executive termination and pension liabilities and professional fees, of MECL and its subsidiaries. The retained liabilities relate to prior operations of MECL and certain of its subsidiaries and are not debt obligations. We do not consider these liabilities significant. We sold our stock in MECL with a net book value of $11.9 million, including goodwill of $0.5 million. The estimated costs of the sale were $7.6 million. The sale resulted in a gain of $28.0 million and tax expense of $2.4 million. Our consolidated income statement includes the following for MECL up to the date of sale:

                         Year Ended December 31,
                            2001        2000
                            ----        ----
                             (In thousands)
Revenues                 $ 507,223    $ 425,974
Operating income         $   9,984    $   9,185
Net income               $   6,639    $   8,059

Discontinued Operations

On July 10, 2002, we completed the sale of one of our subsidiaries, Hudson Products Corporation ("HPC"), formerly a component of our Industrial Operations segment. The sale price of $39.5 million consisted of $37.5 million in cash and a $2 million subordinated promissory note. In the year ended December 31, 2002, we recorded a gain on the sale of HPC of $9.4 million, net of a provision for income taxes of $5.7 million. We have reported the gain on sale and results of operations for HPC in discontinued operations, and HPC is classified at December 31, 2001 as an asset held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002. We have reclassified our consolidated statements of loss for the years ended December 31, 2001 and 2000 for consistency to reflect the current year treatment of HPC as a discontinued operation. At December 31, 2001, we have reported HPC's assets totaling $31.4 million in other current assets and HPC's liabilities totaling $8.9 million in other current liabilities in our consolidated balance sheet. Condensed financial information for our operations reported in discontinued operations follows:

                               Year Ended December 31,
                            2002         2001         2000
                            ----         ----         ----
                                   (In thousands)
Revenues                 $  31,534    $  72,858    $  64,083
Income before provision
  for income taxes       $     164    $   5,371    $   4,252

NOTE 3 - EQUITY METHOD INVESTMENTS

We have included in other assets investments in our worldwide joint ventures and other entities that we account for using the equity method of $11.5 million and $21.0 million at December 31, 2002 and 2001, respectively. The undistributed earnings of our equity method investees were $2.6 million and $11.1 million at December 31, 2002 and 2001, respectively.

Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we accounted for using the equity method (unaudited):

                                                               December 31,
                                                         2002                2001
                                                         ----                ----
                                                              (In thousands)
Current Assets                                        $   64,607          $  403,148
Noncurrent Assets                                         11,734              54,032
------------------------------------------------------------------------------------
Total Assets (1)                                      $   76,341          $  457,180
====================================================================================

Current Liabilities                                   $   23,069          $  305,249
Noncurrent Liabilities                                     1,231              40,124
Owners' Equity                                            52,041             111,807
------------------------------------------------------------------------------------
Total Liabilities and Owners' Equity (1)              $   76,341          $  457,180
====================================================================================

(1) The reduction in 2002 is attributable to our joint ventures in Mexico and Beijing being placed on the cost method of accounting.

                                                               Year Ended December 31,
                                                       2002              2001              2000
                                                       ----              ----              ----
                                                                   (In thousands)
Revenues                                           $  1,800,727      $  2,376,931      $  1,424,127
Gross Profit                                       $     78,272      $    139,300      $     83,198
Income before Provision for Income Taxes           $     73,618      $     89,530      $     47,725
Provision for Income Taxes                                5,789            14,783             1,449
---------------------------------------------------------------------------------------------------
Net Income                                         $     67,829      $     74,747      $     46,276
===================================================================================================

Revenues of equity method investees include $1,653.8 million, $1,614.1 million and $766.4 million of reimbursable costs recorded by limited liability companies in our Government Operations segment at December 31, 2002, 2001 and 2000, respectively. Our investment in equity method investees was less than our underlying equity in net assets of those investees based on stated ownership percentages by $11.0 million at December 31, 2002. These differences are primarily related to the timing of distribution of dividends and various adjustments under generally accepted accounting principles.

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

Reconciliation of net income per combined income statement information to equity in income (loss) from investees per our consolidated statement of loss is as follows:

                                                                                   Year Ended December 31,
                                                                        2002                2001                2000
                                                                        ----                ----                ----
                                                                                       (In thousands)
Equity income based on stated ownership percentages                  $   30,119          $   33,427          $   17,460
Impairment of investments in foreign joint venture                       (7,174)                  -              (5,996)
Costs to exit certain foreign joint ventures                                  -                   -             (17,453)
Sale of shares in foreign joint venture                                   3,971               2,353                   -
All other adjustments due to amortization of basis differences, timing of GAAP adjustments, dividend distributions and
   other adjustments                                                        776              (1,687)             (3,806)
-----------------------------------------------------------------------------------------------------------------------
Equity in income (loss) from investees                               $   27,692          $   34,093          $   (9,795)
=======================================================================================================================

On June 30, 2001, JRM, through one of its subsidiaries, entered into an agreement to sell its share in a foreign joint venture, Brown & Root McDermott Fabricators Limited. JRM received initial consideration in cash of approximately $7.4 million for the sale in the year ended December 31, 2001 and an additional $2.3 million in the year ended December 31, 2002. Final purchase price adjustments and related cost issues are still being negotiated. We expect these negotiations to be finalized in 2003.

Our transactions with unconsolidated affiliates included the following:

                                                              Year Ended December 31,
                                                      2002              2001              2000
                                                      ----              ----              ----
                                                                   (In thousands)
Sales to                                           $   81,833        $  240,935        $   73,961
Leasing activities (included in Sales to)          $   41,881        $   81,194        $   36,863
Purchases from                                     $        -        $   11,885        $    3,751
Dividends received                                 $   34,848        $   36,920        $   14,109

Our accounts payable includes payables to unconsolidated affiliates of $3.2 million at December 31, 2001. Our property, plant and equipment includes cost of $75.2 million and $131.0 million and accumulated depreciation of $49.0 million and $57.3 million, respectively, at December 31, 2002 and 2001 of marine equipment that was leased to an unconsolidated affiliate. At December 31, 2002, our other current assets include $14.4 million of marine equipment that was leased to an unconsolidated affiliate. During the year ended December 31, 2000, we recorded charges of $23.4 million to exit certain foreign joint ventures.

NOTE 4 - INCOME TAXES

We have provided for income taxes based on the tax laws and rates in the countries in which we conduct our operations. We have earned all of our income outside of Panama, and we are not subject to income tax in Panama on income earned outside of Panama. Therefore, there is no expected relationship between the provision for, or benefit from, income taxes and income, or loss, before income taxes. The major reason for the variations in these amounts is that income is earned within and subject to the taxation laws of various countries, each of which has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rate, but also with respect to the allowability of deductions, credits and other benefits. Variations also exist because the proportional extent to which income is earned in, and subject to tax by, any particular country or countries varies from year to year. MII and certain of its subsidiaries keep books and file tax returns on the completed contract method of accounting.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2002 and 2001 were as follows:

                                                                                          December 31,
                                                                                    2002                2001
                                                                                    ----                ----
                                                                                         (In thousands)
Deferred tax assets:
   Pension liability                                                             $  122,564          $        -
   Prior year minimum tax credit carryforward                                         5,600                   -
   Accrued warranty expense                                                              66                 149
   Accrued vacation pay                                                               6,191               5,788
   Accrued liabilities for self-insurance
     (including postretirement health care benefits)                                 15,679              11,944
   Accrued liabilities for executive and employee incentive compensation             25,287              25,823
   Investments in joint ventures and affiliated companies                               941               3,755
   Operating loss carryforwards                                                      17,916               8,587
   Environmental and products liabilities                                             6,004               6,087
   Long-term contracts                                                               36,627              17,392
   Drydock reserves                                                                   7,460               9,429
   Accrued interest                                                                   6,395               6,395
   Deferred foreign tax credits                                                       5,298               7,235
   Other                                                                             15,779              18,422
---------------------------------------------------------------------------------------------------------------
      Total deferred tax assets                                                     271,807             121,006
   Valuation allowance for deferred tax assets                                     (214,827)            (12,840)
---------------------------------------------------------------------------------------------------------------
      Deferred tax assets                                                            56,980             108,166
---------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Property, plant and equipment                                                     30,914              19,494
   Estimated provision for B&W Chapter 11 settlement                                 17,342                   -
   Prepaid pension costs                                                                  -              39,501
   Investments in joint ventures and affiliated companies                             2,578               2,710
   Insurance and other recoverables                                                      69               1,230
   Other                                                                              3,166               3,270
---------------------------------------------------------------------------------------------------------------
   Total deferred tax liabilities                                                    54,069              66,205
---------------------------------------------------------------------------------------------------------------
   Net deferred tax assets                                                       $    2,911          $   41,961
===============================================================================================================

Income (loss) from continuing operations before provision for (benefit from) income taxes and extraordinary item was as follows:

                                                                                Year Ended December 31,
                                                                     2002                2001                2000
                                                                     ----                ----                ----
                                                                                    (In thousands)
U.S.                                                              $ (384,475)         $   39,220          $   11,447
Other than U.S.                                                     (386,666)             46,687             (25,676)
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before provision
     for income taxes and extraordinary item                      $ (771,141)         $   85,907          $  (14,229)
====================================================================================================================

The provision for (benefit from) income taxes consisted of:

Current:
  U.S. - Federal                                                  $  (40,567)         $   88,273          $  (14,611)
  U.S. - State and local                                                 252               4,729               2,034
  Other than U.S.                                                     17,337               8,058               2,294
--------------------------------------------------------------------------------------------------------------------
Total current                                                        (22,978)            101,060             (10,283)
--------------------------------------------------------------------------------------------------------------------
Deferred:
  U.S. - Federal                                                      36,284              12,410              21,860
  U.S. - State and local                                               1,757                (368)             (1,098)
  Other than U.S.                                                          -              (2,773)                156
--------------------------------------------------------------------------------------------------------------------
Total deferred                                                        38,041               9,269              20,918
--------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                        $   15,063          $  110,329          $   10,635
====================================================================================================================

We recorded the following charges in the year ended December 31, 2002, with little or no associated tax benefit:

         - the impairment of the remaining $313.0 million of goodwill attributable to the premium we paid on the acquisition of the minority interest of JRM in June 1999;

         - the write-off of the investment in B&W and other related assets totaling $224.7 million; and

         - the net pre-tax provision of $86.4 million for the estimated cost of settlement of the B&W Chapter 11 proceedings.

The net pre-tax provision for the estimated cost of the B&W Chapter 11 settlement includes approximately $154.0 million of expenses with no associated tax benefits. The remaining items, consisting primarily of estimated benefits we expect to receive as a result of the settlement, constitute income in taxable jurisdictions. See Note 20 for additional details regarding the settlement provision.

For the year ended December 31, 2001, our current provision for U.S. income taxes includes a charge of approximately $85.4 million associated with the intended exercise of the intercompany stock purchase and sale agreement referred to in Notes 5 and 8. Our current provision for other than U.S. income taxes in the years ended December 31, 2001 and 2000 includes a reduction of $4.1 million and $0.6 million, respectively, for the benefit of net operating loss carryforwards. Losses from foreign joint ventures that generated no corresponding tax benefit totaled $25.6 million in the year ended December 31, 2000 and amortization of goodwill associated with the acquisition of the minority interest in JRM was $18.0 million in the years ended December 31, 2001 and 2000. In addition, the years ended December 31, 2001 and 2000 include a tax benefit of $5.2 million and $5.5 million from favorable tax settlements in foreign jurisdictions, and a provision for proposed Internal Revenue Service ("IRS") tax deficiencies was recorded in the year ended December 31, 2001. The provision for income taxes for the year ended December 31, 2000 also includes a provision of $3.8 million for B&W for the pre-filing period and a benefit of $1.4 million from the use of certain tax attributes in a foreign joint venture.

MII and JRM would be subject to withholding taxes on distributions of earnings from their U.S. subsidiaries and certain foreign subsidiaries. For the year ended December 31, 2002, the undistributed earnings of U.S. subsidiaries of MII and JRM were approximately $564.0 million. U.S. withholding taxes of approximately $169.0 million would be payable upon distribution of these earnings. For the same period, the undistributed earnings of the foreign subsidiaries of such U.S. companies amounted to approximately $79.4 million. The unrecognized deferred U.S. income tax liability on these earnings is approximately $31.0 million. Withholding taxes of approximately $4.0 million would be payable to the applicable foreign jurisdictions upon remittance of these earnings. We have not provided for any taxes, as we treat these earnings as indefinitely reinvested. The undistributed taxable earnings of foreign subsidiaries of MII and JRM were $27.9 million and applicable withholding taxes of $3.9 million would be due upon remittance of these earnings. We have provided withholding tax of $2.4 million on the intended distribution of approximately $20.5 million. The remaining $7.4 million in undistributed earnings is considered indefinitely reinvested, and we have made no provision for taxes on these earnings.

We reached settlements with the IRS concerning MI's U.S. income tax liability through the fiscal year ended March 31, 1992, disposing of all U.S. federal income tax issues. The IRS has issued notices for MI for the fiscal years ended March 31, 1993 through March 31, 1998 and for JRM for the fiscal years ended March 31, 1995 through March 31, 1998 asserting deficiencies in the amount of taxes reported. We believe that any income taxes ultimately assessed against MI and JRM will not exceed amounts for which we have already provided.

At December 31, 2002, we had a valuation allowance of $214.8 million for deferred tax assets, which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that our remaining deferred tax assets are realizable through carrybacks and future reversals of existing taxable temporary differences. We will continue to assess the adequacy of our valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to the financial statements.

We have foreign net operating loss carryforwards of approximately $33.1 million available to offset future taxable income in foreign jurisdictions. Approximately $6.6 million of the foreign net operating loss carryforwards is scheduled to expire in 2003 to 2009. We have domestic net operating loss carryforwards of approximately $19.2 million available to offset future taxable income in domestic jurisdictions. The domestic net operating loss carryforwards are scheduled to expire in years 2009 to 2022.

NOTE 5 - LONG-TERM DEBT AND NOTES PAYABLE

                                                                                    December 31,
                                                                              2002                2001
                                                                              ----                ----
                                                                                   (In thousands)
Long-term debt consists of:
Unsecured Debt:
  Series A Medium Term Notes (maturing in 2003; interest at
     various rates ranging from 8.99% to 9.00%)(1)                         $    9,500          $    9,500
  Series B Medium Term Notes (maturities ranging from 4 to 23
     years; interest at various rates ranging from 7.57% to 8.75%)             64,000              64,000
  9.375% Notes due March 15, 2002 ($208,808,000 principal amount)                   -             208,789
  9.375% Senior Subordinated Notes due 2006
     ($1,234,000 principal amount)                                              1,221               1,218
  Other notes payable through 2030 (interest at
     various rates ranging to 10%)                                             17,225              21,845
Secured Debt:
  Capitalized lease obligations                                                 4,135               4,521
---------------------------------------------------------------------------------------------------------
                                                                               96,081             309,873
Less:  Amounts due within one year                                              9,977             209,480
---------------------------------------------------------------------------------------------------------
  Long-term debt                                                           $   86,104          $  100,393
=========================================================================================================

(1) We funded the repayment of these notes on February 11, 2003.

                                                                                    December 31,
                                                                              2002                2001
                                                                              ----                ----
                                                                                   (In thousands)
Notes payable and current maturities of long-term debt consist of:
  Short-term lines of credit - unsecured                                   $    3,725          $        -
  Short-term lines of credit - secured                                         41,875                   -
  Other notes payable                                                               -                  26
  Current maturities of long-term debt                                          9,977             209,480
---------------------------------------------------------------------------------------------------------
  Total                                                                    $   55,577          $  209,506
=========================================================================================================

Weighted average interest rate on short-term borrowings                          5.17%               9.37%
=========================================================================================================

During the year ended December 31, 2002, MI repurchased or repaid the remaining $208.8 million in aggregate principal amount of its 9.375% Notes due March 15, 2002 for aggregate payments of $208.3 million, resulting in an extraordinary net after-tax gain of $0.3 million. In order to repay the remaining notes, MI exercised its right pursuant to a stock purchase and sale agreement with MII (the "Intercompany Agreement"). Under this agreement, MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock. MI held this financial asset since prior to the 1982 reorganization transaction under which MII became the parent of MI. The price was based on (1) MII's stockholders' equity at the close of the fiscal year preceding the date on which the right to sell or buy, as the case may be, was exercised and (2) the price-to-book value of the Dow Jones Industrial Average. At January 1, 2002, the aggregate unit value of MI's right to sell all of its 100,000 units to MII was approximately $243 million. MI received this amount from the exercise of the Intercompany Agreement. MII funded that payment by (1) receiving dividends of $80 million from JRM and $20 million from one of our captive insurance companies and (2) reducing its short-term investments and cash and cash equivalents.

Maturities of long-term debt during the five years subsequent to December 31, 2002 are as follows: 2003 - $10.0 million; 2004 - $0.6 million; 2005 -$12.0 million; 2006 - $6.1 million; 2007 - $4.9 million.

At December 31, 2002 and 2001, we had available various uncommitted short-term lines of credit from banks totaling $10.2 million and $8.9 million, respectively. We had no borrowings outstanding under these lines of credit as of December 31, 2002 or 2001.

On February 11, 2003, we entered into definitive agreements with a group of lenders for a new credit facility ("New Credit Facility") to replace our previous facilities, which consisted of a $100 million credit facility for MII and BWXT (the "MII Credit Facility") and a $200 million credit facility for JRM and its subsidiaries (the "JRM Credit Facility") that were scheduled to expire on February 21, 2003. The

New Credit Facility initially provides for borrowings and issuances of letters of credit in an aggregate amount of up to $180 million, with certain sublimits on the amounts available to JRM and BWXT. On May 13, 2003, the maximum amount available under the Credit Facility will be reduced to $166.5 million. The obligations under the New Credit Facility are (1) guaranteed by MII and various subsidiaries of JRM and (2) collateralized by all our capital stock in MI, JRM and certain subsidiaries of JRM and substantially all the JRM assets and various intercompany promissory notes. The New Credit Facility requires us to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require us to maintain a minimum amount of cumulative earnings before taxes, depreciation and amortization; a minimum fixed charge coverage ratio; a minimum level of tangible net worth (for MII as a whole, as well as for JRM and BWXT separately); and a minimum variance on expected costs to complete the Front Runner EPIC spar project. In addition, we must provide as additional collateral fifty percent of any net after-tax proceeds from significant asset sales. The New Credit Facility is scheduled to expire on April 30, 2004.

Proceeds from the New Credit Facility may be used by JRM and BWXT, with sublimits for JRM of $100 million for letters of credit and $10 million for cash advances and for BWXT of $60 million for letters of credit and $50 million for cash advances. At March 24, 2003, we had $10.1 million in cash advances and $111.7 million in letters of credit outstanding under this facility. Pricing for cash advances under the Credit Facility is prime plus 4% or Libor plus 5% for JRM and prime plus 3% or Libor plus 4% for BWXT. Commitment fees are charged at the rate of 0.75 of 1% per annum on the unused working capital commitment, payable quarterly.

The MII Credit Facility served as a revolving credit and letter of credit facility. Borrowings under this facility could be used for working capital and general corporate purposes. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the MII Credit Facility could not exceed $100 million. This facility was secured by a collateral account funded with various U.S. Government securities with a minimum marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings outstanding. We had borrowings of $41.9 million outstanding under the MII Credit Facility at December 31, 2002 and no borrowings against this facility at December 31, 2001. Letters of credit outstanding at December 31, 2002 were approximately $53.0 million. The interest rate was Libor plus 0.425%, or prime depending upon notification to borrow. The interest rate at December 31, 2002 was 4.25%. Commitment fees under this facility totaled approximately $0.3 million for the year ended December 31, 2002.

The JRM Credit Facility consisted of two tranches. One was a revolving credit facility that provided for up to $100 million for advances that could be used for working capital and general corporate purposes. The second tranche provided for up to $200 million of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility could not exceed $200 million. We had borrowings of $3.7 million outstanding under the JRM Credit Facility at December 31, 2002 and no borrowings against this facility at December 31, 2001. Letters of credit outstanding under the JRM Credit Facility at December 31, 2002 totaled approximately $73.2 million. The interest rate was Libor plus 2%, or prime plus 1% depending upon notification to borrow. The interest rate at December 31, 2002 was 5.25%. Commitment fees under this facility totaled approximately $1.1 million for the year ended December 31, 2002.

MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments.

MI and its subsidiaries are unable to incur any additional long-term debt obligations under one of MI's public debt indentures, other than in connection with certain extension, renewal or refunding transactions.

NOTE 6 - PENSION PLANS AND POSTRETIREMENT BENEFITS

We provide retirement benefits, primarily through noncontributory pension plans, for substantially all our regular full-time employees. We do not provide retirement benefits to certain nonresident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada or the United Kingdom. We base our salaried plan benefits on final average compensation and years of service, while we base our hourly plan benefits on a flat benefit rate and years of service. Our funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") and, generally, to fund other pension plans as recommended by the respective plan actuaries and in accordance with applicable law.

We make available postretirement health care and life insurance benefits to certain retired union employees based on their union contracts. In the year ended December 31, 2000, we curtailed retirement benefits on one of our union contracts and amended the pension plan to increase benefits for the employees affected by the curtailment, resulting in a curtailment loss of $1.4 million.

At December 31, 2002, in accordance with SFAS No. 87, "Employers' Accounting for Pensions," we were required to recognize a minimum pension liability of approximately $452 million. This recognition resulted in a decrease in our prepaid pension asset of $122 million, an increase in our pension liability of $345 million and an increase in other intangible assets of $15 million. The increase in the minimum pension liability is a direct result of the combination of the downturn in financial markets in 2002 and the low interest rates in effect at December 31, 2002.

Effective March 31, 2003, benefit accruals under JRM's qualified pension plan will cease. Any pension benefits earned to that date will remain payable pursuant to the plan upon retirement, but no future benefits will accrue. All employees participating in the JRM qualified pension plan on March 31, 2003 will fully vest at that time.

In the nine-month period ended December 31, 1999, we curtailed a pension plan in the United Kingdom and increased the benefits payable to the employees affected by the curtailment. We recognized additional curtailment losses on this plan of $10.2 million and $3.9 million in the years ended December 31, 2001 and 2000 due to revisions in our expected share of the pension surplus. We are continuing to negotiate a settlement.

                                                                    Pension Benefits                     Other Benefits
                                                                       Year Ended                          Year Ended
                                                                       December 31,                        December 31,
                                                                  2002             2001              2002             2001
                                                                  ----             ----              ----             ----
                                                                                       (In thousands)
Change in benefit obligation:
 Benefit obligation at beginning of period                     $ 1,833,428      $ 1,734,527           35,395       $   35,151
 Service cost                                                       28,137           25,579                -                -
 Interest cost                                                     119,360          115,195            2,406            2,499
 Curtailments                                                            -           10,219                -                -
 Amendments                                                            148            5,414                -                -
 Transfers                                                               -            1,321                -                -
 Change in assumptions                                             139,280           37,019            1,237            1,392
 Actuarial (gain) loss                                              28,224           14,823              499              280
 Foreign currency exchange rate changes                                  -           (4,132)               -                -
 Benefits paid                                                    (105,569)        (106,537)          (3,709)          (3,927)
-----------------------------------------------------------------------------------------------------------------------------
 Benefit obligation at end of period                             2,043,008        1,833,428           35,828           35,395
-----------------------------------------------------------------------------------------------------------------------------
Change in plan assets:
 Fair value of plan assets at beginning of period                1,821,530        1,943,562                -                -
 Actual return on plan assets                                     (159,730)         (23,520)               -                -
 Company contributions                                              24,073           12,899            3,709            3,927
 Foreign currency exchange rate changes                                  -           (4,908)               -                -
 Benefits paid                                                    (105,569)        (106,503)          (3,709)          (3,927)
-----------------------------------------------------------------------------------------------------------------------------
 Fair value of plan assets at the end of period                  1,580,304        1,821,530                -                -
-----------------------------------------------------------------------------------------------------------------------------
 Funded status                                                    (462,704)         (11,898)         (35,828)         (35,395)
 Unrecognized net obligation                                       541,275             (242)               -                -
 Unrecognized prior service cost                                    15,599           14,550                -                -
 Unrecognized actuarial (gain) loss                                   (153)          93,920            8,929            7,930
-----------------------------------------------------------------------------------------------------------------------------
 Net amount recognized                                         $    94,017      $    96,330       $  (26,899)      $  (27,465)
=============================================================================================================================
Amounts recognized in the balance sheet:
 Prepaid benefit cost                                          $    19,311      $   152,510       $        -       $        -
 Accrued benefit liability                                        (401,167)         (65,848)         (26,899)         (27,465)
 Intangible asset                                                   15,026              578                -                -
 Accumulated other comprehensive income                            460,847            9,090                -                -
-----------------------------------------------------------------------------------------------------------------------------
 Net amount recognized                                         $    94,017      $    96,330       $  (26,899)      $  (27,465)
=============================================================================================================================
Weighted average assumptions:
 Discount rate                                                        6.50%            7.25%            6.50%            7.42%
 Expected return on plan assets                                       8.28%            8.33%               -                -
 Rate of compensation increase                                        4.00%            4.44%               -                -

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.0% in 2009 and remain at that level thereafter.

                                                    Pension Benefits                          Other Benefits
                                                 Year Ended December 31,                  Year Ended December 31,
                                            2002          2001          2000          2002         2001         2000
                                            ----          ----          ----          ----         ----         ----
                                                                           (In thousands)
Components of net periodic
  benefit cost (income):
 Service cost                            $  28,137     $  25,579     $  25,277     $       -    $       -    $      -
 Interest cost                             119,360       115,195       111,947         2,406        2,499        2,514
 Expected return on plan assets           (136,227)     (145,738)     (145,066)            -            -            -
 Amortization of prior service cost          3,207         2,600         2,589             -            -            -
 Recognized net actuarial loss (gain)       11,912       (15,800)      (34,449)          834          718          542
----------------------------------------------------------------------------------------------------------------------
 Net periodic benefit cost (income)      $  26,389     $ (18,164)    $ (39,702)    $   3,240    $   3,217    $   3,056
======================================================================================================================

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,883.0 million, $1,805.8 million and $1,402.4 million, respectively at December 31, 2002 and $187.2 million, $140.2 million and $103.2 million, respectively, at December 31, 2001.

Assumed health-care cost trend rates have a significant effect on the amounts we report for our health-care plan. A one-percentage-point change in our assumed health-care cost trend rates would have the following effects:

                                                         One-Percentage-     One-Percentage-
                                                         Point Increase      Point Decrease
                                                         --------------      --------------
                                                                   (In thousands)
Effect on total of service and interest
  cost components                                          $      150          $     (145)
Effect on postretirement benefit obligation                $    2,088          $   (2,019)

Multiemployer Plans

One of B&W's subsidiaries contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. The amount charged to pension cost and contributed to the plans was $2.4 million in the year ended December 31, 2000.

NOTE 7 - IMPAIRMENT OF LONG-LIVED ASSETS

Impairment losses to write down property, plant and equipment to estimated fair values are summarized by segment as follows:

                                                                         Year Ended December 31,
                                                              2002                2001                 2000
                                                              ----                ----                 ----
                                                                             (In thousands)
Property, plant and equipment and other assets:
    Assets to be held and used:
       Marine Construction Services                        $    6,800          $        -           $        -
    Assets to be disposed of:
       Marine Construction Services                             1,943               6,318                3,346
       Government Operations                                        -                   -                  833
--------------------------------------------------------------------------------------------------------------
  Total                                                    $    8,743          $    6,318           $    4,179
==============================================================================================================

Property, plant and equipment and other assets - assets to be held and used

During the year ended December 31, 2002, our Marine Construction Services segment recorded an impairment loss of $6.8 million on land at one of our facilities that is no longer expected to recover its carrying value through future cash flows. We determined fair value based on an appraisal of the land. Prior to impairment, the land had a book value of approximately $13.5 million.

Property, plant and equipment and other assets-assets to be disposed of

During the year ended December 31, 2002, our Marine Construction Services segment recorded impairment losses totaling $1.9 million to reduce four material barges and certain other marine equipment to net realizable value. Prior to the impairment charges, this marine equipment had a total net book value of approximately $2.1 million. We expect to sell this equipment in 2003.

During the year ended December 31, 2001, our Marine Construction Services segment recorded an impairment loss totaling $6.3 million to reduce an idled derrick barge to scrap value. Prior to impairment, the vessel had a net book value of approximately $6.9 million. During the year ended December 31, 2002, we sold the vessel for net proceeds of $0.6 million and recorded an additional impairment loss of $43,000.

During the year ended December 31, 2000, our Marine Construction Services segment recorded impairment losses totaling $3.3 million. These provisions included $2.0 million for salvaged structures that were written down to net realizable value, a $0.3 million adjustment to a building for sale near London that we sold in 2001, and $1.1 million writedown of fixed assets in our Inverness facility.

During the year ended December 31, 2000, our Government Operations segment recorded an impairment loss totaling $0.8 million at our research facility in Alliance, Ohio for fixed assets that will no longer be used.

NOTE 8 - CAPITAL STOCK

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

We issue shares of our common stock in connection with our 2001 Directors and Officers Long-Term Incentive Plan, our 1996 Officer Long-Term Incentive Plan (and its predecessor programs), our 1992 Senior Management Stock Plan and contributions to our Thrift Plan. At December 31, 2002 and 2001, 15,180,999 and 9,026,795 shares of common stock, respectively, were reserved for issuance in connection with those plans.

MII Preferred Stock

At December 31, 2001, 100,000 shares of our nonvoting Series A Participating Preferred Stock (the "Participating Preferred Stock") were issued and owned by MI. During the year ended December 31, 2002, we purchased the 100,000 shares of Participating Preferred Stock pursuant to the exercise of the Intercompany Agreement and cancelled them. Under the Intercompany Agreement, MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock. MI held this financial asset since prior to the 1982 reorganization under which MII became the parent of MI. During the quarter ended March 31, 2002, MI exercised its right pursuant to this agreement and received approximately $243 million. During the year ended December 31, 2001, we redeemed the last 10,000 shares of the Series B nonvoting Preferred Stock, which were owned by MI, at $250 per share under the applicable mandatory redemption provisions.

We designated a series of our authorized but unissued preferred stock as Series D Participating Preferred Stock in connection with our Stockholder Rights Plan. As of December 31, 2002, no shares of Series D Participating Preferred Stock were outstanding.

Our issuance of additional shares of preferred stock in the future and the specific terms thereof, such as the dividend rights, conversion rights, voting rights, redemption prices and similar matters, may be authorized by our Board of Directors without stockholder approval.

MII Rights

On October 17, 2001, our Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one right to purchase preferred stock for each outstanding share of our common stock to stockholders of record at the close of business on November 1, 2001. Each right initially entitles the registered holder to purchase from us a fractional share consisting of one one-thousandth of a share of our Series D Participating Preferred Stock, par value $1.00 per share, at a purchase price of $35.00 per fractional share, subject to adjustment. The rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of our common stock (thereby becoming an "Acquiring Person") or the tenth business day after the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person (we refer to the earlier of those dates as the "Distribution Date"). The rights are attached to all certificates representing our currently outstanding common stock and will attach to all common stock certificates we issue prior to the Distribution Date. Until the Distribution Date, the rights will be evidenced by the certificates representing our common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each right, other than rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the rights' then current exercise price, shares of our common stock having a market value of two times the exercise price of the right. If, after there is an Acquiring Person, and we or a majority of our assets is acquired in certain transactions, each right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. At any time until ten days after a public announcement that the rights have been triggered, we will generally be entitled to redeem the rights for $.01 per right and to amend the rights in any manner other than to reduce the redemption price. Certain subsequent amendments are also permitted. Until a right is exercised, the holder thereof, as such, will have no rights to vote or receive dividends or any other rights of a stockholder. The plan was approved at our 2002 annual meeting of stockholders and is scheduled to expire on the fifth anniversary of the date of its adoption.

NOTE 9 - STOCK PLANS

2001 Directors and Officers Long-Term Incentive Plan

In May 2002, our shareholders approved the 2001 Directors and Officers Long-Term Incentive Plan. Members of the Board of Directors, executive officers, key employees and consultants are eligible to participate in the plan. The Compensation Committee of the Board of Directors selects the participants for the plan. The plan provides for a number of forms of stock-based compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Up to 3,000,000 shares of our common stock were authorized for issuance through the plan, of which a maximum of 30 percent may be awarded pursuant to grants in the form of restricted stock, deferred stock units and performance shares. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of the grant.

1996 Officer Long-Term Incentive Plan

Our 1996 Officer Long-Term Incentive Plan permits grants of nonqualified stock options, incentive stock options and restricted stock to officers and key employees. Under this plan, we granted performance-based restricted stock awards to certain officers and key employees. Under the provisions of the performance-based awards, no shares were issued at the time of the initial award, and the number of shares ultimately issued was determined based on the change in the market value of our common stock over a specified performance period.

1997 Director Stock Program

Under our 1997 Director Stock Program, we grant options to purchase 900 shares in the first year of a director's term and 300 shares in subsequent years at a purchase price that is not less than 100% of the fair market value on the date of grant. These options become exercisable, in full, six months after the date of grant and expire ten years and one day after the date of grant. Under this program, we also grant rights to purchase 450 shares in the first year of a director's term and 150 shares in subsequent years at par value ($1.00 per share). Those shares are subject to restrictions on transfer that lapse at the end of such term.

At December 31, 2002, we had a total of 2,101,567 shares of our common stock available for award under the 2001 Directors and Officers Plan, the 1996 Officer Long-Term Incentive Plan and the 1997 Director Stock Program.

The following table summarizes activity for the restricted stock and performance-based restricted stock awards under these plans (share data in thousands):

                                                 Year Ended December 31,
                                             2002          2001         2000
-----------------------------------------------------------------------------
Outstanding, beginning of period              961          837          571
Restricted shares granted                     404          299           42
Notional shares granted pursuant to
   performance-based awards                     -            -          516
Restricted shares issued pursuant to
   performance-based awards                   700           27            -
Notional shares lapsed                       (516)         (22)        (215)
Restricted shares released                   (162)        (180)         (55)
Cancelled/forfeited                           (33)           -          (22)
-----------------------------------------------------------------------------
Outstanding, end of period                  1,354          961          837
=============================================================================

The weighted average fair values of the restricted shares granted during the years ended December 31, 2002, 2001 and 2000 were $11.62, $14.54 and $7.66 per share, respectively. The weighted average fair values of the restricted shares issued pursuant to performance-based awards during the years ended December 31, 2002 and 2001 were $16.05 and $9.66, respectively. The weighted average fair value of the performance-based awards granted in the year ended December 31, 2000 was $8.30.

1992 Senior Management Stock Plan

Under our 1992 Senior Management Stock Plan, options to purchase shares are granted at a purchase price that is not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant. Our Board of Directors determines the total number of shares available for grant from time to time. At December 31, 2002, we had a total of 694,849 shares of common stock available for stock option grants under this plan.

In the event of a change in control of our company, all these programs have provisions that may cause restrictions to lapse and accelerate the exercisability of outstanding options.

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

The following table summarizes activity for our stock options (share data in thousands):

                                                                 Year Ended December 31,
                                             2002                        2001                          2000
---------------------------------------------------------------------------------------------------------------------
                                                  Weighted-                    Weighted-                    Weighted-
                                     Number        Average        Number        Average       Number         Average
                                       of         Exercise         of          Exercise        of           Exercise
                                     Options        Price        Options        Price        Options          Price
---------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of period      6,557       $  15.58        4,865        $  16.12        4,812        $   24.38
Granted                               1,597          14.03        1,921           14.53        2,479             9.19
Exercised                              (113)          9.12          (12)           9.37           (4)            4.67
Cancelled/forfeited                    (508)         15.13         (217)          18.78       (2,422)           25.45
---------------------------------------------------------------------------------------------------------------------
Outstanding, end of period            7,533       $  15.38        6,557        $  15.58        4,865        $   16.12
=====================================================================================================================
Exercisable, end of period            4,246       $  16.92        3,304        $  18.84        2,435        $   23.04
=====================================================================================================================

Included in the table above are 365,000 options granted to B&W employees during 2001. These options are accounted for using the fair value method of SFAS No. 123, as B&W employees are not considered employees of MII for purposes of APB 25.

The following tables summarize the range of exercise prices and the weighted-average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2002 (share data in thousands):

                                       Options Outstanding                              Options Exercisable
                           ---------------------------------------------          ------------------------------
                                               Weighted-
                                                Average        Weighted-                               Weighted-
                                               Remaining        Average                                 Average
      Range of                Number          Contractual      Exercise             Number             Exercise
  Exercise Prices          Outstanding       Life in Years      Price             Exercisable           Price
------------------         ---------------------------------------------          ------------------------------
$    3.83 -   7.65               32               9.7          $   6.82                  -             $      -
     7.66 -  11.48            2,172               7.2              9.21              1,589                 9.23
    11.48 -  15.30            3,409               8.4             14.36                737                14.30
    15.30 -  19.13               25               3.4             17.29                 25                17.29
    19.13 -  22.95              483               3.7             20.15                483                20.15
    22.95 -  26.78            1,133               1.3             24.65              1,133                24.65
    26.78 -  30.60              188               0.8             29.13                188                29.13
    30.60 -  34.00               91               0.3             33.86                 91                33.86
                              -----                                                  -----
$    3.83 -  34.00            7,533               6.4          $  15.38              4,246             $  16.92
                              =====                                                  =====

The fair value of each option grant was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions:

                                                             Year Ended December 31,
                                                       2002            2001         2000
                                                       ----            ----         ----
Risk-free interest rate                                4.69%           4.80%        6.41%
Volatility factor of the expected market
  price of MII's common stock                          0.51            0.51         0.48
Expected life of the option in years                   6.10            5.00         5.00
Expected dividend yield of MII's common stock           0.0%            0.0%         0.0%

The weighted average fair values of the stock options granted in the years ended December 31, 2002, 2001 and 2000 were $8.23, $7.26 and $4.61, respectively.

Thrift Plan

On both November 12, 1991 and June 5, 1995, 5,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan"). On October 11, 2002, an additional 5,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan. Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are non-forfeitable after three years of service or upon retirement, death, lay-off or approved disability. The Thrift Plan allows employees to sell their interest in MII's common stock fund at any time, except as limited by applicable securities laws and regulations. During the years ended December 31, 2002, 2001 and 2000, we issued 1,394,887, 711,943 and 910,287 shares, respectively, of MII's common stock as employer contributions pursuant to the Thrift Plan. At December 31, 2002, 4,579,919 shares of MII's common stock remained available for issuance under the Thrift Plan.

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Investigations and Litigation

In March 1997, we, with the help of outside counsel, began an investigation into allegations of wrongdoing by a limited number of former employees of MII and JRM and others. The allegations concerned the heavy-lift business of JRM's HeereMac joint venture ("HeereMac") with Heerema Offshore Construction Group, Inc. ("Heerema") and the heavy-lift business of JRM. Upon becoming aware of these allegations, we notified authorities, including the Antitrust Division of the DOJ, the SEC and the European Commission. As a result of our prompt disclosure of the allegations, JRM, certain other affiliates and their officers, directors and employees at the time of the disclosure were granted immunity from criminal prosecution by the DOJ for any anticompetitive acts involving worldwide heavy-lift activities. In June 1999, the DOJ agreed to our request to expand the scope of the immunity to include a broader range of our marine construction activities and affiliates. The DOJ had also requested additional information from us relating to possible anticompetitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM S.A., a French company.

On becoming aware of the allegations involving HeereMac, we initiated action to terminate JRM's interest in HeereMac, and, on December 19, 1997, Heerema acquired JRM's interest in exchange for cash and title to several pieces of equipment. We also terminated the McDermott-ETPM joint venture, and on April 3, 1998, JRM assumed 100% ownership of McDermott-ETPM East, Inc., which was renamed
J. Ray McDermott Middle East, Inc.

On December 22, 1997, HeereMac and one of its employees pled guilty to criminal charges by the DOJ that they and others had participated in a conspiracy to rig bids in connection with the heavy-lift business of HeereMac in the Gulf of Mexico, the North Sea and the Far East. HeereMac and the HeereMac employee were fined $49.0 million and $0.1 million, respectively. As part of the plea, both HeereMac and certain employees of HeereMac agreed to cooperate fully with the DOJ investigation. Neither MII, JRM nor any of their officers, directors or employees were a party to those proceedings.

In July 1999, a former JRM officer pled guilty to charges brought by the DOJ that he participated in an international bid-rigging conspiracy for the sale of marine construction services. In May 2000, another former JRM officer was indicted by the DOJ for participating in a bid-rigging conspiracy for the sale of marine construction services in the Gulf of Mexico. His trial was held in February 2001 and, at the conclusion of the Government's case, the presiding judge directed a judgment of acquittal.

We cooperated fully with the investigations of the DOJ and the SEC into these matters. In February 2001, we were advised that the SEC had terminated its investigation and no enforcement action was recommended. The DOJ has also terminated its investigation.

In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (the "Phillips Plaintiffs") filed a lawsuit in the U.S District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs' businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and the Far East (the "Phillips Litigation"). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively, "Statoil"), filed a similar lawsuit in the same court (the "Statoil Litigation"). In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Phillips Litigation and Statoil Litigation requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court's lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the U.S. Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). The Fifth Circuit affirmed the district court decision in February 2000 and Statoil filed a motion for rehearing en banc. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied. On March 12, 2001, the plaintiffs' motion for rehearing en banc was denied by the Fifth Circuit in the Statoil Litigation. The plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court. On February 20, 2002, the U.S. Supreme Court denied the petition for certiorari. The plaintiffs filed a motion for rehearing by the U.S. Supreme Court. On April 15, 2002, the U.S. Supreme Court denied the motion for rehearing. During the year ended December 31, 2002,

Heerema and MII executed agreements to settle the heavy-lift antitrust claims against Heerema and MII with British Gas and Phillips, and the Court has entered an order of dismissal.

In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates; Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates; VK-Main Pass Gathering Company, L.L.C.; Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A.. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys' fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Shell Litigation due to the Texas district court's lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non heavy-lift marine construction activity claims against the defendants. Currently, we are awaiting the court's decision on our motion to dismiss the foreign claims. During the year ended December 31, 2002, Heerema and MII executed agreements to settle heavy-lift antitrust claims against Heerema and MII with Exxon, Amoco Production Company, B.P. Exploration & Oil , Inc., Elf Exploration UK PLC and Elf Norge a.s., Total Oil Marine p.l.c., Burlington Resources Offshore, Inc., The Louisiana Land & Exploration Company, VK-Main Pass Gathering Company, LLC, Green Canyon Pipeline Company, L.L.C., Delos Gathering Company L.L.C., and the Court has entered an order of dismissal. In addition, Woodside Energy, Ltd. filed a motion of dismissal with prejudice, which was granted. Recently, we entered into a settlement agreement with Conoco, Inc. and the Court entered an order of dismissal.

On December 15, 2000, a number of Norwegian oil companies filed lawsuits against MII, Heeremac, Heerema and Saipem S.p.A. for violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway. Plaintiffs include Norwegian affiliates of various of the plaintiffs in the Shell Litigation pending in Houston. Most of the projects were performed by Saipem S.p.A. or its affiliates, with some by Heerema/HeereMac and none by JRM. We understand that the conduct alleged by plaintiffs is the same conduct that plaintiffs allege in the U.S. civil cases. The cases were heard by the Conciliation Boards in Norway during the first week of October 2001. The Conciliation Boards referred the cases to the court of first instance for further proceedings. The plaintiffs have one year from the date of referral to proceed with the cases. Several of the plaintiffs who filed cases before the Conciliation Boards have filed writs with the courts of first instance in order to commence the court proceedings. Settlement discussions are underway with these plaintiffs.

As a result of the initial allegations of wrongdoing in March 1997, we formed a special committee of our Board of Directors to monitor and oversee our investigation into all of these matters. Our Board of Directors concluded that the special committee was no longer necessary, and it was dissolved in 2002.

Because we have reached settlement agreements with the vast majority of the oil company claimants, we have adjusted our reserve to more appropriately reflect the risks and exposures of the remaining claims.

B&W and Atlantic Richfield Company ("ARCO") are defendants in a lawsuit filed on June 7, 1994 by Donald F. Hall, Mary Ann Hall and others in the U. S. District Court for the Western District of Pennsylvania. The suit involves approximately 500 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the "Hall Litigation"). The plaintiffs in the Hall Litigation allege, among other things, that they suffered personal injury, property damage and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36.7 million in compensatory damages. In June 1999, the district court set aside the $36.7 million judgment and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court's rulings on certain evidentiary matters, which, following B&W's bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review.

In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8.0 million for which B&W seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. On April 28, 2001, in response to cross-motions for partial summary judgment, the Pennsylvania State Court issued its ruling regarding: (1) the applicable trigger of coverage under the Nuclear Energy Liability Policies issued by B&W's insurers; and (2) the scope of the insurers' defense obligations to B&W under these policies. With respect to the trigger of coverage, the Pennsylvania State Court held that "manifestation" is an applicable trigger with respect to the underlying claims at issue. Although the Court did not make any determination of coverage with respect to any of the underlying claims, we believe the effect of its ruling is to increase the amount of coverage potentially available to B&W under the policies at issue to $320.0 million. With respect to the insurers' duty to defend B&W, the Court held that B&W is entitled to separate and independent counsel funded by the insurers. On May 21, 2001, the Court granted the insurers' motion for reconsideration of the April 25, 2001 order. On October 1, 2001, the Court entered its order reaffirming its original substantive insurance coverage rulings and further certified the order for immediate appeal by any party. B&W's insurers filed an appeal in November 2001. On November 25, 2002, the Pennsylvania Superior Court affirmed the rulings in favor of B&W on the trigger of coverage and duty to defend issues. On December 24, 2002, B&W's insurers filed a petition for the allowance of an appeal in the Pennsylvania Supreme Court. The Pennsylvania Supreme Court has not yet made any determination regarding whether to accept discretionary review of the insurers' appeal.

The plaintiffs' remaining claims against B&W in the Hall Litigation have been automatically stayed as a result of the B&W bankruptcy filing. B&W filed a complaint for declaratory and injunctive relief with the Bankruptcy Court seeking to stay the pursuit of the Hall Litigation against ARCO during the pendency of B&W's bankruptcy proceeding due to common insurance coverage and the risk to B&W of issue or claim preclusion, which stay the Bankruptcy Court denied in October 2000. B&W appealed the Bankruptcy Court's Order and on May 18, 2001, the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding, affirmed the Bankruptcy Court's Order. We believe that all claims under the Hall Litigation will be resolved within the limits of coverage of our insurance policies; moreover, the proposed settlement agreement and plan of reorganization in the B&W Chapter 11 proceedings include an overall settlement of this dispute. However, should the B&W Chapter 11 settlement fail, or should the settlement particular to the Hall Litigation and the Apollo-Parks issue not be consummated, there may be an issue as to whether our insurance coverage is adequate and we may be materially adversely impacted if our liabilities exceed our coverage. B&W transferred the two facilities subject to the Hall Litigation to BWXT in June 1997 in connection with BWXT's formation and an overall corporate restructuring.

In December 1998, a subsidiary of JRM (the "Operator Subsidiary") was in the process of installing the south deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. This lawsuit was filed in the U. S. District Court for the Eastern District of Louisiana against a number of parties, some of which brought third-party claims against the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel that attempted the lift of the deck module (the "Owner Subsidiary"). Both the Owner Subsidiary and the Operator Subsidiary were subsequently tendered as direct defendants to Texaco. In addition to Texaco's claims in the federal court action, damages for the loss of the south deck module have been sought by Texaco's builder's risk insurers in claims against the Owner Subsidiary and the other defendants, excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder's risk insurers in the federal court proceeding approximate $280 million. Texaco's federal court claims against the Operator Subsidiary were stayed in favor of a pending binding arbitration proceeding between them required by contract, which the Operator Subsidiary initiated to collect $23 million due for work performed under the contract, and in which Texaco also sought the same consequential damages and uninsured losses as it seeks in the federal court action, and also seeks approximately $2 million in other damages not sought in the federal court action. The federal court trial, on the issue of liability only, commenced in October 2001. On March 27, 2002, the Court orally found that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary's highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco's builder risk insurers in addition to the claims of Texaco. On May 6, 2002, the Owner Subsidiary filed a notice of appeal of the April 5, 2002 order, which appeal it subsequently withdrew without prejudice for technical reasons. On January 13, 2003, the district court granted the Owner Subsidiary's motions for summary judgment with respect to Texaco's claims against the Owner Subsidiary, and vacated its previous findings to the contrary. The Court has not yet ruled on the Owner Subsidiary's similar motion against Texaco's builder's risk insurers. The case had been transferred to a new district court judge, but was subsequently transferred back to the original district court judge. The scheduled trial date of February 10, 2003 on damages and certain insurance issues has been continued without date. The trial in the binding arbitration proceeding commenced on January 13, 2003 and has proceeded on various dates through March 14, and will recommence on May 26, 2003 for one week and at various times thereafter. Although the Owner Subsidiary is not a party to the arbitration, we believe that the claims against the Owner Subsidiary, like those against the Operator Subsidiary, are governed by the contractual provisions which waive the recovery of consequential damages against the Operator Subsidiary and its affiliates. We plan to vigorously pursue the arbitration proceeding and any appeals process, if necessary, in the federal court action, and we do not believe that a material loss with respect to these matters is likely. In addition, we believe our insurance will provide coverage for the builder's risk and consequential damage claims in the event of liability. However, the ultimate outcome of the proceedings and any challenge by our insurers to coverage is uncertain, and an adverse ruling in either the arbitration or court proceeding or any potential proceeding with respect to insurance coverage for any losses, or any bonding requirements applicable to any appeal from an adverse ruling, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

In early April 2001, a group of insurers that includes certain underwriters at Lloyd's and Turegum Insurance Company (the "Plaintiff Insurers") who have previously provided insurance to B&W under our excess liability policies filed
(1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. They also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in terminating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers, which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W's rights and the obligations of the Plaintiff Insurers and other insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the District Court seeking dismissal of the Plaintiff Insurers' claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued January 4, 2002, the District Court granted MII's and B&W's motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers' claims lacked a factual or legal basis. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. We believe this ruling reflects the extent of the underwriter's contractual obligations and underscores that this coverage is available to settle B&W's asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were B&W's counterclaims against the Plaintiff Insurers and against other insurers. The parties agreed to dismiss without prejudice those of B&W's counterclaims seeking a declaratory judgment regarding the parties' respective rights and obligations under the settlement agreement. B&W's counterclaim seeking a money judgment for approximately $6.5 million due and owing by insurers under the settlement agreement remains pending. A trial of this counterclaim is scheduled for April 24, 2003. The parties have reached a preliminary agreement in principle to settle B&W's counterclaim for in excess of the claimed amounts, and approximately $4.3 million has been received to date from the insurers, subject to reimbursement in the event a final settlement agreement is not reached. Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. At this point, the Plaintiff Insurers have not indicated whether they intend to pursue an appeal.

On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, "Travelers") filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called "non-products" asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court and the ACC and the FCR have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers' complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos "non-products" liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers' duties and obligations with respect to coverage for B&W's asbestos liabilities. The Court has bifurcated the case into two phases, with Phase I addressing the issue of whether previous agreements between the parties serve to release Travelers from any coverage responsibility for asbestos "non-products" claims. On August 14, 2002, the Court granted B&W's and MII's motion for leave to file an amended answer and counterclaims, adding additional counterclaims against Travelers. Discovery was completed in September 2002 and the parties filed cross-motions for summary judgment, which were heard on February 26, 2003. We are awaiting the Court's ruling on these motions. No trial date has been scheduled.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding in the U.S. Bankruptcy Court for the Eastern District of Louisiana against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W's cancellation of a $313 million note receivable and B&W's transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W's claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceeding to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W's solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the Bankruptcy Court found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and FCR that we believe are resolved by the February 8, 2002 ruling. On March 20, 2002, at a hearing in the Bankruptcy Court, the judge granted this motion and dismissed all claims asserted in complaints filed by the ACC and the FCR regarding the 1998 transfer of certain assets from B&W to its parent, which ruling was memorialized in an Order and Judgment dated April 17, 2002 that dismissed the proceeding with prejudice. On April 26, 2002, the ACC and FCR filed a notice of appeal of the April 17, 2002 Order and Judgment and on June 20, 2002 filed their appeal brief. On July 22, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed their brief in opposition. The ACC and FCR have not yet filed their reply brief pending discussions regarding settlement and a consensual joint plan of reorganization. In addition, an injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 extends through April 14, 2003. See Note 20 to our consolidated financial statements for information regarding B&W's potential liability for nonemployee asbestos claims and additional information concerning the B&W Chapter 11 proceedings.

On July 12, 2002, AE Energietechnic GmbH ("Austrian Energy") applied for the appointment of a receiver in the Bankruptcy Court of Graz, Austria. Austrian Energy is a subsidiary of Babcock-Borsig AG, which filed for bankruptcy on July 4, 2002 in Germany. Babcock and Wilcox Volund ApS ("Volund"), which we sold to B&W in October 2002, is jointly and severally liable with Austrian Energy pursuant to both their consortium agreement as well as their contract with the ultimate customer, SK Energi, for construction of a biomass boiler facility in Denmark. As a result of performance delays attributable to Austrian Energy and other factors, SK Energi has asserted claims for damages associated with the failure to complete the construction and commissioning of the facility on schedule. On August 30, 2002, Volund filed a claim against Austrian Energy in the Austrian Bankruptcy Court to establish Austrian Energy's liability for SK Energi's claims, which was subsequently rejected in its entirety by Austrian Energy. On October 8, 2002, Austrian Energy notified Volund that it had terminated its consortium agreement with Volund in accordance with Austrian bankruptcy laws. Volund is pursuing its claims in the Austrian Bankruptcy Court as well as other potential remedies available under applicable law. Assuming no recovery from Austrian Energy, the cost to Volund is currently estimated at $2.5 million, which we accrued during the three months ended September 30, 2002. See
Note 2 to our consolidated financial statements for information concerning the sale of Volund to B&W.

In September 2002, we were advised that the Securities and Exchange Commission and the New York Stock Exchange were conducting inquiries into the trading of MII securities occurring prior to our public announcement of August 7, 2002 with respect to our second quarter 2002 results, our revised 2002 guidance and developments in negotiations relating to the B&W Chapter 11 proceedings. We have recently become aware of a formal order of investigation issued by the SEC in connection with its inquiry, pursuant to which the Staff of the SEC has requested additional information from us and several of our current and former officers and directors. We continue to cooperate fully with both inquiries and have provided all information that has been requested. Several of our current and former officers and directors have voluntarily given interviews and have responded, or are in the process of responding, to SEC subpoenas requesting additional information.

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

See Note 20 for information regarding B&W's potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

Environmental Matters

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial position, results of operations or liquidity in any given year.

Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W's nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities"), and B&W proceeded to decommission the facilities in accordance with its existing Nuclear Regulatory Commission ("NRC") license. B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2003. BWXT expects to request approval from the NRC to release the site for unrestricted use at that time. At December 31, 2002, the remaining provision for the decontamination, decommissioning and closing of these facilities was $0.4 million. By December 31, 2002, only a portion of the operation and maintenance aspect of the decommissioning and decontamination work at the Parks facility remained to be completed in order to receive NRC approval to terminate the NRC license.

The Department of Environmental Protection of the Commonwealth of Pennsylvania ("PADEP") advised B&W in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought related to potential groundwater contamination resulting from previous operations at the facilities. BWXT now owns these facilities. PADEP has advised BWXT that it does not intend to assess any monetary sanctions, provided that BWXT continues its remediation program for the Parks Facilities. Whether additional nonradiation contamination remediation will be required at the Parks facility remains unclear. Results from recent sampling completed by PADEP have indicated that such remediation may not be necessary.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.

The NRC's decommissioning regulations require BWXT and McDermott Technology, Inc. ("MTI") to provide financial assurance that they will be able to pay the expected cost of decommissioning their facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance aggregating $29.9 million during the year ending December 31, 2003 by issuing letters of credit for the ultimate decommissioning of all their licensed facilities, except one. This facility, which represents the largest portion of BWXT's eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the DOE.

An agreement between the NRC and the State of Ohio to transfer regulatory authority for MTI's NRC licenses for byproduct and source nuclear material was finalized in December 1999. In conjunction with the transfer of this regulatory authority and upon notification by the NRC, MTI issued decommissioning financial assurance instruments naming the State of Ohio as the beneficiary.

At December 31, 2002 and 2001, we had total environmental reserves (including provisions for the facilities discussed above) of $20.6 million and $21.2 million, respectively. Of our total environmental reserves at December 31, 2002 and 2001, $8.3 million and $6.1 million, respectively, were included in current liabilities. Our estimated recoveries of these costs totaling $0.2 million and $3.2 million, respectively, are included in accounts receivable - other in our consolidated balance sheet at December 31, 2002 and 2001. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2002 are as follows:

Fiscal Year Ending December 31,        Amount
-------------------------------        ------
            2003                    $  6,932,000
            2004                    $  5,584,000
            2005                    $  4,128,000
            2006                    $  3,246,000
            2007                    $  3,263,000
         thereafter                 $ 39,948,000

Total rental expense for the years ended December 31, 2002, 2001 and 2000 was $45.0 million, $43.3 million and $44.1 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

Other

We have a take-or-pay contract with the primary provider of our long distance telecommunications service. Under the terms of this agreement, we are obligated to pay a minimum of $1.8 million per year through 2009.

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

We have several wholly owned insurance subsidiaries that provide general and automotive liability insurance and, from time-to-time, builder's risk within certain limits, marine hull and workers' compensation insurance to our companies. These insurance subsidiaries have not provided significant amounts of insurance to unrelated parties. These captive insurers provide certain coverages for our subsidiary entities and related coverages. Claims as a result of our operations, or arising in the B&W Chapter 11 proceedings, could adversely impact the ability of these captive insurers to respond to all claims presented, although we believe such a result is unlikely.

We are contingently liable under standby letters of credit totaling $183.2 million at December 31, 2002, all of which were issued in the normal course of business. We have guaranteed a $2.5 million line of credit, of which $5,000 was outstanding at December 31, 2002, to an unconsolidated foreign joint venture. At December 31, 2002, we had pledged approximately $154.1 million fair value of our investment portfolio of $173.2 million: $107.8 million to secure the MII Credit Facility and $46.3 million to secure payments under and in connection with certain reinsurance agreements. In February 2003, we entered into the New Credit Facility described in Note 5 and the MII Credit Facility was terminated, resulting in the release of the $107.8 million of pledged investments.

At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146.5 million ($9.4 million at December 31, 2002) which were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24.9 million which were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of the debtor-in-possession revolving credit and letter of credit facility (the "DIP Credit Facility") is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2002, approximately $51.4 million in letters of credit have been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit.

MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2002, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $121.0 million, of which $107.7 million related to the business operations of B&W and its subsidiaries.

NOTE 11 - RELATED PARTY TRANSACTIONS

A company affiliated with two of our directors manages and operates an offshore producing oil and gas property for JRM. The management and operation agreement requires JRM to pay an operations management fee of approximately $11,000 per month, a marketing service fee based on production, a minimum accounting and property supervision fee of approximately $5,500 per month, and certain other costs incurred in connection with the agreement. JRM paid approximately $0.9 million annually in fees and costs under the agreement during the years ended December 31, 2002, 2001 and 2000. JRM subsidiaries also sold natural gas at established market prices to the related party. JRM has periodically entered into agreements to design, fabricate and install offshore pipelines for the same company. In addition, JRM received approximately $2.2 million, $2.1 million and $5.0 million for work performed on those agreements in the years ended December 31, 2002, 2001 and 2000, respectively.

See Note 3 for transactions with unconsolidated affiliates and Note 20 for transactions with B&W.

NOTE 12 - RISKS AND UNCERTAINTIES

During 2002, our Marine Construction Services segment experienced material losses on its three EPIC spar projects totaling $149.3 million: Medusa, Devils Tower and Front Runner. These contracts are first-of-a-kind as well as long term in nature. We have experienced schedule delays and cost overruns on these contracts that have adversely impacted our financial results. These projects continue to face significant issues. The remaining challenges to completing Medusa within its revised schedule and budget are finishing the topsides fabrication and the marine installation portion of the project. Our revised schedule requires installation activities during the second quarter of 2003. We believe the major challenge in completing Devils Tower within its revised budget is to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. A substantial portion of the costs and delay impacts on Devils Tower are attributable to remedial activities undertaken with regard to the paint application. On March 21, 2003, we filed an action against the paint vendors for recovery of the remediation costs, delays and other damages. The key issues for the Front Runner contract relate to subcontractors and liquidated damages due to schedule slippage either by JRM or one or more of the subcontractors. At December 31, 2002, we have provided for our estimated losses on these contracts. It is reasonably possible that current estimates could change due to unforeseen events which could result in adjustments to overall contract costs and these may continue to be significant in future periods.

NOTE 13 - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

Our Marine Construction Services segment's principal customers are businesses in the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. The primary customer of our Government Operations segment is the U.S. Government (including its contractors). These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. Approximately 54% of our trade receivables are due from foreign customers. (See Note 17 for additional information about our operations in different geographic areas.) We generally do not obtain any collateral for our receivables.

We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2002 and 2001, the allowance for possible losses we deducted from accounts receivable-trade on the accompanying balance sheet was $1.6 million and $1.1 million, respectively.

NOTE 14 - INVESTMENTS

The following is a summary of our available-for-sale securities at December 31, 2002:

                                                 Amortized         Gross              Gross             Estimated
                                                    Cost      Unrealized Gains  Unrealized Losses      Fair Value
                                                    ----      ----------------  -----------------      ----------
                                                                          (In thousands)
Debt securities:
  U.S. Treasury securities and obligations
     of U.S. Government agencies                 $  156,365      $     585          $       -          $  156,950
  Corporate notes and bonds                          10,366             95                  1              10,460
  Other debt securities                               5,821              -                  4               5,817
-----------------------------------------------------------------------------------------------------------------
  Total                                          $  172,552      $     680          $       5          $  173,227
=================================================================================================================

In February 2003, we liquidated approximately $108 million of our investment portfolio for working capital and general corporate purposes.

The following is a summary of our available-for-sale securities at December 31, 2001:

                                                 Amortized         Gross              Gross             Estimated
                                                    Cost      Unrealized Gains  Unrealized Losses      Fair Value
                                                    ----      ----------------  -----------------      ----------
                                                                          (In thousands)
Debt securities:
  U.S. Treasury securities and obligations
     of U.S. Government agencies                 $  295,753      $   1,015          $       9          $  296,759
  Corporate notes and bonds                          18,672            256                 21              18,907
  Other debt securities                              15,277             60                  -              15,337
-----------------------------------------------------------------------------------------------------------------
  Total                                          $  329,702      $   1,331          $      30          $  331,003
=================================================================================================================

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

                                                                   Gross             Gross
                                                  Proceeds     Realized Gains    Realized Losses
                                                  --------     --------------    ---------------
                                                                   (In thousands)
Year Ended December 31, 2002                     $  775,441       $    997          $      -
Year Ended December 31, 2001                     $1,229,087       $  7,614          $  4,634
Year Ended December 31, 2000                     $   26,375       $     23          $     22

The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2002, by contractual maturity, are as follows:

                                                      Amortized         Estimated
                                                        Cost            Fair Value
                                                        ----            ----------
                                                             (In thousands)
Due in one year or less                             $    144,688       $    144,846
Due after one through three years                         27,864             28,381
-----------------------------------------------------------------------------------
Total                                               $    172,552       $    173,227
-----------------------------------------------------------------------------------

NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

Our worldwide operations give rise to exposure to market risks from changes in foreign exchange rates. We use derivative financial instruments, primarily forward contracts, to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities' functional currencies. We do not hold or issue financial instruments for trading or other speculative purposes.

We enter into forward contracts primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheet. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders' equity (as a component of accumulated other comprehensive loss) until the hedged item is recognized in earnings or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative's change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on forward contracts that require immediate recognition are included as a component of other-net in our consolidated statement of loss.

At December 31, 2002 and 2001, we had forward contracts to purchase $15.5 million and $42.8 million, respectively, in foreign currencies (primarily Indonesian Rupiah and Euro) and to sell $0.9 million and $0.7 million, respectively, in foreign currencies at varying maturities through August 2003. We have designated substantially all of these contracts as cash flow hedging instruments. The hedged risk is the risk of changes in our functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to our long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At December 31, 2002, we had deferred approximately $1.1 million of net gains on these forward contracts, 82% of which we expect to recognize in income over the next 12 months primarily in accordance with the percentage-of-completion method of accounting. At December 31, 2001, we had deferred approximately $2.2 million of net losses on forward contracts. For the years ended December 31, 2002 and 2001, we recognized net gains on forward contracts of approximately $1.5 million and $0.1 million, respectively. Substantially all of these net gains represent changes in the fair value of forward contracts excluded from hedge effectiveness.

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

Foreign currency forward contracts: We estimate the fair values of foreign currency forward contracts by obtaining quotes from brokers. At December 31, 2002 and 2001, we had net forward contracts outstanding to purchase foreign currencies with notional values of $14.5 million and $42.1 million, respectively, and fair values of $0.4 million and ($2.0) million, respectively.

The estimated fair values of our financial instruments are as follows:

                                       December 31, 2002                   December 31, 2001
                                       -----------------                   -----------------
                                  Carrying              Fair           Carrying           Fair
                                   Amount              Value            Amount            Value
                                   ------              -----            ------            -----
                                                             (In thousands)
Balance Sheet Instruments
-------------------------
Cash and cash equivalents        $   175,177        $   175,177       $  196,912       $  196,912
Investments                      $   173,227        $   173,227       $  331,003       $  331,003
Debt excluding capital leases    $   137,546        $   102,196       $  305,379       $  292,875

NOTE 17 - SEGMENT REPORTING

Our reportable segments are Marine Construction Services, Government Operations, Industrial Operations and Power Generation Systems. These segments are managed separately and are unique in technology, services and customer class.

We have restated our segment information for the years ended December 31, 2001 and 2000 to reflect changes in our reportable segments. The results of operations of McDermott Technology, Inc. ("MTI") are now included in our Government Operations segment. The results of operations of HPC, which we sold in July 2002, are reported in discontinued operations. MTI and HPC were previously included in our Industrial Operations segment. Our Industrial Operations segment now includes only the results of MECL, which we sold to a unit of Jacobs Engineering Group Inc. on October 29, 2001. MECL had revenues of approximately $507.2 million and segment income of approximately $10.0 million through October 29, 2001, the date of the sale. We recognized a gain of approximately $28.0 million on the sale. See Note 2 for further information.

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

Government Operations supplies nuclear components to the U.S. Navy, manages and operates government-owned facilities and supplies commercial nuclear environmental services and other government and commercial nuclear services. Government Operations also includes contract research activities.

Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities. Included in the year ended December 31, 2000 are charges of $23.4 million to exit certain foreign joint ventures. The Power Generation Systems segment's operations are conducted primarily through B&W. Due to B&W's Chapter 11 filing, effective February 22, 2000, we stopped consolidating B&W's and its subsidiaries' results of operations in our consolidated financial statements. Through February 21, 2000, B&W's and its subsidiaries' results are reported as Power Generation Systems - B&W in the segment information that follows. See Note 20 for the condensed consolidated results of B&W and its subsidiaries.

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

SEGMENT INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000.

1. Information about Operations in our Different Industry Segments:

                                                             Year Ended December 31,
                                                2002                  2001                  2000
                                                ----                  ----                  ----
                                                                (In thousands)
REVENUES: (1)
  Marine Construction Services              $  1,148,041          $    848,528          $    757,508
  Government Operations                          553,827               494,018               444,042
  Industrial Operations                                -               507,262               426,262
  Power Generation Systems - B&W                       -                     -               155,774
  Power Generation Systems                        46,881                47,778                33,794
  Adjustments and Eliminations                       (68)                 (638)               (3,710)
----------------------------------------------------------------------------------------------------
                                            $  1,748,681          $  1,896,948          $  1,813,670
====================================================================================================

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Marine Construction Services Transfers      $         68          $        282          $        896
Government Operations Transfers                        -                   318                   300
Industrial Operations Transfers                        -                    38                   283
Power Generation Systems Transfers - B&W               -                     -                    59
Eliminations                                           -                     -                 2,172
----------------------------------------------------------------------------------------------------
                                            $         68          $        638          $      3,710
====================================================================================================

                                                            Year Ended December 31,
                                               2002                   2001                  2000
                                               ----                   ----                  ----
                                                                (In thousands)
OPERATING INCOME (LOSS):

  Segment Operating Income (Loss):
    Marine Construction Services            $   (162,626)         $     14,506          $    (33,534)
    Government Operations                         34,600                29,320                33,224
    Industrial Operations                              -                 9,928                 9,767
    Power Generation Systems - B&W                     -                     -                 7,172
    Power Generation Systems                      (2,825)               (3,656)               (7,783)
----------------------------------------------------------------------------------------------------
                                            $   (130,851)         $     50,098          $      8,846
----------------------------------------------------------------------------------------------------

  Gain (Loss) on Asset Disposal and
   Impairments - Net:
    Marine Construction Services            $   (320,945)         $     (3,624)         $     (1,012)
    Government Operations                             88                  (128)               (1,047)
    Industrial Operations                              -                    13                  (141)
    Power Generation Systems - B&W                     -                     -                   (33)
----------------------------------------------------------------------------------------------------
                                            $   (320,857)         $     (3,739)         $     (2,233)
----------------------------------------------------------------------------------------------------

  Equity in Income (Loss) from Investees:
    Marine Construction Services            $      5,311          $     10,442          $      2,866
    Government Operations                         24,645                23,004                11,107
    Industrial Operations                              -                    43                    50
    Power Generation Systems - B&W                     -                     -                   812
    Power Generation Systems                      (2,264)                  604               (24,630)
----------------------------------------------------------------------------------------------------
                                            $     27,692          $     34,093          $     (9,795)
----------------------------------------------------------------------------------------------------

  SEGMENT INCOME (LOSS):
    Marine Construction Services            $   (478,260)         $     21,324          $    (31,680)
    Government Operations                         59,333                52,196                43,284
    Industrial Operations                              -                 9,984                 9,676
    Power Generation Systems - B&W                     -                     -                 7,951
    Power Generation Systems                      (5,089)               (3,052)              (32,413)
----------------------------------------------------------------------------------------------------
                                                (424,016)               80,452                (3,182)
----------------------------------------------------------------------------------------------------

  Write-off of investment in B&W                (224,664)                    -                     -
  Other unallocated                               (1,452)                    -                     -
  Corporate(1)                                   (23,628)               (5,080)                8,055
----------------------------------------------------------------------------------------------------
                                            $   (673,760)         $     75,372          $      4,873
====================================================================================================

(1) Corporate Departmental Expenses                 $      (45,104)         $    (42,502)        $    (60,594)
    Legal/Professional Services related to
      Chapter 11 Proceedings                                (1,612)              (15,471)              (2,860)
    Other Corporate Expenses                                (2,698)              (13,693)             (19,534)
    Income (Expense) from Qualified Pension Plans          (11,087)               28,553               47,983
    Insurance-related Items                                  9,447                 6,690                7,156
-------------------------------------------------------------------------------------------------------------
    Gross Corporate General & Administrative
      Expenses                                             (51,054)              (36,423)             (27,849)
    General & Administrative Expenses
      Allocated to Segments                                 27,426                31,343               35,904
-------------------------------------------------------------------------------------------------------------
    Total                                           $      (23,628)         $     (5,080)        $      8,055
=============================================================================================================

                                                                             Year Ended December 31,
                                                                2002                  2001                  2000
                                                                ----                  ----                  ----
                                                                                 (In thousands)
SEGMENT ASSETS:
    Marine Construction Services                            $    707,021          $  1,010,300          $    896,815
    Government Operations                                        308,301               260,812               246,601
    Industrial Operations                                              -                     -                79,306
    Power Generation Systems                                       8,739                38,162                39,780
--------------------------------------------------------------------------------------------------------------------
    Total Segment Assets                                       1,024,061             1,309,274             1,262,502
    Corporate Assets                                             254,110               763,139               756,625
    Discontinued Operations                                            -                31,427                36,500
--------------------------------------------------------------------------------------------------------------------
    Total Assets                                            $  1,278,171          $  2,103,840          $  2,055,627
====================================================================================================================

CAPITAL EXPENDITURES:
    Marine Construction Services (1)                        $     45,046          $     25,670          $     31,341
    Government Operations                                         23,761                19,648                15,992
    Industrial Operations                                              -                 1,466                    33
    Power Generation Systems - B&W                                     -                     -                   496
    Power Generation Systems (2)                                     356                   719                 6,990
--------------------------------------------------------------------------------------------------------------------
    Segment Capital Expenditures                                  69,163                47,503                54,852
    Corporate Capital Expenditures                                   106                 1,092                   101
    Discontinued Operations                                            -                   963                 1,291
--------------------------------------------------------------------------------------------------------------------
    Total Capital Expenditures                              $     69,269          $     49,558          $     56,244
====================================================================================================================

DEPRECIATION AND AMORTIZATION:
    Marine Construction Services                            $     24,984          $     46,634          $     45,819
    Government Operations                                         11,388                10,567                11,260
    Industrial Operations                                              -                   559                   673
    Power Generation Systems - B&W                                     -                     -                 2,489
    Power Generation Systems                                         550                 1,106                   763
--------------------------------------------------------------------------------------------------------------------
    Segment Depreciation and Amortization                         36,922                58,866                61,004
    Corporate Depreciation and Amortization                        3,889                 2,122                 1,616
    Discontinued Operations                                            -                 1,383                 1,270
--------------------------------------------------------------------------------------------------------------------
    Total Depreciation and Amortization                     $     40,811          $     62,371          $     63,890
====================================================================================================================

INVESTMENT IN UNCONSOLIDATED AFFILIATES:
    Marine Construction Services                            $      4,863          $      6,524          $     11,086
    Government Operations                                          4,300                 5,434                 2,527
    Industrial Operations                                              -                     -                   274
    Power Generation Systems                                       2,380                 9,037                 9,565
--------------------------------------------------------------------------------------------------------------------
    Segment Investment in Unconsolidated Affiliates               11,543                20,995                23,452
    Discontinued Operations                                            -                 3,164                 1,953
--------------------------------------------------------------------------------------------------------------------
    Total Investment in Unconsolidated
      Affiliates                                            $     11,543          $     24,159          $     25,405
====================================================================================================================

(1) Includes new capital leases in the Eastern Hemisphere of $4,417,000 and $4,550,000 at December 31, 2002 and 2001, respectively.

(2) Includes property, plant and equipment of $6,944,000 acquired in the acquisition of B&W Volund in the year ended December 31, 2000.

2.       Information about our Product and Service Lines:

                                                                             Year Ended December 31,
                                                                2002                  2001                  2000
                                                                ----                  ----                  ----
                                                                                 (In thousands)
REVENUES:
    Marine Construction Services:
       Offshore Operations                                  $    283,308          $    331,724          $    294,399
       Fabrication Operations                                    258,545               176,908               170,883
       Engineering Operations                                    119,570                69,987                76,819
       Procurement Activities                                    845,955               407,855               255,512
       Eliminations                                             (359,337)             (137,946)              (40,105)
--------------------------------------------------------------------------------------------------------------------
                                                               1,148,041               848,528               757,508
--------------------------------------------------------------------------------------------------------------------
    Government Operations:
       Nuclear Component Program                                 370,734               327,938               288,890
       Management & Operation Contracts
         of U.S. Government Facilities                           110,696                93,204               102,080
       Other Commercial Operations                                31,489                26,706                16,369
       Nuclear Environmental Services                             14,171                24,046                22,296
       Contract Research                                          16,298                16,640                11,893
       Other Government Operations                                12,297                 9,036                16,132
       Other Industrial Operations                                   667                 5,249                 1,919
       Eliminations                                               (2,525)               (8,801)              (15,537)
--------------------------------------------------------------------------------------------------------------------
                                                                 553,827               494,018               444,042
--------------------------------------------------------------------------------------------------------------------
    Industrial Operations:
       Engineering & Construction                                      -               312,028               190,199
       Plant Outage Maintenance                                        -               200,148               237,796
       Eliminations                                                    -                (4,914)               (1,733)
--------------------------------------------------------------------------------------------------------------------
                                                                       -               507,262               426,262
--------------------------------------------------------------------------------------------------------------------
    Power Generation Systems - B&W:
       Original Equipment Manufacturers'
         Operations                                                    -                     -                42,674
       Nuclear Equipment Operations                                    -                     -                 9,051
       Aftermarket Goods and Services                                  -                     -                95,717
       Operations and Maintenance                                      -                     -                 6,304
       Boiler Auxiliary Equipment                                      -                     -                 8,258
       Eliminations                                                    -                     -                (6,230)
--------------------------------------------------------------------------------------------------------------------
                                                                       -                     -               155,774
--------------------------------------------------------------------------------------------------------------------
    Power Generation Systems:
       Original Equipment Manufacturers'
         Operations                                               30,791                27,848                16,837
       Plant Enhancements                                         15,868                21,004                15,958
       New Equipment                                                   -                     -                   145
       Other                                                         222                (1,074)                  854
--------------------------------------------------------------------------------------------------------------------
                                                                  46,881                47,778                33,794
--------------------------------------------------------------------------------------------------------------------
    Eliminations                                                     (68)                 (638)               (3,710)
--------------------------------------------------------------------------------------------------------------------
                                                            $  1,748,681          $  1,896,948          $  1,813,670
====================================================================================================================

3.       Information about our Operations in Different Geographic Areas:

                                                                               Year Ended December 31,
                                                                2002                  2001                  2000
                                                                ----                  ----                  ----
                                                                                 (In thousands)
REVENUES: (1)
      United States                                         $  1,045,245          $    892,558          $    867,337
      Azerbaijan                                                 121,603                 4,851                     -
      Indonesia                                                   88,520                19,645               348,656
      Australia                                                   86,594                26,194                   166
      Trinidad                                                    65,304                59,934                21,016
      Qatar                                                       57,110                46,404                 3,698
      Mexico                                                      54,999               108,038                56,559
      Nigeria                                                     51,408                23,989                     -
      Vietnam                                                     33,161                10,160                   158
      Denmark                                                     26,599                24,686                18,750
      Argentina                                                   23,198                 3,129                     -
      Thailand                                                    22,572                35,702                 3,212
      Malaysia                                                    20,022                55,869                 3,585
      India                                                       11,215                15,135                41,188
      Canada                                                       6,512               474,372               320,583
      United Kingdom                                                 998                30,592                59,300
      Saudi Arabia                                                   982                26,249                23,324
      Other Countries                                             32,639                39,441                46,138
--------------------------------------------------------------------------------------------------------------------
                                                            $  1,748,681          $  1,896,948          $  1,813,670
====================================================================================================================

PROPERTY, PLANT AND EQUIPMENT, NET:
      United States                                         $    226,824          $    190,592          $    190,517
      Indonesia                                                   61,281                61,167                64,513
      United Arab Emirates                                        32,298                34,035                18,149
      Mexico                                                      14,497                51,678                56,712
      Singapore                                                    8,147                 3,706                 9,406
      Denmark                                                          -                 6,276                 6,518
      Other Countries                                             11,053                 6,445                 8,378
--------------------------------------------------------------------------------------------------------------------
                                                            $    354,100          $    353,899          $    354,193
====================================================================================================================

(1) We allocate geographic revenues based on the location of the customer.

4.       Information about our Major Customers:

         In the years ended December 31, 2002, 2001 and 2000, the U.S. Government accounted for approximately 29%, 24% and 23%, respectively, of our total revenues. We have included these revenues in our Government Operations segment. In the year ended December 31, 2002, revenues from one of our Marine Construction Services segment customers were $174.5 million or approximately 10% of our total revenues.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

                                                              Year Ended December 31, 2002
                                                                    Quarter Ended
                                        ----------------------------------------------------------------------
                                         March 31,           June 30,            Sept. 30,            Dec. 31,
                                           2002                2002                2002                2002
                                        ----------------------------------------------------------------------
                                                       (In thousands, except per share amounts)
Revenues                                $  399,192          $  465,709          $  435,632          $  448,148
Operating loss (1)                      $   (2,022)         $ (237,480)         $ (365,163)         $  (69,095)
Equity in income from investees         $    7,534          $    2,418          $    4,469          $   13,271
Loss from continuing operations
    before extraordinary item           $   (1,760)         $ (234,972)         $ (364,943)         $ (184,529)
Net loss                                $     (593)         $ (234,216)         $ (357,056)         $ (184,529)

Loss per common share:
Basic and Diluted:
From continuing operations
    before extraordinary item           $    (0.03)         $    (3.81)         $    (5.88)         $    (2.94)
Net Loss                                $    (0.01)         $    (3.80)         $    (5.76)         $    (2.94)

(1) Includes equity in income from investees.

Results for the quarter ended March 31, 2002 include an extraordinary gain of $0.3 million, net of taxes of $0.2 million, related to the early retirement of debt.

Results for the quarter ended June 30, 2002 include an impairment charge of $224.7 million to write off our net investment in B&W of $187.0 million and other related assets totaling $37.7 million.

Results for the quarter ended September 30, 2002 include an impairment charge of $313.0 million related to JRM's goodwill and a gain on the sale of HPC of $9.4 million, net of taxes of $5.7 million, which is reported in discontinued operations.

Results for the quarter ended December 31, 2002 include a provision for the estimated costs of the settlement of the B&W Chapter 11 proceedings of $110.0 million, including tax expense of $23.6 million.

                                                                  Year Ended December 31, 2001
                                                                         Quarter Ended
                                             ----------------------------------------------------------------------
                                              March 31,           June 30,            Sept. 30,           Dec. 31,
                                                2001                2001                2001                2001
                                             ----------------------------------------------------------------------
                                                            (In thousands, except per share amounts)
Revenues                                     $  410,524          $  477,816          $  572,631          $  435,977
Operating income (1)                         $    4,883          $   20,133          $   32,291          $   18,065
Equity in income from investees              $    4,921          $    7,871          $   11,247          $   10,054
Income (loss) from continuing
  operations before extraordinary item       $   (5,169)         $    7,257          $   18,416          $  (44,926)
Net income (loss)                            $   (4,433)         $    7,958          $   19,345          $  (42,892)

Earnings (loss) per common share:
Basic:
From continuing operations
    before extraordinary item                $    (0.09)         $     0.12          $     0.30          $    (0.73)
Net income (loss)                            $    (0.07)         $     0.13          $     0.32          $    (0.70)
Diluted:
From continuing operations
    before extraordinary item                $    (0.09)         $     0.12          $     0.29          $    (0.73)
Net income (loss)                            $    (0.07)         $     0.13          $     0.31          $    (0.70)

(1) Includes equity in income from investees.

Results for the quarter ended December 31, 2001 include a pre-tax gain on our sale of MECL totaling $28.0 million, tax of approximately $85.4 million associated with the intended exercise of an intercompany stock purchase and sale agreement and an extraordinary item of $0.8 million, net of taxes of $0.5 million, related to the early retirement of debt.

NOTE 19 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                      Year Ended December 31,
                                                         2002                  2001                2000
                                                         ----                  ----                ----
                                                       (In thousands, except shares and per share amounts)
Basic:
  Loss from continuing operations                    $   (786,204)         $    (24,422)       $    (24,864)
  Income from discontinued operations                       9,469                 3,565               2,782
  Extraordinary item                                          341                   835                   -
  ---------------------------------------------------------------------------------------------------------
  Net loss for basic computation                     $   (776,394)         $    (20,022)       $    (22,082)
  =========================================================================================================

  Weighted average common shares                       61,860,585            60,663,565          59,769,662
  =========================================================================================================
  Basic earnings (loss) per common share:
  Loss from continuing operations                    $     (12.71)         $      (0.40)       $      (0.42)
  Income from discontinued operations                $       0.15          $       0.06        $       0.05
  Extraordinary item                                 $       0.01          $       0.01        $          -
  Net loss                                           $     (12.55)         $      (0.33)       $      (0.37)

Diluted:
  Loss from continuing operations                    $   (786,204)         $    (24,422)       $    (24,864)
  Income from discontinued operations                       9,469                 3,565               2,782
  Extraordinary item                                          341                   835                   -
  ---------------------------------------------------------------------------------------------------------
  Net loss for diluted computation                   $   (776,394)         $    (20,022)       $    (22,082)
  =========================================================================================================

  Weighted average common shares (basic)               61,860,585            60,663,565          59,769,662
  Effect of dilutive securities:
  Stock options and restricted stock                            -                     -                   -
  ---------------------------------------------------------------------------------------------------------
  Adjusted weighted average common shares
  and assumed conversions                              61,860,585            60,663,565          59,769,662
  =========================================================================================================
  Diluted earnings (loss) per common share:
  Loss from continuing operations                    $     (12.71)         $      (0.40)       $      (0.42)
  Income from discontinued operations                $       0.15          $       0.06        $       0.05
  Extraordinary item                                 $       0.01          $       0.01        $          -
  Net loss                                           $     (12.55)         $      (0.33)       $      (0.37)

At December 31, 2002, 2001 and 2000, we excluded from the diluted share calculation incremental shares of 1,940,511, 1,983,314 and 1,050,242, respectively, related to stock options and restricted stock, as their effect would have been antidilutive.

NOTE 20 - THE BABCOCK & WILCOX COMPANY

General

As a result of asbestos-containing commercial boilers and other products B&W and certain of its subsidiaries sold, installed or serviced in prior decades, B&W is subject to a substantial volume of nonemployee liability claims asserting asbestos-related injuries. All of the personal injury claims are similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff as a result of the exposure to asbestos fibers (e.g., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes).

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. (collectively, the

"Debtors"). The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through April 14, 2003.

As discussed in Note 1, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million.

Settlement Negotiations

We are continuing our discussions with the ACC and FCR concerning a potential settlement. As a result of those discussions, we reached an agreement in principle in August 2002 with representatives of the ACC and FCR on several key terms, which served as a basis for continuing negotiations; however, a number of significant issues and numerous details remain to be negotiated and resolved. Should the remaining issues and details not be negotiated and resolved to the mutual satisfaction of the parties, the parties may be unable to resolve the B&W Chapter 11 proceedings through settlement. Additionally, the potential settlement will be subject to various conditions, including the requisite approval of the asbestos claimants, the Bankruptcy Court confirmation of a plan of reorganization reflecting the settlement and the approval by MII's Board of Directors and stockholders. The parties are currently working to address the remaining unresolved issues and details in a joint plan of reorganization and related settlement agreement. On December 19, 2002, B&W and its filing subsidiaries, the ACC, the FCR and MI filed drafts of those documents, together with a draft of a related disclosure statement, which include the following key terms:

         - MII would effectively assign all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

         - MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trust.

         - MII would issue 4.75 million shares of restricted common stock and cause those shares to be transferred to the trust. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trust would also be subject to an MII right of first refusal. If any of the shares issued to the trust are still held by the trust after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elects to issue shares to satisfy this guaranty obligation, it would not be required to issue more than 12.5 million shares.

         - MI would issue promissory notes to the trust in an aggregate principal amount of $92 million. The notes would be unsecured obligations and would provide for payments of principal of $8.4 million per year to be payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would be guaranteed by MII.

         - MII and all its past and present directors, officers and affiliates, including its captive insurers, would receive the full benefit of Section 524(g) of the Bankruptcy Code with respect to personal injury claims attributable to B&W's use of asbestos and would be released and protected from all pending and future asbestos-related claims stemming from B&W's operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including but not limited to claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

         - The settlement would be conditioned on the approval by MII's Board of Directors and stockholders of the terms of the settlement outlined above.

As the settlement discussions proceed, we expect that some of the court proceedings in or relating to the B&W Chapter 11 case will continue and that the parties will continue to maintain their previously asserted positions. The Bankruptcy Court has directed the parties to file an amended disclosure statement by March 28, 2003, that, among other things, updates the status of the negotiations, and has set a disclosure statement hearing for April 9, 2003. Following that filing and hearing, the Bankruptcy Court will schedule further proceedings concerning this matter. The process of finalizing and implementing the settlement could take up to a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

Despite our recent progress in our settlement discussions, there are continuing risks and uncertainties that will remain with us until the requisite approvals are obtained and the final settlement is reflected in a plan of reorganization that is confirmed by the Bankruptcy Court pursuant to a final, nonappealable order of confirmation.

As of December 31, 2002, we determined that a final settlement is probable and established an estimate for the cost of the settlement of $110.0 million, including tax expense of $23.6 million, reflecting the present value of our contributions and contemplated payments to the trusts as outlined above. The provision for the estimated cost of the B&W settlement is comprised of the following (in thousands):

Promissory notes to be issued                         $    83,081
MII common shares to be issued                             20,805
Share price guaranty obligation                            42,026
Other                                                       3,435
Future tax reimbursements                                 (29,000)
Forgiveness of certain intercompany balances              (33,970)
                                                      -----------
Total                                                 $    86,377
Plus:  tax expense                                         23,593
                                                      -----------
Net provision for estimated cost of settlement        $   109,970
                                                      ===========

The fair value of the promissory notes to be issued was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. The MII common shares to be issued were valued at our closing stock price on December 31, 2002 of $4.38. The fair value of the share price guaranty obligation was based on a present value calculation using our closing stock price on December 31, 2002, assuming the number of shares to be issued is 12.5 million. The value of the future tax reimbursements was based on the present value of projected future tax reimbursements to be received from B&W. The final value of the overall settlement and each of its components may differ significantly from the estimates currently recorded depending on a variety of factors, including changes in market conditions and the market value of our common shares when issued. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued. Upon issuance of the debt and equity securities, we will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities.

Remaining Issues to be Resolved

While the Chapter 11 reorganization proceedings continue to progress, there are a number of issues and matters related to the Debtors' asbestos liability to be resolved prior to their emergence from the proceedings. Remaining issues and matters to be resolved include, among other things, the following:

         -        the ultimate asbestos liability of the Debtors;

         - the outcome of negotiations with the ACC, the FCR and other participants in the Chapter 11 proceedings, concerning, among other things, the size and structure of the settlement trusts to satisfy the asbestos liability and the means for funding those trusts;

         - the outcome of negotiations with our insurers as to additional amounts of coverage of the Debtors and their participation in a plan to fund the settlement trusts;

         - the Bankruptcy Court's decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings, including the Bankruptcy Court's periodic determinations as to whether to extend the existing preliminary injunction that prohibits asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of B&W, including MI, JRM and MII;

         - the continued ability of our insurers to reimburse B&W and its subsidiaries for payments made to asbestos claimants and the resolution of claims filed by insurers for recovery of insurance amounts previously paid for asbestos personal injury claims;

         - the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999, and the related ruling issued on April 17, 2002 (collectively, the "Transfer Case"). See Note 10 for further information;

         - the outcome of objections and potential appeals involving approval of the disclosure statement and confirmation of the plan of reorganization;

         - final agreement regarding the proposed spin-off of the MI/B&W pension plan, which could significantly impact amounts recorded at December 31, 2002; and

         - final agreement on a tax sharing and tax separation arrangement between MI and B&W.

Insurance Coverage and Pending Claims

Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At December 31, 2002, receivables of $23.1 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Currently, certain insurers are refusing to reimburse the Debtors for these receivables until the Debtors' assumption, in bankruptcy, of their pre-bankruptcy filing contractual reimbursement arrangements with such insurers.

Pursuant to the Bankruptcy Court's order, a March 29, 2001 bar date was set for the submission of allegedly unpaid pre-Chapter 11 settled asbestos claims and a July 30, 2001 bar date for all other asbestos personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo/Parks Township facilities against the Debtors. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. The Debtors have accepted approximately 9,200 as pre-Chapter 11 binding settled claims at this time, with an aggregate liability of approximately $77 million. The Bankruptcy Court has disallowed approximately 33,000 claims as settled claims, and the Debtors are in the process of challenging virtually all the remaining claims. If the Bankruptcy Court determines these claims were not settled prior to the filing of the Chapter 11 petition, these claims may be refiled as unsettled personal injury claims. As of July 30, 2001, approximately 223,000 additional asbestos personal injury claims, 60,000 related party claims, 168 property damage claims, 212 derivative asbestos claims and 524 claims relating to the Apollo/Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 13,000 additional personal injury claims were filed, including at least 2,000 claims originally filed as allegedly settled claims that were disallowed by the Bankruptcy Court as settled claims and subsequently refiled as unsettled personal injury claims. A bar date of January 15, 2003 was set for the filing of certain general unsecured claims. As of January 15, 2003, in excess of 2,700 general unsecured claims were filed, and the Debtors have commenced an analysis of these claims. Although the analysis is incomplete, the Debtors have identified a number of claims that they intend to contest, including approximately $183 million in claims filed by various insurance companies seeking recovery from the Debtors under various theories. Additionally, approximately $788 million in priority tax claims were filed, which appear to be estimates of liability by taxing authorities for ongoing audits of MI. As to both categories of claims, the Debtors believe that the claims are without merit and intend to contest them. The Debtors will continue to analyze the remaining claims. The estimated total alleged liability, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage insurance coverages. The Debtors filed a proposed Litigation Protocol with the U. S. District Court on October 18, 2001, setting forth the intention of the Debtors to challenge all unsupported claims and taking the position that a significant number of those claims may be disallowed by the Bankruptcy Court. The ACC and FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Debtors entered into the DIP Credit Facility with a group of lenders providing for a three-year term. The Bankruptcy Court approved the full amount of this facility, giving all amounts owed under the facility a super-priority administrative expense status in bankruptcy. The Debtors' obligations under the facility are (1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and
(2) secured by a security interest on B&W Canada Ltd.'s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility, effective upon the defeasance or repayment of MI's public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and nonperformance letters of credit issued under the facility cannot exceed $100 million in the aggregate. The DIP Credit Facility also imposes certain financial and nonfinancial covenants on B&W and its subsidiaries. There were no borrowings under this facility at December 31, 2002 or 2001. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the "Pre-existing LCs"), $9.4 million of which remains outstanding at December 31, 2002. MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2002, approximately $140.9 million in letters of credit has been issued under the DIP Credit Facility of which approximately $51.4 million was to replace or backstop Pre-existing LCs. The DIP Credit Facility, which was scheduled to expire on February 22, 2003, has been amended and extended to February 22, 2004, with an additional one-year extension at the option of B&W. The amendment also provides for a reduction of the facility from $300 million to $227.75 million.

Financial Results and Reorganization Items

Summarized financial data for B&W is as follows:

                          INCOME STATEMENT INFORMATION

                                                                     Year Ended December 31,
                                                              2002               2001             2000
                                                              ----               ----             ----
                                                                         (In thousands)
Revenues                                                $  1,497,401         $  1,431,908    $   1,162,458
Income (Loss) before Provision for Income Taxes         $   (232,435)(1)     $     35,377    $      (3,572)
Net Income (Loss)                                       $   (213,723)        $     17,499    $      (4,308)

(1) Includes a provision totaling $287.0 million for an increase in B&W's asbestos liability.

                            BALANCE SHEET INFORMATION

                                                                     December 31,
                                                              2002                 2001
                                                              ----                 ----
                                                                   (In thousands)
Assets:
  Current Assets                                         $     709,730         $     592,968
  Noncurrent Assets                                          1,547,342             1,476,171
--------------------------------------------------------------------------------------------

Total Assets                                             $   2,257,072         $   2,069,139
============================================================================================
Liabilities:
  Current Liabilities                                    $     551,228         $     431,702
  Noncurrent Liabilities(1)                                  1,743,737             1,457,459
Stockholder's Equity (Deficit)                                 (37,893)              179,978
--------------------------------------------------------------------------------------------

Total Liabilities and Stockholder's Equity (Deficit)     $   2,257,072         $   2,069,139
============================================================================================

(1) Includes liabilities subject to compromise of approximately $1.7 billion, which primarily result from asbestos-related issues.

In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. At December 31, 2002, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $107.7 million, of which approximately $31.9 million relates to bonds issued after February 21, 2000.

As to the guarantee and indemnity obligations related to B&W's letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

B&W's ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W summarized financial information set forth above has been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, we can provide no assurance that the carrying amounts of B&W's assets will be realized or that B&W's liabilities will be liquidated or settled for the amounts recorded. The independent accountant's report on the separate consolidated financial statements of B&W for the years ended December 31, 2002, 2001 and 2000 includes an explanatory paragraph indicating that these issues raise substantial doubt about B&W's ability to continue as a going concern.

Following are our condensed Pro Forma Consolidated Statements of Income (Loss) data, assuming the deconsolidation of B&W for all periods presented.

Assumes deconsolidation as of the beginning of the period presented, all data unaudited:

                                            Year Ended
                                           December 31,
                                              2000
                                              ----
                                          (In thousands)
Revenues                                   $ 1,722,038
Operating Loss                             $    (9,699)
Loss before Provision for Income Taxes     $   (19,271)
Net Loss                                   $   (27,587)
Loss per Common Share:
  Basic                                    $     (0.46)
  Diluted                                  $     (0.46)

NOTE 21 - LIQUIDITY

As a result of the B&W bankruptcy filing in February 2000, our access to the cash flows of B&W and its subsidiaries has been restricted. In addition and as discussed in Note 12, JRM has incurred substantial overruns on its three EPIC Spar projects. We also have recently received a credit downgrade. Accordingly, our access to additional financing beyond what we currently have available may be limited, particularly at JRM. Further, MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII's other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments. Given these issues, we have assessed our ability to continue as a viable business and have concluded that we can fund our operating activities and capital requirements. Management's plans with regards to these issues are as follows:

     - B&W Chapter 11 Filing. Our ability to obtain a successful and timely resolution to the B&W Chapter 11 proceedings has impacted our access to, and sources of, capital. We believe the completion of the overall settlement outlined in Note 20 will alleviate the impact of this uncertainty.

     - JRM's Negative Cash Flows Resulting from EPIC Spar Projects. Due primarily to the losses anticipated to be incurred on the three EPIC spar projects recorded during the year ended December 31, 2002 (see
         Note 12), we expect JRM to experience negative cash flows during 2003. Completion of the EPIC spar projects has, and will continue to, put a strain on JRM's liquidity. JRM intends to fund its cash needs through borrowings on the New Credit Facility (see Note 5), intercompany loans from MII and sales of nonstrategic assets, including certain marine vessels. In addition, under the terms of the New Credit Facility, JRM's letter of credit capacity was reduced from $200 million to $100 million. This reduction does not negatively impact our ability to execute the contracts in our current backlog. However, it will likely limit JRM's ability to pursue projects from certain customers who require letters of credit as a condition of award. We are exploring other opportunities to improve our liquidity position, including better management of working capital through process improvements, negotiations with customers to relieve tight schedule requirements and to accelerate certain portions of cash collections, and alternative financing sources for letters of credit for JRM. In addition, we plan to refinance BWXT on a stand-alone basis, thereby freeing up additional letter of credit capacity for JRM and are currently in the process of evaluating terms and conditions with certain financial institutions. We also intend to seek a replacement credit facility for JRM prior to the scheduled expiration of the New Credit Facility, in order to provide for increased letter of credit capacity. Our ability to obtain such a replacement facility will depend on numerous factors, including JRM's operating performance and overall market conditions. If JRM experiences additional significant contract costs on its EPIC Spar projects as a result of unforeseen events, we may be unable to fund all of our budgeted capital expenditures and meet all of our funding requirements for our contractual commitments. In this instance, we would be required to defer certain capital expenditures, which in turn could result in curtailment of certain of our operating activities or, alternatively, require us to obtain additional sources of financing which may not be available to us or may be cost prohibitive.

     - MI's Liquidity Issues. MI experienced negative cash flows in 2002, primarily due to payments of taxes resulting from the exercise of MI's rights under the Intercompany Agreement. MI expects to meet its cash needs in 2003 through intercompany borrowings from BWXT, which BWXT may fund through operating cash flows or borrowings under the New Credit Facility.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended December 31, 2002, 2001 and 2000, we had no disagreements with PricewaterhouseCoopers LLP on any accounting or financial disclosure issues.

                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Executive Officers" in The Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Compensation of Executive Officers" in The Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in The Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Note 11 to our consolidated financial statements included in this report is incorporated by reference.

Item 14. CONTROLS AND PROCEDURES

Within the 90-day period immediately preceding the filing of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of that evaluation. However, as we have disclosed in this report, for first-of-a-kind projects undertaken by our Marine Construction Services segment in recent periods, we have been unable to forecast accurately total costs to complete until we have performed all major phases of the project. This has been primarily due to unexpected design and production inefficiencies and execution difficulties. We have addressed these problems by improving controls throughout the bidding, contracting and project management process, as well as making changes in operating management personnel at JRM. Except for those changes, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation referred to in the first sentence of this Item 14.

                                   P A R T  I V

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report or incorporated by reference:

                  1. CONSOLIDATED FINANCIAL STATEMENTS

                           Reports of Independent Accountants

                           Consolidated Balance Sheets as of December 31, 2002 and 2001

                           Consolidated Statements of Loss for the Years Ended December 31, 2002, 2001 and 2000

                           Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2002, 2001 and 2000

                           Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2002, 2001 and 2000

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 Notes to

                           Consolidated Financial Statements for the Years Ended December 31, 2002, 2001 and 2000

                  2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                           All required financial statement schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

                  3. EXHIBITS

Exhibit Number                     Description

3.1 McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of McDermott
                 International, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2              McDermott International, Inc.'s Amended and Restated By-Laws.

3.3              Amended and Restated Certificate of Designation of Series D
                 Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.'s Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 2001
                 (File No. 1-08430)).

4.1              Rights Agreement dated as of October 17, 2001 between McDermott
                 International, Inc. and EquiServe Trust Company, N.A., as
                 Rights Agent (incorporated by reference herein to Exhibit 1 to McDermott International, Inc.'s Current Report on Form 8-K dated October 17, 2001 (File No. 1-08430)).

4.2              Omnibus Credit Agreement dated as of February 10, 2003 among J.
                 Ray McDermott, S.A., J. Ray McDermott Holdings, Inc., J. Ray
                 McDermott, Inc. and BWX Technologies, Inc., as borrowers,
                 McDermott International, Inc., as parent guarantor, the initial lenders and initial issuing banks named therein, Citicorp USA, Inc., as administrative agent and collateral agent, Salomon Smith Barney
                 Inc., as lead arranger and book runner, The Bank of Nova
                 Scotia, as documentation agent, and Credit Lyonnais New York
                 Branch, as syndication agent.

4.3 Security Agreement dated February 10, 2003 from the grantors referred to therein to Citicorp USA, Inc., as collateral agent.

4.4              Form of Subsidiary Guarantee related to the Omnibus Credit
                 Agreement.

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of
Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission on request.

10.1*            McDermott International, Inc.'s Supplemental Executive
                 Retirement Plan, as amended (incorporated by reference to Exhibit 10 of McDermott International, Inc.'s Annual Report on
                 Form 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.2 Intercompany Agreement (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1983 (File No.
                 1-08430)).

10.3* Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s
                 Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1990 (File No. 1-08430)).

10.4*            McDermott International, Inc.'s 1994 Variable Supplemental
                 Compensation Plan (incorporated by reference to Exhibit A to
                 McDermott International, Inc.'s Proxy Statement for its Annual
                 Meeting of Stockholders held on August 9, 1994, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.5*            McDermott International, Inc.'s 1987 Long-Term Performance
                 Incentive Compensation Program (incorporated by reference to
                 Exhibit 10 to McDermott International, Inc.'s Annual Report on
                 Form 10-K, as amended, for the fiscal year ended March 31, 1988
                 (File No. 1-08430)).

10.6*            McDermott International, Inc.'s 1992 Senior Management Stock
                 Option Plan (incorporated by reference to Exhibit 10 of
                 McDermott International, Inc.'s Annual Report on Form10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.7*            McDermott International, Inc.'s 1992 Officer Stock Incentive
                 Program (incorporated by reference to Exhibit 10 to McDermott
                 International, Inc.'s Annual Report on Form 10-K, as amended for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.8*            McDermott International, Inc.'s 1992 Directors Stock Program
                 (incorporated by reference to Exhibit 10 to McDermott
                 International, Inc.'s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.9*            McDermott International, Inc.'s Restated 1996 Officer Long-Term
                 Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File
                 No. 1-08430)).

10.10*           McDermott International, Inc.'s 1997 Director Stock Program
                 (incorporated by reference to Appendix A to McDermott
                 International, Inc.'s Proxy Statement for its Annual Meeting of
                 Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.12            Support Agreement between McDermott International, Inc. and
                 McDermott Incorporated (incorporated by reference to Exhibit
                 10.11 of McDermott International, Inc.'s Annual Report

                 on Form 10-K for the nine-month transition period ended
                 December 31, 1999 (File No. 1-08430)).

10.13            McDermott International, Inc.'s 2001 Directors & Officers
                 Long-Term Incentive Plan (incorporated by reference to Appendix
                 A to McDermott International, Inc.'s Proxy Statement for its
                 Annual Meeting of Stockholders held on May 1, 2002, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

12.1             Ratio of Earnings to Fixed Charges.

21.1             Significant Subsidiaries of the Registrant.

23.1             Consent of Independent Accountants.

                 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(c) of Form 10-K.

         (b)      Reports on Form 8-K:

                  On October 4, 2002, we filed a current report on Form 8-K dated October 3, 2002, reporting under Item 5 - Other Events that we had issued a press release in which we announced our revised 2002 earnings outlook and set the date for our third quarter earnings release.

                  On October 15, 2002, we filed a current report on Form 8-K dated October 15, 2002, reporting under Item 5 - Other Events that one of our subsidiaries had signed fabrication contracts with the Azerbaijan International Operating Company.

                  On November 7, 2002, we filed a current report on Form 8-K dated November 7, 2002, reporting under Item 5 - Other Events that we had announced our results for the third quarter of 2002 and guidance for 2003.

                  On December 20, 2002, we filed a current report on Form 8-K dated December 20, 2002, reporting under Item 5 - Other Events that we had issued a press release in which we announced that we, together with the ACC and the FCR, had filed a joint plan of reorganization and a draft settlement agreement with the Bankruptcy Court in the B&W Chapter 11 proceedings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                McDERMOTT INTERNATIONAL, INC.

                                                /s/ Bruce W. Wilkinson
                                                ----------------------------
March 21, 2003                                  By: Bruce W. Wilkinson
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

       Signature                                 Title

/s/ Bruce W. Wilkinson      Chairman of the Board, Chief Executive Officer
------------------------    and Director (Principal Executive Officer)
Bruce W. Wilkinson

/s/ Francis S. Kalman       Executive Vice President and Chief Financial Officer
------------------------    (Principal Financial and Accounting Officer)
Francis S. Kalman

/s/ Philip J. Burguieres    Director
------------------------
Philip J. Burguieres

/s/ Ronald C. Cambre        Director
------------------------
Ronald C. Cambre

/s/ Bruce DeMars            Director
------------------------
Bruce DeMars

/s/ Joe B. Foster           Director
------------------------
Joe B. Foster

/s/ Robert L. Howard        Director
------------------------
Robert L. Howard

/s/ John W. Johnstone, Jr.  Director
--------------------------
John W. Johnstone, Jr.

/s/ Richard E. Woolbert     Director
--------------------------
Richard E. Woolbert

March 21, 2003

                                 CERTIFICATIONS

I, Bruce W. Wilkinson, Chief Executive Officer of McDermott International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of McDermott International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003

                                                         /s/ Bruce W. Wilkinson
                                                         -----------------------
                                                         Bruce W. Wilkinson
                                                         Chief Executive Officer

I, Francis S. Kalman, Chief Financial Officer of McDermott International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of McDermott International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003

                                                         /s/ Francis S. Kalman
                                                         -----------------------
                                                         Francis S. Kalman
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                                    Sequentially
Exhibit                                                                              Numbered
Number                              Description                                        Pages
------                              -----------                                        -----
2.1      Agreement and Plan of Merger dated as of May 7, 1999 between McDermott
         International, Inc. and J. Ray McDermott, S.A. (incorporated by reference to Annex A of Exhibit (a)(1) to the Schedule 14D-1 filed by
         McDermott International, Inc. with the Commission on May 13, 1999).

3.2      McDermott International, Inc.'s Articles of Incorporation, as amended
         (incorporated by reference to Exhibit 3.1 of McDermott International,
         Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31,
         1996 (File No. 1-08430)).

3.2      McDermott International, Inc.'s Amended and Restated By-Laws.

3.3      Amended and Restated Certificate of Designation of Series D
         Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.'s Quarterly Report on Form
         10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1      Rights Agreement dated as of October 17, 2001 between McDermott
         International, Inc. and EquiServe Trust Company, N.A., as Rights Agent
         (incorporated by reference herein to Exhibit 1 to McDermott
         International, Inc.'s Current Report on Form 8-K dated October 17, 2001
         (File No. 1-08430)).

4.2      Omnibus Credit Agreement dated as of February 10, 2003 among J. Ray
         McDermott, S.A., J. Ray McDermott Holdings, Inc., J. Ray McDermott,
         Inc. and BWX Technologies, Inc., as borrowers, McDermott International,
         Inc., as parent guarantor, the initial lenders and initial issuing banks named therein, Citicorp USA, Inc., as administrative agent and collateral agent, Salomon Smith Barney Inc., as lead arranger and book runner, The Bank of Nova Scotia, as documentation agent, and Credit
         Lyonnais New York Branch, as syndication agent.

4.3 Security Agreement dated February 10, 2003 from the grantors referred to therein to Citicorp USA, Inc., as collateral agent.

4.4      Form of Subsidiary Guarantee related to the Omnibus Credit Agreement.

10.1* McDermott International, Inc.'s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 of McDermott
         International, Inc.'s Annual Report on Form 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File
         No. 1-08430)).

10.2     Intercompany Agreement (incorporated by reference to Exhibit 10 to
         McDermott International, Inc.'s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1983 (File No. 1-08430)).

10.3* Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.'s Annual
         Report on Form 10-K, as amended, for the fiscal year ended March 31, 1990 (File No. 1-08430)).

10.4*    McDermott International, Inc.'s 1994 Variable Supplemental Compensation
         Plan (incorporated by reference to Exhibit A to McDermott
         International, Inc.'s Proxy Statement for its Annual Meeting of
         Stockholders held on August 9, 1994, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.5*    McDermott International, Inc.'s 1987 Long-Term Performance Incentive
         Compensation Program (incorporated by reference to Exhibit 10 to
         McDermott International, Inc.'s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1988 (File No. 1-08430)).

10.6*    McDermott International, Inc.'s 1992 Senior Management Stock Option
         Plan (incorporated by reference to Exhibit 10 of McDermott
         International, Inc.'s Annual Report on Form10-K/A for fiscal year ended
         March 31, 1994 filed with the Commission on June 27, 1994 (File No.
         1-08430)).

10.7*    McDermott International, Inc.'s 1992 Officer Stock Incentive Program
         (incorporated by reference to Exhibit 10 to McDermott International,
         Inc.'s Annual Report on Form 10-K, as amended for the fiscal year ended
         March 31, 1992 (File No. 1-08430)).

10.8*    McDermott International, Inc.'s 1992 Directors Stock Program
         (incorporated by reference to Exhibit 10 to McDermott International,
         Inc.'s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1992 (File No. 1-08430)).

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                              Description                                        Pages
------                              -----------                                        -----

10.9*    McDermott International, Inc.'s Restated 1996 Officer Long-Term
         Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.10*   McDermott International, Inc.'s 1997 Director Stock Program
         (incorporated by reference to Appendix A to McDermott International,
         Inc.'s Proxy Statement for its Annual Meeting of Stockholders held on
         September 2, 1997, as filed with the Commission under a Schedule 14A
         (File No. 1-08430)).

10.12    Support Agreement between McDermott International, Inc. and McDermott
         Incorporated (incorporated by reference to Exhibit 10.11 of McDermott
         International, Inc.'s Annual Report on Form 10-K for the nine-month transition period ended December 31, 1999 (File No. 1-08430)).

10.13    McDermott International, Inc.'s 2001 Directors & Officers Long-Term
         Incentive Plan (incorporated by reference to Appendix A to McDermott
         International, Inc.'s Proxy Statement for its Annual Meeting of
         Stockholders held on May 1, 2002, as filed with the Commission under a
         Schedule 14A (File No. 1-08430)).

12.1     Ratio of Earnings to Fixed Charges.

21.1     Significant Subsidiaries of the Registrant.

23.1     Consent of Independent Accountants.