Form 10-K/A
period 2002-12-31
MCDERMOTT INTERNATIONAL INC
filed 2003-04-30
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                        FORM 10 - K/A

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
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. (the "Company") as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 24, 2003. Our report includes an emphasis of matter paragraph referring to Notes 1, 12, 20 and 21 of the consolidated financial statements regarding the Company's wholly-owned subsidiary, The Babcock & Wilcox Company, losses related to certain construction projects at the Company's wholly owned subsidiary,
J. Ray McDermott, S.A. and the negative impacts of these matters, among others, on the Company's liquidity. Our audit also included Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts. In our opinion, these financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 24, 2003

                                                                      Schedule I


                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                                                 December 31,
                                                               2002       2001
                                                             --------   --------
                                                                (In thousands)
Current Assets:
     Cash and cash equivalents                               $    163   $     49
     Accounts receivable - trade, net                              37         59
     Accounts receivable - other                                  162        149
     Accounts receivable from subsidiaries                      5,959     46,256
     Accounts receivable from The Babcock & Wilcox Company         52      1,727
     Other currents assets                                      2,065      1,483
                                                             --------   --------
         Total Current Assets                                   8,438     49,723
                                                             --------   --------
Investments in Subsidiaries and
     Other Investees, at Equity                               306,451    793,920
                                                             --------   --------
Notes Receivable from Subsidiaries                                 50      5,833
                                                             --------   --------
Property, Plant and Equipment, at Cost:
     Buildings                                                      5         --
     Machinery and equipment                                       61         61
                                                             --------   --------
                                                                   66         61
     Less accumulated depreciation                                 61         61
                                                             --------   --------
         Net Property, Plant and Equipment                          5         --
                                                             --------   --------
Investments in Debt Securities                                 30,007     29,779
                                                             --------   --------
Accounts Receivable from The Babcock & Wilcox Company           2,297        565
                                                             --------   --------
Other Assets                                                   20,595     21,195
                                                             --------   --------
         TOTAL                                               $367,843   $901,015
                                                             ========   ========


See accompanying notes to condensed financial information.

                                                                       Continued


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                               December 31,
                                                           2002            2001
                                                        -----------    -----------
                                                              (In thousands)
Current Liabilities:
     Accounts payable                                   $       144    $       119
     Accounts payable to The Babcock & Wilcox Company         5,803          4,964
     Accrued liabilities - other                              9,790         32,671
     Income taxes                                             1,659          1,659
                                                        -----------    -----------
         Total Current Liabilities                           17,396         39,413
                                                        -----------    -----------
Notes Payable to Subsidiaries                                23,220         37,031
                                                        -----------    -----------
Accounts Payable to Subsidiaries                            171,350         53,588
                                                        -----------    -----------
Accrued Cost of The Babcock & Wilcox Company
     Bankruptcy Settlement                                   61,533             --
                                                        -----------    -----------
Negative Investments in Subsidiaries, at Equity             510,722             --
                                                        -----------    -----------
Other Liabilities                                               379            873
                                                        -----------    -----------
Commitments and Contingencies

Stockholders' Equity (Deficiency):
     Common stock                                            66,351         63,733
     Capital in excess of par value                       1,093,428      1,077,148
     Accumulated deficit                                 (1,027,318)      (250,924)
     Treasury stock                                         (62,792)       (62,736)
     Accumulated other comprehensive loss                  (486,426)       (57,111)
                                                        -----------    -----------
         Total Stockholders' Equity (Deficiency)           (416,757)       770,110
                                                        -----------    -----------
         TOTAL                                          $   367,843    $   901,015
                                                        ===========    ===========

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                          CONDENSED STATEMENTS OF LOSS

                                                          Year Ended December 31,
                                                      2002         2001         2000
                                                   ---------    ---------    ---------
                                                              (In thousands)
Costs and Expenses:
    Cost of operations                             $     479    $   4,710    $   5,300
    Selling, general and administrative expenses      16,877       18,264        2,245
                                                   ---------    ---------    ---------
                                                      17,356       22,974        7,545
                                                   ---------    ---------    ---------
Loss on Asset Disposals-net                               --           --         (517)
                                                   ---------    ---------    ---------

Operating Loss before Equity in
    Income (Loss) of Investees                       (17,356)     (22,974)      (8,062)
                                                   ---------    ---------    ---------

Equity in Income (Loss) of Subsidiaries
    and Other Investees                             (706,095)       2,809      (10,025)
                                                   ---------    ---------    ---------

    Operating Loss                                  (723,451)     (20,165)     (18,087)
                                                   ---------    ---------    ---------

Other Income (Expense):
    Interest income                                    1,603        2,113        2,811
    Interest expense                                  (2,340)      (4,740)      (6,486)
    Estimated loss on The Babcock & Wilcox
       Company bankruptcy settlement                 (61,533)          --           --
    Other - net                                         (483)      (1,800)      (5,442)
                                                   ---------    ---------    ---------

                                                     (62,753)      (4,427)      (9,117)
                                                   ---------    ---------    ---------
 Loss from Continuing Operations
    before Benefit from Income Taxes
    and Extraordinary Item                          (786,204)     (24,592)     (27,204)

Benefit from Income Taxes                                 --         (170)      (2,340)
                                                   ---------    ---------    ---------
Loss from Continuing Operations before
    Extraordinary Item                              (786,204)     (24,422)     (24,864)

Income from Discontinued Operations                    9,469        3,565        2,782
                                                   ---------    ---------    ---------
Loss before Extraordinary Item                      (776,735)     (20,857)     (22,082)

Extraordinary Item                                       341          835           --
                                                   ---------    ---------    ---------
Net Loss                                           $(776,394)   $ (20,022)   $ (22,082)
                                                   =========    =========    =========


See accompanying notes to condensed financial information.

                                                                      Schedule I

                          MCDERMOTT INTERNATIONAL, INC
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS



                                                             Year Ended December 31,
                                                       2002           2001         2000
                                                   -----------    -----------    -----------
                                                               (In thousands)
Net Loss                                           $  (776,394)   $   (20,022)   $   (22,082)
                                                   -----------    -----------    -----------

Other Comprehensive Income (Loss):
  Equity in other comprehensive loss of
     subsidiaries and other investees                 (429,416)        (2,272)        (8,386)
  Minimum pension liability adjustments                     17             19             18
  Reclassification adjustment for gains (losses)
     included in net income                                 84             (6)           497
                                                   -----------    -----------    -----------
Other Comprehensive Loss                              (429,315)        (2,259)        (7,871)
                                                   -----------    -----------    -----------
Comprehensive Loss                                  (1,205,709)       (22,281)       (29,953)
                                                   ===========    ===========    ===========


See accompanying notes to condensed financial information.

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                             2002         2001        2000
                                                          ---------    ---------    ---------
                                                                    (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                  $(776,394)   $ (20,022)   $ (22,082)
                                                          ---------    ---------    ---------

Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                            3,612        1,931        1,450
     Equity in income or loss of subsidiaries
       and other investees, less dividends                  806,094       19,691        7,243
     Estimated loss on The Babcock & Wilcox
       Company bankruptcy settlement                         61,533           --           --
     Other                                                   10,650        7,984        9,029
     Changes in assets and liabilities:
       Accounts and notes receivable                         40,249      (30,102)       1,507
       Accounts payable                                     104,815        4,011     (135,077)
       Income taxes                                              --           --           (1)
       Other, net                                           (14,325)         393        9,581
                                                          ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                               236,234      (16,114)    (128,350)
                                                          ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                       (5)          --           --
Purchases of available-for-sale securities                 (166,402)    (101,301)     (10,473)
Maturities of available-for-sale securities                 107,085        7,000       10,325
Sales of available-for-sale securities                       58,738       93,451        1,247
Execution of put/call agreement with McDermott Inc.        (242,945)          --           --
Decrease in loans to subsidiaries                             5,783       11,326      122,710
                                                          ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                              (237,746)      10,476      123,809
                                                          =========    =========    =========

                                                                       Continued

                                                                Year Ended December 31,
                                                              2002        2001       2000
                                                           ---------   ---------   ---------
                                                                   (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock                                   $   1,394   $   1,000   $      47
Dividends paid                                                    --          --      (8,972)
Purchase of McDermott International, Inc. stock                   --          --          (5)
Other                                                            232       4,641       4,526
                                                           ---------   ---------   ---------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                  1,626       5,641      (4,404)
                                                           ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              114           3      (8,945)
                                                           ---------   ---------   ---------

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                      49          46       8,991
                                                           ---------   ---------   ---------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                               $     163   $      49   $      46
                                                           =========   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest, including intercompany
      interest (net of amount capitalized)                 $   2,325   $   5,275   $   6,453
   Income taxes, net of refunds                            $      --   $       3   $     361
                                                           =========   =========   =========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Settlement of intercompany balances with a subsidiary   $      --   $      --   $ 932,935
                                                           =========   =========   =========

See accompanying notes to condensed financial information.

                                                                      Schedule I

                          McDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                DECEMBER 31, 2002

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

NOTE 2 - CONTINGENCIES

McDermott International, Inc. is contingently liable under standby letters of credit totaling $22,854,000 at December 31, 2002, all of which were issued in the normal course of business. In addition, at the time of The Babcock & Wilcox Company ("B&W") bankruptcy filing, McDermott International, Inc. was a maker or guarantor of outstanding letters of credit aggregating approximately $146,500,000 ($9,400,000 at December 31, 2002) which were issued in connection with the business operations of B&W and its subsidiaries. Although new letters of credit have been issued under B&W's Debtor in Possession ("DIP") Credit Facility to backstop or replace these preexisting letters of credit, McDermott International, Inc. has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which B&W has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2002, approximately $51,400,000 in letters of credit have been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit. McDermott International, Inc. has guaranteed a $2,500,000 line of credit, of which $5,000 is outstanding at December 31, 2002, to a certain unconsolidated joint venture.

McDermott International, Inc. has agreed to indemnify our two surety companies for obligations of various of its subsidiaries, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2002, the aggregate outstanding amount of surety bonds that were guaranteed by McDermott International, Inc. and issued in connection with the business operations of its subsidiaries was approximately $121,000,000, of which $107,700,000 related to the business operations of B&W and its subsidiaries.

Also, McDermott International, Inc. has guaranteed the performance of certain of its subsidiaries for construction projects in the ordinary course of business. These guarantees totaled $146,400,000 at December 31, 2002.

NOTE 3 - DIVIDENDS RECEIVED

McDermott International, Inc. received dividends from its consolidated subsidiaries of $100,000,000, $26,900,000 and $487,562,000 for the years ended
December 31, 2002, 2001 and 2000, respectively. Also during the year ended December 31, 2000, McDermott International, Inc. received a capital contribution from one of its consolidated subsidiaries of $445,373,000.

                                                                     Schedule II

                          McDERMOTT INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                          Additions
                                                   -------------------------
                                     Balance at    Charged to     Charged to                      Balance at
                                     Beginning     Costs and        Other                             End
           Description               of Period     Expense (2)     Accounts      Deductions (3)   of Period
           -----------               ---------     -----------    ----------     --------------   ----------
                                                                    (In thousands)
Estimated Drydock Liability (1):

Year Ended December 31, 2002         $  36,171     $   10,378     $       --        $ (14,675)    $   31,874

Year Ended December 31, 2001         $  26,016     $   14,178     $       --        $  (4,023)    $   36,171

Year Ended December 31, 2000         $  21,753     $   12,173     $       --        $  (7,910)    $   26,016

Valuation Allowance for  Deferred
Tax Assets (4):

Year Ended December 31, 2002         $ (12,840)    $  (43,866)    $ (158,121)       $      --     $ (214,827)

Year Ended December 31, 2001         $ (15,478)    $    2,638     $       --        $      --     $  (12,840)

Year Ended December 31, 2000         $ (34,794)    $   19,316     $       --        $      --     $  (15,478)


(1) Estimated drydock liability is reported within accrued liabilities-other and other liabilities on the balance sheet.

(2) Net of reductions and other adjustments, all of which are charged to costs and expenses.

(3)  Reductions in the estimates to actual costs incurred.

(4)  Charged to Other Comprehensive Income (Minimum Pension Liability).

                           SIGNATURE OF THE REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           McDERMOTT INTERNATONAL, INC.





                                           /s/ Francis S. Kalman
                                           ----------------------------

                                           By: Francis S. Kalman
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


April 28, 2003

                                  EXHIBIT INDEX

   Exhibit
   Number
   -------
    23.1    Consent of Independent Accountants

      99    Supplementary Financial Information on Panamanian Securities Regulations