Form 10-Q
period 2003-03-31
MCDERMOTT INTERNATIONAL INC
filed 2003-05-06
CIK 708819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]


The number of shares of the registrant's common stock outstanding at April 28, 2003 was 65,417,216.

                         Mc DERMOTT INTERNATIONAL, INC.

                               INDEX - FORM 10-Q


                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION


     Item 1 -   Condensed Consolidated Financial Statements                                            3

         Condensed Consolidated Balance Sheets
           March 31, 2003 and December 31, 2002                                                        4

         Condensed Consolidated Statements of  Income (Loss)
           Three Months Ended March 31, 2003 and 2002                                                  6

         Condensed Consolidated Statements of Comprehensive Income (Loss)
           Three Months Ended March 31, 2003 and 2002                                                  7

         Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2003 and 2002                                                  8

         Notes to Condensed Consolidated Financial Statements                                         10


     Item 2 -   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                         30

     Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                            42

     Item 4 -   Controls and Procedures                                                               42


PART II - OTHER INFORMATION

     Item 1 -   Legal Proceedings                                                                     42

     Item 6 -   Exhibits and Reports on Form 8-K                                                      42

SIGNATURES                                                                                            44

CERTIFICATIONS                                                                                        45

                                     PART I

                          McDERMOTT INTERNATIONAL, INC.




                              FINANCIAL INFORMATION







Item 1. Condensed Consolidated Financial Statements

                          McDERMOTT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                                                      March 31,     December 31,
                                                                        2003           2002
                                                                     ------------   ------------
                                                                      (Unaudited)
                                                                              (In thousands)
Current Assets:
   Cash and cash equivalents                                         $    180,608   $    175,177
   Investments                                                                 --        108,269
   Accounts receivable - trade, net                                       265,691        194,603
   Accounts receivable from The Babcock & Wilcox Company                   29,326         12,273
   Accounts and notes receivable - unconsolidated affiliates               15,218         17,695
   Accounts receivable - other                                             51,590         64,718
   Contracts in progress                                                  111,174        149,162
   Deferred income taxes                                                    3,404          3,350
   Other current assets                                                    40,344         37,658
                                                                     ------------   ------------

   Total Current Assets                                                   697,355        762,905
                                                                     ------------   ------------

Property, Plant and Equipment                                           1,248,816      1,239,927
   Less accumulated depreciation                                          891,963        885,827
                                                                     ------------   ------------

   Net Property, Plant and Equipment                                      356,853        354,100
                                                                     ------------   ------------

Investments in Debt Securities                                             62,002         64,958
                                                                     ------------   ------------

Goodwill                                                                   12,926         12,926
                                                                     ------------   ------------

Prepaid Pension Costs                                                      19,164         19,311
                                                                     ------------   ------------

Other Assets                                                               73,531         63,971
                                                                     ------------   ------------

   TOTAL                                                             $  1,221,831   $  1,278,171
                                                                     ============   ============

See accompanying notes to condensed consolidated financial statements.


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                  March 31,      December 31,
                                                                                    2003             2002
                                                                                -------------    -------------
                                                                                 (Unaudited)
                                                                                          (In thousands)
Current Liabilities:
   Notes payable and current maturities of long-term debt                       $      16,005    $      55,577
   Accounts payable                                                                   167,372          166,251
   Accounts payable to The Babcock & Wilcox Company                                    34,245           32,379
   Accrued employee benefits                                                           55,000           62,109
   Accrued liabilities - other                                                        154,674          185,320
   Accrued contract costs                                                              47,295           53,335
   Advance billings on contracts                                                      312,526          329,557
   U.S. and foreign income taxes payable                                               26,499           32,521
                                                                                -------------    -------------

     Total Current Liabilities                                                        813,616          917,049
                                                                                -------------    -------------

Long-Term Debt                                                                         85,981           86,104
                                                                                -------------    -------------

Accumulated Postretirement Benefit Obligation                                          26,721           26,898
                                                                                -------------    -------------

Self-Insurance                                                                         83,126           71,918
                                                                                -------------    -------------
Pension Liability                                                                     411,465          392,072
                                                                                -------------    -------------
Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement                     62,306           86,377
                                                                                -------------    -------------
Other Liabilities                                                                     115,399          114,510
                                                                                -------------    -------------

Commitments and Contingencies

Stockholders' Deficit:
   Common stock, par value $1.00 per share, authorized
     150,000,000 shares; issued 67,151,916 at
     March 31, 2003 and 66,351,478 at December 31, 2002                                67,152           66,351
   Capital in excess of par value                                                   1,097,026        1,093,428
   Accumulated deficit                                                               (991,772)      (1,027,318)
   Treasury stock at cost, 2,061,407 shares at March 31,
     2003 and December 31, 2002                                                       (62,792)         (62,792)
   Accumulated other comprehensive loss                                              (486,397)        (486,426)
                                                                                -------------    -------------

     Total Stockholders' Deficit                                                     (376,783)        (416,757)
                                                                                -------------    -------------

     TOTAL                                                                      $   1,221,831    $   1,278,171
                                                                                =============    =============

                          McDERMOTT INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                          Three Months Ended
                                                                               March 31,
                                                                        2003               2002
                                                                    ------------       ------------
                                                                              (Unaudited)
                                                               (In thousands, except per share amounts)
Revenues                                                            $    523,479       $    399,192
                                                                    ------------       ------------


Costs and Expenses:
   Cost of operations                                                    473,047            366,579

   Selling, general and administrative expenses                           42,024             42,169
                                                                    ------------       ------------

                                                                         515,071            408,748
                                                                    ------------       ------------


Equity in Income of Investees                                              7,888              7,534
                                                                    ------------       ------------
Operating Income (Loss)                                                   16,296             (2,022)
                                                                    ------------       ------------
Other Income (Expense):
   Interest income                                                           981              3,480
   Interest expense                                                       (3,659)            (7,165)
   Reduction in estimated cost of The Babcock & Wilcox Company
     bankruptcy settlement                                                24,071                 --
   Other-net                                                               1,454              2,223
                                                                    ------------       ------------

   Total Other Income (Expense)                                           22,847             (1,462)
                                                                    ------------       ------------
Income (Loss) from Continuing Operations before
   Provision for (Benefit from) Income Taxes
   and Cumulative Effect of Accounting Change                             39,143             (3,484)

Provision for (Benefit from) Income Taxes                                  7,307             (2,065)
                                                                    ------------       ------------
Income (Loss) from Continuing Operations before
   Cumulative Effect of Accounting Change                                 31,836             (1,419)

Income from Discontinued Operations                                           --                826
                                                                    ------------       ------------
Income (Loss) before Cumulative Effect of Accounting Change               31,836               (593)

Cumulative Effect of Accounting Change                                     3,710                 --
                                                                    ------------       ------------

Net Income (Loss)                                                   $     35,546       $       (593)
                                                                    ============       ============

Earnings (Loss) per Common Share:
   Basic
     Income (Loss) from Continuing Operations before
       Cumulative Effect of Accounting Change                       $       0.50       $      (0.02)
     Income from Discontinued Operations                            $         --       $       0.01
     Cumulative Effect of Accounting Change                         $       0.06       $         --
     Net Income (Loss)                                              $       0.56       $      (0.01)
   Diluted
     Income (Loss) from Continuing Operations before
       Cumulative Effect of Accounting Change                       $       0.49       $      (0.02)
     Income from Discontinued Operations                            $         --       $       0.01
     Cumulative Effect of Accounting Change                         $       0.06       $         --
     Net Income (Loss)                                              $       0.55       $      (0.01)
                                                                    ============       ============

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                                                                            Three Months Ended
                                                                                  March 31,
                                                                           2003               2002
                                                                       ------------       ------------
                                                                                (Unaudited)
                                                                               (In thousands)

Net Income (Loss)                                                      $     35,546       $       (593)
                                                                       ------------       ------------


Other Comprehensive Income (Loss):
   Currency translation adjustments:
     Foreign currency translation adjustments                                   306               (493)
   Unrealized gains (losses) on derivative financial instruments:
     Unrealized gains on derivative financial instruments                       222              1,192
     Reclassification adjustment for (gains) losses included
       in net income (loss)                                                      (2)               192
   Unrealized gains (losses) on investments:
     Unrealized losses arising during the period                               (129)              (512)
     Reclassification adjustment for gains
       included in net income (loss)                                           (368)              (915)
                                                                       ------------       ------------

Other Comprehensive Income (Loss)                                                29               (536)
                                                                       ------------       ------------


Comprehensive Income (Loss)                                            $     35,575       $     (1,129)
                                                                       ============       ============

See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      2003               2002
                                                                                  ------------       ------------
                                                                                           (Unaudited)
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                 $     35,546       $       (593)
                                                                                  ------------       ------------

Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
   Depreciation and amortization                                                         9,388              9,103

   Income or loss of investees, less dividends                                          (2,175)            (5,558)
   Gain on asset disposals and impairments - net                                        (1,063)               (76)
   Provision for deferred taxes                                                          1,327              9,537
   Cumulative effect of accounting change                                               (3,710)                --
   Other                                                                                 3,370              3,385

   Changes in assets and liabilities, net of effects of acquisitions and divestitures:
     Accounts receivable                                                               (74,212)           (32,343)
     Net contracts in progress and advance billings                                     21,029             65,931
     Accounts payable                                                                    2,975             (7,965)
     Accrued and other current liabilities                                             (35,575)            (2,125)

     Other, net                                                                        (16,125)           (36,272)
                                                                                  ------------       ------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                                          (59,225)             3,024
                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                              (9,895)           (10,558)
Purchases of available-for-sale securities                                            (184,283)          (646,992)
Sales of available-for-sale securities                                                 116,597            737,819
Maturities of available-for-sale securities                                            179,108             67,103
Proceeds from asset disposals                                                            1,063                 76
Other                                                                                     (368)                --
                                                                                  ------------       ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                              102,222            147,448
                                                                                  ------------       ------------

                                                                       CONTINUED




                                                               Three Months Ended
                                                                    March 31,
                                                              2003               2002
                                                          ------------       ------------
                                                                    (Unaudited)
                                                                  (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt                                 $     (9,500)      $   (208,309)
Increase (decrease) in short-term borrowing                    (30,081)               667
Issuance of common stock                                           545              1,672
Other                                                            1,469              4,856
                                                          ------------       ------------

NET CASH USED IN FINANCING ACTIVITIES                          (37,567)          (201,114)
                                                          ------------       ------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                             1                (35)
                                                          ------------       ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             5,431            (50,677)



CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               175,177            196,912
                                                          ------------       ------------



CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    180,608       $    146,235
                                                          ============       ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest (net of amount capitalized)                   $      2,533       $     11,540
   Income taxes - net                                     $     (9,493)      $     15,132
                                                          ============       ============


See accompanying notes to condensed consolidated financial statements.

                          McDERMOTT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three-month period ended March 31, 2003. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

McDermott International, Inc., a Panamanian corporation ("MII"), is the parent company of the McDermott group of companies, which includes:

         o J. Ray McDermott, S.A., a Panamanian subsidiary of MII ("JRM"), and its consolidated subsidiaries;

         o McDermott Incorporated, a Delaware subsidiary of MII ("MI"), and its consolidated subsidiaries;

         o Babcock & Wilcox Investment Company, a Delaware subsidiary of MI ("BWICO");

         o BWX Technologies, Inc., a Delaware subsidiary of BWICO ("BWXT"), and its consolidated subsidiaries; and

         o The Babcock & Wilcox Company, an unconsolidated Delaware subsidiary of BWICO ("B&W").

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in MII's annual report on Form 10-K for the year ended December 31, 2002.

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

Due to the bankruptcy filing, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our condensed consolidated financial statements, and we account for our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings of $110 million, including tax expense of $23.6 million. At March 31, 2003, we have updated our estimated cost of the settlement to reflect current conditions and recorded an aggregate reduction in the provision of $23.6 million, net of tax expense of $0.5 million, primarily due to a decrease in our stock price. See Note 9 for details regarding this estimate and for further information regarding developments in negotiations relating to the B&W Chapter 11 proceedings.

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. As a result of the adoption of SFAS No. 143, we recorded income of approximately $3.7 million as the cumulative effect of an accounting change, which is net of tax expense of $2.2 million. See Note 4 to our condensed consolidated financial statements for disclosures relating to our asset retirement obligations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." It also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." In addition, it amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 as of January 1, 2003, and reclassified the extraordinary gain on extinguishment of debt we recorded in the three months ended March 31, 2002, because (as a result of the change in accounting principles) it no longer meets the criteria for classification as an extraordinary item. We reclassified the gain of $0.5 million to other-net and the associated taxes of $0.2 million to the provision for income taxes.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Effective January 1, 2003, we adopted the initial recognition and measurement provisions of this Interpretation on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of this Interpretation did not have a material effect on our consolidated financial position or results of operations.

NOTE 2 - STOCK-BASED COMPENSATION

At March 31, 2003, we have several stock-based employee compensation plans. We account for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, if the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                           Three Months Ended
                                                               March 31,
                                                       2003                2002
                                                   ------------       ------------
                                                             (Unaudited)
                                                (In thousands, except per share data)

Net income (loss), as reported                     $     35,546       $       (593)
   Add back: stock-based compensation
     cost included in net loss, net of
     related tax effects                                    721              3,164
   Deduct: total stock-based compensation
     cost determined under fair-value-
     based method, net of related tax effects            (2,277)            (3,275)
                                                   ------------       ------------

Pro forma net income (loss)                        $     33,990       $       (704)
                                                   ------------       ------------

Earnings (loss) per share:
   Basic, as reported                              $       0.56       $      (0.01)
   Basic, pro forma                                $       0.54       $      (0.01)

   Diluted, as reported                            $       0.55       $      (0.01)
   Diluted, pro forma                              $       0.52       $      (0.01)

NOTE 3 - DISCONTINUED OPERATIONS

At March 31, 2002, we classified our subsidiary Hudson Products Corporation ("HPC") as an asset held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, for the three months ended March 31, 2002, we reported the results of operations for HPC in discontinued operations. On July 10, 2002, we completed the sale of HPC. Condensed financial information for our operations reported in discontinued operations follows:


                                            Three Months Ended
                                                March 31,
                                                  2002
                                            ------------------
                                              (Unaudited)
                                            (In thousands)
Revenues                                      $     16,065
Income before Provision for Income Taxes      $      1,171

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," and recorded income of approximately $3.7 million as the cumulative effect of an accounting change, which is net of tax expense of $2.2 million. Prior to our adoption of SFAS No. 143, we accrued the estimated cost of remediation activities over the economic life of the related assets and our accrued liabilities at December 31, 2002 totaled approximately $4.6 million more than the asset retirement obligations measured at January 1, 2003 under the provisions of SFAS No. 143. In addition, as of January 1, 2003, we recorded additions to property, plant and equipment totaling $1.3 million under the provision of SFAS No. 143.

Substantially all of our asset retirement obligations relate to the remediation of our Nuclear Analytical Laboratory in our Government Operations segment. The following table reflects actual and pro forma information for our asset retirement obligations:


                                  Three months ended    Year ended
                                      March 31,        December 31,
                                        2003               2002
                                  ------------------   -------------
                                                        (pro forma)
                                               (Unaudited)
                                             (In thousands)

Balance at beginning of period      $       6,423      $       5,784
Accretion expense                             177                639
                                    -------------      -------------

Balance at end of period            $       6,600      $       6,423
                                    =============      =============

NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' deficit are as follows:


                                                              March 31,          December 31,
                                                                 2003                2002
                                                             -------------       -------------
                                                              (Unaudited)
                                                                    (In thousands)
Currency Translation Adjustments                             $     (30,353)      $     (30,659)
Net Unrealized Gain on Investments                                     178                 675
Net Unrealized Gain on Derivative Financial Instruments              1,304               1,084
Minimum Pension Liability                                         (457,526)           (457,526)
                                                             -------------       -------------
Accumulated Other Comprehensive Loss                         $    (486,397)      $    (486,426)
                                                             -------------       -------------

NOTE 6 - INVESTIGATIONS AND LITIGATION

In June 1998, Shell Offshore, Inc. and several related entities filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (the "Shell Litigation"). As detailed in our annual report on Form 10-K for the year ended December 31, 2002, various other parties intervened as plaintiffs in the Shell Litigation and we had executed settlement agreements with many of them. In April 2003, we agreed to a settlement in principle with Amerada Hess Corporation.

In December 1998, a subsidiary of JRM (the "Operator Subsidiary") was in the process of installing the south deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. ("Texaco") when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. This lawsuit was filed in the U. S. District Court for the Eastern District of Louisiana against a number of parties, some of which brought third-party claims against the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel that attempted the lift of the deck module (the "Owner Subsidiary"). Both the Owner Subsidiary and the Operator Subsidiary were subsequently tendered as direct defendants to Texaco. In addition to Texaco's claims in the federal court action, damages for the loss of the south deck module have been sought by Texaco's builder's risk insurers in claims against the Owner Subsidiary and the other defendants, excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder's risk insurers in the federal court proceeding approximate $280 million. Texaco's federal court claims against the Operator Subsidiary were stayed in favor of a pending binding arbitration proceeding between them required by contract, which the Operator Subsidiary initiated to collect $23 million due for work performed under the contract, and in which Texaco also sought the same consequential damages and uninsured losses as it seeks in the federal court action, and also seeks approximately $2 million in other damages not sought in the federal court action. The federal court trial, on the issue of liability only, commenced in October 2001. On March 27, 2002, the Court orally found that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary's highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco's builder risk insurers in addition to the claims of Texaco. On May 6, 2002, the Owner Subsidiary filed a notice of appeal of the April 5, 2002 order, which appeal it subsequently withdrew without prejudice for technical reasons. On January 13, 2003, the district court granted the Owner Subsidiary's motions for summary judgment with respect to Texaco's claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary's similar motion for dismissal against Texaco's builder risk underwriters. No final judgment has yet been entered in the district court proceeding from which an appeal could be taken. The trial in the binding arbitration proceeding commenced on January 13, 2003 and has proceeded on various dates through March 14, and will recommence on May 26, 2003 for one week and at various times thereafter. We plan to vigorously pursue the arbitration proceeding and any appeals process, if necessary, in the federal court action, and we do not believe that a material loss with respect to these matters is likely. In addition, we believe our insurance will provide coverage for the builder's risk and consequential damage claims in the event of liability. However, the ultimate outcome of the proceedings is uncertain, and an adverse ruling in either the arbitration, any appeal of the district court proceeding or any bonding requirements applicable to any appeal from an adverse ruling, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

In early April 2001, a group of insurers that includes certain underwriters at Lloyd's and Turegum Insurance Company (the "Plaintiff Insurers") who have previously provided insurance to B&W under our excess liability policies filed
(1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W's excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. The Plaintiff Insurers also allege that MII and B&W have wrongfully attempted to expand the underwriters' obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in vacating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers, which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W's rights and the obligations of the Plaintiff Insurers and other insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the District Court seeking dismissal of the Plaintiff Insurers' claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued January 4, 2002, the District Court granted MII's and B&W's motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers' claims lacked a factual or legal basis. We believe this ruling reflects the extent of the underwriter's contractual obligations and underscores that this coverage is available to settle B&W's asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were B&W's counterclaims against the Plaintiff Insurers and against other insurers. The parties agreed to dismiss without prejudice those of B&W's counterclaims seeking a declaratory judgment regarding the parties' respective rights and obligations under the settlement agreement. B&W's counterclaim seeking a money judgment for approximately $6.5 million due and owing by insurers under the settlement agreement remains pending. A trial of this counterclaim is not currently scheduled but will likely be set to be held in early summer 2003. The parties have reached a preliminary agreement in principle to settle B&W's counterclaim for in excess of the claimed amounts, and approximately $4.3 million has been received to date from the insurers, subject to reimbursement in the event a final settlement agreement is not reached. Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. At this point, the Plaintiff Insurers have not indicated whether they intend to pursue an appeal.

On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, "Travelers") filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called "non-products" asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court and the Asbestos Claimants Committee (the "ACC") and the Future Claimants Representative (the "FCR") have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers' complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos "non-products" liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers' duties and obligations with respect to coverage for B&W's asbestos liabilities. The Court has bifurcated the case into two phases, with Phase I addressing the issue of whether previous agreements between the parties serve to release Travelers from any coverage responsibility for asbestos "non-products" claims. On August 14, 2002, the Court granted B&W's and MII's motion for leave to file an amended answer and counterclaims, adding additional counterclaims against Travelers. Discovery was completed in September 2002 and the parties filed cross-motions for summary judgment, which were heard on February 26, 2003. We are awaiting the Court's ruling on these motions. No trial date has been scheduled.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding in the U.S. Bankruptcy Court for the Eastern District of Louisiana against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W's cancellation of a $313 million note receivable and B&W's transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W's claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceeding to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W's solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the Bankruptcy Court found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and FCR that we believe are resolved by the February 8, 2002 ruling. On March 20, 2002, at a hearing in the Bankruptcy Court, the judge granted this motion and dismissed all claims asserted in complaints filed by the ACC and the FCR regarding the 1998 transfer of certain assets from B&W to its parent, which ruling was memorialized in an Order and Judgment dated April 17, 2002 that dismissed the proceeding with prejudice. On April 26, 2002, the ACC and FCR filed a notice of appeal of the April 17, 2002 Order and Judgment and on June 20, 2002 filed their appeal brief. On July 22, 2002, MI, BWICO,

BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed their brief in opposition. The ACC and FCR have not yet filed their reply brief pending discussions regarding settlement and a consensual joint plan of reorganization. If a consensual joint plan of reorganization is confirmed, the ACC and the FCR have agreed to dismiss this appeal with prejudice. In addition, an injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 proceedings extends through July 14, 2003. See Note 9 to our consolidated financial statements for information regarding B&W's potential liability for nonemployee asbestos claims and additional information concerning the B&W Chapter 11 proceedings.

In September 2002, we were advised that the Securities and Exchange Commission and the New York Stock Exchange were conducting inquiries into the trading of MII securities occurring prior to our public announcement of August 7, 2002 with respect to our second quarter 2002 results, our revised 2002 guidance and developments in negotiations relating to the B&W Chapter 11 proceedings. As we reported in our annual report on Form 10-K for the year ended December 31, 2002, the SEC has issued a formal order of investigation in connection with its inquiry, pursuant to which the staff of the SEC has requested additional information from us and several of our current and former officers and directors. We continue to cooperate fully with both inquiries and have provided all information that has been requested. Several of our current and former officers and directors have voluntarily given interviews and have responded, or are in the process of responding, to SEC subpoenas requesting additional documents and testimony.

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

Other than as noted above, the following legal proceedings have had no change in status from that disclosed in Item 3 - "Legal Proceedings," included in Part I of MII's annual report on Form 10-K for the year ended December 31, 2002:

      o The Department of Justice investigations into allegations of wrongdoing by a limited number of former employees of MII and JRM concerning the heavy-lift business of JRM's Heeremac joint venture with Heerema Offshore Construction Group, Inc. and the heavy-lift business of JRM and into possible anticompetitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM's former McDermott-ETPM joint venture with ETPM, S.A., a French company.

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

      o The claims involving AE Energietechnic GmbH ("Austrian Energy") and Babcock and Wilcox Volund ApS ("Volund"). Austrian Energy and Volund are jointly and severally liable pursuant to their consortium agreement as well as their contract with the ultimate customer, SK Energi, for construction of a biomass boiler facility in Denmark.

For a detailed description of these proceedings, please refer to Note 10 to the consolidated financial statements included in Part II of MII's annual report on Form 10-K for the year ended December 31, 2002. Also, see Note 9 to the condensed consolidated financial statements for information regarding B&W's potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

NOTE 7 - SEGMENT REPORTING

We have not changed our basis of segmentation or our basis of measurement of segment profit or loss from our last annual report. An analysis of our operations by segment is as follows:

Segment Information for the Three Months Ended March 31, 2003 and 2002.


                                                                     Three Months Ended
                                                                           March 31,
                                                                    2003              2002
                                                                ------------       ------------
                                                                          (Unaudited)
                                                                        (In thousands)
REVENUES
             Marine Construction Services                       $    405,782       $    264,171
             Government Operations                                   117,708            121,791
             Power Generation Systems                                     --             13,242
             Adjustments and Eliminations(1)                             (11)               (12)
                                                                ------------       ------------
                                                                $    523,479       $    399,192
                                                                ------------       ------------

           (1) Segment revenues are net of the following
             intersegment transfers and other adjustments:
             Marine Construction Services Transfers             $          7       $         12
             Government Operations Transfers                               4                 --
                                                                ------------       ------------
                                                                $         11       $         12
                                                                ------------       ------------


                                                                 Three Months Ended
                                                                       March 31,
                                                               2003                2002
                                                            ------------       ------------
                                                                     (Unaudited)
                                                                   (In thousands)
OPERATING INCOME (LOSS):

                      Segment Operating Income (Loss):
                      Marine Construction Services          $     17,829       $    (10,209)
                      Government Operations                       16,070             11,847
                      Power Generation Systems                      (190)              (568)
                                                            ------------       ------------
                                                            $     33,709       $      1,070
                                                            ------------       ------------

                      Gain on Asset Disposals:
                      Marine Construction Services          $        864       $         75
                      Government Operations                          199                  1
                                                            ------------       ------------
                                                            $      1,063       $         76
                                                            ------------       ------------

                      Income from Investees:
                      Marine Construction Services          $        308       $      1,594
                      Government Operations                        7,356              5,910
                      Power Generation Systems                       224                 30
                                                            ------------       ------------
                                                            $      7,888       $      7,534
                                                            ------------       ------------

                      OPERATING INCOME (LOSS):
                      Marine Construction Services          $     19,001       $     (8,540)
                      Government Operations                       23,625             17,758
                      Power Generation Systems                        34               (538)
                                                            ------------       ------------
                                                                  42,660              8,680
                      Corporate                                  (26,364)           (10,702)
                                                            ------------       ------------
                           TOTAL                            $     16,296       $     (2,022)
                                                            ------------       ------------

NOTE 8 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                           Three Months Ended
                                                                March 31,
                                                        2003                2002
                                                     ------------      ------------
                                                               (Unaudited)
                                                     (In thousands, except shares and
                                                           per share amounts)
Basic:
Income (loss) from continuing operations
  before cumulative effect of accounting change      $     31,836      $     (1,419)
Income from discontinued operations                            --               826
Cumulative effect of accounting change                      3,710                --
                                                     ------------      ------------

Net income (loss) for basic computation              $     35,546      $       (593)
                                                     ------------      ------------
Weighted average common shares                         63,469,672        61,024,612
                                                     ------------      ------------
Basic earnings (loss) per common share:
Income (loss) from continuing operations
  before cumulative effect of accounting change      $       0.50      $      (0.02)
Income from discontinued operations                  $         --      $       0.01
Cumulative effect of accounting change               $       0.06      $         --
Net income (loss)                                    $       0.56      $      (0.01)

Diluted:
Income (loss) from continuing operations
  before cumulative effect of accounting change      $     31,836      $     (1,419)
Income from discontinued operations                            --               826
Cumulative effect of accounting change                      3,710                --
                                                     ------------      ------------
Net income (loss) for diluted computation            $     35,546      $       (593)
                                                     ------------      ------------
Weighted average common shares (basic)                 63,469,672        61,024,612
                                                     ------------      ------------
Effect of dilutive securities:
Stock options and restricted stock                      1,586,595                --
                                                     ------------      ------------
Adjusted weighted average common shares
  and assumed conversions                              65,056,267        61,024,612
                                                     ------------      ------------
Diluted earnings (loss) per common share:
Income (loss) from continuing operations
  before cumulative effect of accounting change      $       0.49      $      (0.02)
Income from discontinued operations                  $         --      $       0.01
Cumulative effect of accounting change               $       0.06      $         --
Net income (loss)                                    $       0.55      $      (0.01)

At March 31, 2002, incremental shares of 2,199,012 related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been antidilutive.

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

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. (collectively, the "Debtors"). The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through July 14, 2003.

Settlement Negotiations

We are continuing our discussions with the ACC and FCR concerning a potential settlement. On December 19, 2002, B&W and its filing subsidiaries, the ACC, the FCR and MI filed drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement. On March 28, 2003, the parties filed amended drafts of the joint plan of reorganization and the disclosure statement, which, along with related documents, include the following key terms:

      o MII would effectively assign all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

      o MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trust.

      o MII would issue 4.75 million shares of restricted common stock and cause those shares to be transferred to the trust. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trust would also be subject to an MII right of first refusal. If any of the shares issued to the trust are still held by the trust after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elects to issue shares to satisfy this guaranty obligation, it would not be required to issue more than 12.5 million shares.

      o MI would issue promissory notes to the trust in an aggregate principal amount of $92 million. The notes would be unsecured obligations and would provide for payments of principal of $8.4 million per year to be payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would be guaranteed by MII.

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

      o The settlement would be conditioned on the approval by MII's Board of Directors and stockholders of the terms of the settlement outlined above.

As the settlement discussions proceed, we expect that some of the court proceedings in or relating to the B&W Chapter 11 case will continue and that the parties will continue to maintain their previously asserted positions. The parties filed a second amended disclosure statement on May 5, 2003, that, among other things, updated the status of the negotiations, and a disclosure statement hearing is scheduled for May 8, 2003. Following that hearing, the Bankruptcy Court will schedule further proceedings concerning this matter. The process of finalizing and implementing the settlement could take up to a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

Despite our progress in our settlement discussions, there are continuing risks and uncertainties that will remain with us until the requisite approvals are obtained and the final settlement is reflected in a plan of reorganization that is confirmed by the Bankruptcy Court pursuant to a final, nonappealable order of confirmation.

As of December 31, 2002, we determined that a final settlement was probable and established an estimate for the cost of the settlement of $110 million, including tax expense of $23.6 million, reflecting the present value of our contributions and contemplated payments to the trusts as outlined above. At March 31, 2003, we have updated our estimated cost to reflect current conditions and recorded an aggregate reduction in the provision of $23.6 million, net of tax expense of $0.5 million. The provision for the estimated cost of the B&W settlement is comprised of the following:


                                                      March 31,         December 31,
                                                        2003                2002
                                                    -------------       -------------
                                                     (Unaudited)
                                                            (In thousands)

Promissory notes to be issued                       $      80,728       $      83,081
MII common shares to be issued                             13,775              20,805
Share price guaranty obligation                            28,638              42,026
Other                                                       3,435               3,435
Future tax reimbursements                                 (29,000)            (29,000)
Forgiveness of certain intercompany balances              (35,270)            (33,970)
                                                    -------------       -------------

Total                                               $      62,306       $      86,377
Plus:  tax expense                                         24,048              23,593
                                                    -------------       -------------
Net provision for estimated cost of settlement      $      86,354       $     109,970
                                                    -------------       -------------

The fair value of the promissory notes to be issued was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. The MII common shares to be issued were valued at our closing stock price on March 31, 2003 and December 31, 2002 of $2.90 and $4.38, respectively. The fair value of the share price guaranty obligation as of each of those dates was based on a present value calculation using our closing stock price on that date, assuming the number of shares to be issued is 12.5 million. The value of the future tax reimbursements was based on a preliminary negotiated present value of projected future tax reimbursements to be received from B&W. The final value of the overall settlement and each of its components may differ significantly from the estimates currently recorded depending on a variety of factors, including changes in market conditions and the market value of our common shares when issued. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued. Upon issuance of the debt and equity securities, we will record such amounts as liabilities or stockholders' equity based on the nature of the individual securities.

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

      o the continued ability of our insurers to reimburse B&W and its subsidiaries for payments made to asbestos claimants and the resolution of claims filed by insurers for recovery of insurance amounts previously paid for asbestos personal injury claims;

      o the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999, and the related ruling issued on April 17, 2002. See Note 6 for further information;

      o the outcome of objections and potential appeals involving approval of the disclosure statement and confirmation of the plan of reorganization;

      o final agreement regarding the proposed spin-off of the MI/B&W pension plan, which could significantly impact amounts recorded at March 31, 2003; and

      o final agreement on a tax sharing and tax separation arrangement between MI and B&W.

Insurance Coverage and Pending Claims

Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At March 31, 2003, receivables of $21.1 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Currently, certain insurers are refusing to reimburse the Debtors for these receivables until the Debtors' assumption, in bankruptcy, of their pre-bankruptcy filing contractual reimbursement arrangements with such insurers.

Pursuant to the Bankruptcy Court's order, a March 29, 2001 bar date was set for the submission of allegedly unpaid pre-Chapter 11 settled asbestos claims and a July 30, 2001 bar date for all other asbestos personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo/Parks Township facilities against the Debtors. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. The Debtors have accepted approximately 9,200 as pre-Chapter 11 binding settled claims at this time, with an aggregate liability of approximately $77 million. The Bankruptcy Court has disallowed approximately 33,000 claims as settled claims, and the Debtors are in the process of challenging virtually all the remaining claims. If the Bankruptcy Court determines these claims were not settled prior to the filing of the Chapter 11 petition, these claims may be refiled as unsettled personal injury claims. As of July 30, 2001, approximately 223,000 additional asbestos personal injury claims, 60,000 related party claims, 183 property damage claims, 225 derivative asbestos claims and 571 claims relating to the Apollo/Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 15,000 additional personal injury claims were filed, including at least 10,000 claims originally filed as allegedly settled claims that were disallowed by the Bankruptcy Court as settled claims and subsequently refiled as unsettled personal injury claims. Approximately 3,800 additional related party claims, 26 property damage claims, 190 derivative claims and 3 Apollo/Parks Township claims also were filed since the July 30, 2001 bar date. A bar date of January 15, 2003 was set for the filing of certain general unsecured claims. As of January 15, 2003, more than 2,700 general unsecured claims were filed, and the Debtors have commenced an analysis of these claims. Although the analysis is incomplete, the Debtors have identified a number of claims that they intend to contest, including claims filed by various insurance companies seeking recovery from the Debtors under various theories and priority tax claims, which appear to be estimates of liability by taxing authorities for ongoing audits of MI. As to both categories of claims, the Debtors believe that the claims are without merit and intend to contest them. The Debtors will continue to analyze the remaining claims. The estimated total alleged liability, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage insurance coverages. The Debtors filed a proposed Litigation Protocol with the U. S. District Court on October 18, 2001, setting forth the intention of the Debtors to challenge all unsupported claims and taking the position that a significant number of those claims may be disallowed by the Bankruptcy Court. The ACC and FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Debtors entered into a $300 million debtor-in-possession revolving credit facility (the "DIP Credit Facility") with a group of lenders providing for a three-year term. The Bankruptcy Court approved the full amount of this facility, giving all amounts owed under the facility a super-priority administrative expense status in bankruptcy. The Debtors' obligations under the facility are (1) guaranteed by substantially all of B&W's other domestic subsidiaries and B&W Canada Ltd. and
(2) secured by a security interest on B&W Canada Ltd.'s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility, effective upon the defeasance or repayment of MI's public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and nonperformance letters of credit issued under the facility cannot exceed $100 million in the aggregate. The DIP Credit Facility also imposes certain financial and nonfinancial covenants on B&W and its subsidiaries. There were no borrowings under this facility at March 31, 2003 or December 31, 2002. A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W's and its subsidiaries' business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the "Pre-existing LCs"), $8.8 million of which remains outstanding at March 31, 2003. MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of March 31, 2003, approximately $169.7 million in letters of credit has been issued under the DIP Credit Facility of which approximately $53 million was to replace or backstop Pre-existing LCs. The DIP Credit Facility, which was scheduled to expire on February 22, 2003, has been amended and extended to February 22, 2004, with an additional one-year extension at the option of B&W. The amendment also provides for a reduction of the facility from $300 million to $227.75 million.

In the course of the conduct of B&W's and its subsidiaries' business, MII and MI have agreed to indemnify two surety companies for B&W's and its subsidiaries' obligations under surety bonds issued in connection with their customer contracts. At March 31, 2003, the total value of B&W's and its subsidiaries' customer contracts yet to be completed covered by such indemnity arrangements was approximately $105 million, of which approximately $29.4 million relates to bonds issued after February 21, 2000.

As to the guarantee and indemnity obligations related to B&W's letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

Financial Results and Reorganization Items

Summarized financial data for B&W is as follows:

                          INCOME STATEMENT INFORMATION


                                                  Three Months Ended
                                                       March 31,
                                                 2003                2002
                                              ------------      ------------
                                                       (Unaudited)
                                                     (In thousands)
Revenues                                      $    380,995      $    378,957
Income before Provision for Income Taxes      $     15,547      $     18,953
Net Income                                    $     13,451      $     10,538

                            BALANCE SHEET INFORMATION


                                                  March 31,         December 31,
                                                    2003               2002
                                                 ------------       ------------
                                                 (Unaudited)
                                                          (In thousands)
Assets:
  Current Assets                                 $    695,395       $    709,730
  Noncurrent Assets                                 1,555,585          1,547,342
                                                 ------------       ------------


Total Assets                                     $  2,250,980       $  2,257,072
                                                 ------------       ------------

Liabilities:
  Current Liabilities                            $    525,251       $    551,228
  Noncurrent Liabilities(1)                         1,744,499          1,743,737
Stockholder's Deficit                                 (18,770)           (37,893)
                                                 ------------       ------------

Total Liabilities and Stockholder's Deficit      $  2,250,980       $  2,257,072
                                                 ------------       ------------

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

NOTE 10 - RISKS AND UNCERTAINTIES

During 2002, our Marine Construction Services segment experienced material losses totaling $149.3 million on its three EPIC spar projects: Medusa, Devils Tower and Front Runner. These contracts are first-of-a-kind as well as long term in nature. We have experienced schedule delays and cost overruns on these contracts that have adversely impacted our financial results. These projects continue to face significant issues. The remaining challenges to completing Medusa within its revised schedule and budget are finishing the topsides fabrication and the marine installation portion of the project. Our revised schedule requires installation activities during the second quarter of 2003. In our annual report on Form 10-K for the year ended December 31, 2002, we noted that the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower were attributable to remedial activities undertaken with regard to the paint application, and on March 21, 2003, we filed an action against the paint vendors for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. At this time, we believe the pile installation problem was caused or contributed to by soil conditions encountered at the pile installation locations which were different from the information we had been provided to design the piles and plan their installation. However, the precise cause or causes for this pile installation problem and the technical solution have yet to be determined. The ultimate resolution of this problem could result in further revision to the completion schedule for Devils Tower, and depending on the ultimate cause or causes of this problem, result in a significant decrease or increase in our exposure to liquidated damages for delay in completion of the overall project. The key issues for the Front Runner contract relate to subcontractors and liquidated damages due to schedule slippage either by JRM or one or more of the subcontractors. At March 31, 2003, we have provided for our estimated losses on these contracts. It is reasonably possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs, and these may continue to be significant in future periods.

NOTE 11 - LIQUIDITY

As a result of the B&W bankruptcy filing in February 2000, our access to the cash flows of B&W and its subsidiaries has been restricted. In addition, as discussed in Note 10, JRM has incurred substantial overruns on its three EPIC spar projects. We also have recently received credit downgrades. Accordingly, our access to additional financing beyond what we currently have available may be limited, particularly at JRM. Further, MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII's other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments. Given these issues, we have assessed our ability to continue as a viable business and have concluded that we can fund our operating activities and capital requirements. Management's plans with regards to these issues are as follows:

o B&W Chapter 11 Filing. Our ability to obtain a successful and timely resolution of the B&W Chapter 11 proceedings has impacted our access to, and sources of, capital. We believe the completion of the overall settlement outlined in Note 9 will alleviate the impact of this uncertainty.

o JRM's Negative Cash Flows Resulting from EPIC Spar Projects. Due primarily to the losses anticipated to be incurred on the three EPIC spar projects recorded during the year ended December 31, 2002, we expect JRM to experience negative cash flows during 2003. Completion of the EPIC spar projects has, and will continue to, put a strain on JRM's liquidity. JRM intends to fund its cash needs through borrowings on our credit facility, intercompany loans from MII and sales of nonstrategic assets, including certain marine vessels. In addition, under the terms of our new credit facility, JRM's letter of credit capacity was reduced from $200 million to $100 million. This reduction has not negatively impacted our ability to execute the contracts in our current backlog. However, it will likely limit JRM's ability to pursue projects from certain customers who require letters of credit as a condition of award. We are exploring other opportunities to improve our liquidity position, including better management of working capital through process improvements, negotiations with customers to relieve tight schedule requirements and to accelerate certain portions of cash collections, and alternative financing sources for letters of credit for JRM. In addition, we plan to refinance BWXT on a stand-alone basis, thereby freeing up additional letter of credit capacity for JRM and are currently in the process of evaluating terms and conditions with certain financial institutions. We also intend to seek a replacement credit facility for JRM prior to the scheduled expiration of our credit facility, in order to provide for increased letter of credit capacity. Our ability to obtain such a replacement facility will depend on numerous factors, including JRM's operating performance and overall market conditions. If JRM experiences additional significant contract costs on its EPIC spar projects as a result of unforeseen events, we may be unable to fund all of our budgeted capital expenditures and meet all of our funding requirements for our contractual commitments. In this instance, we would be required to defer certain capital expenditures, which in turn could result in curtailment of certain of our operating activities or, alternatively, require us to obtain additional sources of financing which may not be available to us or may be cost prohibitive.

o MI's Liquidity Issues. MI experienced negative cash flows in 2002, primarily due to payments of taxes resulting from the exercise of MI's rights under an intercompany agreement. MI expects to meet its cash needs in 2003 through intercompany borrowings from BWXT, which BWXT may fund through operating cash flows or borrowings under our new credit facility.

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

      o our future financial performance, including compliance with covenants in our credit facilities, availability, terms and deployment of capital;

      o     the continued availability of qualified personnel;

      o operating risks normally incident to offshore exploration, development and production operations;

      o our ability to replace or extend our current credit facility on or before April 30, 2004, given our results of operations in 2002 and our current credit rating;

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

      o social, political and economic situations in foreign countries where we do business, including among others, countries in the Middle East and Southeast Asia;

      o the possibilities of war, other armed conflicts or terrorist attacks;

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

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2002. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subjects of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

GENERAL

In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues.

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world's major hydrocarbon-producing regions. Our revenues from this segment reflect the variability associated with the timing of significant oil and gas development projects. We expect our Marine Construction Services segment's revenues to increase during 2003, primarily for deepwater projects and projects in the Azerbaijan sector of the Caspian Sea. We believe the oil and gas exploration and production industry will continue to migrate to deepwater projects. JRM's future success is heavily dependent on its ability to compete successfully in the deepwater market. While we expect our Marine Construction Services segment revenues to increase in 2003, our Gulf of Mexico marine operations will face challenges in 2003, due to an extremely competitive environment. We are in the process of performing a strategic analysis of our Gulf of Mexico marine business and plan to take a number of actions to improve our ability to compete in this market on a rational basis. These actions may include downsizing our operational support base, selling or disposing of some of our marine equipment and other cost cutting measures. These factors may have a significant impact on our anticipated Marine Construction Services segment income in future periods.

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

The results of operations of our Power Generation Systems segment include primarily the results of Babcock and Wilcox Volund ApS ("Volund"), which we sold to B&W on October 11, 2002.

As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and we have been presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the year ended December 31, 2002. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, at December 31, 2002, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings of $110 million, including related tax expense of $23.6 million. At March 31, 2003, we have updated our estimated cost of the settlement to reflect current conditions and recorded an aggregate reduction in the provision of $23.6 million, net of tax expense of $0.5 million, primarily due to a decrease in our stock price. See Note 9 to our condensed consolidated financial statements for details regarding this estimate and for further information regarding developments in negotiations relating to the B&W Chapter 11 proceedings.

As a result of our reorganization in 1982, which we completed through a transaction commonly referred to as an "inversion," our company is a corporation organized under the laws of the Republic of Panama. Recently, the U.S. House and Senate have considered legislation that would change the tax law applicable to corporations that have completed inversion transactions. We have engaged an independent consultant to undertake an analysis of the potential re-domestication of MII from Panama to the U.S. Additionally, we recently entered into an agreement with two of our shareholders pursuant to which management will sponsor and recommend a proposal for re-domestication in the proxy statement for a future annual meeting if the tax, costs and other considerations impacted by re-domestication are determined by our Board of Directors to be in the best interests of our shareholders. If that re-domestication is determined by our Board of Directors not to be in the best interests of our shareholders, pursuant to our agreement described above, our management will present the re-domestication proposal on the proxy but may recommend against it. The timing of any such management proposal is contingent upon the completion of the analysis by the independent consultant and the completion of the B&W reorganization proceedings.

For a summary of our accounting policies that we believe are important to an understanding of our financial statements, please refer to Item 7 included in
Part II of our annual report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

Marine Construction Services

Revenues increased 54% to $405.8 million. The increase was the result of increased activity on a fabrication and installation project offshore of India, fabrication of FPSO topsides and fabrication of wellhead platforms in Southeast Asia, a pipeline contract in Southeast Asia, topsides fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea and a topsides fabrication contract at our Morgan City fabrication facility.

These increases were partially offset by reduced activity on a fabrication and installation project in Southeast Asia and other Gulf of Mexico projects.

Segment operating income, which is before equity in income from investees, improved $28 million from a loss of $10.2 million to income of $17.8 million, primarily due to improved margins from customer accepted change orders on a deck fabrication project in the Middle East for the West African market, topsides fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea, higher volumes from fabrication of FPSO topsides in Southeast Asia and a topsides fabrication contract at our Morgan City fabrication facility. In addition, in the quarter ended March 31, 2002, we recorded losses on the first EPIC spar project and other Gulf of Mexico projects. Lower activity from a fabrication and installation project in Southeast Asia partially offset these improvements.

Equity in income from investees decreased $1.3 million to $0.3 million, primarily due to an international joint venture now being accounted for on the cost method.

Government Operations

Revenues decreased $4.1 million to $117.7 million, primarily due to lower volumes from our management and operating contract at the U.S. Government-owned facility in Miamisburg, Ohio. We are no longer the prime contractor but are now a subcontractor for this site and record only our fee in revenues rather than the full revenues from the contract. In addition, we had lower revenues from contract research activities and other government operations. Higher volumes from the manufacture of nuclear components for certain U.S. Government programs partially offset these decreases.

Segment operating income, which is before equity in income from investees, increased $4.2 million to $16.1 million, primarily due to higher volumes from the manufacture of nuclear components for certain U.S. Government programs resulting from higher earned engineering hours and higher margins from the management and operating contracts for U.S. Government-owned facilities including favorable resolution of a contract dispute. In addition, we reduced spending on fuel cell research and development projects. However, we received an insurance settlement relating to environmental restoration costs in the prior year. In addition, we had lower volumes and margins from other government operations.

Equity in income from investees increased $1.4 million to $7.4 million, primarily due to improved operating results from our joint ventures operating in Idaho, Texas and Tennessee. The Department of Energy has recently announced that the contract to manage the Idaho National Engineering and Environmental Laboratory will be re-bid as of October 1, 2004. We plan to participate in the re-bid process for this site.

Corporate

Corporate expenses increased $15.7 million to $26.4 million, primarily due to higher qualified pension plan expenses as a result of changes in our discount rate and plan asset performance.

Other Income Statement Items

Interest income decreased $2.5 million to $1 million, primarily due to decreases in investments and prevailing interest rates.

Interest expense decreased $3.5 million to $3.7 million, primarily due to the repayment of MI's remaining 9.375% Notes due March 15, 2002.

Other-net income decreased $0.8 million, primarily due to foreign currency transaction losses.

We recorded income of $3.7 million as the cumulative effect of an accounting change, which is net of tax expense of $2.2 million, as a result of our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." See Note 4 to our condensed consolidated financial statements for further information.

For the three months ended March 31, 2003, the $24.1 million of income from the reduction in the estimated cost of the B&W bankruptcy settlement had little associated tax expense. In addition, for the three months ended March 31, 2003, we increased our valuation allowance for the realization of deferred tax assets by $2.4 million to $217.2 million. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

Backlog


                                    3/31/03            12/31/02
                                  ------------      ------------
                                           (Unaudited)
                                         (In thousands)
Marine Construction Services      $  2,049,698      $  2,113,558
Government Operations                1,589,093         1,680,559
                                  ------------      ------------
   TOTAL BACKLOG                  $  3,638,791      $  3,794,117
                                  ============      ============

At March 31, 2003, our Marine Construction Services' backlog included $281.2 million related to uncompleted work on our three EPIC spar projects and $257 million related to other contracts in loss positions.

At March 31, 2003, our Government Operations' backlog with the U. S. Government was $1.5 billion, of which $258.4 million had not been funded.

Liquidity and Capital Resources

On February 11, 2003, we entered into definitive agreements with a group of lenders for a new credit facility (the "New Credit Facility") to replace our previous facilities, which consisted of a $100 million credit facility for

MII and BWXT (the "MII Credit Facility") and a $200 million credit facility for JRM and its subsidiaries that were scheduled to expire on February 21, 2003. The New Credit Facility initially provides for borrowings and issuances of letters of credit in an aggregate amount of up to $180 million, with certain sublimits on the amounts available to JRM and BWXT. On May 13, 2003, the maximum amount available under the New Credit Facility will be reduced to $166.5 million. The obligations under the New Credit Facility are (1) guaranteed by MII and various subsidiaries of JRM and (2) collateralized by all our capital stock in MI, JRM and certain subsidiaries of JRM and substantially all the JRM assets and various intercompany promissory notes. The New Credit Facility requires us to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require us to maintain a minimum amount of cumulative earnings before taxes, depreciation and amortization; a minimum fixed charge coverage ratio; a minimum level of tangible net worth (for MII as a whole, as well as for JRM and BWXT separately); and a minimum variance on expected costs to complete the Front Runner EPIC spar project. In addition, we must provide as additional collateral 50% of any net after-tax proceeds from significant asset sales. The New Credit Facility is scheduled to expire on April 30, 2004.

Proceeds from the New Credit Facility may be used by JRM and BWXT, with sublimits for JRM of $100 million for letters of credit and $10 million for cash advances and for BWXT of $60 million for letters of credit and $50 million for cash advances. At May 1, 2003, we had $10.9 million in cash advances and $107.6 million in letters of credit outstanding under this facility. Pricing for cash advances under the New Credit Facility is prime plus 4% or Libor plus 5% for JRM and prime plus 3% or Libor plus 4% for BWXT. Commitment fees are charged at the rate of 0.75 of 1% per annum on the unused working capital commitment, payable quarterly.

The MII Credit Facility was canceled resulting in the release of $107.8 million in cash collateral that has been used, together with an additional $10 million of cash, to provide JRM and BWXT with intercompany loans in the amount of $90 million and $25 million, respectively. JRM and BWXT are using the proceeds of those intercompany loans for working capital needs and general corporate purposes.

During 2002, JRM experienced material losses totaling $149.3 million on its three EPIC spar projects: Medusa, Devils Tower and Front Runner. These contracts are first-of-a-kind as well as long term in nature. We have experienced schedule delays and cost overruns on these contracts that have adversely impacted our financial results. These projects continue to face significant issues. The remaining challenges to completing Medusa within its revised schedule and budget are finishing the topsides fabrication and the marine installation portion of the project. Our revised schedule requires installation activities during the second quarter of 2003. In our annual report on Form 10-K for the year ended December 31, 2002, we noted that the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower were attributable to remedial activities undertaken with regard to the paint application, and on March 21, 2003, we filed an action against the paint vendors for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. At this time, we believe the pile installation problem was caused or contributed to by soil conditions encountered at the pile installation locations which were different from the information that we had been provided to design the piles and plan their installation. However, the precise cause or causes for this pile installation problem and the technical solution have yet to be determined. The ultimate resolution of this problem could result in further revision to the completion schedule for Devils Tower, and depending on the ultimate cause or causes of the problem, result in a significant decrease or increase in our exposure to liquidated damages for delay in completion of the overall project. The key issues for the Front Runner contract relate to subcontractors and liquidated damages due to schedule slippage either by JRM or one or more of the subcontractors. At March 31, 2003, we have provided for our estimated losses on these contracts. Although we continually strive to improve our ability to estimate our contract costs associated with these projects, it is reasonably possible that current estimates could change and adjustments to overall contract costs may continue to be significant in future periods.

Due primarily to the losses incurred on the three EPIC spar projects, we expect JRM to experience negative cash flows during 2003. Completion of the EPIC spar projects has and will continue to put a strain on JRM's liquidity. JRM intends to fund its cash needs through borrowings on the New Credit Facility, intercompany loans from MII and sales of nonstrategic assets, including certain marine vessels. In addition, under the terms of the New Credit Facility, JRM's letter of credit capacity was reduced from $200 million to $100 million. This reduction has not negatively impacted our ability to execute the contracts in our current backlog. However, it will likely limit JRM's ability to pursue projects from certain customers who require letters of credit as a condition of award. We are exploring other opportunities to improve our liquidity position, including better management of working capital through process improvements, negotiations with customers to relieve tight schedule requirements and to accelerate certain portions of cash collections, and alternative financing sources for letters of credit for JRM. In addition, we plan to refinance BWXT on a stand-alone basis, thereby freeing up additional letter of credit capacity for JRM and are currently in the process of evaluating terms and conditions with certain financial institutions. We also intend to seek a replacement credit facility for JRM prior to the scheduled expiration of the New Credit Facility, in order to provide for increased letter of credit capacity. Our ability to obtain such a replacement facility will depend on numerous factors, including JRM's operating performance and overall market conditions. If JRM experiences additional significant contract costs on the EPIC spar projects as a result of unforeseen events, we may be unable to fund all our budgeted capital expenditures and meet all of our funding requirements for our contractual commitments. In this instance, we would be required to defer certain capital expenditures, which in turn could result in curtailment of certain of our operating activities or, alternatively, require us to obtain additional sources of financing which may not be available to us or may be cost prohibitive.

MI experienced negative cash flows in 2002, primarily due to payments of taxes resulting from the exercise of MI's rights under an intercompany agreement. MI expects to meet its cash needs in 2003 through intercompany borrowings from BWXT, which BWXT may fund through operating cash flows or borrowings under the New Credit Facility. MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII's other subsidiaries through cash dividends or through unsecured loans or investments.

On a consolidated basis, we incurred negative cash flows for the first quarter and expect to incur negative cash flows in the next two quarters of 2003. In addition, in March 2003, Moody's Investor Service lowered MI's credit rating from B2 to B3. In April 2003, Standard and Poor's also lowered our corporate credit rating from B to CCC+ and our senior debt rating from B to CCC-. These factors may further impact our access to capital and our ability to refinance the New Credit Facility, which is scheduled to expire in April 2004. Our current credit rating and operating performance in 2002 could limit our alternatives and ability to refinance the New Credit Facility.

At March 31, 2003 and December 31, 2002, we had available various uncommitted short-term lines of credit from banks totaling $10.2 million. We had no borrowings against these lines at March 31, 2003 or December 31, 2002.

At March 31, 2003, we had total cash, cash equivalents and investments of $242.6 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid debt securities. The fair value of our investments at March 31, 2003 was $62 million. As of March 31, 2003, we had pledged approximately $46.4 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

At May 1, 2003, our liquidity position was as follows (in millions):


                                                       JRM                 MI              Other           Consolidated
                                                   ------------       ------------      ------------       ------------
Cash, cash equivalents and investments             $        134       $         --      $        108       $        242
Less: Pledged securities                                     --                 --               (41)               (41)
      Captive insurer requirements                          (15)                --               (49)               (64)
      Restricted foreign cash                                (8)                --                (1)                (9)

Total free cash available                                   111                 --                17                128
Amount available under New Credit Facility(1)                10                 39                --                 49
                                                   ------------       ------------      ------------       ------------
Total available liquidity                          $        121       $         39      $         17       $        177
                                                   ------------       ------------      ------------       ------------

(1) Reflects amount available for cash advances. We had an additional $13 million in letter of credit capacity.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W had no borrowings outstanding under this facility at March 31, 2003 or December 31, 2002. Letters of credit outstanding under the DIP Credit Facility at March 31, 2003 totaled approximately $169.7 million. This facility, which was scheduled to expire on February 22, 2003, has been amended and extended to February 22, 2004, with an additional one-year extension at the option of B&W. The amendment also provides for a reduction of the facility from $300 million to $227.75 million. See Note 9 to our condensed consolidated financial statements for further information on the DIP Credit Facility.

At March 31, 2003, MII was a maker or guarantor on $8.8 million of letters of credit issued in connection with B&W's operations prior to B&W's Chapter 11 filing. In addition, MII, MI and BWICO have agreed to indemnify B&W for any customer draw on $53 million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W's Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, MII, MI and BWICO do not currently have sufficient cash or other liquid resources available, either individually or combined, to satisfy their primary, guaranty or indemnity obligations relating to letters of credit issued in connection with B&W's operations should customer draws occur on a significant amount of these letters of credit. In addition, as of March 31, 2003, MII guaranteed surety bonds of approximately $118.4 million, of which $105 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bond guarantee obligations. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

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

As discussed in Note 9 to our condensed consolidated financial statements, we are continuing our discussions with the ACC and FCR concerning a potential settlement. On December 19, 2002, B&W and its filing subsidiaries, the ACC, the FCR, and MI filed drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement. On March 28, 2003, the parties filed amended drafts of the joint plan or reorganization and the disclosure statement, which, along with related documents, include the following key terms:

      o MII would effectively assign all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

      o MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trust.

      o MII would issue 4.75 million shares of restricted common stock and cause those shares to be transferred to the trust. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trust would also be subject to an MII right of first refusal. If any of the shares issued to the trust are still held by the trust after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elects to issue shares to satisfy this guaranty obligation, it would not be required to issue more than 12.5 million shares.

      o MI would issue promissory notes to the trust in an aggregate principal amount of $92 million. The notes would be unsecured obligations and would provide for payments of principal of $8.4 million per year to be payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would be guaranteed by MII.

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

      o The settlement would be conditioned on the approval by MII's Board of Directors and stockholders of the terms of the settlement outlined above.

As the settlement discussions proceed, we expect that some of the court proceedings in or relating to the B&W Chapter 11 case will continue and that the parties will continue to maintain their previously asserted positions. The parties filed a second amended disclosure statement on May 5, 2003, that, among other things, updated the status of the negotiations, and a disclosure statement hearing is scheduled for May 8, 2003. Following that hearing, the Bankruptcy Court will schedule further proceedings concerning this matter. The process of finalizing and implementing the settlement could take up to a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

Based on developments in the settlement negotiations through December 31, 2002, we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, at December 31, 2002, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings of $110 million, including tax expense of $23.6 million. At March 31, 2003, we have updated our estimated cost of the settlement to reflect current conditions and recorded an aggregate reduction in the provision of $23.6 million, net of tax expense of $0.5 million, primarily due to a decrease in our stock price. For details regarding this estimate, see Note 9 to our consolidated financial statements.

Despite our progress in our settlement discussions, there are continuing risks and uncertainties that will remain with us until the requisite approvals are obtained and the final settlement is reflected in a plan of reorganization that is confirmed by the Bankruptcy Court pursuant to a final, nonappealable order of confirmation. One of the remaining issues to be resolved as negotiations relating to the B&W Chapter 11 proceedings continue relates to the proposed spin-off of the MI/B&W pension plan. In our judgment, it has become probable pending continuing negotiations that we will spin off the portion of MI's qualified pension plan related to the active and retired employees of B&W as part of a final settlement. If we effect such a spin-off, we will be required to recognize any curtailment and settlement gains or losses associated with the spin-off at the time we effect the spin-off. Curtailment and settlement gains or losses are determined based on actuarial calculations as of the date of the spin-off. As disclosed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2002, based on data provided by our actuary, if this anticipated spin-off had occurred at December 31, 2002, we would have recorded curtailment and settlement losses through a charge to earnings totaling $117 million, with no associated tax benefits. In addition, based on data provided by our actuary at December 31, 2002, we would have also recorded a reduction in our charge to Other Comprehensive Income for recognition of our minimum pension liability totaling approximately $226 million. If we had recorded these items at December 31, 2002, our Stockholders' Deficit would have improved by approximately $109 million. We anticipate that the spin-off will occur in 2003. We will record the effect of the spin-off based on actuarial calculations as of the date of the spin-off, which could be materially different from the effect described in this paragraph that we would have recorded if the spin-off had occurred at December 31, 2002.

Members of the U.S. Congress are currently discussing legislative proposals with regard to a national resolution of all asbestos-related litigation in the United States. We cannot estimate the impact on the proposed settlement, if any, of such legislative proposals.

See Note 1 to the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2002.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 6 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item. In addition, see Note 9 to the condensed consolidated financial statements included in this report regarding B&W's potential liability for nonemployee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000, which we incorporate by reference into this Item.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 3.1*- McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

          Exhibit 3.2* - McDermott International, Inc.'s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08430)).

          Exhibit 3.3*- Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to
          Exhibit 3.1 to McDermott International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

          Exhibit 4.1* - Omnibus Credit Agreement dated as of February 10, 2003 among J. Ray McDermott, S.A., J. Ray McDermott Holdings, Inc., J. Ray McDermott, Inc. and BWX Technologies, Inc., as borrowers, McDermott International, Inc., as parent guarantor, the initial lenders and initial issuing banks named therein, Citicorp USA, Inc., as administrative agent and collateral agent, Salomon Smith Barney Inc., as lead arranger and book runner, The Bank of Nova Scotia, as documentation agent, and Credit Lyonnais New York Branch, as syndication agent (incorporated by reference to Exhibit 4.2 of

          McDermott International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08430)).

          Exhibit 4.2* - Security Agreement dated February 10, 2003 from the grantors referred to therein to Citicorp USA, Inc., as collateral agent (incorporated by reference to Exhibit 4.3 of McDermott International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08430)).

          Exhibit 4.3* - Form of Subsidiary Guarantee related to the Omnibus Credit Agreement (incorporated by reference to Exhibit 4.4 of McDermott International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08430)).

     (b)  Reports on Form 8-K

          On February 12, 2003, we filed a current report on Form 8-K dated February 11, 2003, reporting under Item 5 - Other Events that we had issued a press release in which we announced that we had entered into definitive agreements with our lenders providing for a new credit facility to replace existing credit facilities, which were scheduled to expire on February 21, 2003.

          On February 27, 2003, we filed a current report on Form 8-K dated February 27, 2003, reporting under Item 5 - Other Events that one of our subsidiaries, J. Ray McDermott, S.A., had named a new president and chief operating officer effective March 1, 2003.

          On March 25, 2003, we filed a current report on Form 8-K dated March 25, 2003, reporting under Item 5 - Other Events that we had announced our results for the fourth quarter of 2002 and guidance for 2003.

----------

   * Incorporated by reference to the filing indicated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             McDERMOTT INTERNATIONAL, INC.


                                             /s/ Francis S. Kalman
                                             -----------------------------------

                                      By:    Francis S. Kalman
                                             Executive Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer
                                             and Duly Authorized Representative)

May 6, 2003

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


May 6, 2003


                                              /s/ Bruce W. Wilkinson
                                              ----------------------------------
                                              Bruce W. Wilkinson
                                              Chief Executive Officer

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


May 6, 2003

                                                /s/ Francis S. Kalman
                                                --------------------------------
                                                Francis S. Kalman
                                                Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit             Description
-------             -----------

   3.1* McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott
               International, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

   3.2*        McDermott International, Inc.'s Amended and Restated By-Laws
               (incorporated by reference to Exhibit 3.2 to McDermott
               International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08430)).

   3.3*        Amended and Restated Certificate of Designation of Series D
               Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.'s Quarterly
               Report on Form 10-Q for the quarter ended September 30, 2001
               (File No. 1-08430)).

   4.1*        Omnibus Credit Agreement dated as of February 10, 2003 among
               J. Ray McDermott, S.A., J. Ray McDermott Holdings, Inc., J. Ray
               McDermott, Inc. and BWX Technologies, Inc., as borrowers,
               McDermott International, Inc., as parent guarantor, the initial lenders and initial issuing banks named therein, Citicorp USA, Inc., as administrative agent and collateral agent, Salomon Smith
               Barney Inc., as lead arranger and book runner, The Bank of Nova
               Scotia, as documentation agent, and Credit Lyonnais New York
               Branch, as syndication agent (incorporated by reference to Exhibit 4.2 of McDermott International, Inc.'s Annual Report on
               Form 10-K for the year ended December 31, 2002 (File No.
               1-08430)).

   4.2* Security Agreement dated February 10, 2003 from the grantors referred to therein to Citicorp USA, Inc., as collateral agent
               (incorporated by reference to Exhibit 4.3 of McDermott
               International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08430)).

   4.3*        Form of Subsidiary Guarantee related to the Omnibus Credit
               Agreement (incorporated by reference to Exhibit 4.4 of McDermott
               International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08430)).

----------
 * Incorporated by reference to the filing indicated.