Form 10-Q
period 2003-06-30
MCDERMOTT INTERNATIONAL INC
filed 2003-08-12
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-8430

McDERMOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

REPUBLIC OF PANAMA	72-0593134

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1450 Poydras Street, New Orleans, Louisiana	70112-6050

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (504) 587-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒       No ☐

The number of shares of the registrant’s common stock outstanding at July 30, 2003 was 65,704,143.

McDERMOTT INTERNATIONAL, INC.

INDEX — FORM 10-Q

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$181,465	$174,341
Investments	—	108,269
Accounts receivable — trade, net	243,066	191,672
Accounts receivable from The Babcock & Wilcox Company	5,798	12,273
Accounts receivable — unconsolidated affiliates	12,321	17,695
Accounts receivable — other	30,429	63,270
Contracts in progress	94,051	147,336
Deferred income taxes	2,241	3,350
Other current assets	56,933	45,403

Total Current Assets	626,304	763,609

Property, Plant and Equipment	1,259,446	1,238,447
Less accumulated depreciation	903,410	885,051

Net Property, Plant and Equipment	356,036	353,396

Investments in Debt Securities	47,089	64,958

Goodwill	12,926	12,926

Prepaid Pension Costs	19,083	19,311

Other Assets	78,172	63,971

TOTAL	$1,139,610	$1,278,171

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$6,221	$55,577
Accounts payable	171,036	163,811
Accounts payable to The Babcock & Wilcox Company	32,792	32,379
Accrued employee benefits	55,985	60,896
Accrued liabilities — other	155,690	190,844
Accrued contract costs	37,713	53,335
Advance billings on contracts	243,805	329,031
U.S. and foreign income taxes payable	22,967	31,176

Total Current Liabilities	726,209	917,049

Long-Term Debt	85,857	86,104

Accumulated Postretirement Benefit Obligation	26,374	26,898

Self-Insurance	82,978	71,918

Pension Liability	429,012	392,072

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	101,701	86,377

Other Liabilities	120,489	114,510

Commitments and Contingencies
Stockholders’ Deficit:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 67,684,756 at June 30, 2003 and 66,351,478 at December 31, 2002	67,685	66,351
Capital in excess of par value	1,099,303	1,093,428
Accumulated deficit	(1,051,624)	(1,027,318)
Treasury stock at cost, 2,061,407 shares at June 30, 2003 and at December 31, 2002	(62,792)	(62,792)
Accumulated other comprehensive loss	(485,582)	(486,426)

Total Stockholders’ Deficit	(433,010)	(416,757)

TOTAL	$1,139,610	$1,278,171

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

		(Unaudited)
	(In thousands, except per share amounts)
Revenues	$595,475	$462,562	$1,108,212	$860,486

Costs and Expenses:
Cost of operations	578,578	439,421	1,044,085	804,531
Loss on write-off of investment in The Babcock & Wilcox Company	—	224,664	—	224,664
Selling, general and administrative expenses	36,052	38,239	77,235	79,898

	614,630	702,324	1,121,320	1,109,093

Equity in Income of Investees	5,237	2,418	13,125	9,952

Operating Income (Loss)	(13,918)	(237,344)	17	(238,655)

Other Income (Expense):
Interest income	909	1,858	1,889	5,337
Interest expense	(4,171)	(2,368)	(7,830)	(9,533)
Increase in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	(39,395)	—	(15,324)	—
Other-net	652	(878)	1,987	1,410

	(42,005)	(1,388)	(19,278)	(2,786)

Loss from Continuing Operations before Provision for (Benefit from) Income Taxes and Cumulative Effect of Accounting Change	(55,923)	(238,732)	(19,261)	(241,441)
Provision for (Benefit from) Income Taxes	4,624	(3,327)	11,661	(5,392)

Loss from Continuing Operations before Cumulative Effect of Accounting Change	(60,547)	(235,405)	(30,922)	(236,049)
Income from Discontinued Operations	695	1,189	2,906	1,240

Loss before Cumulative Effect of Accounting Change	(59,852)	(234,216)	(28,016)	(234,809)
Cumulative Effect of Accounting Change	—	—	3,710	—

Net Loss	$(59,852)	$(234,216)	$(24,306)	$(234,809)

Earnings (Loss) per Common Share:
Basic and Diluted
Loss from Continuing Operations before Cumulative Effect of Accounting Change	$(0.95)	$(3.82)	$(0.49)	$(3.85)
Income from Discontinued Operations	$0.01	$0.02	$0.05	$0.02
Cumulative Effect of Accounting Change	$—	$—	$0.06	$—
Net Loss	$(0.94)	$(3.80)	$(0.38)	$(3.83)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

		(Unaudited)
		(In thousands)
Net Loss	$(59,852)	$(234,216)	$(24,306)	$(234,809)

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	952	1,020	1,258	527
Reclassification adjustment for impairments of investments	—	18,435	—	18,435
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains on derivative financial instruments	355	2,732	577	3,924
Reclassification adjustment for gains included in net income	(399)	(541)	(401)	(349)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	(62)	543	(191)	31
Reclassification adjustment for gains included in net income	(31)	—	(399)	(915)

Other Comprehensive Income	815	22,189	844	21,653

Comprehensive Loss	$(59,037)	$(212,027)	$(23,462)	$(213,156)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2003	2002

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(24,306)	$(234,809)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,177	19,690
Income or loss of investees, less dividends	(310)	(4,988)
Loss (gain) on asset disposals and impairments — net	(2,089)	139
Provision for (benefit from) deferred taxes	(2,233)	5,996
Increase in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	15,324	—
Loss on write-off of investment in The Babcock & Wilcox Company	—	224,664
Cumulative effect of accounting change	(3,710)	—
Other	3,293	8,428
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(8,049)	(60,821)
Net contracts in progress and advance billings	(31,781)	60,844
Accounts payable	7,401	41,179
Accrued and other current liabilities	(49,576)	112
Income taxes	(11,840)	(82,445)
Other, net	33,172	1,164

NET CASH USED IN OPERATING ACTIVITIES	(53,527)	(20,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,727)	(26,357)
Purchases of available-for-sale securities	(232,364)	(841,448)
Sales of available-for-sale securities	131,241	737,869
Maturities of available-for-sale securities	227,493	259,814
Proceeds from asset disposals	2,377	269
Other	(399)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	107,621	130,147

CONTINUED

	Six Months Ended
	June 30,
	2003	2002

	(Unaudited)
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	$(9,500)	$(208,387)
Increase (decrease) in short-term borrowing	(39,875)	22
Issuance of common stock	271	1,119
Other	2,140	(171)

NET CASH USED IN FINANCING ACTIVITIES	(46,964)	(207,417)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(6)	52

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,124	(98,065)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,341	196,912

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$181,465	$98,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$7,725	$15,156
Income taxes — net	$3,124	$64,068

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three- and six-month periods ended June 30, 2003. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

McDermott International, Inc., a Panamanian corporation (“MII”), is the parent company of the McDermott group of companies, which includes:

•	J. Ray McDermott, S.A., a Panamanian subsidiary of MII (“JRM”), and its consolidated subsidiaries;

•	McDermott Incorporated, a Delaware subsidiary of MII (“MI”), and its consolidated subsidiaries;

•	Babcock & Wilcox Investment Company, a Delaware subsidiary of MI (“BWICO”);

•	BWX Technologies, Inc., a Delaware subsidiary of BWICO (“BWXT”), and its consolidated subsidiaries; and

•	The Babcock & Wilcox Company, an unconsolidated Delaware subsidiary of BWICO (“B&W”).

Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in MII’s annual report on Form 10-K for the year ended December 31, 2002.

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

Due to the bankruptcy filing, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our condensed consolidated financial statements, and we account for our investment in B&W on the cost method. During the three months ended June 30, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the proposed settlement of the B&W bankruptcy proceedings of $110 million, including tax expense of $23.6 million. At June 30, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the six months ended June 30, 2003 we recorded an aggregate increase in the provision of $16.4 million, including associated tax expense of $1.1 million, primarily due to an increase in our stock price. See Note 9 for information regarding recent developments in negotiations relating to the B&W Chapter 11 proceedings.

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. As a result of the adoption of SFAS No. 143, we recorded income of approximately $3.7 million as the cumulative effect of an accounting change, which is net of tax expense of $2.2 million. See Note 4 to our condensed consolidated financial statements for disclosures relating to our asset retirement obligations.

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” It also rescinds SFAS No.

44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases.” In addition, it amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 as of January 1, 2003, and reclassified the extraordinary gain on extinguishment of debt we recorded in the six months ended June 30, 2002, because (as a result of the change in accounting principles) it no longer meets the criteria for classification as an extraordinary item. We reclassified the gain of $0.5 million to other-net and the associated taxes of $0.2 million to the provision for income taxes.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Effective January 1, 2003, we adopted the initial recognition and measurement provisions of this Interpretation on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of this Interpretation did not have a material effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”) that either do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For a variable interest in a VIE acquired before February 1, 2003, we will adopt FIN 46 as of July 1, 2003. We do not have any entities that require new consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument within its scope to be classified as a liability. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will have no material effect on our consolidated financial position or results of operations. Any future impact will depend on whether we enter into financial instruments within its scope.

NOTE 2 — STOCK-BASED COMPENSATION

We have several stock-based employee compensation plans. We account for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

		(Unaudited)
	(In thousands, except per share data)
Net loss, as reported	$(59,852)	$(234,216)	$(24,306)	$(234,809)
Add back: stock-based compensation cost included in net loss, net of related tax effects	634	(174)	1,355	2,989
Deduct: total stock-based compensation cost determined under fair-value-based method, net of related tax effects	(2,034)	(3,121)	(4,311)	(6,306)

Pro forma net loss	$(61,252)	$(237,511)	$(27,262)	$(238,126)

Loss per share:
Basic and diluted, as reported	$(0.94)	$(3.80)	$(0.38)	$(3.83)
Basic and diluted, pro forma	$(0.96)	$(3.85)	$(0.43)	$(3.88)

NOTE 3 — DISCONTINUED OPERATIONS

At June 30, 2003, we have classified our subsidiary Menck GmbH (“Menck”), a component of our Marine Construction Services segment, as an asset held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, for the three and six months ended June 30, 2003, we have reported the results of operations for Menck in discontinued operations. The condensed consolidated statements of loss for the three and six months ended June 30, 2002 have been restated for consistency to reflect the current year treatment of Menck as a discontinued operation. We expect to sell Menck by September 30, 2003.

At June 30, 2002, we classified our subsidiary Hudson Products Corporation (“HPC”) as an asset held for sale, and accordingly, for the three and six months ended June 30, 2002, we reported the results of operations for HPC in discontinued operations. We completed the sale of HPC on July 10, 2002.

Condensed financial information for our discontinued operations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

		(Unaudited)
		(In thousands)
Revenues	$5,849	$17,127	$16,591	$34,460
Income before Provision for Income Taxes	$869	$1,545	$3,350	$1,941

We have reported the assets and liabilities of Menck in our condensed consolidated balance sheets as held for sale, as follows:

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
Other current assets	$25,584	$19,745
Other current liabilities	$6,741	$6,480

NOTE 4 — ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” and recorded income of approximately $3.7 million as the cumulative effect of an accounting change, which is net of tax expense of $2.2 million. Prior to our adoption of SFAS No. 143, we accrued the estimated cost of remediation activities over the economic life of the related assets, and our accrued liabilities at December 31, 2002 totaled approximately $4.6 million more than the asset retirement obligations measured at January 1, 2003 under the provisions of SFAS No. 143. In addition, as of January 1, 2003, we recorded additions to property, plant and equipment totaling $1.3 million under the provisions of SFAS No. 143.

Substantially all of our asset retirement obligations relate to the remediation of our Nuclear Analytical Laboratory in our Government Operations segment. The following table reflects actual and pro forma information for our asset retirement obligations:

	Six months ended	Year Ended
	June 30,	December 31,
	2003	2002

		(pro forma)
	(Unaudited)
	(In thousands)
Balance at beginning of period	$6,423	$5,784
Accretion expense	355	639

Balance at end of period	$6,778	$6,423

NOTE 5 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ deficit are as follows:

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$(29,401)	$(30,659)
Net Unrealized Gain on Investments	85	675
Net Unrealized Gain on Derivative Financial Instruments	1,260	1,084
Minimum Pension Liability	(457,526)	(457,526)

Accumulated Other Comprehensive Loss	$(485,582)	$(486,426)

NOTE 6 — INVESTIGATIONS AND LITIGATION

In June 1998, Shell Offshore, Inc. and several related entities filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (the “Shell Litigation”). As detailed in our annual report on Form 10-K for the year ended December 31, 2002, various other parties intervened as plaintiffs in the Shell Litigation and we had executed settlement agreements with many of them. In April 2003, we agreed to a settlement in principle with Amerada Hess Corporation. In June 2003, the court issued a dismissal of the Amerada Hess Corporation litigation against us. We have recently executed a settlement agreement with Shell and will be filing for a dismissal in due course.

In December 1998, a subsidiary of JRM (the “Operator Subsidiary”) was in the process of installing the south deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. (“Texaco”) when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. This lawsuit was filed in the U. S. District Court for the Eastern District of Louisiana against a number of parties, some of which brought third-party claims against the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel that attempted the lift of the deck module (the “Owner Subsidiary”). Both the Owner Subsidiary and the Operator Subsidiary were subsequently tendered as direct defendants to Texaco. In addition to Texaco’s claims in the federal court action, damages for the loss of the south deck module have been sought by Texaco’s builder’s risk insurers in claims against the Owner Subsidiary and the other defendants, excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder’s risk insurers in the federal court proceeding approximate $280 million. Texaco’s federal court claims against the Operator Subsidiary were stayed in favor of a pending binding arbitration proceeding between them required by contract, which the Operator Subsidiary initiated to collect $23 million due for work performed under the contract, and in which Texaco also sought the same consequential damages and uninsured losses as it seeks in the federal court action, and also seeks approximately $2 million in other damages not sought in the federal court action. The federal court trial, on the issue of liability only, commenced in October 2001. On March 27, 2002, the Court orally found that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco. On May 6, 2002, the Owner Subsidiary filed a notice of appeal of the April 5, 2002 order, which appeal it subsequently withdrew without prejudice for technical reasons. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary’s similar motion for dismissal against Texaco’s builder’s risk underwriters. No final judgment has yet been entered in the district court proceeding from which an appeal could be taken. The trial in the binding arbitration proceeding commenced on January 13, 2003, proceeded on various intermittent dates thereafter, and is presently scheduled for additional dates to conclude in December 2003, with closing arguments to be held in January 2004. We plan to vigorously pursue the arbitration proceeding and any appeals process, if necessary, in the federal court action, and we do not believe that a material loss with respect to these matters is likely. In addition, we believe our insurance will provide coverage for the builder’s risk and consequential damage claims in the event of liability. However, the ultimate outcome of these proceedings is uncertain, and an adverse ruling in either the arbitration, any appeal of the district court proceeding or any bonding requirements applicable to any appeal from an adverse ruling, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

In early April 2001, a group of insurers that includes certain underwriters at Lloyd’s and Turegum Insurance Company (the “Plaintiff Insurers”) who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W’s excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they had entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. The Plaintiff Insurers also allege that MII and B&W have wrongfully attempted to expand the underwriters’ obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in vacating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers, which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W’s rights and the obligations of the Plaintiff Insurers and other insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the District Court seeking dismissal of the Plaintiff Insurers’ claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued January 4, 2002, the District Court granted MII’s and B&W’s motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers’ claims lacked a factual or legal basis. We believe this ruling reflects the extent of the underwriter’s contractual obligations and underscores that this coverage is available to settle B&W’s asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were

B&W’s counterclaims against the Plaintiff Insurers and against other insurers. The parties agreed to dismiss without prejudice those of B&W’s counterclaims seeking a declaratory judgment regarding the parties’ respective rights and obligations under the settlement agreement. B&W’s counterclaim seeking a money judgment for approximately $6.5 million due and owing by insurers under the settlement agreement remains pending. A trial of this counterclaim is not currently scheduled but will likely be set to be held in the latter part of 2003. The parties have reached a preliminary agreement in principle to settle B&W’s counterclaim for in excess of the claimed amounts, and approximately $4.3 million has been received to date from the insurers, subject to reimbursement in the event a final settlement agreement is not reached. Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. At this point, the Plaintiff Insurers have not indicated whether they intend to pursue an appeal.

On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, “Travelers”) filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called “non-products” asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court, and the Asbestos Claimants Committee (the “ACC”) and the Future Claimants Representative (the “FCR”) have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers’ complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos “non-products” liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers’ duties and obligations with respect to coverage for B&W’s asbestos liabilities. The Court has bifurcated the case into two phases, with Phase I addressing the issue of whether previous agreements between the parties serve to release Travelers from any coverage responsibility for asbestos “non-products” claims. On August 14, 2002, the Court granted B&W’s and MII’s motion for leave to file an amended answer and counterclaims, adding additional counterclaims against Travelers. Discovery was completed in September 2002 and the parties filed cross-motions for summary judgment, which were heard on February 26, 2003. We are awaiting the Court’s ruling on these motions. No trial date has been scheduled.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding in the U.S. Bankruptcy Court for the Eastern District of Louisiana against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W’s cancellation of a $313 million note receivable and B&W’s transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W’s claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceeding to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W’s solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the Bankruptcy Court found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and the FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and the FCR that we believe are resolved by the February 8, 2002 ruling. By Order and Judgment dated April 17, 2002, the Bankruptcy Court granted this motion and dismissed all claims asserted in complaints filed by the ACC and the FCR regarding the 1998 transfer of certain assets from B&W to its parent, and dismissed the proceeding with prejudice. On April 26, 2002, the ACC and the FCR filed a notice of appeal of the April 17, 2002 Order and Judgment and on June 20, 2002 filed their appeal brief. On July 22, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed their brief in opposition. The ACC and the FCR have not yet filed their reply brief pending discussions regarding settlement and a consensual joint plan of reorganization. If a consensual joint plan of reorganization is confirmed, the ACC and the FCR have agreed to dismiss this appeal with prejudice. In addition, an injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 proceedings, extends through October 13, 2003.

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

On July 12, 2002, AE Energietechnic GmbH (“Austrian Energy”) applied for the appointment of a receiver in the Bankruptcy Court of Graz, Austria. Austrian Energy is a subsidiary of Babcock-Borsig AG, which filed for bankruptcy on July 4, 2002 in Germany. Babcock and Wilcox Volund ApS (“Volund”), which we sold to B&W in October 2002, is jointly and severally liable with Austrian Energy pursuant to both their consortium agreement as well as their contract with the ultimate customer, SK Energi, for construction of a biomass boiler facility in Denmark. As a result of performance delays attributable to Austrian Energy and other factors, SK Energi had asserted claims for damages associated with the failure to complete the construction and commissioning of the facility on schedule. On August 30, 2002, Volund filed a claim against Austrian Energy in the Austrian Bankruptcy Court to establish Austrian Energy’s liability for SK Energi’s claims, which was subsequently rejected in its entirety by Austrian Energy. On October 8, 2002, Austrian Energy notified Volund that it had terminated its consortium agreement with Volund in accordance with Austrian bankruptcy laws. In June 2003, Volund reached a settlement with the customer in this matter and recorded a $1.1 million charge to earnings. Volund continues to pursue its claims in the Austrian Bankruptcy Court as well as other potential remedies available under applicable law. Depending on the final resolution of the customer claims and Volund’s related claims against Austrian Energy, an adjustment of the purchase price from the sale of Volund to B&W may be required.

On July 7, 2003, Bay Ltd. (“Bay”), a subcontractor for two of JRM’s EPIC spar projects, the Murphy Oil Corporation Medusa project and the Dominion Exploration and Production Inc. Devils Tower project, filed a demand for arbitration in Houston, Texas seeking approximately $32.2 million in damages and (1) asserting a cause of action for breach of contract and quantum meruit; (2) asserting a lien under Louisiana law on the Medusa deck assembly, and seeking to have the security foreclosed, a sale directed and the proceeds applied towards the debt allegedly owed to Bay by JRM; (3) asserting a Texas constitutional lien on the Devils Tower deck, and seeking to have that security foreclosed; and (4) seeking an injunction enjoining JRM from removing or permitting removal of the Devils Tower deck from the Harbor Island facility in Texas. Additionally, in July 2003, we received notice that Bay filed a Statement of Privilege in the mortgage records of Plaquemines Parish, Louisiana, claiming a statutory lien in excess of $24.4 million against Murphy’s Medusa facility under the Louisiana Oil Well Lien Act (“LOWLA”) and also filed a UCC financing statement in the mortgage records of Plaquemines Parish also purportedly pursuant to LOWLA. Bay has also, by correspondence, continued to assert that it has a Texas lien on the Medusa spar platform for the same amount.

On July 17, 2003, JRM filed a Complaint and Motion to Compel Arbitration in the U.S. District Court for the Southern District of Texas against Bay seeking, among other things, specific performance and a declaration of its rights relating to the Devils Tower project, including but not limited to, a declaration that Bay is not excused from any of its obligations, and further, seeking injunctive relief to restrain Bay from taking any action to impose or to enforce any existing or future liens; affirmatively requiring Bay to take all steps necessary to remove any liens under Texas law; and restraining and enjoining Bay from continuing to pursue or moving forward with the prosecution of any claims against JRM in arbitration. Lastly, the federal court complaint seeks to compel arbitration to the Devils Tower disputes pursuant to the applicable provisions of the EPIC spar agreement.

In addition, JRM has filed a Complaint for Preliminary and Permanent Injunctive Relief and for Damages in the U.S. District Court for the Eastern District of Louisiana with regard to claims against Bay arising from Bay’s performance of work on the Medusa project. That complaint seeks in excess of $10 million as a result of Bay’s various breaches of contract, and further, requests injunctive relief enjoining the arbitration filed by Bay from proceeding.

JRM also filed a Petition for Declaratory Judgment and Writ of Mandamus to compel cancellation of the inscription of lien in the mortgage records in the 25th Judicial Court for the Parish of Plaquemines, Louisiana, seeking a declaration that Bay has no right to claim a lien pursuant to LOWLA and seeking a writ of mandamus directing Bay to cancel and erase Bay’s inscription of a statement of privilege. That action was removed by Bay to federal court.

We plan to vigorously defend the Bay arbitration and pursue the proceedings we have filed. We have provided for our estimated losses in these matters as part of related contract costs, and we do not believe any additional material loss with respect to these matters is likely. However, the ultimate outcome of these proceedings is uncertain and an adverse ruling, either in the arbitration or the court proceedings, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

In a recent decision by an arbitrator hearing one of our claims related to a project in India completed in the 1980s, we received a favorable award for a portion of our claim that, with interest added, exceeds $40 million. This decision is subject to appeal. The total claim could have a total value of more than $50 million, including interest, and would also be subject to appeal. We have not recognized as income any amounts associated with the award or the remaining claim and collection of these amounts is uncertain.

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

Other than as noted above, the following legal proceedings have had no change in status from that disclosed in Item 3 — “Legal Proceedings,” included in Part I of MII’s annual report on Form 10-K for the year ended December 31, 2002:

•	The Department of Justice investigations into allegations of wrongdoing by a limited number of former employees of MII and JRM concerning the heavy-lift business of JRM’s Heeremac joint venture with Heerema Offshore Construction Group, Inc. and the heavy-lift business of JRM and into possible anticompetitive activity in the marine construction business of McDermott-ETPM East, Inc., one of the operating companies within JRM’s former McDermott-ETPM joint venture with ETPM, S.A., a French company.

•	The June 1998 lawsuit filed by Phillips Petroleum Company and several related entities against MII and others, referred to as the “Phillips Litigation” in our annual report.

•	The June 1998 lawsuit filed by Shell Offshore, Inc. and several related entities against MII and others, referred to as the “Shell Litigation” in our annual report.

•	The December 2000 lawsuits filed by a number of Norwegian oil companies against MII and others alleging violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway.

•	The lawsuit filed by Donald F. Hall, Mary Ann Hall and others against B&W and Atlantic Richfield Company, referred to as the “Hall Litigation” in our annual report, as well as the controversy between B&W and its insurers as to the amount of coverage available under the liability policies covering the facilities involved in this litigation.

For a detailed description of these proceedings, please refer to Note 10 to the consolidated financial statements included in Part II of MII’s annual report on Form 10-K for the year ended December 31, 2002. Also, see Note 9 for information regarding B&W’s potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

NOTE 7 — SEGMENT REPORTING

For the three and six months ended June 30, 2003, we have reported the results of operations of Menck in discontinued operations. Menck was previously included in our Marine Construction Services segment. Segment information for the three and six months ended June 30, 2002 has been restated to reflect this change. Otherwise, we have not changed our basis of segmentation or our basis of measurement of segment profit or loss from our last annual report. An analysis of our operations by segment is as follows:

Segment Information for the Three and Six Months Ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

		(Unaudited)
		(In thousands)
REVENUES:
Marine Construction Services	$467,972	$315,691	$863,012	$578,594
Government Operations	127,523	131,115	245,231	252,906
Power Generation Systems	—	15,793	—	29,035
Adjustments and Eliminations(1)	(20)	(37)	(31)	(49)

	$595,475	$462,562	$1,108,212	$860,486

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Marine Construction Services Transfers	$6	$37	$13	$49
Government Operations Transfers	14	—	18	—

	$20	$37	$31	$49

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

		(Unaudited)
		(In thousands)
OPERATING INCOME (LOSS):
Segment Operating Income (Loss):
Marine Construction Services	$(13,080)	$(20,804)	$2,388	$(30,302)
Government Operations	14,325	9,723	30,395	21,570
Power Generation Systems	(188)	(541)	(378)	(1,109)

	$1,057	$(11,622)	$32,405	$(9,841)

Gain (Loss) on Asset Disposal and Impairments — Net:
Marine Construction Services	$803	$(220)	$1,667	$(145)
Government Operations	223	—	422	1

	$1,026	$(220)	$2,089	$(144)

Equity in Income of Investees:
Marine Construction Services	$(885)	$182	$(577)	$1,776
Government Operations	5,938	5,079	13,294	10,989
Power Generation Systems	184	(2,843)	408	(2,813)

	$5,237	$2,418	$13,125	$9,952

OPERATING INCOME (LOSS):
Marine Construction Services	$(13,162)	$(20,842)	$3,478	$(28,671)
Government Operations	20,486	14,802	44,111	32,560
Power Generation Systems	(4)	(3,384)	30	(3,922)

	7,320	(9,424)	47,619	(33)
Write-off of investment in B&W	—	(224,664)	—	(224,664)
Corporate	(21,238)	(3,256)	(47,602)	(13,958)

TOTAL	$(13,918)	$(237,344)	$17	$(238,655)

NOTE 8 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Unaudited)
	(In thousands, except shares and per share amounts)
Basic and Diluted:
Loss from continuing operations before cumulative effect of accounting change	$(60,547)	$(235,405)	$(30,922)	$(236,049)
Income from discontinued operations	695	1,189	2,906	1,240
Cumulative effect of accounting change	—	—	3,710	—

Net loss	$(59,852)	$(234,216)	$(24,306)	$(234,809)

Weighted average common shares	63,995,146	61,700,302	63,732,409	61,362,457

Basic and diluted loss per common share:
Loss from continuing operations before cumulative effect of accounting change	$(0.95)	$(3.82)	$(0.49)	$(3.85)
Income from discontinued operations	$0.01	$0.02	$0.05	$0.02
Cumulative effect of accounting change	$—	$—	$0.06	$—
Net loss	$(0.94)	$(3.80)	$(0.38)	$(3.83)

For the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, incremental shares of 2,304,348 and 2,302,893, and 1,945,472 and 2,250,954, respectively, related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been antidilutive.

NOTE 9 — THE BABCOCK & WILCOX COMPANY

General

As a result of asbestos-containing utility and commercial boilers and other products B&W and certain of its subsidiaries sold, installed or serviced in prior decades, B&W is subject to a substantial volume of nonemployee liability claims asserting asbestos-related injuries. All of the personal injury claims are similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff as a result of the exposure to asbestos fibers (e.g., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes).

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. (collectively, the

“Debtors”). The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through October 13, 2003.

Insurance Coverage and Claims

Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At June 30, 2003, receivables of $20.8 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Currently, certain insurers are refusing to reimburse the Debtors for these receivables until the Debtors’ assumption, in bankruptcy, of their pre-bankruptcy filing contractual reimbursement arrangements with such insurers.

Pursuant to the Bankruptcy Court’s order, a March 29, 2001 bar date was set for the submission of allegedly unpaid pre-Chapter 11 settled asbestos claims and a July 30, 2001 bar date for all other asbestos personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo/Parks Township facilities against the Debtors. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. The Debtors have accepted approximately 8,910 as pre-Chapter 11 binding settled claims at this time, with an aggregate liability of approximately $69 million. The Bankruptcy Court has disallowed approximately 33,000 claims as settled claims, and the Debtors are in the process of challenging virtually all the remaining claims. If the Bankruptcy Court determines these claims were not settled prior to the filing of the Chapter 11 petition, these claims may be refiled as unsettled personal injury claims. As of July 30, 2001, approximately 223,000 additional asbestos personal injury claims, 60,000 related party claims, 183 property damage claims, 225 derivative asbestos claims and 571 claims relating to the Apollo/Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 15,000 additional personal injury claims were filed, including approximately 10,000 claims originally filed as allegedly settled claims that were disallowed by the Bankruptcy Court as settled claims and subsequently refiled as unsettled personal injury claims. Approximately 3,800 additional related party claims, 27 property damage claims, 192 derivative claims and 3 Apollo/Parks Township claims also were filed since the July 30, 2001 bar date. A bar date of January 15, 2003 was set for the filing of certain general unsecured claims. As of January 15, 2003, more than 2,700 general unsecured claims were filed, and the Debtors commenced an analysis of these claims and filed objections to many of them. These include claims filed by various insurance companies seeking recovery from the Debtors under various theories and priority tax claims, which appear to be estimates of liability by taxing authorities for ongoing audits of MI. The Debtors believe that these claims are without merit and are contesting them. The Debtors continue to analyze the claims filed by the January 15, 2003 bar date. The estimated total alleged liability, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage insurance coverages. The Debtors filed a proposed Litigation Protocol with the U. S. District Court on October 18, 2001, setting forth the intention of the Debtors to challenge all unsupported claims and taking the position that a significant number of those claims may be disallowed by the Bankruptcy Court. The ACC and the FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims. No decision was rendered by the Court and these matters were stayed pending the consensual settlement negotiations between the parties.

Settlement Negotiations

We have reached an agreement in principle with the ACC and the FCR concerning a potential settlement for the B&W Chapter 11 proceedings. That agreement in principle includes the following key terms:

•	MII would effectively assign all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

•	MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trust.

•	MII would issue 4.75 million shares of restricted common stock and cause those shares to be transferred to the trust. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trust would also be subject to an MII right of first refusal. If any of the shares issued to the trust are still held by the trust after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elects to issue shares to satisfy this guaranty obligation, it would not be required to issue more than 12.5 million shares.

•	MI would issue promissory notes to the trust in an aggregate principal amount of $92 million. The notes would be unsecured obligations and would provide for payments of principal of $8.4 million per year to be payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would be guaranteed by MII.

•	MII and all its subsidiaries, including its captive insurers, and all their respective directors and officers, would receive the full benefit of the protections afforded by Section 524(g) of the Bankruptcy Code with respect to personal injury claims attributable to B&W’s use of asbestos and would be released and protected from all pending and future asbestos-related claims stemming from B&W’s operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including but not limited to claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

•	The proposed settlement is conditioned on the approval by MII’s Board of Directors and stockholders of the terms of the settlement outlined above.

This agreement in principle has been reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, together with a third amended joint disclosure statement. On July 7, 2003, the Bankruptcy Court ruled that the third amended joint disclosure statement was adequate for purposes of soliciting votes on whether to accept or reject the proposed plan of reorganization and, on July 21, 2003, that solicitation commenced. The voting deadline for the claimants entitled to vote on the proposed plan of reorganization is August 29, 2003 and objections to confirmation are also due by that date. The Bankruptcy Court has established September 22, 2003 as the date on which hearings on the confirmation of the proposed plan of reorganization will commence. The process of finalizing and implementing the proposed settlement could continue for up to a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

As noted above, the proposed settlement is subject to approval by MII’s Board of Directors and stockholders. We expect both of those approvals will be impacted by the progress of pending federal legislation entitled “The Fairness in Asbestos Injury Resolution Act of 2003” (Senate Bill 1125 the “FAIR Bill”), which the Judiciary Committee of the United States Senate approved on July 10, 2003. The FAIR Bill would create a privately funded, federally administered fund for a national asbestos injury claims program. The bill has not been approved by the Senate and has not been introduced in the House of Representatives.

Under the terms of the FAIR Bill as approved by the Senate Judiciary Committee, companies that have been defendants in asbestos personal injury litigation, as well as insurance companies, would contribute amounts to a national trust on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment under the FAIR Bill based on an allocation methodology the FAIR Bill specifies. The FAIR Bill also contemplates, among other things, that the national fund would terminate if the administrator could not certify that 95% of the previous year’s eligible claimants had been paid, in which case the claimants and defendants would return to the tort system. There are many other provisions in the FAIR Bill that would affect its impact on B&W and the other Debtors, the Chapter 11 proceedings and our company.

It is not possible to determine whether the FAIR Bill will ever be presented for a vote or adopted by the full Senate or the House of Representatives, or whether the FAIR Bill will be signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W and the other Debtors or the Chapter 11 proceedings. We anticipate that, during the legislative process, the terms of the FAIR Bill, as approved by the Senate Judiciary Committee, will change and that any such changes may be material to the FAIR Bill’s impact on B&W and the other Debtors. Many organized labor organizations, including the AFL-CIO, have indicated their opposition to the FAIR Bill, and the American Insurance Association, a national organization of insurance companies, has also expressed opposition to the FAIR Bill in the form approved by the Senate Judiciary Committee. In light of that opposition, as well as other factors, we cannot currently predict whether the FAIR Bill will be enacted or, if enacted, how it would impact the B&W Chapter 11 proceedings, the Debtors or our company. Although there is significant uncertainty regarding the timetable for this legislative proposal, we currently believe that the FAIR Bill will be submitted to a vote of the Senate by the end of the current calendar year.

As of December 31, 2002, we established an estimate for the cost of the proposed settlement of $110 million, including tax expense of $23.6 million, reflecting the present value of our contemplated contributions to the trusts as outlined above. At June 30, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the six months ended June 30, 2003 we recorded an aggregate increase in the provision of $16.4 million, including associated tax expense of $1.1 million. The provision for the estimated cost of the proposed settlement is comprised of the following:

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
Promissory notes to be issued	$85,571	$83,081
MII common shares to be issued	30,068	20,805
Share price guaranty obligation	49,014	42,026
Other	3,435	3,435
Estimated impact of tax separation and sharing agreement	(29,000)	(29,000)
Forgiveness of certain intercompany balances	(37,387)	(33,970)

Total	$101,701	$86,377
Plus: tax expense	24,675	23,593

Net provision for estimated cost of settlement	$126,376	$109,970

The fair value of the promissory notes to be issued was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. The MII common shares to be issued were valued at our closing stock price on June 30, 2003 and December 31, 2002 of $6.33 and $4.38, respectively. The fair value of the share price guaranty obligation as of each of those dates was based on a present value calculation using our closing stock price on that date, assuming the number of shares to be issued is approximately 9.5 million at June 30, 2003 and 12.5 million at December 31, 2002. The estimated impact of the tax separation and sharing agreement was based on a present value of projected future tax reimbursements to be received pursuant to such arrangement between MI and B&W. If the proposed settlement is finalized, the final value of the overall settlement may differ significantly from the estimates currently recorded depending on a variety of factors, including changes in market conditions and the market value of our common shares when issued. Accordingly, we will revalue the estimate of the proposed settlement on a quarterly basis and at the time the securities are issued.

If the proposed settlement is not finalized, we would be subject to various risks and uncertainties associated with the pending and future asbestos liability of B&W and the other Debtors (in the absence of federal legislation that comprehensively resolves those liabilities on terms that are not materially less favorable to us than the terms of the proposed settlement). These risks and uncertainties include potential future rulings by the Bankruptcy Court that could be adverse to us and the risks and uncertainties associated with appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999, and the related ruling issued on April 17, 2002, which we have discussed in our annual report on Form 10-K for the year ended December 31, 2002.

Remaining Issues to be Resolved

Even assuming all requisite approvals of the proposed plan of reorganization and the proposed settlement are obtained, there are a number of issues and matters to be resolved prior to finalization of the B&W Chapter 11 proceedings. Remaining issues and matters to be resolved include, among other things, the following:

•	the ultimate asbestos liability of the Debtors;

•	the outcome of negotiations with our insurers as to additional amounts of coverage of the Debtors and their participation in the funding of the settlement trusts;

•	the Bankruptcy Court’s decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings;

•	the continued ability of our insurers to reimburse B&W and its subsidiaries for payments made to asbestos claimants and the resolution of claims filed by insurers for recovery of insurance amounts previously paid for asbestos personal injury claims;

•	the outcome of objections and potential appeals involving approval of the disclosure statement and confirmation of the plan of reorganization; and

•	conversion of B&W’s debtor-in-possession financing to exit financing.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Debtors entered into a $300 million debtor-in-possession revolving credit facility (the “DIP Credit Facility”) with a group of lenders providing for a term currently scheduled to expire in February 2004. All amounts owed under the facility have a super-priority administrative expense status in the bankruptcy proceedings. The Debtors’ obligations under the facility are (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100 million in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. There were no borrowings under this facility at June 30, 2003 or December 31, 2002. At June 30, 2003, B&W was in violation of one of its covenants under the DIP Credit Facility and is currently working to obtain a waiver. If B&W is unable to obtain a waiver, B&W’s lenders could require it to cash collateralize its outstanding letters of credit.

A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the “Pre-existing LCs”), $8.0 million of which remains outstanding at June 30, 2003. MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of June 30, 2003, approximately $151.7 million in letters of credit has been issued under the DIP Credit Facility of which approximately $43.4 million was to replace or backstop Pre-existing LCs.

In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. At June 30, 2003, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $102.3 million, of which approximately $28.4 million relates to bonds issued after February 21, 2000.

As to the guarantee and indemnity obligations related to B&W’s letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

Financial Results and Reorganization Items

Summarized financial data for B&W is as follows:

INCOME STATEMENT INFORMATION

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2003		2002	2003		2002

			(Unaudited)
			(In thousands)
Revenues	$352,259		$405,103	$733,254		$784,060
Income before Provision for Income Taxes	$(50,427	)(1)	$30,000	$(34,880	)(1)	$48,953
Net Income	$(51,727)		$16,486	$(38,276)		$27,024

(1)	Includes a provision totaling $70.0 million for an increase in B&W’s asbestos liability.

BALANCE SHEET INFORMATION

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
Assets:
Current Assets	$706,491	$709,730
Non-Current Assets	1,564,381	1,547,342

Total Assets	$2,270,872	$2,257,072

Liabilities:
Current Liabilities	$516,607	$551,228
Non-Current Liabilities(1)	1,815,706	1,743,737
Stockholder’s Equity (Deficit)	(61,441)	(37,893)

Total Liabilities and Stockholder’s Equity	$2,270,872	$2,257,072

(1)	Includes liabilities subject to compromise of approximately $1.8 billion, which primarily result from asbestos-related issues.

B&W’s ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W summarized financial information set forth above has been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, we can provide no assurance that the carrying amounts of B&W’s assets will be realized or that B&W’s liabilities will be liquidated or settled for the amounts recorded. The independent accountant’s report on the separate consolidated financial statements of B&W for the years ended December 31, 2002,

2001 and 2000 includes an explanatory paragraph indicating that these issues raise substantial doubt about B&W’s ability to continue as a going concern.

NOTE 10 — RISKS AND UNCERTAINTIES

During 2002, our Marine Construction Services segment experienced material losses totaling $149.3 million on its three EPIC spar projects: Medusa, Devils Tower and Front Runner. These contracts are first-of-a-kind as well as long term in nature. We have experienced schedule delays and cost overruns on these contracts that have adversely impacted our financial results. These projects continue to face significant issues. The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. (See Note 6 for more information.) In our annual report on Form 10-K for the year ended December 31, 2002, we noted that the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint application, and on March 21, 2003, we filed an action against the paint vendors for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to schedule, paint and pile installation issues. Since then, all of the piles on Devils Tower have been successfully installed. However, our ability to remain on schedule is a continuing risk facing this project. The key issues for the Front Runner contract relate to problems with subcontractors and liquidated damages due to schedule slippage either by JRM or one or more of the subcontractors. At June 30, 2003, we have provided for our estimated losses on these contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs, and these may continue to be significant in future periods.

In June 2003, we announced that JRM encountered weather-related problems on the pipelay portion of the Carina & Aries Field Development Project Phase 1 (“Carina Aries”) off the coast of southern Argentina. On June 11, 2003, due to a sudden change in the weather, the Derrick Barge 60 (the “DB60”) was unable to abandon the pipe being laid before the weather caused the pipe to break and caused damage to some pipe-laying equipment and the DB60. JRM suspended work on this project, completed an assessment of remedial actions required to complete the project and completed repairs to the DB60. Based on negotiations with the customer, we have provided for our best estimate of the total cost to complete this project and recorded losses totaling $39.9 million for the quarter ended June 30, 2003. However, significant risks remain which could result in significant additional costs being incurred in the future. Such costs could have a material adverse impact on our results of operations, financial condition and cash flow.

As demonstrated by the contracts discussed in the two preceding paragraphs, revenue, cost and gross profit realized on fixed-price contracts will often vary from estimated amounts. Total estimated costs, and resulting contract income or loss, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may also affect the progress and estimated cost of a project’s completion. Although we are continually striving to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods as our backlog continues to contain several fixed-price contracts.

NOTE 11 — LIQUIDITY

Due primarily to the losses anticipated to be incurred on the three EPIC spar projects recorded during the year ended December 31, 2002 and the charges recorded on the Carina Aries project, we expect JRM to experience negative cash flows during 2003 and for the first half of 2004. Completion of these projects has, and will continue to, put a strain on JRM’s liquidity. We intend to fund JRM’s cash needs through borrowings under our credit facility, intercompany loans and sales of nonstrategic assets, including Menck and certain marine vessels. In addition, under the terms of our existing credit facility, JRM’s letter of credit capacity was reduced from $200 million to $100 million. This reduction has not negatively impacted our ability to execute the contracts in our current backlog. However, it will likely limit JRM’s ability to pursue projects from certain customers who require letters of credit as a condition of award. We continue to explore opportunities to improve our liquidity position, including better management of working capital through process improvements, negotiations with customers to relieve tight schedule requirements and to accelerate certain portions of cash collections, and alternative financing sources for letters of credit for JRM.

We are in the process of refinancing BWXT on a stand-alone basis and have received a commitment letter from a commercial bank to underwrite a three year $125 million revolving credit facility (which may be increased to $150 million). This commitment is subject to various conditions including the successful refinancing of JRM on a stand-alone basis. We are currently in negotiations with a lender to provide this financing and hope to close both new facilities simultaneously. Our ability to obtain such a replacement facility for JRM will depend on numerous factors, including JRM’s operating performance and overall market conditions. If JRM experiences additional contract costs on its EPIC spar and Carina Aries projects or any other project as a result of unforeseen events, it may be unable to fund all of its budgeted capital expenditures and meet all of its funding requirements for contractual commitments. If we are unable to obtain a new credit facility for JRM or we are unable to replace or extend our existing credit facility, JRM’s ability to pursue additional projects, which often require letters of credit, and its liquidity will be adversely impacted. These factors cause substantial doubt about JRM’s ability to continue as a going concern. Under such circumstances, we would have to consider various alternatives. We believe that if JRM causes a default under our existing credit facility and is required to cash collateralize its outstanding letters of credit, our lenders under the credit facility would elect to enforce their rights to receive all cash collections on JRM’s trade accounts receivable. The lenders also have the option to enforce the parent company guarantee provided by MII under the credit facility. However, MII does not currently have sufficient cash or other liquid resources available should the lenders choose to require MII to cash collateralize a significant amount of JRM’s outstanding letters of credit or repay borrowings.

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

On a consolidated basis, we incurred negative cash flows for the first two quarters of 2003 and expect to incur negative cash flows in the remainder of 2003 and in the first half of 2004 due primarily to JRM’s performance. In addition, in March 2003, Moody’s Investor Service lowered MI’s credit rating from B2 to B3. In April 2003, Standard and Poor’s also lowered our corporate credit rating from B to CCC+ and our senior debt rating from B to CCC-. These factors may further impact our access to capital and our ability to refinance our existing credit facility, which is scheduled to expire in April 2004.

MI experienced negative cash flows in 2002, primarily due to payments of taxes resulting from the exercise of MI’s rights under an intercompany agreement. MI expects to meet its cash needs in 2003 through intercompany borrowings from BWXT, which BWXT may fund through operating cash flows or borrowings under our existing credit facility. MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	the continued strength of the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the deregulation of the U.S. electric power market;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit facilities, availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	operating risks normally incident to offshore exploration, development and production operations;

•	our ability to replace or extend our current credit facility on or before April 30, 2004, given our recent results of operations and our current credit rating;

•	the ability of JRM to maintain its forecasted financial performance, including its ability to manage costs associated with its EPIC spar and Carina Aries projects;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings, including the results of ongoing civil lawsuits involving alleged anticompetitive practices in our marine construction business;

•	estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings and in connection with the proposed settlement involving B&W, certain of its subsidiaries and MII;

•	the impact of legislation recently proposed by members of the U.S. Senate that would create a privately funded, federally administered fund for a national asbestos injury claims program;

•	the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999, and the related ruling issued on April 17, 2002;

•	the potential impact on available insurance due to the recent increases in bankruptcy filings by asbestos-troubled companies;

•	the potential impact on our insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

•	legislation recently proposed by members of the U.S. Congress that, if enacted, could reduce or eliminate the tax advantages we derive from being organized under the laws of the Republic of Panama;

•	recently proposed legislation that, if enacted, could limit or prohibit us from entering into contracts with the U.S. Government;

•	changes in existing environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East and Southeast Asia;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit;

•	the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical, particularly after the impact on the insurance industry of the September 11, 2001 terrorist attacks.

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

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world’s major hydrocarbon-producing regions. Our revenues from this segment reflect the variability associated with the timing of significant oil and gas development projects. We expect our Marine Construction Services segment’s revenues to increase during 2003, primarily for deepwater projects and projects in the Azerbaijan sector of the Caspian Sea. While its revenues have been increasing, JRM has incurred substantial losses on large projects contracted for on a lump-sum basis. JRM’s future success will require it to complete projects within budgeted cost amounts. (See notes 10 and 11 to our condensed consolidated financial statements.) We are continuing our strategic analysis of our Gulf of Mexico marine business and are continuing to explore a number of actions to improve our ability to compete in this market on a rational basis. These actions may include downsizing our operational support base, selling or disposing of some of our marine equipment and other cost cutting measures. These factors may have a significant impact on our anticipated Marine Construction Services segment income in future periods.

The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, BWXT is a significant participant in the defense industry. We recognized an increase in bookings during the year ended December 31, 2002 that has allowed us to reach a record backlog in our Government Operations. Additionally, with BWXT’s unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is poised to continue to participate in the continuing cleanup and management of the Department of Energy’s nuclear sites and weapons complexes.

As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and we have been presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the year ended December 31, 2002. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, at December 31, 2002, we established an estimate for the cost of the proposed settlement of the B&W bankruptcy proceedings of $110 million, including related tax expense of $23.6 million. At June 30, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the six months ended June 30, 2003 we recorded an aggregate increase in the provision of $16.4 million, including associated tax expense of $1.1 million, primarily due to an increase in our stock price. See Note 9 to our condensed consolidated financial statements for details regarding this estimate and for further information relating to the B&W Chapter 11 proceedings.

As a result of our reorganization in 1982, which we completed through a transaction commonly referred to as an “inversion,” our company is a corporation organized under the laws of the Republic of Panama. Recently, the U.S. House and Senate have considered legislation that would change the tax law applicable to corporations that have completed inversion transactions. We have engaged an independent consultant to undertake an analysis of the potential redomestication of MII from Panama to the U.S. Additionally, we recently entered into an agreement with two of our shareholders pursuant to which management will sponsor and recommend a proposal for redomestication in the proxy statement for a future annual meeting if the tax, costs and other considerations impacted by redomestication are determined by our Board of Directors to be in the best interests of our shareholders. If that redomestication is determined by our Board of Directors not to be in the best interests of our shareholders, pursuant to our agreement described above, our management will present the redomestication proposal on the proxy but may recommend against it. The timing of any such management proposal is contingent upon the completion of the analysis by the independent consultant and the completion of the B&W reorganization proceedings.

For a summary of our accounting policies that we believe are important to an understanding of our financial statements, please refer to Item 7 included in Part II of our annual report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED
JUNE 30, 2002

Marine Construction Services

Revenues increased 48% to $468.0 million. The increase resulted from increased activity on the fabrication of FPSO topsides and fabrication of wellhead platforms in Southeast Asia, a topsides fabrication contract at our Morgan City fabrication facility, our Carina & Aries Field Development Project Phase 1 (“Carina Aries”) off the coast of southern Argentina, fabrication of a platform in the Middle East, topsides fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea, fabrication and installation work on the three EPIC spar projects and a fabrication and installation project offshore of India. These increases were partially offset by reduced activity on a fabrication and installation project in Southeast Asia, West Java natural gas projects, other Gulf of Mexico projects and chartering activity.

Segment operating loss, which is before income from investees, improved $7.7 million to $13.1 million. In the quarter ended June 30, 2003, due to weather-related problems, we recorded losses on our Carina Aries pipelay project totaling $39.9 million. On June 11, 2003, due to a sudden change in the weather, the Derrick Barge 60 (the “DB60”) was unable to abandon the pipe being laid before the weather caused the pipe to break and caused damage to some pipe-laying equipment and the DB60. We suspended work on this project, completed an assessment of remedial actions required to complete the project and completed repairs to the DB60. Based on negotiations with the customer, we have provided for our best estimate of the total cost to complete this project resulting in the losses during the quarter. In addition, we experienced losses on our Belanak projects for wellhead platforms and pipelines and an FPSO topside. Partially offsetting these losses, we experienced improved results on our Azerbaijan International Operating Company (“AIOC”) contracts for topsides fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea and our BP fabrication contract for topsides for deepwater projects in the Gulf of Mexico. Also, in the quarter ended June 30, 2003, our selling, general and administrative expenses were $3.4 million lower compared to the quarter ended June 30, 2002. The loss in the quarter ended June 30, 2002 was due primarily to charges totaling $30.0 million relating to cost overruns on our EPIC spar projects, principally the Medusa project.

Equity in income from investees decreased $1.1 million to a loss of $0.9 million, primarily due to a loss recorded for final settlement of tax liabilities of a previously dissolved international joint venture.

Government Operations

Revenues decreased $3.6 million to $127.5 million, primarily due to lower volumes from our management and operating contract at the U.S. Government-owned facility in Miamisburg, Ohio. We are no longer the prime contractor but are now a subcontractor for this site and record only our fee in revenues rather than the full revenues from the contract. Revenues from our research and development division were also lower due to reassignment of research and development contracts to the responsible divisions as part of our decentralization of the research and development division. In addition, we had lower revenues from commercial work. These decreases were almost entirely offset by higher volumes from the manufacture of nuclear components for certain U.S. Government programs and our commercial nuclear environmental services. In addition, we resolved a contract dispute favorably.

Segment operating income, which is before equity in income from investees, increased $4.6 million to $14.3 million, primarily due to higher volumes from the manufacture of nuclear components for certain U.S. Government programs resulting from improved cost and efficiencies. In addition, we reduced spending on fuel cell research and development projects and resolved a contract dispute favorably. These improvements were partially offset by lower volume and margins from a management and operating contract in Ohio and lower margins from commercial work. In addition, we experienced higher general and administrative expenses due to increased facility management oversight costs and higher variable stock-based compensation expense.

Equity in income from investees increased $0.9 million to $5.9 million, primarily due to improved operating results from our joint ventures operating in Idaho, Texas and Tennessee.

Corporate

Corporate expenses increased $18.0 million to $21.2 million, primarily due to higher qualified pension plan expenses as a result of changes in our discount rate and plan asset performance. Also, the results of our captive insurers were lower in the quarter ended June 30, 2003 compared with the quarter ended June 30, 2002.

Other Income Statement Items

Interest income decreased $0.9 million to $0.9 million, primarily due to a decrease in investments and prevailing interest rates.

Interest expense increased $1.8 million to $4.2 million, primarily due to interest costs associated with our new credit facility.

Other-net improved $1.5 million to income of $0.7 million, primarily due to income resulting from the curtailment of JRM’s qualified pension plan and minority interest income associated with a JRM joint venture. These improvements were partially offset by an increase in foreign currency transaction losses.

For the quarter ended June 30, 2003, the $39.4 million of expense from the increase in the estimated cost of the proposed B&W bankruptcy settlement had little associated tax effect. In addition, for the quarter ended June 30, 2003, we increased our valuation allowance for the realization of deferred tax assets by $15.0 million to $232.2 million. For the quarter ended June 30, 2002, the write-off of our investment in B&W and other related assets had little associated tax benefit. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED
JUNE 30, 2002

Marine Construction Services

Revenues increased 49% to $863.0 million. This increase was primarily due to additional revenues relating to our BP fabrication contract for topsides for deepwater projects in the Gulf of Mexico, our AIOC contracts for topsides fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea, our Belanak projects for wellhead platforms and pipelines and an FPSO topside, our ONGC contract for wellhead platforms and our three EPIC spar projects.

Segment operating income, which is before equity in income from investees, improved $32.7 million from a loss of $30.3 million to income of $2.4 million. In the six months ended June 30, 2003, due principally to weather-related problems, we recorded losses on our Carina Aries pipelay project totaling $41.9 million. On June 11, 2003, due to a sudden change in the weather, the DB60 was unable to abandon the pipe being laid before the weather caused the pipe to break and caused damage to some pipe-laying equipment and the DB60. We suspended work on this project, completed an assessment of remedial actions required to complete the project and completed repairs to the DB60. Based on negotiations with the customer, we have provided for our best estimate of the total cost to complete this project resulting in the losses during the period. Partially offsetting these losses, we experienced improved results on our AIOC contracts for topsides fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea and our BP fabrication contract for topsides for deepwater projects in the Gulf of Mexico. Also, for the six months ended June 30, 2003, our selling, general and administrative expenses were $4.2 million lower compared to the six months ended June 30, 2002. The loss for the six months ended June 30, 2002, was primarily due to losses on our EPIC spar projects totaling approximately $36.9 million.

Equity in income from investees decreased $2.4 million to a loss of $0.6 million, primarily due to an international joint venture now being accounted for on the cost method and a loss recorded for final settlement of tax liabilities of a previously dissolved international joint venture.

Government Operations

Revenues decreased $7.7 million to $245.2 million, primarily due to lower volumes from our management and operating contract at the U.S. Government-owned facility in Miamisburg, Ohio. We are no longer the prime contractor but are now a subcontractor for this site and record only our fee in revenues rather than the full revenues from the contract. In addition, revenues from our research and development division were lower due to reassignment of research and development contracts to the responsible divisions as part of our decentralization of the research and development division. We also had lower revenues from our commercial work and other government operations, mostly due to an early lease buyout and the completion of a very profitable contract in the six months ended June 30, 2002. Higher volumes from the manufacture of nuclear components for certain U.S. Government programs and from our commercial nuclear environmental services almost entirely offset these decreases. In addition, we resolved two contract disputes favorably.

Segment operating income, which is before equity in income from investees, increased $8.8 million to $30.4 million, primarily due to higher volumes from the manufacture of nuclear components for certain U.S. Government programs. In addition, we reduced spending on fuel cell research and development projects and resolved two contract disputes favorably. Lower volumes and margins from our commercial work and lower volume from our other government operations partially offset these increases. In addition, we experienced higher general and administrative expenses due to increased facility management oversight costs, and we received an insurance settlement relating to environmental restoration costs in the six months ended June 30, 2002.

Equity in income from investees increased $2.3 million to $13.3 million, primarily due to improved operating results from our joint ventures operating in Idaho, Texas and Tennessee.

Corporate

Corporate expenses increased $33.6 million to $47.6 million, primarily due to higher qualified pension plan expenses as a result of changes in our discount rate and plan asset performance. Also, the results of our captive insurers were lower in the six months ended June 30, 2003 compared with the six months ended June 30, 2002.

Other Income Statement Items

Interest income decreased $3.4 million to $1.9 million, primarily due to a decrease in investments and prevailing interest rates.

Interest expense decreased $1.7 million to $7.8 million, primarily due to the repayment of MI’s remaining 9.375% Notes due March 15, 2002. This decrease was partially offset by higher interest costs associated with our new credit facility.

Other-net improved $0.6 million to income of $2.0 million, primarily due to income resulting from the curtailment of JRM’s qualified pension plan and minority interest income associated with a JRM joint venture. These improvements were partially offset by an increase in foreign currency transaction losses.

For the six months ended June 30, 2003, the $15.3 million of expense from the increase in the estimated cost of the proposed B&W bankruptcy settlement had little associated tax effect. In addition, for the six months ended June 30, 2003, we increased our valuation allowance for the realization of deferred tax assets by $17.4 million to $232.2 million. For the six months ended June 30, 2002, the write-off of our investment in B&W and other related assets had little associated tax benefit. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

Backlog	6/30/03	12/31/02

	(Unaudited)
	(In thousands)
Marine Construction Services	$1,837,606	$2,091,459
Government Operations	1,493,313	1,680,559

Total Backlog	$3,330,919	$3,772,018

At June 30, 2003, the Marine Construction Services backlog included $359.2 million related to contracts in loss positions. Of this amount, $206.6 million related to uncompleted work on our three EPIC spar projects and $103.4 million on the Carina Aries project.

At June 30, 2003, Government Operations’ backlog with the U. S. Government was $1.2 billion, of which $258.1 million had not been funded.

Liquidity and Capital Resources

On February 11, 2003, we entered into definitive agreements with a group of lenders for a new credit facility to replace our previous facilities, which consisted of a $100 million credit facility for MII and BWXT and a $200 million credit facility for JRM and its subsidiaries that were scheduled to expire on February 21, 2003. The new credit facility initially provided for borrowings and issuances of letters of credit in an aggregate amount of up to $180 million, with certain sublimits on the amounts available to JRM and BWXT. On May 13, 2003, the maximum amount available under the new credit facility was reduced to $166.5 million. The obligations under the new credit facility are (1) guaranteed by MII and various subsidiaries of JRM and (2) collateralized by all our capital stock in MI, JRM and certain subsidiaries of JRM and substantially all the JRM assets and various intercompany promissory notes. The new credit facility requires us to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require us to maintain a minimum amount of cumulative earnings before taxes, depreciation and amortization; a minimum fixed charge coverage ratio; a minimum level of tangible net worth (for MII as a whole, as well as for JRM and BWXT separately); and a minimum variance on expected costs to complete the Front Runner EPIC spar project. In addition, we must provide as additional collateral 50% of any net after-tax proceeds from significant asset sales. The new credit facility is scheduled to expire on April 30, 2004.

Proceeds from our credit facility may be used by JRM and BWXT, with sublimits for JRM of $100 million for letters of credit and $10 million for cash advances and for BWXT of $60 million for letters of credit and $50 million for cash advances. At June 30, 2003, we had $5.7 million in cash advances and $98.7 million in letters of credit outstanding under this facility. Pricing for cash advances under the credit facility is prime plus 4% or Libor plus 5% for JRM and prime plus 3% or Libor plus 4% for BWXT. Commitment fees are charged at the rate of 0.75 of 1% per annum on the unused working capital commitment, payable quarterly.

Cancellation of the MII/BWXT credit facility resulted in the release of $107.8 million in cash collateral that has since been used, together with an additional $10 million of cash, to provide JRM and BWXT with intercompany loans in the amount of $90 million and $25 million, respectively. JRM and BWXT used the proceeds of those intercompany loans for working capital needs and general corporate purposes.

During 2002, our Marine Construction Services segment experienced material losses totaling $149.3 million on its three EPIC spar projects: Medusa, Devils Tower and Front Runner. These contracts are first-of-a-kind as well as long term in nature. We have experienced schedule delays and cost overruns on these contracts that have adversely impacted our financial results. These projects continue to face significant issues. The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. (See Note 6 to our condensed consolidated financial statements for more information.) In our annual report on Form 10-K for the year ended December 31, 2002, we noted that the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint application, and on March 21, 2003, we filed an action against the paint vendors for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to schedule, paint and pile installation issues. Since then, all of the piles on Devils Tower have been successfully installed. However, our ability to remain on schedule is a continuing risk facing this project. The key issues for the Front Runner contract relate to problems with subcontractors and liquidated damages due to schedule slippage either by JRM or one or more of the subcontractors. At June 30, 2003, we have provided for our estimated losses on these contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs, and these may continue to be significant in future periods.

In June 2003, we announced that JRM encountered weather-related problems on the pipelay portion of the Carina Aries project off the coast of southern Argentina. On June 11, 2003, due to a sudden change in the weather, the DB60 was unable to abandon the pipe being laid before the weather caused the pipe to break and caused damage to some pipe-laying equipment and the DB60. JRM suspended work on this project, completed an assessment of remedial actions required to complete the project and completed repairs to the DB60. Based on negotiations with the customer, we have provided for our best estimate of the total cost to complete this project and recorded losses totaling $39.9 million for the quarter ended June 30, 2003. However, significant risks remain which could result in significant additional costs being incurred in the future. Such costs could have a material adverse impact on our results of operations, financial condition and cash flow.

Due primarily to the losses anticipated to be incurred on the three EPIC spar projects recorded during the year ended December 31, 2002 and the charges recorded on the Carina Aries project, we expect JRM to experience negative cash flows during 2003 and for the first half of 2004. Completion of these projects has, and will continue to, put a strain on JRM’s liquidity. We intend to fund JRM’s cash needs through borrowings under our credit facility, intercompany loans and sales of nonstrategic assets, including Menck and certain marine vessels. In addition, under the terms of our existing credit facility, JRM’s letter of credit capacity was reduced from $200 million to $100 million. This reduction has not negatively impacted our ability to execute the contracts in our current backlog. However, it will likely limit JRM’s ability to pursue projects from certain customers who require letters of credit as a condition of award. We continue to explore opportunities to improve our liquidity position, including better management of working capital through process improvements, negotiations with customers to relieve tight schedule requirements and to accelerate certain portions of cash collections, and alternative financing sources for letters of credit for JRM.

We are in the process of refinancing BWXT on a stand-alone basis and have received a commitment letter from a commercial bank to underwrite a three year $125 million revolving credit facility (which may be increased to $150 million). This commitment is subject to various conditions including the successful refinancing of JRM on a stand-alone basis. We are currently in negotiations with a lender to provide this financing and hope to close both new facilities simultaneously. Our ability to obtain such a replacement facility for JRM will depend on numerous factors, including JRM’s operating performance and overall market conditions. If JRM experiences additional contract costs on its EPIC spars and Carina Aries projects or any other project as a result of unforeseen events, it may be unable to fund all of its budgeted capital expenditures and meet all of its funding requirements for contractual commitments. If we are unable to obtain a new credit facility for JRM or we are unable to replace or extend our existing credit facility, JRM’s ability to pursue additional projects, which often require letters of credit, and its liquidity will be adversely impacted. These factors cause substantial doubt about JRM’s ability to continue as a going concern. Under such circumstances, we would have to consider various alternatives. We believe that if JRM causes a default under our existing credit facility and is required to cash collateralize its outstanding letters of credit, our lenders under the credit facility would elect to enforce their rights to receive all cash collections on JRM’s trade accounts receivable. The lenders also have the option to enforce the parent company guarantee provided by MII under the credit facility. However, MII does not currently have sufficient cash or other liquid resources available should the lenders choose to require MII to cash collateralize a significant amount of JRM’s outstanding letters of credit or repay borrowings.

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

On a consolidated basis, we incurred negative cash flows for the first two quarters of 2003 and expect to incur negative cash flows in the remainder of 2003 and in the first half of 2004 due primarily to JRM’s performance. In addition, in March 2003, Moody’s Investor Service lowered MI’s credit rating from B2 to B3. In April 2003, Standard and Poor’s also lowered our corporate credit rating from B to CCC+ and our senior debt rating from B to CCC-. These factors may further impact our access to capital and our ability to refinance our existing credit facility, which is scheduled to expire in April 2004.

MI experienced negative cash flows in 2002, primarily due to payments of taxes resulting from the exercise of MI’s rights under an intercompany agreement. MI expects to meet its cash needs in 2003 through intercompany borrowings from BWXT, which BWXT may fund through operating cash flows or borrowings under our existing credit facility. MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments.

At June 30, 2003 and December 31, 2002, we had available various uncommitted short-term lines of credit from banks totaling $10.6 million and $10.2 million, respectively. We had no borrowings against these lines at June 30, 2003 or December 31, 2002.

At June 30, 2003, we had total cash, cash equivalents and investments of $228.6 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid debt securities. The fair value of our investments at June 30, 2003 was $47.1 million. As of June 30, 2003, we had pledged approximately $41.3 million in fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

At August 8, 2003, our liquidity position was as follows (in millions):

	JRM	MI	Other	Consolidated
Cash, cash equivalents and investments	$89	$—	$113	$202
Less: Pledged securities	—	—	(41)	(41)
Captive insurer requirements	(16)	—	(39)	(55)
Restricted foreign cash	(8)	—	(1)	(9)

Total free cash available	65	—	32	97
Amount available under credit facility(1)	10	39	—	49

Total available liquidity	$75	$39	$32	$146

(1)	Reflects amount available for cash advances. We had an additional $22 million in letter of credit capacity.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W had no borrowings outstanding under this facility at June 30, 2003 or December 31, 2002. Letters of credit outstanding under the DIP Credit Facility at June 30, 2003 totaled approximately $151.7 million. This facility, which was scheduled to expire on February 22, 2003, has been amended and extended to February 22, 2004, with an additional one-year extension at the option of B&W. The amendment also provided for a reduction of the facility from $300 million to $227.75 million. At June 30, 2003, B&W was in violation of one of its covenants under the DIP Credit Facility and is currently working to obtain a waiver. If B&W is unable to obtain a waiver, B&W’s lenders could require it to cash collateralize its outstanding letters of credit.

At June 30, 2003, MII was a maker or guarantor on $8.0 million of letters of credit issued in connection with B&W’s operations prior to B&W’s Chapter 11 filing. In addition, MII, MI and BWICO have agreed to indemnify B&W for any customer draw on $43.4 million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W’s Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, MII, MI and BWICO do not currently have sufficient cash or other liquid resources available, either individually or combined, to satisfy their primary, guaranty or indemnity obligations relating to letters of credit issued in connection with B&W’s operations should customer draws occur on a significant amount of these letters of credit. In addition, as of June 30, 2003, MII guaranteed surety bonds of approximately $115.6 million, of which $102.3 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bond guarantee obligations. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to shareholders and making payments on any pre-bankruptcy filing accounts or notes payable that are due and owing to any other entity within the McDermott group of companies (the “Pre-Petition Intercompany Payables”) and other creditors during the pendency of the bankruptcy case, without the Bankruptcy Court’s approval.

As discussed in Note 9 to our condensed consolidated financial statements, we have reached an agreement in principle with the ACC and the FCR concerning a potential settlement for the B&W Chapter 11 proceedings. That agreement in principle includes the following key terms:

•	MII would effectively assign all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

•	MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trust.

•	MII would issue 4.75 million shares of restricted common stock and cause those shares to be transferred to the trust. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trust would also be subject to an MII right of first refusal. If any of the shares issued to the trust are still held by the trust after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elects to issue shares to satisfy this guaranty obligation, it would not be required to issue more than 12.5 million shares.

•	MI would issue promissory notes to the trust in an aggregate principal amount of $92 million. The notes would be unsecured obligations and would provide for payments of principal of $8.4 million per year to be payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would be guaranteed by MII.

•	MII and all its subsidiaries, including its captive insurers, and all their respective directors and officers, would receive the full benefit of the protections afforded by Section 524(g) of the

Bankruptcy Code with respect to personal injury claims attributable to B&W’s use of asbestos and would be released and protected from all pending and future asbestos-related claims stemming from B&W’s operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including but not limited to claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

•	The proposed settlement is conditioned on the approval by MII’s Board of Directors and stockholders of the terms of the settlement outlined above.

This agreement in principle has been reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, together with a third amended joint disclosure statement. On July 7, 2003, the Bankruptcy Court ruled that the third amended joint disclosure statement was adequate for purposes of soliciting votes on whether to accept or reject the proposed plan of reorganization and, on July 21, 2003, that solicitation commenced. The voting deadline for the claimants entitled to vote on the proposed plan of reorganization is August 29, 2003 and objections to confirmation are also due by that date. The Bankruptcy Court has established September 22, 2003 as the date on which hearings on the confirmation of the proposed plan of reorganization will commence. The process of finalizing and implementing the proposed settlement could continue for up to a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

As noted above, the proposed settlement is subject to approval by MII’s Board of Directors and stockholders. We expect both of those approvals will be impacted by the progress of pending federal legislation entitled “The Fairness in Asbestos Injury Resolution Act of 2003” (Senate Bill 1125 the “FAIR Bill”), which the Judiciary Committee of the United States Senate approved on July 10, 2003. The FAIR Bill would create a privately funded, federally administered fund for a national asbestos injury claims program. The bill has not been approved by the Senate and has not been introduced in the House of Representatives.

Under the terms of the FAIR Bill as approved by the Senate Judiciary Committee, companies that have been defendants in asbestos personal injury litigation, as well as insurance companies, would contribute amounts to a national trust on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment under the FAIR Bill based on an allocation methodology the FAIR Bill specifies. The FAIR Bill also contemplates, among other things, that the national fund would terminate if the administrator could not certify that 95% of the previous year’s eligible claimants had been paid, in which case the claimants and defendants would return to the tort system. There are many other provisions in the FAIR Bill that would affect its impact on B&W and the other Debtors, the Chapter 11 proceedings and our company.

It is not possible to determine whether the FAIR Bill will ever be presented for a vote or adopted by the full Senate or the House of Representatives, or whether the FAIR Bill will be signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W and the other Debtors or the Chapter 11 proceedings. We anticipate that, during the legislative process, the terms of the FAIR Bill, as approved by the Senate Judiciary Committee, will change and that any such changes may be material to the FAIR Bill’s impact on B&W and the other Debtors. Many organized labor organizations, including the AFL-CIO, have indicated their opposition to the FAIR Bill, and the American Insurance Association, a national organization of insurance companies, has also expressed opposition to the FAIR Bill in the form approved by the Senate Judiciary Committee. In light of that opposition, as well as other factors, we cannot currently predict whether the FAIR Bill will be enacted or, if enacted, how it would impact the B&W Chapter 11 proceedings, the Debtors or our company. Although there is significant uncertainty regarding the timetable for this legislative proposal, we currently believe that the FAIR Bill will be submitted to a vote of the Senate by the end of the current calendar year.

As of December 31, 2002, we established an estimate for the cost of the proposed settlement of the B&W bankruptcy proceedings of $110 million, including tax expense of $23.6 million. At June 30, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the six months ended June 30, 2003 we recorded an aggregate increase in the provision of $16.4 million, including associated tax expense of $1.1 million, primarily due to an increase in our stock price. For details regarding this estimate, see Note 9 to our condensed consolidated financial statements.

If the proposed plan of reorganization is confirmed and the parties receive all requisite approvals for the proposed settlement, we will spin off the portion of MI’s qualified pension plan related to the active and retired employees of B&W as of the effective date of the plan of reorganization. If we effect such a spin-off, which would be within 90 days of the effective date of the plan of reorganization, we would be required to recognize any curtailment and settlement gains or losses associated with the spin-off. Curtailment and settlement gains or losses are determined based on actuarial calculations as of the date of the spin-off. Based on updated data provided by our actuary, if this anticipated spin-off occurs on December 31, 2003, we would record curtailment and settlement losses through a pre-tax charge to earnings totaling approximately $59 million. In addition, we would also record a reduction in our charge to other comprehensive income for recognition of our minimum pension liability totaling approximately $161 million. As a result, assuming the spin-off occurs at December 31, 2003, our stockholders’ deficit would improve by approximately $102 million. We anticipate recording the effect of the spin-off based on actuarial calculations as of the date of the spin-off, which could be materially different from the effect described in this paragraph.

See Note 1 to the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 6 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item. In addition, see Note 9 to the condensed consolidated financial statements included in this report regarding B&W’s potential liability for nonemployee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and several of its subsidiaries on February 22, 2000, which we incorporate by reference into this Item.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 7, 2003, we submitted the following matters to our stockholders, with voting as follows:

(a)	The election of four directors: Class I — For a two-year term

Nominee	Votes For	Votes Withheld

Philip J. Burguieres	58,911,305	1,732,295
Ronald C. Cambre	57,072,661	3,570,939
Bruce DeMars	57,115,037	3,528,563
Bruce W. Wilkinson	56,953,428	3,690,172

Joe B. Foster, Robert L. Howard, John W. Johnstone, Jr. and Richard E. Woolbert also continued as directors immediately after the meeting. On May 2, 2002, John N. Turner resigned from our Board of Directors.

(b)	A proposal to retain PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2003:

Votes For	Votes	Against Abstentions

59,385,884	1,086,741	170,976

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 3.1* — McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

Exhibit 3.2* — McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08430)).

Exhibit 3.3* — Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) certification by chief executive officer.

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) certification by chief financial officer.

Exhibit 32.1 — Section 1350 certification by chief executive officer.

Exhibit 32.1 — Section 1350 certification by chief financial officer.

(b)	Reports on Form 8-K On May 7, 2003, we filed a current report on Form 8-K dated May 7, 2003, furnishing our press release regarding our earnings for the first quarter of 2003 to the SEC under Item 9 — Regulation FD Disclosure.

On May 19, 2003, we filed a current report on Form 8-K dated May 13, 2003, furnishing an investor presentation to the SEC under Item 9 - Regulation FD Disclosure.

On June 20, 2003, we filed a current report on Form 8-K dated June 19, 2003, reporting under Item 5 — Other Events that we had issued a press release in which we announced that one of our subsidiaries, J. Ray McDermott, S.A., had recently encountered weather-related problems on a project off the coast of Argentina.

*	Incorporated by reference to the filing indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

/s/ Francis S. Kalman

By:	Francis S. Kalman
Executive Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer and
Duly Authorized Representative)

August 11, 2003

EXHIBIT INDEX

Exhibit	Description

3.1*	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
(File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification by chief executive officer.

31.2	Rule 13a-14(a)/15d-14(a) certification by chief financial officer.

32.1	Section 1350 certification by chief executive officer.

32.2	Section 1350 certification by chief financial officer.

*	Incorporated by reference to the filing indicated.