Form 10-Q
period 2003-09-30
MCDERMOTT INTERNATIONAL INC
filed 2003-11-05
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   [✓]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   [✓] No [  ]

The number of shares of the registrant’s common stock outstanding at October 31, 2003 was 66,001,534.

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

I N D E X - F O R M 1 0 - Q

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$163,525	$174,341
Restricted cash	7,899	—
Investments	—	108,269
Accounts receivable - trade, net	252,796	191,672
Accounts receivable from The Babcock & Wilcox Company	7,864	12,273
Accounts receivable - unconsolidated affiliates	14,140	17,695
Accounts receivable - other	28,978	63,270
Contracts in progress	102,083	147,336
Deferred income taxes	2,123	3,350
Other current assets	33,712	45,403

Total Current Assets	613,120	763,609

Property, Plant and Equipment	1,262,316	1,238,447
Less accumulated depreciation	910,014	885,051

Net Property, Plant and Equipment	352,302	353,396

Investments in Debt Securities	44,591	64,958

Goodwill	12,926	12,926

Prepaid Pension Costs	18,974	19,311

Other Assets	82,210	63,971

TOTAL	$1,124,123	$1,278,171

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$505	$55,577
Accounts payable	179,564	163,811
Accounts payable to The Babcock & Wilcox Company	45,751	32,379
Accrued employee benefits	62,421	60,896
Accrued liabilities - other	156,357	190,844
Accrued contract costs	50,414	53,335
Advance billings on contracts	208,810	329,031
U.S. and foreign income taxes payable	9,875	31,176

Total Current Liabilities	713,697	917,049

Long-Term Debt	85,729	86,104

Accumulated Postretirement Benefit Obligation	26,512	26,898

Self-Insurance	70,186	71,918

Pension Liability	441,369	392,072

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	92,019	86,377

Other Liabilities	114,663	114,510

Commitments and Contingencies
Stockholders’ Deficit:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 67,983,694 at September 30, 2003 and 66,351,478 at December 31, 2002	67,984	66,351
Capital in excess of par value	1,101,432	1,093,428
Accumulated deficit	(1,039,840)	(1,027,318)
Treasury stock at cost, 2,061,407 shares at September 30, 2003 and at December 31, 2002	(62,792)	(62,792)
Accumulated other comprehensive loss	(486,836)	(486,426)

Total Stockholders’ Deficit	(420,052)	(416,757)

TOTAL	$1,124,123	$1,278,171

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(Unaudited)
	(In thousands, except per share amounts)

Revenues	$645,334	$430,937	$1,753,546	$1,291,423

Costs and Expenses:
Cost of operations	600,353	452,546	1,644,438	1,257,077
Impairment of JRM goodwill	—	313,008	—	313,008
Loss on write-off of investment in The Babcock & Wilcox Company	—	—	—	224,664
Selling, general and administrative expenses	43,052	37,091	120,287	116,989

	643,405	802,645	1,764,725	1,911,738

Equity in Income of Investees	6,457	4,469	19,582	14,421

Operating Income (Loss)	8,386	(367,239)	8,403	(605,894)

Other Income (Expense):
Interest income	709	1,540	2,598	6,877
Interest expense	(3,801)	(2,983)	(11,631)	(12,516)
(Increase) decrease in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	9,682	—	(5,642)	—
Other-net	299	(1,916)	2,286	(506)

	6,889	(3,359)	(12,389)	(6,145)

Income (Loss) from Continuing Operations before Provision for (Benefit from) Income Taxes and Cumulative Effect of Accounting Change	15,275	(370,598)	(3,986)	(612,039)
Provision for (Benefit from) Income Taxes	5,140	(4,284)	16,801	(9,676)

Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	10,135	(366,314)	(20,787)	(602,363)
Income from Discontinued Operations	1,649	9,258	4,555	10,498

Income (Loss) before Cumulative Effect of Accounting Change	11,784	(357,056)	(16,232)	(591,865)
Cumulative Effect of Accounting Change	—	—	3,710	—

Net Income (Loss)	$11,784	$(357,056)	$(12,522)	$(591,865)

Earnings (Loss) per Common Share:
Basic:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$0.16	$(5.91)	$(0.33)	$(9.78)
Income from Discontinued Operations	$0.03	$0.15	$0.07	$0.17
Cumulative Effect of Accounting Change	$—	$—	$0.06	$—
Net Income (Loss)	$0.18	$(5.76)	$(0.20)	$(9.61)
Diluted:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$0.15	$(5.91)	$(0.33)	$(9.78)
Income from Discontinued Operations	$0.02	$0.15	$0.07	$0.17
Cumulative Effect of Accounting Change	$—	$—	$0.06	$—
Net Income (Loss)	$0.18	$(5.76)	$(0.20)	$(9.61)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(Unaudited)
		(In thousands)

Net Income (Loss)	$11,784	$(357,056)	$(12,522)	$(591,865)

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(771)	350	488	877
Reclassification adjustment for impairments of investments	—	—	—	18,435
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(82)	(582)	495	3,342
Reclassification adjustment for (gains) losses included in net income	(331)	119	(732)	(230)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	(67)	458	(258)	489
Reclassification adjustment for gains included in net income	(5)	—	(403)	(915)

Other Comprehensive Income (Loss)	(1,256)	345	(412)	21,998

Comprehensive Income (Loss)	$10,528	$(356,711)	$(12,934)	$(569,867)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2003	2002

	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,522)	$(591,865)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,581	30,234
Income or loss of investees, less dividends	(2,547)	(1,503)
Gain on asset disposals and impairments - net	(3,406)	(207)
Provision for (benefit from) deferred taxes	(4,518)	18,908
Increase in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	5,642	—
Loss on write-off of investment in The Babcock & Wilcox Company	—	224,664
Impairment of JRM goodwill		313,008
Cumulative effect of accounting change	(3,710)	—
Gain on sale of Hudson Products Corporation	—	(15,044)
Gain on sale of Menck GmbH	(2,365)	—
Other	3,773	9,520
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(17,148)	(40,485)
Net contracts in progress and advance billings	(74,928)	62,971
Accounts payable	24,180	25,328
Accrued and other current liabilities	(29,490)	31,252
Income taxes	(25,435)	(94,834)
Other, net	37,114	(230)

NET CASH USED IN OPERATING ACTIVITIES	(72,779)	(28,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,531)	(42,158)
Purchases of available-for-sale securities	(260,886)	(1,087,131)
Sales of available-for-sale securities	133,679	784,494
Maturities of available-for-sale securities	256,600	458,301
Proceeds from asset disposals	20,946	38,621
Other	(403)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	122,405	152,127

CONTINUED

	Nine Months Ended
	September 30,
	2003	2002

	(Unaudited)
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	$(9,500)	$(208,416)
Decrease in short-term borrowing	(45,600)	(26)
Issuance of common stock	256	1,342
Other	2,317	(400)

NET CASH USED IN FINANCING ACTIVITIES	(52,527)	(207,500)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(16)	49

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,917)	(83,607)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,341	196,809

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$171,424	$113,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$10,501	$16,816
Income taxes - net	$17,744	$90,337

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three- and nine-month periods ended September 30, 2003. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in MII’s annual report on Form 10-K for the year ended December 31, 2002.

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

Due to the bankruptcy filing, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our condensed consolidated financial statements, and we account for our investment in B&W on the cost method. During the three months ended June 30, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the proposed settlement of the B&W bankruptcy proceedings of $110 million, including tax expense of $23.6 million. At September 30, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the nine months ended September 30, 2003 we recorded an aggregate increase in the provision of $8.2 million, including associated tax expense of $2.6 million, primarily due to an increase in our stock price. See Note 9 for information regarding recent developments in negotiations relating to the B&W Chapter 11 proceedings and a summary of the components of the settlement.

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

44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases.” In addition, it amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 as of January 1, 2003, and reclassified the extraordinary gain on extinguishment of debt we recorded in the nine months ended September 30, 2002, because (as a result of the change in accounting principles) it no longer meets the criteria for classification as an extraordinary item. We reclassified the gain of $0.5 million to other-net and the associated taxes of $0.2 million to the provision for income taxes.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”) that either do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For a variable interest in a VIE acquired before February 1, 2003, we will adopt FIN 46 as of January 1, 2004, the revised effective date. We do not believe we have any entities that require consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument within its scope to be classified as a liability. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of FAS 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. The adoption of SFAS No. 150 will have no material effect on our consolidated financial position or results of operations. Any future impact will depend on whether we enter into financial instruments within its scope.

NOTE 2 – STOCK-BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(Unaudited)
	(In thousands, except per share data)
Net income (loss), as reported	$11,784	$(357,056)	$(12,522)	$(591,865)
Add back: stock-based compensation cost included in net income (loss), net of related tax effects	623	874	1,978	3,864
Deduct: total stock-based compensation cost determined under fair-value-based method, net of related tax effects	(2,029)	(2,549)	(6,340)	(8,945)

Pro forma net income (loss)	$10,378	$(358,731)	$(16,884)	$(596,946)

Earnings (loss) per share:
Basic and diluted, as reported	$0.16	$(5.78)	$(0.26)	$(9.69)
Basic and diluted, pro forma	$0.16	$(5.78)	$(0.26)	$(9.69)

NOTE 3 – DISCONTINUED OPERATIONS

We completed the sale of Menck GmbH (“Menck”), a component of our Marine Construction Services segment, on August 29, 2003. We have reported the gain on sale and results of operations for Menck in discontinued operations, and Menck is classified at December 31, 2002 as an asset held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, for the three and nine months ended September 30, 2003, we have reported the results of operations for Menck in discontinued operations. We have reclassified our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2002 for consistency to reflect the current year treatment of Menck as a discontinued operation. At December 31, 2002, we reported Menck’s assets totaling approximately $19.7 million in other current assets and Menck’s liabilities totaling approximately $6.5 million in other current liabilities in our condensed consolidated balance sheets.

At September 30, 2002, we classified our subsidiary Hudson Products Corporation (“HPC”) as an asset held for sale, and accordingly, for the three and nine months ended September 30, 2002, we reported the results of operations for HPC in discontinued operations. We completed the sale of HPC on July 10, 2002.

Condensed financial information for our discontinued operations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(Unaudited)
		(In thousands)
Revenues	$3,280	$6,184	$19,871	$40,644
Income (Loss) before Provision for Income Taxes	$413	$(283)	$3,763	$1,658

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

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

Substantially all our asset retirement obligations relate to the remediation of our Nuclear Analytical Laboratory in our Government Operations segment. The following table reflects actual and pro forma information for our asset retirement obligations:

	Nine months ended	Year ended
	September 30,	December 31,
	2003	2002

		(pro forma)
	(Unaudited)
	(In thousands)
Balance at beginning of period	$6,423	$5,784
Accretion expense	532	639

Balance at end of period	$6,955	$6,423

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ deficit are as follows:

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$(30,171)	$(30,659)
Net Unrealized Gain on Investments	14	675
Net Unrealized Gain on Derivative Financial Instruments	847	1,084
Minimum Pension Liability	(457,526)	(457,526)

Accumulated Other Comprehensive Loss	$(486,836)	$(486,426)

NOTE 6 – INVESTIGATIONS AND LITIGATION

In June 1998, Shell Offshore, Inc. and several related entities filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (the “Shell Litigation”). As detailed in Note 10 of our annual report on Form 10-K for the year ended December 31, 2002, various other parties intervened as plaintiffs in the Shell Litigation and we had executed settlement agreements with many of them. In April 2003, we agreed to a settlement in principle with Amerada Hess Corporation. In June 2003, the court issued a dismissal of the Amerada Hess Corporation litigation against us. We have recently executed a settlement agreement with Shell, and the Court has entered an order of dismissal of the Shell Litigation against us. In the Norway litigation, Statoil has entered into a settlement agreement with us, and the Statoil case will be dismissed in due course. The only material claims remaining are those asserted by Chevron – Texaco and Marathon Oil, which we will vigorously defend. We do not believe that a material loss, above amounts already provided for, with respect to these matters is likely.

In December 1998, a subsidiary of JRM (the “Operator Subsidiary”) was in the process of installing the south deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc.

(“Texaco”) when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. This lawsuit was filed in the U. S. District Court for the Eastern District of Louisiana against a number of parties, some of which brought third-party claims against the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel that attempted the lift of the deck module (the “Owner Subsidiary”). Both the Owner Subsidiary and the Operator Subsidiary were subsequently tendered as direct defendants to Texaco. In addition to Texaco’s claims in the federal court action, damages for the loss of the south deck module have been sought by Texaco’s builder’s risk insurers in claims against the Owner Subsidiary and the other defendants, excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder’s risk insurers in the federal court proceeding approximate $280 million. Texaco’s federal court claims against the Operator Subsidiary were stayed in favor of a pending binding arbitration proceeding between them required by contract, which the Operator Subsidiary initiated to collect $23 million due for work performed under the contract, and in which Texaco also sought the same consequential damages and uninsured losses as it seeks in the federal court action, and also seeks approximately $2 million in other damages not sought in the federal court action. The federal court trial, on the issue of liability only, commenced in October 2001. On March 27, 2002, the Court orally found that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco. On May 6, 2002, the Owner Subsidiary filed a notice of appeal of the April 5, 2002 order, which appeal it subsequently withdrew without prejudice for technical reasons. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary’s motion for dismissal against Texaco’s builder’s risk underwriters. A final judgment was entered by the district court on October 30, 2003 from which an appeal could be taken. The trial in the binding arbitration proceeding commenced on January 13, 2003, proceeded on various intermittent dates thereafter, and is presently scheduled for additional dates to conclude in December 2003, with final briefs likely to be filed in January 2004. Although the Owner Subsidiary is not a party to the arbitration, we believe that the claims against the Owner Subsidiary, like those against the Operator Subsidiary, are governed by contractual provisions which waive the recovery of consequential damages against the Operator Subsidiary and its affiliates. We plan to vigorously pursue the arbitration proceeding and any appeals process, if necessary, in the federal court action, and we do not believe that a material loss, above amounts already provided for, with respect to these matters is likely. In addition, we believe our insurance will provide coverage for the builder’s risk and consequential damage claims in the event of liability. However, the ultimate outcome of these proceedings is uncertain, and an adverse ruling in either the arbitration or any bonding requirements applicable to any appeal from an adverse ruling, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

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

On or about August 5, 2003, certain underwriters at Lloyd’s, London and certain London Market companies (the “London Insurers”) commenced a new adversary proceeding against B&W in the Bankruptcy Court for the Eastern District of Louisiana, which makes allegations similar to those made in the prior adversary action. The complaint of the London Insurers alleges that B&W anticipatorily repudiated the 1990 settlement agreement between B&W and the London Insurers. The alleged anticipatory repudiation is based primarily on B&W’s submission of the Joint Plan to the Bankruptcy Court. The complaint alleges that the London Insurers’ claims from the first adversary action that were ruled to be premature are now ripe for adjudication, given that B&W has reached agreement on a consensual plan of reorganization with the representatives of asbestos claimants. In addition to seeking unspecified damages for this alleged anticipatory repudiation, the complaint also seeks declaratory relief as to the London Insurers’ obligations to indemnify B&W for its asbestos-related claims and seeks to prevent the assignment of rights to asbestos bodily injury coverage to the Asbestos PI Trust. On or about August 6, 2003, a similar lawsuit was filed in the District Court by the London Insurers against MII. The London Insurers’ also filed a motion to withdraw the reference with respect to the action pending in the Bankruptcy Court, seeking to transfer it from the Bankruptcy Court to the District Court. B&W and MII have each filed motions to dismiss or, in the alternative, to stay the actions filed against each of them by the London Insurers. The Court has not ruled on the London Insurers’ motion to withdraw the reference or on B&W’s or MII’s motion to dismiss or stay. No discovery has been taken in either case. However, we do not believe that a material loss with respect to these matters is likely.

On or about August 22, 2003, Continental Insurance Co. (“Continental”) commenced an action in the Eastern District of Louisiana against MII and MI which makes allegations similar to those made in the prior adversary actions. The complaint of Continental alleges, among other things, that MII anticipatorily repudiated the settlement agreement MII and B&W had entered into in 2000 with Continental relating to insurance payments by Continental as a result of asbestos-related products liability claims.

On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, “Travelers”) filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called “non-products” asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court, and the Asbestos Claimants Committee (the “ACC”) and the Future Claimants Representative (the “FCR”) have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers’ complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos “non-products” liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers’ duties and obligations with respect to coverage for B&W’s asbestos-related liabilities. The Court has bifurcated the case into two phases, with Phase I addressing the issue of whether previous agreements between the parties served to release Travelers from any coverage responsibility for asbestos “non-products” claims and Phase II addressing whether, in the absence of such a release, Travelers would be obligated to cover any additional asbestos-related bodily injury claims asserted against B&W. After discovery was completed, the parties filed cross-motions for summary judgment on Phase I issues. On August 22, 2003, the Court granted summary judgment to B&W, the ACC, the FCR, MI and MII, and against Travelers, finding that the agreements did not release Travelers from all asbestos liability and further finding that MII and MI were not liable to indemnify Travelers for asbestos-related non-products claims under those agreements. One of our captive insurers reinsured certain coverages provided by Travelers to B&W, and therefore, our captive insurer may have certain exposures, subject to the terms, conditions and limits of liability of the reinsurance coverages, in the event Travelers is ultimately found liable for any amounts to B&W, on account of asbestos-related non-products personal injury claims. The issue of whether Travelers will have any additional coverage liability to B&W will be considered in Phase II of the litigation, which has not yet commenced.

On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding in the U.S. Bankruptcy Court for the Eastern District of Louisiana against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W’s cancellation of a $313 million note receivable and B&W’s transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W’s claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceeding to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W’s solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the Bankruptcy Court found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and the FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and the FCR that we believe are resolved by the February 8, 2002 ruling. By Order and Judgment dated April 17, 2002, the Bankruptcy Court granted this motion and dismissed all claims asserted in complaints filed by the ACC and the FCR regarding the 1998 transfer of certain assets from B&W to its parent, and dismissed the proceeding with prejudice. On April 26, 2002, the ACC and the FCR filed a notice of appeal of the April 17, 2002 Order and Judgment and on June 20, 2002 filed their appeal brief. On July 22, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed their brief in opposition. The ACC and the FCR have not yet filed their reply brief pending discussions regarding settlement and a consensual joint plan of reorganization. If a consensual joint plan of reorganization is confirmed, the ACC and the FCR have agreed to dismiss this appeal with prejudice. In addition, an injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 proceedings, extends through January 12, 2004.

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

We have been advised by the New York Stock Exchange that it is reviewing transactions in MII securities prior to our May 6, 2003 earnings announcement. We have provided all information requested by the NYSE, and intend to cooperate fully with its review.

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

On July 8, 2003, Bay Ltd. (“Bay”), a subcontractor for two of JRM’s spar projects, the Medusa project and the Devils Tower, filed a demand for arbitration in Houston, Texas seeking approximately $32.2 million in damages and (1) asserting a cause of action for breach of contract, among others; (2) asserting a lien under Louisiana law on the Medusa deck assembly, and seeking to have the security foreclosed, a sale directed and the proceeds applied towards the debt allegedly owed to Bay by JRM; (3) asserting a Texas constitutional lien on the Devils Tower deck, and seeking to have that security foreclosed; and (4) seeking an injunction enjoining JRM from removing or permitting removal of the Devils Tower deck from the Harbor Island facility in Texas. Additionally, in July 2003, we received notice that Bay filed a Statement of Privilege in the mortgage records of Plaquemines Parish, Louisiana, claiming a statutory lien in excess of $24.4 million against the Medusa facility under the Louisiana Oil Well Lien Act (“LOWLA”) and also filed a UCC financing statement in the mortgage records of Plaquemines Parish also purportedly pursuant to LOWLA. Bay has also, by correspondence, continued to assert that it has a Texas lien on the Medusa spar platform for the same amount.

On July 17, 2003, JRM filed a Complaint and Motion to Compel Arbitration in the U.S. District Court for the Southern District of Texas against Bay seeking, among other things, specific performance and a declaration of its rights relating to the Devils Tower project, including but not limited to, a declaration that Bay is not excused from any of its obligations, and further, seeking injunctive relief to restrain Bay from taking any action to impose or to enforce any existing or future liens; affirmatively requiring Bay to take all steps necessary to remove any liens under Texas law; and restraining and enjoining Bay from continuing to pursue or moving forward with the prosecution of any claims against JRM in arbitration. Lastly, the federal court complaint seeks to compel arbitration of the Devils Tower disputes pursuant to the applicable provisions of the spar agreement.

In addition, JRM filed a Complaint for Preliminary and Permanent Injunctive Relief and for Damages in the U.S. District Court for the Eastern District of Louisiana with regard to claims against Bay arising from Bay’s performance of work on the Medusa project. In that complaint JRM seeks in excess of $10 million as a result of Bay’s various breaches of contract, and further, JRM requests injunctive relief enjoining the arbitration filed by Bay from proceeding.

JRM also filed a “Petition for Declaratory Judgment and Writ of Mandamus” to compel cancellation of the inscription of lien in the mortgage records in the 25th Judicial Court for the Parish of Plaquemines, Louisiana, seeking a declaration that Bay has no right to claim a lien pursuant to LOWLA and directing Bay to cancel and erase Bay’s inscription of a statement of privilege. Bay removed that action to federal court.

In addition, Bay filed a counterclaim in the proceedings in the U.S. District Court for the Eastern District of Louisiana, seeking damages of approximately $24 million and enforcement of its alleged lien rights. Bay’s asserted damages are essentially the same damages Bay is claiming in its arbitration demand. Bay later amended the counterclaim to allege other Louisiana-based liens, in addition to the liens previously asserted. The two actions pending in the U.S. District Court for the Eastern District of Louisiana have been consolidated.

Bay also filed pleadings in state court in Nueces County, Texas, in which Bay seeks a writ against the Devil’s Tower topsides. That action has been removed to federal court in Texas.

We plan to vigorously defend the Bay arbitration and counterclaim and pursue the proceedings we have filed. We have provided for our estimated losses in these matters as part of related contract costs, and we do not believe any additional material loss with respect to these matters is likely. However, the ultimate outcome of these proceedings is uncertain and an adverse ruling, either in the arbitration or the court proceedings, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

In a recent decision by an arbitrator hearing one of our claims related to a project in India completed in the 1980s, we received a favorable award for a portion of our claim that, with interest added, is approximately $50 million. This decision is subject to appeal. We have a remaining claim which could have an additional total value of approximately $50 million, including interest, which has not yet been decided by the arbitrator, and would also be subject to appeal. We have not recognized as income any amounts associated with the award or the remaining claim, as collection of these amounts is uncertain.

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

Other than as noted above, the following legal proceedings have had no change in status from that disclosed in Item 3 – “Legal Proceedings,” included in Part I of MII’s annual report on Form 10-K for the year ended December 31, 2002:

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

NOTE 7 — SEGMENT REPORTING

For the three and nine months ended September 30, 2003, we have reported the results of operations of Menck in discontinued operations. Menck was previously included in our Marine Construction Services segment. Segment information for the three and nine months ended September 30, 2002 has been restated to reflect this change. Otherwise, we have not changed our basis of segmentation or our basis of measurement of segment profit or loss from our last annual report. An analysis of our operations by segment is as follows:

     Segment Information for the Three and Nine Months Ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(Unaudited)
		(In thousands)
REVENUES:
Marine Construction Services	$512,347	$276,843	$1,375,359	$855,437
Government Operations	133,031	136,255	378,262	389,161
Power Generation Systems	—	17,846	—	46,881
Adjustments and Eliminations(1)	(44)	(7)	(75)	(56)

	$645,334	$430,937	$1,753,546	$1,291,423

OPERATING INCOME (LOSS):
Segment Operating Income (Loss):
Marine Construction Services	$10,469	$(57,155)	$12,857	$(87,457)
Government Operations	15,356	7,389	45,751	28,959
Power Generation Systems	(188)	(1,488)	(566)	(2,597)

	$25,637	$(51,254)	$58,042	$(61,095)

Gain (Loss) on Asset Disposal and Impairments — Net:
Marine Construction Services	$1,313	$(312,657)	$2,980	$(312,802)
Government Operations	4	—	426	1

	$1,317	$(312,657)	$3,406	$(312,801)

Equity in Income (Loss) of Investees:
Marine Construction Services	$144	$(530)	$(433)	$1,246
Government Operations	6,038	4,837	19,332	15,826
Power Generation Systems	275	162	683	(2,651)

	$6,457	$4,469	$19,582	$14,421

OPERATING INCOME (LOSS):
Marine Construction Services	$11,926	$(370,342)	$15,404	$(399,013)
Government Operations	21,398	12,226	65,509	44,786
Power Generation Systems	87	(1,326)	117	(5,248)

	33,411	(359,442)	81,030	(359,475)
Write-off of investment in B&W	—	—	—	(224,664)
Other unallocated	—	(1,452)	—	(1,452)
Corporate	(25,025)	(6,345)	(72,627)	(20,303)

TOTAL	$8,386	$(367,239)	$8,403	$(605,894)

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Marine Construction Services Transfers	$42	$7	$55	$56
Government Operations Transfers	2	—	20	—

	$44	$7	$75	$56

NOTE 8 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(Unaudited)
	(In thousands, except shares and per share amounts)
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$10,135	$(366,314)	$(20,787)	$(602,363)
Income from discontinued operations	1,649	9,258	4,555	10,498
Cumulative effect of accounting change	—	—	3,710	—

Net income (loss)	$11,784	$(357,056)	$(12,522)	$(591,865)

Weighted average common shares	64,364,565	62,035,050	63,943,128	61,586,655

Basic earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.16	$(5.91)	$(0.33)	$(9.78)
Income from discontinued operations	$0.03	$0.15	$0.07	$0.17
Cumulative effect of accounting change	$—	$—	$0.06	$—
Net income (loss)	$0.18	$(5.76)	$(0.20)	$(9.61)
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$10,135	$(366,314)	$(20,787)	$(602,363)
Income from discontinued operations	1,649	9,258	4,555	10,498
Cumulative effect of accounting change	—	—	3,710	—

Net income (loss)	$11,784	$(357,056)	$(12,522)	$(591,865)

Weighted average common shares (basic)	64,364,565	62,035,050	63,943,128	61,586,655
Effect of diluted securities:
Stock options and restricted stock	2,373,146	—	—	—

Adjusted weighted average common shares and assumed conversions	66,737,711	62,035,050	63,943,128	61,586,655

Diluted earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.15	$(5.91)	$(0.33)	$(9.78)
Income from discontinued operations	$0.02	$0.15	$0.07	$0.17
Cumulative effect of accounting change	$—	$—	$0.06	$—
Net income (loss)	$0.18	$(5.76)	$(0.20)	$(9.61)

For the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002, incremental shares of 1,634,101, and 2,088,030 and 2,045,335, respectively, related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been antidilutive.

NOTE 9 – THE BABCOCK & WILCOX COMPANY

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

On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. (collectively, the “Debtors”). The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through January 12, 2004.

Insurance Coverage and Claims

Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At September 30, 2003, receivables of $20.7 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Currently, certain insurers are refusing to reimburse the Debtors for these receivables until the Debtors’ assumption, in bankruptcy, of their pre-bankruptcy filing contractual reimbursement arrangements with such insurers.

Pursuant to the Bankruptcy Court’s order, a March 29, 2001 bar date was set for the submission of allegedly unpaid pre-Chapter 11 settled asbestos claims and a July 30, 2001 bar date for all other asbestos personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo/Parks Township facilities against the Debtors. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. The Debtors have accepted approximately 8,910 as pre-Chapter 11 binding settled claims at this time, with an aggregate liability of approximately $69 million. The Bankruptcy Court has disallowed approximately 33,000 claims as settled claims, and the Debtors are in the process of challenging virtually all the remaining claims. If the Bankruptcy Court determines these claims were not settled prior to the filing of the Chapter 11 petition, these claims may be refiled as unsettled personal injury claims. As of July 30, 2001, approximately 223,000 additional asbestos personal injury claims, 60,000 related party claims, 183 property damage claims, 225 derivative asbestos claims and 571 claims relating to the Apollo/Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 15,000 additional personal injury claims were filed, including approximately 10,000 claims originally filed as allegedly settled claims that were disallowed by the Bankruptcy Court as settled claims and subsequently refiled as unsettled personal injury claims. Approximately 3,900 additional related party claims, 28 property damage claims, 218 derivative claims and 3 Apollo/Parks Township claims also were filed since the July 30, 2001 bar date. A bar date of January 15, 2003 was set for the filing of certain general unsecured claims. As of January 15, 2003, approximately 2,700 general unsecured claims were filed, and the Debtors commenced an analysis of these claims and filed objections to many of them. These include claims filed by various insurance companies seeking recovery from the Debtors under various theories, and priority tax claims, which appear to be estimates of liability by taxing authorities for ongoing audits of MI. The Debtors believe that these claims are without merit and are contesting them. The Debtors continue to analyze the claims filed by the January 15, 2003 bar date. The estimated total alleged liability, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage insurance coverages. The Debtors filed a proposed Litigation Protocol with the U. S. District Court on October 18, 2001, setting forth the intention of the Debtors to challenge all unsupported claims and taking the position that a significant number of those claims may be disallowed by the Bankruptcy Court. The ACC and the FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims. No decision was rendered by the Court and these matters were stayed pending the consensual settlement negotiations between the parties.

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

This agreement in principle has been reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, together with a third amended joint disclosure statement. On July 7, 2003, the Bankruptcy Court ruled that the third amended joint disclosure statement was adequate for purposes of soliciting votes on whether to accept or reject the proposed plan of reorganization and, on July 21, 2003, that solicitation commenced. The voting deadline for the claimants entitled to vote on the proposed plan of reorganization was August 29, 2003, and objections to confirmation were due by that date. The voting deadline was extended by order of the Bankruptcy Court to November 25, 2003 for holders of asbestos personal injury claims in Class 6. The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. These hearings will continue on an intermittent schedule until complete. The process of finalizing and implementing the proposed settlement could continue for more than a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

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

As of December 31, 2002, we established an estimate for the cost of the proposed settlement of $110 million, including tax expense of $23.6 million, reflecting the present value of our contemplated contributions to the trusts as outlined above. At September 30, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the nine months ended September 30, 2003 we recorded an aggregate increase in the provision of $8.2 million, including associated tax expense of $2.6 million. The provision for the estimated cost of the proposed settlement is comprised of the following:

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
Promissory notes to be issued	$83,054	$83,081
MII common shares to be issued	27,123	20,805
Share price guaranty obligation	49,176	42,026
Other	3,435	3,435
Estimated impact of tax separation and sharing agreement	(33,226)	(29,000)
Forgiveness of certain intercompany balances	(37,543)	(33,970)

Total	$92,019	$86,377
Plus: tax expense	26,183	23,593

Net provision for estimated cost of settlement	$118,202	$109,970

The fair value of the promissory notes to be issued was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. The MII common shares to be issued were valued at our closing stock price on September 30, 2003 and December 31, 2002 of $5.71 and $4.38, respectively. The fair value of the share price guaranty obligation as of each of those dates was based on a present value calculation using our closing stock price on that date, assuming the number of shares to be issued is approximately 11.1 million at September 30, 2003 and 12.5 million at December 31, 2002. The estimated impact of the tax separation and sharing agreement was based on a present value of projected future tax reimbursements to be received pursuant to such arrangement between MI and B&W. If the proposed settlement is finalized, the final value of the overall settlement may differ significantly from the estimates currently recorded depending on a variety of factors, including changes in market conditions and the market value of our common shares when issued. Accordingly, we will revalue the estimate of the proposed settlement on a quarterly basis and at the time the securities are issued.

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

Remaining Issues to be Resolved

Even assuming all requisite approvals of the proposed plan of reorganization and the proposed settlement are obtained, there are a number of issues and matters to be resolved prior to finalization of the B&W Chapter 11 proceedings. Remaining issues and matters to be resolved include, among other things, the following:

•	the ultimate asbestos liability of the Debtors;

•	the outcome of negotiations with our insurers as to additional amounts of coverage of the Debtors and their participation in the funding of the settlement trusts;

•	the Bankruptcy Court’s decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings;

•	the outcome of objections and potential appeals involving approval of the disclosure statement and confirmation of the plan of reorganization;

•	conversion of B&W’s debtor-in-possession financing to exit financing;

•	the pension plan spin-off;

•	the continued ability of our insurers to reimburse B&W and its subsidiaries for payments made to asbestos claimants and the resolution of claims filed by insurers for recovery of insurance amounts previously paid for asbestos personal injury claims; and

•	other insurance related issues.

Debtor-In-Possession Financing

In connection with the bankruptcy filing, the Debtors entered into a $300 million debtor-in-possession revolving credit facility (the “DIP Credit Facility”), which was subsequently reduced to $227.5 million, with a group of lenders providing for a term currently scheduled to expire in February 2004. All amounts owed under the facility have a super-priority administrative expense status in the bankruptcy proceedings. The Debtors’ obligations under the facility are (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100 million in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. There were no borrowings under this facility at September 30, 2003 or December 31, 2002.

A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the “Pre-existing LCs”), $2.9 million of which remains outstanding at September 30, 2003. MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of September 30, 2003, approximately $169.7 million in letters of credit has been issued under the DIP Credit Facility of which approximately $44.3 million was to replace or backstop Pre-existing LCs.

In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. At September 30, 2003, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $101.2 million, of which approximately $94.9 million relates to bonds issued after February 21, 2000.

As to the guarantee and indemnity obligations related to B&W’s letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

Financial Results and Reorganization Items

Summarized financial data for B&W is as follows:

INCOME STATEMENT INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003		2002

	(Unaudited)
	(In thousands)
Revenues	$318,542	$316,937	$1,051,796		$1,100,997
Income (Loss) before Provision for Income Taxes	$18,281	$17,267	$(16,599	)(1)	$66,220
Net Income (Loss)	$15,409	$10,012	$(22,867)		$37,036

(1)	Includes a provision totaling $64.5 million for an increase in B&W’s asbestos liability.

BALANCE SHEET INFORMATION

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(In thousands)
Assets:
Current Assets	$717,990	$709,730
Non-Current Assets	1,559,549	1,547,342

Total Assets	$2,277,539	$2,257,072

Liabilities:
Current Liabilities	$517,183	$551,228
Non-Current Liabilities(1)	1,806,877	1,743,737
Stockholder’s Deficit	(46,521)	(37,893)

Total Liabilities and Stockholder’s Deficit	$2,277,539	$2,257,072

(1)	Includes liabilities subject to compromise of approximately $1.8 billion, which primarily result from asbestos-related issues.

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

NOTE 10 – RISKS AND UNCERTAINTIES

During 2002, our Marine Construction Services segment experienced material losses totaling $149.3 million on its three EPIC spar projects: Medusa, Devils Tower and Front Runner. In the quarter ended September 30, 2003, we recorded additional losses of approximately $20 million relating primarily to Front Runner. At September 30, 2003, the percent complete of each of these projects was as follows:

Medusa	100%
Devils Tower	85%
Front Runner	65%

These contracts are first-of-a-kind as well as long term in nature. We have experienced schedule delays and cost overruns on these contracts that have adversely impacted our financial results. These projects continue to face significant issues. In addition to the remaining warranty periods, the primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. (See Note 6 for more information.)

As disclosed in Note 11 to our annual report on Form 10-K for the year ended December 31, 2002, the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower were attributable to remedial activities undertaken with regard to the paint application, and on March 21, 2003, we filed an action against the paint vendors for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to schedule, paint and pile installation issues. Since then, all of the piles and the hull for Devils Tower have been successfully installed. The topsides are substantially complete and are scheduled for installation in late November 2003. Substantial completion of Devils Tower is scheduled for early January 2004. However, our ability to remain on schedule is a continuing risk facing this project and an unexpected extension of the schedule beyond that currently reflected in the forecast could expose us to additional costs and liquidated damages above those recorded at September 30, 2003.

The Front Runner hull has been completed and is on a transport barge scheduled to arrive in the Gulf of Mexico in December 2003. The topsides are being fabricated by a subcontractor and are scheduled for installation in early May 2004. The key remaining issues for the Front Runner contract relate to completion of the topsides and the resulting potential of additional liquidated damages of approximately $2.9 million due to schedule slippage either by JRM or one or more of the subcontractors. At September 30, 2003, we have provided for our estimated losses on these contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs, and these may continue to be significant in future periods.

In June 2003, we announced that JRM encountered weather-related problems on the pipelay portion of the Carina & Aries Field Development Project Phase 1 (“Carina Aries”) off the coast of southern Argentina. On June 11, 2003, due to a sudden change in the weather, the Derrick Barge 60 (the “DB60”) was unable to abandon the pipe being laid before the weather caused the pipe to break and caused damage to some pipe-laying equipment and the DB60. JRM suspended work on this project, completed an assessment of remedial actions required to complete the project and completed repairs to the DB60. Based on a signed term sheet with the customer, we have provided for our best estimate of the total cost to complete this project and recorded losses totaling $41.9 million for the nine months ended September 30, 2003. During the third quarter of 2003, we recorded a claim under the contract of $4.1 million relating to recovery of damages to the pipeline being installed at the time of the incident. On October 30, 2003, we signed a change order and addendum to the master agreement with the customer. This agreement, among other things, reduces JRM’s liquidated damages and risk of loss exposures, transfers weather risk to the customer and changes the contract from a lump-sum contract to a partial lump-sum and unit rate contract. However, significant risks remain which could result in significant additional costs being incurred in the future. Such costs could have a material adverse impact on our results of operations, financial condition and cash flow.

Our recent operating results and cash flows have been adversely affected by material losses on the three spar contracts and the Carina Aries contract discussed above. Each of these contracts involved a first-of-a-kind project entered into on a fixed-price basis during 2001 and early 2002. Given the risks inherent in fixed price contracts, we continue to have difficulty estimating costs to complete and, therefore, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods as our backlog continues to contain several fixed-price contracts.

NOTE 11 – LIQUIDITY

As a result of continued losses on JRM’s three EPIC spar projects and the Carina Aries project in Argentina, we expect JRM to experience negative cash flows for 2003 and for the first three quarters of 2004. Completion of these projects has, and will continue to strain JRM’s liquidity. In addition, we have incurred, on a consolidated basis, negative cash flows for the first three quarters of 2003 and expect to incur negative cash flows for the remainder of 2003 and in the first three quarters of 2004 as a result of JRM’s performance. We intend to fund JRM’s forecasted negative cash flows for the remainder of 2003 and the first three quarters of 2004 of $110 million to $135 million through additional third party borrowings, intercompany loans from MII and sales of nonstrategic marine assets. MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments.

Our ability to obtain financing for JRM will depend on numerous factors, including JRM’s operating performance and overall market conditions including potential third party lenders. If we are unable to obtain additional third party financing for JRM to fund forecasted negative cash flows or sell JRM assets, we expect JRM will be unable to meet its working capital needs in the first quarter of 2004. These factors cause substantial doubt about JRM’s ability to continue as a going concern. If JRM is unable to access third party financing, JRM would have to consider various alternatives including a potential restructuring or filing for receivership. Under such circumstances, our lenders could demand cash collateral for outstanding letters of credit. If JRM is unable to provide the necessary cash collateral, the lenders could elect to enforce their rights to receive all cash collections on JRM’s trade accounts receivable. Under the loan documents, the lenders also have the option to enforce the parent company guarantee provided by MII under the credit facility or to enforce rights in security agreements covering other collateral in the form of JRM or MI stock. We do not believe this is likely as we anticipate that JRM will have excess collateral available in the form of JRM’s accounts receivable and other assets currently securing the lenders position on letters of credit or borrowings outstanding. However, if the lenders elect to enforce the parent guarantee, MII will have difficulty obtaining sufficient cash or other liquid resources available to fund the JRM letters of credit ($49.7 million as of September 30, 2003, net of restricted cash of $7.9 million under the credit facility), should the lenders choose to require MII to cash collateralize a significant amount of JRM’s outstanding letters of credit or repay any outstanding borrowings of up to $10 million.

We also intend to refinance BWXT on a stand-alone basis and have received a commitment letter from a commercial bank to underwrite a three year $125 million revolving credit facility. This commitment is subject to various conditions including the successful refinancing of JRM on a stand-alone basis.

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

In March 2003, Moody’s Investor Service lowered MI’s credit rating from B2 to B3. In April 2003, Standard and Poor’s also lowered our corporate credit rating from B to CCC+ and our senior debt rating from B to CCC-. These factors may further impact our access to capital and our ability to refinance our existing credit facility, which is scheduled to expire in April 2004. In addition, on October 17, 2003, Standard & Poor’s Rating Services placed its CCC+ corporate credit ratings on MII and MI on CreditWatch with positive implications because of the expectation that we will successfully replace our current credit facility with stand-alone financing at our subsidiaries, improving our liquidity and reducing our financial stress.

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

In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	the continued strength of the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the deregulation of the U.S. electric power market;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit facilities, availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	operating risks normally incident to offshore marine construction operations;

•	our ability to replace or extend our current credit facility on or before April 30, 2004, given our recent results of operations and our current credit rating;

•	the ability of JRM to maintain its forecasted financial performance, including its ability to manage costs associated with its lump-sum contracts;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings and in connection with the proposed settlement involving B&W, certain of its subsidiaries and MII;

•	the impact of legislation recently proposed by members of the U.S. Senate that would create a privately funded, federally administered fund for a national asbestos injury claims program;

•	the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999, and the related ruling issued on April 17, 2002;

•	the potential impact on available insurance due to the recent increases in bankruptcy filings by asbestos-troubled companies;

•	the potential impact on our insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

•	legislation recently proposed by members of the U.S. Congress that, if enacted, could reduce or eliminate the tax advantages we derive from being organized under the laws of the Republic of Panama;

•	proposed legislation that, if enacted, could limit or prohibit us from entering into contracts with the U.S. Government;

•	changes in existing environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East and Southeast Asia;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit;

•	the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.

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

The amount of revenues we generate from our Marine Construction Services segment largely depends on the level of oil and gas development activity in the world’s major hydrocarbon-producing regions. Our revenues from this segment reflect the variability associated with the timing of significant oil and gas development projects. Our Marine Construction Services segment’s revenues have increased during 2003, primarily for deepwater projects and projects in the Azerbaijan sector of the Caspian Sea. While its revenues have been increasing, JRM has incurred substantial losses on several projects contracted for on a lump-sum basis. We expect revenues to decline in 2004 from 2003 levels. JRM’s future success will require it to complete projects within budgeted cost amounts. (See notes 10 and 11 to our condensed consolidated financial statements.) We are continuing our strategic analysis of our Gulf of Mexico marine business and are continuing to explore a number of actions to improve our ability to compete in this market on a rational basis. These actions may include downsizing our operational support base, selling or disposing of some of our marine equipment and other cost cutting measures. These factors may have a significant impact on our anticipated Marine Construction Services segment income in future periods.

The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, BWXT is a significant participant in the defense industry. We recognized an increase in bookings during 2002 that has allowed us to reach a record backlog in our Government Operations. Additionally, with BWXT’s unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is poised to continue to participate in the continuing cleanup and management of the Department of Energy’s nuclear sites and weapons complexes.

As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and we have been presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the year ended December 31, 2002. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, at December 31, 2002, we established an estimate for the cost of the proposed settlement of the B&W bankruptcy proceedings of $110 million, including related tax expense of $23.6 million. At September 30, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the nine months ended September 30, 2003 we recorded an aggregate increase in the provision of $8.2 million, including associated tax expense of $2.6 million, primarily due to an increase in our stock price. See Note 9 to our condensed consolidated financial statements for details regarding this estimate and for further information relating to the B&W Chapter 11 proceedings.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. THREE MONTHS ENDED SEPTEMBER 30, 2002

Marine Construction Services

Revenues increased 85% to $512.3 million in the quarter ended September 30, 2003. The improvement in revenues resulted from increased fabrication and marine installation projects in all geographic areas other than in the Gulf of Mexico, where marine activity declined approximately 8% compared to the quarter ended

September 30, 2002. Major projects contributing to revenues in the third quarter of 2003 included the following:

•	topside fabrication contract for BP’s deepwater projects in the Gulf of Mexico;

•	AIOC contracts for fabrication of topsides and marine installation of topsides and pipelines in the Azerbaijan sector of the Caspian Sea;

•	wellhead deck and jacket fabrication and marine installation project offshore Qatar for an ExxonMobil affiliate;

•	fabrication of platforms and installation of subsea cables for a Middle Eastern operator;

•	fabrication and installation of decks for an operator offshore Vietnam;

•	fabrication of wellhead platforms and a topside for a FPSO and pipeline installation in Indonesia;

•	Devils Tower and Front Runner EPIC Spar projects; and

•	platform fabrication and pipelay project for Total in Argentina.

Segment operating income for the quarter ended September 30, 2003 was $10.5 million, compared to segment operating loss of $57.2 million for the quarter ended September 30, 2002. Each of the projects listed above contributed to operating income for the 2003 third quarter with the exception of the Indonesian project and the Argentina project, where we recorded no profit, and the Devils Tower and Front Runner EPIC spars, where we recorded additional cost overruns of approximately $20 million. The cost overruns, which were primarily on the Front Runner, resulted from additional manhours to fabricate the spar hull, which is now complete and is in transit to the Gulf of Mexico, and estimated additional costs to complete the topsides, which are being fabricated by a subcontractor and were approximately 65% complete at the end of the third quarter of 2003. The third quarter of 2002 included losses of $65.2 million on three EPIC spar projects.

Gain (loss) of assets disposals for the quarter ended September 30, 2003 included a $1.2 million gain on the sale of assets associated with operations in Europe that are no longer active, and for the quarter ended September 30, 2002 included a $313.0 million write off of goodwill.

Equity in income of investees was $0.1 million in the quarter ended September 30, 2003 compared to a loss of $0.5 million in the quarter ended September 30, 2002. The third quarter of 2002 included losses associated with an international joint venture, offset by income from a European joint venture, which is no longer active, and income from our Spars International joint venture.

Government Operations

Revenues decreased $3.2 million to $133.0 million, primarily due to lower volumes from our management and operating contract at the U. S. Government-owned facility in Miamisburg, Ohio. We are no longer the prime contractor but are now a subcontractor for this site and record only our fee in revenues rather than the full revenues from the contract. In addition, there were decreases in volume from our commercial work. This was partially offset by higher volumes from the manufacture of nuclear components for certain U.S. Government programs and our commercial nuclear environmental services.

Segment operating income, which is before equity in income from investees, increased $8.0 million to $15.4 million primarily due to higher volume and margins from the manufacture of nuclear components for certain U.S. Government programs resulting from higher earned engineering hours and favorable cost declarations due to improved cost and efficiencies. In addition, there was lower spending on fuel cell research and development projects and improved margins on our commercial nuclear environmental services. This was partially offset by lower volume for the management and operating contract for the Mound site. There were also higher general and administrative expenses due to increased facility management oversight costs and increased regulatory compliance costs.

Equity in income from investees increased $1.2 million to $6.0 million, primarily due to increased operating results from several of our joint ventures operating in Idaho, Louisiana and Tennessee.

Corporate

Corporate expenses increased $18.7 million to $25.0 million, primarily due to higher qualified pension plan expenses as a result of changes in our discount rate and plan asset performance. Also, the results of our captive insurers were lower in the quarter ended September 30, 2003 compared with the quarter ended September 30, 2002.

Other Income Statement Items

Interest income decreased $0.8 million to $0.7 million, primarily due to a decrease in investments and prevailing interest rates.

Interest expense increased $0.8 million to $3.8 million, primarily due to higher interest costs associated with our new credit facility.

Other-net improved $2.2 million to income of $0.3 million, primarily due to minority interest income associated with a JRM joint venture and an increase in foreign currency transaction gains.

Provision for (Benefit from) Income Taxes

For the quarter ended September 30, 2003, the $9.7 million of income from the reduction in the estimated cost of the proposed B&W bankruptcy settlement had associated tax effect of $1.5 million. In addition, for the quarter ended September 30, 2003, we increased our valuation allowance for the realization of deferred tax assets by $4.7 million to $236.9 million. For the quarter ended September 30, 2002, the impairment of the remaining goodwill resulting from the premium we paid on the acquisition of the minority interest in JRM in June 1999 had no associated tax benefit. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. NINE MONTHS ENDED SEPTEMBER 30, 2002

Marine Construction Services

Revenues increased 61% to $1.4 billion for the nine-month period ended September 30, 2003. The improvement in revenues resulted from increased fabrication and marine installation on the major projects listed below:

•	topsides fabrication contract for BP’s deepwater projects in the Gulf of Mexico;

•	AIOC contracts for fabrication of topsides and marine installation of topsides and pipelines in the Azerbaijan sector of the Caspian Sea;

•	wellhead deck and jacket fabrication and marine installation project offshore Qatar for an ExxonMobil affiliate;

•	fabrication of platforms and installation of subsea cables for a Middle Eastern operator;

•	fabrication and installation of decks for an operator offshore Vietnam;

•	fabrication of wellhead platforms and topsides for a FPSO and pipeline installation in Indonesia;

•	Devils Tower and Front Runner EPIC Spar projects; and

•	platform fabrication and pipelay project for Total in Argentina.

Offsetting these increases was a decline in Gulf of Mexico and Asia Pacific projects other than those listed above.

Segment operating income for the nine-month period ended September 30, 2003 was $12.9 million, compared to a segment operating loss of $87.4 million for the nine-month period ended September 30, 2002. Each of the projects listed above contributed to operating income for the nine-month period ended September 30, 2003 with the exception of: the Devils Tower EPIC spar, where we recorded no profit; the Argentina project, where we recorded losses of $41.9 million from an unforeseen weather-related incident; the EPIC spar projects, primarily Front Runner, where we recorded an additional cost overrun of $20.0 million; and the Indonesian project, where we recorded cost overruns of $2.8 million. Also contributing to segment operating income for the nine-month period ended September 30, 2003 was a topsides project for West Africa. The nine-month period ended September 30, 2002 included losses of $102.1 million on three EPIC spar projects.

Gain (loss) of asset disposals for the nine-month period ended September 30, 2003 included a $2.7 million gain on the sale of assets associated with operations in Europe that are no longer active. The nine-month period ended September 30, 2002 included a $313.0 million write off of goodwill.

Equity in income (loss) of investees declined to a loss of $0.4 million during the nine-month period ended September 30, 2003 compared to income of $1.2 million during the nine-month period ended September 30, 2002. The nine-month period ended September 30, 2002 included income from a European joint venture, which is no longer active, and income from our Spars International joint venture offset by losses associated with an international joint venture.

Government Operations

Revenues decreased $10.9 million to $378.3 million, primarily due to lower volumes from our management and operating contract at the U. S. Government-owned facility in Miamisburg, Ohio. We are no longer the prime contractor but are now a subcontractor for this site and record only our fee in revenues rather than the full revenues from the contract. In addition, there were decreases from our research and development division due to reassigning R&D contracts out to their responsible divisions as part of our decentralization of our research and development activities. There were also lower revenues from our commercial work and other government operations, most of this due to an early lease buyout and the completion of a very profitable contract in 2002. The decreases were almost entirely offset by higher volumes from the manufacture of nuclear components for certain U.S. Government programs and our commercial nuclear environmental services. In addition, there was a favorable resolution of two contract disputes.

Segment operating income, which is before equity income from investees, increased $16.8 million to $45.8 million, primarily due to higher volume and margins from the manufacture of nuclear components for certain U.S. Government programs. In addition, we decreased spending on fuel cell research and development and, as mentioned above, had a favorable resolution of two contract disputes. This was partially offset by lower volume and margins from our commercial work and lower volume from our other government operations. In addition, there were higher general and administrative expenses due to increased facility management oversight costs and increased regulatory compliance costs. We also experienced lower costs in the prior year due to the receipt of an insurance settlement relating to environmental restoration costs.

Equity in income from investees increased $3.5 million to $19.3 million, primarily due to increased operating results from several of our joint ventures operating in Idaho, Louisiana, Tennessee and Texas.

Corporate

Corporate expenses increased $52.3 million to $72.6 million, primarily due to higher qualified pension plan expenses as a result of changes in our discount rate and plan asset performance. Also, the results of our captive insurers were lower in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002.

Other Income Statement Items

Interest income decreased $4.3 million to $2.6 million, primarily due to a decrease in investments and prevailing interest rates.

Interest expense decreased $0.9 million to $11.6 million, primarily due to the repayment of MI’s remaining 9.375% Notes due March 15, 2002. This decrease was partially offset by higher interest costs associated with our new credit facility.

Other-net improved $2.8 million to income of $2.3 million, primarily due to income resulting from the curtailment of JRM’s qualified pension plan and minority interest income associated with a JRM joint venture. These improvements were partially offset by an increase in foreign currency transaction losses.

Provision for (Benefit from) Income Taxes

For the nine months ended September 30, 2003, the $5.6 million of expense from the increase in the estimated cost of the proposed B&W bankruptcy settlement had associated tax effect of $2.6 million. In addition, for the nine months ended September 30, 2003, we increased our valuation allowance for the realization of deferred tax assets by $22.1 million to $236.9 million. For the nine months ended September 30, 2002, the impairment of the remaining goodwill resulting from the premium we paid on the acquisition of the minority interest in JRM in June 1999 and the write-off of our investment in B&W and other related assets had little associated tax benefit. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

Backlog

	9/30/03	12/31/02

	(Unaudited)
	(In thousands)
Marine Construction Services	$1,483,642	$2,091,459
Government Operations	1,379,509	1,680,559

Total Backlog	$2,863,151	$3,772,018

At September 30, 2003, the Marine Construction Services backlog included $212.7 million related to contracts in loss positions. Of this amount, $136.5 million related to uncompleted work on our three EPIC spar projects and $71.2 million on the Carina Aries project.

At September 30, 2003, Government Operations’ backlog with the U. S. Government was $1.3 billion, of which $257.7 million had not been funded.

Liquidity and Capital Resources

On February 11, 2003, we entered into definitive agreements with a group of lenders for a new credit facility to replace our previous facilities, which consisted of a $100 million credit facility for MII and BWXT and a $200 million credit facility for JRM and its subsidiaries that were scheduled to expire on February 21, 2003. The new credit facility initially provided for borrowings and issuances of letters of credit in an aggregate amount of up to $180 million, with certain sublimits on the amounts available to JRM and BWXT. On May 13, 2003, the maximum amount available under the new credit facility was reduced to $166.5 million. The obligations under the new credit facility are (1) guaranteed by MII and various subsidiaries of JRM and (2) collateralized by all our capital stock in MI, JRM and certain subsidiaries of JRM and substantially all the JRM assets and various intercompany promissory notes. The new credit facility requires us to comply with various financial and nonfinancial covenants and reporting requirements, including the following financial covenants:

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the fiscal year ending December 31, 2003, we must maintain consolidated EBITDA of at least $110 million, and for the four fiscal quarters ending March 31, 2004, we must maintain consolidated EBITDA of at least $100 million, in each case measured on the last day of the period.

•	Fixed charge coverage ratio. For the three fiscal quarters ended September 30, 2003, the fiscal year ending December 31, 2003, and the four fiscal quarters ending March 31, 2004, we must maintain a fixed charge coverage ratio (as defined in the new credit facility) of at least 1.25 to 1, in each case measured on the last day of the period.

•	Tangible net worth. We must maintain at all times a consolidated tangible net worth (as defined in the new credit facility) of $160 million. Additionally, BWXT must maintain a consolidated tangible net worth of $130 million, and JRM must maintain a consolidated tangible net worth of $50 million.

•	Front Runner variance. The sum of (1) the costs we have incurred to complete the Front Runner EPIC spar project and (2) the costs we expect to incur to complete the project cannot exceed a specified project completion cost (as adjusted by customer change orders) by more than 20%.

In addition, we must provide as additional collateral 50% of any net after-tax proceeds from significant asset sales. At September 30, 2003, we have restricted cash totaling approximately $8 million, consisting of the net cash proceeds from the sale of a non-strategic asset. The new credit facility is scheduled to expire on April 30, 2004.

Proceeds from our credit facility may be used by JRM and BWXT, with sublimits for JRM of $100 million for letters of credit and $10 million for cash advances and for BWXT of $60 million for letters of credit and $50 million for cash advances. At September 30, 2003, we had no cash advances and $107.0 million in letters of credit outstanding under this facility. Pricing for cash advances under the credit facility is prime plus 4% or Libor plus 5% for JRM and prime plus 3% or Libor plus 4% for BWXT. Commitment fees are charged at the rate of 0.75 of 1% per annum on the unused working capital commitment, payable quarterly.

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

During 2002, our Marine Construction Services segment experienced material losses totaling $149.3 million on its three EPIC spar projects: Medusa, Devils Tower and Front Runner. We recorded additional losses on these projects of approximately $20 million, primarily on the Front Runner, in the September 2003 quarter. These contracts are first-of-a-kind as well as long term in nature. We have experienced schedule delays and cost overruns on these contracts that have adversely impacted our financial results. These projects continue to face significant issues. In addition to the remaining warranty periods, the primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. (See Note 6 to our condensed consolidated financial statements for more information.)

As disclosed in Note 11 to our annual report on Form 10-K for the year ended December 31, 2002, the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint application, and on March 21, 2003, we filed an action against the paint vendors for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to schedule, paint and pile installation issues. Since then, all of the piles on Devils Tower have been successfully installed. The topsides are substantially complete and are scheduled for installation in late November 2003. Substantial completion of Devils Tower is scheduled for early January 2004. However, our ability to remain on schedule is a continuing risk facing this project and an unexpected extension of the schedule beyond that currently reflected in the forecast could expose us to additional costs and liquidated damages above those recorded at September 30, 2003.

The Front Runner hull has been completed and is on a transport barge scheduled to arrive in the Gulf of Mexico in December 2003. The topsides are being fabricated by a subcontractor and are scheduled for installation in early May 2004. The key remaining issues for the Front Runner contract relate to completion of the topsides and the resulting potential of additional liquidated damages of approximately $2.9 million due to schedule slippage either by JRM or one or more of the subcontractors. At September 30, 2003, we have provided for our estimated losses on these contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs, and these may continue to be significant in future periods.

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

Based on a signed term sheet with the customer, we have provided for our best estimate of the total cost to complete this project and recorded losses totaling $41.9 million for the nine months ended September 30, 2003. During the third quarter of 2003, we recorded a claim under the contract of $4.1 million relating to recovery of damages to the pipeline being installed at the time of the incident. On October 30, 2003, we signed a change order and addendum to the master agreement with the customer. This agreement, among other things, reduces JRM’s liquidated damages and risk of loss exposures, transfers weather risk to the customer and changes the contract from a lump-sum contract to a partial lump-sum and unit rate contract. However, significant risks remain which could result in significant additional costs being incurred in the future. Such costs could have a material adverse impact on our results of operations, financial condition and cash flow.

As a result of continued losses on JRM’s three EPIC spar projects and the Carina Aries project in Argentina, we expect JRM to experience negative cash flows for 2003 and for the first three quarters of 2004. Completion of these projects has, and will continue to strain JRM’s liquidity. In addition, we have incurred, on a consolidated basis, negative cash flows for the first three quarters of 2003 and expect to incur negative cash flows for the remainder of 2003 and in the first three quarters of 2004 as a result of JRM’s performance. We intend to fund JRM’s forecasted negative cash flows for the remainder of 2003 and the first three quarters of 2004 of $110 million to $135 million through additional third party borrowings, intercompany loans from MII and sales of nonstrategic marine assets. MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments.

Our ability to obtain financing for JRM will depend on numerous factors, including JRM’s operating performance and overall market conditions including potential third party lenders. If we are unable to obtain additional third party financing for JRM to fund forecasted negative cash flows or sell JRM assets, we expect JRM will be unable to meet its working capital needs in the first quarter of 2004. These factors cause substantial doubt about JRM’s ability to continue as a going concern. If JRM is unable to access third party financing, JRM would have to consider various alternatives including a potential restructuring or filing for receivership. Under such circumstances, our lenders could demand cash collateral for outstanding letters of credit. If JRM is unable to provide the necessary cash collateral, the lenders could elect to enforce their rights to receive all cash collections on JRM’s trade accounts receivable. Under the loan documents, the lenders also have the option to enforce the parent company guarantee provided by MII under the credit facility or to enforce rights in security agreements covering other collateral in the form of JRM or MI stock. We do not believe this is likely as we anticipate that JRM will have excess collateral available in the form of JRM’s accounts receivable and other assets currently securing the lenders position on letters of credit or borrowings outstanding. However, if the lenders elect to enforce the parent guarantee, MII will have difficulty obtaining sufficient cash or other liquid resources available to fund the JRM letters of credit ($49.7 million as of September 30, 2003, net of restricted cash of $7.9 million under the credit facility), should the lenders choose to require MII to cash collateralize a significant amount of JRM’s outstanding letters of credit or repay any outstanding borrowings of up to $10 million.

We also intend to refinance BWXT on a stand-alone basis and have received a commitment letter from a commercial bank to underwrite a three year $125 million revolving credit facility. This commitment is subject to various conditions including the successful refinancing of JRM on a stand-alone basis.

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

On a consolidated basis, we incurred negative cash flows for the first three quarters of 2003 and expect to incur negative cash flows in the remainder of 2003 and in the first three quarters of 2004 due primarily to JRM’s performance. In addition, in March 2003, Moody’s Investor Service lowered MI’s credit rating from B2 to B3. In April 2003, Standard and Poor’s also lowered our corporate credit rating from B to CCC+ and our senior debt rating from B to CCC-. These factors may further impact our access to capital and our ability to refinance our existing credit facility, which is scheduled to expire in April 2004. In addition, on October 17, 2003, Standard & Poor’s Rating Services placed its CCC+ corporate credit ratings on MII and MI on CreditWatch with positive implications because of the expectation that we will successfully replace our current credit facility with stand-alone financing at our subsidiaries, improving our liquidity and reducing our financial stress.

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

Our net cash used in operations was approximately $72.8 million in the nine months ended September 30, 2003 compared to approximately $28.3 million for the nine months ended September 30, 2002. We experienced significant decreases in our cash position on long-term construction contracts in 2003 compared to 2002. This decrease was primarily attributable to our three EPIC spar contracts in our marine construction services segment. Normally, billings and cash receipts on long-term construction contracts exceed costs incurred early in the lives of the contracts and the contracts require net cash outflows later in their lives. In addition, we have experienced approximately $170 million in cost overruns on these projects, which has negatively impacted our cash flows from operating activities in 2003. These negative cash flows were partially offset by a reduction in our payments of income taxes totaling approximately $72.6 million for the nine months September 2003 compared to the nine months ended September 2002, due primarily to tax payments from the exercise of an intercompany stock purchase and sale agreement between MI and MII.

Our net cash provided by investing activities decreased approximately $29.7 million from $152.1 million for the nine months ended September 2002 to $122.4 for the nine months ended September 2003. We decreased our capital expenditures in 2003 by approximately $14.7 million primarily in our Marine Construction Services segment. Proceeds from asset disposals decreased in 2003 from 2002 by approximately $17.7 million. The proceeds from asset disposals in 2002 were primarily related to the sale of Hudson Products Corporation, while proceeds from asset disposals in 2003 were primarily related to the sale of JRM’s Menck GmbH subsidiary.

Net cash used in financing activities decreased by approximately $155.0 million to $52.5 million for the nine months ended September 2003 from $207.5 million for the nine months ended September 2002. The nine months ended September 2002 included payment of MI’s remaining aggregate principal amount totaling approximately $208.8 million of its 9.375% Notes due March 15, 2002. The nine months ended September 2003 included payment of approximately $9.5 million of MI’s series A medium term notes, and re-payment of short term borrowings totaling $45.6 million, primarily on our credit facilities.

Our working capital improved by approximately $52.9 million at September 2003 to a negative $100.5 million compared to December 31, 2002 when our working capital totaled a negative $153.4 million.

At September 30, 2003 and December 31, 2002, we had available various uncommitted short-term lines of credit from banks totaling $10.5 million and $10.2 million, respectively. We had no borrowings against these lines at September 30, 2003 or December 31, 2002.

At September 30, 2003, we had total cash, cash equivalents and investments of $216.0 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid debt securities. Our balance in cash and cash equivalents includes approximately $15.2 million and $17.9 million in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts at September 30, 2003 and December 31, 2002, respectively. The fair value of our investments at September 30, 2003 was $44.6 million. As of September 30, 2003, we had pledged approximately $41.2 million in fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

At October 28, 2003, our liquidity position was as follows (in millions):

	JRM	MI	Other	Consolidated
Cash, cash equivalents and investments	$124	$25	$96	$245
Less: Pledged securities	—	—	(41)	(41)
Captive insurer requirements	(15)	—	(36)	(51)
Restricted collateral	(8)	—	—	(8)
Restricted foreign cash	(5)	—	(1)	(6)

Total free cash available	96	25	18	139
Amount available under credit facility(1)	10	50	—	60

Total available liquidity	$106	$75	$18	$199

(1)	Reflects amount available for cash advances. We had an additional $1.7 million in letter of credit capacity.

On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W had no borrowings outstanding under this facility at September 30, 2003 or December 31, 2002. Letters of credit outstanding under the DIP Credit Facility at September 30, 2003 totaled approximately $169.7 million. This facility, which was scheduled to expire on February 22, 2003, has been amended and extended to February 22, 2004, with an additional one-year extension at the option of B&W. The amendment also provided for a reduction of the facility from $300 million to $227.75 million.

At September 30, 2003, MII was a maker or guarantor on $2.9 million of letters of credit issued in connection with B&W’s operations prior to B&W’s Chapter 11 filing. In addition, MII, MI and BWICO have agreed to indemnify B&W for any customer draw on $44.3 million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W’s Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, MII, MI and BWICO do not currently have sufficient cash or other liquid resources available, either individually or combined, to satisfy their primary, guaranty or indemnity obligations relating to letters of credit issued in connection with B&W’s operations should customer draws occur on a significant amount of these letters of credit. In addition, as of September 30, 2003, MII guaranteed surety bonds of approximately $101.2 million, of which $94.9 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bond guarantee obligations. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

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

This agreement in principle has been reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, together with a third amended joint disclosure statement. On July 7, 2003, the Bankruptcy Court ruled that the third amended joint disclosure statement was adequate for purposes of soliciting votes on whether to accept or reject the proposed plan of reorganization and, on July 21, 2003, that solicitation commenced. The voting deadline for the claimants entitled to vote on the proposed plan of reorganization was August 29, 2003, and objections to confirmation were due by that date. The voting deadline was extended by order of the Bankruptcy Court to November 25, 2003 for holders of asbestos personal injury claims in Class 6. The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. These hearings will continue on an intermittent schedule until complete. The process of finalizing and implementing the proposed settlement could continue for more than a year, depending on, among other things, the nature and extent of any objections or appeals in the bankruptcy case.

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

As of December 31, 2002, we established an estimate for the cost of the proposed settlement of the B&W bankruptcy proceedings of $110 million, including tax expense of $23.6 million. At September 30, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the nine months ended September 30, 2003 we recorded an aggregate increase in the provision of $8.2 million, including associated tax expense of $2.6 million, primarily due to an increase in our stock price. For details regarding this estimate, see Note 9 to our condensed consolidated financial statements.

If the proposed plan of reorganization is confirmed and the parties receive all requisite approvals for the proposed settlement, we will spin off the portion of MI’s qualified pension plan related to the active and retired employees of B&W as of the effective date of the plan of reorganization. If we effect such a spin-off, which would be within 90 days of the effective date of the plan of reorganization, we would be required to recognize any curtailment and settlement gains or losses associated with the spin-off. Curtailment and settlement gains or losses are determined based on actuarial calculations as of the date of the spin-off. Based on data provided by our actuary, if this anticipated spin-off was to occur on December 31, 2003, we would record curtailment and settlement losses through a pre-tax charge to earnings totaling approximately $59 million. In addition, we would also record a reduction in our charge to other comprehensive income for recognition of our minimum pension liability totaling approximately $161 million. As a result, assuming the spin-off was to occur at December 31, 2003, our stockholders’ deficit would improve by approximately $102 million. We anticipate recording the effect of the spin-off based on actuarial calculations as of the date of the spin-off, which could be materially different from the effect described in this paragraph.

See Note 1 to the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Within the 90-day period immediately preceding the filing of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of that evaluation. However, as we have disclosed in this report, for first-of-a-kind projects undertaken by our Marine Construction Services segment in recent periods, we have been unable to forecast accurately total costs to complete until we have performed all major phases of the project. This has been primarily due to unexpected design and production inefficiencies and execution difficulties. We are in the process of addressing these problems by improving controls throughout the bidding, contracting and project management process, as well as making changes in operating management personnel at JRM. Except for those changes, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation referred to in the first sentence of this Item 4.

PART II

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 3.1* - McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

Exhibit 3.2* - McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08430)).

Exhibit 3.3* - Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) certification by chief executive officer.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) certification by chief financial officer.

Exhibit 32.1 - Section 1350 certification by chief executive officer.

Exhibit 32.1 - Section 1350 certification by chief financial officer.

(b)	Reports on Form 8-K

On August 14, 2003, we filed a current report on Form 8-K dated August 14, 2003, reporting under Item 5 – Other Events that Standard & Poor’s Rating Group announced that our stock would no longer be included in the S&P 500 stock index after August 19, 2003.

On August 12, 2003, we furnished a current report on Form 8-K dated August 12, 2003 relating to the press release we issued on August 11, 2003 with respect to out results of operations for the quarter ended June 30, 2003.

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

November 5, 2003

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