Form 10-K
period 2003-12-31
MCDERMOTT INTERNATIONAL INC
filed 2004-03-15
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

     (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-08430

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).YES  ☑    NO  ☐

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2003), was approximately $408,664,534.

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $693,977,249 as of January 30, 2004.

The number of shares of the registrant’s common stock outstanding at January 30, 2004 was 66,177,449.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

McDERMOTT INTERNATIONAL, INC.

INDEX — FORM 10-K

i

INDEX — FORM 10-K

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

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

A. GENERAL

     McDermott International, Inc. (“MII”) was incorporated under the laws of the Republic of Panama in 1959 and is the parent company of the McDermott group of companies, which includes:

•	J. Ray McDermott, S.A., a Panamanian subsidiary of MII (“JRM”), and its consolidated subsidiaries;

•	McDermott Incorporated, a Delaware subsidiary of MII (“MI”), and its consolidated subsidiaries;

•	Babcock & Wilcox Investment Company, a Delaware subsidiary of MI (“BWICO”);

•	BWX Technologies, Inc., a Delaware subsidiary of BWICO (“BWXT”), and its consolidated subsidiaries; and

•	The Babcock & Wilcox Company, an unconsolidated Delaware subsidiary of BWICO (“B&W”), and its consolidated subsidiaries.

     In this Annual Report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

     On February 22, 2000, B&W and certain of its subsidiaries (collectively, the “Debtors”) filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve all their asbestos liability. B&W’s operations have been subject to the jurisdiction of the Bankruptcy Court since February 22, 2000 and, as a result, our access to cash flows of B&W and its subsidiaries is restricted. The B&W Chapter 11 proceedings require a significant amount of management’s attention, and they represent an uncertainty in the financial marketplace. See Section I, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 20 to our consolidated financial statements for further information concerning the effects of the Chapter 11 filing.

     Due to the bankruptcy filing, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and we have been presenting our investment in B&W on the cost method. During the quarter ended June 30, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings of $110.0 million, including related tax expense of $23.6 million. As of December 31, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the year ended December 31, 2003 we recorded an aggregate increase in the provision of $18.0 million, including associated tax expense of $3.4 million. The increase in the provision is primarily due to an increase in our stock price.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to a proposed settlement agreement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement agreement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of the Fairness in Asbestos Injury Resolution legislation pending in the United States Senate. According to documents filed with the Bankruptcy Court, the asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization sufficient to meet legal requirements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 20 to our consolidated financial statements included in this report for information regarding developments in negotiations relating to the B&W Chapter 11 proceedings and a summary of the components of the settlement.

     Historically, we have operated in four business segments:

•	Marine Construction Services includes the results of operations of JRM and its subsidiaries, which supply services to offshore oil and gas field developments worldwide. This segment’s principal activities include the front-end and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems. This segment operates in most major offshore oil and gas producing regions throughout the world, including the U.S. Gulf of Mexico, Mexico, South America, the Middle East, India, the Caspian Sea and Asia Pacific. See Section I, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information on significant losses incurred by JRM in recent years and significant liquidity issues currently facing JRM.

•	Government Operations includes the results of operations of BWXT. This segment supplies nuclear components to the U.S. Navy and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”). Government Operations also includes the results of McDermott Technology, Inc. (“MTI”).

•	Industrial Operations included the results of operations of McDermott Engineers & Constructors (Canada) Ltd. (“MECL”), a subsidiary that we sold to a unit of Jacobs Engineering Group Inc. on October 29, 2001.

•	Power Generation Systems includes the results of operations of our Power Generation Group, which is conducted primarily through B&W and its subsidiaries. This segment provides a variety of services, equipment and systems to generate steam and electric power at energy facilities worldwide. Due to B&W’s Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W’s and its subsidiaries’ results of operations in our consolidated financial statements. Amounts reported for this segment for the years ended December 31, 2002 and 2001 reflect the results of operations of subsidiaries not owned by B&W at the time of the Chapter 11 filing. See Note 20 to our consolidated financial statements for information on the condensed consolidated results of B&W and its subsidiaries.

     Currently, excluding B&W and its subsidiaries, our operations consist of Marine Construction Services and Government Operations.

     The following tables summarize our revenues and operating income by business segment for the years ended December 31, 2003, 2002 and 2001. We have restated our segment information for the years ended December 31, 2002 and 2001 for changes in our segments due to discontinued operations as described in Note 17 to our consolidated financial statements included in this report. See Note 17 for additional information about our business segments and operations in different geographic areas.

	Year Ended
	December 31,
	2003	2002	2001
	(In Millions)
REVENUES
Marine Construction Services	$1,803.9	$1,133.1	$839.7
Government Operations	531.5	553.8	494.0
Industrial Operations	—	—	507.2
Power Generation Systems	—	46.9	47.8
Eliminations	—	—	(0.6)

	$2,335.4	$1,733.8	$1,888.1

	Year Ended
	December 31,
	2003	2002	2001
	(In Millions)
OPERATING INCOME (LOSS):
Segment Operating Income (Loss):
Marine Construction Services	$(51.1)	$(165.3)	$12.4
Government Operations	58.2	34.6	29.3
Industrial Operations	—	—	9.9
Power Generation Systems	(0.8)	(2.8)	(3.6)

	$6.3	$(133.5)	$48.0

Gain (Loss) on Asset Disposals and Impairments — Net:
Marine Construction Services	$5.8	$(320.9)	$(3.6)
Government Operations	0.4	—	(0.1)

	$6.2	$(320.9)	$(3.7)

Equity in Income (Loss) from Investees:
Marine Construction Services	$(0.5)	$5.3	$10.4
Government Operations	28.0	24.6	23.0
Industrial Operations	—	—	0.1
Power Generation Systems	0.9	(2.2)	0.6

	$28.4	$27.7	$34.1

Write-off of investment in B&W	—	(224.7)	—
Other unallocated	—	(1.5)	—
Unallocated corporate	(93.6)	(23.6)	(5.1)

	$(52.7)	$(676.5)	$73.3

     See Note 17 to our consolidated financial statements for further information on Corporate.

B. MARINE CONSTRUCTION SERVICES

General

     In January 1995, we organized JRM and contributed substantially all of our marine construction services business to it. JRM then acquired Offshore Pipelines, Inc. in a merger transaction. As a result of the merger, JRM ceased to be a wholly owned subsidiary of MII. In June 1999, MII acquired all of the publicly held shares of JRM common stock, and JRM again became a wholly owned subsidiary of MII.

     The Marine Construction Services segment’s business involves the front-end and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems. This segment also provides comprehensive project management and procurement services. This segment operates in most major offshore oil and gas producing regions throughout the world, including the U.S. Gulf of Mexico, Mexico, South America, the Middle East, India, the Caspian Sea and Asia Pacific.

     See Section I, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information on significant losses incurred by JRM in recent years and significant liquidity issues currently facing JRM.

Marine Construction Vessels and Properties

     We operate a large fleet of marine vessels used in major offshore construction. The nucleus of a “marine construction spread” is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. We currently own or, through our ownership interests in joint ventures, operate two derrick vessels, one pipelaying vessel, ten combination derrick-pipelaying vessels and one shearleg crane barge. The lifting capacities of our derrick and combination derrick-pipelaying vessels range from 600 to 5,000 tons. These vessels range in length from 350 to 698 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional equipment. Six of the vessels are self-propelled, with two also having dynamic positioning systems. We also have a substantial inventory of specialized support equipment for intermediate water and deepwater construction and pipelay. In addition, we own or lease a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of our major marine construction vessels.

     The following table sets forth certain information with respect to the major marine construction vessels utilized to conduct our Marine Construction Services business, including their location at December 31, 2003 (except where otherwise noted, each of the vessels is owned and operated by us):

			Year Entered	Maximum Derrick	Maximum Pipe
Location and Vessel Name	Flag	Vessel Type	Service/ Upgraded	Lift (tons)	Diameter (inches)
UNITED STATES
DB 50 (a)	Panama	Pipelay/Derrick	1988	4,400	20
DB 16 (a)	U.S.A.	Pipelay/Derrick	1967/2000	860	30
Oceanic 93	U.S.A.	Shearleg Crane	1976	5,000	—
Intermac 600	Panama	Launch/Cargo Barge (b)	1973	—	—
DB 60	Panama	Pipelay/Derrick	1974/2003	1,800	72
MEXICO
DB 101	Panama	Semi-Submersible Derrick	1978	3,500	—
DB 17 (c)	Panama	Pipelay/Derrick	1969	860	60
Mexica (d)	Mexico	Derrick	1966	600	—
Mixteco (d)	Mexico	Pipelay/Derrick	1972	800	48
Huasteco (d)	Mexico	Pipelay/Derrick	1976	2,000	48
Olmeca II (d)	Mexico	Pipelay	1969	—	42
MIDDLE EAST
DB 27	Panama	Pipelay/Derrick	1974	2,400	60
CASPIAN SEA
Israfil Husseinov (e)	Azerbaijan	Pipelay	1997/2003	—	60
ASIA PACIFIC
DB 30	Panama	Pipelay/Derrick	1975/1999	3,080	60
DB 26 (f)	Panama	Pipelay/Derrick	1975	900	60
DLB KP1	Panama	Pipelay/Derrick	1974	660	60
Intermac 650	U.S.A.	Launch/Cargo Barge (g)	1980	—	—

(a)	Vessel with dynamic positioning capability.

(b)	The dimensions of this vessel are 500’ x 120’ x 33’.

(c)	Owned by us and operated for our benefit by our Mexican joint venture, Construcciones Maritimas Mexicanas, S.A. de C.V., pursuant to a bareboat charter.

(d)	Owned and operated by our Mexican joint venture, Construcciones Maritimas Mexicanas, S.A. de C.V., and accounted for as a cost-method investment.

(e)	Operated by us for a subdivision of the State Oil Company of Azerbaijan.

(f)	Owned and operated by our Malaysian joint venture.

(g)	The dimensions of this vessel are 650’ x 170’ x 40’.

     Governmental regulations, our insurance policies and some of our financing arrangements require us to maintain our vessels in accordance with standards of seaworthiness and safety set by governmental authorities or classification societies. We maintain our fleet to the standards for seaworthiness, safety and health set by the American Bureau of Shipping, Den Norske Veritas and other world-recognized classification societies.

     Our principal fabrication yards are located near Morgan City, Louisiana, near Rockport, Texas, in Indonesia on Batam Island and in Dubai, U.A.E. In addition, we operate, through a 95% interest in a consolidated subsidiary, a ship repair yard in Veracruz, Mexico, which we use as a fabrication facility from time to time. We also operate a portion of the Shelfprojectstroy fabrication facility in Baku, Azerbaijan. This facility is owned by the State Oil

Company of the Azerbaijan Republic. Our fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment. We fabricate a full range of offshore structures, from conventional jacket-type fixed platforms to intermediate water and deepwater platform configurations employing Spar, compliant-tower and tension leg technologies, as well as floating, production, storage and offtake (“FPSO”) technology.

     Expiration dates, including renewal options, of leases covering land for JRM’s fabrication yards at December 31, 2003 were as follows:

Morgan City, Louisiana	Years 2004-2048
Jebel Ali, U.A.E.	Year 2015
Batam Island, Indonesia	Year 2028
Veracruz, Mexico	Year 2024

     As a result of renewal options on the various tracts comprising the Morgan City fabrication yard, we have the ability, within our sole discretion, to continue leasing almost all the land we are currently using for that yard until 2048.

Foreign Operations

     JRM’s revenues, net of intersegment revenues, and its segment income (loss) derived from operations located outside of the United States, as well as the approximate percentages to our total consolidated revenues and total consolidated segment income (loss), respectively, for each of the last three years were as follows:

	Revenues		Segment Income (Loss)
	Amount	Percent	Amount		Percent
	(Dollars in thousands)
Year ended December 31, 2003	$1,070,894	46%	$(3,827)		—
Year ended December 31, 2002	$513,932	30%	$(7,806	)(1)	2%
Year ended December 31, 2001	$318,733	17%	$6,685		9%

(1) Excludes $313.0 million goodwill impairment charge.

     We participate in joint ventures involving operations in foreign countries that sometimes require majority ownership by local interests. One of our most important joint ventures, Construcciones Maritimas Mexicanas, S.A. de C.V., is a Mexican joint venture which provides marine installation services in the Gulf of Mexico, in which we own a 49% interest.

Raw Materials

     Our Marine Construction Services segment uses raw materials, such as carbon and alloy steels in various forms, welding gases, paint, fuels and lubricants, which are available from many sources. JRM does not depend on any single supplier or source for any of these materials. Although shortages of some of these materials and fuels have existed from time to time, no material shortage currently exists. However, steel prices are rising and deliveries are less than orderly, indicating that shortages may occur in the near future.

Competition

     We believe we are among the few marine construction contractors capable of providing the full range of services in major offshore oil and gas producing regions of the world. We believe that the substantial capital costs involved in becoming a full-service marine construction contractor create a significant barrier to entry into the market as a global, fully integrated competitor. We do, however, face substantial competition from regional competitors and less integrated providers of marine construction services, such as engineering firms, fabrication yards, pipelaying companies and shipbuilders.

     A number of companies compete with us in each of the separate marine construction phases in various parts of the world. These competitors include Allseas Marine Contractors S.A., Daewoo Engineering & Construction Co., Ltd., Global Industries Ltd., Heerema Group, Hyundai Heavy Industrial Co., Ltd., Kiewit Offshore Services, Ltd., Nippon Steel Corporation, Saipem S.p.A., Stolt Offshore S.A. and Technip S.A. Contracts are usually awarded on a competitive bid basis. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, condition of equipment, safety record and reputation, price competition is normally the primary factor in determining which qualified contractor with available equipment is awarded a contract. Major marine construction vessels have few alternative uses and, because of their nature and the environment in which they work, have relatively high maintenance costs whether or not they are operating.

Customers

     JRM’s customers are primarily oil and gas companies, including several foreign government-owned companies. JRM’s five largest customers during 2003, BP plc, Azerbaijan International Operating Company, Ras Laffan Liquified Natural Gas Company Limited, Murphy Oil Corporation, and Dominion Resources, Inc., accounted for 13.0%, 11.2%, 7.7%, 7.0% and 6.7% of our total consolidated revenues, respectively. JRM’s five largest customers during 2002, Murphy Oil Corporation, BP plc, Azerbaijan International Operating Company, Dominion Resources, Inc., and Phillips Petroleum Pty. Ltd., accounted for 10.1%, 7.2%, 7.0%, 5.9% and 5.0% of our total consolidated revenues, respectively.

     In 2001, we entered into a contract with a unit of BP for the exclusive use of our Morgan City, Louisiana fabrication yard for a period of approximately three years to perform fabrication of topsides facilities for four new major deepwater hubs for the Gulf of Mexico: Holstein, Thunder Horse, Mad Dog and Atlantis. This arrangement has been cost-plus, but we expect it to be reduced to an hourly rate as the work begins to wind down in April 2004.

     The level of engineering and construction services required by any one customer depends upon the amount of that customer’s capital expenditure budget for any single year. Consequently, customers that account for a significant portion of revenues in one year may represent an immaterial portion of revenues in subsequent years.

Contracts

     We have historically performed work on a fixed-price, cost-plus or day-rate basis or a combination of these methods. Most of our long-term contracts have provisions for progress payments.

     During the year ended December 31, 2003, we were awarded the following contracts, with an estimated aggregate contract amount of $633 million, among others:

Customer	Project Description	Location
ExxonMobil	Fabricating platforms and installing platforms and pipelines	Offshore Qatar

BP	Fabricating topsides	Gulf of Mexico

Shah Deniz Exploration Ltd. (BP is the operator)	Installing a gas export pipeline	Caspian Sea

Shell Oil Company	Installing pipelines	Gulf of Mexico

Larsen & Toubro Ltd.	Fabricating and installing platforms for Qatar Petroleum	Offshore Qatar

Dolphin Energy Ltd.	Fabricating and installing two integrated drilling and production platform complexes	Qatar’s North Field

     We recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments in income proportionate to the percentage of completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.

We attempt to cover anticipated increases in costs of labor, material and service costs of our long-term contracts, either through an estimate of such charges, which is reflected in the original price, or through price escalation clauses. However, for first-of-a-kind projects we have been unable to accurately forecast total cost to complete until we have performed all major phases of the project. Our experience on these long-term contracts has shown that revenue, cost and gross profit realized on fixed-price contracts will often vary from the original and subsequently estimated amounts because of changes in job conditions and variations in labor and equipment productivity over the term of the contract. We may experience reduced profitability or losses on projects as a result of these variations and the risks inherent in the marine construction industry.

     Our arrangements with customers frequently require us to provide letters of credit or bid and performance bonds to secure bids or performance under contracts for marine construction services. While these letters of credit and bonds may involve significant dollar amounts, historically there have been no material payments to our customers under these arrangements. These arrangements are typical in the industry for projects outside the U.S. Gulf of Mexico.

Backlog

     As of December 31, 2003 and 2002, our Marine Construction Services segment’s backlog amounted to approximately $1.4 billion and $2.1 billion, respectively. This represents approximately 44% and 56% of our total consolidated backlog at December 31, 2003 and 2002, respectively. Of the December 31, 2003 backlog, we expect to recognize approximately $0.9 billion in revenues in 2004, $0.4 billion in 2005 and $0.1 billion thereafter.

     While fabrication projects are typically awarded substantially in advance of performance as a result of the required lead time for procurement, the marine construction industry is highly seasonal in some geographic regions. Because of the more conducive weather conditions, most installation operations are conducted in the warmer months of the year in those areas, and many of these contracts are awarded with only a short period of time before the desired time of project performance. Projects in our backlog may be cancelled by customers. Significant or numerous cancellations could adversely affect our business, financial condition and results of operations.

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

C. GOVERNMENT OPERATIONS

General

     Our Government Operations segment provides nuclear components and various services to the U.S. Government. Examples of this segment’s activities include environmental restoration services and the management of government-owned facilities, primarily within the nuclear weapons complex of the DOE.

     This segment’s principal plants are located in Lynchburg, Virginia; Barberton, Ohio; and Mount Vernon, Indiana. BWXT conducts all the operations of our Government Operations segment.

Raw Materials

     Our Government Operations segment relies on certain sole-source suppliers for materials used in its products. We believe these suppliers are viable, and we and the U.S. Government expend significant effort to maintain the supplier base.

Customers and Competition

     Our Government Operations segment supplies nuclear components for the U.S. Navy. There are a limited number of suppliers of specialty nuclear components, with BWXT being the largest based on revenues. Through the operations of this segment, we are also involved along with other companies in the operation of:

•	the Idaho National Engineering and Environmental Laboratory near Idaho Falls, Idaho;

•	the Rocky Flats Environmental Technology Site near Boulder, Colorado;

•	the Savannah River Site in Aiken, South Carolina;

•	the Strategic Petroleum Reserve in Louisiana and Texas;

•	the Pantex Site in Amarillo, Texas;

•	the Oak Ridge National Lab Site (the “Y-12” facility) in Oak Ridge, Tennessee; and

•	the Miamisburg Closure Project in Miamisburg, Ohio.

All of these contracts are subject to annual funding determinations by the U.S. Government.

     The U.S. Government accounted for approximately 21%, 29% and 24% of our total consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively, including 20%, 22% and 18%, respectively, related to nuclear components.

Backlog

     At December 31, 2003 and 2002, our Government Operations segment’s backlog amounted to $1.8 billion and $1.7 billion, or approximately 56% and 44%, respectively, of our total consolidated backlog. Of the December 31, 2003 backlog in this segment, we expect to recognize revenues of approximately $0.5 billion in 2004, $0.5 billion in 2005 and $0.8 billion thereafter, of which we expect to recognize approximately 95% in 2006 through 2008. At December 31, 2003, this segment’s backlog with the U.S. Government was $1.8 billion (of which $17.6 million had not yet been funded), or approximately 55% of our total consolidated backlog. During the year ended December 31, 2003, the U.S. Government awarded this segment new orders of approximately $631.5 million.

Factors Affecting Demand

     Our Government Operations segment’s operations are generally capital-intensive on the manufacturing side. This segment may be impacted by U.S. Government budget restraints and delays.

     The demand for nuclear components for the U.S. Navy comprises a substantial portion of this segment’s backlog. We expect that orders for nuclear components will continue to be an increasing part of backlog for the foreseeable future.

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

E. RESEARCH AND DEVELOPMENT ACTIVITIES

     We conduct our principal research and development activities through individual business units at our various manufacturing plants and engineering and design offices. Our research and development activities cost approximately $39.8 million, $61.6 million and $58.3 million in the years ended December 31, 2003, 2002 and 2001, respectively. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Of our total research and development expenses, our customers paid for approximately $34.9 million, $47.8 million and $46.6 million in the years ended December 31, 2003, 2002 and 2001, respectively.

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

     Our insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of our utility customers. To protect against liability for damage to a customer’s property, we endeavor to obtain waivers of subrogation from the customer and its insurer and are usually named as an additional insured under the utility customer’s nuclear property policy. To protect against liability from claims brought by third parties, we are insured under the utility customer’s nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that Price-Anderson was in full force and effect continue to receive the benefit of the Price-Anderson Act nuclear indemnity. The Price-Anderson Act last expired on August 1, 2002, and was subsequently extended through December 31, 2004. BWXT currently has no contracts involving nuclear materials covered by the Price-Anderson Act that are not covered by and subject to the nuclear indemnity of the Price-Anderson Act.

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

     JRM’s offshore construction business is subject to the usual risks of operations at sea, including accidents resulting in the loss of life or property, pollution or other environmental mishaps, adverse weather conditions, mechanical failures, collisions, property losses to our vessels, business interruption due to political action in foreign countries, and labor stoppages. JRM has additional exposure because it uses expensive construction equipment, sometimes under extreme weather conditions, often in remote areas of the world. In many cases, JRM also operates on or in proximity to existing offshore facilities. These facilities are subject to damage that could result in the escape of oil and gas into the sea. Litigation arising from any such event may result in our being named as a defendant in lawsuits asserting large claims. Depending on competitive conditions and other factors, we have endeavored to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not in all cases be supported by adequate insurance maintained by the customer. These contractual protections are not available in all cases.

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

     B&W had agreements with the majority of its excess-coverage insurers concerning the method of allocating products liability asbestos claim payments to the years of coverage under the applicable policies. See Note 20 to our consolidated financial statements for information regarding B&W’s Chapter 11 filing and liability for nonemployee asbestos claims.

     We have several wholly owned insurance subsidiaries that provide general and automotive liability insurance and, from time-to-time, builder’s risk within certain limits, marine hull and workers’ compensation insurance to our companies. These insurance subsidiaries have not provided significant amounts of insurance to unrelated parties. These captive insurers provide certain coverages for our subsidiary entities and related coverages. Claims as a result of our operations, or arising in the B&W Chapter 11 proceedings, could adversely impact the ability of these captive insurers to respond to all claims presented, although we believe such a result is unlikely.

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

G. EMPLOYEES

     At December 31, 2003, we employed approximately 16,000 persons compared with 18,200 at December 31, 2002. Approximately 5,000 of our employees were members of labor unions at December 31, 2003, compared with approximately 7,100 at December 31, 2002. Many of our operations are subject to union contracts, which we customarily renew periodically. Currently, we consider our relationship with our employees to be satisfactory.

     We do not consider the possibility of a shortage of qualified personnel currently to be a major factor in our business. If demand for marine construction services were to increase rapidly, retention of qualified people might become more difficult without significant increases in compensation.

H. GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

General

     Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	construction and equipping of offshore production platforms and other marine facilities;

•	constructing and equipping electric power and other industrial facilities;

•	possessing and processing special nuclear materials;

•	marine vessel safety;

•	workplace health and safety;

•	currency conversions and repatriation;

•	taxation of foreign earnings and earnings of expatriate personnel; and

•	protecting the environment.

     In addition, we depend on the demand for our marine construction services from the oil and gas industry and, therefore, are affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect our operations by limiting demand for our services. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

     We are required by various other governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. The kinds of permits, licenses and certificates required in our operations depend upon a number of factors.

     The exploration and development of oil and gas properties on the continental shelf of the United States is regulated primarily under the U.S. Outer Continental Shelf Lands Act and regulations promulgated thereunder. These laws require the construction, operation and removal of offshore production facilities located on the outer continental shelf of the United States to meet stringent engineering and construction specifications. Similar regulations govern the plugging and abandoning of wells located on the outer continental shelf of the United States and the removal of all production facilities. Violations of regulations issued pursuant to the U.S. Outer Continental Shelf Lands Act and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations.

     We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.

Environmental

     Our operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.

     These laws and regulations include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery

Act and similar laws that provide for responses to, and liability for, releases of hazardous substances into the environment. These laws and regulations also include similar foreign, state or local counterparts to these federal laws, which regulate air emissions, water discharges, hazardous substances and waste, and require public disclosure related to the use of various hazardous substances. Our operations are also governed by laws and regulations relating to workplace safety and worker health, primarily, in the United States, the Occupational Safety and Health Act and regulations promulgated thereunder.

     We are currently in the process of investigating and remediating some of our former operating sites. Although we have recorded reserves in connection with certain of these matters, due to the uncertainties associated with environmental remediation, we cannot assure you that the actual costs resulting from these remediation matters will not exceed the recorded reserves.

     Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $10.3 million in the year ended December 31, 2003. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.3 million in the year ended December 31, 2003. We expect to spend another $2.4 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, there can be no assurance that we will not incur significant environmental compliance costs in the future.

     In addition, offshore construction and drilling in some areas have been opposed by environmental groups and, in some areas, have been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected.

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

     Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W’s nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the “Parks Facilities”), and B&W proceeded to decommission the facilities in accordance with its existing license from the Nuclear Regulatory Commission (the “NRC”). B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2003. Substantially all work has been completed and BWXT expects to file the application for license termination in the first quarter of 2004. BWXT expects that the NRC will grant the request and terminate the license in the normal course. At December 31, 2003, the remaining provision for the decontamination, decommissioning and closing of these facilities was $0.3 million. For a discussion of certain civil litigation we are involved in concerning the Parks Facilities, see Item 3.

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

     The NRC’s decommissioning regulations require BWXT and MTI to provide financial assurance that they will be able to pay the expected cost of decommissioning their facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance aggregating $27.1 million during the year ending December 31, 2004 by issuing letters of credit for the ultimate decommissioning of all their licensed facilities, except one. This facility, which represents the largest portion of BWXT’s eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the DOE.

     An agreement between the NRC and the State of Ohio to transfer regulatory authority for MTI’s NRC licenses for by-product and source nuclear material was finalized in December 1999. In conjunction with the transfer of this regulatory authority and upon notification by the NRC, MTI issued decommissioning financial assurance instruments naming the State of Ohio as the beneficiary.

     At December 31, 2003 and 2002, we had total environmental reserves (including provisions for the facilities discussed above) of $17.0 million and $20.6 million, respectively. Of our total environmental reserves at December 31, 2003 and 2002, $9.0 million and $8.3 million, respectively, were included in current liabilities. Our estimated recoveries of these costs totaling $0.2 million are included in accounts receivable — other in our consolidated balance sheet at December 31, 2003 and 2002. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

I. RISK FACTORS

JRM currently faces significant near-term liquidity issues, including significant losses on certain projects and a lack of letter of credit capacity.

     Due primarily to the losses incurred on JRM’s three Spar projects, the Carina Aries project and the Belanak FPSO project, which we describe in this report, we expect JRM to experience negative cash flows for three of the four quarters in 2004 and expect JRM to require additional third party sources of liquidity in the second quarter of 2004. We intend to fund JRM’s cash needs with the other potential borrowings or credit facilities permitted under the indenture governing JRM’s recent debt offering, including a planned new letter of credit facility, and sales of nonstrategic assets, including certain marine vessels. However, with regard to asset sales, covenants contained in the indenture governing JRM’s recent debt offering generally restrict JRM from using the proceeds of asset sales involving more than $10 million to fund working capital needs.

     JRM’s letters of credit are currently secured by collateral accounts funded with cash equal to 105% of the amount outstanding. Therefore, we are currently seeking a new letter of credit facility that would not require cash collateral, which is critical to JRM’s liquidity. If we are unable to obtain this new facility, JRM’s ability to pursue projects from customers who require letters of credit as a condition of award will be limited and JRM’s liquidity will continue to be restricted. Our ability to obtain a new letter of credit facility for JRM will depend on numerous factors, including JRM’s operating performance and overall market conditions, including conditions impacting potential third party lenders.

     If we are unable to obtain additional third party financing for a new letter of credit facility for JRM, or obtain other borrowings or sell JRM assets, we expect JRM will be unable to meet its working capital needs. These factors cause substantial doubt about JRM’s ability to continue as a going concern. If JRM is unable to access third party financing for a new letter of credit facility, JRM would have to consider various alternatives including a potential restructuring or filing for receivership. Should JRM file for receivership or enter Chapter 11 proceedings, we may have to stop consolidating the results of operations of JRM and its subsidiaries (which consist of our Marine Construction Services segment) effective as of the date of the Chapter 11 filing. A Chapter 11 filing would be an event of default under the indenture governing JRM’s recently issued notes. See liquidity for discussion concerning potential impact of a Chapter 11 filing on our pension plans.

If we are unable to finalize a settlement in the B&W Chapter 11 proceedings, including obtaining the requisite approvals and Bankruptcy Court confirmation, with substantially the same terms as contained in the agreement in principle, our financial condition and results of operations may be materially and adversely affected.

     During the year ended December 31, 2002, we reached an agreement in principle with the Asbestos Claimants Committee (the “ACC”) and the Future Claimants Representative (the “FCR”) in the B&W Chapter 11 proceedings, which includes the following key terms, among others:

•	MII would effectively assign all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

•	MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trust.

•	MII would issue 4.75 million shares of restricted common stock and cause those shares to be transferred to the trust, and MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance.

•	MI would issue promissory notes to the trust in an aggregate principal amount of $92.0 million, with principal payments of $8.4 million per year payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would be guaranteed by MII.

•	In exchange for those contributions, MII and its subsidiaries (other than B&W and its subsidiaries) would be released and indemnified from and against claims arising from B&W’s use of asbestos and would receive other protections from claims arising from B&W activities.

     The terms of the agreement in principle are reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement that is on file with the Bankruptcy Court. As of December 31, 2003, we have recorded an estimate for the cost of the proposed settlement. However, there are continuing risks and uncertainties that will remain with us until the requisite approvals are obtained and the final settlement is reflected in a plan of reorganization that is confirmed by the Bankruptcy Court pursuant to a final, nonappealable order of confirmation. An agreed or litigated settlement, or the final decision by the Bankruptcy Court, could result in the ultimate liability exceeding amounts recorded as of December 31, 2003.

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

     There are a number of issues and matters to be resolved before the ultimate outcome of the B&W Chapter 11 proceedings can be determined, including, among others, the following:

•	the ultimate asbestos liability of B&W and its subsidiaries;

•	the outcome of negotiations with our insurers as to additional amounts of coverage available to B&W and its subsidiaries and their participation in the funding of the settlement trust;

•	the Bankruptcy Court’s decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings;

•	the outcome of objections and potential appeals involving approval of the disclosure statement and confirmation of the plan of reorganization;

•	conversion of B&W’s debtor-in-possession financing to exit financing;

•	the pension plan spin-off contemplated by the proposed settlement;

•	the continued ability of our insurers to reimburse B&W and its subsidiaries for payments made to asbestos claimants and the resolution of claims filed by insurers for recovery of insurance amounts previously paid for asbestos personal injury claims; and

•	other insurance-related issues.

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

     MII has entered into credit arrangements to support its operating subsidiaries and, in some cases, guaranteed or otherwise become contingently liable for the credit arrangements and customer contractual obligations of its subsidiaries. These exposures include the following:

•	B&W letter of credit exposure. At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146.5 million that were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24.9 million that were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of B&W’s debtor-in-possession revolving credit facility (the “DIP Credit Facility”) is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2003, approximately $42.0 million in letters of credit has been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit.

•	Indemnification obligations under surety arrangements. MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2003, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $84.3 million, of which $80.1 million related to the business operations of B&W and its subsidiaries.

     As to the guarantee and indemnity obligations related to B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

     The existence of these arrangements may adversely impact our flexibility in accessing new capital resources to address liquidity issues or other needs for capital that may arise in the future.

We are subject to loss and other contingencies relating to allegations of anticompetitive acts made against MI, JRM, MII and others involving worldwide heavy-lift activities in the marine construction services industry.

     In June 1998, a number of major and independent oil and gas exploration and development companies filed lawsuits in the United States District Court for the Southern District of Texas against, among others, MI, JRM and MII. These lawsuits allege, among other things, that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act, engaged in fraudulent activity and tortiously interfered with the plaintiffs’ businesses in connection with certain offshore transportation and installation projects. In addition to seeking injunctions to enjoin us and the other defendants from engaging in future anticompetitive acts, actual damages and attorneys’ fees, the plaintiffs are requesting treble damages. Although we have executed agreements to settle the heavy-lift antitrust claims filed by several of the plaintiffs in the Southern District of Texas, the litigation continues with the other plaintiffs. The ultimate outcome of this litigation could have a material adverse effect on our consolidated financial position, results of operations and cash flows. See Item 3 for additional information.

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

     Prices for oil and gas historically have been extremely volatile and have reacted to changes in the supply of and demand for oil and natural gas (including changes resulting from the ability of the Organization of Petroleum Exporting Countries to establish and maintain production quotas), domestic and worldwide economic conditions and political instability in oil producing countries. We anticipate prices for oil and natural gas will continue to be volatile and affect the demand for and pricing of our marine construction services. A material decline in oil or natural gas prices or activities over a sustained period of time could materially adversely affect the demand for our marine construction services and, therefore, our results of operations and financial condition.

War, other armed conflicts or terrorist attacks could have a material adverse effect on our business.

     The war in Iraq as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas. The continuing instability and unrest in Iraq, as well as threats of war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets and contribute to even higher levels of volatility in prices for oil and gas. In addition, the continued unrest in Iraq could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. In addition, acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Armed conflicts, terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future.

We are subject to risks associated with contractual pricing in the offshore marine construction industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline and we may suffer losses.

     Because of the highly competitive nature of the offshore marine construction industry, our Marine Construction Services segment performs a substantial number of its projects on a fixed-price basis. We attempt to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the revenue, cost and gross profit we realize on a fixed-price contract will often vary from the estimated amounts because of changes in job conditions and variations in labor and equipment productivity over the term of the contract. These variations and the risks generally inherent in the marine construction industry may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. In particular, if steel prices rise beyond what we have estimated, we may suffer reduced profitability or further losses on our fixed-price projects, including those contracts in our backlog. During 2002 and 2003, our Marine Construction Services segment experienced material losses on three of our Spar projects, Medusa, Devils Tower and Front Runner; the Carina Aries project; and the Belanak FPSO project. These contracts were first-of-a-kind for JRM, as well as long-term in nature. We have experienced schedule delays and cost overruns on these contracts that have adversely impacted our financial results and liquidity. Three of these projects, the Front Runner, the Carina Aries and the Belanak FPSO projects, continue to face these risks. For more information, see discussion of these projects in the Marine Construction Services Segment — Recent Operating Results and Outlook section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     In addition, we recognize revenues under our long-term contracts in the Marine Construction Services segment on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. As of December 31, 2003, we have provided for our estimated losses on contracts which were in loss positions. Our current estimates of our contract costs and the profitability of our long-term projects could change, and adjustments to overall contract costs may continue to be significant in future periods.

Deficiencies in JRM’s internal controls and procedures, including procedures to estimate project costs, could have an adverse effect on us.

     As described in Item 9A, we have identified certain matters involving internal controls and operations of our Marine Construction Services segment which, among other things, impact our ability to forecast accurately total costs to complete fixed-price contracts, primarily first-of-a-kind projects, until we have performed all major phases of the work. In addition, our auditors have advised us that these matters are considered a “material weakness” in JRM’s ability to accurately estimate costs to complete first-of-a-kind projects. A material weakness is a significant deficiency in a significant control or an aggregation of such deficiencies that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

     Our ability to run our businesses profitably requires us to estimate accurately the cost of executing projects we bid for and, once we are awarded a contract, to control those costs during execution. This is particularly true in connection with the long-term, fixed-price, single-provider contracts for complex projects that represent an increasingly large part of our Marine Construction Services business. Moreover, because we recognize revenue, income and loss on JRM’s long-term contracts on a percentage-of-completion basis, the accuracy of our financial results depends on our ability to maintain accurate forecasts of project costs throughout the project’s life. JRM’s management is implementing measures to correct and improve the effectiveness of its internal controls and is evaluating the effectiveness of these measures. However, we cannot be certain that the measures we take will be effective or that other deficiencies in our internal controls and procedures that could occur in the future will not result in material losses or otherwise have a material adverse effect on us.

We face risks associated with recent legislative proposals that could change laws applicable to corporations that have completed inversion transactions.

     As a result of our reorganization in 1982, which we completed through a transaction commonly referred to as an “inversion,” our company is a corporation organized under the laws of the Republic of Panama. Recently, the U.S. House and Senate have considered legislation that would have changed the tax law applicable to corporations that have completed inversion transactions. Some of the legislative proposals contemplated retroactive application and, in certain cases, treatment of such corporations as United States corporations for United States federal income tax purposes. Some of the legislative proposals also contemplated additional limitations on the deductibility for United States federal income tax purposes of certain intercompany transactions, including intercompany interest expense. It is possible the legislation enacted in this area could substantially increase our corporate income taxes and, consequently, decrease our future net income and increase our future cash outlays for taxes. Other legislative proposals, if enacted, could limit or even prohibit our eligibility to be awarded contracts with the U.S. Government in the future. We are unable to predict with any level of certainty the likelihood or final form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments. As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation in this area.

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

     We derive a significant portion of our revenues from international operations, including customers in the Middle East. Our international operations are subject to political, economic and other uncertainties not generally encountered in our U.S. operations. These include:

•	risks of war, terrorism and civil unrest;

•	expropriation, confiscation or nationalization of our assets;

•	renegotiation or nullification of our existing contracts;

•	changing political conditions and changing laws and policies affecting trade and investment;

•	the overlap of different tax structures; and

•	the risks associated with the assertion of foreign sovereignty over areas in which our operations are conducted.

     Our Marine Construction Services segment may be particularly susceptible to regional conditions that may adversely affect its operations. Its major marine construction vessels typically require relatively long periods of time to mobilize over long distances, which could affect our ability to withdraw them from areas of conflict. Additionally, various foreign jurisdictions have laws limiting the right and ability of foreign subsidiaries and joint ventures to pay dividends and remit earnings to affiliated companies. Our international operations sometimes face the additional risks of fluctuating currency values, hard currency shortages and controls of foreign currency exchange.

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

     We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates that we consider uneconomical. This has particularly been the case following the September 11, 2001 terrorist attacks in New York City and Washington, D.C., which led to significant changes in various insurance markets, including decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs, and increased deductibles and self-insured retentions. These changes were in addition to similar changes we had seen in certain markets prior to September 11, 2001. Risks that are difficult to insure include, among others, the risk of war and confiscation of property in some areas of the world, losses or liability resulting from acts of terrorism, certain risks relating to construction, and pollution liability. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not in all cases be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on us.

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

     In addition, if the proposed settlement in the bankruptcy proceedings involving B&W is finalized, MII and its subsidiaries will assign to a trust formed in connection with the settlement their rights to insurance coverages that have substantial available limits of coverage for, among other things, asbestos-related personal injury claims. As a result, these insurance rights would no longer be available to MII and its subsidiaries to address any future claims against them, including any future asbestos-related personal injury claims against them.

We depend on significant customers, including the U.S. Government.

     Our Marine Construction Services and Government Operations segments derive a significant amount of their revenues and profits from a small number of customers. The inability of these segments to continue to perform services for a number of their large existing customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.

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

     Most industry segments in which we operate are highly competitive. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. This is significant to our Marine Construction Services business, where capital investment is becoming critical to our ability to compete.

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

     In addition, our Marine Construction Services segment depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing offshore exploration and development drilling for oil and gas for economic and other policy reasons would adversely affect the operations of our Marine Construction Services segment by limiting the demand for its services. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Environmental laws and regulations and civil liability for contamination of the environment or related personal injuries may result in increases in our operating costs and capital expenditures and decreases in our earnings and cash flow.

     Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of former nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, results of operations or financial condition. See Section H above for further information. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from contamination of the environment or personal injuries caused by releases of hazardous substances into the environment. For a discussion of civil proceedings of this nature in which we are currently involved, see Item 3 in Part I of this report.

We are subject to other risks that we discuss in other sections of this annual report.

     For discussions of various factors that affect the demand for our products and services in our segments, see the discussions under the heading “Factors Affecting Demand” in each of Sections B and C above. For a discussion of our insurance coverages and uninsured exposures, see Section F above. For discussions of various legal proceedings in which we are involved, in addition to those we refer to above, see Item 3 in Part I of this report. In addition to the risks we describe or refer to above, we are subject to other risks, contingencies and uncertainties, including those we have referred to under the heading “Cautionary Statement Concerning Forward-Looking Statements” in Section J below.

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

     In addition, various statements this Annual Report on Form 10-K contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Items 1 and 2 - “Business and Properties” and Item 3 — “Legal Proceedings” in Part I of this report and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments, and availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to offshore marine construction operations;

•	the ability of JRM to maintain its forecasted financial performance, including its ability to manage costs associated with its fixed-price long-term projects;

•	the ability of JRM to obtain a letter of credit facility;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings and related settlement discussions involving B&W and certain of its subsidiaries and MII;

•	the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002;

•	the potential impact on available insurance due to the recent increases in bankruptcy filings by asbestos-troubled companies;

•	the potential impact on our insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

•	legislation recently proposed by members of the U.S. Congress that, if enacted, could reduce or eliminate the tax advantages we derive from being organized under the laws of the Republic of Panama;

•	recently proposed legislation that, if enacted, could limit or prohibit us from entering into contracts with the U.S. Government;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East and Asia Pacific;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit;

•	the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.

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

K. AVAILABLE INFORMATION

     Our website address is www.mcdermott.com. We make available through this website under “SEC Filing,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). We have adopted, and posted on our website: our Corporate Governance Guidelines; a Code of Ethics for our Chief Executive Officer, and other Senior Financial Officers; and charters for the Audit, Governance and Compensation Committees of our Board.

Item 3. LEGAL PROCEEDINGS

     In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (collectively, the “Phillips Plaintiffs”) filed a lawsuit in the U.S District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, Heerema Offshore Construction Group, Inc. (“Heerema”), JRM’s former HeereMac joint venture with Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs’ businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and Asia Pacific (the “Phillips Litigation”). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively, “Statoil”), filed a similar lawsuit in the same court (the “Statoil Litigation”). In addition to seeking injunctive relief, actual damages and attorneys’ fees, the plaintiffs in the Phillips Litigation and Statoil Litigation requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court’s lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). The Fifth Circuit affirmed the district court decision in February 2000 and Statoil filed a motion for rehearing en banc. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied. On March 12, 2001, the plaintiffs’ motion for rehearing en banc was denied by the Fifth Circuit in the Statoil Litigation. The plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court. On February 20, 2002, the U.S. Supreme Court denied the petition for certiorari. The plaintiffs filed a motion for rehearing by the U.S. Supreme Court. On April 15, 2002, the U.S. Supreme Court denied the motion for rehearing. As of December 31, 2003, Heerema, MII and Saipem had executed agreements to settle the heavy-lift antitrust claims with all claimants in these proceedings. The cases have now all been concluded.

     In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (the “Shell Litigation”). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates (collectively, “Chevron Texaco”); Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates (collectively, “Marathon”); VK-Main Pass Gathering Company, L.L.C.; Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys’ fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Shell Litigation due to the Texas district court’s lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non heavy-lift marine construction activity claims against the defendants. Currently, we are awaiting the court’s decision on our motion to dismiss the foreign claims. As of December 31, 2003, Heerema and MII had executed agreements to settle or dismiss the heavy-lift antitrust claims against Heerema and MII with all plaintiffs except Chevron Texaco and Marathon. An order of dismissal related to the cases settled or dismissed has been entered by the court. We do not believe that a material loss, above amounts already provided for, with respect to these matters is likely. In December 2003, Chevron Texaco filed suit in the High Court of London alleging antitrust injury regarding seven named projects occurring in the period from 1993 to 1997. We are presently reviewing the claims presented and have engaged U.K. counsel to advise us on this matter.

     On December 15, 2000, a number of Norwegian oil companies filed lawsuits against MII, HeereMac, Heerema and Saipem S.p.A. for violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway. Plaintiffs included Norwegian affiliates of various of the plaintiffs in the Shell Litigation. Most of the projects were performed by Saipem S.p.A. or its affiliates, with some by Heerema/HeereMac and none by JRM. As of December 31, 2003, these Norwegian lawsuits were settled and an order of dismissal of all pending litigation was entered by the Norwegian court.

     B&W and Atlantic Richfield Company (“ARCO”) are defendants in a lawsuit filed on June 7, 1994 by Donald F. Hall, Mary Ann Hall and others in the U. S. District Court for the Western District of Pennsylvania. The suit involves approximately 500 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the “Hall Litigation”). The plaintiffs in the Hall Litigation allege, among other things, that they suffered personal injury, property damage and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36.7 million in compensatory damages. In June 1999, the district court set aside the $36.7 million judgment and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court’s rulings on certain evidentiary matters, which, following B&W’s bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review.

     In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8.0 million for which B&W seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. On April 28, 2001, in response to cross-motions for partial summary judgment, the Pennsylvania State Court issued its ruling regarding: (1) the applicable trigger of coverage under the Nuclear Energy Liability Policies issued by B&W’s insurers; and (2) the scope of the insurers’ defense obligations to B&W under these policies. With respect to the trigger of coverage, the Pennsylvania State Court held that “manifestation” is an applicable trigger with respect to the underlying claims at issue. Although the Court did not make any determination of coverage with respect to any of the underlying claims, we believe the effect of its ruling is to increase the amount of coverage potentially available to B&W under the policies at issue to $320.0 million. With respect to the insurers’ duty to defend B&W, the Court held that B&W is entitled to separate and independent counsel funded by the insurers. On May 21, 2001, the Court granted the insurers’ motion for reconsideration of the April 25, 2001 order. On October 1, 2001, the Court entered its order reaffirming its original substantive insurance coverage rulings and further certified the order for immediate appeal by any party. B&W’s insurers filed an appeal in November 2001. On November 25, 2002, the Pennsylvania Superior Court affirmed the rulings in favor of B&W on the trigger of coverage and duty to defend issues. On December 24, 2002, B&W’s insurers filed a petition for the allowance of an appeal in the Pennsylvania Supreme Court. The Pennsylvania Supreme Court denied the insurer’s petition for the allowance of an appeal by order dated December 2, 2003.

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

     In December 1998, a subsidiary of JRM (the “Operator Subsidiary”) was in the process of installing the south deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. (“Texaco”) when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. This lawsuit was filed in the U. S. District Court for the Eastern District of Louisiana against a number of parties, some of which brought third-party claims against the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel that attempted the lift of the deck module (the “Owner Subsidiary”). Both the Owner Subsidiary and the Operator Subsidiary were subsequently tendered as direct defendants to Texaco. In addition to Texaco’s claims in the federal court action, damages for the loss of the south deck module have been sought by Texaco’s builder’s risk insurers in claims against the Owner Subsidiary and the other defendants, excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder’s risk insurers in the federal court proceeding approximated $280 million. Texaco’s federal court claims against the Operator Subsidiary were stayed in favor of a pending binding arbitration proceeding between them required by contract, which the Operator Subsidiary initiated to collect $23 million due for work performed under the contract, and in which Texaco also sought the same consequential damages and uninsured losses as it seeks in the federal court action, and also seeks approximately $2 million in other damages not sought in the federal court action. The federal court trial, on the issue of liability only, commenced in October 2001. On March 27, 2002, the Court orally found that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco. On May 6, 2002, the Owner Subsidiary filed a notice of appeal of the April 5, 2002 order, which appeal it subsequently withdrew without prejudice for technical reasons. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary’s motion for dismissal against Texaco’s builder’s risk underwriters. A final judgment was entered by the district court on October 30, 2003 from which an appeal has been taken by Texaco’s builder’s risk insurers. In the fourth quarter of 2003, Texaco, JRM and JRM’s underwriters settled the claims of Texaco for consequential damages. We have an agreement with our insurers under which based on this settlement we are obligated to pay $1.25 million per year through 2008 as an adjustment to premiums of prior years. This agreement resulted in a charge of approximately $5.4 million for the year ended December 31, 2003. The trial in the binding arbitration proceeding commenced on January 13, 2003, proceeded on various intermittent dates thereafter and concluded in December 2003, with final briefs relating to JRM’s claims against Texaco filed in March 2004. An arbitration decision with regard to JRM’s claims is expected in the second quarter of 2004. We plan to vigorously pursue the arbitration proceeding and defend any appeals process in the federal court action, and we do not believe that a material loss, above amounts already provided for, with respect to these matters is likely. In addition, we believe our insurance will provide coverage for the federal court claims in the event of liability. However, the ultimate outcome of the proceedings is uncertain, and an adverse ruling could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

     In early April 2001, a group of insurers that includes certain underwriters at Lloyd’s and Turegum Insurance Company (the “Plaintiff Insurers”) who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W’s excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. The Plaintiff Insurers also allege that MII and B&W have wrongfully attempted to expand the underwriters’ obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in vacating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers, which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W’s rights and the obligations of the Plaintiff Insurers and other insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the District Court seeking dismissal of the Plaintiff Insurers’ claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued January 4, 2002, the District Court granted MII’s and B&W’s motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers’ claims lacked a factual or legal basis. We believe this ruling reflects the extent of the underwriter’s contractual obligations and underscores that this coverage is available to settle B&W’s asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were B&W’s counterclaims against the Plaintiff Insurers and against other insurers. The parties agreed to dismiss without prejudice those of B&W’s counterclaims seeking a declaratory judgment regarding the parties’ respective rights and obligations under the settlement agreement. B&W’s counterclaim seeking a money judgment for approximately $6.5 million due and owing by insurers under the settlement agreement remains pending. The parties have reached a preliminary agreement in principle to settle B&W’s counterclaim for in excess of the claimed amounts, and approximately $4.3 million has been received to date from the insurers, subject to reimbursement in the event a final settlement agreement is not reached. A trial of this counterclaim is presently scheduled for April 19, 2004, but the parties are working to finalize a settlement of the counterclaim prior to commencement of the trial. Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. At this point, the Plaintiff Insurers have not indicated whether they intend to pursue an appeal.

     On or about August 5, 2003, certain underwriters at Lloyd’s, London and certain London Market companies (the “London Insurers”) commenced a new adversary proceeding against B&W in the Bankruptcy Court for the Eastern District of Louisiana, which makes allegations similar to those made in the prior adversary action. The complaint of the London Insurers alleges that B&W anticipatorily repudiated the 1990 settlement agreement between B&W and the London Insurers. The alleged anticipatory repudiation is based primarily on B&W’s submission of the Joint Plan to the Bankruptcy Court. The complaint alleges that the London Insurers’ claims from the first adversary action that were ruled to be premature are now ripe for adjudication, given that B&W has reached agreement on a consensual plan of reorganization with the representatives of asbestos claimants. In addition to seeking unspecified damages for this alleged anticipatory repudiation, the complaint also seeks declaratory relief as to the London Insurers’ obligations to indemnify B&W for its asbestos-related claims and seeks to prevent the assignment of rights to asbestos bodily injury coverage to the Asbestos PI Trust. On or about August 6, 2003, a similar lawsuit was filed in the District Court by the London Insurers against MII. The London Insurers also filed a motion to withdraw the reference with respect to the action pending in the Bankruptcy Court, seeking to transfer it from the Bankruptcy Court to the District Court. B&W and MII have each filed motions to dismiss or, in the alternative, to stay the actions filed against each of them by the London Insurers. The Court has not ruled on the London Insurers’ motion to withdraw the reference or on B&W’s or MII’s motion to dismiss or stay. No discovery has been taken in either case. However, we do not believe that a material loss with respect to these matters is likely.

     On or about August 22, 2003, Continental Insurance Co. (“Continental”) commenced an action in the Eastern District of Louisiana against MII and MI and a similar adversary action against B&W in the Bankruptcy Court. These actions make allegations similar to those made in the prior adversary actions of the London Market Insurers. The complaints of Continental allege, among other things, that MII anticipatorily repudiated the settlement agreement MII and B&W had entered into in 2000 with Continental relating to insurance payments by Continental as a result of asbestos-related products liability claims. The parties have reached a settlement of these actions, and the Bankruptcy Court has approved the settlement.

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

     On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding in the U.S. Bankruptcy Court for the Eastern District of Louisiana against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W’s cancellation of a $313 million note receivable and B&W’s transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W’s claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceeding to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W’s solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the Bankruptcy Court found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and the FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and the FCR that we believe are resolved by the February 8, 2002 ruling. By Order and Judgment dated April 17, 2002, the Bankruptcy Court granted this motion and dismissed all claims asserted in complaints filed by the ACC and the FCR regarding the 1998 transfer of certain assets from B&W to its parent, and dismissed the proceeding with prejudice. On April 26, 2002, the ACC and the FCR filed a notice of appeal of the April 17, 2002 Order and Judgment and on June 20, 2002 filed their appeal brief. On July 22, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed their brief in opposition. The ACC and the FCR have not yet filed their reply brief pending discussions regarding settlement and a consensual joint plan of reorganization. If a consensual joint plan of reorganization is confirmed, the ACC and the FCR have agreed to dismiss this appeal with prejudice. In addition, an injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11, extends through April 12, 2004. See Note 20 to our consolidated financial statements for information regarding B&W’s potential liability for nonemployee asbestos claims and additional information concerning the B&W Chapter 11 proceedings.

     In September 2002, we were advised that the SEC and the New York Stock Exchange were conducting inquiries into the trading of MII securities occurring prior to our public announcement of August 7, 2002 with respect to our second quarter 2002 results, our revised 2002 guidance and developments in negotiations relating to the B&W Chapter 11 proceedings. As we reported in our annual report on Form 10-K for the year ended December 31, 2002, the SEC has issued a formal order of investigation in connection with its inquiry, pursuant to which the staff of the SEC has requested additional information from us and several of our current and former officers and directors. We continue to cooperate fully with both inquiries and have provided all information that has been requested. Several of our current and former officers and directors have voluntarily given interviews and have responded to SEC subpoenas requesting additional documents and testimony.

     We have been advised by the New York Stock Exchange that it is reviewing transactions in MII securities prior to our May 6, 2003 earnings announcement. We have provided all information requested by the New York Stock Exchange and intend to cooperate fully with its review.

     On July 12, 2002, AE Energietechnic GmbH (“Austrian Energy”) filed for the appointment of a receiver in the Bankruptcy Court of Graz, Austria. Austrian Energy is a subsidiary of Babcock-Borsig AG, which filed for bankruptcy on July 4, 2002 in Germany. Babcock and Wilcox Volund ApS (“Volund”), which we sold to B&W in October 2002, is jointly and severally liable with Austrian Energy pursuant to both their consortium agreement as well as their contract with the ultimate customer, the former SK Energi, now Energi E2 A/S (“E2”), for construction of a biomass boiler facility in Denmark. As a result of performance delays attributable to Austrian Energy and other factors, E2 has asserted claims for damages associated with the failure to complete the construction and commissioning of the facility on schedule. On August 30, 2002, Volund filed a claim against Austrian Energy in the Austrian Bankruptcy Court to establish Austrian Energy’s liability for E2’s claims, which was subsequently rejected in its entirety by Austrian Energy. On October 8, 2002, Austrian Energy notified Volund that it had terminated its consortium agreement with Volund in accordance with Austrian bankruptcy laws. In June 2003, Volund reached a settlement with E2 in this matter and recorded a $1.1 million charge to earnings. This amount has been re-evaluated and reduced to $0.4 million in December 2003. In February 2004, Volund and Austrian Energy reached agreement on a claim amount of approximately $4.0 million to be entered into the Austrian Bankruptcy Court for approval. While a dividend of the claim is expected, the amount of that dividend is not currently known. Depending on the final resolution of the E2 claims and Volund’s claims against Austrian Energy, an adjustment of the purchase price from the sale of Volund to B&W may be required. Such adjustment would be recorded as a change to the estimated cost of the B&W Chapter 11 settlement. See Note 2 to our consolidated financial statements for information concerning the sale of Volund to B&W.

     On July 8, 2003, Bay Ltd. (“Bay”), a subcontractor for two of JRM’s Spar projects, the Medusa and Devils Tower projects, filed a demand for arbitration in Houston, Texas seeking approximately $32.2 million in damages and asserting various liens against the Medusa and Devils Tower facilities. On July 17, 2003, JRM filed a Complaint and Motion to Compel Arbitration in the U.S. District Court for the Southern District of Texas against Bay. The federal court ruled that arbitration should proceed in accordance with the applicable provisions of the Spar agreement. JRM filed its own demand for arbitration in Houston, Texas, seeking damages against Bay arising from Bay’s performance of work on the Devils Tower project. Bay filed a counterclaim in that action, seeking approximately $7.6 million. No dates for the arbitration have been scheduled. On December 30, 2003, Bay dismissed its arbitration demand filed in Houston, Texas.

     In addition, JRM filed a Complaint for Preliminary and Permanent Injunctive Relief and for Damages in the U.S. District Court for the Eastern District of Louisiana with regard to claims against Bay arising from Bay’s performance of work on the Medusa project. In that complaint, JRM seeks in excess of $10 million as a result of Bay’s various breaches of contract. Bay filed a counterclaim in the proceedings seeking damages of approximately $24 million and enforcement of its alleged lien rights. The matter is set for trial in March 2005.

     We plan to vigorously prosecute our claims in the Bay arbitration and defend the counterclaim. We have provided for our estimated losses in these matters as part of related contract costs, and we do not believe any additional material loss with respect to these matters is likely. However, the ultimate outcome of these proceedings is uncertain and an adverse ruling, either in the arbitration or the court proceedings, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

     On December 9, 2002, a class action proceeding entitled Doug Benoit, et al. v. J. Ray McDermott, Inc. et al. was initiated against one of JRM’s subsidiaries and numerous third-party defendants in the 58th Judicial District Court of Jefferson County, Texas. This proceeding involves approximately 140 plaintiffs who have alleged injuries as a result of exposures to asbestos and welding fumes while working onboard JRM’s marine construction vessels or in JRM’s fabrication facilities. Trial of some of these claims is set for July 5, 2004. We believe that most or all of these claims are subject to applicable workers’ compensation laws or comparable provisions of the Jones Act. We cannot now determine the result of these claims, and we anticipate that other similar claims may be filed in the future. Nevertheless, we do not expect that the outcome of these actions will have a material adverse impact on our financial position, results of operations or cash flows.

     On or about November 5, 2003 a class action proceeding entitled Jose Fragoso, et al. v. J. Ray McDermott, Inc. et al. was commenced in the 404th Judicial District Court of Cameron County, Texas. This proceeding involves 163 nonemployee plaintiffs who have alleged negligence for exposure to silica while working at an unspecified location. Thereafter, nine similar lawsuits were filed in the same district by the same law firm. In total, there are approximately 500 plaintiffs. In addition to JRM and MII, the suits name seven other premises defendants and allege additional claims against more than 70 product defendants. These ten proceedings are in the initial stages, and no trial has been set at this time in any of these proceedings.

     Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or arbitration proceedings or subject to disputes or claims related to our business activities, including performance or warranty-related matters under our customer and supplier contracts and other business arrangements, as well as workers’ compensation and similar claims under the Jones Act. In our management’s opinion, none of these proceedings, disputes or claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     See Note 20 to our consolidated financial statements included in this report for information regarding B&W’s potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held a special meeting of stockholders of MII on December 17, 2003 for the following purpose:

     To consider and vote on the adoption of a resolution to:

•	approve the proposed settlement agreement relating to the Chapter 11 bankruptcy proceedings involving B&W;

•	authorize and approve the settlement contemplated by the proposed settlement agreement, including the disposition of assets of MII in the settlement, as provided in the proposed settlement agreement; and

•	authorize MII’s execution and delivery of, and performance under, the proposed settlement agreement, in substantially the form the stockholders approve, with such modifications or changes as the MII Board of Directors may approve;

in each case subject to the subsequent approval of the proposed settlement and settlement agreement by the Board of Directors of MII, after consideration of any developments that may occur prior to the effective date of the related joint plan of reorganization that has been proposed in connection with the Chapter 11 bankruptcy proceedings referred to above, including developments involving currently pending federal legislation relating to an overall resolution of asbestos-related personal injury claims in the United States.

     The affirmative vote of a majority of the shares of our common stock present in person or represented by proxy at the Special Meeting was required to approve the proposed resolution, provided that, in order for the vote to be effective, the number of shares of our common stock for which votes were cast in favor of the proposed resolution was required to represent at least 50% of the voting power of all of the shares of our common stock outstanding and entitled to vote on the proposed resolution. The voting, resulting in approval of the resolution, was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
46,648,582	1,126,732	411,080	—

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange. High and low stock prices in the years ended December 31, 2002 and 2003 were as follows:

YEAR ENDED DECEMBER 31, 2002

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2002	$16.42	$10.95
June 30, 2002	$17.29	$5.60
September 30, 2002	$8.10	$2.95
December 31, 2002	$6.64	$2.34

YEAR ENDED DECEMBER 31, 2003

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2003	$4.76	$2.64
June 30, 2003	$6.79	$2.17
September 30, 2003	$7.74	$3.75
December 31, 2003	$12.20	$5.73

     In the third quarter of 2000, MII’s Board of Directors determined to suspend the payment of regular dividends on MII’s common stock for an indefinite period.

     As of December 31, 2003, there were approximately 3,699 record holders of our common stock.

     The following table provides information on our equity compensation plans as of December 31, 2003:

	Number of	Weighted-	Number of
	securities to be	average	securities
	issued upon exercise	exercise price	remaining
	of outstanding	of outstanding	available for
Plan Category	options and rights	options and rights	future issuance
Equity compensation plans approved by security holders	5,771,553	$12.32	1,722,926
Equity compensation plans not approved by security holders(1)	2,348,434	$12.11	572,245

Total	8,119,987	$12.26	2,295,171

(1)	Reflects information on our 1992 Senior Management Stock Plan, which is our only equity compensation plan that has not been approved by our stockholders and that (1) has any outstanding awards that have not been exercised or (2) can be used for future grants of equity-based awards. See Note 9 to our consolidated financial statements for more information regarding this plan.

Item 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,				For the Nine-Month Period Ended December 31,
	2003	2002	2001	2000(1)	1999
	(In thousands, except for per share amounts)
Revenues	$2,335,364	$1,733,821	$1,888,078	$1,803,179	$1,839,543
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change(2)	$(102,158)	$(787,966)	$(25,282)	$(26,473)	$(1,039)
Income (Loss) before Cumulative Effect of Accounting Change	$(98,939)	$(776,394)	$(20,022)	$(22,082)	$440
Net Income (Loss)	$(95,229)	$(776,394)	$(20,022)	$(22,082)	$440
Basic Earnings (Loss) per Common Share:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$(1.59)	$(12.74)	$(0.42)	$(0.44)	$(0.02)
Income (Loss) before Cumulative Effect of Accounting Change	$(1.54)	$(12.55)	$(0.33)	$(0.37)	$0.01
Net Income (Loss)	$(1.49)	$(12.55)	$(0.33)	$(0.37)	$0.01
Diluted Earnings (Loss) per Common Share:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$(1.59)	$(12.74)	$(0.42)	$(0.44)	$(0.03)
Income (Loss) before Cumulative Effect of Accounting Change	$(1.54)	$(12.55)	$(0.33)	$(0.37)	$0.01
Net Income (Loss)	$(1.49)	$(12.55)	$(0.33)	$(0.37)	$0.01
Total Assets	$1,248,874	$1,278,171	$2,103,840	$2,055,627	$3,874,891
Current Maturities of Long-Term Debt	$37,217	$55,577	$209,480	$258	$87
Long-Term Debt	$279,682	$86,104	$100,393	$323,157	$323,014
Cash Dividends per Common Share	$—	$—	$—	$0.10	$0.15

(1)	Effective February 22, 2000, our consolidated financial results exclude the results of B&W and its consolidated subsidiaries.

(2)	Cumulative effect of accounting change is due to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

     See Note 18 to our consolidated financial statements for significant items included in the years ended December 31, 2003 and 2002.

     Results for the year ended December 31, 2001 include a pretax gain on our sale of MECL totaling $28 million and tax of approximately $85.4 million associated with the intended exercise of an intercompany stock purchase and sale agreement.

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

GENERAL

     In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues. Each of our business segments has been capitalized and is financed on a stand-alone basis. Debt covenants preclude using the financial resources or the movement of excess cash from one segment for the benefit of the other. Our Marine Construction Services segment has incurred substantial operating losses over the last two years, which has strained its liquidity. Liquidity available to our other segment, Government Operations, is not available to satisfy the needs of our Marine Construction Services segment. Cash available at MII is not anticipated to be sufficient to fund forecast negative cash flow at JRM, if MII chose to do so. See further discussion in the Liquidity section of this Item.

Marine Construction Services Segment — Recent Operating Results and Outlook

     Our recent operating results have been adversely affected by material losses on several large marine construction contracts, including the contracts related to: three Spar projects, Medusa, Devils Tower and Front Runner; the Carina Aries project off the coast of Argentina; and the Belanak FPSO project on Batam Island. Each of these projects was a first-of-a-kind project for JRM entered into on a fixed-price basis during 2001 and early 2002. We believe the losses from these projects resulted to a significant degree from deficiencies in the process through which we previously bid for, priced and planned first-of-a-kind projects. Our new management team has implemented procedures designed to bring discipline and a more balanced risk/reward structure to the pricing and terms and conditions of our contracts. However, given the risks inherent in fixed-price contracts, we continue to have difficulty estimating costs to complete these contracts and, therefore, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods since our backlog will continue to contain fixed-price contracts. At December 31, 2003, JRM’s backlog was comprised of the two remaining Spar projects, the Carina Aries project and the Belanak FPSO project (12%); cost plus projects (16%); combination fixed price/cost reimbursable projects (32%); and other fixed-price projects (40%).

     We recorded estimated losses of $149.3 million during 2002 and $27.9 million during 2003 on the three Spar projects. During 2003, we also recorded estimated losses of $66.5 million on the Carina Aries project and $25.2 million on the Belanak FPSO project. Although we have already reflected these losses in our income statement, the negative cash flows associated with the cost overruns on these projects continue to be incurred. We expect that these negative cash flows will continue through three of the four quarters in 2004. At December 31, 2003, our estimates of the approximate percentage of completion for each of these projects was as follows:

Medusa	100%
Devils Tower	99%
Front Runner	70%
Carina Aries	67%
Belanak	76%

     The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. (See Note 10 to our consolidated financial statements included in this report.) The one-year warranty period on Medusa expires on August 22, 2004. We have accrued warranty reserves which we believe are adequate to cover all known and likely warranty claims at this time. However, our experience with respect to Spar warranty is limited and it is possible that actual warranty claims will exceed amounts provided for at December 31, 2003.

     In early 2003, our assessment was that the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint application, and, on March 21, 2003, we filed an action against the paint supplier and certain of its related parties for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to schedule and developed a plan for paint and pile installation issues. Since then, eight of the nine piles on Devils Tower have been successfully installed and accepted by the United States Minerals Management Service (the “USMMS”), the U.S. Government regulatory agency for offshore structures. The remaining pile was installed to a depth 9 feet short of the design penetration of 114 feet. The American Bureau of Shipping has provided a recommendation to the USMMS suggesting approval of the as-installed pile. Based on this recommendation, we believe it is probable that the pile will be accepted. However, should the USMMS reject the pile, JRM would be required to fabricate and install a replacement pile. JRM estimates that additional cost of $7.4 million would be incurred to fabricate and install a replacement pile, and it believes that a majority of this cost would be recoverable in a future period through an insurance claim. We received a certificate of substantial completion from our customer on this project in February 2004. Additional remaining issues include a dispute with a subcontractor, Bay Ltd., and the one-year warranty period, which will begin on the receipt of the certificate of final completion. (See Note 10 to our consolidated financial statements included in this report.)

     The Front Runner hull has been completed and is currently moored at a shipyard on the Gulf of Mexico awaiting installation, which is currently scheduled in late May 2004. The topsides are being fabricated by a subcontractor and are scheduled for installation in late June 2004. The key remaining issues for the Front Runner contract are the completion of fabrication and installation of the topsides. During the quarter ended December 31, 2003, we incurred substantial cost overruns on the reimbursable scopes of work performed by our topsides subcontractor. Our forecasted fabrication completion date has also been extended. Due to these items, our estimated loss on this project was increased by approximately $10 million in the quarter ended December 31, 2003.

     With regard to the Carina Aries project, we have provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $66.5 million for the year ended December 31, 2003. During the March 2003 quarter, we recorded losses of approximately $2.0 million for offshore pipelay and platform installation productivity below forecast. During the June 2003 quarter, we recorded approximately $40 million of losses attributable to cost incurred as a result of a June 2003 storm that damaged our pipelay equipment and required us to pay subcontractors for standby or contract termination as we made repairs to recommence work. On October 30, 2003, we signed a change order and addendum to the master agreement with the customer. This agreement, among other things, reduced our liquidated damages and risk of loss exposures, transferred weather risk to the customer and changed the contract from a lump-sum contract to a partial lump-sum and unit rate contract. During the December 2003 quarter, we recorded additional losses of approximately $6.0 million for fabrication cost overruns and $18.5 million for offshore pipelay and platform installation productivity below forecast, especially unforeseen mechanical downtime which is not rembursable under the amended contract. We also have a pending insurance claim from which we expect to recover a portion of the June 2003 storm loss, which has not been reflected in the total cost to complete. After completing the pipeline portion of this contract, we need to install the topsides. We believe the topsides installation scope of work presents potentially less risk than the pipeline installation.

     With regard to the Belanak FPSO project, which involves a subcontract to JRM for the fabrication of wellhead platforms and topsides for an FPSO in Indonesia, we have provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $29.2 million for the quarter ended December 31, 2003. The increase in cost is attributable to overruns of the material and subcontractor cost estimates, as well as labor costs to complete. We have a pending contract amendment awaiting approval by an Indonesian governmental agency, which would reduce the now expected total cost to complete this project. Under our current subcontract, we are subject to liquidated damages of approximately $148,000 per day for late completion of our scope of work, with a cap of approximately $16 million. Late performance by JRM would not give rise to liquidated damages if first oil flows into the FPSO by December 15, 2004, as that date may be adjusted under the contract. A finally approved contract amendment would, among other things, extend our liquidated damages date. Further, even without that contract amendment or without first oil date satisfaction, we believe we are entitled to an extension of the schedule for liquidated damages due to the actions of the prime contractor. Therefore, we believe JRM is not likely to incur liquidated damages. In addition to the liquidated damages exposure, remaining issues relate to our ability to meet our forecast of required manhours to complete this project, which we have been unable to accurately estimate in the past.

     As of December 31, 2003, we have provided for our estimated losses on these contracts and our estimated costs to complete all our other contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs, and these may continue to be significant in future periods. As with the projects specifically discussed above, such adjustments could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, positive adjustments to overall contract costs at completion could materially improve our results of operations, financial condition and cash flow. Also, in addition to the Carina Aries insurance claim and the Belanak FPSO contract amendment previously discussed, we are pursuing other claims and contract amendments. JRM currently believes it has an opportunity to recover up to $25 million of the losses incurred in 2003 through customer change orders, negotiated settlements or legal proceedings in future periods. The timing of any such recovery is uncertain. Although we can provide no assurance that JRM will recover any of these items, any such recovery would positively impact JRM’s operating income in the period in which it is received.

     The amount of revenues our Marine Construction Services segment generates largely depends on the level of oil and gas development activity in the world’s major hydrocarbon-producing regions. Numerous factors influence this activity, including:

•	oil and gas prices, along with expectations about future prices;

•	the cost of exploring for, producing and delivering oil and gas;

•	the terms and conditions of offshore leases;

•	the discovery rates of new oil and gas reserves in offshore areas;

•	reserve depletion and replacement rates;

•	technological barriers or advances;

•	socio-political drivers in developing countries;

•	the ability of businesses in the oil and gas industry to raise capital; and

•	local and international political and economic conditions.

     JRM’s revenues reflect the variability associated with the timing of significant oil and gas development projects. During 2003, JRM’s revenues increased compared to the prior year, primarily from deepwater floating production projects and projects in the Azerbaijan sector of the Caspian Sea. We currently expect a 45% to 50% reduction in manhours worked at our fabrication yards in 2004 compared to 2003. We also currently expect a 40% to 50% reduction in the number of barge days worked by our barges in 2004 compared to 2003. While we expect JRM’s revenues to decrease during 2004 compared to 2003, we expect operating income to improve as we complete work on the unprofitable fixed-price Spar contracts, the Carina Aries project and the Belanak FPSO project.

     Due to the deterioration in JRM’s financial performance during the year ended December 31, 2002, we revised our expectations concerning JRM’s future earnings and cash flow and tested the goodwill of our Marine Construction Services segment for impairment. During the year ended December 31, 2002, we recorded an impairment charge of $313.0 million, which was the total amount of JRM’s goodwill.

Government Operations Segment — Recent Operating Results and Outlook

     The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, BWXT is a significant participant in the defense industry. We recognized increases in bookings during the years 2002 and 2003 that have allowed us to reach a record backlog at December 31, 2003 in our Government Operations. Additionally, with BWXT’s unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is poised to continue to participate in the continuing cleanup and management of the Department of Energy’s nuclear sites and weapons complexes.

     BWXT is expected to continue producing strong financial results. Its backlog of approximately $1.8 billion is expected to produce revenues for 2004 of approximately $515 million, not including any new contracts that may be awarded during the year. BWXT’s commitment to cost containment, in addition to the potential for new service contract awards, leads management to believe operating margins should remain consistent with 2003 levels, on a comparable basis.

Other

     The results of operations of our Industrial Operations segment include only the results of MECL, which we sold in October 2001. The results of Menck GmbH (“Menck”), previously a component of our Marine Construction Services segment, and the results of Hudson Products Corporation (“HPC”), are reported in discontinued operations. We sold Menck in August 2003 and HPC in July 2002. See Note 2 to our consolidated financial statements for further information on discontinued operations.

     The results of operations of our Power Generation Systems segment include primarily the results of Volund, which we sold to B&W on October 11, 2002. See Note 2 to our consolidated financial statements for information concerning that sale.

     As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and we have been presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings of $110.0 million, including related tax expense of $23.6 million. As of December 31, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the year ended December 31, 2003 we recorded an aggregate increase in the provision of $18.0 million, including associated tax expense of $3.4 million. The increase in the provision is primarily due to an increase in our stock price.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to a proposed settlement agreement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement agreement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of the Fairness in Asbestos Injury Resolution legislation pending in the United States Senate. According to documents filed with the Bankruptcy Court, the asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization. See Note 20 to our consolidated financial statements included in this report for details regarding this estimate and for further information regarding developments in negotiations relating to the B&W Chapter 11 proceedings.

     At December 31, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” we recognized a minimum pension liability of approximately $452 million. This recognition resulted in a decrease in our prepaid pension asset of $122 million, an increase in our pension liability of $345 million and an increase in other intangible assets of $15 million. The increase in our minimum pension liability primarily resulted from the combination of the downturn in financial markets in 2002 and the low interest rates in effect at December 31, 2002. At December 31, 2003, we decreased our minimum pension liability by approximately $135 million primarily due to the improvement in financial markets in 2003. In 2004, we expect to recognize approximately $63.1 million of expense related to the MI qualified pension plan.

     If the proposed plan of reorganization is confirmed and the parties receive all requisite approvals for the proposed settlement, we will spin off the portion of MI’s qualified pension plan related to the active and retired employees of B&W as of the effective date of the plan of reorganization. If we complete such a spin-off, we would be required to recognize any curtailment and settlement gains or losses associated with the spin-off. Curtailment and settlement gains or losses are determined based on actuarial calculations as of the date of the spin-off. Based on data provided by our actuary, if this anticipated spin-off had occurred on December 31, 2003, we would have recorded curtailment and settlement losses through a pre-tax charge to earnings totaling approximately $122.8 million. In addition, we would also have recorded a reduction in our charge to other comprehensive income for recognition of our minimum pension liability totaling approximately $127.2 million. As a result, if the spin-off had occurred at December 31, 2003, our stockholders’ deficit would have improved by approximately $4.4 million. We anticipate recording the effect of the spin-off based on actuarial calculations as of the date of the spin-off, which could be materially different from the effect described in this paragraph.

     As a result of our reorganization in 1982, which we completed through a transaction commonly referred to as an “inversion,” our company is a corporation organized under the laws of the Republic of Panama. Recently, the U.S. House and Senate have considered legislation that would change the tax law applicable to corporations that have completed inversion transactions. We engaged an independent consultant to undertake an analysis of the potential re-domestication of MII from Panama to the U.S. Additionally, we entered into an agreement with two shareholders pursuant to which management will sponsor and recommend a proposal for re-domestication on the proxy statement for the annual meeting in the event the tax, costs and other considerations impacted by re-domestication are determined by our Board of Directors to be in the best interests of our shareholders. In the event that re-domestication is determined by our Board of Directors not to be in the best interests of our shareholders, pursuant to our agreement described in this paragraph, management will present the re-domestication proposal on the proxy but may recommend against it. The timing of any such management proposal is contingent upon the completion of the B&W reorganization proceedings.

     Effective January 1, 2002, based on a review performed by us and independent consultants we engaged, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years to better reflect the service lives of our assets and industry norms. Consistent with this change, we also extended the lives of major upgrades to existing vessels. We continue to depreciate our major marine vessels using the units-of-production method, based on the utilization of each vessel. The change in estimated useful lives reduced our operating loss and net loss by approximately $3.2 million for the year ended December 31, 2002.

     We derive a significant portion of our revenues from foreign operations. As a result, international factors, including variations in local economies and changes in foreign currency exchange rates, affect our revenues and operating results. We attempt to limit our exposure to changes in foreign currency exchange rates by attempting to match anticipated foreign currency contract receipts with like foreign currency disbursements. To the extent that we are unable to match the foreign currency receipts and disbursements related to our contracts, we enter into foreign currency derivative instruments to reduce the impact of foreign exchange rate movements on our operating results. Because we generally do not hedge beyond our exposure, we believe this practice minimizes the impact of foreign exchange rate movements on our operating results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe the following are our most critical accounting policies that we apply in the preparation of our financial statements. These policies require our most difficult, subjective and complex judgements, often as a result of the need to make estimates of matters that are inherently uncertain.

     Contracts and Revenue Recognition. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts. Under this method, we generally recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and therefore the timing of revenue and income recognition. We routinely review estimates related to our contracts, and revisions to profitability are reflected in earnings immediately.

     For contracts that we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For first-of-a-kind in nature contracts, we will recognize revenue and cost equally and will only recognize gross margin when probable and reasonably estimable, which is generally when the contract is 70% complete. We define first-of-a-kind in nature contracts as those long-term construction contracts for projects that have never been attempted before or that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred. For details concerning the effect of this policy on the Marine Construction Services segment’s backlog, see page 38.

     For all contracts including first-of-a-kind, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

     We have had significant adjustments to earnings as a result of revisions to contract estimates on several projects that were first-of-a-kind for JRM and have been inherently difficult to estimate. As demonstrated by our experience with these contracts, we were unable to forecast accurately the total cost to complete these projects until we performed almost all of their major phases. Therefore, we have instituted more stringent bidding and estimating processes. Although we continually strive to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods. We recognize claims for extra work or for changes in scope of work in contract revenues, to the extent of costs incurred, when we believe collection is probable and can be reasonably estimated. We recognize income from contract change orders or claims when formally agreed with the customer. We reflect any amounts not collected as an adjustment to earnings. We regularly assess the collectibility of contract revenues from customers.

     Property, Plant and Equipment. We carry our property, plant and equipment at depreciated cost, reduced by provisions to recognize economic impairment when we determine impairment has occurred. Factors that impact our determination of impairment include forecasted utilization of equipment and estimates of cash flow from projects to be performed in future periods. Our estimates of cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business segments and result in future asset impairments.

     Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of eight to 40 years for buildings and two to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Effective January 1, 2002, based on a review performed by us and independent consultants we engaged, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years. Our depreciation expense calculated under the units-of-production method may be less than, equal to or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation and 50% of cumulative straight-line depreciation.

     We expense the costs of maintenance, repairs and renewals, which do not materially prolong the useful life of an asset, as we incur them except for drydocking costs. We accrue estimated drydock costs for our marine fleet over the period of time between drydockings, generally three to five years. We accrue drydock costs in advance of the anticipated future drydocking, commonly known as the “accrue in advance” method. We charge actual drydock costs against the liability when incurred, and we recognize any differences between actual costs and accrued costs over the remaining months of the drydock cycle. Our actual drydock costs often differ from our estimates due to the long period between drydockings and the inherent difficulties in estimating cost of vessel repairs until the drydock occurs.

     Pension Plans and Postretirement Benefits. We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets. We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of our pension obligations. Based on historical data and discussions with our actuary, we determine our expected return on plan assets based on the expected long-term rate of return on our plan assets and the market-related value of our plan assets. Changes in these assumptions can result in significant changes in our estimated pension income or expense. We revise our assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings. Effective March 31, 2003, participation and benefits for the JRM pension plan were frozen. As a result, we recorded a curtailment gain totaling approximately $2.5 million in other-net for the year ended December 31, 2003.

     Loss Contingencies. We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. We are currently involved in some investigations and litigation as discussed in Note 10 to our consolidated financial statements. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters. Our most significant loss contingencies include our estimate of the cost of the potential settlement of the B&W Chapter 11 proceedings, which is now dependent on the finalization of the proposed settlement discussed in this report (see Notes 10 and 20 to our consolidated financial statements included in this report).

     Goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that we no longer amortize goodwill, but instead perform periodic testing for impairment. It requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Both steps of goodwill impairment testing involve significant estimates. We wrote off $313 million, which represented all of JRM’s goodwill, in 2002. As a result, our total goodwill has been substantially reduced.

     Asset Retirement Obligations and Environmental Clean-up Costs. We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility’s life, which is a requirement of our licenses from the Nuclear Regulatory Commission. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. SFAS No. 143 applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of clean-up activities, net of any cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for one facility, for which the U.S. Government is obligated to pay all the decommissioning costs.

     Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of December 31, 2003 is realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations.

     Warranty. With respect to our Marine Construction Services segment, we include warranty costs as a component of our total contract cost estimate to satisfy contractual requirements. In addition, we make specific provisions where we expect warranty costs to significantly exceed the accrued estimates. In our Marine Construction Services segment, warranty periods are generally limited, and we have had minimal warranty cost in prior years. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimates of future costs of materials and labor. However, we have substantially completed two of our three Spar projects with no warranty history. In our Government Operations segment, we accrue estimated expenses to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. Our future warranty provisions may vary from what we have experienced in the past.

     For a discussion of recently adopted accounting standards, see Note 1 to our consolidated financial statements included in this report.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Marine Construction Services

     Revenues increased 59% to $1.8 billion for the year ended December 31, 2003. The improvement in revenues resulted from increased fabrication and marine installation on the major projects listed below:

•	a topside fabrication project for BP in our Morgan City facility;

•	AIOC projects for fabrication of topsides and marine installation of topsides and pipelines in the Azerbaijan sector of the Caspian Sea;

•	wellhead deck and jacket fabrication and marine installation project offshore Qatar for an ExxonMobil affiliate;

•	fabrication of platforms and installation of subsea cables for a Middle Eastern operator;

•	fabrication and installation of decks for an operator offshore Vietnam;

•	the Devils Tower and Front Runner Spar projects;

•	the Carina Aries project; and

•	the Belanak FPSO project.

Partially offsetting these increases was a decline in Gulf of Mexico and Asia Pacific projects other than those listed above.

     Segment operating loss, which is before equity in income from investees, for the year ended December 31, 2003 was a loss of $51.1 million, compared to a loss of $165.3 million for the year ended December 31, 2002. Each of the projects listed above contributed operating income to partially offset the segment operating loss for the year ended December 31, 2003, with the following exceptions:

•	the Carina Aries project, where we recorded losses of $66.5 million in 2003 as discussed on page 32 as compared to a $9.6 million loss in 2002;

•	the Front Runner Spar project, where we recorded additional losses of $39.7 million in 2003, as compared to a $9.3 million loss in 2002; and

•	the Belanak FPSO project, where we recorded a loss of $29.2 million in the December 2003 quarter, which offset $3.9 million and $8.0 million of profit previously recorded in 2003 and 2002, respectively, under the percentage-of-completion method. This put the Belanak FPSO project in a loss position of $17.3 million at December 31, 2003.

The year ended December 31, 2003 included losses of $27.9 million (with improvements on Medusa and Devils Tower offsetting the additional $39.7 million loss on Front Runner) on the three Spar projects as compared to losses of $149.3 million for the year ended December 31, 2002.

     Gain (loss) on asset disposals and impairments-net for the year ended December 31, 2003 included a $2.9 million gain on the sale of assets associated with operations in Europe that are no longer active and a $1.4 million gain on the sale of an investment in an oil and gas property. During the year ended December 31, 2002, we wrote-off goodwill of $313.0 million.

     Equity in income (loss) of investees declined to a loss of $0.5 million during the year ended December 31, 2003 compared to income of $5.3 million during the year ended December 31, 2002. The year ended December 31, 2002 included income from a European joint venture that is no longer active and income from our Spars International joint venture, offset by losses associated with our Mexican joint venture, which is now being accounted for on the cost method.

     Backlog was $1.4 billion and $2.1 billion, respectively, at December 31, 2003 and 2002. At December 31, 2003, the Marine Construction Services backlog included $80.7 million related to uncompleted work on our three Spar projects and $95.3 million related to other contracts in loss positions. In addition, of the $197.6 million in backlog for our project for Dolphin Energy Ltd., $70.3 million of revenues expected to be recorded in 2004 will generate no gross profit as we will account for this project under our first-of-a-kind policy.

Government Operations

     Revenues decreased $22.3 million to $531.5 million, primarily due to lower volumes from our management and operating contract at the U. S. Government-owned facility in Miamisburg, Ohio. We are no longer the prime contractor but are now a subcontractor for this site, and, as a result, we now record only our fee in revenues rather than the full revenues from the contract. In addition, our research and development division reported lower revenues due to reassigning contracts out to their responsible divisions (including B&W and its subsidiaries) as part of the decentralization of our research and development activities. We also experienced lower revenues from our commercial work and other government operations, primarily due to an early lease buyout and the completion of a very profitable contract in 2002. The decreases in revenues were partially offset by revenues attributable to higher volumes from the manufacture of nuclear components for certain U.S. Government programs and our commercial nuclear environmental services. In addition, we resolved two contract disputes favorably.

     Segment operating income, which is before equity income from investees, increased $23.6 million to $58.2 million, primarily due to higher volume and margins from the manufacture of nuclear components for certain U.S. Government programs. In addition, we decreased spending on fuel cell research and development and, as mentioned above, we resolved two contract disputes favorably. These increases in operating income were partially offset by lower volume and margins from our commercial work and from our other government operations. In addition, we experienced higher general and administrative expenses due to increased facility management oversight costs and increased regulatory compliance costs. We also experienced lower costs in the prior year due to the receipt of an insurance settlement relating to environmental restoration costs.

     Equity in income from investees increased $3.4 million to $28.0 million, primarily due to increased operating results from several of our joint ventures operating in Idaho, Louisiana, Tennessee and Texas.

     Backlog was $1.8 billion and $1.7 billion, respectively, at December 31, 2003 and 2002. At December 31, 2003, this segment’s backlog with the U.S. Government was $1.8 billion, of which $17.6 million had not yet been funded.

Corporate

     Unallocated corporate expenses increased $70.0 million to $93.6 million, primarily due to higher qualified pension plan expenses as a result of changes in our discount rate and plan asset performance. Also, the results of our captive insurers were lower in the year ended December 31, 2003 compared with the year ended December 31, 2002.

     During the year ended December 31, 2003, we recognized expense from certain of our qualified pension plans of approximately $75.7 million. During the year ended December 31, 2002, we recognized expense from these plans of approximately $11.1 million.

Other Income Statement Items

     Interest income decreased $5.3 million to $3.2 million, primarily due to a decrease in average cash equivalents and investments and prevailing interest rates.

     Interest expense increased $3.9 million to $19.0 million, primarily due to higher interest costs associated with our omnibus revolving credit facility and JRM’s 11% senior secured notes. These increases were partially offset by lower interest expense resulting from the repayment of MI’s remaining 9.375% Notes due March 15, 2002.

     Other-net improved $6.3 million to income of $2.1 million, primarily due to income resulting from the curtailment of JRM’s qualified pension plan and minority interest income associated with a JRM subsidiary. These improvements were partially offset by an increase in foreign currency transaction losses.

Provision for Income Taxes

     The net pre-tax provision for the estimated cost of the B&W Chapter 11 settlement recorded in the year ended December 31, 2003 includes approximately $24.4 million of expenses with no associated tax benefits. The remaining items, consisting primarily of estimated benefits we expect to receive as a result of the proposed B&W Chapter 11 settlement, constitute income in jurisdictions where we are subject to income taxation. In addition, for the year ended December 31, 2003, we decreased our valuation allowance for the realization of deferred tax assets by $15.5 million to $199.3 million.

     We recorded the following charges in the year ended December 31, 2002, with little or no associated tax benefit:

•	the impairment of the remaining $313.0 million of goodwill attributable to the premium we paid on the acquisition of the minority interest in JRM in June 1999;

•	the write-off of the investment in B&W and other related assets totaling $224.7 million; and

•	the net pre-tax provision of $86.4 million for the estimated cost of settlement of the B&W Chapter 11 proceedings.

     We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

Cumulative Effect of Accounting Change

     Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will either settle the obligation for its recorded amount or incur a gain or loss upon settlement. As a result of the adoption of SFAS No. 143, we recorded income of approximately $3.7 million as the cumulative effect of an accounting change.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Marine Construction Services

     Revenues increased 35% to $1,133.2 million for the year ended December 31, 2002. The increase was a result of increased activity for our Spar projects, a topside fabrication and a pipeline installation project in the Azerbaijan sector of the Caspian Sea, two fabrication and installation projects in Asia Pacific, one deck fabricated in the Middle East for the West African market and a fabrication contract for topsides at our Morgan City fabrication facility. These increases were partially offset by reduced activity on other Gulf of Mexico projects and a decline in charters to our Mexican joint venture. Pemex, the national oil company of Mexico, is the primary customer of this joint venture.

     Although revenues increased, segment operating income (loss), which is before equity in income from investees, declined to a loss of $165.3 million compared with income of $12.4 million for the year ended December 31, 2001. The loss was due primarily to charges totaling $149.3 million relating to additional cost overruns, schedule delays and higher-than-expected forecasted costs to complete our three Spar projects. In addition, we incurred losses on Gulf of Mexico pipeline work and a project for the South American market. We also experienced reduced activity on other Gulf of Mexico projects, lower charter activity to our Mexican joint venture and increased costs to complete a fabrication project for the West African market due to poor productivity. In addition, we experienced lower utilization of our marine fleet in the Gulf of Mexico. Higher volumes from two fabrication and installation projects in Asia Pacific, a topside fabrication and a pipeline installation project in the Azerbaijan sector of the Caspian Sea and a fabrication contract for topsides at our Morgan City fabrication facility partially offset these losses. We also experienced lower general and administrative expenses and a favorable adjustment to potential settlements of litigation. The year ended December 31, 2001 included goodwill amortization expense of $18.0 million.

     The net loss on asset disposal and impairments for the year ended December 31, 2002 was due primarily to the goodwill impairment charge of $313.0 million. During the year ended December 31, 2002, we also recorded charges totaling approximately $15.0 million relating to a reorganization of our Western Hemisphere organization. These charges include an impairment charge of $6.8 million related to land at one of our facilities and $1.9 million to reduce to net realizable value four material barges and some marine equipment that we listed for sale in 2003.

     Equity in income from investees decreased $5.1 million to $5.3 million, primarily due to a $2.4 million charge related to the impairment of an investment in our Mexican joint venture and its favorable operating results recorded in the prior year. Favorable contract closeout adjustments associated with our U.K. joint venture partially offset these decreases.

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

     Other — net declined $8.4 million to expense of $4.2 million. For the year ended December 31, 2002, we recorded $2.5 million of minority interest expense associated with a Marine Construction Services segment joint venture. In addition, we had a $2.0 million decrease in gains on the sale of investment securities as well as an increase in miscellaneous other expenses.

Provision for Income Taxes

     We recorded the following charges in the year ended December 31, 2002, with little or no associated tax benefit:

•	the impairment of the remaining $313.0 million of goodwill attributable to the premium we paid on the acquisition of the minority interest in JRM in June 1999;

•	the write-off of the investment in B&W and other related assets totaling $224.7 million; and

•	the net pre-tax provision of $86.4 million for the estimated cost of settlement of the B&W Chapter 11 proceedings.

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

LIQUIDITY AND CAPITAL RESOURCES

     On December 9, 2003, we completed new financing arrangements for JRM and BWXT on a stand-alone basis. These financing arrangements include the issuance of $200 million aggregate principal amount of 11% senior secured notes due 2013 by JRM (the “JRM Secured Notes”) and the entering into of a $125 million three-year revolving credit facility by BWXT (the “BWXT Credit Facility”). The BWXT Credit Facility was increased to $135 million in January 2004 and may be increased up to $150 million. Concurrent with the new financing arrangements, we cancelled our $166.5 million omnibus revolving credit facility, which was scheduled to expire on April 4, 2004. Neither the JRM Secured Notes nor the BWXT Credit Facility is guaranteed by MII.

     The JRM Secured Notes were issued in an original aggregate principal amount of $200 million, mature on December 15, 2013 and bear interest at 11% per annum, payable semiannually on each June 15 and December 15, commencing June 15, 2004. These notes were issued at a discount, yielding proceeds to JRM of $194.1 million before payment of approximately $8.0 million in debt issuance costs. The JRM Secured Notes are senior secured obligations of JRM and are guaranteed by certain subsidiaries of JRM.

     On or after December 15, 2008, JRM may redeem some or all of the JRM Secured Notes at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest to the redemption date.

12-month period
commencing December 15 in Year	Percentage
2008	105.500%
2009	103.667%
2010	101.833%
2011 and thereafter	100.000%

     Before December 15, 2006, JRM may redeem the JRM Secured Notes with the cash proceeds from public equity offerings by JRM at a redemption price equal to 111% of the principal amount plus accrued and unpaid interest to the redemption date, in an aggregate principal amount for all such redemptions not to exceed 35% of the original aggregate principal amount of the notes, subject to specified conditions.

     JRM’s obligations under the indenture relating to the JRM Secured Notes are unconditionally guaranteed, jointly and severally, by (1) all subsidiaries that own a marine vessel that is or is required to become a mortgaged vessel under the terms of the indenture and related collateral agreements and (2) all significant subsidiaries of JRM as defined in the indenture. The JRM Secured Notes are secured by first-priority liens, subject to certain exceptions and permitted liens, on (1) capital stock of some of the subsidiary guarantors and (2) specified major marine construction vessels owned by JRM and certain subsidiary guarantors. The indenture governing the JRM Secured Notes requires JRM to comply with various covenants that, among other things, restrict JRM’s ability to:

•	incur additional debt or issue subsidiary preferred stock or stock with a mandatory redemption feature before the maturity of the notes;

•	pay dividends on its capital stock;

•	redeem or repurchase its capital stock;

•	make some types of investments and sell assets;

•	use proceeds from asset sales to fund working capital needs;

•	create liens or engage in sale and leaseback transactions;

•	engage in transactions with affiliates, except on an arm’s-length basis; and

•	consolidate or merge with, or sell its assets substantially as an entirety to, another person.

The indenture also imposes various reporting obligations on JRM.

     JRM is required to use commercially reasonable efforts to cause a registration statement with respect to an offer to exchange the JRM Secured Notes for notes registered under the Securities Act to be declared effective no later than June 6, 2004. If JRM fails to satisfy its registration and exchange offer obligations, it will be required to pay additional interest at 0.50% per annum until it satisfies those obligations.

     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million for a three-year term. Borrowings under the agreement may not exceed $100 million. BWXT may, at its option and subject to certain conditions, increase the aggregate commitments under the facility to $150 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at December 31, 2003. The interest rate at December 31, 2003 was 5.00%. Commitment fees are charged at a per annum rate of 0.50%, payable quarterly. Proceeds from the BWXT Credit Facility have been used to repay an intercompany loan from MII, to repay amounts owed by BWXT under the omnibus revolving credit facility and for general corporate purposes of BWXT, its subsidiaries and joint ventures. At December 31, 2003, BWXT had borrowings of $36.8 million outstanding under the BWXT Credit Facility.

     As a result of continued losses in our Marine Construction Services segment, we have experienced negative cash flows for 2003 and expect JRM to experience negative cash flows for three of the four quarters in 2004. We intend to fund JRM’s negative cash flows with the proceeds from the sale of the JRM Secured Notes, other potential borrowings or credit facilities permitted under the indenture governing the JRM Secured Notes, including a planned new letter of credit facility for JRM, and sales of nonstrategic assets, including certain marine vessels. However, with regard to asset sales, covenants in the indenture governing the JRM Secured Notes contain various restrictions on asset sales in excess of $10 million and generally prohibit JRM’s use of such proceeds to fund working capital needs.

     JRM’s letters of credit are currently secured by collateral accounts funded with cash equal to 105% of the amount outstanding. Therefore, we are currently seeking a new letter of credit facility that would not require cash collateral, which is critical to JRM’s liquidity. If we are unable to obtain this new facility, JRM’s ability to pursue projects from customers who require letters of credit as a condition of award will be limited and JRM’s liquidity will continue to be restricted. Our ability to obtain a new letter of credit facility for JRM will depend on numerous factors, including JRM’s operating performance and overall market conditions, including conditions impacting potential third party lenders.

     If we are unable to obtain additional third party financing for a new letter of credit facility for JRM, obtain other borrowings or sell JRM assets, we expect JRM will be unable to meet its working capital needs in the near-term. These factors cause substantial doubt about JRM’s ability to continue as a going concern. JRM would have to consider various alternatives including a potential restructuring or filing for receivership. Should JRM file to reorganize under Chapter 11, we believe MII and its other subsidiaries, including MI, BWICO, BWXT and B&W, would not be a party to these proceedings. In addition, MII, MI, BWICO, BWXT and B&W have assessed their ability to continue as viable businesses and have concluded that they can fund their operating activities and capital requirements. MII has not committed to support JRM should it be unable to acquire additional third party financing. However, as discussed below, MII has guaranteed JRM’s performance under certain construction contracts and a Chapter 11 proceeding could pose significant risks to MII and its other subsidiaries if JRM is unable to perform its obligations.

     As of December 31, 2003, MII had outstanding performance guarantees for six JRM projects. We are not aware that MII has ever had to satisfy a performance guaranty for JRM or any of its other subsidiaries. Five of these guarantees (with a total cap of $136 million) relate to projects which have been completed and are in the warranty periods, the latest of which would expire in January 2006. JRM has incurred minimal warranty costs in prior years and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims. The remaining MII performance guaranty for JRM (with a cap of $24 million) is for a pipeline project which is currently in progress and expected to be completed prior to April 15, 2004. This performance guaranty also runs through the one-year warranty period, which we expect to expire prior to April 15, 2005.

     A Chapter 11 filing by JRM would require us to give notice to the U.S. Pension Benefit Guaranty Corporation (the “PBGC”). This would cause the PBGC to consider, among other things, whether it would be prudent for them to involuntarily terminate the JRM pension plan. JRM is current on all required pension funding obligations to date. However, if the JRM qualified pension plan were terminated by the PBGC, we believe its termination liability would not exceed $55 million. If JRM were unable to meet this obligation, under law, MII and its other subsidiaries would be jointly and severally liable to make up any shortfall. Based on our experience in the B&W Chapter 11 proceedings, we believe that it is unlikely that the PBGC would exercise its right to terminate the JRM pension plan. However, if the JRM pension plan were terminated and JRM were unable to fully fund its termination liability, we believe that one or more of MII’s U.S. subsidiaries would be required to make up any shortfall. Although we do not believe that this is likely, based on the current liquidity forecast for our other U.S. subsidiaries, a $55 million shortfall could be met. Although we believe an action by the PBGC is remote, it could result in a potential event of default under the BWXT Credit Facility which could have a material adverse impact on MII’s liquidity.

     In March 2003, Moody’s Investor Service lowered MI’s credit rating from B2 to B3. In April 2003, Standard and Poor’s also lowered our corporate credit rating from B to CCC+ and our senior debt rating from B to CCC-. At December 31, 2003, JRM’s credit rating was B3/B-.

     MI expects to meet its cash needs in 2004 through intercompany borrowings from BWXT, which BWXT may fund through operating cash flows or borrowings under its credit facility. MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments. MI and its subsidiaries are unable to incur any additional long-term debt obligations under MI’s public debt indenture, other than in connection with certain extension, renewal or refunding transactions.

     Our net cash used in operations was approximately $97.5 million for the year ended December 31, 2003 compared to $9.8 million for the year ended December 31, 2002. We experienced significant decreases in our cash position in 2003 compared to 2002. This decrease was primarily attributable to the three Spar contracts in our Marine Construction Services segment. Normally, billings and cash receipts on long-term construction contracts exceed costs incurred early in the lives of the contracts and the contracts require net cash outflows later in their lives. In addition, we have experienced significant cost overruns on these projects, which has negatively impacted our cash flows from operating activities in 2003. Another item affecting our net cash used in operations for the year ended December 31, 2003 was a reduction in our payments of income taxes totaling approximately $84.2 million compared to the year ended December 31, 2002, when MI paid taxes of approximately $85.4 million resulting from the exercise of an intercompany stock purchase and sale agreement between MI and MII.

     Our net cash provided by investing activities decreased approximately $143.2 million from $126.4 million for the year ended December 31, 2002 to net cash used in investing activities of $16.8 million for the year ended December 31, 2003. This decrease was primarily due to an increase in restricted cash and cash equivalents of $135.7 million, $98.2 million of which serves as collateral for letters of credit. We decreased our capital expenditures in 2003 by approximately $28.8 million, primarily in our Marine Construction Services segment. Proceeds from asset disposals decreased in 2003 from 2002 by approximately $17.0 million. The proceeds from asset disposals in 2002 were primarily related to the sale of Hudson Products Corporation, while proceeds from asset disposals in 2003 were primarily related to the sale of JRM’s Menck GmbH subsidiary.

     For the year ended December 31, 2003, we had net cash provided by financing activities of $159.6 million compared to net cash used in financing activities of $147.3 million for the year ended December 31, 2002. The year ended December 31, 2003 included proceeds from the JRM Secured Notes of $194.1 million, payment of $9.5 million of MI’s series A medium term notes, and a decrease in short term borrowings totaling $8.9 million. The year ended December 31, 2002 included $208.3 million to repay the remaining amount of MI’s 9.375% Notes due March 15, 2002 and an increase in short-term borrowings of approximately $60 million.

     At December 31, 2003, we had total cash and cash equivalents of $355.3 million. However, our ability to use $180.5 million of these funds is restricted due to the following: $98.2 million serves as collateral for letters of credit; $5.4 million serves as collateral for foreign exchange trading and other financial obligations; $48.1 million is required to meet reserve requirements of our captive insurance companies; $22.0 is temporarily reserved to pay the next two succeeding payments of interest on the JRM Secured Notes as required by the indenture; and $6.8 million is held in restricted foreign accounts. The $22.0 million temporary interest reserve is required until the later to occur of (1) the acceptance by the customer under the existing construction contract for the Devils Tower production platform and (2) the acceptance by the customer under the existing construction contract for the Front Runner production platform. In addition, at December 31, 2003 and 2002, our balance in cash and cash equivalents on our consolidated balance sheets includes approximately $19.9 million and $17.9 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.

     Our working capital, excluding restricted cash and cash equivalents, improved by approximately $7.8 million from a negative $212.6 million at December 31, 2002 to a negative $204.8 million at December 31, 2003. Since December 31, 2003, $28.7 million of restricted cash held by BWXT has been released. In addition, in 2004, we expect to release

$22.0 million of restricted cash upon completion of our Devils Tower and Front Runner projects as described in the preceding paragraph. We also expect to release approximately $75 million of restricted cash by obtaining a new letter of credit facility for JRM in 2004.

     At December 31, 2003, we had investments with a fair value of $42.8 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of December 31, 2003, we had pledged approximately $41.2 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

     At March 9, 2004, our liquidity position was as follows (in millions):

	JRM	MI	Other	Consolidated
Cash, cash equivalents and investments	$188	$1	$116	$305
Less restricted amounts:
Letter of credit collateral	(84)	—	(4)	(88)
Captive insurer requirements	(16)	—	(33)	(49)
Pledged securities	—	—	(41)	(41)
Temporary interest reserve	(22)	—	—	(22)
Restricted foreign accounts	(3)	—	(1)	(4)
Foreign exchange trading	(5)	—	—	(5)

Total free cash available	58	1	37	96
Amount available under BWXT Credit Facility	—	74	—	74

Total available liquidity	$58	$75	$37	$170

     Our cash requirements as of December 31, 2003 under current contractual obligations are as follows:

		Less than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt	$276,596	$—	$16,974	$8,500	$251,122
Capital leases	$3,553	$467	$1,162	$1,924	$—
Operating leases	$61,168	$8,108	$9,493	$6,736	$36,831
Take-or-pay contract	$10,800	$1,800	$3,600	$3,600	$1,800
Insurance premium adjustment	$6,250	$1,250	$3,750	$1,250	$—

In addition, we expect to contribute approximately $12.2 million to our domestic pension plans and $13.2 million to our domestic other postretirement benefit plans in 2004.

     Our contingent commitments, excluding amounts guaranteed related to B&W, under letters of credit currently outstanding expire as follows:

	Less than	1-3
Total	1 Year	Years	Thereafter
(In thousands)
$144,953	$128,581	$15,315	$1,057

     As of December 31, 2003, MII had outstanding performance guarantees for five Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2005, were all executed in 2001 and have a cap of $46 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of December 31, 2003, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.

     On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. B&W had no borrowings outstanding under this facility at December 31, 2003 or December 31, 2002. Letters of credit outstanding under the DIP Credit Facility at December 31, 2003 totaled approximately $169.2 million. This facility, which was scheduled to expire on February 22, 2003, was amended and extended to February 22, 2004, with a reduction of the facility from $300 million to $227.75 million. Recently, B&W exercised its option to extend the maturity by one year to February 22, 2005. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. At December 31, 2003, B&W was in violation of one of the covenants due to a certain subsidiary entering into foreign currency forward exchange contracts without first inquiring whether the lenders were willing to provide such contracts. On March 5, 2004, B&W received a waiver from the lenders under the DIP Credit Facility to remedy this violation. See Note 20 to our consolidated financial statements for further information on the DIP Credit Facility.

     As of December 31, 2003, MII, MI and BWICO have agreed to indemnify B&W for customer draws on $42.0 million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W’s Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, should customer draws occur on a significant amount of these letters of credit requiring MII, MI and BWICO, either individually or combined, to satisfy their primary, guaranty or indemnity obligations, the liquidity of MII, MI and BWICO would be strained. In addition, as of December 31, 2003, MII guaranteed surety bonds of approximately $84.3 million, of which $80.1 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bond guarantee obligations. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

     As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to us.

     As discussed in Note 20 to our consolidated financial statements included in this report, we have reached an agreement in principle with the ACC and the FCR concerning a potential settlement for the B&W Chapter 11 proceedings. That agreement in principle includes the following key terms:

•	MII would effectively assign all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

•	MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trust.

•	MII would issue 4.75 million shares of restricted common stock and cause those shares to be transferred to the trust. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trust would also be subject to an MII right of first refusal. If any of the shares issued to the trust are still held by the trust after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elects to issue shares to satisfy this guaranty obligation, it would not be required to issue more than 12.5 million shares.

•	MI would issue promissory notes to the trust in an aggregate principal amount of $92 million. The notes would be unsecured obligations and would provide for payments of principal of $8.4 million per year to be payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would be guaranteed by MII.

•	MII and all of its subsidiaries, including its captive insurers, and all of their respective directors and officers, would receive the full benefit of the protections afforded by Section 524(g) of the Bankruptcy Code with respect to personal injury claims attributable to B&W’s use of asbestos and would be released and protected from all pending and future asbestos-related claims stemming from B&W’s operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including, but not limited to, claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

•	The proposed settlement is conditioned on the approval by MII’s Board of Directors of the terms of the settlement outlined above.

     This proposed settlement has been reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, and as amended through December 30, 2003, together with a third amended joint disclosure statement filed on June 25, 2003. The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. These hearings were completed at the Bankruptcy Court level on January 9, 2004, and the record before the Bankruptcy Court has closed. The plan proponents and the objectors to the plan filed proposed findings of fact and conclusions of law on February 17, 2004. Responses are due by March 15, 2004. It is uncertain how the Bankruptcy Court will proceed at that point or how long it will take for the Bankruptcy Court to issue its opinion and order respecting confirmation of the plan, and it is also uncertain when and how the District Court will take action after the Bankruptcy Court has issued its opinion and order.

     As noted above, the proposed settlement is subject to approval by MII’s Board of Directors. We expect that approval will be impacted by the progress of pending federal legislation entitled “The Fairness in Asbestos Injury Resolution Act of 2003” (Senate Bill 1125, the “FAIR Bill”), which the Judiciary Committee of the United States Senate approved on July 10, 2003. The FAIR Bill would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims. The bill has not been approved by the Senate and has not been introduced in the House of Representatives.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and our investment portfolio, which is primarily comprised of investments in U.S. Government obligations and highly liquid money market instruments denominated in U.S. dollars. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. All our investments in debt securities are classified as available-for-sale.

     We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of these obligations have fixed interest rates. We have exposure to changes in interest rates on the BWXT Credit Facility (see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources). At December 31, 2003 we had $36.8 million of outstanding borrowings under this facility.

     We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. In order to manage the risks associated with foreign currency exchange fluctuations, we attempt to hedge those risks with foreign currency derivative instruments. Historically, we have hedged those risks with foreign currency forward contracts. However, due to limitations in our credit facilities, we have recently hedged those risks with foreign currency option contracts. We do not enter into speculative derivative instruments.

Interest Rate Sensitivity

     The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal Amount by Expected Maturity
(In thousands)

At December 31, 2003:

								Fair Value
	Years Ending December 31,							at December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003
Investments	$42,884	$—	$—	$—	$—	$—	$42,884	$42,800
Average Interest Rate	0.26%	—	—	—	—	—
Long-term Debt — Fixed Rate	$—	$11,500	$5,484	$4,250	$6,750	$254,475	$282,459	$260,158
Average Interest Rate	—	7.81%	7.38%	6.80%	7.16%	10.49%

At December 31, 2002:

								Fair Value
	Years Ending December 31,							at December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002
Investments	$143,857	$27,830	$—	$—	$—	$—	$171,687	$173,227
Average Interest Rate	0.54%	3.16%	—	—	—	—
Long-term Debt — Fixed Rate	$9,500	$—	$11,500	$5,484	$4,250	$61,225	$91,959	$56,596
Average Interest Rate	9.00%	—	7.81%	7.38%	6.80%	8.44%

Exchange Rate Sensitivity

     At December 31, 2003, we had foreign currency option contracts outstanding to purchase 9.1 million Euros at a weighted-average strike price of 1.245 with varying expiration dates through November 30, 2004. These contracts had a total fair value of approximately $0.4 million at December 31, 2003. We had no foreign currency forward contracts outstanding at December 31, 2003.

     The following table provides information about our foreign currency forward contracts outstanding at December 31, 2002 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

At December 31, 2002:

	Year Ending	Fair Value	Average Contractual
Foreign Currency	December 31, 2003	at December 31, 2002	Exchange Rate
Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:
Indonesian Rupiah	$3,679	$157	9703.900
Euro	$11,260	$245	1.025
Pound Sterling	$525	$3	1.596
Forward Contracts to Sell Foreign Currencies for U.S. Dollars:
Swedish Krona	$675	$(18)	10.668
Pound Sterling	$263	$(1)	1.598

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
McDermott International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of loss, comprehensive loss, stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations as of January 1, 2003. In addition and as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets and the accounting for the impairment or disposal of long lived assets on January 1, 2002.

As discussed in Notes 1, 20 and 21 to the consolidated financial statements, on February 22, 2000, The Babcock & Wilcox Company, a wholly owned subsidiary of the Company, filed a voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In 2002, the Company entered into a preliminary settlement agreement with certain claimants to resolve the Chapter 11 filing, and other matters, and in 2003 filed an amended proposed consensual plan of reorganization with the U.S. Bankruptcy Court. The final resolution and timing of these matters remains uncertain. In addition and as discussed in Notes 12 and 21 to the consolidated financial statements, during 2002 and 2003 the Company’s wholly owned subsidiary, J. Ray McDermott, S.A. (“JRM”), has incurred significant operating losses on certain construction projects. These losses have negatively impacted the Company’s results of operations and liquidity, and raise substantial doubt about JRM’s ability to continue as a going concern.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 15, 2004

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2003	2002
	(In thousands)
Current Assets:
Cash and cash equivalents	$174,790	$129,517
Restricted cash and cash equivalents (See Note 21)	180,480	44,824
Investments	—	108,269
Accounts receivable — trade, net	195,073	177,347
Accounts receivable from The Babcock & Wilcox Company	6,192	12,273
Accounts and notes receivable — unconsolidated affiliates	14,024	17,695
Accounts receivable — other	38,296	63,270
Contracts in progress	69,485	147,336
Deferred income taxes	4,168	3,350
Other current assets	16,019	45,403

Total Current Assets	698,527	749,284

Property, Plant and Equipment:
Land	12,609	12,520
Buildings	137,823	132,538
Machinery and equipment	1,067,665	1,030,764
Property under construction	26,125	62,625

	1,244,222	1,238,447
Less accumulated depreciation	880,460	885,051

Net Property, Plant and Equipment	363,762	353,396

Investments:
Government obligations	17,824	48,681
Other investments	24,976	16,277

Total Investments	42,800	64,958

Goodwill	12,926	12,926

Prepaid Pension Costs	18,722	19,311

Other Assets	112,137	78,296

TOTAL	$1,248,874	$1,278,171

See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,
	2003	2002
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$37,217	$55,577
Accounts payable	146,665	163,811
Accounts payable to The Babcock & Wilcox Company	42,137	32,379
Accrued employee benefits	69,923	60,897
Accrued liabilities — other	166,129	190,843
Accrued contract cost	69,928	53,335
Advance billings on contracts	176,105	329,031
U.S. and foreign income taxes payable	14,727	31,176

Total Current Liabilities	722,831	917,049

Long-Term Debt	279,682	86,104

Accumulated Postretirement Benefit Obligation	26,861	26,898

Self-Insurance	60,737	71,918

Pension Liability	311,393	392,072

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	100,916	86,377

Other Liabilities	109,631	114,510

Commitments and Contingencies. (Note 10)
Stockholders’ Deficit:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 68,129,390 and 66,351,478 shares at December 31, 2003 and 2002, respectively	68,129	66,351
Capital in excess of par value	1,105,828	1,093,428
Accumulated deficit	(1,122,547)	(1,027,318)
Treasury stock at cost, 2,061,407 shares at December 31, 2003 and 2002	(62,792)	(62,792)
Accumulated other comprehensive loss	(351,795)	(486,426)

Total Stockholders’ Deficit	(363,177)	(416,757)

TOTAL	$1,248,874	$1,278,171

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF LOSS

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Revenues	$2,335,364	$1,733,821	$1,888,078

Costs and Expenses:
Cost of operations	2,252,842	1,734,580	1,653,042
Loss on write-off of investment in The Babcock & Wilcox Company	—	224,664	—
Impairment of J. Ray McDermott, S.A. goodwill	—	313,008	—
Losses (gains) on asset disposals and impairments — net	(6,171)	7,855	3,739
Selling, general and administrative expenses	169,764	157,845	192,134

	2,416,435	2,437,952	1,848,915

Equity in Income from Investees	28,382	27,692	34,093

Operating Income (Loss)	(52,689)	(676,439)	73,256

Other Income (Expense):
Interest income	3,230	8,553	19,553
Interest expense	(18,993)	(15,123)	(39,656)
Estimated loss on The Babcock & Wilcox Company bankruptcy settlement	(14,539)	(86,377)	—
Gain on sale of McDermott Engineers & Constructors (Canada) Ltd.	—	—	27,996
Other — net	2,123	(4,174)	4,220

	(28,179)	(97,121)	12,113

Income (Loss) from Continuing Operations before Provision for Income Taxes and Cumulative Effect of Accounting Change	(80,868)	(773,560)	85,369
Provision for Income Taxes	21,290	14,406	110,651

Loss from Continuing Operations before Cumulative Effect of Accounting Change	(102,158)	(787,966)	(25,282)
Income from Discontinued Operations	3,219	11,572	5,260

Loss before Cumulative Effect of Accounting Change	(98,939)	(776,394)	(20,022)
Cumulative Effect of Accounting Change	3,710	—	—

Net Loss	$(95,229)	$(776,394)	$(20,022)

Loss per Common Share:
Basic and Diluted:
Loss from Continuing Operations before Cumulative Effect of Accounting Change	$(1.59)	$(12.74)	$(0.42)
Income from Discontinued Operations	0.05	0.19	0.09
Cumulative Effect of Accounting Change	0.05	—	—
Net Loss	$(1.49)	$(12.55)	$(0.33)

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net Loss	$(95,229)	$(776,394)	$(20,022)
Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	1,150	267	(4,826)
Reclassification adjustment for impairments of investments	—	18,435	—
Sales of investments in foreign entities	—	1,041	1,513
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	673	3,858	(2,506)
Reclassification adjustment for (gains) losses included in net loss	(994)	(534)	266
Minimum pension liability adjustment:
Net of tax benefits of $1,554,000 in the year ended December 31, 2001	134,499	(451,756)	(2,849)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period, net of taxes of $0, $0 and $30,000 in the years ended December 31, 2003, 2002 and 2001, respectively	(292)	371	9,286
Reclassification adjustment for net gains included in net loss, net of tax benefits of $0, $0 and $162,000 in the years ended December 31, 2003, 2002 and 2001, respectively	(405)	(997)	(3,143)

Other Comprehensive Income (Loss)	134,631	(429,315)	(2,259)

Comprehensive Income (Loss)	$39,402	$(1,205,709)	$(22,281)

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Capital in Excess	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders'
	Shares	Par Value	of Par Value	Deficit	Loss	Stock	Equity (Deficit)
	(In thousands, except for share amounts)
Balance December 31, 2000	62,582,382	$62,582	$1,062,511	$(230,902)	$(54,852)	$(62,736)	$776,603
Net loss	—	—	—	(20,022)	—	—	(20,022)
Minimum pension liability	—	—	—	—	(2,849)	—	(2,849)
Unrealized gain on investments	—	—	—	—	6,143	—	6,143
Translation adjustments	—	—	—	—	(3,313)	—	(3,313)
Unrealized loss on derivatives	—	—	—	—	(2,240)	—	(2,240)
Exercise of stock options	11,674	12	98	—	—	—	110
Vesting of deferred stock units	100,701	101	(101)	—	—	—	—
Restricted stock purchases — net	324,007	324	(347)	—	—	—	(23)
Directors stock plan	2,550	2	—	—	—	—	2
Contributions to thrift plan	711,943	712	7,272	—	—	—	7,984
Stock-based compensation charges	—	—	7,715	—	—	—	7,715

Balance December 31, 2001	63,733,257	63,733	1,077,148	(250,924)	(57,111)	(62,736)	770,110
Net loss	—	—	—	(776,394)	—	—	(776,394)
Minimum pension liability	—	—	—	—	(451,756)	—	(451,756)
Unrealized loss on investments	—	—	—	—	(626)	—	(626)
Translation adjustments	—	—	—	—	19,743	—	19,743
Unrealized gain on derivatives	—	—	—	—	3,324	—	3,324
Exercise of stock options	113,800	113	1,281	—	—	—	1,394
Vesting of deferred stock units	6,123	6	(6)	—	—	—	—
Restricted stock issuances — net	403,700	404	(816)	—	—	(56)	(468)
Performance based stock issuances	699,711	700	4,238	—	—	—	4,938
Contributions to thrift plan	1,394,887	1,395	8,481	—	—	—	9,876
Stock-based compensation charges	—	—	3,102	—	—	—	3,102

Balance December 31, 2002	66,351,478	66,351	1,093,428	(1,027,318)	(486,426)	(62,792)	(416,757)
Net loss	—	—	—	(95,229)	—	—	(95,229)
Minimum pension liability	—	—	—	—	134,499	—	134,499
Unrealized loss on investments	—	—	—	—	(697)	—	(697)
Translation adjustments	—	—	—	—	1,150	—	1,150
Unrealized loss on derivatives	—	—	—	—	(321)	—	(321)
Vesting of deferred stock units	33,759	34	(34)	—	—	—	—
Restricted stock issuances — net	445,593	446	716	—	—	—	1,162
Contributions to thrift plan	1,298,560	1,298	4,791	—	—	—	6,089
Stock-based compensation charges	—	—	6,927	—	—	—	6,927

Balance December 31, 2003	68,129,390	$68,129	$1,105,828	$(1,122,547)	$(351,795)	$(62,792)	$(363,177)

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(95,229)	$(776,394)	$(20,022)
Depreciation and amortization	44,504	40,620	62,264
Income or loss of investees, less dividends	5,477	7,156	2,616
Loss (gain) on asset disposals and impairments — net	(6,171)	7,856	3,733
Provision for (benefit from) deferred taxes	(13,221)	38,041	9,269
Gain on sale of businesses	(1,029)	(15,044)	(27,996)
Impairment of J. Ray McDermott, S.A. goodwill	—	313,008	—
Loss on write-off of investment in The Babcock & Wilcox Company	—	224,664	—
Estimated loss on The Babcock & Wilcox bankruptcy settlement	14,539	86,377	—
Cumulative effect of accounting change	(3,710)	—	—
Other	4,638	11,568	277
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	18,770	(62,860)	(29,231)
Accounts payable	(14,682)	51,654	28,911
Net contracts in progress and advance billings	(74,926)	106,176	81,851
Income taxes	(16,488)	(91,387)	94,985
Accrued liabilities	(2,632)	20,445	(32,615)
Pension liability	53,819	20,490	(11,388)
Other, net	(11,205)	7,824	13,957

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(97,546)	(9,806)	176,611

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	(135,656)	(8,090)	(30,491)
Acquisitions	—	—	(644)
Purchases of property, plant and equipment	(36,057)	(64,852)	(45,008)
Purchases of available-for-sale securities	(285,896)	(1,361,752)	(1,360,280)
Maturities of available-for-sale securities	281,684	744,538	161,901
Sales of available-for-sale securities	135,472	775,441	1,229,087
Proceeds from asset disposals	24,097	41,095	53,056
Investments in equity investees	—	—	(800)
Other	(405)	49	4,872

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16,761)	126,429	11,693

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	194,129	—	—
Payment of long-term debt	(9,500)	(208,416)	(15,110)
Payment of debt issuance costs	(18,577)	—	—
Increase (decrease) in short-term borrowing	(8,850)	60,056	(96,062)
Issuance of common stock	—	1,394	1,000
Other	2,376	(334)	4,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	159,578	(147,300)	(105,672)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	2	119	(35)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,273	(30,558)	82,597

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	129,517	160,075	77,478

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174,790	$129,517	$160,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$17,693	$20,518	$38,166
Income taxes (net of refunds)	$35,797	$119,962	$(2,057)

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at December 31, 2003. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.

     McDermott International, Inc., a Panamanian corporation (“MII”), is the parent company of the McDermott group of companies, which includes:

•	J. Ray McDermott, S.A., a Panamanian subsidiary of MII (“JRM”), and its consolidated subsidiaries;

•	McDermott Incorporated, a Delaware subsidiary of MII (“MI”), and its consolidated subsidiaries;

•	Babcock & Wilcox Investment Company, a Delaware subsidiary of MI (“BWICO”);

•	BWX Technologies, Inc., a Delaware subsidiary of BWICO (“BWXT”), and its consolidated subsidiaries; and

•	The Babcock & Wilcox Company, an unconsolidated Delaware subsidiary of BWICO (“B&W”), and its consolidated subsidiaries.

     On February 22, 2000, B&W and certain of its subsidiaries (collectively, the “Debtors”) filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos liability. B&W’s operations have been subject to the jurisdiction of the Bankruptcy Court since February 22, 2000 and, as a result, our access to cash flows of B&W and its subsidiaries is restricted.

     Due to the bankruptcy filing, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements, and we have been presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement is probable and that the value is reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings of $110.0 million, including tax expense of $23.6 million. At December 31, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the year ended December 31, 2003 we recorded an aggregate increase in the provision of $18.0 million, including associated tax expense of $3.4 million. This increase is primarily due to an increase in our stock price.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to a proposed settlement agreement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement agreement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of the Fairness in Asbestos Injury Resolution legislation pending in the United States Senate. According to documents filed with the Bankruptcy Court, the asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization. See Note 20 to our consolidated financial statements for information regarding developments in the B&W Chapter 11 proceedings and a summary of the components of the settlement.

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

Investments

     Our investments, primarily government obligations and other highly liquid money market instruments, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss. We classify investments available for current operations in the balance sheet as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other income (expense). The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign Currency Translation

     We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss. We report foreign currency transaction gains and losses in income. We have included in other income (expense) transaction losses of $6.9 million, $2.8 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     For contracts that we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For first-of-a-kind in nature contracts, we will recognize revenue and cost equally and will only recognize gross margin when probable and reasonably estimable, which is generally when the contract is 70% complete. We define first-of-a-kind in nature contracts as those long-term construction contracts for projects that have never been attempted before or that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred.

     For all contracts including first-of-a-kind, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

     Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. At December 31, 2003 and 2002, we have included in accounts receivable approximately $19.5 million relating to commercial contract claims whose final settlement is subject to future determination through negotiations or other procedures that had not been completed.

	December 31,
	2003	2002
	(In thousands)
Included in Contracts in Progress:
Costs incurred less costs of revenue recognized	$47,988	$44,391
Revenues recognized less billings to customers	21,497	102,945

Contracts in Progress	$69,485	$147,336

	December 31,
	2003	2002
	(In thousands)
Included in Advance Billings on Contracts:
Billings to customers less revenues recognized	$136,279	$477,073
Costs incurred less costs of revenue recognized	39,826	(148,042)

Advance Billings on Contracts	$176,105	$329,031

     The following amounts represent retainages on contracts:

	December 31,
	2003	2002
	(In thousands)
Retainages expected to be collected in 2004	$28,407	$19,812
Retainages expected to be collected after one year	27,624	14,325

Total Retainages	$56,031	$34,137

     We have included in accounts receivable — trade retainages expected to be collected in 2004. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2003, we anticipate collecting $19.1 million in 2005, $7.9 million in 2006 and $0.6 million in 2007.

Comprehensive Loss

     The components of accumulated other comprehensive loss included in stockholders’ deficit are as follows:

	December 31,
	2003	2002
	(In thousands)
Currency Translation Adjustments	$(29,509)	$(30,659)
Net Unrealized Gain (Loss) on Investments	(22)	675
Net Unrealized Gain on Derivative Financial Instruments	763	1,084
Minimum Pension Liability	(323,027)	(457,526)

Accumulated Other Comprehensive Loss	$(351,795)	$(486,426)

Warranty Expense

     We accrue estimated expense to satisfy contractual warranty requirements, primarily of our Government Operations segment, when we recognize the associated revenue on the related contracts. We include warranty costs associated with our Marine Construction Services segment as a component of our total contract cost estimate to satisfy contractual requirements. In addition, we make specific provisions where we expect the actual warranty costs to significantly exceed the accrued estimates. Such provisions could have a material effect on our consolidated financial position, results of operations and cash flows.

Asset Retirement Obligations and Environmental Clean-up Costs

     We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility’s life, which is a requirement of our licenses from the Nuclear Regulatory Commission. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” requiring us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. SFAS No. 143 applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of clean-up activities, net of any cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for one facility, for which the U.S. Government is obligated to pay all the decommissioning costs.

     On January 1, 2003, as a result of adopting SFAS No. 143, we recorded income of approximately $3.7 million as the cumulative effect of an accounting change, which is net of tax expense of $2.2 million. Prior to our adoption of SFAS No. 143, we accrued the estimated cost of remediation activities over the economic life of the related assets, and our accrued liabilities at December 31, 2002 totaled approximately $4.6 million more than the asset retirement obligations measured at January 1, 2003 under the provisions of SFAS No. 143. In addition, as of January 1, 2003, we recorded additions to property, plant and equipment totaling $1.3 million under the provisions of SFAS No. 143.

     Substantially all our asset retirement obligations relate to the remediation of our nuclear analytical laboratory in our Government Operations segment. The following table reflects actual and pro forma information to reflect our asset retirement obligations as if SFAS No. 143 had been applied during 2002:

	Year Ended December 31,
	2003	2002
		(pro forma)
	(In thousands)
Balance at beginning of period	$6,423	$5,784
Accretion expense	664	639
Reduction — sale of related asset	(967)	—

Balance at end of period	$6,120	$6,423

     If we had applied SFAS No. 143 for the years ended December 31, 2002 and 2001, our net loss would have improved by approximately $0.3 million and $0.2 million, respectively, with no affect on our net loss per share.

Research and Development

     Research and development activities are related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. We charge to operations the costs of research and development that is not performed on specific contracts as we incur them. These expenses totaled approximately $4.9 million, $13.8 million and $11.7 million in the years ended December 31, 2003, 2002 and 2001, respectively. In addition, our customers paid for expenditures we made on research and development activities of approximately $34.9 million, $47.8 million and $46.6 million in the years ended December 31, 2003, 2002 and 2001, respectively.

Property, Plant and Equipment

     We carry our property, plant and equipment at cost, reduced by provisions to recognize economic impairment when we determine impairment has occurred.

     Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of eight to 40 years for buildings and two to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation or 50% of cumulative straight-line depreciation. Our depreciation expense was $41.0 million, $35.5 million and $38.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them except for drydocking costs. We accrue estimated drydock costs, including labor, raw materials, equipment and regulatory fees, for our marine fleet over the period of time between drydockings, which is generally three to five years. We accrue drydock costs in advance of the anticipated future drydocking, commonly known as the “accrue in advance” method. Actual drydock costs are charged against the liability when incurred and any differences between actual costs and accrued costs are recognized over the remaining months of the drydock cycle. Such differences could have a material effect on our consolidated financial position, results of operations and cash flows.

Goodwill

     On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, we no longer amortize goodwill to earnings, but instead we periodically test for impairment. Due to the deterioration in our Marine Construction Services segment’s financial performance during the three months ended September 30, 2002 and our revised expectations concerning this segment’s future earnings and cash flow, we tested the goodwill of the Marine Construction Services segment for impairment as of September 30, 2002. With the assistance of an independent consultant, we completed the first step of the goodwill impairment test and determined that the carrying amount including goodwill of the reporting unit, JRM, exceeded its fair value at September 30, 2002. Accordingly, we concluded that it was probable that a goodwill impairment loss had occurred and recorded an estimated impairment charge of $313 million, which was the total amount of JRM’s goodwill. The fair value of JRM was estimated using a discounted cash flow approach. We completed the second step of the goodwill impairment test, the measurement of the potential loss, during the quarter ended December 31, 2002 and concluded that no adjustment to the estimated loss was required.

     Following is our reconciliation of reported net loss to adjusted net loss, which excludes goodwill amortization expense (including related tax effects), for the periods presented:

	Year Ended
	December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net loss	$(95,229)	$(776,394)	$(20,022)
Add back: goodwill amortization	—	—	19,480

Adjusted net loss	$(95,229)	$(776,394)	$(542)

Basic and diluted loss per share:
Net loss	$(1.49)	$(12.55)	$(0.33)
Add back: goodwill amortization	—	—	0.32

Adjusted basic and diluted loss per share	$(1.49)	$(12.55)	$(0.01)

     Changes in the carrying amount of goodwill by segment are as follows:

				Power
		Marine		Generation
	Construction	Government	Industrial	Systems
	Services	Operations	Operations	— Other	Total
	(In thousands)
Balance as of December 31, 2000	$331,015	$13,722	$792	$5,410	$350,939
Acquisition of various business units of the Ansaldo Volund Group	—	—	—	(1,109)	(1,109)
Amortization expense	(18,007)	(796)	(268)	(409)	(19,480)
Other including currency translation adjustments	—	—	(524)	879	355

Balance as of December 31, 2001	313,008	12,926	—	4,771	330,705
Impairment loss	(313,008)	—	—	—	(313,008)
Sale of Volund	—	—	—	(5,231)	(5,231)
Other including currency translation adjustments	—	—	—	460	460

Balance as of December 31, 2002 and December 31, 2003	$—	$12,926	$—	$—	$12,926

Other Intangible Assets

     Pursuant to our adoption of SFAS No. 142, we evaluated our other intangible assets and determined that all our other intangible assets as of January 1, 2002 have definite useful lives. We continue to amortize these intangible assets. We have included our other intangible assets, consisting primarily of rights to use technology, in other assets, as follows:

	December 31,
	2003	2002	2001
	(In thousands)
Gross cost	$959	$959	$9,459
Accumulated amortization	(752)	(556)	(8,386)

Net	$207	$403	$1,073

     The following summarizes the changes in the carrying amount of other intangible assets:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Balance at beginning of period	$403	$1,073	$1,651
Additions (reductions)	—	108	(18)
Amortization expense — technology rights	(196)	(778)	(560)

Balance at end of period	$207	$403	$1,073

     Estimated amortization expense for the next five years is: 2004 — $195,000; 2005 — $12,000; 2006 through 2008 — $0.

Other Non-Current Assets

     We have included deferred debt issuance costs and investments in oil and gas properties in other assets. We amortize deferred debt issuance cost as interest expense over the life of the related debt. During the year ended December 31, 2003, we sold an investment in an oil and gas property, for which depletion expense has been reported as amortization expense. Following are the changes in the carrying amount of these assets:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Balance at beginning of period	$3,607	$6,878	$8,802
Additions(1)	19,577	—	1,611
Sale of oil and gas investment	(2,172)	—	—
Depletion expense — oil and gas investment	(564)	(691)	(797)
Interest expense — debt issuance costs	(7,232)	(2,580)	(2,738)
Balance at end of period	$13,216	$3,607	$6,878

(1)	For the year ended December 31, 2003, additions are deferred debt issuance costs: JRM Secured Notes—$8.0 million; omnibus revolving credit facility—$6.6 million; BWXT Credit Facility— $4.9 million. See Note 5 for information on our debt and credit facilities.

Capitalization of Interest Cost

     We capitalize interest in accordance with SFAS No. 34, “Capitalization of Interest Cost.” We incurred total interest of $20.8 million, $17.9 million and $41.0 million in the years ended December 31, 2003, 2002 and 2001, respectively, of which we capitalized $1.6 million, $2.8 million and $1.4 million in the years ended December 31, 2003, 2002 and 2001, respectively.

Cash Equivalents

     Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them, which we do not hold as part of our investment portfolio.

Derivative Financial Instruments

     Our worldwide operations give rise to exposure to market risks from changes in foreign exchange rates. We use derivative financial instruments to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities’ functional currencies. We record these contracts at fair value on our consolidated balance sheet. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ deficit (as a component of accumulated other comprehensive loss) until the hedged item is recognized in earnings or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The gain or loss on a derivative financial instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other-net in our consolidated statement of loss.

Stock-Based Compensation

     At December 31, 2003, we have several stock-based employee compensation plans, which are described more fully in Note 9. We account for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period. Stock options granted to employees of B&W during the Chapter 11 filing are accounted for using the fair value method of SFAS No. 123 “Accounting for Stock-Based Compensation,” as B&W employees are not considered employees of MII for purposes of APB 25. In addition, for the years ended December 31, 2003, 2002 and 2001, our stock-based compensation cost includes amounts related to stock options that require variable accounting.

     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net loss, as reported	$(95,229)	$(776,394)	$(20,022)
Add back: stock-based compensation cost included in net loss, net of related tax effects	3,717	5,161	3,651
Deduct: total stock-based compensation cost determined under fair-value-based method, net of related tax effects	(8,656)	(11,720)	(6,968)

Pro forma net loss	$(100,168)	$(782,953)	$(23,339)

Loss per share:
Basic and diluted, as reported	$(1.49)	$(12.55)	$(0.33)
Basic and diluted, pro forma	$(1.56)	$(12.66)	$(0.38)

New Accounting Standards

     Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. As a result of the adoption of SFAS No. 143, we recorded income of approximately $3.7 million as the cumulative effect of an accounting change. See the Asset Retirement Obligations and Environmental Clean-up Costs section of this note for required disclosures.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” It also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases.” In addition, it amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 as of January 1, 2003, and we reclassified the extraordinary gain on extinguishment of debt we recorded in 2001 and 2002, because (as a result of the change in accounting principles) it no longer meets the criteria for classification as an extraordinary item.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”) that either do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB revised FIN 46. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For a variable interest in a VIE acquired before February 1, 2003, we will adopt FIN 46 as of January 1, 2004, the revised effective date. We do not believe we have any entities that require consolidation as a result of adopting the provisions of FIN 46, as amended.

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

     In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It does not change the measurement or recognition of pension and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires disclosure of the components of net periodic benefit cost in interim financial statements. The revised disclosure requirements are required for financial statements with fiscal years ending after December 15, 2003 and the interim-period requirements are effective for interim periods beginning after December 15, 2003. See Note 6 for the required disclosures about our pension plans and postretirement benefits.

     In January 2004, the FASB issued a staff position in response to certain accounting issues raised by the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on December 8, 2003. The most significant issue concerns how and when to account for the federal subsidy to plan sponsors provided for in the Act. The staff position allows a company to defer recognizing the impact of the new legislation in its accounting for postretirement health benefits. If elected, the deferral is effective until authoritative guidance on the accounting for the federal subsidy is issued or until certain significant events occur, such as a plan amendment. We made this deferral election. The authoritative guidance that is eventually issued could require us to change previously reported information, although we believe the impact would be immaterial.

NOTE 2 — ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

Acquisitions

     In June 2000, we acquired, through our Babcock & Wilcox Volund ApS (“Volund”) subsidiary, various business units of the Ansaldo Volund Group, a group of companies owned by Finmeccanica S.p.A. of Italy. We acquired waste-to-energy, biomass, gasification and stoker-fired boiler businesses and projects, as well as an engineering and manufacturing facility in Esbjerg, Denmark from the Ansaldo Volund Group. We used the purchase method of accounting for this acquisition. The acquisition cost was $2.7 million plus assumed liabilities, which resulted in goodwill of $5.7 million. We reduced goodwill by $1.1 million in 2001 due to the adjustment of certain assumed liabilities.

     Volund acquired the BS Incineration business from FLS Miljo A/S, in October 2001. This acquisition was a natural complement to Volund’s service business. The cost of the acquisition was $1.3 million. Volund paid cash of $0.6 million in October 2001 and paid the remaining acquisition cost in June 2002. Volund recorded goodwill of $1.1 million on this acquisition. This acquisition is not considered significant.

Dispositions

     On October 11, 2002, we sold Volund to B&W. The consideration received by MII from B&W included a $3 million note and funding for the repayment of approximately $14.5 million of principal and interest on a loan owed by Volund to MII. The purchase price is subject to a possible downward adjustment, depending on the final resolution of the customer claims relating to the construction of a biomass facility in Denmark and Volund’s related claims against Austrian Energy. See Note 10 for a discussion of those claims. Terms of the sale also included replacement by the debtor-in-possession revolving credit and letter of credit facility of approximately $11.0 million of letters of credit previously issued under MII’s credit facility. We have deferred recognition of a gain on the sale of Volund until final resolution of the B&W bankruptcy proceedings.

     In October 2001, we sold McDermott Engineers & Constructors (Canada) Ltd. (“MECL”) to Jacobs Canada Inc. (“Jacobs”), a wholly owned Canadian subsidiary of Jacobs Engineering Group, Inc. Under the terms of the sale, we received cash of $47.5 million and retained certain liabilities, including environmental liabilities, executive termination and pension liabilities and professional fees, of MECL and its subsidiaries. The retained liabilities relate to prior operations of MECL and certain of its subsidiaries and are not debt obligations. We do not consider these liabilities significant. We sold our stock in MECL with a net book value of $11.9 million, including goodwill of $0.5 million. The estimated costs of the sale were $7.6 million. The sale resulted in a gain of $28.0 million and tax expense of $2.4 million. Our consolidated statement of loss includes the following for MECL up to the date of sale:

Year Ended December 31,
2001
(In thousands)
Revenues	$507,223
Operating income	$9,984
Net income	$6,639

Discontinued Operations

     On August 29, 2003, we completed the sale of Menck GmbH (“Menck”), a component of our Marine Construction Services segment. We received cash of $17.3 million and recorded a gain on sale of $1.0 in the year ended December 31, 2003. We have reported the gain on sale and results of operations for Menck in discontinued operations, and Menck is classified at December 31, 2002 as an asset held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We have reclassified our consolidated statements of loss for the years ended December 31, 2002 and 2001 for consistency to reflect the current year treatment of Menck as a discontinued operation. At December 31, 2002, we reported Menck’s assets totaling approximately $19.7 million in other current assets and Menck’s liabilities totaling approximately $6.5 million in other current liabilities in our consolidated balance sheets.

     On July 10, 2002, we completed the sale of one of our subsidiaries, Hudson Products Corporation (“HPC”), formerly a component of our Industrial Operations segment. The sales price of $39.5 million consisted of $37.5 million in cash and a $2 million subordinated promissory note. In the year ended December 31, 2002, we recorded a gain on the sale of HPC of $9.4 million, net of a provision for income taxes of $5.7 million. We have reported the gain on sale and results of operations for HPC in discontinued operations.

     Condensed financial information for our operations reported in discontinued operations follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Revenues	$19,871	$46,394	$81,728
Income before provision for income taxes	$3,763	$3,108	$7,194

NOTE 3 — EQUITY METHOD INVESTMENTS

     We have included in other assets investments in our worldwide joint ventures and other entities that we account for using the equity method of $12.9 million and $11.5 million at December 31, 2003 and 2002, respectively. The undistributed earnings of our equity method investees were $4.0 million and $2.6 million at December 31, 2003 and 2002, respectively.

     Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we accounted for using the equity method (unaudited):

	December 31,
	2003	2002
	(In thousands)
Current Assets	$52,984	$64,607
Noncurrent Assets	11,560	11,734

Total Assets	$64,544	$76,341

Current Liabilities	$14,183	$23,069
Noncurrent Liabilities	1,376	1,231
Owners’ Equity	48,985	52,041

Total Liabilities and Owners’ Equity	$64,544	$76,341

	Year Ended December 31,
	2003	2002	2001
		(In thousands)
Revenues	$1,930,948	$1,800,727	$2,376,931
Gross Profit	$84,962	$78,272	$139,300
Income before Provision for Income Taxes	$79,317	$73,618	$89,530
Provision for Income Taxes	2,213	5,789	14,783

Net Income	$77,104	$67,829	$74,747

     Revenues of equity method investees include $1,843.4 million, $1,653.8 million and $1,614.1 million of reimbursable costs recorded by limited liability companies in our Government Operations segment at December 31, 2003, 2002 and 2001, respectively. Our investment in equity method investees was less than our underlying equity in net assets of those investees based on stated ownership percentages by $8.5 million at December 31, 2003. These differences are primarily related to the timing of distribution of dividends and various adjustments under generally accepted accounting principles.

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

     Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statement of loss is as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Equity income based on stated ownership percentages	$33,945	$30,119	$33,427
Impairment of investments in foreign joint venture	—	(7,174)	—
Sale of shares in foreign joint venture	—	3,971	2,353
All other adjustments due to amortization of basis differences, timing of GAAP adjustments, dividend distributions and other adjustments	(5,563)	776	(1,687)

Equity in income from investees	$28,382	$27,692	$34,093

     On June 30, 2001, JRM, through one of its subsidiaries, entered into an agreement to sell its share in a foreign joint venture, Brown & Root McDermott Fabricators Limited. JRM received initial consideration in cash of approximately $7.4 million for the sale in the year ended December 31, 2001 and an additional $2.3 million in the year ended December 31, 2002. Final purchase price adjustments and related cost issues are still being negotiated. We expect these negotiations to be finalized in 2004.

     Our transactions with unconsolidated affiliates included the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Sales to	$11,380	$81,833	$240,935
Leasing activities (included in Sales to)	$9,125	$41,881	$81,194
Purchases from	$—	$—	$11,885
Dividends received	$33,859	$34,848	$36,920

     Our property, plant and equipment includes cost of $25.3 million and $75.2 million and accumulated depreciation of $22.8 million and $49.0 million, respectively, at December 31, 2003 and 2002 of marine equipment that was leased to an unconsolidated affiliate.

NOTE 4 — INCOME TAXES

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

     Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Pension liability	$95,545	$122,564
Prior year minimum tax credit carryforward	4,562	5,600
Accrued warranty expense	1,244	66
Accrued vacation pay	4,141	6,191
Accrued liabilities for self-insurance (including postretirement health care benefits)	16,197	15,679
Accrued liabilities for executive and employee incentive compensation	30,023	25,287
Investments in joint ventures and affiliated companies	1,720	941
Operating loss carryforwards	83,778	17,916
Environmental and products liabilities	4,415	6,004
Long-term contracts	8,094	36,627
Drydock reserves	9,396	7,460
Accrued interest	6,395	6,395
Deferred foreign tax credits	—	5,298
Other	8,893	15,779

Total deferred tax assets	274,403	271,807
Valuation allowance for deferred tax assets	(199,281)	(214,827)

Deferred tax assets	75,122	56,980

Deferred tax liabilities:
Property, plant and equipment	42,197	30,914
Estimated provision for B&W Chapter 11 settlement	13,664	17,342
Investments in joint ventures and affiliated companies	2,705	2,578
Insurance and other recoverables	71	69
Other	2,557	3,166

Total deferred tax liabilities	61,194	54,069

Net deferred tax assets	$13,928	$2,911

     Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change was as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
U.S.	$(131,703)	$(383,950)	$40,505
Other than U.S.	50,835	(389,610)	44,864

Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change	$(80,868)	$(773,560)	$85,369

     The provision for income taxes consisted of:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current:
U.S. — Federal	$14,195	$(40,383)	$88,723
U.S. — State and local	3,496	252	4,729
Other than U.S.	16,820	16,496	7,930

Total current	34,511	(23,635)	101,382

Deferred:
U.S. — Federal	(14,492)	36,284	12,410
U.S. — State and local	1,271	1,757	(368)
Other than U.S.	—	—	(2,773)

Total deferred	(13,221)	38,041	9,269

Provision for income taxes	$21,290	$14,406	$110,651

     The net pre-tax provision for the estimated cost of the B&W Chapter 11 settlement recorded in the year ended December 31, 2003 includes approximately $24.4 million of expenses with no associated tax benefits. The remaining items, consisting primarily of estimated benefits we expect to receive as a result of the settlement, constitute income in jurisdictions where we are subject to income taxation. See Note 20 for additional details regarding the settlement provision.

     We recorded the following charges in the year ended December 31, 2002, with little associated tax benefit:

•	the impairment of the remaining $313.0 million of goodwill attributable to the premium we paid on the acquisition of the minority interest of JRM in June 1999;

•	the write-off of the investment in B&W and other related assets totaling $224.7 million; and

•	the net pre-tax provision of $86.4 million for the estimated cost of settlement of the B&W Chapter 11 proceedings.

     For the year ended December 31, 2001, our current provision for U.S. income taxes includes a charge of approximately $85.4 million associated with the intended exercise of the intercompany stock purchase and sale agreement referred to in Notes 5 and 8. Our current provision for other than U.S. income taxes in the year ended December 31, 2003 and 2001 includes a reduction of $0.8 million and $4.1 million, respectively, for the benefit of net operating loss carryforwards. Amortization of goodwill associated with the acquisition of the minority interest in JRM, which generated no corresponding tax benefit, was $18.0 million in the year ended December 31, 2001. In addition, the year ended December 31, 2001 includes a tax benefit of $5.2 million from favorable tax settlements in foreign jurisdictions and a provision for proposed Internal Revenue Service (“IRS”) tax deficiencies.

     MII and JRM would be subject to withholding taxes on distributions of earnings from their U.S. subsidiaries and certain foreign subsidiaries. For the year ended December 31, 2003, the undistributed earnings of U.S. subsidiaries of MII and JRM were approximately $621.2 million. U.S. withholding taxes of approximately $186.4 million would be payable upon distribution of these earnings. For the same period, the undistributed earnings of the foreign subsidiaries of such U.S. companies amounted to approximately $68.2 million. The unrecognized deferred U.S. income tax liability on these earnings is approximately $26.4 million. Withholding taxes of approximately $3.3 million would be payable to the applicable foreign jurisdictions upon remittance of these earnings. We have not provided for any taxes, as we treat these earnings as indefinitely reinvested. The undistributed taxable earnings of foreign subsidiaries of MII and JRM were $17.0 million and applicable withholding taxes of $1.4 million have been provided on the intended distribution of these earnings.

     JRM and MI each have U.S. subsidiaries that file their own consolidated U.S. income tax return. We reached settlements with the IRS concerning MI’s U.S. income tax liability through the fiscal year ended March 31, 1992, disposing of all U.S. federal income tax issues. The IRS has issued notices for MI for the fiscal years ended March 31, 1993 through March 31, 1998 and for JRM for the fiscal years ended March 31, 1995 through March 31, 1998 asserting deficiencies in the amount of taxes reported. We believe that any income taxes ultimately assessed against MI and JRM will not exceed amounts for which we have already provided.

     At December 31, 2003, we had a valuation allowance of $199.3 million for deferred tax assets, which cannot be realized through carrybacks and future reversals of existing taxable temporary differences. We believe that our remaining deferred tax assets are realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. We will continue to assess the adequacy of our valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to the financial statements.

     We have foreign net operating loss carryforwards of approximately $29.7 million available to offset future taxable income in foreign jurisdictions. Approximately $4.3 million of the foreign net operating loss carryforwards is scheduled to expire in 2004 to 2010. JRM has domestic net operating loss carryforwards of approximately $207.9 million available to offset future taxable income in domestic jurisdictions. These domestic net operating loss carryforwards are scheduled to expire in years 2022 to 2023. MI has domestic net operating loss carryforwards of approximately $4.3 million, which are scheduled to expire in years 2009 to 2011.

NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

	December 31,
	2003	2002
	(In thousands)
Long-term debt consists of:
Unsecured Debt:
Series A Medium Term Notes (matured in 2003; interest at 9.00%)	$—	$9,500
Series B Medium Term Notes (maturities ranging from 2 to 20 years; interest at various rates ranging from 7.57% to 8.75%)	64,000	64,000
9.375% Senior Subordinated Notes due 2006 ($1,234 principal amount)	1,224	1,221
Other notes payable through 2009 (interest at various rates ranging to 6.8%)	17,225	17,225
Secured Debt:
JRM 11% Senior Secured Notes due 2013 ($200,000 principal amount)	194,147	—
Capitalized lease obligations	3,553	4,135

	280,149	96,081
Less: Amounts due within one year	467	9,977

Long-term debt	$279,682	$86,104

	December 31,
	2003	2002
	(In thousands)
Notes payable and current maturities of long-term debt consist of:
Short-term lines of credit — unsecured	$36,750	$3,725
Short-term lines of credit — secured	—	41,875
Current maturities of long-term debt	467	9,977

Total	$37,217	$55,577

Weighted average interest rate on short-term borrowings	4.98%	5.17%

     Maturities of long-term debt during the five years subsequent to December 31, 2003 are as follows: 2004 — $0.5 million; 2005 — $12.1 million; 2006 — $6.1 million; 2007 — $4.9 million; 2008 — $5.5 million.

     On December 9, 2003, we completed new financing arrangements for JRM and BWXT on a stand-alone basis. These financing arrangements include the issuance of $200 million aggregate principal amount of 11% senior secured notes due 2013 by JRM (the “JRM Secured Notes”) and the entering into of a $125 million three-year revolving credit facility by BWXT (the “BWXT Credit Facility”). The BWXT Credit Facility was increased to $135 million in January 2004 and may be increased up to $150 million. Concurrent with the new financing arrangements, we cancelled our $166.5 million omnibus revolving credit facility, which was scheduled to expire on April 4, 2004. Neither the JRM Secured Notes nor the BWXT Credit Facility is guaranteed by MII.

     The JRM Secured Notes were issued in an original aggregate principal amount of $200 million, mature on December 15, 2013 and bear interest at 11% per annum, payable semiannually on each June 15 and December 15, commencing June 15, 2004. These notes were issued at a discount, yielding proceeds to JRM of $194.1 million before payment of approximately $8.0 million in debt issuance costs. The JRM Secured Notes are senior secured obligations of JRM and are guaranteed by certain subsidiaries of JRM.

     On or after December 15, 2008, JRM may redeem some or all of the JRM Secured Notes, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest to the redemption date.

12-month period
commencing December 15 in Year	Percentage
2008	105.500%
2009	103.667%
2010	101.833%
2011 and thereafter	100.000%

     Before December 15, 2006, JRM may redeem the JRM Secured Notes with the cash proceeds from public equity offerings by JRM at a redemption price equal to 111% of the principal amount plus accrued and unpaid interest to the redemption date, in an aggregate principal amount for all such redemptions not to exceed 35% of the original aggregate principal amount of the notes, subject to specified conditions.

     JRM’s obligations under the indenture governing the JRM Secured Notes are unconditionally guaranteed, jointly and severally, by (1) all subsidiaries that own a marine vessel that is or is required to become a mortgaged vessel under the terms of the indenture and related collateral agreement, and (2) all significant subsidiaries of JRM as defined in the indenture. The JRM Secured Notes are secured by first-priority liens, subject to certain exceptions and permitted liens, on (1) capital stock of some of the subsidiary guarantors and (2) specified major marine construction vessels owned by JRM and certain subsidiary guarantors. The indenture governing the JRM Secured Notes requires JRM to comply with various covenants that, among other things, restrict JRM’s ability to:

•	incur additional debt or issue subsidiary preferred stock or stock with a mandatory redemption feature before the maturity of the notes;

•	pay dividends on its capital stock;

•	redeem or repurchase its capital stock;

•	make some types of investments and sell assets;

•	use proceeds from asset sales to fund working capital needs;

•	create liens or engage in sale and leaseback transactions;

•	engage in transactions with affiliates, except on an arm’s-length basis; and

•	consolidate or merge with, or sell its assets substantially as an entirety to, another person.

The indenture also imposes various reporting obligations on JRM.

     JRM is required to use commercially reasonable efforts to cause a registration statement with respect to an offer to exchange the JRM Secured Notes for notes registered under the Securities Act to be declared effective no later than June 6, 2004. If JRM fails to satisfy any of its registration and exchange offer obligations, it will be required to pay additional interest at 0.50% per annum until it satisfies those obligations.

     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million for a three-year term. Borrowings under the agreement may not exceed $100 million. BWXT may, at its option and subject to certain conditions, increase the aggregate commitments under the facility to $150 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at December 31, 2003. The interest rate at December 31, 2003 was 5.00%. Commitment fees are charged at a per annum rate of .50%, payable quarterly. Proceeds from the BWXT Credit Facility have been used to repay an intercompany loan from MII, to repay amounts owed by BWXT under the omnibus revolving credit facility and for general corporate purposes of BWXT, its subsidiaries and joint ventures. At December 31, 2003, BWXT had borrowings of $36.8 million outstanding under the BWXT Credit Facility.

     On February 11, 2003, we had entered into definitive agreements with a group of lenders for an omnibus revolving credit facility to replace our previous facilities that were scheduled to expire on February 21, 2003. This credit facility initially provided for borrowings and issuances of letters of credit in an aggregate amount of up to $180 million, with certain sublimits available to JRM and BWXT. On May 13, 2003, the maximum amount available under this facility was reduced to $166.5 million. The obligations under this facility were (1) guaranteed by MII and various subsidiaries of JRM and (2) collateralized by all our capital stock in MI, JRM and certain subsidiaries of JRM and substantially all the JRM assets and various intercompany promissory notes.

     Proceeds from the omnibus revolving credit facility could be used by JRM and BWXT, with sublimits for JRM of $100 million for letters of credit and $10 million for cash advances and for BWXT of $60 million for letters of credit and $50 million for cash advances. Pricing for cash advances under the omnibus revolving credit facility was prime plus 4% or Libor plus 5% for JRM and prime plus 3% or Libor plus 4% for BWXT. Commitment fees were charged at the rate of 0.75 of 1% per annum on the unused working capital commitment, payable quarterly.

     Prior to the omnibus revolving credit facility, we had two credit facilities, which consisted of a $100 million facility for MII and BWXT (the “MII Credit Facility”) and a $200 million facility for JRM and its subsidiaries (the “JRM Credit Facility”) that were scheduled to expire on February 21, 2003. The MII Credit Facility served as a revolving credit and letter of credit facility. This facility was secured by a collateral account funded with various U.S. Government securities with a minimum marked-to-market value equal to 105% of the aggregate amount available for drawing under letters of credit and revolving credit borrowings outstanding. We had borrowings of $41.9 million outstanding under the MII Credit Facility at December 31, 2002. The JRM Credit Facility consisted of two tranches. One was a revolving credit facility that provided for up to $100 million for advances that could be used for working capital and general corporate purposes. The second tranche provided for up to $200 million of letters of credit. The aggregate amount of loans and amounts available for drawing under letters of credit outstanding under the JRM Credit Facility could not exceed $200 million. We had borrowings of $3.7 million outstanding under the JRM Credit Facility at December 31, 2002.

     MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments.

     MI and its subsidiaries are unable to incur any additional long-term debt obligations under MI’s public debt indenture, other than in connection with certain extension, renewal or refunding transactions.

     During the year ended December 31, 2002, MI repurchased or repaid the remaining $208.8 million in aggregate principal amount of its 9.375% Notes due March 15, 2002 for aggregate payments of $208.3 million. In order to repay the remaining notes, MI exercised its right pursuant to a stock purchase and sale agreement with MII (the “Intercompany Agreement”). Under this agreement, MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock. MI held this financial asset since prior to the 1982 reorganization transaction under which MII became the parent of MI. The price was based on (1) MII’s stockholders’ equity at the close of the fiscal year preceding the date on which the right to sell or buy, as the case may be, was exercised and (2) the price-to-book value of the Dow Jones Industrial Average. At January 1, 2002, the aggregate unit value of MI’s right to sell all of its 100,000 units to MII was approximately $243 million. MI received this amount from the exercise of the Intercompany Agreement. MII funded that payment by (1) receiving dividends of $80 million from JRM and $20 million from one of MII’s captive insurance companies and (2) reducing its short-term investments and cash and cash equivalents.

NOTE 6 — PENSION PLANS AND POSTRETIREMENT BENEFITS

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

     Effective March 31, 2003, benefit accruals under JRM’s qualified pension plan ceased. Any pension benefits earned to that date remain payable pursuant to the plan upon retirement, but no future benefits will accrue. All employees participating in the JRM qualified pension plan on March 31, 2003 were fully vested at that time.

     We make available postretirement health care and life insurance benefits to certain retired union employees based on their union contracts.

Obligations and Funded Status

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2003	2002	2003	2002
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,043,008	$1,833,428	$35,828	$35,395
Service cost	26,277	28,137	—	—
Interest cost	118,913	119,360	2,493	2,406
Curtailments	(347)	—	—	—
Amendments	(29,915)	148	—	—
Other	234	—	—	—
Change in assumptions	107,195	139,280	1,315	1,237
Actuarial (gain) loss	21,217	28,224	5,298	499
Benefits paid	(111,700)	(105,569)	(4,102)	(3,709)

Benefit obligation at end of period	2,174,882	2,043,008	40,832	35,828

Change in plan assets:
Fair value of plan assets at beginning of period	1,580,304	1,821,530	—	—
Actual return on plan assets	270,318	(159,730)	—	—
Company contributions	26,247	24,073	4,102	3,709
Benefits paid	(111,700)	(105,569)	(4,102)	(3,709)

Fair value of plan assets at the end of period	1,765,169	1,580,304	—	—

Funded status	(409,713)	(462,704)	(40,832)	(35,828)
Unrecognized actuarial loss	431,302	541,275	—	—
Unrecognized prior service cost	12,336	15,599	—	—
Unrecognized net obligation	(57)	(153)	13,972	8,929

Net amount recognized	$33,868	$94,017	$(26,860)	$(26,899)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$18,722	$19,311	$—	$—
Accrued benefit liability	(323,631)	(401,167)	(26,860)	(26,899)
Intangible asset	12,429	15,026	—	—
Accumulated other comprehensive loss	326,348	460,847	—	—

Net amount recognized	$33,868	$94,017	$(26,860)	$(26,899)

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans were $2,014.9 million, $1,913.7 million and $1,587.3 million, respectively, at December 31, 2003, and $1,883.0 million, $1,805.8 million and $1,402.4 million, respectively, at December 31, 2002. The accumulated benefit obligation was in excess of plan assets in all of our plans.

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2003	2002	2001	2003	2002	2001
	(In thousands)
Components of net periodic benefit cost (income):
Service cost	$26,277	$28,137	$25,579	$—	$—	$—
Interest cost	118,913	119,360	115,195	2,493	2,406	2,499
Expected return on plan assets	(115,310)	(136,227)	(145,738)	—	—	—
Amortization of prior service cost	2,444	3,207	2,600	—	—	—
Recognized net actuarial loss (gain)	56,903	11,912	(15,800)	1,557	834	718

Net periodic benefit cost (income)	$89,227	$26,389	$(18,164)	$4,050	$3,240	$3,217

Additional Information

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(In thousands)
Increase (decrease) in minimum liability included in other comprehensive income	$(134,499)	$451,756	N/A	N/A

Assumptions

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.50%	7.25%	6.50%	7.25%
Expected return on plan assets	8.28%	8.33%	—	—
Rate of compensation increase	4.00%	4.44%	—	—

     The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building block approach. Historic real return trends for the various asset classes in the plan’s portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio.

     We have been using an expected return on plan assets assumption of 8.5%, which is consistent with the long-term asset returns of the portfolio.

	2003	2002
Assumed health-care cost trend rates at December 31:
Health-care cost trend rate assumed for next year	10.00%	10.00%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches ultimate trend rate	2009	2009

     Assumed health-care cost trend rates have a significant effect on the amounts we report for our health-care plan. A one-percentage-point change in our assumed health-care cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
	(In thousands)
Effect on total of service and interest cost	$50	$(49)
Effect on postretirement benefit obligation	$765	$(743)

Plan Assets

     Our domestic pension plans’ weighted average asset allocations at December 31, 2003 and 2002, by asset category were as follows:

	2003	2002
Asset Category:
Equity Securities	36%	28%
Common/Collective Trusts	21%	18%
Debt Securities	15%	16%
U.S. Government Securities	14%	16%
Partnership/Joint Venture Interests	10%	10%
Registered Investment Companies	4%	6%
Other	—	6%

Total	100%	100%

     For the years ending December 31, 2003 and 2002, the investment return on domestic pension plan assets (gross of management fees) was approximately 20.5% and (10.1%), respectively.

     The assets of the domestic pension plans are commingled for investment purposes and held by the Trustee, Mellon Trust of New England, N.A., in the McDermott Incorporated Master Trust (the “Trust”).

     The overall investment strategy of the Trust is to emphasize long-term growth of principal, while avoiding excessive risk and to minimize the probability of loss of principal over the long-term. The specific investment goals that have been set for the Trust in the aggregate are (1) to ensure that plan liabilities are met when due, and (2) to achieve an investment return on Trust assets consistent with a reasonable level of risk that exceeds the custom benchmark described below, and over the long-term, exceeds the assumed actuarial rate of return set by the plans’ actuary.

     Based on the liability profile of the plans, a well diversified policy of 60% equities and 40% fixed income has been determined to be most appropriate in terms of risk/reward trade-off, taking into account the expected funded status of the plans, cash contributions and expense. Accordingly, the following asset allocation policy has been adopted for the Trust:

Asset Class	Target	Allowable Range
U.S. Large Cap Equity	24%	21–27%
U.S. Small/Mid Cap Equity	6%	4–8%
International Equity	12.5%	10–15%
Private Equity	10%	5–15%
Hedge Funds	2.5%	1–4%
Real Estate	5%	2–8%
Domestic Fixed Income	33%	31–35%
High Yield Fixed Income	5%	3–7%
Cash	2%	0–4%

     Allocations to each asset class are reviewed periodically and rebalanced if appropriate.

     The Trust employs a professional investment advisor, and a number of professional investment managers whose individual benchmarks are, in the aggregate, consistent with the Trust’s overall investment objectives.

     The goals of each Investment Manager are (1) to meet (in the case of passive accounts) or exceed (for actively managed accounts) the benchmark selected and agreed upon by the Manager and the Trust, and (2) to display an overall level of risk in its portfolio that is consistent with the risk associated with the agreed upon benchmark.

     As stated above, one of the goals of the Trust is to outperform a custom benchmark which is comprised as follows:

	Asset Class	Weight
Russell 3000 Index	Equities	30%
MSCI ACWI Free (ex US) Index	Intl. Equities	12.5%
NAREIT Equity Index	Reits	1%
NCREIF	Real Estate	4%
Lehman Aggregate	Fixed Income	33%
ML High Yield	High Yield	5%
90-Day Treasury Bills	Cash	2%
S&P500 + 400 bps	Private Equity	10%
Treasury Bills + 500 bps	Hedge Funds	2.5%

     The performance objective for the Trust is to seek to outperform this custom benchmark by 0.75% per annum (net of fees) or more over rolling three-year periods.

     The active risk of the Trust (also known as tracking error) is a numerical measure of the Trust’s risk relative to the custom benchmark. Active risk is defined as the standard deviation of the relative return, and the convention is to compute it from monthly observations and then convert it to an annualized figure by multiplying it by the square root of twelve. (In a normal distribution two-thirds of the observations will fall within one standard deviation of the average. So if the expected standard deviation was 2% and the expected average was 0%, then one-sixth of the observations will be more than 2% greater than the average and one-sixth will be more than 2% below the average.) Active risk can be either ex post (measuring the actual standard deviation of the excess returns achieved by the Manager) or ex ante (using a statistical model to estimate the likely outcome.)

     The risk objective in respect of the Trust is to seek to achieve an ex post active risk of less than 2% per annum over rolling three-year periods.

     The investment performance of total portfolios, as well as asset class components, is periodically measured against commonly accepted benchmarks, including the individual investment manager benchmarks. In evaluating investment manager performance, consideration is also given to personnel, strategy, research capabilities, organizational and business matters, adherence to discipline and other qualitative factors that may impact ability to achieve desired investment results.

     The Trust’s overall investment policy is reviewed at least annually to assure the continued relevance of the goals, objectives and strategies.

Cash Flows

Contributions

     We expect to contribute approximately $12.2 million to our domestic pension plans and $13.2 million to our domestic other postretirement benefit plans in 2004.

Estimated Future Benefit Payments

     We expect the following benefit payments, which reflect expected future service, as appropriate, to be made from our domestic plans:

	Pension	Other
	Benefits	Benefits
	(In thousands)
2004	$119,157	$13,236
2005	$120,979	$13,361
2006	$126,171	$13,342
2007	$131,008	$13,062
2008	$136,132	$12,643
2009-2013	$753,566	$44,830

NOTE 7 — IMPAIRMENT OF LONG-LIVED ASSETS

     Impairment losses to write down property, plant and equipment to estimated fair values are summarized by segment as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Property, plant and equipment and other assets:
Assets to be held and used:
Marine Construction Services	$—	$6,800	$—
Assets to be disposed of:
Marine Construction Services	—	1,943	6,318

Total	$—	$8,743	$6,318

     Property, plant and equipment and other assets — assets to be held and used

     During the year ended December 31, 2002, our Marine Construction Services segment recorded an impairment loss of $6.8 million on land at one of our facilities that is no longer expected to recover its carrying value through future cash flows. We determined fair value based on an appraisal of the land. Prior to impairment, the land had a book value of approximately $13.5 million.

     Property, plant and equipment and other assets — assets to be disposed of

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

NOTE 8 — CAPITAL STOCK

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

     We issue shares of our common stock in connection with our 2001 Directors and Officers Long-Term Incentive Plan, our 1996 Officer Long-Term Incentive Plan (and its predecessor programs), our 1992 Senior Management Stock Plan and contributions to our Thrift Plan. At December 31, 2003 and 2002, 13,459,422 and 15,180,999 shares of common stock, respectively, were reserved for issuance in connection with those plans.

MII Preferred Stock

     At December 31, 2001, 100,000 shares of our nonvoting Series A Participating Preferred Stock (the “Participating Preferred Stock”) were issued and owned by MI. During the year ended December 31, 2002, we purchased the 100,000 shares of Participating Preferred Stock pursuant to the exercise of the Intercompany Agreement and cancelled them. Under the Intercompany Agreement, MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock. MI held this financial asset since prior to the 1982 reorganization under which MII became the parent of MI. During the quarter ended March 31, 2002, MI exercised its right pursuant to this agreement and received approximately $243 million. During the year ended December 31, 2001, we redeemed the last 10,000 shares of the Series B nonvoting Preferred Stock, which were owned by MI, at $250 per share under the applicable mandatory redemption provisions.

     We designated a series of our authorized but unissued preferred stock as Series D Participating Preferred Stock in connection with our Stockholder Rights Plan. As of December 31, 2003, no shares of Series D Participating Preferred Stock were outstanding.

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

NOTE 9 — STOCK PLANS

2001 Directors and Officers Long-Term Incentive Plan

     In May 2002, our shareholders approved the 2001 Directors and Officers Long-Term Incentive Plan. Members of the Board of Directors, executive officers, key employees and consultants are eligible to participate in the plan. The

Compensation Committee of the Board of Directors selects the participants for the plan. The plan provides for a number of forms of stock-based compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Up to 3,000,000 shares of our common stock were authorized for issuance through the plan, of which a maximum of 30% may be awarded pursuant to grants in the form of restricted stock, deferred stock units and performance shares. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of the grant.

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

1997 Director Stock Program

     Under our 1997 Director Stock Program, we grant options to purchase 900 shares in the first year of a director’s term and 300 shares in subsequent years at a purchase price that is not less than 100% of the fair market value on the date of grant. These options become exercisable, in full, six months after the date of grant and expire ten years and one day after the date of grant. Under this program, we also grant rights to purchase 450 shares in the first year of a director’s term and 150 shares in subsequent years at par value ($1.00 per share). Those shares are subject to restrictions on transfer that lapse at the end of such term.

     At December 31, 2003, we had a total of 1,722,926 shares of our common stock available for award under the 2001 Directors and Officers Long-Term Incentive Plan, the 1996 Officer Long-Term Incentive Plan and the 1997 Director Stock Program.

     The following table summarizes activity for the restricted stock and performance-based restricted stock awards under these plans (share data in thousands):

	Year Ended December 31,
	2003	2002	2001
Outstanding, beginning of period	1,354	961	837
Restricted shares granted	152	404	299
Restricted shares issued pursuant to performance-based awards	—	700	27
Notional shares lapsed	—	(516)	(22)
Restricted shares released	(94)	(162)	(180)
Cancelled/forfeited	—	(33)	—

Outstanding, end of period	1,412	1,354	961

     The weighted average fair values of the restricted shares granted during the years ended December 31, 2003, 2002 and 2001 were $3.20, $11.62 and $14.54 per share, respectively. The weighted average fair values of the restricted shares issued pursuant to performance-based awards during the years ended December 31, 2002 and 2001 were $16.05 and $9.66, respectively.

1992 Senior Management Stock Plan

     Under our 1992 Senior Management Stock Plan, options to purchase shares are granted at a purchase price that is not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant. Our Board of Directors determines the total number of shares available for grant from time to time. At December 31, 2003, we had a total of 572,245 shares of common stock available for stock option grants under this plan.

     In the event of a change in control of our company, all these programs have provisions that may cause restrictions to lapse and accelerate the exercisability of outstanding options.

     The following table summarizes activity for our stock options (share data in thousands):

	Year Ended December 31,
	2003		2002		2001
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of period	7,533	$15.38	6,557	$15.58	4,865	$16.12
Granted	1,156	3.38	1,597	14.03	1,921	14.53
Exercised	—	—	(113)	9.12	(12)	9.37
Cancelled/forfeited	(806)	25.06	(508)	15.13	(217)	18.78

Outstanding, end of period	7,883	$12.63	7,533	$15.38	6,557	$15.58

Exercisable, end of period	5,184	$14.19	4,246	$16.92	3,304	$18.84

     Included in the table above are 365,000 options granted to B&W employees during 2001. These options are accounted for using the fair value method of SFAS No. 123, as B&W employees are not considered employees of MII for purposes of APB 25.

     The following tables summarize the range of exercise prices and the weighted-average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2003 (share data in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$3.15- 3.83	1,014	9.3	$3.15	—	$—
3.83- 7.65	163	9.3	5.31	15	6.32
7.65-11.48	2,157	6.3	9.21	2,152	9.21
11.48-15.30	3,346	7.4	14.36	1,814	14.36
15.30-19.13	25	2.4	17.29	25	17.29
19.13-22.95	480	2.7	20.15	480	20.15
22.95-26.78	686	3.1	24.92	686	24.92
26.78-33.13	12	4.5	30.41	12	30.41

$3.15-33.13	7,883	6.7	$12.63	5,184	$14.19

     The fair value of each option grant was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.40%	4.69%	4.80%
Volatility factor of the expected market price of MII’s common stock	0.65	0.51	0.51
Expected life of the option in years	6.53	6.10	5.00
Expected dividend yield of MII’s common stock	0.0%	0.0%	0.0%

     The weighted average fair values of the stock options granted in the years ended December 31, 2003, 2002 and 2001 were $2.16, $8.23 and $7.26, respectively.

Thrift Plan

     On November 12, 1991, 5,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the “Thrift Plan”). On October 11, 2002, an additional 5,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan. Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. The Thrift Plan allows employees to sell their interest in MII’s common stock fund at any time, except as limited by applicable securities laws and regulations. During the years ended December 31, 2003, 2002 and 2001, we issued 1,298,560, 1,394,887 and 711,943 shares, respectively, of MII’s common stock as employer contributions pursuant to the Thrift Plan. At December 31, 2003, 3,281,359 shares of MII’s common stock remained available for issuance under the Thrift Plan.

NOTE 10 — CONTINGENCIES AND COMMITMENTS

Investigations and Litigation

     In June 1998, Phillips Petroleum Company (individually and on behalf of certain co-venturers) and several related entities (collectively, the “Phillips Plaintiffs”) filed a lawsuit in the U.S District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, Heerema Offshore Construction Group, Inc. (“Heerema”), JRM’s former HeereMac joint venture with Heerema, certain Heerema affiliates and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act and Sections 15.05 (a) and (b) of the Texas Business and Commerce Code, engaged in fraudulent activity and tortiously interfered with the plaintiffs’ businesses in connection with certain offshore transportation and installation projects in the Gulf of Mexico, the North Sea and Asia Pacific (the “Phillips Litigation”). In December 1998, Den norske stats oljeselskap a.s., individually and on behalf of certain of its ventures and its participants (collectively, “Statoil”), filed a similar lawsuit in the same court (the “Statoil Litigation”). In addition to seeking injunctive relief, actual damages and attorneys’ fees, the plaintiffs in the Phillips Litigation and Statoil Litigation requested punitive as well as treble damages. In January 1999, the court dismissed without prejudice, due to the court’s lack of subject matter jurisdiction, the claims of the Phillips Plaintiffs relating to alleged injuries sustained on any foreign projects. In July 1999, the court also dismissed the Statoil Litigation for lack of subject matter jurisdiction. Statoil appealed this dismissal to the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). The Fifth Circuit affirmed the district court decision in February 2000 and Statoil filed a motion for rehearing en banc. In September 1999, the Phillips Plaintiffs filed notice of their request to dismiss their remaining domestic claims in the lawsuit in order to seek an appeal of the dismissal of their claims on foreign projects, which request was subsequently denied. On March 12, 2001, the plaintiffs’ motion for rehearing en banc was denied by the Fifth Circuit in the Statoil Litigation. The plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court. On February 20, 2002, the U.S. Supreme Court denied the petition for certiorari. The plaintiffs filed a motion for rehearing by the U.S. Supreme Court. On April 15, 2002, the U.S. Supreme Court denied the motion for rehearing. As of December 31, 2003, Heerema, MII and Saipem had executed agreements to settle the heavy-lift antitrust claims with all claimants in these proceedings. The cases have now all been concluded.

     In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (the “Shell Litigation”). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates (collectively, “Chevron Texaco”); Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates (collectively, “Marathon”); VK-Main Pass Gathering Company, L.L.C.; Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys’ fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Shell Litigation due to the Texas district court’s lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non heavy-lift marine construction activity claims against the defendants. Currently, we are awaiting the court’s decision on our motion to dismiss the foreign claims. As of December 31, 2003, Heerema and MII had executed agreements to settle or dismiss the heavy-lift antitrust claims against Heerema and MII with all plaintiffs except Chevron Texaco and Marathon. An order of dismissal related to the cases settled or dismissed has been entered by the court. We do not believe that a material loss, above amounts already provided for, with respect to these matters is likely. In December 2003, Chevron Texaco filed suit in the High Court of London alleging antitrust injury regarding seven named projects occurring in the period from 1993 to 1997. We are presently reviewing the claims presented and have engaged U.K. counsel to advise us on this matter.

     On December 15, 2000, a number of Norwegian oil companies filed lawsuits against MII, HeereMac, Heerema and Saipem S.p.A. for violations of the Norwegian Pricing Act of 1953 in connection with projects in Norway. Plaintiffs included Norwegian affiliates of various of the plaintiffs in the Shell Litigation. Most of the projects were performed by Saipem S.p.A. or its affiliates, with some by Heerema/HeereMac and none by JRM. As of December 31, 2003, these Norwegian lawsuits were settled and an order of dismissal of all pending litigation was entered by the Norwegian court.

     B&W and Atlantic Richfield Company (“ARCO”) are defendants in a lawsuit filed on June 7, 1994 by Donald F. Hall, Mary Ann Hall and others in the U. S. District Court for the Western District of Pennsylvania. The suit involves approximately 500 separate claims for compensatory and punitive damages relating to the operation of two former nuclear fuel processing facilities located in Pennsylvania (the “Hall Litigation”). The plaintiffs in the Hall Litigation allege, among other things, that they suffered personal injury, property damage and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36.7 million in compensatory damages. In June 1999, the district court set aside the $36.7 million judgment and ordered a new trial on all issues. In November 1999, the district court allowed an interlocutory appeal by the plaintiffs of certain issues, including the granting of the new trial and the court’s rulings on certain evidentiary matters, which, following B&W’s bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review.

     In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8.0 million for which B&W seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. On April 28, 2001, in response to cross-motions for partial summary judgment, the Pennsylvania State Court issued its ruling regarding: (1) the applicable trigger of coverage under the Nuclear Energy Liability Policies issued by B&W’s insurers; and (2) the scope of the insurers’ defense obligations to B&W under these policies. With respect to the trigger of coverage, the Pennsylvania State Court held that “manifestation” is an applicable trigger with respect to the underlying claims at issue. Although the Court did not make any determination of coverage with respect to any of the underlying claims, we believe the effect of its ruling is to increase the amount of coverage potentially available to B&W under the policies at issue to $320.0 million. With respect to the insurers’ duty to defend B&W, the Court held that B&W is entitled to separate and independent counsel funded by the insurers. On May 21, 2001, the Court granted the insurers’ motion for reconsideration of the April 25, 2001 order. On October 1, 2001, the Court entered its order reaffirming its original substantive insurance coverage rulings and further certified the order for immediate appeal by any party. B&W’s insurers filed an appeal in November 2001. On November 25, 2002, the Pennsylvania Superior Court affirmed the rulings in favor of B&W on the trigger of coverage and duty to defend issues. On December 24, 2002, B&W’s insurers filed a petition for the allowance of an appeal in the Pennsylvania Supreme Court. The Pennsylvania Supreme Court denied the insurer’s petition for allowance of appeal by order dated December 2, 2003.

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

     In December 1998, a subsidiary of JRM (the “Operator Subsidiary”) was in the process of installing the south deck module on a compliant tower in the Gulf of Mexico for Texaco Exploration and Production, Inc. (“Texaco”) when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. This lawsuit was filed in the U. S. District Court for the Eastern District of Louisiana against a number of parties, some of which brought third-party claims against the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel that attempted the lift of the deck module (the “Owner Subsidiary”). Both the Owner Subsidiary and the Operator Subsidiary were subsequently tendered as direct defendants to Texaco. In addition to Texaco’s claims in the federal court action, damages for the loss of the south deck module have been sought by Texaco’s builder’s risk insurers in claims against the Owner Subsidiary and the other defendants, excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder’s risk insurers in the federal court proceeding approximated $280 million. Texaco’s federal court claims against the Operator Subsidiary were stayed in favor of a pending binding arbitration proceeding between them required by contract, which the Operator Subsidiary initiated to collect $23 million due for work performed under the contract, and in which Texaco also sought the same consequential damages and uninsured losses as it seeks in the federal court action, and also seeks approximately $2 million in other damages not sought in the federal court action. The federal court trial, on the issue of liability only, commenced in October 2001. On March 27, 2002, the Court orally found that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco. On May 6, 2002, the Owner Subsidiary filed a notice of appeal of the April 5, 2002 order, which appeal it subsequently withdrew without prejudice for technical reasons. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary’s motion for dismissal against Texaco’s builder’s risk underwriters. A final judgment was entered by the district court on October 30, 2003 from which an appeal has been taken by Texaco’s builder’s risk insurers. In the fourth quarter of 2003, Texaco, JRM and JRM’s underwriters settled the claims of Texaco for consequential damages. We have an agreement with our insurers under which based on this settlement we are obligated to pay $1.25 million per year through 2008 as an adjustment to premiums of prior years. This agreement resulted in a charge of approximately $5.4 million for the year ended December 31, 2003. The trial in the binding arbitration proceeding commenced on January 13, 2003, proceeded on various intermittent dates thereafter and concluded in December 2003, with final briefs relating to JRM’s claims against Texaco filed in March 2004. An arbitration decision with regard to JRM’s claims is expected in the second quarter of 2004. We plan to vigorously pursue the arbitration proceeding and defend any appeals process in the federal court action, and we do not believe that a material loss, above amounts already provided for, with respect to these matters is likely. In addition, we believe our insurance will provide coverage for the federal court claims in the event of liability. However, the ultimate outcome of the proceedings is uncertain, and an adverse ruling could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

     In early April 2001, a group of insurers that includes certain underwriters at Lloyd’s and Turegum Insurance Company (the “Plaintiff Insurers”) who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W’s excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. The Plaintiff Insurers also allege that MII and B&W have wrongfully attempted to expand the underwriters’ obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in vacating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers, which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W’s rights and the obligations of the Plaintiff Insurers and other insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the District Court seeking dismissal of the Plaintiff Insurers’ claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued January 4, 2002, the District Court granted MII’s and B&W’s motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers’ claims lacked a factual or legal basis. We believe this ruling reflects the extent of the underwriter’s contractual obligations and underscores that this coverage is available to settle B&W’s asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were B&W’s counterclaims against the Plaintiff Insurers and against other insurers. The parties agreed to dismiss without prejudice those of B&W’s counterclaims seeking a declaratory judgment regarding the parties’ respective rights and obligations under the settlement agreement. B&W’s counterclaim seeking a money judgment for approximately $6.5 million due and owing by insurers under the settlement agreement remains pending. The parties have reached a preliminary agreement in principle to settle B&W’s counterclaim for in excess of the claimed amounts, and approximately $4.3 million has been received to date from the insurers, subject to reimbursement in the event a final settlement agreement is not reached. A trial of this counterclaim is presently scheduled for April 19, 2004, but the parties are working to finalize a settlement of the counterclaim prior to commencement of the trial. Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. At this point, the Plaintiff Insurers have not indicated whether they intend to pursue an appeal.

     On or about August 5, 2003, certain underwriters at Lloyd’s, London and certain London Market companies (the “London Insurers”) commenced a new adversary proceeding against B&W in the Bankruptcy Court for the Eastern District of Louisiana, which makes allegations similar to those made in the prior adversary action. The complaint of the London Insurers alleges that B&W anticipatorily repudiated the 1990 settlement agreement between B&W and the London Insurers. The alleged anticipatory repudiation is based primarily on B&W’s submission of the Joint Plan to the Bankruptcy Court. The complaint alleges that the London Insurers’ claims from the first adversary action that were ruled to be premature are now ripe for adjudication, given that B&W has reached agreement on a consensual plan of reorganization with the representatives of asbestos claimants. In addition to seeking unspecified damages for this alleged anticipatory repudiation, the complaint also seeks declaratory relief as to the London Insurers’ obligations to indemnify B&W for its asbestos-related claims and seeks to prevent the assignment of rights to asbestos bodily injury coverage to the Asbestos PI Trust. On or about August 6, 2003, a similar lawsuit was filed in the District Court by the London Insurers against MII. The London Insurers also filed a motion to withdraw the reference with respect to the action pending in the Bankruptcy Court, seeking to transfer it from the Bankruptcy Court to the District Court. B&W and MII have each filed motions to dismiss or, in the alternative, to stay the actions filed against each of them by the London Insurers. The Court has not ruled on the London Insurers’ motion to withdraw the reference or on B&W’s or MII’s motion to dismiss or stay. No discovery has been taken in either case. However, we do not believe that a material loss with respect to these matters is likely.

     On or about August 22, 2003, Continental Insurance Co. (“Continental”) commenced an action in the Eastern District of Louisiana against MII and MI and a similar adversary action against B&W in the Bankruptcy Court. These actions make allegations similar to those made in the prior adversary actions of the London Market Insurers. The complaints of Continental allege, among other things, that MII anticipatorily repudiated the settlement agreement MII and B&W had entered into in 2000 with Continental relating to insurance payments by Continental as a result of asbestos-related products liability claims. The parties have reached a settlement of these actions, and the Bankruptcy Court has approved the settlement.

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

     On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding in the U.S. Bankruptcy Court for the Eastern District of Louisiana against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W’s cancellation of a $313 million note receivable and B&W’s transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W’s claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceeding to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W’s solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the Bankruptcy Court found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and the FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and the FCR that we believe are resolved by the February 8, 2002 ruling. By Order and Judgment dated April 17, 2002, the Bankruptcy Court granted this motion and dismissed all claims asserted in complaints filed by the ACC and the FCR regarding the 1998 transfer of certain assets from B&W to its parent, and dismissed the proceeding with prejudice. On April 26, 2002, the ACC and the FCR filed a notice of appeal of the April 17, 2002 Order and Judgment and on June 20, 2002 filed their appeal brief. On July 22, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed their brief in opposition. The ACC and the FCR have not yet filed their reply brief pending discussions regarding settlement and a consensual joint plan of reorganization. If a consensual joint plan of reorganization is confirmed, the ACC and the FCR have agreed to dismiss this appeal with prejudice. In addition, an injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11, extends through April 12, 2004. See Note 20 to our consolidated financial statements for information regarding B&W’s potential liability for nonemployee asbestos claims and additional information concerning the B&W Chapter 11 proceedings.

     In September 2002, we were advised that the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange were conducting inquiries into the trading of MII securities occurring prior to our public announcement of August 7, 2002 with respect to our second quarter 2002 results, our revised 2002 guidance and developments in negotiations relating to the B&W Chapter 11 proceedings. As we reported in our annual report on Form 10-K for the year ended December 31, 2002, the SEC has issued a formal order of investigation in connection with its inquiry, pursuant to which the staff of the SEC has requested additional information from us and several of our current and former officers and directors. We continue to cooperate fully with both inquiries and have provided all information that has been requested. Several of our current and former officers and directors have voluntarily given interviews and have responded to SEC subpoenas requesting additional documents and testimony.

     We have been advised by the New York Stock Exchange that it is reviewing transactions in MII securities prior to our May 6, 2003 earnings announcement. We have provided all information requested by the New York Stock Exchange and intend to cooperate fully with its review.

     On July 12, 2002, AE Energietechnic GmbH (“Austrian Energy”) filed for the appointment of a receiver in the Bankruptcy Court of Graz, Austria. Austrian Energy is a subsidiary of Babcock-Borsig AG, which filed for bankruptcy on July 4, 2002 in Germany. Babcock and Wilcox Volund ApS (“Volund”), which we sold to B&W in October 2002, is jointly and severally liable with Austrian Energy pursuant to both their consortium agreement as well as their contract with the ultimate customer, the former SK Energi, now Energi E2 A/S (“E2”), for construction of a biomass boiler facility in Denmark. As a result of performance delays attributable to Austrian Energy and other factors, E2 has asserted claims for damages associated with the failure to complete the construction and commissioning of the facility on schedule. On August 30, 2002, Volund filed a claim against Austrian Energy in the Austrian Bankruptcy Court to establish Austrian Energy’s liability for E2’s claims, which was subsequently rejected in its entirety by Austrian Energy. On October 8, 2002, Austrian Energy notified Volund that it had terminated its consortium agreement with Volund in accordance with Austrian bankruptcy laws. In June 2003, Volund reached a settlement with E2 in this matter and recorded a $1.1 million charge to earnings. This amount has been re-evaluated and reduced to $0.4 million in December 2003. In February 2004, Volund and Austrian Energy reached agreement on a claim amount of approximately $4.0 million to be entered into the Austrian Bankruptcy Court for approval. While a dividend of the claim is expected, the amount of that dividend is not currently known. Depending on the final resolution of the E2 claims and Volund’s claims against Austrian Energy, an adjustment of the purchase price from the sale of Volund to B&W may be required. Such adjustment would be recorded as a change to the estimated cost of the B&W Chapter 11 settlement. See Note 2 to our consolidated financial statements for information concerning the sale of Volund to B&W.

     On July 8, 2003, Bay Ltd. (“Bay”), a subcontractor for two of JRM’s Spar projects, the Medusa and the Devils Tower projects, filed a demand for arbitration in Houston, Texas seeking approximately $32.2 million in damages and asserting various liens against the Medusa and Devils Tower facilities. On July 17, 2003, JRM filed a Complaint and Motion to Compel Arbitration in the U.S. District Court for the Southern District of Texas against Bay. The federal court ruled that arbitration should proceed in accordance with the applicable provisions of the Spar agreement. JRM filed its own demand for arbitration in Houston, Texas, seeking damages against Bay arising from Bay’s performance of work on the Devils Tower project. Bay filed a counterclaim in that action, seeking approximately $7.6 million. No dates for the arbitration have been scheduled. On December 30, 2003, Bay dismissed its arbitration demand filed in Houston, Texas.

     In addition, JRM filed a Complaint for Preliminary and Permanent Injunctive Relief and for Damages in the U.S. District Court for the Eastern District of Louisiana with regard to claims against Bay arising from Bay’s performance of work on the Medusa project. In that complaint, JRM seeks in excess of $10 million as a result of Bay’s various breaches of contract. Bay filed a counterclaim in the proceedings seeking damages of approximately $24 million and enforcement of its alleged lien rights. The matter is set for trial in March 2005.

     We plan to vigorously prosecute our claims in the Bay arbitration and defend the counterclaim. We have provided for our estimated losses in these matters as part of related contract costs, and we do not believe any additional material loss with respect to these matters is likely. However, the ultimate outcome of these proceedings is uncertain and an adverse ruling, either in the arbitration or the court proceedings, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

     On December 9, 2002, a class action proceeding entitled Doug Benoit, et al. v. J. Ray McDermott, Inc. et al. was initiated against one of JRM’s subsidiaries and numerous third-party defendants in the 58th Judicial District Court of Jefferson County, Texas. This proceeding involves approximately 140 plaintiffs who have alleged injuries as a result of exposures to asbestos and welding fumes while working onboard JRM’s marine construction vessels or in JRM’s fabrication facilities. Trial of some of these claims is set for July 5, 2004. We believe that most or all of these claims are subject to applicable workers’ compensation laws or comparable provisions of the Jones Act. We cannot now determine the result of these claims, and we anticipate that other similar claims may be filed in the future. Nevertheless, we do not expect that the outcome of these actions will have a material adverse impact on our financial position, results of operations or cash flows.

     On or about November 5, 2003 a class action proceeding entitled Jose Fragoso, et al. v. J. Ray McDermott, Inc. et al. was commenced in the 404th Judicial District Court of Cameron County, Texas. This proceeding involves 163 nonemployee plaintiffs who have alleged negligence for exposure to silica while working at an unspecified location. Thereafter, nine similar lawsuits were filed in the same district by the same law firm. In total, there are approximately 500 plaintiffs. In addition to JRM and MII, the suits name seven other premises defendants and allege additional claims against more than 70 product defendants. These ten proceedings are in the initial stages, and no trial has been set at this time in any of these proceedings.

     Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or arbitration proceedings or subject to disputes or claims related to our business activities, including performance or warranty-related matters under our customer and supplier contracts and other business arrangements, as well as workers’ compensation and similar claims under the Jones Act. In our management’s opinion, none of these proceedings, disputes or claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     See Note 20 for information regarding B&W’s potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

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

     Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W’s nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the “Parks Facilities”), and B&W proceeded to decommission the facilities in accordance with its existing license from the Nuclear Regulatory Commission (the “NRC”). B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2003. Substantially all work has been completed and BWXT expects to file the application for license termination in the first quarter of 2004. BWXT expects that the NRC will grant the request and terminate the license in the normal course. At December 31, 2003, the remaining provision for the decontamination, decommissioning and closing of these facilities was $0.3 million.

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

     The NRC’s decommissioning regulations require BWXT and McDermott Technology, Inc. (“MTI”) to provide financial assurance that they will be able to pay the expected cost of decommissioning their facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance aggregating $27.1 million during the year ending December 31, 2004 by issuing letters of credit for the ultimate decommissioning of all their licensed facilities, except one. This facility, which represents the largest portion of BWXT’s eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the DOE.

     An agreement between the NRC and the State of Ohio to transfer regulatory authority for MTI’s NRC licenses for by-product and source nuclear material was finalized in December 1999. In conjunction with the transfer of this regulatory authority and upon notification by the NRC, MTI issued decommissioning financial assurance instruments naming the State of Ohio as the beneficiary.

     At December 31, 2003 and 2002, we had total environmental reserves (including provisions for the facilities discussed above) of $17.0 million and $20.6 million, respectively. Of our total environmental reserves at December 31, 2003 and 2002, $9.0 million and $8.3 million, respectively, were included in current liabilities. Our estimated recoveries of these costs totaling $0.2 million are included in accounts receivable – other in our consolidated balance sheet at December 31, 2003 and 2002. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Operating Leases

     Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2003 are as follows:

Fiscal Year Ending December 31,	Amount
2004	$8,108,000
2005	$5,476,000
2006	$4,017,000
2007	$3,780,000
2008	$2,956,000
thereafter	$36,831,000

     Total rental expense for the years ended December 31, 2003, 2002 and 2001 was $47.4 million, $45.0 million and $43.3 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

Other

     We have a take-or-pay contract with the primary provider of our long-distance telecommunications service. Under the terms of this agreement, we are obligated to pay a minimum of $1.8 million per year through 2009.

     As a result of the settlement in the Texaco matter, we have an agreement with our insurers under which we are obligated to pay $1.25 million per year through 2008 as an adjustment to premiums of prior years.

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

     We have several wholly owned insurance subsidiaries that provide general and automotive liability insurance and, from time-to-time, builder’s risk within certain limits, marine hull and workers’ compensation insurance to our companies. These insurance subsidiaries have not provided significant amounts of insurance to unrelated parties. These captive insurers provide certain coverages for our subsidiary entities and related coverages. Claims as a result of our operations, or arising in the B&W Chapter 11 proceedings, could adversely impact the ability of these captive insurers to respond to all claims presented, although we believe such a result is unlikely.

     At December 31, 2003, we are contingently liable under standby letters of credit totaling $145.0 million, all of which were issued in the normal course of business. We have restricted cash of $98.2 million collateralizing these contingent obligations. At December 31, 2003, we had pledged approximately $41.2 million fair value of our investment portfolio of $42.8 million to secure payments under and in connection with certain reinsurance agreements. In addition, at December 31, 2003, we had $22.0 million of cash temporarily reserved to pay the next two succeeding payments of interest on the JRM Secured Notes. This temporary interest reserve is required until the last to occur of (1) acceptance by the customer of the Devils Tower production platform and (2) acceptance by the customer of the Front Runner production platform.

     As of December 31, 2003, MII had outstanding performance guarantees for six JRM projects. We are not aware that MII has ever had to satisfy a performance guaranty for JRM or any of its other subsidiaries. Five of these guarantees (with a total cap of $136 million) relate to projects which have been completed and are in the warranty periods, the latest of which would expire in January 2006. JRM has incurred minimal warranty costs in prior years and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims. The remaining MII performance guaranty for JRM (with a cap of $24 million) is for a pipeline project which is currently in progress and expected to be completed prior to April 15, 2004. This performance guaranty also runs through the one-year warranty period, which we expect to expire prior to April 15, 2005.

     As of December 31, 2003, MII had outstanding performance guarantees for five Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2005, were all executed in 2001 and have a cap of $46 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of December 31, 2003, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.

     At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146.5 million, which were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24.9 million, which were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of the debtor-in-possession revolving credit and letter of credit facility (the “DIP Credit Facility”) is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2003, approximately $42.0 million in letters of credit has been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit.

     MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2003, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $84.3 million, of which $80.1 million related to the business operations of B&W and its subsidiaries.

NOTE 11 — RELATED PARTY TRANSACTIONS

     A company affiliated with two of our directors managed and operated an offshore producing oil and gas property for JRM. During 2003, JRM sold its interest in this property recording a gain on asset disposal of approximately $1.4 million and, as a result, terminated the production and operation agreement. The management and operation agreement required JRM to pay an operations management fee of approximately $11,000 per month, a marketing service fee based on production, a minimum accounting and property supervision fee of approximately $5,500 per month, and certain other costs incurred in connection with the agreement. JRM paid approximately $0.5 million, $0.9 million and $0.9 million in fees and costs under the agreement during the years ended December 31, 2003, 2002 and 2001. JRM subsidiaries also sold natural gas at established market prices to the related party. JRM has periodically entered into agreements to design, fabricate and install offshore pipelines for the same company. In addition, JRM received approximately $2.2 million and $2.1 million for work performed on those agreements in the years ended December 31, 2002 and 2001, respectively. No such transactions occurred during the year ended December 31, 2003.

     From time to time, one or more of our subsidiaries purchases raw materials, products or services from a company or one or more of its affiliated companies affiliated with another one of our directors. During 2003, such purchases amounted to approximately $2.5 million.

     See Note 3 for transactions with unconsolidated affiliates and Note 20 for transactions with B&W.

NOTE 12 — RISKS AND UNCERTAINTIES

     Our recent operating results have been adversely affected by material losses on several large marine construction contracts, including the contracts related to: three Spar projects, Medusa, Devils Tower and Front Runner; the Carina Aries project off the coast of Argentina; and the Belanak FPSO project on Batam Island. Each of these projects was a first-of-a-kind project for JRM entered into on a fixed-price basis during 2001 and early 2002. Given the risks inherent in fixed-price contracts, we continue to have difficulty estimating costs to complete these contracts and, therefore, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods since our backlog will continue to contain fixed-price contracts.

     We recorded estimated losses of $149.3 million during 2002 and $27.9 million during 2003 on the three Spar projects. During 2003, we also recorded estimated losses of $66.5 million on the Carina Aries project and $25.2 million on the Belanak FPSO project. Although we have already reflected these losses in our income statement, the negative cash flows associated with the cost overruns on these projects continue to be incurred. We expect that these negative cash flows will continue through three of the four quarters in 2004.

     The Spar projects continue to face significant issues. The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. (See Note 10 to our consolidated financial statements.) The one-year warranty period on Medusa expires on August 22, 2004. We have accrued warranty reserves which we believe are adequate to cover all known and likely warranty claims at this time. However, our experience with respect to Spar warranty is limited and it is possible that actual warranty claims will exceed amounts provided for at December 31, 2003.

     In early 2003, our assessment was that the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint application, and, on March 21, 2003, we filed an action against the paint supplier and certain of its related parties for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to schedule and developed a plan for paint and pile installation issues. Since then, eight of the nine piles on Devils Tower have been successfully installed and accepted by the United States Minerals Management Service (the “USMMS”), the U.S. Government regulatory agency for offshore structures. The remaining pile was installed to a depth 9 feet short of the design penetration of 114 feet. The American Bureau of Shipping has provided a recommendation to the USMMS suggesting approval of the as-installed pile. Based on this recommendation, we believe it is probable that the pile will be accepted. However, should the USMMS reject the pile, JRM would be required to fabricate and install a replacement pile. JRM estimates that additional cost of $7.4 million would be incurred to fabricate and install a replacement pile, and it believes that a majority of this cost would be recoverable in a future period through an insurance claim. We received a certificate of substantial completion from our customer on this project in February 2004. Additional remaining issues include a dispute with the subcontractor, Bay Ltd., and the one-year warranty period, which will begin on the receipt of the certificate of final completion. (See Note 10 to our consolidated financial statements.)

     The Front Runner hull has been completed and is currently moored at a shipyard on the Gulf of Mexico awaiting installation, which is currently scheduled in late May 2004. The topsides are being fabricated by a subcontractor and are scheduled for installation in late June 2004. The key remaining issues for the Front Runner contract are the completion of fabrication and installation of the topsides. During the quarter ended December 31, 2003, we incurred substantial cost overruns on the reimbursable scopes of work performed by our topsides subcontractor. Our forecasted fabrication completion date has also been extended. Due to these items, our estimated loss on this project was increased by approximately $10 million in the quarter ended December 31, 2003.

     With regard to the Carina Aries project, we have provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $66.5 million for the year ended December 31, 2003. During the March 2003 quarter, we recorded losses of approximately $2.0 million for offshore pipelay and platform installation productivity below forecast. During the June 2003 quarter, we recorded approximately $40 million of losses attributable to cost incurred as a result of a June 2003 storm that damaged our pipelay equipment and required us to pay subcontractors for standby or contract termination as we made repairs to recommence work. On October 30, 2003, we signed a change order and addendum to the master agreement with the customer. This agreement, among other things, reduced our liquidated damages and risk of loss exposures, transferred weather risk to the customer and changed the contract from a lump-sum contract to a partial lump-sum and unit rate contract. During the December 2003 quarter, we recorded additional losses of approximately $6.0 million for fabrication cost overruns and $18.5 million for offshore pipelay and platform installation productivity below forecast, especially unforeseen mechanical downtime which is not reimbursable under the amended contract. We also have a pending insurance claim from which we expect to recover a portion of the June 2003 storm loss, which has not been reflected in the total cost to complete. After completing the pipeline portion of this contract, we need to install the topsides. We believe the topsides installation scope of work presents potentially less risk than the pipeline installation.

     With regard to the Belanak FPSO project, which involves a subcontract to JRM for the fabrication of wellhead platforms and topsides for an FPSO in Indonesia, we have provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $25.2 million for the year ended December 31, 2003. The increase in cost is attributable to overruns of the material and subcontractor cost estimates, as well as labor costs to complete. We have a pending contract amendment awaiting approval by an Indonesian governmental agency, which would reduce the now expected total cost to complete this project. Under our current subcontract, we are subject to liquidated damages of approximately $148,000 per day for late completion of our scope of work, with a cap of approximately $16 million. Late performance by JRM would not give rise to liquidated damages if first oil flows into the FPSO by December 15, 2004, as that date may be adjusted under the contract. A finally approved contract amendment would, among other things, extend our liquidated damages date. Further, even without that contract amendment or without first oil date satisfaction, we believe we are entitled to an extension of the schedule for liquidated damages due to the actions of the prime contractor. Therefore, we believe JRM is not likely to incur liquidated damages. In addition to the liquidated damages exposure, remaining issues relate to our ability to meet our forecast of required manhours to complete this project, which we have been unable to accurately estimate in the past.

     As of December 31, 2003, we have provided for our estimated losses on these contracts and our estimated costs to complete all our other contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs, and these may continue to be significant in future periods. As with the projects specifically discussed above, such adjustments could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, positive adjustments to overall contract costs at completion could materially improve our results of operations, financial condition and cash flow. Also, in addition to the Carina Aries insurance claim and the Belanak FPSO contract amendment previously discussed, we are pursuing other claims and contract amendments. Any such recovery would positively impact JRM’s operating income in the period in which it is received.

NOTE 13 — FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

     Our Marine Construction Services segment’s principal customers are businesses in the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. The primary customer of our Government Operations segment is the U.S. Government (including its contractors). These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. Approximately 58% of our trade receivables are due from foreign customers. (See Note 17 for additional information about our operations in different geographic areas.) We generally do not obtain any collateral for our receivables.

     We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2003 and 2002, the allowance for possible losses we deducted from accounts receivable-trade on the accompanying balance sheet was $1.3 million and $1.6 million, respectively.

NOTE 14 — INVESTMENTS

     The following is a summary of our available-for-sale securities at December 31, 2003:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$17,616	$8	$—	$17,624
Money market instruments	25,206	—	30	25,176

Total(1)	$42,822	$8	$30	$42,800

(1) Fair value of $41.2 million pledged to secure payments under certain reinsurance agreements.

     At December 31, 2003, all our available-for-sale debt securities have contractual maturities of less than one year.

     The following is a summary of our available-for-sale securities at December 31, 2002:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$156,365	$585	$—	$156,950
Corporate notes and bonds	10,366	95	1	10,460
Other debt securities	5,821	—	4	5,817

Total(1)	$172,552	$680	$5	$173,227

(1)	Fair value of $46.3 million pledged to secure payments under certain reinsurance agreements.

     Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

		Gross	Gross
	Proceeds	Realized Gains	Realized Losses
	(In thousands)
Year Ended December 31, 2003	$417,156	$405	$—
Year Ended December 31, 2002	$775,441	$997	$—
Year Ended December 31, 2001	$1,229,087	$7,614	$4,634

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS

     Our worldwide operations give rise to exposure to market risks from changes in foreign exchange rates. We use derivative financial instruments to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue financial instruments for trading or other speculative purposes.

     We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheet. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity (as a component of accumulated other comprehensive loss) until the hedged item is recognized in earnings or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other-net in our consolidated statement of loss.

     At December 31, 2003, we had foreign currency option contracts outstanding to purchase 9.1 million Euros at a weighted-average strike price of 1.245 with varying expiration dates through November 30, 2004. At December 31, 2002, we had forward contracts to purchase $15.5 million in foreign currencies (primarily Indonesian Rupiah and Euro) and to sell $0.9 million in foreign currencies at varying maturities through August 2003. We have designated substantially all of these contracts as cash flow hedging instruments. For the option contracts entered during 2003, the hedged risk is the risk of changes in forecasted U.S. dollar equivalent cash flows related to long-term contracts attributable to movements in the exchange rate above the strike prices. We assess effectiveness based upon total changes in cash flows of the option contracts. For forward contracts, the hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At December 31, 2003, we had deferred approximately $0.8 million of net gains on these derivative financial instruments, 75% of which we expect to recognize in income over the next 12 months primarily in accordance with the percentage-of-completion method of accounting. At December 31, 2002, we had deferred approximately $1.1 million of net gains on forward contracts. For the years ended December 31, 2003 and 2002, we immediately recognized net gains of approximately $0.1 million and $1.5 million, respectively. Substantially all of these net gains represent changes in the fair value of forward contracts excluded from hedge effectiveness.

     We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We mitigate this risk by using major financial institutions with high credit ratings.

NOTE 16 — FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Foreign currency derivative instruments: We estimate the fair values of foreign currency option contracts and forward contracts by obtaining quotes from brokers. At December 31, 2003, we had foreign currency option contracts outstanding to purchase 9.1 million Euro with a total fair value of $0.4 million. At December 31, 2002, we had net forward contracts outstanding to purchase foreign currencies, primarily Euro and Indonesian Rupiah, with a total notional value of $14.5 million and a total fair value of $0.4 million.

     The estimated fair values of our financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
Balance Sheet Instruments	Amount	Value	Amount	Value
	(In thousands)
Cash and cash equivalents	$174,790	$174,790	$129,517	$129,517
Restricted cash and cash equivalents	$180,480	$180,480	$44,824	$44,824
Investments	$42,800	$42,800	$173,227	$173,227
Debt excluding capital leases	$313,346	$296,908	$137,546	$102,196

NOTE 17 — SEGMENT REPORTING

     Our reportable segments are Marine Construction Services, Government Operations, Industrial Operations and Power Generation Systems. These segments are managed separately and are unique in technology, services and customer class.

     We have restated our segment information for the years ended December 31, 2002 and 2001 to exclude the results of operations of Menck, a component of our Marine Construction Services segment which we sold on August 29, 2003. The results of operations of Menck are now reported in discontinued operations. Our Industrial Operations segment includes only the results of MECL, which we sold to a unit of Jacobs Engineering Group Inc. on October 29, 2001. MECL had revenues of approximately $507.2 million and segment income of approximately $10.0 million through October 29, 2001, the date of the sale. We recognized a gain of approximately $28.0 million on the sale. See Note 2 for further information.

     Marine Construction Services, which includes the results of JRM, supplies worldwide services for the offshore oil and gas exploration, production and hydrocarbon processing industries and to other marine construction companies. Principal activities include the design, engineering, fabrication and installation of offshore drilling and production platforms, specialized structures, modular facilities, marine pipelines and subsea production systems. JRM also provides project management services, engineering services and procurement activities.

     Government Operations supplies nuclear components to the U.S. Navy, manages and operates government-owned facilities and supplies commercial nuclear environmental services and other government and commercial nuclear services. Government Operations also includes contract research activities.

     Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities. The Power Generation Systems segment’s operations are conducted primarily through B&W. Due to B&W’s Chapter 11 filing, effective February 22, 2000, we stopped consolidating B&W’s and its subsidiaries’ results of operations in our consolidated financial statements. See Note 20 for the condensed consolidated results of B&W and its subsidiaries.

     We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, contract and insurance claims provisions, legal expenses and gains (losses) on sales of corporate assets. Other reconciling items to income before provision for income taxes are interest income, interest expense, minority interest and other-net. We exclude prepaid pension costs from segment assets.

SEGMENT INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001.

     1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
REVENUES:(1)
Marine Construction Services	$1,803,924	$1,133,181	$839,658
Government Operations	531,522	553,827	494,018
Industrial Operations	—	—	507,262
Power Generation Systems	—	46,881	47,778
Adjustments and Eliminations	(82)	(68)	(638)

	$2,335,364	$1,733,821	$1,888,078

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Marine Construction Services Transfers	$69	$68	$282
Government Operations Transfers	20	—	318
Industrial Operations Transfers	—	—	38
Adjustments and Eliminations	(7)	—	—

	$82	$68	$638

	Year Ended December 31,
	2003	2002	2001
		(In thousands)
OPERATING INCOME (LOSS):
Segment Operating Income (Loss):
Marine Construction Services	$(51,093)	$(165,299)	$12,390
Government Operations	58,212	34,600	29,320
Industrial Operations	—	—	9,928
Power Generation Systems	(771)	(2,825)	(3,656)

	$6,348	$(133,524)	$47,982

Gain (Loss) on Asset Disposal and Impairments — Net:
Marine Construction Services	$5,745	$(320,951)	$(3,624)
Government Operations	426	88	(128)
Industrial Operations	—	—	13

	$6,171	$(320,863)	$(3,739)

Equity in Income (Loss) from Investees:
Marine Construction Services	$(534)	$5,311	$10,442
Government Operations	28,018	24,645	23,004
Industrial Operations	—	—	43
Power Generation Systems	898	(2,264)	604

	$28,382	$27,692	$34,093

SEGMENT INCOME (LOSS):
Marine Construction Services	$(45,882)	(480,939)	$19,208
Government Operations	86,656	59,333	52,196
Industrial Operations	—	—	9,984
Power Generation Systems	127	(5,089)	(3,052)

	40,901	(426,695)	78,336

Write-off of investment in B&W	—	(224,664)	—
Other unallocated	—	(1,452)	—
Unallocated corporate(1)	(93,590)	(23,628)	(5,080)

	$(52,689)	$(676,439)	$73,256

		Year Ended December 31,
		2003	2002	2001
		(In thousands)
(1)	Corporate Departmental Expenses	$(42,769)	$(45,104)	$(42,502)
	Legal/Professional Services related to Chapter 11 Proceedings	(1,902)	(1,612)	(15,471)
	Other Corporate Expenses	204	(2,698)	(13,693)
	Income (Expense) from Qualified Pension Plans	(75,749)	(11,087)	28,553
	Insurance-related Items	2,434	9,447	6,690

	Gross Corporate General & Administrative Expenses	(117,782)	(51,054)	(36,423)
	General & Administrative Expenses Allocated to Segments	24,192	27,426	31,343

	Total	$(93,590)	$(23,628)	$(5,080)

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
SEGMENT ASSETS:
Marine Construction Services	$809,004	$687,276	$1,000,610
Government Operations	287,449	308,301	260,812
Power Generation Systems	8,917	8,739	38,162

Total Segment Assets	1,105,370	1,004,316	1,299,584
Corporate Assets	143,504	254,110	763,139
Discontinued Operations	—	19,745	41,117

Total Assets	$1,248,874	$1,278,171	$2,103,840

CAPITAL EXPENDITURES:
Marine Construction Services(1)	$15,520	$44,541	$25,485
Government Operations	19,645	23,761	19,648
Industrial Operations	—	—	1,466
Power Generation Systems	—	356	719

Segment Capital Expenditures	35,165	68,658	47,318
Corporate Capital Expenditures	2,932	106	1,092
Discontinued Operations	—	505	1,148

Total Capital Expenditures	$38,097	$69,269	$49,558

DEPRECIATION AND AMORTIZATION:
Marine Construction Services	$28,253	$24,793	$46,527
Government Operations	13,174	11,388	10,567
Industrial Operations	—	—	559
Power Generation Systems	11	550	1,106

Segment Depreciation and Amortization	41,438	36,731	58,759
Corporate Depreciation and Amortization	3,066	3,889	2,122
Discontinued Operations	—	191	1,490

Total Depreciation and Amortization	$44,504	$40,811	$62,371

INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Marine Construction Services	$3,290	$4,863	$6,524
Government Operations	7,184	4,300	5,434
Power Generation Systems	2,450	2,380	9,037

Segment Investment in Unconsolidated Affiliates	12,924	11,543	20,995
Discontinued Operations	—	—	3,164

Total Investment in Unconsolidated Affiliates	$12,924	$11,543	$24,159

(1) Includes new capital leases of $4,417,000 and $4,550,000 at December 31, 2002 and 2001, respectively.

     2. Information about our Product and Service Lines:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
REVENUES:
Marine Construction Services:
Offshore Operations	$573,507	$268,448	$322,854
Fabrication Operations	296,854	258,545	176,908
Engineering Operations	285,356	119,570	69,987
Procurement Activities	848,711	845,955	407,855
Eliminations	(200,504)	(359,337)	(137,946)

	1,803,924	1,133,181	839,658

Government Operations:
Nuclear Component Program	461,289	370,734	327,938
Management & Operation Contracts of U.S. Government Facilities	9,455	110,696	93,204
Other Commercial Operations	27,763	31,489	26,706
Nuclear Environmental Services	18,629	14,171	24,046
Contract Research	10,708	16,298	16,640
Other Government Operations	9,359	12,297	9,036
Other Industrial Operations	188	667	5,249
Eliminations	(5,869)	(2,525)	(8,801)

	531,522	553,827	494,018

Industrial Operations:
Engineering & Construction	—	—	312,028
Plant Outage Maintenance	—	—	200,148
Eliminations	—	—	(4,914)

	—	—	507,262

Power Generation Systems:
Original Equipment Manufacturers’ Operations	—	30,791	27,848
Plant Enhancements	—	15,868	21,004
Other	—	222	(1,074)

	—	46,881	47,778

Eliminations	(82)	(68)	(638)

	$2,335,364	$1,733,821	$1,888,078

3. Information about our Operations in Different Geographic Areas:

	Year Ended December 31,
	2003	2002	2001
		(In thousands)
REVENUES:(1)
United States	$1,195,182	$1,043,210	$892,235
Azerbaijan	262,055	121,603	4,851
Indonesia	249,054	87,018	19,645
Qatar	186,577	57,110	46,404
Argentina	87,924	23,198	3,129
Saudi Arabia	87,242	981	26,249
Vietnam	85,901	33,161	9,646
India	80,597	11,215	15,135
Thailand	27,446	22,572	35,350
Nigeria	24,452	51,408	23,989
Mexico	15,052	54,999	108,038
Trinidad	9,489	65,304	59,934
Malaysia	8,594	19,825	55,869
Australia	4,091	86,594	26,194
Canada	1,167	6,512	474,372
Denmark	—	26,599	24,686
United Kingdom	—	806	30,465
Other Countries	10,541	21,706	31,887

	$2,335,364	$1,733,821	$1,888,078

(1)	We allocate geographic revenues based on the location of the customer.

	Year Ended December 31,
	2003	2002	2001
		(In thousands)
PROPERTY, PLANT AND EQUIPMENT, NET:
United States	$225,729	$226,824	$190,592
Indonesia	62,760	61,281	61,167
United Arab Emirates	30,485	32,298	34,035
Mexico	27,108	14,497	51,678
Singapore	7,739	8,147	3,706
Denmark	—	—	6,276
Other Countries	9,941	10,349	6,154

	$363,762	$353,396	$353,608

4. Information about our Major Customers:

     In the years ended December 31, 2003, 2002 and 2001, the U.S. Government accounted for approximately 21%, 29% and 24%, respectively, of our total revenues. We have included these revenues in our Government Operations segment. In the year ended December 31, 2003, revenues from two distinct customers of our Marine Construction Services segment were $303.2 million and $261.4 million and represented approximately 13% and 11%, respectively, of our total revenues. In the year ended December 31, 2002, revenues from another one of our Marine Construction Services segment customers were $174.5 million or approximately 10% of our total revenues.

NOTE 18 — QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	Year Ended December 31, 2003
	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2003(2)	2003	2003	2003
	(In thousands, except per share amounts)
Revenues	$512,737	$595,475	$645,334	$581,818
Operating income (loss)(1)	$13,935	$(13,918)	$8,386	$(61,092)
Equity in income from investees	$7,888	$5,237	$6,457	$8,800
Income (loss) from continuing operations before cumulative effect of accounting change	$29,625	$(60,547)	$10,135	$(81,371)
Net income (loss)	$35,546	$(59,852)	$11,784	$(82,707)
Earnings (loss) per common share:
Basic:
From continuing operations before cumulative effect of accounting change	$0.47	$(0.95)	$0.16	$(1.26)
Net income (loss)	$0.56	$(0.94)	$0.18	$(1.28)
Diluted:
From continuing operations before cumulative effect of accounting change	$0.46	$(0.95)	$0.15	$(1.26)
Net income (loss)	$0.55	$(0.94)	$0.18	$(1.28)

(1) Includes equity in income from investees.
(2) Restated due to discontinued operations. See Note 17.

	Year Ended December 31, 2002(2)
	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002
	(In thousands, except per share amounts)
Revenues	$397,924	$462,562	$430,937	$442,398
Operating loss(1)	$(1,311)	$(237,344)	$(367,239)	$(70,545)
Equity in income from investees	$7,534	$2,418	$4,469	$13,271
Loss from continuing operations	$(644)	$(235,405)	$(366,314)	$(185,603)
Net loss	$(593)	$(234,216)	$(357,056)	$(184,529)
Loss per common share:
Basic and Diluted:
From continuing operations	$(0.01)	$(3.82)	$(5.91)	$(2.96)
Net Loss	$(0.01)	$(3.80)	$(5.76)	$(2.94)

(1) Includes equity in income from investees.

(2) Restated due to discontinued operations. See Note 17.

     Quarterly results for the year ended December 31, 2003 include income or expense for the revaluation of certain components of the estimated settlement cost related to the Chapter 11 proceedings involving B&W as follows:

	Income (expense),
Quarter ended	net of tax	Related taxes
	(in millions)
March 31, 2003	$23.6	$0.5
June 30, 2003	($40.0)	$0.6
September 30, 2003	$8.2	$1.5
December 31, 2003	($9.8)	$0.9

     Results for the quarter ended June 30, 2002 include an impairment charge of $224.7 million to write off our net investment in B&W of $187.0 million and other related assets totaling $37.7 million.

     Results for the quarter ended September 30, 2002 include an impairment charge of $313.0 million related to JRM’s goodwill and a gain on the sale of HPC of $9.4 million, net of taxes of $5.7 million, which is reported in discontinued operations.

     Results for the quarter ended December 31, 2002 include a provision for the estimated costs of the settlement of the B&W Chapter 11 proceedings of $110.0 million, including associated tax expense of $23.6 million.

NOTE 19 — EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except shares and per share amounts)
Basic and Diluted:
Loss from continuing operations before cumulative effect of accounting change	$(102,158)	$(787,966)	$(25,282)
Income from discontinued operations	3,219	11,572	5,260
Cumulative effect of accounting change	3,710	—	—

Net loss for basic and diluted computation$	(95,229)	$(776,394)	$(20,022)

Weighted average common shares	64,108,274	61,860,585	60,663,565
Basic and diluted earnings (loss) per common share:
Loss from continuing operations before cumulative effect of accounting change	$(1.59)	$(12.74)	$(0.42)
Income from discontinued operations	$0.05	$0.19	$0.09
Cumulative effect of accounting change	$0.05	$—	$—
Net loss	$(1.49)	$(12.55)	$(0.33)

     At December 31, 2003, 2002 and 2001, we excluded from the diluted share calculation incremental shares of 2,033,805 1,940,511 and 1,983,314, respectively, related to stock options and restricted stock, as their effect would have been antidilutive.

     See Note 20 for information regarding shares that may be issued as part of the B&W settlement.

NOTE 20 — THE BABCOCK & WILCOX COMPANY

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

     On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through April 12, 2004.

Settlement Negotiations

     We reached an agreement in principle with the ACC and the FCR concerning a potential settlement for the B&W Chapter 11 proceedings. That agreement in principle includes the following key terms:

•	MII would effectively assign all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

•	MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trust.

•	MII would issue 4.75 million shares of restricted common stock and cause those shares to be transferred to the trust. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trust would also be subject to an MII right of first refusal. If any of the shares issued to the trust are still held by the trust after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elects to issue shares to satisfy this guaranty obligation, it would not be required to issue more than 12.5 million shares.

•	MI would issue promissory notes to the trust in an aggregate principal amount of $92 million. The notes would be unsecured obligations and would provide for payments of principal of $8.4 million per year to be payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would be guaranteed by MII.

•	MII and all of its subsidiaries, including its captive insurers, and all of their respective directors and officers, would receive the full benefit of the protections afforded by Section 524(g) of the Bankruptcy Code with respect to personal injury claims attributable to B&W’s use of asbestos and would be released and protected from all pending and future asbestos-related claims stemming from B&W’s operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including, but not limited to, claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

•	The proposed settlement is conditioned on the approval by MII’s Board of Directors of the terms of the settlement outlined above.

     The proposed settlement has been reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, and as amended through December 30, 2003, together with a third amended joint disclosure statement filed on June 25, 2003. The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. These hearings were completed at the Bankruptcy Court level on January 9, 2004, and the record before the Bankruptcy Court has closed. The plan proponents and the objectors to the plan filed proposed findings of fact and conclusions of law on February 17, 2004. Responses are due by March 15, 2004. It is uncertain how the Bankruptcy Court will proceed at that point or how long it will take for the Bankruptcy Court to issue its opinion and order respecting confirmation of the plan, and it is also uncertain when and how the District Court will take action after the Bankruptcy Court has issued its opinion and order.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to a proposed settlement agreement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement agreement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of the Fairness in Asbestos Injury Resolution legislation pending in the United States Senate. According to documents filed with the Bankruptcy Court, the asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization sufficient to meet legal requirements.

     As noted above, the proposed settlement is subject to approval by MII’s Board of Directors. We expect that approval will be impacted by the progress of pending federal legislation entitled “The Fairness in Asbestos Injury Resolution Act of 2003” (Senate Bill 1125, the “FAIR Bill”). The FAIR Bill would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims. The bill has not been approved by the Senate and has not been introduced in the House of Representatives.

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

     As previously noted, as of December 31, 2002, we established an estimate for the cost of the proposed settlement of $110 million, including tax expense of $23.6 million, reflecting the present value of our contemplated contributions to the trusts as outlined above. As of December 31, 2003, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the year ended December 31, 2003 we recorded an aggregate increase in the provision of $18.0 million, including associated tax expense of $3.4 million. The provision for the estimated cost of the proposed settlement is comprised of the following:

	December 31,
	2003	2002
	(Unaudited)
	(In thousands)
Promissory notes to be issued	$86,733	$83,081
MII common shares to be issued	56,763	20,805
Share price guaranty obligation	26,921	42,026
Other	3,435	3,435
Estimated impact of tax separation and sharing agreement	(34,690)	(29,000)
Forgiveness of certain intercompany balances	(38,246)	(33,970)

Total	$100,916	$86,377
Plus: tax expense	27,032	23,593

Net provision for estimated cost of settlement	$127,948	$109,970

     The fair value of the promissory notes to be issued was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. The MII common shares to be issued were valued at our closing stock price on December 31, 2003 and 2002 of $11.95 and $4.38, respectively. The fair value of the share price guaranty obligation as of each of those dates was based on a present value calculation using our closing stock price on that date, assuming the number of shares to be issued is approximately 2.8 million and 12.5 million at December 31, 2003 and 2002, respectively. The estimated impact of the tax separation and sharing agreement was based on a present value of projected future tax reimbursements to be received pursuant to such arrangement between MI and B&W. If the proposed settlement is finalized, the final value of the overall settlement may differ significantly from the estimates currently recorded depending on a variety of factors, including changes in market conditions and the market value of our common shares when issued. Accordingly, we will revalue the estimate of the proposed settlement on a quarterly basis and at the time the securities are issued.

     If the proposed settlement is finalized, it would generate significant tax benefits, which MI and B&W would share under the terms of a proposed tax separation agreement. This tax separation agreement would allocate those tax benefits as follows:

•	MI would have the economic benefit of any tax deductions arising from the transfer of the MII common stock, payments on the MI promissory notes and any payments made under the share price guaranty; and

•	B&W would have the economic benefit of any tax deductions arising from the contribution of its common stock and any cash payments made to the trust, other than payments on the MI promissory notes or the share price guaranty.

Neither B&W nor MI would be entitled to a deduction to the extent that the trust is funded through insurance proceeds or the proposed transfer of rights under various insurance policies. The proposed tax separation agreement provides that MI and B&W will be entitled to their respective economic benefits on a proportionate basis, as the deductions resulting from the property transferred to the trust are used to offset income of either the MI consolidated group or B&W.

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

Remaining Issues to Be Resolved

     Even assuming all requisite approvals of the proposed plan of reorganization and the proposed settlement are obtained, there are a number of issues and matters to be resolved prior to finalization of the B&W Chapter 11 proceedings. Remaining issues and matters to be resolved include, among other things, the following:

•	the ultimate asbestos liability of the Debtors;

•	the outcome of negotiations with our insurers as to additional amounts of coverage of the Debtors and their participation in the funding of the settlement trusts;

•	the Bankruptcy Court’s decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings;

•	the outcome of objections, including by our insurers, and potential appeals involving approval of the disclosure statement and confirmation of the plan of reorganization;

•	conversion of B&W’s debtor-in-possession financing to exit financing;

•	the pension plan spin-off;

•	the continued ability of our insurers to reimburse B&W and its subsidiaries for payments made to asbestos claimants and the resolution of claims filed by insurers for recovery of insurance amounts previously paid for asbestos personal injury claims; and

•	other insurance-related issues.

Insurance Coverage and Claims

     Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At December 31, 2003, receivables of $20.7 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Currently, certain insurers are refusing to reimburse the Debtors for these receivables until the Debtors’ assumption, in bankruptcy, of their pre-bankruptcy filing contractual reimbursement arrangements with such insurers.

     Pursuant to the Bankruptcy Court’s order, a March 29, 2001 bar date was set for the submission of allegedly unpaid pre-Chapter 11 settled asbestos claims and a July 30, 2001 bar date for all other asbestos-related personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo/Parks Township facilities against the Debtors. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. The Debtors have accepted approximately 8,910 as pre-Chapter 11 binding settled claims at this time, with an aggregate liability of approximately $69 million. The Bankruptcy Court has disallowed approximately 33,000 claims as settled claims. If the Bankruptcy Court determined these claims were not settled prior to the filing of the Chapter 11 petition, these claims were refiled as unsettled personal injury claims. As of July 30, 2001, approximately 223,000 additional asbestos personal injury claims, 60,000 related party claims, 183 property damage claims, 225 derivative asbestos claims and 571 claims relating to the Apollo/Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 15,000 additional personal injury claims were filed, including approximately 10,000 claims originally filed as allegedly settled claims that were disallowed by the Bankruptcy Court as settled claims and subsequently refiled as unsettled personal injury claims. Approximately 3,900 additional related-party claims, 28 property damage claims, 218 derivative claims and three Apollo/Parks Township claims also were filed since the July 30, 2001 bar date. A bar date of January 15, 2003 was set for the filing of certain general unsecured claims. As of January 15, 2003, approximately 2,700 general unsecured claims were filed, and the Debtors commenced an analysis of these claims and filed objections to many of them. These include claims filed by various insurance companies seeking recovery from the Debtors under various theories, and priority tax claims, which appear to be estimates of liability by taxing authorities for ongoing audits of MI. The Debtors believe that these claims are without merit and are contesting them. The Debtors continue to analyze the claims filed by the January 15, 2003 bar date. The estimated total alleged liability, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage insurance coverages. The Debtors filed a proposed Litigation Protocol with the U. S. District Court on October 18, 2001, setting forth the intention of the Debtors to challenge all unsupported claims and taking the position that a significant number of those claims may be disallowed by the Bankruptcy Court. The ACC and the FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims. No decision was rendered by the Court, and these matters were stayed pending the consensual settlement negotiations between the parties.

Debtor-In-Possession Financing

     In connection with the bankruptcy filing, the Debtors entered into a $300 million debtor-in-possession revolving credit facility (the “DIP Credit Facility”), which was subsequently reduced to $227.5 million, with a group of lenders providing for a term currently scheduled to expire in February 2005. All amounts owed under the facility have a super-priority administrative expense status in the bankruptcy proceedings. The Debtors’ obligations under the facility are (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100 million in the aggregate. There were no borrowings under this facility at December 31, 2003 or 2002. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. At December 31, 2003, B&W was in violation of one of the covenants due to a certain subsidiary entering into foreign currency forward exchange contracts without first inquiring whether the lenders were willing to provide such contracts. On March 5, 2004, B&W received a waiver from the lenders under the DIP Credit Facility to remedy this violation.

     A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the “Pre-existing LCs”). MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2003, approximately $169.2 million in letters of credit had been issued under the DIP Credit Facility of which approximately $42.0 million was to replace or backstop Pre-existing LCs.

     In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. At December 31, 2003, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $80.1 million, of which approximately $12.8 million relates to bonds issued after February 21, 2000.

     As to the guarantee and indemnity obligations related to B&W’s letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

Financial Results and Reorganization Items

     Summarized financial data for B&W is as follows:

INCOME STATEMENT INFORMATION

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Revenues	$1,408,128	$1,497,401	$1,431,908
Income (Loss) Before Provision for Income Taxes(1)	$(7,604)	$(232,435)	$35,377
Net Income (Loss)	$1,274	$(213,723)	$17,499

(1)	Includes a provision for an increase in B&W’s asbestos liability totaling $74.0 million and $287.0 million in the years ended December 31, 2003 and 2002, respectively.

BALANCE SHEET INFORMATION

	December 31,
	2003	2002
	(In thousands)
Assets:
Current Assets	$701,380	$706,718
Noncurrent Assets	1,596,073	1,550,354

Total Assets	$2,297,453	$2,257,072

Liabilities:
Current Liabilities	$504,033	$551,228
Noncurrent Liabilities(1)	1,813,736	1,743,737
Stockholder’s Deficit	(20,316)	(37,893)

Total Liabilities and Stockholder’s Equity (Deficit)	$2,297,453	$2,257,072

(1)	Includes liabilities subject to compromise of approximately $1.8 billion, which primarily result from asbestos-related issues.

     B&W’s ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W summarized financial information set forth above has been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, we can provide no assurance that the carrying amounts of B&W’s assets will be realized or that B&W’s liabilities will be liquidated or settled for the amounts recorded. The independent accountant’s report on the separate consolidated financial statements of B&W for the years ended December 31, 2003, 2002 and 2001 includes an explanatory paragraph indicating that these issues raise substantial doubt about B&W’s ability to continue as a going concern.

NOTE 21 — RESTRICTED CASH AND LIQUIDITY

     At December 31, 2003, we had total cash and cash equivalents of $355.3 million. However, our ability to use $180.5 million of these funds is restricted due to the following: $98.2 million serves as collateral for letters of credit; $5.4 million serves as collateral for foreign exchange trading and other financial obligations; $48.1 million is required to meet reinsurance reserve requirements of our captive insurance companies; $22.0 is temporarily reserved to pay the next two succeeding payments of interest on the JRM Secured Notes as required by the indenture; and $6.8 million is held in restricted foreign accounts. The $22.0 million temporary interest reserve is required until the last to occur of (1) the acceptance by the customer under the existing construction contract for the Devils Tower production platform and (2) the acceptance by the customer under the existing construction contract for the Front Runner production platform.

     As a result of the B&W bankruptcy filing in February 2000, our access to the cash flows of B&W and its subsidiaries has been restricted. In addition and as discussed in Note 12, JRM has incurred substantial overruns on its three Spar projects, the Carina Aries project and the Belanak FPSO project. Further, MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments. Given these issues, we have assessed our ability to continue as a viable business and have concluded that we can fund our operating activities and capital requirements. Management’s plans with regards to these issues are as follows:

•	B&W Chapter 11 Filing. Our ability to obtain a successful and timely resolution to the B&W Chapter 11 proceedings has impacted our access to, and sources of, capital. We believe the completion of the overall settlement outlined in Note 20 will alleviate the impact of this uncertainty.

•	JRM’s Negative Cash Flows. Due primarily to the losses anticipated to be incurred on three Spar projects, the Carina Aries project and the Belanak FPSO project recorded during the years ended December 31, 2003 and 2002 (see Note 12), we expect JRM to experience negative cash flows for three of the four quarters in 2004. We intend to fund JRM’s negative cash flows with the proceeds from the JRM Secured Notes (see Note 5), other potential borrowings or credit facilities permitted under indenture governing the JRM Secured Notes, including a planned new letter of credit facility for JRM, and sales of nonstrategic assets, including certain marine vessels. However, with regard to asset sales, covenants in the indenture governing the JRM Secured Notes contain various restrictions on asset sales in excess of $10 million and generally prohibit JRM’s use of such proceeds to fund working capital needs. Also, if JRM experiences additional significant contract costs on its Spar projects, the Carina Aries project, the Belanak FPSO project or any other project as a result of unforeseen events, we may be unable to fund all our budgeted capital expenditures and meet all of our funding requirements for contractual commitments. In this instance, we would be required to defer certain capital expenditures, which in turn could result in curtailment of certain of our operating activities or, alternatively, require us to obtain additional sources of financing that may not be available to us or may be cost-prohibitive.

•	JRM’s Letters of Credit. JRM’s letters of credit are currently secured by collateral accounts funded with cash equal to 105% of the amount outstanding. Therefore, we are currently seeking a new letter of credit facility that would not require cash collateral, which is critical to JRM’s liquidity. If we are unable to obtain this new facility, JRM’s ability to pursue projects from customers who require letters of credit as a condition of award will be limited and JRM’s liquidity will continue to be restricted. Our ability to obtain a new letter of credit facility for JRM will depend on numerous factors, including JRM’s operating performance and overall market conditions, including conditions impacting potential third party lenders.

•	Outlook. If we are unable to obtain additional third party financing for a new letter of credit facility for JRM, obtain other borrowings or sell JRM assets, we expect JRM will be unable to meet its working capital needs. These factors, in addition to those outlined above, cause substantial doubt about JRM’s ability to continue as a going concern. JRM would have to consider various alternatives including a potential restructuring or filing for receivership. A Chapter 11 filing would be an event of default under the indenture governing JRM’s recently issued notes. Should JRM file to reorganize under Chapter 11, we believe MII and its other subsidiaries, including, MI, BWICO, BWXT and B&W would not be a party to these proceedings. In addition, MII, MI, BWICO, BWXT and B&W have assessed their ability to continue as viable businesses and have concluded that they can fund their operating activities and capital requirements. MII has not committed to support JRM should it be unable to acquire additional third party financing. However, there are numerous risks and uncertainties that could arise from a Chapter 11 filing of JRM and we can not fully predict its potential impact on MII and its other subsidiaries. As discussed in Note 10, MII has issued performance guarantees related to JRM construction contracts. A Chapter 11 filing by JRM would require us to give notice to the U.S. Pension Benefit Guaranty Corporation (the “PBGC”). This would cause the PBGC to consider, among other things, whether it would be prudent for them to involuntarily terminate the JRM pension plan. JRM is current on all required pension funding obligations to date. However, if the JRM qualified pension plan were terminated by the PBGC, we believe its termination liability would not exceed $55 million. If JRM were unable to meet this obligation, under law, MII and its other subsidiaries would be jointly and severally liable to make up any shortfall. Based on our experience in the B&W Chapter 11 proceedings, we believe that it is unlikely that the PBGC would exercise its right to terminate the JRM pension plan. However, if the JRM pension plan were terminated and JRM were unable to fully fund its termination liability, we believe that one or more of MII’s U.S. subsidiaries would be required to make up any shortfall. Although we do not believe that this is likely, based on the current liquidity forecast for our other U.S. subsidiaries, a $55 million shortfall could be met. Although we believe an action by the PBGC is remote, it could result in a potential event of default under the BWXT Credit Facility which could have material adverse impact on MII's liquidity.

Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     For the years ended December 31, 2003, 2002 and 2001, we had no disagreements with PricewaterhouseCoopers LLP on any accounting or financial disclosure issues.

Item 9A. CONTROLS AND PROCEDURES

     In accordance with Rules 13a-15 and 15d-15 under the Securities Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, as we have disclosed in this report, we have identified certain matters involving internal controls and operations of our Marine Construction Services segment which, among other things, impact our ability to forecast accurately total costs to complete fixed-price contracts, primarily first-of-a-kind projects, until we have performed all major phases of the work. In addition, our auditors have advised us that these matters are considered a “material weakness” in JRM’s ability to accurately estimate costs to complete first-of-a-kind projects. We have addressed these problems by improving controls throughout the bidding, contracting and project management process, as well as making changes in operating management personnel at JRM. Except for those changes, there has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

P A R T I I I

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors” and “Executive Officers” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the material appearing under the heading “Compensation of Executive Officers” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to (1) the final table appearing in Item 5 – “Market for the Registrant’s Common Equity and Related Stockholder Matters” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in Note 11 to our consolidated financial statements included in this report is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Retention of Independent Accountants for Fiscal Year 2004” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

P A R T I V

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Loss for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All required financial statement schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

3.	EXHIBITS

Exhibit Number	Description
3.1	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-Laws.

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Rights Agreement dated as of October 17, 2001 between McDermott International, Inc. and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference herein to Exhibit 1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 17, 2001 (File No. 1-08430)).

4.2	Omnibus Credit Agreement dated as of February 10, 2003 among J. Ray McDermott, S.A., J. Ray McDermott Holdings, Inc., J. Ray McDermott, Inc. and BWX Technologies, Inc., as borrowers, McDermott International, Inc., as parent guarantor, the initial lenders and initial issuing banks named therein, Citicorp USA, Inc., as administrative agent and collateral agent, Salomon Smith Barney Inc., as lead arranger and book runner, The Bank of Nova Scotia, as documentation agent, and Credit Lyonnais New York Branch, as syndication agent.

4.3	Security Agreement dated February 10, 2003 from the grantors referred to therein to Citicorp USA, Inc., as collateral agent.

4.4	Form of Subsidiary Guarantee related to the Omnibus Credit Agreement.

Exhibit Number	Description
4.5	Indenture dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors party thereto and The Bank of New York, as trustee (the “JRM Indenture”).

4.6	Form of Mortgage related to the JRM Indenture.

4.7	Pledge Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., its subsidiaries party thereto and The Bank of New York, as collateral agent.

4.8	Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Credit Lyonnais New York Branch, as administrative agent, and Credit Lyonnais Securities, as lead arranger and sole bookrunner.

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission on request.

10.1*	McDermott International, Inc.’s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 of McDermott International, Inc.’s Annual Report on Form 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.2*	Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1990 (File No. 1-08430)).

10.3*	McDermott International, Inc.’s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.4*	McDermott International, Inc.’s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1988 (File No. 1-08430)).

10.5*	McDermott International, Inc.’s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 of McDermott International, Inc.’s Annual Report on Form 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.6*	McDermott International, Inc.’s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.7*	McDermott International, Inc.’s 1992 Directors Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1992 (File No. 1-08430)).

Exhibit Number	Description
10.8*	McDermott International, Inc.’s Restated 1996 Officer Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.9*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.10	McDermott International, Inc.’s 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 1, 2002, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.11	Purchase Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors named therein and Morgan Stanley & Co. Incorporated.

10.12	Registration Rights Agreement dated December 9, 2003 among J. Ray McDermott, S.A., the guarantors named therein and Morgan Stanley & Co. Incorporated.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(c) of Form 10-K.

(b)	Reports on Form 8-K:

On November 5, 2003, we furnished to the SEC a current report on Form 8-K dated November 4, 2003, relating to our press release regarding our earnings for the third quarter of 2003, under Item 12 – Results of Operations and Financial Condition.

On November 19, 2003, we furnished to the SEC a current report on Form 8-K dated November 19, 2003, relating to a presentation made to members of the financial community, under Items 9 and 12 – Regulation FD Disclosure and Results of Operations and Financial Condition.

On March 1, 2004, we furnished to the SEC a current report on Form 8-K dated March 1, 2004, relating to our press release regarding major items expected for the fourth quarter of 2003 and our outlook for 2004, under Item 12 – Results of Operations and Financial Condition.

On March 12, 2004, we furnished to the SEC a current report on Form 8-K dated March 11, 2004, relating to our press release regarding our earnings for the fourth quarter of 2003, under Item 12 – Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.
/s/ Bruce W. Wilkinson

March 11, 2004	By: Bruce W. Wilkinson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title
/s/ Bruce W. Wilkinson Bruce W. Wilkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Francis S. Kalman Francis S. Kalman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Philip J. Burguieres Philip J. Burguieres	Director

/s/ Ronald C. Cambre Ronald C. Cambre	Director

/s/ Bruce DeMars Bruce DeMars	Director

/s/ Joe B. Foster Joe B. Foster	Director

/s/ Robert L. Howard Robert L. Howard	Director

/s/ John W. Johnstone, Jr. John W. Johnstone, Jr.	Director

/s/ D. Bradley McWilliams D. Bradley McWilliams	Director

/s/ Thomas C. Schievelbein Thomas C. Schievelbein	Director

/s/ Richard E. Woolbert Richard E. Woolbert	Director

March 11, 2004

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Description	Pages
3.1	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-Laws.

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Rights Agreement dated as of October 17, 2001 between McDermott International, Inc. and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference herein to Exhibit 1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 17, 2001 (File No. 1-08430)).

4.2	Omnibus Credit Agreement dated as of February 10, 2003 among J. Ray McDermott, S.A., J. Ray McDermott Holdings, Inc., J. Ray McDermott, Inc. and BWX Technologies, Inc., as borrowers, McDermott International, Inc., as parent guarantor, the initial lenders and initial issuing banks named therein, Citicorp USA, Inc., as administrative agent and collateral agent, Salomon Smith Barney Inc., as lead arranger and book runner, The Bank of Nova Scotia, as documentation agent, and Credit Lyonnais New York Branch, as syndication agent.

4.3	Security Agreement dated February 10, 2003 from the grantors referred to therein to Citicorp USA, Inc., as collateral agent.

4.4	Form of Subsidiary Guarantee related to the Omnibus Credit Agreement.

4.5	Indenture dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors party thereto and The Bank of New York, as trustee (the “JRM Indenture”).

4.6	Form of Mortgage related to the JRM Indenture.

4.7	Pledge Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., its subsidiaries party thereto and The Bank of New York, as collateral agent.

4.8	Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Credit Lyonnais New York Branch, as administrative agent, and Credit Lyonnais Securities, as lead arranger and sole bookrunner.

10.1*	McDermott International, Inc.’s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 of McDermott International, Inc.’s Annual Report on Form 10-K/A for fiscal year ended March 31, 1994, filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.2*	Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1990 (File No. 1-08430)).

10.3*	McDermott International, Inc.’s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

Sequentially
Exhibit		Numbered
Number	Description	Pages
10.4*	McDermott International, Inc.’s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1988 (File No. 1-08430)).

10.5*	McDermott International, Inc.’s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 of McDermott International, Inc.’s Annual Report on Form 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.6*	McDermott International, Inc.’s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.7*	McDermott International, Inc.’s 1992 Directors Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.8*	McDermott International, Inc.’s Restated 1996 Officer Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.9*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.10	McDermott International, Inc.’s 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 1, 2002, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.11	Purchase Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors named therein and Morgan Stanley & Co. Incorporated.

10.12	Registration Rights Agreement dated December 9, 2003 among J. Ray McDermott, S.A., the guarantors named therein and Morgan Stanley & Co. Incorporated.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.