Form 10-K/A
period 2003-12-31
MCDERMOTT INTERNATIONAL INC
filed 2004-03-30
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 – K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☑ NO ☐

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

McDERMOTT INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

Page

Report of Independent Auditors	3

Financial Statement Schedule Covered by Reports of Independent Auditors:

I Condensed Financial Information of Registrant	4

II Valuation and Qualifying Accounts	12

All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements or Notes thereto.

Signature of Registrant	13
Consent of Independent Accountants
Supplementary Financial Information on Panamanian

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of
McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. (the “Company”) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 15, 2004. Our report includes an emphasis of matter paragraph referring to Notes 1, 20 and 21 of the consolidated financial statements which discusses The Babcock & Wilcox Company’s (“B&W”), a wholly owned subsidiary of the Company, voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code as well as the preliminary settlement agreement and proposed consensual plan of reorganization filed with the U.S. Bankruptcy Court to resolve the Chapter 11 filing and other matters. In addition, the emphasis of matter paragraph refers to Notes 12 and 21 of the consolidated financial statements which discuss significant operating losses incurred by J. Ray McDermott, S.A. (“JRM”), a wholly owned subsidiary of the Company, on certain construction projects which have negatively impacted the Company’s results of operations and liquidity, and raise substantial doubt about JRM’s ability to continue as a going concern. Our audit also included Schedule I – Condensed Financial Information of Registrant and Schedule II – Valuation and Qualifying Accounts. In our opinion, these financial statement schedules presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 15, 2004

Schedule I

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

ASSETS

	December 31,
	2003	2002
	(In thousands)
Current Assets:
Cash and cash equivalents	$687	$163
Accounts receivable – trade, net	46	37
Accounts receivable - other	84	162
Accounts receivable from subsidiaries	7,166	5,959
Accounts receivable from The Babcock & Wilcox Company	1,594	52
Other currents assets	3,417	2,065

Total Current Assets	12,994	8,438

Investments in Subsidiaries and Other Investees, at Equity	321,489	306,451

Notes Receivable from Subsidiaries	50	50

Property, Plant and Equipment, at Cost:
Buildings	5	5
Machinery and equipment	61	61

	66	66
Less accumulated depreciation	62	61

Net Property, Plant and Equipment	4	5

Investments in Debt Securities	29,948	30,007

Accounts Receivable from The Babcock & Wilcox Company	2,793	2,297

Other Assets	18,979	20,595

TOTAL	$386,257	$367,843

See accompanying notes to condensed financial information.

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	December 31,
	2003	2002
	(In thousands)
Current Liabilities:
Accounts payable	$97	$144
Accounts payable to The Babcock & Wilcox Company	6,773	5,803
Accrued liabilities - other	18,394	9,790
Income taxes	3,059	1,659

Total Current Liabilities	28,323	17,396

Notes Payable to Subsidiaries	66,901	23,220

Accounts Payable to Subsidiaries	225,484	171,350

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	4,320	4,596

Negative Investments in Subsidiaries, at Equity, net of Subordinated Note to Subsidiary	423,533	567,659

Other Liabilities	873	379

Commitments and Contingencies.

Stockholders’ Equity (Deficiency):
Common stock	68,129	66,351
Capital in excess of par value	1,105,828	1,093,428
Accumulated deficit	(1,122,547)	(1,027,318)
Treasury stock	(62,792)	(62,792)
Accumulated other comprehensive loss	(351,795)	(486,426)

Total Stockholders’ Equity (Deficiency)	(363,177)	(416,757)

TOTAL	$386,257	$367,843

Schedule I

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF LOSS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Costs and Expenses:
Cost of operations	$688	$479	$4,710
Selling, general and administrative expenses	15,021	16,877	18,264

	15,709	17,356	22,974

Operating Loss before Equity in Income (Loss) of Investees	(15,709)	(17,356)	(22,974)

Equity in Income (Loss) of Subsidiaries and Other Investees	(83,983)	(762,691)	3,644

Operating Loss	(99,692)	(780,047)	(19,330)

Other Income (Expense):
Interest income	905	1,603	2,113
Interest expense	(1,671)	(2,340)	(4,740)
Estimated gain (loss) on The Babcock & Wilcox Company bankruptcy settlement	138	(4,596)	—
Other - net	(368)	(483)	(1,800)

	(996)	(5,816)	(4,427)

Loss from Continuing Operations Before Provision for (Benefit from) Income Taxes and Cumulative Effect of Accounting Change	(100,688)	(785,863)	(23,757)
Provision for (Benefit from) Income Taxes	1,470	—	(170)

Loss from Continuing Operations before Cumulative Effect of Accounting Change	(102,158)	(785,863)	(23,587)
Income from Discontinued Operations	3,219	9,469	3,565

Loss before Cumulative Effect of Accounting Change	(98,939)	(776,394)	(20,022)
Cumulative Effect of Accounting Change	3,710	—	—

Net Loss	$(95,229)	$(776,394)	$(20,022)

See accompanying notes to condensed financial information.

Schedule I

MCDERMOTT INTERNATIONAL, INC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net Loss	$(95,229)	$(776,394)	$(20,022)

Other Comprehensive Income (Loss):
Equity in other comprehensive income (loss) of subsidiaries and other investees	134,758	(429,416)	(2,272)
Minimum pension liability adjustments	22	17	19
Unrealized gains on investments:
Unrealized gains arising during the period	—	84	—
Reclassification adjustment for gains included in net income	(149)	—	(6)

Other Comprehensive Income (Loss)	134,631	(429,315)	(2,259)

Comprehensive Income (Loss)	$39,402	$(1,205,709)	$(22,281)

See accompanying notes to condensed financial information.

Schedule I

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(95,229)	$(776,394)	$(20,022)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,777	3,612	1,931
Cumulative effect of accounting change	(3,710)	—	—
Equity in income or loss of subsidiaries and other investees, less dividends	83,983	863,031	19,691
Estimated (gain) loss on The Babcock & Wilcox Company bankruptcy settlement	(138)	4,596	—
Other	6,090	10,650	7,984
Changes in assets and liabilities:
Accounts and notes receivable	(3,176)	40,249	(30,102)
Accounts payable	55,057	118,626	3,825
Notes payable to subsidiaries	43,681	(13,811)	186
Income taxes	1,400	—	—
Other, net	(2,746)	(14,325)	393

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	87,989	236,234	(16,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(5)	—
Purchases of available-for-sale securities	(87,657)	(166,402)	(101,301)
Maturities of available-for-sale securities	85,306	107,085	7,000
Sales of available-for-sale securities	2,483	58,738	93,451
Execution of put/call agreement with McDermott Inc.	—	(242,945)	—
(Increase) decrease in loans to subsidiaries	(90,000)	5,783	11,326
Other	(556)	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(90,424)	(237,746)	10,476

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$—	$1,394	$1,000
Other	2,959	232	4,641

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,959	1,626	5,641

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	524	114	3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	163	49	46

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$687	$163	$49

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including intercompany interest (net of amount capitalized)	$1,701	$2,325	$5,275
Income taxes, net of refunds	$70	$—	$3

See accompanying notes to condensed financial information.

Schedule I

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION
DECEMBER 31, 2003

NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and cash flows of McDermott International, Inc. (Parent Company Only). Investments in subsidiaries and other investees are stated at cost plus equity in undistributed earnings from date of acquisition. These Parent Company Only financial statements should be read in conjunction with McDermott International, Inc.’s consolidated financial statements and independent auditors’ reports thereon. We have reclassified certain amounts previously reported to conform with the presentation at December 31, 2003.

NOTE 2 - CONTINGENCIES

     At the time of The Babcock & Wilcox Company (“B&W”) bankruptcy filing, McDermott International, Inc. was a maker or guarantor of outstanding letters of credit aggregating approximately $146,500,000 ($0 at December 31, 2003) which were issued in connection with the business operations of B&W and its subsidiaries. Although new letters of credit have been issued under B&W’s Debtor in Possession (“DIP”) Credit Facility to backstop or replace these preexisting letters of credit, McDermott International, Inc. has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which B&W has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2003, approximately $42.0 million in letters of credit have been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit.

     McDermott International, Inc. has agreed to indemnify our two surety companies for obligations of various of its subsidiaries, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2003, the aggregate outstanding amount of surety bonds that were guaranteed by McDermott International, Inc. and issued in connection with the business operations of its subsidiaries was approximately $84.3 million, of which $80.1 million related to the business operations of B&W and its subsidiaries.

     As of December 31, 2003, McDermott International, Inc. had outstanding performance guarantees for six projects of one of its subsidiaries. We are not aware that McDermott International, Inc. has ever had to satisfy a performance guaranty for this subsidiary or any of its other subsidiaries. Five of these guarantees (with a total cap of $136 million) relate to projects which have been completed and are in the warranty periods, the latest of which would expire in January 2006. The subsidiary has incurred minimal warranty costs in prior years and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if the subsidiary incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, McDermott International, Inc. would ultimately have to satisfy those claims. McDermott International, Inc.’s remaining MII guaranty for this subsidiary (with a cap of $24 million) is for a pipeline project which is currently in progress and expected to be completed prior to April 15, 2004. This performance guaranty also runs through the one-year warranty period, which we expect to expire prior to April 15, 2005.

     As of December 31, 2003, McDermott International, Inc. had outstanding performance guarantees for five contracts for a subsidiary of The Babcock & Wilcox Company (“B&W”). These guarantees, the last of which will expire on December 31, 2005, were all executed in 2001 and have a cap of $46 million. These projects have all been completed and McDermott International, Inc. has never had to satisfy a performance guaranty for this subsidiary of B&W. Under the terms of an agreement between McDermott International, Inc. and B&W, B&W must reimburse McDermott International, Inc. for any costs it may incur under any of these performance guarantees. As of December 31, 2003, B&W has sufficient liquidity to cover its obligations under this agreement. However, if this B&W subsidiary incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to McDermott International, Inc. and such liabilities are not covered by insurance, McDermott International. Inc. would be liable.

NOTE 3 - DIVIDENDS RECEIVED

     McDermott International, Inc. received dividends from its consolidated subsidiaries of $98,880,000, $100,000,000 and $26,900,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 4 - LIQUIDITY

     As a result of the B&W bankruptcy filing in February 2000, our access to the cash flows of B&W and its subsidiaries has been restricted. In addition, J.Ray McDermott. S.A. (“JRM”) has incurred substantial overruns on its three Spar projects. Further, McDermott Incorporated (“MI”) is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to us and our other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments. Given these issues, we have assessed our ability to continue as a viable business and have concluded that we can fund our operating activities and capital requirements. Management’s plans with regards to these issues are as follows:

•	B&W Chapter 11 Filing. Our ability to obtain a successful and timely resolution to the B&W Chapter 11 proceedings has impacted our access to, and sources of, capital. We believe the completion of the overall settlement outlined in Note 20 to the MII consolidated financial statements will alleviate the impact of this uncertainty.

•	JRM’s Negative Cash Flows. Due primarily to the losses anticipated to be incurred on three Spar projects, we expect JRM to experience negative cash flows for three of the four quarters in 2004. We intend to fund JRM’s negative cash flows with the proceeds from the JRM Secured Notes, other potential borrowings or credit facilities permitted under indenture governing the JRM Secured Notes, including a planned new letter of credit facility for JRM, and sales of nonstrategic assets, including certain marine vessels. However, with regard to asset sales, covenants in the indenture governing the JRM Secured Notes contain various restrictions on asset sales in excess of $10 million and generally prohibit JRM’s use of such proceeds to fund working capital needs. Also, if JRM experiences additional significant contract costs on its Spar projects or any other project as a result of unforeseen events, we may be unable to fund all our budgeted capital expenditures and meet all of our funding requirements for contractual commitments. In this instance, we would be required to defer certain capital expenditures, which in turn could result in curtailment of certain of our operating activities or, alternatively, require us to obtain additional sources of financing that may not be available to us or may be cost-prohibitive.

•	JRM’s Letters of Credit. JRM’s letters of credit are currently secured by collateral accounts funded with cash equal to 105% of the amount outstanding. Therefore, we are currently seeking a new letter of credit facility that would not require cash collateral, which is critical to JRM’s liquidity. If we are unable to obtain this new facility, JRM’s ability to pursue projects from customers who require letters of credit as a condition of award will be limited and JRM’s liquidity will continue to be restricted. Our ability to obtain a new letter of credit facility for JRM will depend on numerous factors, including JRM’s operating performance and overall market conditions, including conditions impacting potential third party lenders.

•	Outlook. If we are unable to obtain additional third party financing for a new letter of credit facility for JRM, obtain other borrowings or sell JRM assets, we expect JRM will be unable to meet its working capital needs. These factors, in addition to those outlined above, cause substantial doubt about JRM’s ability to continue as a going concern. JRM would have to consider various alternatives including a potential restructuring or filing for receivership. A Chapter 11 filing would be an event of default under the indenture governing JRM’s recently issued notes. Should JRM file to reorganize under Chapter 11, we believe we and our other subsidiaries, including, MI, Babcock & Wilcox Investment Company (“BWICO”), BWX Technologies, Inc. (“BWXT”) and B&W would not be a party to these proceedings. In addition, we, MI, BWICO, BWXT and B&W have assessed our ability to continue as viable businesses and have concluded that we can fund our operating activities and capital requirements. We have not committed to support JRM should it be unable to acquire additional third party financing. However, there are numerous risks and uncertainties that could arise from a Chapter 11 filing of JRM and we can not fully predict its potential impact on us and our other subsidiaries. We have issued performance guarantees related to JRM construction contracts. A Chapter 11 filing by JRM would require us to give notice to the U.S. Pension Benefit Guaranty Corporation (the “PBGC”). This would cause the PBGC to consider, among other things, whether it would be prudent for them to involuntarily terminate the JRM pension plan. JRM is current on all required pension funding obligations to date. However, if the JRM qualified pension plan were terminated by the PBGC, we believe its termination liability would not exceed $55 million. If JRM were unable to meet this obligation, under law, we and our other subsidiaries would be jointly and severally liable to make up any shortfall. Based on our experience in the B&W Chapter 11 proceedings, we believe that it is unlikely that the PBGC would exercise its right to terminate the JRM pension plan. However, if the JRM pension plan were terminated and JRM were unable to fully fund its termination liability, we believe that one or more of our U.S. subsidiaries would be required to make up any shortfall. Although we do not believe that this is likely, based on the current liquidity forecast for our other U.S. subsidiaries, a $55 million shortfall could be met. Although we believe an action by the PBGC is remote, it could result in a potential event of default under the BWXT Credit Facility which could have a material adverse impact on our liquidity.

Schedule II

McDERMOTT INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expense(2)	Accounts	Deductions (3)	of Period
		(In thousands)
.Estimated Drydock Liability (1):
Year Ended December 31, 2003	$31,874	$11,673	$—	$(8,431)	$35,116
Year Ended December 31, 2002	$36,171	$10,378	$—	$(14,675)	$31,874
Year Ended December 31, 2001	$26,016	$14,178	$—	$(4,023)	$36,171
Valuation Allowance for Deferred Tax Assets (4):
Year Ended December 31, 2003	$(214,827)	$(31,521)	$47,067	$—	$(199,281)
Year Ended December 31, 2002	$(12,840)	$(43,866)	$(158,121)	$—	$(214,827)
Year Ended December 31, 2001	$(15,478)	$2,638	$—	$—	$(12,840)

(1)	Estimated drydock liability is reported within accrued liabilities-other and other liabilities on the balance sheet.

(2)	Net of reductions and other adjustments, all of which are charged to costs and expenses.

(3)	Reductions in the estimates to actual costs incurred.

(4)	Charged to Other Comprehensive Income (Minimum Pension Liability).

SIGNATURE OF THE REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

/s/ Francis S. Kalman

	By:	Francis S. Kalman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

March 30, 2004

EXHIBIT INDEX

Exhibit
Number
23.1	Consent of Independent Accountants

99	Supplementary Financial Information on Panamanian Securities Regulations