Form 10-K/A
period 2003-12-31
MCDERMOTT INTERNATIONAL INC
filed 2004-04-14
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A-2

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

McDERMOTT INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

Page
Report of Independent Auditors	3
Financial Statement Schedule Covered by Reports of Independent Auditors:
V Supplemental Information Concerning Property-Casualty Insurance Operations	4
All schedules other than the above have been omitted because they have been previously filed, are not required or the information is included in the Consolidated Financial Statements or Notes thereto.
Signature of Registrant	5
Consent of Independent Accountants

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of
McDermott International, Inc.

We have audited the consolidated financial statements of McDermott International, Inc. (the “Company”) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 15, 2004. Our report includes an emphasis of matter paragraph referring to Notes 1, 20 and 21 of the consolidated financial statements which discusses The Babcock & Wilcox Company’s (“B&W”), a wholly owned subsidiary of the Company, voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code as well as the preliminary settlement agreement and proposed consensual plan of reorganization filed with the U.S. Bankruptcy Court to resolve the Chapter 11 filing and other matters. In addition, the emphasis of matter paragraph refers to Notes 12 and 21 of the consolidated financial statements which discuss significant operating losses incurred by J. Ray McDermott, S.A. (“JRM”), a wholly owned subsidiary of the Company, on certain construction projects which have negatively impacted the Company’s results of operations and liquidity, and raise substantial doubt about JRM’s ability to continue as a going concern. Our audit also included Schedule V – Supplementary Information Concerning Property-Casualty Operations. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 15, 2004

Schedule V

McDERMOTT INTERNATIONAL, INC.
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
(In thousands)

Consolidated Property-Casualty Entities

				Claims and Claim
	Reserves fpr			Adjustment Expenses Incurred
	Unpaid Claims And Claim		Net	Related to		Paid Claims and Claim
	Adjustment	Earned	Investment	Current	Prior	Adjustment	Premiums
	Expenses	Premiums	Income	Year	Year	Expenses	Written
For the Year Ended:

December 31, 2003	$73,333	$20,183	$2,447	$19,651	$(9,577)	$16,096	$20,183

December 31, 2002	$79,959	$8,925	$4,359	$22,565	$(14,035)	$11,217	$8,925

December 31, 2001	$92,110	$11,755	$8,211	$18,552	$(18,717)	$13,107	$11,755

SIGNATURE OF THE REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

/s/ Francis S. Kalman

By:	Francis S. Kalman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 14, 2004

EXHIBIT INDEX

Exhibit
Number
23.1	Consent of Independent Accountants