Form 10-Q
period 2004-03-31
MCDERMOTT INTERNATIONAL INC
filed 2004-05-10
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the registrant’s common stock outstanding at April 30, 2004 was 66,418,939.

M c D E R M O T T I N T E R N A T I O N A L , I N C.

I N D E X — F O R M 1 0 — Q

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$131,821	$174,790
Restricted cash and cash equivalents	161,464	180,480
Accounts receivable — trade, net	190,321	195,073
Accounts receivable from The Babcock & Wilcox Company	12,013	6,192
Accounts and notes receivable — unconsolidated affiliates	9,391	14,024
Accounts receivable — other	41,416	38,296
Contracts in progress	86,340	69,485
Deferred income taxes	3,961	4,168
Other current assets	18,114	16,019

Total Current Assets	654,841	698,527

Property, Plant and Equipment	1,233,524	1,244,222
Less accumulated depreciation	877,340	880,460

Net Property, Plant and Equipment	356,184	363,762

Investments	42,817	42,800

Goodwill	12,926	12,926

Prepaid Pension Costs	18,703	18,722

Other Assets	119,481	112,137

TOTAL	$1,204,952	$1,248,874

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$16,127	$37,217
Accounts payable	173,547	146,665
Accounts payable to The Babcock & Wilcox Company	49,973	42,137
Accrued employee benefits	56,479	69,923
Accrued liabilities — other	157,791	166,129
Accrued contract cost	48,933	69,928
Advance billings on contracts	157,017	176,105
U.S. and foreign income taxes payable	12,660	14,727

Total Current Liabilities	672,527	722,831

Long-Term Debt	278,139	279,682

Accumulated Postretirement Benefit Obligation	26,728	26,861

Self-Insurance	76,608	60,737

Pension Liability	324,324	311,393

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	98,505	100,916

Other Liabilities	103,691	109,631

Commitments and Contingencies.
Stockholders’ Deficit:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 68,627,264 at March 31, 2004 and 68,129,390 at December 31, 2003	68,627	68,129
Capital in excess of par value	1,107,834	1,105,828
Accumulated deficit	(1,133,414)	(1,122,547)
Treasury stock at cost, 2,267,163 shares at March 31, 2004 and 2,061,407 at December 31, 2003	(64,582)	(62,792)
Accumulated other comprehensive loss	(354,035)	(351,795)

Total Stockholders’ Deficit	(375,570)	(363,177)

TOTAL	$1,204,952	$1,248,874

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$499,334	$512,737

Costs and Expenses:
Cost of operations	465,568	465,507
Selling, general and administrative expenses	43,592	41,183

	509,160	506,690

Equity in Income of Investees	7,743	7,888

Operating Income (Loss)	(2,083)	13,935

Other Income (Expense):
Interest income	948	980
Interest expense	(8,471)	(3,659)
Reduction in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	2,411	24,071
Other-net	1,203	1,335

Total Other Income (Expense)	(3,909)	22,727

Income (Loss) from Continuing Operations before Provision for Income Taxes and Cumulative Effect of Accounting Change	(5,992)	36,662
Provision for Income Taxes	4,875	7,037

Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	(10,867)	29,625
Income from Discontinued Operations	—	2,211

Income (Loss) before Cumulative Effect of Accounting Change	(10,867)	31,836
Cumulative Effect of Accounting Change	—	3,710

Net Income (Loss)	$(10,867)	$35,546

Earnings (Loss) per Common Share:
Basic
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$(0.17)	$0.47
Income from Discontinued Operations	$—	$0.03
Cumulative Effect of Accounting Change	$—	$0.06
Net Income (Loss)	$(0.17)	$0.56
Diluted
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$(0.17)	$0.46
Income from Discontinued Operations	$—	$0.03
Cumulative Effect of Accounting Change	$—	$0.06
Net Income (Loss)	$(0.17)	$0.55

     See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands)
Net Income (Loss)	$(10,867)	$35,546

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	—	306
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(2,658)	222
Reclassification adjustment for (gains) losses included in net income (loss)	436	(2)
Unrealized losses on investments:
Unrealized losses arising during the period	(17)	(129)
Reclassification adjustment for gains included in net income (loss)	(1)	(368)

Other Comprehensive Income (Loss)	(2,240)	29

Comprehensive Income (Loss)	$(13,107)	$35,575

     See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(10,867)	$35,546

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,926	9,388
Income or loss of investees, less dividends	(3,873)	(4,136)
Gain on asset disposals and impairments — net	(641)	(1,063)
Provision for (benefit from) deferred taxes	(1,205)	1,327
Reduction in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	(2,411)	(24,071)
Cumulative effect of accounting change	—	(3,710)
Other	(198)	1,410
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(1,887)	(76,631)
Net contracts in progress and advance billings	(35,903)	19,729
Accounts payable	34,712	5,415
Accrued and other current liabilities	(28,998)	(41,099)
Other — net	4,938	19,506

NET CASH USED IN OPERATING ACTIVITIES	(37,407)	(58,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and cash equivalents	19,016	(10,992)
Purchases of property, plant and equipment	(3,655)	(9,895)
Purchases of available-for-sale securities	(14,966)	(184,283)
Sales of available-for-sale securities	3,730	116,597
Maturities of available-for-sale securities	11,315	179,108
Proceeds from asset disposals	1,923	1,063
Other	(1)	(368)

NET CASH PROVIDED BY INVESTING ACTIVITIES	17,362	91,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	—	(9,500)
Decrease in short-term borrowing	(22,600)	(30,081)
Issuance of common stock	200	545
Other	(534)	1,469

NET CASH USED IN FINANCING ACTIVITIES	(22,934)	(37,567)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	10	1

NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,969)	(4,725)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,790	129,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,821	$124,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$1,969	$2,533
Income taxes — net	$12,851	$(9,493)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

     We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three-month period ended March 31, 2004. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

     Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

     On February 22, 2000, B&W and certain of its subsidiaries (collectively, the “Debtors”) filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). B&W and these subsidiaries took this action as a means to determine and comprehensively resolve their asbestos liability. B&W’s operations have been subject to the jurisdiction of the Bankruptcy Court since February 22, 2000 and, as a result, our access to cash flows of B&W and its subsidiaries is restricted.

     Due to the bankruptcy filing, we stopped consolidating the results of operations of B&W and its subsidiaries in our condensed consolidated financial statements, and we began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings. We revalue this estimate on a quarterly basis to reflect current conditions. For the quarters ended March 31, 2004 and 2003, the revaluation of the estimated cost of the settlement resulted in an aggregate reduction in the provision of $2.7 million and $23.6 million, respectively, primarily due to decreases in our stock price. The reduction in the provision includes tax benefits (expense) of $0.3 million and ($0.5) million for the quarters ended March 31, 2004 and 2003, respectively. As of March 31, 2004, our estimate for the cost of the settlement is $125.3 million. See Note 9.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to a proposed settlement agreement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement agreement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of the Fairness in Asbestos Injury Resolution legislation pending in the United States Senate. According to documents filed with the Bankruptcy Court, the asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization. See Note 9 for information regarding developments in the B&W Chapter 11 proceedings and a summary of the components of the settlement.

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

     In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”) that either do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB revised FIN 46. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For a variable interest in a VIE acquired before February 1, 2003, we adopted FIN 46 as of January 1, 2004, the revised effective date. We currently do not have any entities that require consolidation as a result of adopting the provisions of FIN 46, as amended.

     In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It does not change the measurement or recognition of pension and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires disclosure of the components of net periodic benefit cost in interim financial statements. See Note 4 for the required interim financial statement disclosures. See also Note 6 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003, for additional disclosures about our pension plans and postretirement benefits.

     In January 2004, the FASB issued a staff position in response to certain accounting issues raised by the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on December 8, 2003. With regard to our financial reporting, the most significant issue concerns how and when to account for the federal subsidy to plan sponsors provided for in that Act. The staff position allows a company to defer recognizing the impact of the new legislation in its accounting for postretirement health benefits. If elected, the deferral is effective until authoritative guidance on the accounting for the federal subsidy is issued or until certain significant events occur, such as a plan amendment. We made this deferral election. The authoritative guidance that is eventually issued could require us to change previously reported information, although we believe the impact would be immaterial.

NOTE 2 – STOCK-BASED COMPENSATION

     At March 31, 2004, we have several stock-based employee compensation plans. We account for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands, except per share data)
Net income (loss), as reported	$(10,867)	$35,546
Add back: stock-based compensation cost included in net income (loss), net of related tax effects	(304)	721
Deduct: total stock-based compensation cost determined under fair-value- based method, net of related tax effects	(1,579)	(2,277)

Pro forma net income (loss)	$(12,750)	$33,990

Earnings (loss) per share:
Basic, as reported	$(0.17)	$0.56
Basic, pro forma	$(0.20)	$0.54
Diluted, as reported	$(0.17)	$0.55
Diluted, pro forma	$(0.20)	$0.52

NOTE 3 – DISCONTINUED OPERATIONS

     On August 29, 2003, we completed the sale of Menck GmbH (“Menck”), a component of our Marine Construction Services segment. We received cash of $17.3 million and recorded a gain on sale of $1.0 million in the year ended December 31, 2003. We reported the gain on sale and results of operations for Menck in discontinued operations. Accordingly, we have reclassified our consolidated statement of income for the three months ended March 31, 2003 to reflect the treatment of Menck as a discontinued operation. Condensed financial information for our operations reported in discontinued operations follows:

Three Months Ended
March 31,
2003
(Unaudited)
(In thousands)
Revenues	$10,742
Income before Provision for Income Taxes	$2,481

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS

     Components of net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
	Quarter Ended March 31,		Quarter Ended March 31,
	2004	2003	2004	2003
		(In thousands)
Service cost	$6,930	$7,751	$—	$—
Interest cost	29,417	28,744	624	602
Expected return on plan assets	(31,643)	(27,396)	—	—
Amortization of prior service cost	604	674	—	—
Recognized net actuarial loss	12,072	13,792	389	208

Net periodic benefit cost	$17,380	$23,565	$1,013	$810

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of accumulated other comprehensive loss included in stockholders’ deficit are as follows:

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$(29,509)	$(29,509)
Net Unrealized Loss on Investments	(40)	(22)
Net Unrealized Gain (Loss) on Derivative Financial Instruments	(1,459)	763
Minimum Pension Liability	(323,027)	(323,027)

Accumulated Other Comprehensive Loss	$(354,035)	$(351,795)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

     The injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 currently extends through July 12, 2004. We intend to seek extensions of the preliminary injunction periodically through the pendancy of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues. See Note 9 to the condensed consolidated financial statements for information regarding B&W’s potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

     In December 1998, a subsidiary of JRM (the “Operator Subsidiary”) was in the process of installing a module on the Petronius platform in the Gulf of Mexico for Texaco Exploration and Production, Inc. (“Texaco”) when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit in federal district court in Louisiana seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. Both the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel that attempted the lift of the deck module (the “Owner Subsidiary”), are defendants in this litigation. In addition to Texaco’s claims in the federal court proceeding, damages for the loss of the module have been sought by Texaco’s builder’s risk insurers in claims against the Owner Subsidiary and several other defendants, but excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder’s risk insurers in the federal court proceeding approximated $280 million. Texaco’s federal court claims against the Operator Subsidiary were stayed in favor of a binding arbitration proceeding between them required by contract, which the Operator Subsidiary initiated to collect $23 million due for work performed under the contract, and in which Texaco also sought the same consequential damages and uninsured losses as it seeks in the federal court action.

     After trial on the issue of liability only, the federal district court orally found, on March 27, 2002, that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary’s similar motion for dismissal against Texaco’s builder’s risk underwriters. A final judgment was entered by the district court on October 30, 2003, from which an appeal has been taken by Texaco’s builder’s risk insurers. In the fourth quarter of 2003, Texaco, JRM and JRM’s underwriters settled the claims of Texaco for consequential damages. We have an agreement with our insurers under which, based on this settlement, we are obligated to pay $1.25 million per year through 2008 as an adjustment to premiums of prior years. This agreement resulted in a charge of approximately $5.4 million for the year ended December 31, 2003. A decision in the arbitration proceeding with regard to the Operator Subsidiary’s claims was rendered in April 2004, and an amount totaling approximately $6.0 million in excess of JRM’s net receivable was awarded to the Operator Subsidiary. Under the terms of the agreements that provided for the arbitration, the amount of the award is confidential. In a filing made in federal court in the Southern District of Texas, which presides over the Texaco antitrust claims relating to this project among others, Texaco has moved to vacate or modify the award. See the description of the lawsuit filed by Shell Offshore, Inc. in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003.

     We plan to vigorously defend the appeal of Texaco’s builders risk insurers on the dismissal of the claims against the Owner Subsidiary and the appeal of Texaco of the award in favor of the Operator Subsidiary in the arbitration proceeding. We do not believe that a reduction in the award in favor of the Operator Subsidiary in the arbitration proceeding is likely. Additionally, we do not believe that a material loss, above amounts already provided for, with respect to the claims of Texaco’s builders risk insurers, is likely, but in that event, we believe our insurance will provide coverage for these claims. However, the ultimate outcomes of the pending proceedings are uncertain, and an adverse ruling in either proceeding could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

     In early April 2001, a group of insurers that includes certain underwriters at Lloyd’s and Turegum Insurance Company (the “Plaintiff Insurers”) who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. In Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003, we disclosed that a trial of a counterclaim related to this matter was scheduled for April 19, 2004, but that the parties are working to finalize a settlement of the counterclaim prior to commencement of the trial. The trial of this counterclaim is now scheduled for June 21, 2004.

     On December 9, 2002, a proceeding entitled Doug Benoit, et al. v. J. Ray McDermott, Inc. et al. was initiated against one of JRM’s subsidiaries and numerous third-party defendants in the 58th Judicial District Court of Jefferson County, Texas. This proceeding involves approximately 110 plaintiffs who have asserted claims under the Jones Act for alleged injuries as a result of exposures to asbestos and welding fumes while working onboard JRM’s marine construction vessels or in JRM’s fabrication facilities. Discovery is ongoing and trial of some of these claims is set for July 5, 2004. The plaintiffs have recently amended their pleadings, dismissing the welding rod manufacturer defendants. To our knowledge JRM is the only employer defendant. We believe this matter is enjoined from proceeding at this time under the preliminary injunction in the B&W Chapter 11 proceeding and we intend to vigorously oppose any further pre-trial and trial activity at this time. The ultimate outcome of this proceeding is uncertain. Additionally, we anticipate that other similar claims may be filed in the future. An adverse outcome in the Benoit litigation or similar proceedings could have a material adverse impact on our financial position, results of operations and cash flow.

     On or about November 5, 2003 a proceeding entitled Jose Fragoso, et al. v. J. Ray McDermott, Inc. et al. was commenced in the 404th Judicial District Court of Cameron County, Texas. This proceeding involves 163 nonemployee plaintiffs who have alleged negligence for exposure to silica while working at an unspecified location. Thereafter, nine similar lawsuits were filed in the same district by the same law firm. In total, there are approximately 500 plaintiffs. In addition to JRM and MII, the suits name seven other premises defendants and allege additional claims against more than 70 product defendants. These ten proceedings are in the initial stages, and no trial has been set at this time in any of these proceedings. The judge in the first of the filed cases has moved to consolidate all of the cases into one proceeding. This action has been appealed to the Texas Supreme Court. The Texas Supreme Court has set a briefing schedule but has not set a hearing date. The cases are stayed pending resolution of the consolidation action. An adverse outcome in these proceedings could have a material adverse impact on our financial position, results of operations and cash flow.

     In a 2003 decision by an arbitrator hearing one of our claims related to a project in India completed in the 1980s, we received a favorable award for a portion of our claim that, with interest added, is approximately $50 million. This decision is subject to appeal. We have a remaining claim which could have an additional total value of approximately $50 million, including interest, which has not yet been decided by the arbitrator, and would also be subject to appeal. We have not recognized as income any amounts associated with the award or the remaining claim, as collection of these amounts is uncertain.

     In March 2004, as a result of its audit of JRM’s Morgan City, Louisiana facility, the Office of Federal Contract Compliance Programs (the “OFCCP”), the agency of the U.S. Department of Labor responsible for monitoring federal contractor compliance with certain affirmative action and nondiscrimination requirements, issued a notice asserting discriminatory selection practices in the hiring of certain craft positions during the period from March 1, 2002 through February 28, 2003. The allegation involves 67 minority candidates who were not selected for employment during the period at issue. JRM and the OFCCP are currently attempting to resolve this claim through conciliation. If those efforts are unsuccessful, a hearing before an Administrative Law Judge will be held. We believe the assertions of the OFCCP are without merit. However, the ultimate outcome of this matter is uncertain and an adverse outcome could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

     Other than as noted above, the following legal proceedings have had no change in status from that disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003:

•	The June 1998 lawsuit filed by Shell Offshore, Inc. and several related entities against MII and others, referred to as the “Shell Litigation” in our annual report;

•	The December 2003 lawsuit filed by Chevron Texaco against MII, JRM and others in the High Court of London;

•	The lawsuit filed by Donald F. Hall, Mary Ann Hall and others against B&W and Atlantic Richfield Company, referred to as the “Hall Litigation” in our annual report, as well as the controversy between B&W and its insurers as to the amount of coverage available under the liability policies covering the facilities involved in this litigation;

•	The April 2001 complaints against MII and B&W filed by a group of insurers that includes certain underwriters at Lloyd’s and Turegum Insurance Company who have previously provided insurance to B&W under our excess liability policies;

•	The August 2003 adversary proceeding against B&W and MII commenced by certain underwriters at Lloyd’s, London and certain London Market companies;

•	The November 2001 adversary proceedings filed by The Travelers Indemnity Company and Travelers Casualty and Surety Company against B&W, MII and MI;

•	The April 2001 declaratory judgment action filed in the B&W Chapter 11 proceedings against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. asserting that B&W was insolvent at the time of a corporate reorganization that we completed in the fiscal year ended March 31, 1999;

•	The inquiries by the Securities and Exchange Commission and the New York Stock Exchange regarding trading of MII securities during certain time periods;

•	The claims involving AE Energietechnic GmbH (“Austrian Energy”) and Babcock and Wilcox Volund ApS (“Volund”). Austrian Energy and Volund are jointly and severally liable pursuant to their consortium agreement as well as their contract with the ultimate customer, SK Energi, for construction of a biomass boiler facility in Denmark; and

•	The July 2003 demand for arbitration filed by Bay Ltd. (“Bay”) seeking damages and asserting various liens against the Medusa and Devils Tower facilities and the complaint filed by JRM with regard to claims against Bay arising from Bay’s performance of work on the Medusa project.

For a detailed description of these proceedings, please refer to Note 10 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2003.

     Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things:

•	performance- or warranty-related matters under our customer and supplier contracts and other business arrangements;

•	asbestos-related personal injury claims against MI, JRM and their respective subsidiaries outside the context of the B&W Chapter 11 proceedings, including workers’ compensation claims, claims under the Jones Act, claims based on premises liability and other claims; and

•	other workers’ compensation claims, Jones Act claims, premises liability claims and other claims.

In our management’s opinion, based upon our prior experience, none of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other

     As of March 31, 2004, MII had outstanding performance guarantees for six JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. Five of these guarantees (with a total cap of $136 million) relate to projects that have been completed and are in the warranty periods, the latest of which would expire in January 2006. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims. The remaining MII performance guaranty for JRM (with a cap of $24 million) is for a pipeline project, which was completed in April 2004. This performance guaranty also runs through the one-year warranty period, which we expect to expire in April 2005.

NOTE 7 — SEGMENT REPORTING

     We have not changed our basis of segmentation or our basis of measurement of segment profit or loss from our last annual report. An analysis of our operations by segment is as follows:

     Segment Information for the Three Months Ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands)
REVENUES
Marine Construction Services	$365,808	$395,040
Government Operations	133,529	117,708
Adjustments and Eliminations(1)	(3)	(11)

	$499,334	$512,737

(1)Segment revenues are net of the following intersegment transfers and other adjustments:
Marine Construction Services Transfers	$3	$7
Government Operations Transfers	—	4

	$3	$11

OPERATING INCOME (LOSS):
Segment Operating Income (Loss):
Marine Construction Services	$(5,255)	$15,468
Government Operations	13,312	16,070
Power Generation Systems	(222)	(190)

	$7,835	$31,348

Gain on Asset Disposals:
Marine Construction Services	$491	$864
Government Operations	150	199

	$641	$1,063

Equity in Income of Investees:
Marine Construction Services	$1,163	$308
Government Operations	6,247	7,356
Power Generation Systems	333	224

	$7,743	$7,888

Segment Income (Loss):
Marine Construction Services	$(3,601)	$16,640
Government Operations	19,709	23,625
Power Generation Systems	111	34

	16,219	40,299
Corporate	(18,302)	(26,364)

TOTAL	$(2,083)	$13,935

NOTE 8 – EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands, except shares and
	per share amounts)
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$(10,867)	$29,625
Income from discontinued operations	—	2,211
Cumulative effect of accounting change	—	3,710

Net income (loss) for basic computation	$(10,867)	$35,546

Weighted average common shares	65,272,103	63,469,672

Basic earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.17)	$0.47
Income from discontinued operations	$—	$0.03
Cumulative effect of accounting change	$—	$0.06
Net income (loss)	$(0.17)	$0.56
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$(10,867)	$29,625
Income from discontinued operations	—	2,211
Cumulative effect of accounting change	—	3,710

Net income (loss) for diluted computation	$(10,867)	$35,546

Weighted average common shares (basic)	65,272,103	63,469,672
Effect of dilutive securities:
Stock options and restricted stock	—	1,586,595

Adjusted weighted average common shares and assumed conversions	65,272,103	65,056,267

Diluted earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$(0.17)	$0.46
Income from discontinued operations	$—	$0.03
Cumulative effect of accounting change	$—	$0.06
Net income (loss)	$(0.17)	$0.55

     At March 31, 2004, incremental shares of 2,279,977 related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been antidilutive.

NOTE 9 – THE BABCOCK & WILCOX COMPANY

General

     As a result of asbestos-containing commercial boilers and other products B&W and certain of its subsidiaries sold, installed or serviced in prior decades, B&W is subject to a substantial volume of nonemployee liability claims asserting asbestos-related injuries. All of the personal injury claims are similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff as a result of the exposure to asbestos fibers (e.g., mesothelioma, lung cancer and other types of cancer, asbestosis or pleural changes).

     On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through July 12, 2004. We intend to seek extensions of the preliminary injunction periodically through the pendancy of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues.

Settlement Negotiations

     We reached an agreement in principle with the Asbestos Claimants Committee (the “ACC”) and the Future Claimants Representative (the “FCR”) concerning a potential settlement for the B&W Chapter 11 proceedings. That agreement in principle includes the following key terms:

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

     The proposed settlement has been reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, and as amended through December 30, 2003, together with a third amended joint disclosure statement filed on June 25, 2003. The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. These hearings were completed at the Bankruptcy Court level on January 9, 2004, and the record before the Bankruptcy Court has closed. The plan proponents and the objectors to the plan filed proposed findings of fact and conclusions of law on February 17, 2004. Responses were filed on March 15, 2004. It is uncertain how the Bankruptcy Court will proceed at this point or how long it will take for the Bankruptcy Court to issue its opinion and order respecting confirmation of the plan, and it is also uncertain when and how the District Court will take action after the Bankruptcy Court has issued its opinion and order.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to a proposed settlement agreement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors. We would become bound to the settlement agreement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of the Fairness in Asbestos Injury Resolution legislation pending in the United States Senate. According to documents filed with the Bankruptcy Court, the asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization sufficient to meet legal requirements.

     As noted above, the proposed settlement is subject to approval by MII’s Board of Directors. We expect that approval will be impacted by the progress of proposed federal legislation entitled “The Fairness in Asbestos Injury Resolution Act of 2004” (Senate Bill 2290, the “FAIR Bill”), which is currently pending before the United States Senate. The FAIR Bill would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims. The bill has not been approved by the Senate and has not been introduced in the House of Representatives.

     Under the terms of the FAIR Bill, in its current form, companies that have been defendants in asbestos personal injury litigation, as well as insurance companies, would contribute amounts to a national trust on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment under the FAIR Bill based on an allocation methodology the FAIR Bill specifies. The FAIR Bill also contemplates, among other things, that the national fund would terminate if, at any time following the date which is seven years after the administrator of the fund begins to process claims, the administrator determines that, if any additional claims are resolved, the fund would not have sufficient resources when needed to pay 100% of all resolved claims and the fund’s debt repayment and other obligations. In that event, the fund would pay all then resolved claims in full, and the legislation would generally become inapplicable to all unresolved claims and all future claims. As a result, absent further federal legislation, with regard to the unresolved claims and future claims, the claimants and defendants would return to the tort system. There are many other provisions in the FAIR Bill that would affect its impact on B&W and the other Debtors, the Chapter 11 proceedings and our company.

     It is not possible to determine whether the FAIR Bill will ever be presented for a vote or adopted by the full Senate or the House of Representatives, or whether the FAIR Bill will be signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W and the other Debtors or the Chapter 11 proceedings. We anticipate that, during the legislative process, the terms of the FAIR Bill, as approved by the Senate Judiciary Committee, will change and that any such changes may be material to the FAIR Bill’s impact on B&W and the other Debtors. Many organized labor organizations, including the AFL-CIO, have indicated their opposition to the FAIR Bill, and the American Insurance Association, a national organization of insurance companies, has also expressed various concerns regarding the FAIR Bill in its current form. In light of the continuing opposition to the legislation, as well as other factors, we cannot currently predict whether the FAIR Bill will be enacted or, if enacted, how it would impact the B&W Chapter 11 proceedings, the Debtors or our company.

     As previously noted, we established an estimate for the cost of the settlement, reflecting the present value of our contributions and contemplated payments to the trusts as outlined above. We revalue this estimate on a quarterly basis. For the quarters ended March 31, 2004 and 2003, the revaluation of the estimated cost of the settlement resulted in an aggregate reduction in the provision of $2.7 million and $23.6 million, respectively, primarily due to decreases in our stock price (in each case, from the price as of the last trading day of the immediately preceding quarter). The reduction in the provision includes tax benefits (expense) of $0.3 million and ($0.5) million for the quarters ended March 31, 2004 and 2003, respectively. The provision for the estimated cost of the B&W settlement is comprised of the following:

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Promissory notes to be issued	$87,544	$86,733
MII common shares to be issued	39,853	56,763
Share price guaranty obligation	40,036	26,921
Other	3,435	3,435
Estimated impact of tax separation and sharing agreement	(33,774)	(34,690)
Forgiveness of certain intercompany balances	(38,589)	(38,246)

Total	$98,505	$100,916
Plus: tax expense	26,755	27,032

Net provision for estimated cost of settlement	$125,260	$127,948

     The fair value of the promissory notes to be issued was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. The MII common shares to be issued were valued at our closing stock price on March 31, 2004 and December 31, 2003 of $8.39 and $11.95, respectively. The fair value of the share price guaranty obligation as of each of those dates was based on a present value calculation using our closing stock price on that date, assuming the number of shares to be issued is approximately 6.0 million and 2.8 million at March 31, 2004 and December 31, 2003, respectively. The estimated impact of the tax separation and sharing agreement was based on a present value of projected future tax reimbursements to be received pursuant to such arrangement between MI and B&W. If the proposed settlement is finalized, the final value of the overall settlement may differ significantly from the estimates currently recorded depending on a variety of factors, including changes in market conditions and the market value of our common shares when issued. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued.

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

Insurance Coverage and Claims

     Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At March 31, 2004, receivables of $20.6 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Currently, certain insurers are refusing to reimburse the Debtors for these receivables until the Debtors’ assumption, in bankruptcy, of their pre-bankruptcy filing contractual reimbursement arrangements with such insurers.

     Pursuant to the Bankruptcy Court’s order, a March 29, 2001 bar date was set for the submission of allegedly unpaid pre-Chapter 11 settled asbestos claims and a July 30, 2001 bar date for all other asbestos-related personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo/Parks Township facilities against the Debtors. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. The Debtors have accepted approximately 8,910 claims as pre-Chapter 11 binding settled claims at this time, with an aggregate liability of approximately $69 million. The Bankruptcy Court has disallowed approximately 33,000 claims as settled claims. If the Bankruptcy Court determined these claims were not settled prior to the filing of the Chapter 11 petition, these claims were refiled as unsettled personal injury claims. As of July 30, 2001, approximately 223,000 additional asbestos personal injury claims, 60,000 related-party claims, 190 property damage claims, 229 derivative asbestos claims and 575 claims relating to the Apollo/Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 15,000 additional personal injury claims have been filed, including approximately 10,000 claims originally filed as allegedly settled claims that were disallowed by the Bankruptcy Court as settled claims and subsequently refiled as unsettled personal injury claims. Approximately 3,900 additional related-party claims, 28 property damage claims, 194 derivative claims and three Apollo/Parks Township claims have also been filed since the July 30, 2001 bar date. A bar date of January 15, 2003 was set for the filing of certain general unsecured claims. As of January 15, 2003, approximately 2,700 general unsecured claims were filed, and the Debtors commenced an analysis of these claims and filed objections to many of them. These include claims filed by various insurance companies seeking recovery from the Debtors under various theories, and priority tax claims, which appear to be estimates of liability by taxing authorities for ongoing audits of MI. The Debtors believe that these claims are without merit and are contesting them. The Debtors continue to analyze claims filed by the January 15, 2003 bar date. The estimated total alleged liability, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage insurance coverages. The Debtors filed a proposed Litigation Protocol with the U. S. District Court on October 18, 2001, setting forth the intention of the Debtors to challenge all unsupported claims and taking the position that a significant number of those claims may be disallowed by the Bankruptcy Court. The ACC and the FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims. No decision was rendered by the Court, and these matters were stayed pending the consensual settlement negotiations between the parties.

     During the course of the bankruptcy proceeding and continuing to the present, we and the ACC and FCR have been in settlement negotiations with insurers of B&W and MII that have issued the insurance policies whose rights will be assigned to the asbestos personal injury trust under the B&W plan of reorganization. The settlement negotiations generally seek to liquidate insurance policy rights into cash payments that would be paid to or for the benefit of the trust if and when the plan of reorganization becomes effective. To date, we and the ACC and FCR have reached settlements with the CNA insurers, Affiliated FM Insurance Company, the AIG member insurance companies, Associated International Insurance Company and First State Insurance Company, which agreements collectively provide for the payment of over $138 million in insurance proceeds to the asbestos personal injury trust after the plan effective date, in exchange for a release of coverage liability of these insurers. Under the terms of these agreements, the settling insurers would withdraw any objections to the plan of reorganization and, if and when the plan becomes effective, these insurers would receive the benefit of the plan’s Section 524(g) injunction with respect to B&W asbestos claims. These five settlements have been approved by the Bankruptcy Court. We are also engaged in settlement negotiations with other insurers of B&W, and thus there may be additional insurer settlement agreements completed in the future.

Debtor-in-Possession Financing

     In connection with the bankruptcy filing, the Debtors entered into a $300 million debtor-in-possession revolving credit facility (the “DIP Credit Facility”), which was subsequently reduced to $227.75 million, with a group of lenders for a term currently scheduled to expire in February 2005. All amounts owed under the facility have a super-priority administrative expense status in the bankruptcy proceedings. The Debtors’ obligations under the facility are (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and nonperformance letters of credit issued under the facility cannot exceed $100 million in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. There were no borrowings under this facility at March 31, 2004 or December 31, 2003.

     A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the “Pre-existing LCs”). MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of March 31, 2004, approximately $157.1 million in letters of credit had been issued under the DIP Credit Facility, of which approximately $22 million was to replace or backstop Pre-existing LCs.

     In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. At March 31, 2004, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $71.5 million, of which approximately $7.0 million relates to bonds issued after February 21, 2000.

     As to the guarantee and indemnity obligations related to B&W’s letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

Financial Results and Reorganization Items

     Summarized financial data for B&W is as follows:

INCOME STATEMENT INFORMATION

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands)
Revenues	$377,136	$380,995
Income before Provision for Income Taxes	$33,505	$15,547
Net Income	$24,216	$13,451

BALANCE SHEET INFORMATION

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Assets:
Current Assets	$686,592	$701,380
Noncurrent Assets	1,596,847	1,596,073

Total Assets	$2,283,439	$2,297,453

Liabilities:
Current Liabilities	$473,853	$504,033
Noncurrent Liabilities(1)	1,804,974	1,813,736
Stockholder’s Equity (Deficit)	4,612	(20,316)

Total Liabilities and Stockholder’s Deficit	$2,283,439	$2,297,453

(1)	Includes liabilities subject to compromise of approximately $1.8 billion, which primarily result from asbestos-related issues.

     B&W’s ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W summarized financial information set forth above has been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, we can provide no assurance that the carrying amounts of B&W’s assets will be realized or that B&W’s liabilities will be liquidated or settled for the amounts recorded. The independent auditor’s report on the separate consolidated financial statements of B&W for the years ended December 31, 2003 and 2002 includes an explanatory paragraph indicating that these issues raise substantial doubt about B&W’s ability to continue as a going concern.

NOTE 10 – RISKS AND UNCERTAINTIES

     As disclosed in Note 12 to our annual report on Form 10-K for the year ended December 31, 2003, our operating results for the years ended December 31, 2003 and 2002 were adversely affected by material losses on several large marine construction contracts, including the contracts related to: three Spar projects, Medusa, Devils Tower and Front Runner; the Carina Aries project off the coast of Argentina; and the Belanak FPSO project on Batam Island. Each of these projects was a first-of-a-kind project for JRM entered into on a fixed-price basis during 2001 and early 2002. Given the risks inherent in fixed-price contracts, we continue to have difficulty estimating costs to complete these contracts and, therefore, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods since our backlog will continue to contain fixed-price contracts.

     We recorded losses of $149.3 million during 2002 and $27.9 million during 2003 on the three Spar projects. During 2003, we also recorded estimated losses of $66.5 million on the Carina Aries project and $25.2 million on the Belanak FPSO project. Although no additional losses were recorded on these contracts in our income statement during the quarter ended March 31, 2004, we continue to incur negative cash flows primarily due to the cost overruns on these projects. We expect that these negative cash flows will continue through two of the remaining three quarters in 2004.

     Of the three Spar projects, Medusa and Devils Tower are installed and essentially complete. The Front Runner hull has been completed and is being installed in the Gulf of Mexico, with three of eight anchor lines completed. The topsides are being fabricated by a subcontractor and are scheduled for installation in late May 2004. The key remaining issues for the Front Runner contract are the completion of fabrication and installation of the topside, with all such activities expected to be completed by mid-July 2004. Risks associated with these activities include completion of reimbursable subcontract costs within the current budget and weather risks related to marine installation.

     The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. The one-year warranty period on Medusa expires on August 22, 2004. We have accrued warranty reserves which we believe are adequate to cover all known and likely warranty claims at this time. However, our experience with respect to Spar warranty is limited, and it is possible that actual warranty claims will exceed amounts provided for at March 31, 2004.

     In early 2003, our assessment was that the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint application, and, on March 21, 2003, we filed an action against the paint supplier and certain of its related parties for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to the schedule and developed a plan for paint and pile installation issues. Since then, all nine piles on Devils Tower have been successfully installed and accepted by the United States Minerals Management Service, the U.S. Government regulatory agency for offshore structures. We received a certificate of substantial completion from our customer on this project in February 2004. Remaining issues include a dispute with the subcontractor, Bay Ltd., paint issues and the one-year warranty period. The one-year warranty period will begin on the receipt of the certificate of final completion.

     With regard to the Carina Aries project, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $66.5 million during the year ended December 31, 2003. We continued pipeline installation work during the quarter ended March 31, 2004 and expect to complete the pipeline portion of this contract in May 2004. We believe the topsides installation scope of work presents potentially less risk than the pipeline. The Carina topside has been installed and we anticipate installation of the Aries topside in May 2004. However, risks remain due to the potential for weather-related delays in connection with final installation.

     With regard to the Belanak FPSO project, which involves a subcontract to JRM for the fabrication of topsides for an FPSO in Indonesia, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $25.2 million during the year ended December 31, 2003. The increase in cost was attributable to overruns of the material and subcontractor cost estimates, as well as labor costs to complete. In addition to liquidated damages exposure, remaining issues relate to our ability to meet our forecast of required manhours to complete this project, which we have been unable to accurately estimate in the past.

     As of March 31, 2004, we have provided for our estimated losses on these contracts and our estimated costs to complete all our other contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs, and these may continue to be significant in future periods. In addition, our other fixed-price contracts are subject to various risks including commodity price fluctuations, primarily steel prices. As with the projects specifically discussed above, such adjustments could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, positive adjustments to overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.

NOTE 11 – RESTRICTED CASH AND LIQUIDITY

     At March 31, 2004, we had total cash and cash equivalents of $293.3 million. However, our ability to use $161.5 million of these funds is restricted due to the following: $86.4 million serves as collateral for letters of credit; $5.4 million serves as collateral for foreign exchange trading and other financial obligations; $45.5 million is required to meet reinsurance reserve requirements of our captive insurance companies; $22.0 million is temporarily reserved to pay the first two payments of interest on JRM’s 11% senior secured notes (the “JRM Secured Notes”) on June 15, 2004 and December 15, 2004, as required by the indenture relating to the JRM Secured Notes; and $2.2 million is held in restricted foreign accounts. The $22.0 million temporary interest reserve is required until the last to occur of (1) the acceptance by the customer under the existing construction contract for the Devils Tower production platform and (2) the acceptance by the customer under the existing construction contract for the Front Runner production platform.

     As a result of the B&W bankruptcy filing in February 2000, our access to the cash flows of B&W and its subsidiaries has been restricted. In addition and as discussed in Note 10, JRM has incurred substantial overruns on its three Spar projects, the Carina Aries project and the Belanak FPSO project. Further, MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments. Given these issues, we have assessed our ability to continue as a viable business and have concluded that we can fund our operating activities and capital requirements for the next twelve months. Management’s plans with regards to these issues are as follows:

•	B&W Chapter 11 Filing. Our ability to obtain a successful and timely resolution to the B&W Chapter 11 proceedings has impacted our access to, and sources of, capital. We believe the completion of the overall settlement outlined in Note 9 will alleviate the impact of this uncertainty.

•	JRM’s Negative Cash Flows. Due primarily to the losses anticipated to be incurred on three Spar projects, the Carina Aries project and the Belanak FPSO project recorded during the years ended December 31, 2003 and 2002 (see Note 10), we expect JRM to experience negative cash flows for two of the remaining three quarters in 2004. We intend to fund JRM’s negative cash flows with the remaining proceeds from the sale of the JRM Secured Notes, other potential borrowings or credit facilities permitted under the indenture governing the JRM Secured Notes, including a planned new letter of credit facility for JRM, and sales of nonstrategic assets, including certain marine vessels. However, covenants in the indenture governing the JRM Secured Notes contain various restrictions on asset sales in excess of $10 million and generally prohibit JRM’s use of such proceeds to fund working capital needs. Also, if JRM experiences additional significant contract costs on its Spar projects, the Carina Aries project, the Belanak FPSO project or any other project as a result of unforeseen events, we may be unable to fund all our budgeted capital expenditures and meet all our funding requirements for contractual commitments. In this instance, we would be required to defer certain capital expenditures, which in turn could result in curtailment of certain of our operating activities or, alternatively, require us to obtain additional sources of financing that may not be available to us or may be cost-prohibitive.

•	JRM’s Letters of Credit. JRM’s letters of credit are currently secured by collateral accounts funded with cash equal to 105% of the amount outstanding. Therefore, to improve JRM’s liquidity, we are currently seeking a new letter of credit facility that would not require the pledge of JRM’s existing cash, which is critical to JRM’s liquidity, as collateral for letters of credit. If we are unable to obtain this new facility, JRM’s ability to pursue projects from customers who require letters of credit as a condition of award will be limited and JRM’s liquidity will continue to be restricted. Our ability to obtain a new letter of credit facility for JRM will depend on numerous factors, including JRM’s operating performance and overall market conditions, including conditions impacting potential third-party lenders. In March 2004, Standard and Poor’s lowered its credit rating on JRM to CCC+ from B- and Moody’s Investor Service lowered its ratings on JRM to Caa1 from B3.

•	Outlook. If we are unable to obtain additional third-party financing for a new letter of credit facility for JRM, obtain other borrowings or sell JRM assets, we expect JRM will be unable to meet its working capital needs. These factors, in addition to those outlined above, cause substantial doubt about JRM’s ability to continue as a going concern. JRM would have to consider various alternatives including a potential restructuring or a Chapter 11 filing. A Chapter 11 filing would be an event of default under the indenture governing the JRM Secured Notes. Should JRM file to reorganize under Chapter 11, we believe MII and its other subsidiaries, including MI, BWICO, BWXT and B&W would not be a party to these proceedings. In addition, MII, MI, BWICO, BWXT and B&W have assessed their ability to continue as viable businesses and have concluded that they can fund their operating activities and capital requirements for the next twelve months. MII has not committed to support JRM should it be unable to acquire additional third-party financing. However, there are numerous risks and uncertainties that could arise from a Chapter 11 filing of JRM and we cannot fully predict its potential impact on MII and its other subsidiaries. As discussed in Note 6, MII has issued performance guarantees related to JRM construction contracts. A Chapter 11 filing by JRM would require us to give notice to the U.S. Pension Benefit Guaranty Corporation (the “PBGC”). This would cause the PBGC to consider, among other things, whether it would be prudent for them to involuntarily terminate the JRM pension plan. JRM is current on all required pension funding obligations to date. However, as disclosed in Note 21 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003, if the JRM qualified pension plan were terminated by the PBGC, we believe its termination liability would be significant (we estimated it would not exceed $55 million at December 31, 2003). If JRM were unable to meet this obligation, under applicable law, MII and its other subsidiaries would be jointly and severally liable to make up any shortfall. Based on our experience in the B&W Chapter 11 proceedings, we believe that it is unlikely that the PBGC would exercise its right to terminate the JRM pension plan. However, if the JRM pension plan were terminated and JRM were unable to fully fund its termination liability, we believe that one or more of MII’s U.S. subsidiaries would be required to make up any shortfall. Although we do not believe that this is likely, based on the current liquidity forecast for our other U.S. subsidiaries, a $55 million shortfall could be met. Although we believe an action by the PBGC is remote, it could result in a potential event of default under BWXT’s credit facility, which could have a material adverse impact on MII’s liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 and the audited consolidated financial statements and the notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2003.

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

     In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments, and availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to offshore marine construction operations;

•	the ability of JRM to maintain its forecasted financial performance, including its ability to manage and estimate costs associated with its fixed-price long-term projects;

•	the ability of JRM to obtain a letter of credit facility;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings and related settlement discussions involving B&W and certain of its subsidiaries and MII;

•	the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002;

•	the potential impact on available insurance due to the recent increases in bankruptcy filings by asbestos-troubled companies;

•	the potential impact on our insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

•	legislation recently proposed by members of the U.S. Congress that, if enacted, could reduce or eliminate the tax advantages we derive from being organized under the laws of the Republic of Panama;

•	recently proposed legislation that, if enacted, could limit or prohibit us from entering into contracts with the U.S. Government;

•	changes in, and liabilities relating to, existing environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including among others, countries in the Middle East and Asia Pacific;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit;

•	the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.

     We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2003. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in there entirety by reference to these factors. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

GENERAL

     In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues. Each of our business segments has been capitalized and is financed on a stand-alone basis. Debt covenants preclude using the financial resources or the movement of excess cash from one segment for the benefit of the other. Our Marine Construction Services segment has incurred substantial operating losses over the last two years, which has strained its liquidity. Liquidity available to our other segment, Government Operations, is not available to satisfy the needs of our Marine Construction Services segment. Cash available at MII may not be sufficient to fund forecast negative cash flow at JRM, if MII chose to do so. See the further discussion in “Liquidity and Capital Resources” below.

Marine Construction Services Segment

     Our operating results for the years ended December 31, 2003 and 2002 were adversely affected by material losses on several large marine construction contracts, including the contracts related to: three Spar projects, Medusa, Devils Tower and Front Runner; the Carina Aries project off the coast of Argentina; and the Belanak FPSO project on Batam Island. At March 31, 2004 JRM’s backlog included approximately $102 million related to uncompleted work on the Front Runner, Carina Aries, and Belanak FPSO projects. Each of these projects was a first-of-a-kind project for JRM entered into on a fixed-price basis during 2001 and early 2002. Given the risks inherent in fixed-price contracts, we continue to have difficulty estimating costs to complete these contracts and, therefore, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods since our backlog will continue to contain fixed-price contracts.

     We recorded losses of $149.3 million during 2002 and $27.9 million during 2003 on the three Spar projects. During 2003, we also recorded estimated losses of $66.5 million on the Carina Aries project and $25.2 million on the Belanak FPSO project. Although no additional losses were recorded on these contracts in our income statement during the quarter ended March 31, 2004, we continue to incur negative cash flows primarily due to the cost overruns on these projects. We expect that these negative cash flows will continue through two of the remaining three quarters in 2004.

     Of the three Spar projects, Medusa and Devils Tower are installed and essentially complete. The Front Runner hull has been completed and is being installed in the Gulf of Mexico, with three of eight anchor lines completed. The topsides are being fabricated by a subcontractor and are scheduled for installation in late May 2004. The key remaining issues for the Front Runner contract are the completion of fabrication and installation of the topside, with all such activities expected to be completed by mid-July 2004. Risks associated with these activities include completion of reimbursable subcontract costs within the current budget and weather risks related to marine installation.

     The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. The one-year warranty period on Medusa expires on August 22, 2004. We have accrued warranty reserves which we believe are adequate to cover all known and likely warranty claims at this time. However, our experience with respect to Spar warranty is limited, and it is possible that actual warranty claims will exceed amounts provided for at March 31, 2004.

     In early 2003, our assessment was that the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint application, and, on March 21, 2003, we filed an action against the paint supplier and certain of its related parties for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to the schedule and developed a plan for paint and pile installation issues. Since then, all nine piles on Devils Tower have been successfully installed and accepted by the United States Minerals Management Service, the U.S. Government regulatory agency for offshore structures. We received a certificate of final completion from our customer on this project in April 2004. Remaining issues include a dispute with the subcontractor, Bay Ltd., paint issues and the one-year warranty period. The one-year warranty period has begun.

     With regard to the Carina Aries project, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $66.5 million during the year ended December 31, 2003. We continued pipeline installation work during the quarter ended March 31, 2004 and expect to complete the pipeline portion of this contract in May 2004. We believe the topsides installation scope of work presents potentially less risk than the pipeline. The Carina topside has been installed and we anticipate installation of the Aries topside in May 2004. However, risks remain due to the potential for weather-related delays in connection with final installation.

     With regard to the Belanak FPSO project, which involves a subcontract to JRM for the fabrication of topsides for an FPSO in Indonesia, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $25.2 million during the year ended December 31, 2003. The increase in cost was attributable to overruns of the material and subcontractor cost estimates, as well as labor costs to complete. In addition to liquidated damages exposure, remaining issues relate to our ability to meet our forecast of required manhours to complete this project, which we have been unable to accurately estimate in the past.

     As of March 31, 2004, we have provided for our estimated losses on these contracts and our estimated costs to complete all our other contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs, and these may continue to be significant in future periods. In addition, our other fixed-price contracts are subject to various risks, including commodity price fluctuations, primarily steel prices. As with the projects specifically discussed above, such adjustments could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, positive adjustments to overall contract costs at completion could materially improve our results of operations, financial condition and cash flow. As disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the year ended December 31, 2003, JRM believed it had the opportunity to recover up to $25 million of the losses incurred in 2003. During the quarter ended March 31, 2004, JRM recorded the benefit of $5 million in insurance claims and change orders. In addition, JRM has negotiated an additional $12 million of change orders, settlements and insurance claims which may benefit JRM as the respective projects reach completion. JRM still expects to recover up to an additional $8 million of losses recorded in 2003, as it pursues additional change orders, negotiated settlements and legal proceedings.

Other

     As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and we began presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the year ended December 31, 2002. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings. We revalue this estimate on a quarterly basis to reflect current conditions. For the quarters ended March 31, 2004 and 2003, the revaluation of the estimated cost of the settlement resulted in an aggregate reduction in the provision of $2.7 million and $23.6 million, respectively, primarily due to decreases in our stock price. The reduction in the provision includes tax benefits (expense) of $0.3 million and ($0.5) million for the quarters ended March 31, 2004 and 2003, respectively. As of March 31, 2004, our estimate for the cost of the settlement is $125.3 million. See Note 9 to our condensed consolidated financial statements included in this report for details regarding this estimate.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to a proposed settlement agreement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement agreement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of the Fairness in Asbestos Injury Resolution legislation pending in the United States Senate. According to documents filed with the Bankruptcy Court, the asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization. See Note 9 to our condensed consolidated financial statements included in this report for further information relating to the B&W Chapter 11 proceedings.

     If the proposed plan of reorganization is confirmed and the parties receive all requisite approvals for the proposed settlement, we expect to spin off the portion of MI’s qualified pension plan related to the active and retired employees of B&W as of the effective date of the plan of reorganization. If we complete such a spin-off, we would be required to recognize any curtailment and settlement gains or losses associated with the spin-off. Curtailment and settlement gains or losses are determined based on actuarial calculations as of the date of the spin-off. As disclosed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2003, based on data provided by our actuary, if this anticipated spin-off had occurred on December 31, 2003, we would have recorded curtailment and settlement losses through a pre-tax charge to earnings totaling approximately $122.8 million. In addition, we would also have recorded a reduction in our charge to other comprehensive income for recognition of our minimum pension liability totaling approximately $127.2 million. As a result, if the spin-off had occurred at December 31, 2003, our stockholders’ deficit would have improved by approximately $4.4 million. We anticipate recording the effect of the spin-off based on actuarial calculations as of the date of the spin-off, which could be materially different from the effect described in this paragraph.

     For a summary of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these policies during the three months ended March 31, 2004.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

Marine Construction Services

     Revenues decreased 7.4% to $365.8 million. The decrease was the result of projects completed in 2003, including a fabrication and installation project offshore of India, a fabrication and installation project in Southeast Asia, a pipeline contract in Southeast Asia, a topside fabrication project in the Middle East and the completion of the Medusa spar project in the Gulf of Mexico. These decreases were partially offset by increased activity on topsides fabrication and pipeline installations in the Azerbaijan sector of the Caspian Sea, increased activity on a topsides fabrication contract at our Morgan City fabrication facility and increased activity on the Carina Aries project offshore Argentina.

     Segment operating income (loss), which is before equity in income of investees, decreased $20.8 million from income of $15.5 million to a loss of $5.3 million. Positive operating income from projects was more than offset by lower fabrication activity in Southeast Asia, the Middle East and the Harbor Island, Texas facility, as well as reduced activity at our Veracruz, Mexico facility. Completion in 2003 of the Medusa spar as well as the fabrication portions of the Devils Tower spar, the Front Runner hull fabrication and the fabrication portion of the Carina Aries project contributed to lower activity at all our fabrication facilities except for the Morgan City facility. In addition to lower fabrication activity, general and administration expenses increased $5.1 million to $23.5 million, due to increased sales and proposal expense, increased regulatory compliance expense attributable to compliance with recently adopted SEC regulations and NYSE rules in accordance with the Sarbanes-Oxley Act of 2002, higher premiums for officers and directors insurance, increased costs associated with treasury and financial systems and increased oversight efforts related to project controls and project management.

     Equity in income of investees increased $0.9 million to $1.2 million, due to increased royalty income recognized in our Spar International Inc. joint venture.

Government Operations

     Revenues increased $15.8 million to $133.5 million, primarily due to higher volumes in the manufacture of nuclear components for certain U.S. Government programs and increases in other government operations for additional fuel fabrication. We also experienced a slight increase from management and operating contracts for U.S. Government-owned facilities. These increases were partially offset by decreases in volume from our commercial work. In addition, the first quarter of 2003 included revenues resulting from favorable resolution of a contract dispute.

     Segment operating income, which is before equity in income of investees, decreased $2.8 million to $13.3 million, primarily because the first quarter of 2003 included income resulting from the favorable resolution of a contract dispute. We also had lower volumes from our commercial work. In addition, we incurred higher selling, general and administrative expenses due to increased corporate allocations and higher bid and proposal costs in the quarter ended March 31, 2004. These decreases were partially offset by higher volumes, which more than offset lower margins, from the manufacture of nuclear components for certain U.S. Government programs. We also achieved higher margins from our other government operations.

     Equity in income of investees decreased $1.1 million to $6.2 million, primarily due to decreased operating results from a joint venture operating in Idaho, partially offset by increased operating results from two joint ventures operating in Texas and Tennessee.

Corporate

     Unallocated corporate expenses decreased $8.1 million to $18.3 million, primarily due to a $2.7 million reduction in corporate qualified pension plan expense from $18.0 million in 2003 to $15.3 million in 2004, reduced costs at all corporate cost centers and increased allocation of corporate costs to the operating segments.

Other Income Statement Items

     Interest expense increased $4.8 million to $8.5 million, primarily due to higher interest costs associated with the $200 million aggregate principal amount of JRM’s 11% senior secured notes due 2013 (the “JRM Secured Notes”).

     For the three months ended March 31, 2004, the decrease in income from continuing operations before provision for income taxes is primarily associated with losses incurred in nontaxable jurisdictions which generated no associated tax benefit. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

     In the quarter ended March 31, 2003, we recorded income of $3.7 million as the cumulative effect of an accounting change, which is net of tax expense of $2.2 million, as a result of our adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Backlog

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Marine Construction Services	$1,266,637	$1,443,615
Government Operations	1,713,984	1,819,027

TOTAL BACKLOG	$2,980,621	$3,262,642

     At March 31, 2004, our Marine Construction Services’ backlog included the Front Runner Spar project, the Carina Aries project and the Belanak FPSO project (8%); cost plus projects (12%); combination fixed price/cost reimbursable projects (33%); and other fixed-price projects (47%).

     At March 31, 2004, our Government Operations’ backlog with the U. S. Government was $1.7 billion, of which $3.8 million had not been funded.

Liquidity and Capital Resources

     On December 9, 2003, we completed new financing arrangements for JRM and BWXT on a stand-alone basis. These financing arrangements include the issuance of the JRM Secured Notes and the entering into of a $125 million three-year revolving credit facility by BWXT (the “BWXT Credit Facility”). The BWXT Credit Facility was increased to $135 million in January 2004 and may be increased up to $150 million. Concurrent with the new financing arrangements, we cancelled our $166.5 million omnibus revolving credit facility, which was scheduled to expire on April 4, 2004. Neither the JRM Secured Notes nor the BWXT Credit Facility is guaranteed by MII.

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

     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million for a three-year term. Borrowings under the agreement may not exceed $100 million. BWXT may, at its option and subject to certain conditions, increase the aggregate commitments under the facility to $150 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at March 31, 2004. The interest rate at March 31, 2004 was 5.00%. Commitment fees are charged at a per annum rate of 0.50%, payable quarterly. Proceeds from the BWXT Credit Facility have been used to repay an intercompany loan from MII, to repay amounts owed by BWXT under the omnibus revolving credit facility and for general corporate purposes of BWXT, its subsidiaries and joint ventures. At March 31, 2004, BWXT had borrowings of $14.2 million and letters of credit of $53.3 million outstanding under the BWXT Credit Facility.

     As a result of continued losses in our Marine Construction Services segment, we have experienced negative cash flows for 2003 and for the first quarter of 2004. In addition, we expect JRM to experience negative cash flows for two of the remaining three quarters in 2004. We intend to fund JRM’s negative cash flows with the proceeds from the sale of the JRM Secured Notes, other potential borrowings or credit facilities permitted under the indenture governing the JRM Secured Notes, including a planned new letter of credit facility for JRM, and sales of nonstrategic assets, including certain marine vessels. However, covenants in the indenture governing the JRM Secured Notes contain various restrictions on asset sales in excess of $10 million and generally prohibit JRM’s use of such proceeds to fund working capital needs.

     JRM’s letters of credit are currently secured by collateral accounts funded with cash equal to 105% of the amount outstanding. Therefore, we are currently seeking a new letter of credit facility that would not require the pledge of JRM’s existing cash, which is critical to JRM’s liquidity, as collateral for letters of credit. If we are unable to obtain this new facility, JRM’s ability to pursue projects from customers who require letters of credit as a condition of award will be limited and JRM’s liquidity will continue to be restricted. Our ability to obtain a new letter of credit facility for JRM will depend on numerous factors, including JRM’s operating performance and overall market conditions, including conditions impacting potential third-party lenders. At March 31, 2004, JRM letters of credit secured by cash collateral accounts totaled approximately $75.4 million.

     If we are unable to obtain additional third-party financing for a new letter of credit facility for JRM, obtain other borrowings or sell JRM assets, we expect JRM will be unable to meet its working capital needs in the near-term. These factors cause substantial doubt about JRM’s ability to continue as a going concern. JRM would have to consider various alternatives including a potential restructuring or Chapter 11 filing. Should JRM file to reorganize under Chapter 11, we believe MII and its other subsidiaries, including MI, BWICO, BWXT and B&W, would not be a party to these proceedings. In addition, MII, MI, BWICO, BWXT and B&W have assessed their ability to continue as viable businesses and have concluded that they can fund their operating activities and capital requirements for the next twelve months. MII has not committed to support JRM should it be unable to acquire additional third-party financing. However, as discussed below, MII has guaranteed JRM’s performance under certain construction contracts and a Chapter 11 proceeding could pose significant risks to MII and its other subsidiaries if JRM is unable to perform its obligations.

     As of March 31, 2004, MII had outstanding performance guarantees for six JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. Five of these guarantees (with a total cap of $136 million) relate to projects which have been completed and are in the warranty periods, the latest of which would expire in January 2006. JRM has incurred minimal warranty costs in prior years and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims. The remaining MII performance guaranty for JRM (with a cap of $24 million) is for a pipeline project, which was completed in April 2004. This performance guaranty also runs through the one-year warranty period, which we expect to expire in April 2005.

     A Chapter 11 filing by JRM would require us to give notice to the U.S. Pension Benefit Guaranty Corporation (the “PBGC”). This would cause the PBGC to consider, among other things, whether it would be prudent for them to involuntarily terminate the JRM pension plan. JRM is current on all required pension funding obligations to date. However, as disclosed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2003, if the JRM qualified pension plan were terminated by the PBGC, we believe its termination liability would be significant (we estimated it would not exceed $55 million at December 31, 2003). If JRM were unable to meet this obligation, under applicable law, MII and its other subsidiaries would be jointly and severally liable to make up any shortfall. Based on our experience in the B&W Chapter 11 proceedings, we believe that it is unlikely that the PBGC would exercise its right to terminate the JRM pension plan. However, if the JRM pension plan were terminated and JRM were unable to fully fund its termination liability, we believe that one or more of MII’s U.S. subsidiaries would be required to make up any shortfall. Although we do not believe that this is likely, based on the current liquidity forecast for our other U.S. subsidiaries, a $55 million shortfall could be met. Although we believe an action by the PBGC is remote, it could result in a potential event of default under the BWXT Credit Facility, which could have a material adverse impact on MII’s liquidity.

     In March 2004, Standard and Poor’s raised its corporate credit ratings on MII and MI to B- from CCC+. At the same time, Standard and Poor’s lowered its credit rating on JRM to CCC+ from B-. In March 2004, Moody’s Investor Service also lowered its ratings of JRM to Caa1 from B3.

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

     At March 31, 2004, we had total cash and cash equivalents of $293.3 million. However, our ability to use $161.5 million of these funds is restricted due to the following: $86.4 million serves as collateral for letters of credit; $5.4 million serves as collateral for foreign exchange trading and other financial obligations; $45.5 million is required to meet reserve requirements of our captive insurance companies; $22.0 million is temporarily reserved to pay the first two payments of interest on the JRM Secured Notes on June 15, 2004 and December 15, 2004 as required by the indenture relating to the JRM Secured Notes; and $2.2 million is held in restricted foreign accounts. The $22.0 million temporary interest reserve is required until the later to occur of (1) the acceptance by the customer under the existing construction contract for the Devils Tower production platform and (2) the acceptance by the customer under the existing construction contract for the Front Runner production platform. In addition, at March 31, 2004 and December 31, 2003, our balance in cash and cash equivalents on our consolidated balance sheets includes approximately $18.5 million and $19.9 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.

     Our working capital, excluding restricted cash and cash equivalents, improved by approximately $25.6 million from a negative $204.8 million at December 31, 2003 to a negative $179.2 million at March 31, 2004. Since December 31, 2003, $28.7 million of restricted cash held by BWXT has been released. In addition, in accordance with the indenture relating to the JRM Secured Notes, the temporary interest reserve of $22.0 million will no longer be required upon completion of our Devils Tower and Front Runner projects as described in the preceding paragraph. We have received a certificate of final completion from the customer on Devils Tower and expect customer acceptance of Front Runner in the third quarter of 2004. If we are successful in obtaining a new letter of credit facility for JRM in 2004, we also expect to release a substantial amount of the cash currently pledged to cash collateralize outstanding letters of credit.

     Our net cash provided by investing activities decreased approximately $73.8 million to $17.4 million for the quarter ended March 31, 2004 from $91.2 million for the quarter ended March 31, 2003. Net cash provided by investing activities in the March 2003 quarter primarily resulted from the sale of investment securities after the release of cash collateral which had been used to secure a previous credit facility.

     At March 31, 2004, we had investments with a fair value of $42.8 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of March 31, 2004, we had pledged approximately $41.2 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

     At May 6, 2004, our liquidity position was as follows (in millions):

	JRM	MI	Other	Consolidated
Cash, cash equivalents and investments	$182	$1	$113	$296
Less restricted amounts:
Letter of credit collateral	(74)	—	(5)	(79)
Captive insurer requirements	(17)	—	(32)	(49)
Pledged securities	—	—	(41)	(41)
Temporary interest reserve	(22)	—	—	(22)
Restricted foreign accounts	(1)	—	(1)	(2)

Total free cash available	68	1	34	103
Amount available under BWXT Credit Facility	—	68	—	68

Total available liquidity	$68	$69	$34	$171

The table above represents our liquidity position at a single date which may not be indicative of our future liquidity position. JRM’s total available liquidity at March 31, 2004 and December 31, 2003 was $89.0 million and $131.7 million, respectively.

     As of March 31, 2004, MII had outstanding performance guarantees for five Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2005, were all executed in 2001 and have a cap of $46 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of March 31, 2004, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.

     On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendancy of their bankruptcy case. This $227.75 million facility is currently scheduled to expire on February 22, 2005. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W had no borrowings outstanding under this facility at March 31, 2004 or December 31, 2003. Letters of credit outstanding under the DIP Credit Facility at March 31, 2004 totaled approximately $157.1 million.

     As of March 31, 2004, MII, MI and BWICO have agreed to indemnify B&W for customer draws on $22.0 million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W’s Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, should customer draws occur on a significant amount of these letters of credit requiring MII, MI and BWICO, either individually or combined, to satisfy their primary, guaranty or indemnity obligations, the liquidity of MII, MI and BWICO would be strained. In addition, as of March 31, 2004, MII guaranteed surety bonds of approximately $75.7 million, of which $71.5 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bond guarantee obligations. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

     As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to us.

     As discussed in Note 9 to our condensed consolidated financial statements included in this report, we have reached an agreement in principle with the ACC and the FCR concerning a potential settlement for the B&W Chapter 11 proceedings. That agreement in principle includes the following key terms:

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

     This proposed settlement has been reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, and as amended through December 30, 2003, together with a third amended joint disclosure statement filed on June 25, 2003. The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. These hearings were completed at the Bankruptcy Court level on January 9, 2004, and the record before the Bankruptcy Court has closed. The plan proponents and the objectors to the plan filed proposed findings of fact and conclusions of law on February 17, 2004. Responses were filed on March 15, 2004. It is uncertain how the Bankruptcy Court will proceed at this point or how long it will take for the Bankruptcy Court to issue its opinion and order respecting confirmation of the plan, and it is also uncertain when and how the District Court will take action after the Bankruptcy Court has issued its opinion and order.

     As noted above, the proposed settlement is subject to approval by MII’s Board of Directors. We expect that approval will be impacted by the progress of proposed federal legislation entitled “The Fairness in Asbestos Injury Resolution Act of 2004” (Senate Bill 2290, the “FAIR Bill”), which is currently pending before the United States Senate. The FAIR Bill would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims. The bill has not been approved by the Senate and has not been introduced in the House of Representatives.

     Under the terms of the FAIR Bill, in its current form, companies that have been defendants in asbestos personal injury litigation, as well as insurance companies, would contribute amounts to a national trust on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment under the FAIR Bill based on an allocation methodology the FAIR Bill specifies. The FAIR Bill also contemplates, among other things, that the national fund would terminate if, at any time following the date which is seven years after the administrator of the fund begins to process claims, the administrator determines that, if any additional claims are resolved, the fund would not have sufficient resources when needed to pay 100% of all resolved claims and the fund’s debt repayment and other obligations. In that event, the fund would pay all then resolved claims in full, and the legislation would generally become inapplicable to all unresolved claims and all future claims. As a result, absent further federal legislation, with regard to the unresolved claims and future claims, the claimants and defendants would return to the tort system. There are many other provisions in the FAIR Bill that would affect its impact on B&W and the other Debtors, the Chapter 11 proceedings and our company.

     It is not possible to determine whether the FAIR Bill will ever be presented for a vote or adopted by the full Senate or the House of Representatives, or whether the FAIR Bill will be signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W and the other Debtors or the Chapter 11 proceedings. We anticipate that, during the legislative process, the terms of the FAIR Bill, as approved by the Senate Judiciary Committee, will change and that any such changes may be material to the FAIR Bill’s impact on B&W and the other Debtors. Many organized labor organizations, including the AFL-CIO, have indicated their opposition to the FAIR Bill, and the American Insurance Association, a national organization of insurance companies, has also expressed various concerns regarding the FAIR Bill in its current form. In light of the continuing opposition to the legislation, as well as other factors, we cannot currently predict whether the FAIR Bill will be enacted or, if enacted, how it would impact the B&W Chapter 11 proceedings, the Debtors or our company.

     See Note 1 to the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     In accordance with Rules 13a-15 and 15d-15 under the Securities Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, as we have disclosed in our annual report on Form 10-K for the year ended December 31, 2003, we have identified certain matters involving internal controls and operations of our Marine Construction Services segment which, among other things, impact our ability to forecast accurately total costs to complete fixed-price contracts, primarily first-of-a-kind projects, until we have performed all major phases of the work. In addition, our auditors have advised us that these matters are considered a “material weakness” in JRM’s ability to accurately estimate costs to complete first-of-a-kind projects. We are addressing these problems by improving controls throughout the bidding, contracting and project management process, as well as making changes in operating management personnel at JRM. Except for those changes, there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     The following table provides information on our purchases of equity securities during the quarter ended March 31, 2004, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

			Total number of	Maximum
			shares purchased	number of shares
	Total number	Average	as part of	that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs	plans or programs(1)
March 1, 2004 - March 31, 2004	55,873	$8.70	not applicable	not applicable
Total	55,873	$8.70	not applicable	not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 3.1*- McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit 32.1 — Section 1350 certification of Chief Executive Officer.

Exhibit 32.2 — Section 1350 certification of Chief Financial Officer.

(b)	Reports on Form 8-K

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

On March 19, 2004, we furnished to the SEC a current report on Form 8-K dated March 19, 2004, relating to a supplemental presentation posted on our corporate website, under Item 12 – Results of Operations and Financial Condition.

On March 25, 2004, we furnished to the SEC a current report on Form 8-K dated March 24, 2004, relating to Standard & Poor’s Ratings Services’ announcement of changes in credit ratings on McDermott International, Inc., McDermott Incorporated and J. Ray McDermott, S.A., under Item 5 – Other Events.

On March 26, 2004, we furnished to the SEC a current report on Form 8-K dated March 25, 2004, relating to Moody’s Investor Service’s announcement of its downgrade of the credit ratings on J. Ray McDermott, S.A., under Item 5 – Other Events.

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
May 10, 2004

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

*Incorporated by reference to the filing indicated.