Form 10-Q
period 2004-06-30
MCDERMOTT INTERNATIONAL INC
filed 2004-08-09
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ✓ ] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ✓ ] No [    ]

The number of shares of the registrant’s common stock outstanding at July 30, 2004 was 66,762,938.

McDERMOTT INTERNATIONAL, INC.

INDEX — FORM 10 - Q

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$134,694	$174,790
Restricted cash and cash equivalents	168,308	180,480
Accounts receivable - trade, net	214,234	195,073
Accounts receivable from The Babcock & Wilcox Company	5,017	6,192
Accounts and notes receivable - unconsolidated affiliates	10,292	14,024
Accounts receivable - other	28,613	38,296
Contracts in progress	78,480	69,485
Deferred income taxes	3,440	4,168
Other current assets	20,506	16,019

Total Current Assets	663,584	698,527

Property, Plant and Equipment	1,202,712	1,244,222
Less accumulated depreciation	854,535	880,460

Net Property, Plant and Equipment	348,177	363,762

Investments	42,820	42,800

Goodwill	12,926	12,926

Prepaid Pension Costs	18,573	18,722

Other Assets	160,156	112,137

TOTAL	$1,246,236	$1,248,874

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$11,988	$37,217
Accounts payable	164,430	146,665
Accounts payable to The Babcock & Wilcox Company	36,507	42,137
Accrued employee benefits	66,812	69,923
Accrued liabilities - other	178,607	166,129
Accrued contract costs	49,418	69,928
Advance billings on contracts	160,966	176,105
U.S. and foreign income taxes payable	28,474	14,727

Total Current Liabilities	697,202	722,831

Long-Term Debt	268,096	279,682

Accumulated Postretirement Benefit Obligation	26,388	26,861

Self-Insurance	74,197	60,737

Pension Liability	334,938	311,393

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	102,888	100,916

Other Liabilities	103,711	109,631

Commitments and Contingencies.
Stockholders’ Deficit:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 68,993,119 at June 30, 2004 and 68,129,390 at December 31, 2003	68,993	68,129
Capital in excess of par value	1,110,464	1,105,828
Accumulated deficit	(1,121,629)	(1,122,547)
Treasury stock at cost, 2,354,069 shares at June 30, 2004 and 2,061,407 at December 31, 2003	(65,332)	(62,792)
Accumulated other comprehensive loss	(353,680)	(351,795)

Total Stockholders’ Deficit	(361,184)	(363,177)

TOTAL	$1,246,236	$1,248,874

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)
	(In thousands, except per share amounts)
Revenues	$499,817	$595,475	$999,151	$1,108,212

Costs and Expenses:
Cost of operations	426,804	578,578	892,372	1,044,085
Selling, general and administrative expenses	45,526	36,052	89,118	77,235

	472,330	614,630	981,490	1,121,320

Equity in Income of Investees	8,197	5,237	15,940	13,125

Operating Income (Loss)	35,684	(13,918)	33,601	17

Other Income (Expense):
Interest income	872	909	1,820	1,889
Interest expense	(8,213)	(4,171)	(16,684)	(7,830)
Increase in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	(4,383)	(39,395)	(1,972)	(15,324)
Other-net	912	652	2,115	1,987

	(10,812)	(42,005)	(14,721)	(19,278)

Income (Loss) from Continuing Operations before Provision for Income Taxes and Cumulative Effect of Accounting Change	24,872	(55,923)	18,880	(19,261)
Provision for Income Taxes	13,087	4,624	17,962	11,661

Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	11,785	(60,547)	918	(30,922)
Income from Discontinued Operations	—	695	—	2,906

Income (Loss) before Cumulative Effect of Accounting Change	11,785	(59,852)	918	(28,016)
Cumulative Effect of Accounting Change	—	—	—	3,710

Net Income (Loss)	$11,785	$(59,852)	$918	$(24,306)

Earnings (Loss) per Common Share:
Basic
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$0.18	$(0.95)	$0.01	$(0.49)
Income from Discontinued Operations	$—	$0.01	$—	$0.05
Cumulative Effect of Accounting Change	$—	$—	$—	$0.06
Net Income (Loss)	$0.18	$(0.94)	$0.01	$(0.38)
Diluted
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$0.17	$(0.95)	$0.01	$(0.49)
Income from Discontinued Operations	$—	$0.01	$—	$0.05
Cumulative Effect of Accounting Change	$—	$—	$—	$0.06
Net Income (Loss)	$0.17	$(0.94)	$0.01	$(0.38)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
Net Income (Loss)	$11,785	$(59,852)	$918	$(24,306)
Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(26)	952	(26)	1,258
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	508	355	(2,150)	577
Reclassification adjustment for losses (gains) included in net income (loss)	(136)	(399)	300	(401)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	9	(62)	(8)	(191)
Reclassification adjustment for gains included in net income (loss)	—	(31)	(1)	(399)

Other Comprehensive Income (Loss)	355	815	(1,885)	844

Comprehensive Income (Loss)	$12,140	$(59,037)	$(967)	$(23,462)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2004	2003
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$918	$(24,306)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,426	21,177
Income or loss of investees, less dividends	(6,689)	(310)
Gain on asset disposals and impairments - net	(2,953)	(2,089)
Benefit from deferred taxes	(7,996)	(2,233)
Increase in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	1,972	15,324
Cumulative effect of accounting change	—	(3,710)
Other	1,200	3,293
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(4,633)	(8,049)
Net contracts in progress and advance billings	(24,102)	(31,781)
Accounts payable	12,130	7,401
Accrued and other current liabilities	(7,332)	(49,576)
Income taxes	13,748	(11,840)
Other, net	(9,326)	33,172

NET CASH USED IN OPERATING ACTIVITIES	(13,637)	(53,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	12,172	(12,312)
Purchases of property, plant and equipment	(8,111)	(20,727)
Purchases of available-for-sale securities	(34,965)	(232,364)
Sales of available-for-sale securities	5,140	131,241
Maturities of available-for-sale securities	30,025	227,493
Proceeds from asset disposals	6,601	2,377
Other	(1)	(399)

NET CASH PROVIDED BY INVESTING ACTIVITIES	10,861	95,309

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	—	(9,500)
Decrease in short-term borrowing	(36,750)	(39,875)
Issuance of common stock	281	271
Other	(857)	2,140

NET CASH USED IN FINANCING ACTIVITIES	(37,326)	(46,964)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	6	(6)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,096)	(5,188)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,790	129,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134,694	$124,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$16,939	$7,725
Income taxes - net	$24,428	$3,124

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

     We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three- and six-month periods ended June 30, 2004. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

     Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

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

     Due to the bankruptcy filing, we stopped consolidating the results of operations of B&W and its subsidiaries in our condensed consolidated financial statements, and we began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings. We revalue this estimate on a quarterly basis to reflect current conditions. For the six months ended June 30, 2004 and 2003, the revaluation of the estimated cost of the settlement resulted in an aggregate increase in the provision of $1.3 million and $16.4 million, respectively, primarily due to increases in our stock price. The increase in the provision includes tax benefits (expense) of $0.7 million and ($1.1) million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, our estimate for the cost of the settlement is $129.3 million. See Note 9.

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

     In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”) that either do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB revised FIN 46. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For a variable interest in a VIE acquired before February 1, 2003, we adopted FIN 46 as of January 1, 2004, the revised effective date. At the date of adoption of FIN 46, we had no entities that required consolidation as a result of adopting its provisions, as amended.

     In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It does not change the measurement or recognition of pension and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires disclosure of the components of net periodic benefit cost in interim financial statements. See Note 4 for the required interim financial statement disclosures. See also Note 6 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003, for additional disclosures about our pension plans and postretirement benefits.

     In January 2004, the FASB issued a staff position in response to certain accounting issues raised by the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on December 8, 2003. With regard to our financial reporting, the most significant issue concerns how and when to account for the federal subsidy to plan sponsors provided for in that Act. The staff position allows a company to defer recognizing the impact of the new legislation in its accounting for postretirement health benefits. If elected, the deferral is effective until authoritative guidance on the accounting for the federal subsidy is issued or until certain significant events occur, such as a plan amendment. We made this deferral election. In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which provides authoritative guidance on accounting for the effects of the new Medicare prescription drug legislation. We must adopt this staff position as of July 1, 2004 and are currently reviewing its impact, which we believe will be immaterial.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)
	(In thousands, except per share data)
Net income (loss), as reported	$11,785	$(59,852)	$918	$(24,306)
Add back: stock-based compensation cost included in net income (loss), net of related tax effects	985	634	681	1,355
Deduct: total stock-based compensation cost determined under fair-value-based method, net of related tax effects	(1,839)	(2,034)	(3,418)	(4,311)

Pro forma net income (loss)	$10,931	$(61,252)	$(1,819)	$(27,262)

Earnings (loss) per share:
Basic, as reported	$0.18	$(0.94)	$0.01	$(0.38)
Basic, pro forma	$0.17	$(0.96)	$(0.03)	$(0.43)
Diluted, as reported	$0.17	$(0.94)	$0.01	$(0.38)
Diluted, pro forma	$0.16	$(0.96)	$(0.03)	$(0.43)

NOTE 3 – DISCONTINUED OPERATIONS

     On August 29, 2003, we completed the sale of Menck GmbH (“Menck”), a component of our Marine Construction Services segment. We received cash of $17.3 million and recorded a gain on sale of $1.0 million in the year ended December 31, 2003. We reported the gain on sale and results of operations for Menck in discontinued operations. Accordingly, for the three and six months ended June 30, 2003, we reported the results of operations of Menck in discontinued operations. Condensed financial information for our operations reported in discontinued operations follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2003	2003
	(Unaudited)
	(In thousands)
Revenues	$5,849	$16,591
Income before Provision for Income Taxes	$869	$3,350

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS

     Components of net periodic benefit cost are as follows:

		Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	(Unaudited)
	(In thousands)
Service cost	$6,931	$5,835	$13,861	$13,586	$—	$—	$—	$—
Interest cost	29,415	28,353	58,832	57,097	623	602	1,247	1,204
Expected return on plan assets	(31,642)	(27,437)	(63,285)	(54,833)	—	—	—	—
Amortization of prior service cost	604	671	1,208	1,345	—	—	—	—
Recognized net actuarial loss	12,070	13,197	24,142	26,989	389	209	778	417

Net periodic benefit cost	$17,378	$20,619	$34,758	$44,184	$1,012	$811	$2,025	$1,621

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of accumulated other comprehensive loss included in stockholders’ deficit are as follows:

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$(29,535)	$(29,509)
Net Unrealized Loss on Investments	(31)	(22)
Net Unrealized Gain (Loss) on Derivative Financial Instruments	(1,087)	763
Minimum Pension Liability	(323,027)	(323,027)

Accumulated Other Comprehensive Loss	$(353,680)	$(351,795)

NOTE 6 – INVESTIGATIONS AND LITIGATION

Investigations and Litigation

     The injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11, currently extends through October 11, 2004. We intend to seek extensions of the preliminary injunction periodically through the pendancy of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues, although modifications to the nature and scope of the injunction may occur. See Note 9 to the condensed consolidated financial statements for information regarding B&W’s potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

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

     After trial on the issue of liability only, the federal district court orally found, on March 27, 2002, that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary’s similar motion for dismissal against Texaco’s builder’s risk underwriters. A final judgment was entered by the district court on October 30, 2003, from which an appeal has been taken by Texaco’s builder’s risk insurers. In the fourth quarter of 2003, Texaco, JRM and JRM’s underwriters settled the claims of Texaco for consequential damages. We have an agreement with our insurers under which, based on this settlement, we are obligated to pay $1.25 million per year through 2008 as an adjustment to premiums of prior years. This agreement resulted in a charge of approximately $5.4 million for the year ended December 31, 2003. A decision in the arbitration proceeding with regard to the Operator Subsidiary’s claims was rendered in April 2004, and an amount totaling approximately $6.0 million in excess of JRM’s net receivable was awarded to the Operator Subsidiary. Under the terms of the agreements that provided for the arbitration, the amount of the award is confidential. In a filing made in federal court in the Southern District of Texas, which presides over the Texaco antitrust claims relating to this project among others, Texaco has moved to vacate or modify the award. The Operator Subsidiary has filed an opposition to Texaco’s motion and has filed its own motion to confirm the award. For additional information on antitrust matters, see the description of the lawsuit filed by Shell Offshore, Inc. in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003.

     We plan to vigorously defend the appeal of Texaco’s builder’s risk insurers of the Louisiana district court’s dismissal of the claims against the Owner Subsidiary and the appeal of Texaco of the award in favor of the Operator Subsidiary in the arbitration proceeding. We do not believe that a reduction in the award in favor of the Operator Subsidiary in the arbitration proceeding is likely. Additionally, we do not believe that a material loss, above amounts already provided for, with respect to the claims of Texaco’s builder’s risk insurers, is likely, but in that event, we believe our insurance will provide coverage for these claims. However, the ultimate outcomes of the pending proceedings are uncertain, and an adverse ruling in either proceeding could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

     In early April 2001, a group of insurers that includes certain underwriters at Lloyd’s and Turegum Insurance Company (the “Plaintiff Insurers”) who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. In Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003, we disclosed that the parties are working to finalize a settlement of the counterclaim prior to commencement of the trial of the counterclaim. This trial, which was scheduled to commence on July 26, 2004, was continued by the court and we expect it to be rescheduled sometime in the fall of 2004 if the settlement is not finalized.

     On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, “Travelers”) filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called “non-products” asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court and the Asbestos Claimants Committee (the “ACC”) and the Future Claimants Representative (the “FCR”) in the B&W Chapter 11 proceedings have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers’ complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos “non-products” liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers’ duties and obligations with respect to coverage for B&W’s asbestos liabilities. The Court has bifurcated the case into two phases, with Phase I addressing the issue of whether previous agreements between the parties served to release Travelers from any coverage responsibility for asbestos “non-products” claims and Phase II addressing whether, in the absence of such a release, Travelers would be obligated to cover any additional asbestos-related bodily injury claims asserted against B&W. After discovery was completed, the parties filed cross-motions for summary judgment on Phase I issues. On August 22, 2003, the Court granted summary judgment to B&W, the ACC, the FCR, MI and MII, and against Travelers, finding that the agreements did not release Travelers from all asbestos liability and further finding that MII and MI were not liable to indemnify Travelers for asbestos-related non-products claims under those agreements. One of our captive insurers reinsured certain coverages provided by Travelers to B&W, and therefore, our captive insurer may have certain exposures, subject to the terms, conditions and limits of liability of the reinsurance coverages, in the event Travelers is ultimately found liable for any amounts to B&W, on account of asbestos-related non-products personal injury claims. The issue of whether Travelers will have any additional coverage liability to B&W will be considered in Phase II of the litigation, which has not yet commenced. We and the ACC and FCR have reached an agreement in principle to settle claims under certain Travelers insurance policies with respect to which our rights are to be assigned to the asbestos personal injury trust under the B&W plan of reorganization. The contemplated settlement would liquidate these rights into cash payments that would be paid to or for the benefit of the trust if and when the plan of reorganization becomes effective. The settlement is subject to reaching agreement on mutually acceptable terms and conditions and approval by the Bankruptcy Court. If the settlement is finalized, it would result in a stay and the ultimate dismissal of the Travelers proceedings described above.

     On December 9, 2002, a proceeding entitled Doug Benoit, et al. v. J. Ray McDermott, Inc., et al. was initiated against one of JRM’s subsidiaries and numerous third-party defendants in the 58th Judicial District Court of Jefferson County, Texas. This proceeding involves approximately 110 plaintiffs who have asserted claims under the Jones Act for alleged injuries as a result of exposures to asbestos and welding fumes while working onboard JRM’s marine construction vessels or in JRM’s fabrication facilities. In July 2004, we and the plaintiffs agreed to a settlement, subject to the execution of a mutually acceptable settlement agreement. We recorded the effect of the settlement as of June 30, 2004. The terms of the settlement are confidential. JRM has now brought claims in the proceeding against its insurers and third party manufacturers.

     On or about August 29, 2003, a proceeding entitled Barrera et al. v. McDermott International, Inc., et al., was filed in the 94th Judicial District Court, Nueces County, Texas, by approximately 550 plaintiffs against MII and an affiliate of JRM, alleging exposure to lead-contaminated paint in our Harbor Island facility. The petition alleges claims for negligence, battery and conspiracy, and seeks compensatory and exemplary damages. Of the plaintiffs identified, we believe that a substantial number were working for subcontractors of JRM. We have placed various subcontractors and a paint suppler on notice demanding that they defend and indemnify us against the claims in this proceeding on several grounds, including our rights under the contracts with those parties relating to the work or product they provided to us. Discovery is in its initial stages and no trial date has been set. We intend to vigorously defend this matter; however, the ultimate outcome of this proceeding is uncertain and an adverse decision could have a material impact on our financial position, results of operation and cash flow.

     On or about November 5, 2003 a proceeding entitled Jose Fragoso, et al. v. J. Ray McDermott, Inc., et al. was commenced in the 404th Judicial District Court of Cameron County, Texas. This proceeding involves approximately 160 plaintiffs who have alleged negligence for exposure to silica while working at an unspecified location. Thereafter, nine similar lawsuits were filed in the same district by the same law firm. In total, there are approximately 750 plaintiffs. In addition to J. Ray McDermott, Inc. and MII, the suits name six other premises defendants and allege additional claims against more than 70 product defendants. These 10 proceedings are in the initial stages, and no trial has been set at this time in any of these proceedings. The judge in the first of the filed cases has moved to consolidate all of the cases into one proceeding. This action has been appealed to the Texas Supreme Court. The Texas Supreme Court has set a briefing schedule but has not set a hearing date. The cases are stayed pending resolution of the consolidation action. An adverse outcome in these proceedings could have a material adverse impact on our financial position, results of operations and cash flow.

     In a 2003 decision by an arbitrator hearing one of our claims related to a project in India completed in the 1980s, we received a favorable award for a portion of our claim that, with interest added, is approximately $50 million. This decision has been appealed to the India Supreme Court which has heard the matter. We await a decision on this appeal. We have a remaining claim that could have an additional total value of approximately $50 million, including interest, which has not yet been decided by the arbitrator, and would also be subject to appeal. We have not recognized as income any amounts associated with the award or the remaining claim, as collection of these amounts is uncertain.

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

     Other than as noted above, the following legal proceedings have had no material change in status from that disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003:

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

     Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things:

•	performance- or warranty-related matters under our customer and supplier contracts and other business arrangements;

•	asbestos-related personal injury claims against MI, JRM, BWXT and their respective subsidiaries outside the context of the B&W Chapter 11 proceedings, including workers’ compensation claims, claims under the Jones Act, claims based on premises liability and other claims; and

•	other workers’ compensation claims, Jones Act claims, premises liability claims and other claims.

In our management’s opinion, based upon our prior experience, none of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other

     As of June 30, 2004, MII had outstanding performance guarantees for six JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $160 million) relate to projects that have been completed and are in the warranty periods, the latest of which would expire in January 2006. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims.

     As of June 30, 2004, MII had outstanding performance guarantees for five Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2005, were all executed in 2001 and have a cap of $46 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of June 30, 2004, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.

NOTE 7 — SEGMENT REPORTING

We have not changed our basis of segmentation or our basis of measurement of segment profit or loss from our last annual report. An analysis of our operations by segment is as follows:

Segment Information for the Three and Six Months Ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
REVENUES:
Marine Construction Services	$359,334	$467,972	$725,142	$863,012
Government Operations	140,490	127,523	274,019	245,231
Adjustments and Eliminations(1)	(7)	(20)	(10)	(31)

	$499,817	$595,475	$999,151	$1,108,212

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Marine Construction Services Transfers	$7	$6	$10	$13
Government Operations Transfers	—	14	—	18

	$7	$20	$10	$31

OPERATING INCOME (LOSS):
Segment Operating Income (Loss):
Marine Construction Services	$21,520	$(13,080)	$16,265	$2,388
Government Operations	23,874	14,325	37,186	30,395
Power Generation Systems	(223)	(188)	(445)	(378)

	$45,171	$1,057	$53,006	$32,405

Gain (Loss) on Asset Disposal and Impairments - Net:
Marine Construction Services	$(154)	$803	$337	$1,667
Government Operations	854	223	1,004	422
Power Generation Systems	1,612	—	1,612	—

	$2,312	$1,026	$2,953	$2,089

Equity in Income (Loss) of Investees:
Marine Construction Services	$746	$(885)	$1,909	$(577)
Government Operations	7,180	5,938	13,427	13,294
Power Generation Systems	271	184	604	408

	$8,197	$5,237	$15,940	$13,125

Segment Income (Loss):
Marine Construction Services	$22,112	$(13,162)	$18,511	$3,478
Government Operations	31,908	20,486	51,617	44,111
Power Generation Systems	1,660	(4)	1,771	30

	55,680	7,320	71,899	47,619
Corporate	(19,996)	(21,238)	(38,298)	(47,602)

TOTAL	$35,684	$(13,918)	$33,601	$17

NOTE 8 – EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Unaudited)
	(In thousands, except shares and per share amounts)
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$11,785	$(60,547)	$918	$(30,922)
Income from discontinued operations	—	695	—	2,906
Cumulative effect of accounting change	—	—	—	3,710

Net income (loss) for basic computation	$11,785	$(59,852)	$918	$(24,306)

Weighted average common shares	65,524,948	63,995,146	65,398,526	63,732,409

Basic earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.18	$(0.95)	$0.01	$(0.49)
Income from discontinued operations	$—	$0.01	$—	$0.05
Cumulative effect of accounting change	$—	$—	$—	$0.06
Net income (loss)	$0.18	$(0.94)	$0.01	$(0.38)
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$11,785	$(60,547)	$918	$(30,922)
Income from discontinued operations	—	695	—	2,906
Cumulative effect of accounting change	—	—	—	3,710

Net income (loss) for diluted computation	$11,785	$(59,852)	$918	$(24,306)

Weighted average common shares (basic)	65,524,948	63,995,146	65,398,526	63,732,409
Effect of dilutive securities:
Stock options and restricted stock	1,955,159	—	2,127,171	—

Adjusted weighted average common shares and assumed conversions	67,480,107	63,995,146	67,525,697	63,732,409

Diluted earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.17	$(0.95)	$0.01	$(0.49)
Income from discontinued operations	$—	$0.01	$—	$0.05
Cumulative effect of accounting change	$—	$—	$—	$0.06
Net income (loss)	$0.17	$(0.94)	$0.01	$(0.38)

     For the three and six months ended June 30, 2003, incremental shares of 2,071,348 and 1,828,972, respectively, related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been antidilutive.

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

     On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including BWXT, MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through October 11, 2004. We intend to seek extensions of the preliminary injunction periodically through the pendancy of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues, although modifications to the nature and scope of the injunction may occur.

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

     The proposed settlement has been reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, and as amended through June 21, 2004, together with a third amended joint disclosure statement filed on June 25, 2003. The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. These hearings were completed at the Bankruptcy Court level on January 9, 2004, and the record before the Bankruptcy Court has closed. The plan proponents and the objectors to the plan filed proposed findings of fact and conclusions of law on February 17, 2004. Responses were filed on March 15, 2004. It is uncertain how the Bankruptcy Court will proceed at this point or how long it will take for the Bankruptcy Court to issue its opinion and order respecting confirmation of the plan, and it is also uncertain when and how the District Court will take action after the Bankruptcy Court has issued its opinion and order.

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

     It is not possible to determine whether the FAIR Bill will ever be presented for a vote or adopted by the full Senate or the House of Representatives, or whether the FAIR Bill will be signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W and the other Debtors or the Chapter 11 proceedings. We anticipate that, during the legislative process, the terms of the FAIR Bill will change and that any such changes may be material to the FAIR Bill’s impact on B&W and the other Debtors. Some organized labor organizations, including the AFL-CIO, have indicated their opposition to the FAIR Bill, while other labor organizations support it. In light of the continuing opposition to the legislation, as well as other factors, we cannot currently predict whether the FAIR Bill will be enacted or, if enacted, how it would impact the B&W Chapter 11 proceedings, the Debtors or our company.

     As previously noted, we established an estimate for the cost of the settlement, reflecting the present value of our contributions and contemplated payments to the trusts as outlined above. We revalue this estimate on a quarterly basis. For the six months ended June 30, 2004 and 2003, the revaluation of the estimated cost of the settlement resulted in an aggregate increase in the provision of $1.3 million and $16.4 million, respectively, primarily due to increases in our stock price (in each case, from the price as of the last trading day of the immediately preceding quarter). The increase in the provision includes tax benefits (expense) of $0.7 million and ($1.1) million for the six months ended June 30, 2004 and 2003, respectively. The provision for the estimated cost of the B&W settlement is comprised of the following:

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Promissory notes to be issued	$89,215	$86,733
MII common shares to be issued	48,260	56,763
Share price guaranty obligation	33,255	26,921
Other	3,435	3,435
Estimated impact of tax separation and sharing agreement	(32,968)	(34,690)
Forgiveness of certain intercompany balances	(38,309)	(38,246)

Total	$102,888	$100,916
Plus: tax expense	26,379	27,032

Net provision for estimated cost of settlement	$129,267	$127,948

     The fair value of the promissory notes to be issued was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. The MII common shares to be issued were valued at our closing stock price on June 30, 2004 and December 31, 2003 of $10.16 and $11.95, respectively. The fair value of the share price guaranty obligation as of each of those dates was based on a present value calculation using our closing stock price on that date, assuming the number of shares to be issued is approximately 4.1 million and 2.8 million at June 30, 2004 and December 31, 2003, respectively. The estimated impact of the tax separation and sharing agreement was based on a present value of projected future tax reimbursements to be received pursuant to such arrangement between MI and B&W. If the proposed settlement is finalized, the final value of the overall settlement may differ significantly from the estimates currently recorded depending on a variety of factors, including changes in market conditions and the market value of our common shares when issued. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued.

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

Insurance Coverage and Claims

     Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At June 30, 2004, receivables of $20.1 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Currently, certain insurers are refusing to reimburse the Debtors for these receivables until the Debtors’ assumption, in bankruptcy, of their pre-bankruptcy filing contractual reimbursement arrangements with such insurers.

     Pursuant to the Bankruptcy Court’s order, a March 29, 2001 bar date was set for the submission of allegedly unpaid pre-Chapter 11 settled asbestos claims and a July 30, 2001 bar date for all other asbestos-related personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo/Parks Township facilities against the Debtors. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. The Debtors have accepted approximately 8,910 claims as pre-Chapter 11 binding settled claims at this time, with an aggregate liability of approximately $69 million. The Bankruptcy Court has disallowed approximately 33,000 claims as settled claims. If the Bankruptcy Court determined these claims were not settled prior to the filing of the Chapter 11 petition, these claims were entitled to be refiled as unsettled personal injury claims. As of July 30, 2001, approximately 223,000 additional asbestos personal injury claims, 60,000 related-party claims, 190 property damage claims, 229 derivative asbestos claims and 575 claims relating to the Apollo/Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 15,000 additional personal injury claims have been filed, including approximately 10,000 claims originally filed as allegedly settled claims that were disallowed by the Bankruptcy Court as settled claims and subsequently refiled as unsettled personal injury claims. Approximately 3,900 additional related-party claims, 28 property damage claims, 194 derivative claims and three Apollo/Parks Township claims have also been filed since the July 30, 2001 bar date. A bar date of January 15, 2003 was set for the filing of certain general unsecured claims. As of January 15, 2003, approximately 2,700 general unsecured claims were filed, and the Debtors commenced an analysis of these claims and filed objections to many of them. These include claims filed by various insurance companies seeking recovery from the Debtors under various theories, and priority tax claims, which appear to be estimates of liability by taxing authorities for ongoing audits of MI. The Debtors believe that these claims are without merit and are contesting them. The Debtors continue to analyze claims filed by the January 15, 2003 bar date. The estimated total alleged liability, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage insurance coverages. The Debtors filed a proposed Litigation Protocol with the U. S. District Court on October 18, 2001, setting forth the intention of the Debtors to challenge all unsupported claims and taking the position that a significant number of those claims may be disallowed by the Bankruptcy Court. The ACC and the FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims. No decision was rendered by the Court, and these matters were stayed pending the consensual settlement negotiations between the parties.

     During the course of the bankruptcy proceeding and continuing to the present, we and the ACC and FCR have been in settlement negotiations with insurers of B&W and MII that have issued the insurance policies whose rights will be assigned to the asbestos personal injury trust under the B&W plan of reorganization. The settlement negotiations generally seek to liquidate insurance policy rights into cash payments that would be paid to or for the benefit of the trust if and when the plan of reorganization becomes effective. To date, we and the ACC and FCR have reached settlements with the CNA insurers, Affiliated FM Insurance Company, the AIG member insurance companies, Associated International Insurance Company, First State Insurance Company and Northwestern National Insurance Company, which agreements collectively provide for the payment of over $139 million in insurance proceeds to the asbestos personal injury trust after the plan effective date, in exchange for a release of certain coverage liabilities of these insurers. Under the terms of these agreements, the settling insurers would withdraw any objections to the plan of reorganization and, if and when the plan becomes effective, these insurers would receive the benefit of the plan’s Section 524(g) injunction with respect to B&W asbestos claims. These six settlements have been approved by the Bankruptcy Court. We are also engaged in settlement negotiations with other insurers of B&W, and we and the ACC and FCR have agreements in principle with certain of them, including Travelers, Prudential Assurance Ltd. and the KWELM companies, subject to the completion of mutually acceptable settlement agreements. In addition, the ACC and the FCR and underwriters at Lloyd’s/Equitas recently have reached an agreement in principle to settle certain insurance rights under Lloyd’s policies issued to B&W and MII. At this time, we are evaluating the terms and conditions of the proposed agreement, which are still subject to negotiation by the parties. Subject to the completion of mutually acceptable terms and conditions, we may also enter into additional insurer settlement agreements in the future, which would be subject to the approval of the Bankruptcy Court. See Note 6 for information on legal proceedings involving Travelers and certain underwriters at Lloyd’s and Turegum Insurance Company and Lloyd’s, London and certain London Market companies.

Debtor-in-Possession Financing

     In connection with the bankruptcy filing, the Debtors entered into a $300 million debtor-in-possession revolving credit facility (the “DIP Credit Facility”), which was subsequently reduced to $227.75 million, with a group of lenders for a term currently scheduled to expire in February 2005. All amounts owed under the facility have a super-priority administrative expense status in the bankruptcy proceedings. The Debtors’ obligations under the facility are (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and nonperformance letters of credit issued under the facility cannot exceed $100 million in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. There were no borrowings under this facility at June 30, 2004 or December 31, 2003.

     A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the “Pre-existing LCs”). MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of June 30, 2004, approximately $167.1 million in letters of credit had been issued under the DIP Credit Facility, of which approximately $18.8 million was to replace or backstop Pre-existing LCs.

     In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. At June 30, 2004, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $59.0 million, of which approximately $5.9 million relates to bonds issued after February 21, 2000.

     As to the guarantee and indemnity obligations related to B&W’s letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

Financial Results and Reorganization Items

     Summarized financial data for B&W is as follows:

INCOME STATEMENT INFORMATION

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003		2004	2003
	(Unaudited)
	(In thousands)
Revenues	$357,288	$352,259		$734,424	$733,254
Income (Loss) before Provision for (Benefit from) Income Taxes	$34,812	$(50,427	)(1)	$68,317	$(34,880	)(1)
Net Income (Loss)	$45,243	$(51,727)		$69,459	$(38,276)

(1)Includes a provision totaling $70.0 million for an increase in B&W’s asbestos liability.

BALANCE SHEET INFORMATION

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Assets:
Current Assets	$688,404	$701,380
Non-Current Assets	1,622,009	1,596,073

Total Assets	$2,310,413	$2,297,453

Liabilities:
Current Liabilities	$447,030	$504,033
Non-Current Liabilities(1)	1,816,008	1,813,736
Stockholder’s Equity (Deficit)	47,375	(20,316)

Total Liabilities and Stockholder’s Equity (Deficit)	$2,310,413	$2,297,453

(1)Includes liabilities subject to compromise of approximately $1.8 billion, which primarily result from asbestos-related issues.

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

NOTE 10 – RISKS AND UNCERTAINTIES

     As disclosed in Note 12 to our annual report on Form 10-K for the year ended December 31, 2003, our operating results for the years ended December 31, 2003 and 2002 were adversely affected by material losses on several large marine construction contracts, including the contracts related to: three Spar projects, Medusa, Devils Tower and Front Runner; the Carina Aries project off the coast of Argentina; and the Belanak FPSO project on Batam Island. Each of these projects was a first-of-a-kind project that JRM entered into on a fixed-price basis during 2001 or early 2002.

     We recorded losses of $149.3 million during 2002 and $27.9 million during 2003 on the three Spar projects. During 2003, we also recorded estimated losses of $66.5 million on the Carina Aries project and $25.2 million on the Belanak FPSO project. We recorded approximately $23.4 million in recoveries and productivity improvements on these contracts in our income statement during the three months ended June 30, 2004. However, we continue to incur negative cash flows on these projects primarily due to the cost overruns recorded in the prior year. We expect that these negative cash flows will continue through the remainder of 2004.

     The three Spar projects are complete. Remaining issues related to each spar project include ongoing exposure to potential warranty claims from the respective customers during the respective one-year warranty periods. We have accrued warranty reserves which we believe are adequate to cover all known and likely warranty claims at this time. However, our experience with respect to Spar warranties is limited, and it is possible that actual warranty claims will exceed the amounts we have provided for at June 30, 2004.

     The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. The one-year warranty period on Medusa will expire on August 22, 2004.

     We completed and handed over Front Runner, receiving acceptance from the customer on August 2, 2004. In the three months ended June 30, 2004, we recorded favorable contract cost adjustments on Front Runner totaling approximately $5.1 million, primarily attributable to a change order for offshore work, reductions in cost estimates for work completed during the quarter and reduced exposure to schedule-related liquidated damages. The one-year warranty period on Front Runner will expire on August 2, 2005.

     In early 2003, our assessment was that the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint application, and, on March 21, 2003, we filed an action against the paint supplier and certain of its related parties for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to the schedule and developed a plan for paint and pile installation issues. Since then, all nine piles on Devils Tower have been successfully installed and accepted by the United States Minerals Management Service, the U.S. Government regulatory agency for offshore structures. We received a certificate of final completion from our customer on this project in April 2004. In the three months ended June 30, 2004, we recorded favorable contract cost adjustments on Devils Tower totaling approximately $2.0 million, primarily attributable to change orders approved during the quarter and an insurance recovery of costs incurred on pile-related issues. Remaining issues include a dispute with the subcontractor, Bay Ltd., and paint issues. The one-year warranty period on Devils Tower will expire on February 24, 2005.

     With regard to the Carina Aries project, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $66.5 million during the year ended December 31, 2003. We completed the pipeline work in March 2004 and topsides installation in May 2004. We expect to complete the remaining work necessary to obtain the customer’s acceptance by September 30, 2004. In the three months ended June 30, 2004, we recorded favorable contract cost adjustments on Carina Aries totaling approximately $8.8 million, primarily attributable to reduced cost estimates for the offshore work completed during the quarter and reduced fees for letters of credit associated with the project. Remaining issues include ongoing exposure to potential warranty claims from the customer during the warranty period, which will begin when we obtain provisional acceptance from the customer.

     In early June 2004, while returning to the United States from the Carina Aries project, the Intermac 404, a launch barge, capsized and sunk off the coast of South America. No personnel were aboard the barge and no injuries were sustained. The cause of the incident is under investigation. The barge, which was under tow by a third-party vessel, was transporting various items, including a plow and welding equipment. We do not anticipate any adverse financial impact as a result of this event or to any of our future projects in backlog. We believe the loss is insured, subject to applicable deductibles.

     With regard to the Belanak FPSO project, which involves a subcontract to JRM for the fabrication of topsides for an FPSO in Indonesia, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $25.2 million during the year ended December 31, 2003. The increase in cost was attributable to overruns of the material and subcontractor cost estimates, as well as labor costs to complete. In the three months ended June 30, 2004, we recorded favorable contract cost adjustments on Belanak totaling approximately $7.5 million, primarily attributable to reduced cost estimates as a result of productivity improvements, as well as reduced exposure to liquidated damages. At June 30, 2004, our estimate of the percentage of completion for this project was approximately 97.7%. Schedule extensions to dates related to liquidated damages have been agreed with the customer and the JRM portion of the project is expected to be completed in September 2004. Remaining issues relate to liquidated damages under the revised contract and our ability to meet our forecast of required manhours to complete this project.

     As of June 30, 2004, we have provided for our estimated losses on these contracts and our estimated costs to complete all our other contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. In addition, our other fixed-price contracts are subject to various risks, including commodity price fluctuations, primarily steel prices. Given the risks inherent in fixed-price contracts, we may continue to have difficulty estimating costs to complete fixed-price contracts and, therefore, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods, since our backlog will continue to contain fixed-price contracts. Such adjustments could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, positive adjustments to overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.

NOTE 11 – RESTRICTED CASH AND LIQUIDITY

     At June 30, 2004, we had total cash and cash equivalents of $303 million. However, as of June 30, 2004, our ability to use $168.3 million of these funds is restricted due to the following: $75.8 million serves as collateral for letters of credit; $5.3 serves as collateral for foreign exchange trading and other financial obligations; $44.2 million is required to meet reinsurance reserve requirements of our captive insurance companies; $22.0 million is temporarily reserved to pay the next two succeeding payments of interest on JRM’s 11% senior secured notes (the “JRM Secured Notes”), as required by the indenture relating to the JRM Secured Notes; $18.7 million related to an asset sale is held in an escrow account in accordance with the indenture relating to the JRM Secured Notes; and $2.3 million is held in restricted foreign accounts. The $22.0 million temporary interest reserve was required until the acceptance by the customer under the construction contract for the Front Runner production platform. The Front Runner platform was accepted by the customer on August 2, 2004, and the $22.0 million of cash that was held in a reserve account as of June 30, 2004 is now available to JRM for general corporate purposes.

     As a result of the B&W bankruptcy filing in February 2000, our access to the cash flows of B&W and its subsidiaries has been restricted. In addition and as discussed in Note 10, JRM has incurred substantial cost overruns on its three Spar projects, the Carina Aries project and the Belanak FPSO project. Further, MI is restricted, as a result of covenants in its public debt indenture, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments. During the quarter ended June 30, 2004, MII and JRM entered into an accounts receivable sale and purchase agreement for up to $25 million to provide financial support to JRM should it be needed. Given these issues, we have assessed our ability to continue as a viable business and have concluded that we can fund our operating activities and capital requirements for the next 12 months. Management’s plans with regards to these issues are as follows:

•	B&W Chapter 11 Filing. Our ability to obtain a successful and timely resolution to the B&W Chapter 11 proceedings has impacted our access to, and sources of, capital. We believe the completion of the overall settlement outlined in Note 9 will alleviate the impact of this uncertainty.

•	JRM’s Negative Cash Flows. Due primarily to the losses on three Spar projects, the Carina Aries project and the Belanak FPSO project recorded during the years ended December 31, 2003 and 2002 (see Note 10), we expect JRM to experience negative cash flows for the remainder of 2004. We intend to fund JRM’s negative cash flows with unrestricted cash, other potential borrowings or credit facilities permitted under the indenture relating to the JRM Secured Notes, and proceeds from sales of nonstrategic assets, including certain marine vessels. However, covenants in the indenture relating to the JRM Secured Notes contain various restrictions on asset sales in excess of $10 million and generally prohibit JRM’s use of such proceeds to fund working capital needs. In July 2004, JRM completed the sale of its DB60 combination derrick and pipelay barge and its Oceanic 93 barge, together with a shearleg crane installed on that vessel. The cash sales price received for the DB60 was approximately $44 million. JRM currently plans to use the proceeds from the sale of the DB60 to fund forecasted capital expenditures over the next 12 months, a use permitted under the indenture relating to the JRM Secured Notes. The cash sales price received for the Oceanic 93 was approximately $18.7 million and the proceeds will also be used in accordance with the indenture relating to the JRM Secured Notes. The Oceanic 93 was a mortgaged vessel under the indenture and the proceeds from its sale must be used within 12 months either to acquire a new mortgaged vessel, to improve or repair an existing mortgaged vessel or to make an offer to purchase a pro rata amount of the JRM Secured Notes.

•	JRM’s Letters of Credit. JRM’s letters of credit are currently secured by collateral accounts funded with cash equal to 105% of the amount outstanding. Due to JRM’s improving liquidity position and cash flow forecast, JRM has ceased negotiations on the new letter of credit facility that it was pursuing as disclosed in Note 21 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003. We believe, based on our current liquidity forecast, that a $75 million to $100 million letter of credit facility is not necessary to JRM’s near-term liquidity. JRM will continue to cash collateralize its letters of credit and will continually evaluate the need for additional borrowings or credit facilities as the opportunity or need arises.

•	Outlook. As disclosed in Note 21 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003, there is substantial doubt about JRM’s ability to continue as a going concern. The following events have occurred through the date of this report which we believe have improved JRM’s liquidity position from December 31, 2003:

•	the $22 million temporary interest reserve has been released due to completion of the Spar projects (See Note 10);

•	JRM has completed the sales of its DB60 and Oceanic 93 vessels resulting in cash proceeds of approximately $44 million and $18.7 million, respectively (See bullet beginning on page 27, JRM’s Negative Cash Flows, for restrictions on the use of these proceeds);

•	JRM and MII have entered into an accounts receivable sale and purchase agreement for up to $25 million to provide financial support to JRM should it be needed;

•	the Belanak and Carina Aries projects are both in excess of 97% complete and our risk of cost overruns on these projects impacting our liquidity is significantly reduced; and

•	JRM continues to pursue the sale of additional non-strategic assets.

Although JRM’s liquidity has improved, JRM’s backlog has declined by approximately 25% from December 2003 levels. While JRM is actively pursuing many projects, given the current market conditions in the Gulf of Mexico and Asia-Pacific regions, it is possible that JRM’s backlog will continue to decline throughout the remainder of 2004. While JRM’s cash flow provided by operating activities was positive for the quarter ended June 30, 2004, further declines in backlog could have a negative impact on cash flows beyond 2004.

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

     In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments, and availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to offshore marine construction operations;

•	the ability of JRM to maintain its forecasted financial performance, including its ability to manage and estimate costs associated with its fixed-price long-term projects;

•	the ability of JRM to obtain a letter of credit facility;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings and the related proposed settlement involving B&W and certain of its subsidiaries and MII;

•	the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002;

•	the potential impact on available insurance due to the recent increases in bankruptcy filings by asbestos-troubled companies;

•	the potential impact on our insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

•	legislation proposed by members of the U.S. Congress that, if enacted, could reduce or eliminate the tax advantages we derive from being organized under the laws of the Republic of Panama;

•	proposed legislation that, if enacted, could limit or prohibit us from entering into contracts with the U.S. Government;

•	changes in, and liabilities relating to, existing environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East and Asia Pacific;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit;

•	the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.

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

GENERAL

     In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues. Each of our business segments has been capitalized and is financed on a stand-alone basis. Debt covenants generally preclude using the financial resources or the movement of excess cash from one segment for the benefit of the other. Our Marine Construction Services segment has incurred substantial operating losses over the last two years, which has strained its liquidity. Liquidity available to our other segment, Government Operations, is not available to satisfy the needs of our Marine Construction Services segment. During the quarter ended June 30, 2004, MII and JRM entered into an accounts receivable sale and purchase agreement for up to $25 million to provide financial support to JRM should it be needed. However, cash available at MII may not be sufficient to fund forecast negative cash flow at JRM, if MII chose to do so. See the further discussion in “Liquidity and Capital Resources” below.

Marine Construction Services Segment

     Our operating results for the years ended December 31, 2003 and 2002 were adversely affected by material losses on several large marine construction contracts, including the contracts related to: three Spar projects, Medusa, Devils Tower and Front Runner; the Carina Aries project off the coast of Argentina; and the Belanak FPSO project on Batam Island. At June 30, 2004, JRM’s backlog included approximately $28.4 million related to uncompleted work on the Front Runner, Carina Aries, and Belanak FPSO projects. Each of these projects was a first-of-a-kind project that JRM entered into on a fixed-price basis during 2001 or early 2002.

     We recorded losses of $149.3 million during 2002 and $27.9 million during 2003 on the three Spar projects. During 2003, we also recorded estimated losses of $66.5 million on the Carina Aries project and $25.2 million on the Belanak FPSO project. We recorded approximately $23.4 million in recoveries and productivity improvements on these contracts in our income statement during the three months ended June 30, 2004. However, we continue to incur negative cash flows on these projects primarily due to the cost overruns recorded in the prior year. We expect that these negative cash flows will continue through the remainder of 2004.

     The three Spar projects are complete. Remaining issues related to each spar project include ongoing exposure to potential warranty claims from the respective customers during the respective one-year warranty periods. We have accrued warranty reserves which we believe are adequate to cover all known and likely warranty claims at this time. However, our experience with respect to Spar warranties is limited, and it is possible that actual warranty claims will exceed the amounts we have provided for at June 30, 2004.

     The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. The one-year warranty period on Medusa expires on August 22, 2004.

     We completed and handed over Front Runner, receiving acceptance from the customer on August 2, 2004. In the three months ended June 30, 2004, we recorded favorable contract cost adjustments on Front Runner totaling approximately $5.1 million, primarily attributable to a change order for offshore work, reductions in cost estimates for work completed during the quarter and reduced exposure to schedule-related liquidated damages. The one-year warranty period on Front Runner will expire on August 2, 2005.

     In early 2003, our assessment was that the major challenge in completing Devils Tower within its revised budget was to remain on track with the revised schedule for topsides fabrication due to significant liquidated damages that are associated with the contract. At that time, it appeared that a substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint application, and, on March 21, 2003, we filed an action against the paint supplier and certain of its related parties for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to the schedule and developed a plan for paint and pile installation issues. Since then, all nine piles on Devils Tower have been successfully installed and accepted by the United States Minerals Management Service, the U.S. Government regulatory agency for offshore structures. We received a certificate of final completion from our customer on this project in April 2004. In the three months ended June 30, 2004, we recorded favorable contract cost adjustments on Devils Tower totaling approximately $2.0 million, primarily attributable to change orders approved during the quarter and an insurance recovery of costs incurred on pile-related issues. Remaining issues include a dispute with the subcontractor, Bay Ltd., and paint issues. The one-year warranty period on Devils Tower will expire on February 24, 2005.

     With regard to the Carina Aries project, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $66.5 million during the year ended December 31, 2003. We completed the pipeline work in March 2004 and topsides installation in May 2004. We expect to complete the remaining work necessary to obtain the customer’s acceptance by September 30, 2004. In the three months ended June 30, 2004, we recorded favorable contract cost adjustments on Carina Aries totaling approximately $8.8 million, primarily attributable to reduced cost estimates for the offshore work completed during the quarter and reduced fees for letters of credit associated with the project. Remaining issues include ongoing exposure to potential warranty claims from the customer during the warranty period, which will begin when we obtain provisional acceptance from the customer.

     In early June 2004, while returning to the United States from the Carina Aries project, the Intermac 404, a launch barge, capsized and sunk off the coast of South America. No personnel were aboard the barge and no injuries were sustained. The cause of the incident is under investigation. The barge, which was under tow by a third-party vessel, was transporting various items, including a plow and welding equipment. We do not anticipate any adverse financial impact as a result of this event or to any of our future projects in backlog. We believe the loss is insured, subject to applicable deductibles.

     With regard to the Belanak FPSO project, which involves a subcontract to JRM for the fabrication of topsides for an FPSO in Indonesia, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $25.2 million during the year ended December 31, 2003. The increase in cost was attributable to overruns of the material and subcontractor cost estimates, as well as labor costs to complete. In the three months ended June 30, 2004, we recorded favorable contract cost adjustments on Belanak totaling approximately $7.5 million, primarily attributable to reduced cost estimates as a result of productivity improvements, as well as reduced exposure to liquidated damages. At June 30, 2004, our estimate of the percentage of completion for this project was approximately 97.7%. Schedule extensions to dates related to liquidated damages have been agreed with the customer and the JRM portion of the project is expected to be completed in September 2004. Remaining issues relate to liquidated damages under the revised contract and our ability to meet our forecast of required manhours to complete this project.

     As of June 30, 2004, we have provided for our estimated losses on these contracts and our estimated costs to complete all our other contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. In addition, our other fixed-price contracts are subject to various risks, including commodity price fluctuations, primarily steel prices. Given the risks inherent in fixed-price contracts, we may continue to have difficulty estimating costs to complete fixed-price contracts and, therefore, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods, since our backlog will continue to contain fixed-price contracts. Such adjustments could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, positive adjustments to overall contract costs at completion could materially improve our results of operations, financial condition and cash flow. As disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the year ended December 31, 2003, JRM believed it had the opportunity to recover up to $25 million of the losses incurred in 2003. During the quarter ended March 31, 2004, JRM recorded the benefit of $5 million in insurance claims and change orders. As described in the preceding paragraphs, during the quarter ended June 30, 2004, JRM recognized approximately $23.4 million in recoveries and productivity improvements related to losses incurred in 2003.

Other

     As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and we began presenting our investment in B&W on the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the year ended December 31, 2002. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings. We revalue this estimate on a quarterly basis to reflect current conditions. For the six months ended June 30, 2004 and 2003, the revaluation of the estimated cost of the settlement resulted in an aggregate increase in the provision of $1.3 million and $16.4 million, respectively, primarily due to increases in our stock price. The reduction in the provision includes tax benefits (expense) of $0.7 million and ($1.1) million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, our estimate for the cost of the settlement is $129.3 million. See Note 9 to our condensed consolidated financial statements included in this report for details regarding this estimate.

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

     For a summary of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these policies during the six months ended June 30, 2004.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2004 vs. THREE MONTHS ENDED JUNE 30, 2003

Marine Construction Services

     Revenues decreased 23% to $359.3 million. The decrease resulted from reduced activity in Southeast Asia and the Middle East and lower activity on spar projects and the Carina Aries project off the coast of southern Argentina. The lower activity on spar projects was due to completion of the Medusa spar in 2003 and the Devils Tower spar in February 2004. We also experienced comparatively lower activity on the Carina Aries project, which was substantially complete at the end of March 2004. The reduced activity was partly offset by increased activity on a topsides fabrication contract at our Morgan City fabrication facility and increased activity on topsides fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea.

     Segment operating income (loss), which is before equity in income of investees, improved $34.6 million from a loss of $13.1 million to income of $21.5 million. Positive operating income from projects was further improved by favorable contract cost adjustments totaling approximately $23.4 million resulting from favorable productivity and change order settlements on the Devils Tower and Front Runner spar projects, the Carina Aries project and the Belanak FPSO topsides project. In addition, results for the quarter ended June 30, 2003 included losses totaling $39.9 million on the Carina Aries project. These improvements were partially offset by charges recorded for severance costs, additional drydock costs on one of our marine vessels and the settlement of a legal proceeding. In addition, general and administration expenses increased $9.1 million to $24.4 million, due to increased sales and proposals expense, increased regulatory compliance expense attributable to compliance with recently adopted SEC regulations and NYSE rules in accordance with the Sarbanes-Oxley Act of 2002, higher premiums for officers and directors insurance, increased costs associated with treasury and financial systems and increased oversight efforts related to project controls and project management.

     Equity in income (loss) of investees improved $1.6 million from a loss of $0.9 million to income of $0.7 million, due to increased royalty income recognized in our Spar International Inc. joint venture. In addition, the three months ended June 30, 2003 included a loss recorded for final settlement of tax liabilities of a previously dissolved international joint venture.

Government Operations

     Revenues increased $13.0 million to $140.5 million, primarily due to higher volumes from the manufacture of nuclear components for certain U.S. Government programs, mainly due to higher earned engineering manhours and increased productivity, and higher volumes from our commercial nuclear environmental services. Revenues also increased in our other government operations due to additional fuel fabrication work. These increases were partially offset by lower revenues from our commercial work. In addition, the June 2003 quarter included revenues resulting from favorable resolution of a contract dispute.

     Segment operating income, which is before equity in income of investees, increased $9.6 million to $23.9 million, primarily due to higher volume and margins from the manufacture of nuclear components for certain U.S. Government programs because of increased productivity and improved reimbursement of costs. In addition, we experienced improved margins from the manufacturing and operating contracts for U.S. Government-owned facilities. These increases were partially offset by higher general and administrative costs due to higher corporate allocations, costs related to implementation of a new enterprise resource planning system, and increased bidding activity. In addition, the June 2003 quarter included income resulting from favorable resolution of a contract dispute.

     Equity in income of investees increased $1.2 million to $7.2 million, primarily due to increased operating results from a joint venture in Tennessee and additional income resulting from the elimination of a one-month lag in reporting for a joint venture in Texas.

Corporate

     Unallocated corporate expenses decreased $1.2 million to $20.0 million, primarily due to a $2.2 million reduction in corporate qualified pension plan expense from $18.0 million in 2003 to $15.8 million in 2004 and increased allocation of corporate costs to the operating segments. These decreases were partially offset by higher corporate departmental expenses in 2004.

Other Income Statement Items

     Interest expense increased $4.0 million to $8.2 million, primarily due to higher interest costs associated with the $200 million aggregate principal amount of JRM’s 11% senior secured notes due 2013 (the “JRM Secured Notes”).

     For the three months ended June 30, 2004, the increase in our provision for income taxes was primarily associated with an increase in income in taxable jurisdictions. In addition, for the three months ended June 30, 2004, we reduced our valuation allowance for the realization of deferred tax assets by $1.8 million from $199.3 million to $197.5 million. For the three months ended June 30, 2003, the $39.4 million of expense from the increase in the estimated cost of the B&W bankruptcy settlement had little associated tax effect. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2004 vs. SIX MONTHS ENDED JUNE 30, 2003

Marine Construction Services

     Revenues decreased 16% to $725.1 million. The decrease resulted from reduced activity in Southeast Asia and the Middle East and lower activity on spar projects and the Carina Aries project off the coast of southern Argentina. The lower activity on spar projects was due to completion of the Medusa spar in 2003 and the Devils Tower spar in February 2004 and lower activity on the Carina Aries project, which was substantially complete at the end of March 2004. The reduced activity was partly offset by increased activity on a topsides fabrication contract at our Morgan City fabrication facility and increased activity on topsides fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea.

     Segment operating income, which is before equity in income of investees, increased $13.9 million from $2.4 million to $16.3 million. Positive operating income from projects was due primarily to favorable contract cost adjustments totaling approximately $23.4 million resulting from favorable productivity and change order settlements on the Devils Tower and Front Runner spar projects, the Carina Aries project and the Belanak FPSO topsides project. In addition, results for the six months ended June 30, 2003 included losses totaling $39.9 million on the Carina Aries project. These improvements were partially offset by charges recorded for severance costs, additional drydock costs on one of our marine vessels and the settlement of a legal proceeding. In addition, general and administration expenses increased $14.2 million to $47.7 million, due to increased sales and proposal expense, increased regulatory compliance expense attributable to compliance with recently adopted SEC regulations and NYSE rules in accordance with the Sarbanes-Oxley Act of 2002, higher premiums for officers and directors insurance, increased costs associated with treasury and financial systems, and increased oversight efforts related to project controls and project management.

     Equity in income (loss) of investees improved $2.5 million from a loss of $0.6 million to income of $1.9 million, primarily due to increased royalty income recognized in our Spar International Inc. joint venture. In addition, the six months ended June 30, 2003 included a loss recorded for final settlement of tax liabilities of a previously dissolved international joint venture.

Government Operations

     Revenues increased $28.8 million to $274.0 million, primarily due to higher volumes from the manufacture of nuclear components for certain U.S. Government programs, our commercial nuclear environmental services, and our other government operations due to additional fuel fabrication work. These increases were partially offset by lower revenues from our commercial work and management and operating contracts. In addition, the six months ended June 30, 2003 included revenues resulting from favorable resolution of contract disputes.

     Segment operating income, which is before equity in income of investees, increased $6.8 million to $37.2 million, primarily due to higher volume and margins from the manufacture of nuclear components for certain U.S. Government programs. In addition, we experienced improved margins from our other government operations due to additional fuel fabrication work. These increases were partially offset by higher general and administrative costs due to higher corporate allocations, costs related to implementation of a new enterprise resource planning system and increased bidding activity. In addition, the six months ended June 30, 2003 included income resulting from favorable resolution of contract disputes.

     Equity in income of investees increased $0.1 million to $13.4 million, primarily due to additional income resulting from the elimination of a one-month lag in reporting for a joint venture in Texas, mostly offset by lower income from a joint venture in Idaho due to timing issues that are not expected to have an impact for the year ended December 31, 2004.

Corporate

     Unallocated corporate expenses decreased $9.3 million to $38.3 million, primarily due to a $4.5 million reduction in corporate qualified pension plan expense from $36.1 million in 2003 to $31.6 million in 2004, increased allocation of corporate costs to the operating segments and lower corporate departmental expenses in 2004.

Other Income Statement Items

     Interest expense increased $8.9 million to $16.7 million, primarily due to higher interest costs associated with the $200 million aggregate principal amount of JRM’s 11% senior secured notes due 2013 (the “JRM Secured Notes”).

     For the six months ended June 30, 2004, the increase in our provision for income taxes is primarily associated with an increase in income in taxable jurisdictions. In addition, for the six months ended June 30, 2004, we reduced our valuation allowance for the realization of deferred tax assets by $1.8 million from $199.3 million to $197.5 million. For the six months ended June 30, 2003, the $15.3 million of expense from the increase in the estimated cost of the B&W bankruptcy settlement had little associated tax effect. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

     In the six months ended June 30, 2003, we recorded income of $3.7 million as the cumulative effect of an accounting change, which is net of tax expense of $2.2 million, as a result of our adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Backlog

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Marine Construction Services	$1,082,386	$1,443,615
Government Operations	1,592,926	1,819,027

Total Backlog	$2,675,312	$3,262,642

     At June 30, 2004, our Marine Construction Services’ backlog included the Front Runner Spar project, the Carina Aries project and the Belanak FPSO project (3%); cost plus projects (10%); combination fixed-price/cost reimbursable projects (59%); and other fixed-price projects (28%).

     Our Marine Construction Services’ backlog has declined by approximately 25% from December 2003 levels. While we are actively pursuing many projects, given current market conditions principally in the Gulf of Mexico and Asia-Pacific regions, it is possible that our Marine Construction Services’ backlog will continue to decline throughout the remainder of 2004.

     The Government Operations’ backlog has declined by approximately 12% from December 2003 levels. This is due to the nature of the government business. The U.S. Government’s fiscal year begins on October 1st of each year. At this time, it is funded to book new work for the coming year. Therefore, our Government Operations’ backlog is highest at the end of our year as a result of new bookings in our fourth quarter. We anticipate the Government Operations’ backlog at December 31, 2004 to approximate December 2003 levels.

     At June 30, 2004, our Government Operations’ backlog with the U. S. Government was $1.6 billion, of which $3.2 million had not been funded.

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

     JRM’s obligations under the indenture relating to the JRM Secured Notes are unconditionally guaranteed, jointly and severally, by (1) all subsidiaries that own a marine vessel that is or is required to become a mortgaged vessel under the terms of the indenture and related collateral agreements and (2) all significant subsidiaries of JRM as defined in the indenture. The JRM Secured Notes are secured by first-priority liens, subject to certain exceptions and permitted liens, on (1) capital stock of some of the subsidiary guarantors and (2) specified major marine construction vessels owned by JRM and certain subsidiary guarantors. The indenture relating to the JRM Secured Notes requires JRM to comply with various covenants that, among other things, restrict JRM’s ability to:

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

     JRM is required to use commercially reasonable efforts to complete an offer to exchange the JRM Secured Notes for notes registered under the Securities Act. JRM has not yet satisfied its exchange offer obligations and, therefore, is required to pay additional interest at 0.50% per annum until it satisfies those obligations. We expect JRM to satisfy its exchange offer obligations in 2005.

     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million for a three-year term. Borrowings under the agreement may not exceed $100 million. BWXT may, at its option and subject to certain conditions, increase the aggregate commitments under the facility to $150 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at June 30, 2004. The interest rate at June 30, 2004 was 5.00% and increased to 5.25% effective July 1, 2004. Commitment fees are charged at a per annum rate of 0.50%, payable quarterly. Proceeds from the BWXT Credit Facility have been used to repay an intercompany loan from MII, to repay amounts owed by BWXT under the omnibus revolving credit facility and for general corporate purposes of BWXT, its subsidiaries and joint ventures. At December 31, 2003, BWXT had borrowings of $36.8 million outstanding under the BWXT Credit Facility. At June 30, 2004, BWXT had no borrowings outstanding, and letters of credit outstanding under the facility totaled $53.3 million.

     As a result of losses in our Marine Construction Services segment, we experienced negative cash flows for 2003. Although we experienced positive cash flows for the quarter ended June 30, 2004, we have also experienced negative cash flows on a year-to-date basis in 2004. In addition, we expect JRM to experience negative cash flows for the remainder of 2004. We intend to fund JRM’s negative cash flows with unrestricted cash, other potential borrowings or credit facilities permitted under the indenture relating to the JRM Secured Notes, and proceeds from sales of nonstrategic assets, including certain marine vessels. However, covenants in the indenture relating to the JRM Secured Notes contain various restrictions on asset sales in excess of $10 million and generally prohibit JRM’s use of such proceeds to fund working capital needs. In July 2004, JRM completed the sale of its DB60 combination derrick and pipelay barge and its Oceanic 93 barge, together with a shearleg crane installed on that vessel. The cash sales price received for the DB60 was approximately $44 million. JRM currently plans to use the proceeds from the sale of the DB60 to fund forecasted capital expenditures over the next 12 months, a use permitted under the indenture relating to the JRM Secured Notes. The cash sales price received for the Oceanic 93 was approximately $18.7 million and the proceeds will also be used in accordance with the indenture relating to the JRM Secured Notes. The Oceanic 93 was a mortgaged vessel under the indenture and the proceeds from its sale must be used within 12 months either to acquire a new mortgaged vessel, to improve or repair an existing mortgaged vessel or to make an offer to purchase a pro rata amount of the JRM Secured Notes.

     JRM’s letters of credit are currently secured by collateral accounts funded with cash equal to 105% of the amount outstanding. Due to JRM’s improving liquidity position and cash flow forecast , JRM has ceased negotiations on the new letter of credit facility that it was pursuing as disclosed in Note 21 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003. We believe, based on our current liquidity forecast, that a $75 million to $100 million letter of credit facility is not necessary to JRM’s near-term liquidity. JRM will continue to cash collateralize its letters of credit and will continually evaluate the need for additional borrowings or credit facilities as the opportunity or need arises. At June 30, 2004, JRM letters of credit secured by cash collateral accounts totaled approximately $67.8 million.

     As disclosed in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources” in Part II of our annual report on Form 10-K for the year ended December 31, 2003, there is substantial doubt about JRM’s ability to continue as a going concern. The following events have occurred through the date of this report which we believe have improved JRM’s liquidity position from December 31, 2003:

•	the $22 million temporary interest reserve has been released due to completion of the Spar projects;

•	JRM has completed the sales of its DB60 and Oceanic 93 vessels resulting in cash proceeds of approximately $44 million and $18.7 million, respectively (See discussion of asset sales above for restrictions on the use of these proceeds);

•	JRM and MII have entered into an accounts receivable sale and purchase agreement for up to $25 million to provide financial support to JRM should it be needed;

•	the Belanak and Carina Aries projects are both in excess of 97% complete and our risk of cost overruns on these projects impacting our liquidity is significantly reduced; and

•	JRM continues to pursue the sale of additional non-strategic assets.

Although JRM’s liquidity has improved, JRM’s backlog has declined by approximately 25% from December 2003 levels. While JRM is actively pursuing many projects, given the current conditions in the Gulf of Mexico and Asia-Pacific regions, it is possible that JRM’s backlog will continue to decline throughout the remainder of 2004. While JRM’s cash flow provided by operating activities was positive for the quarter ended June 30, 2004, further declines in backlog could have a negative impact on cash flows beyond 2004.

     As of June 30, 2004, MII had outstanding performance guarantees for six JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $160 million) relate to projects that have been completed and are in the warranty periods, the latest of which would expire in January 2006. JRM has incurred minimal warranty costs in prior years and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims.

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

     At June 30, 2004, we had total cash and cash equivalents of $303 million. However, as of June 30, 2004, our ability to use $168.3 million of these funds is restricted due to the following: $75.8 million serves as collateral for letters of credit; $5.3 serves as collateral for foreign exchange trading and other financial obligations; $44.2 million is required to meet reserve requirements of our captive insurance companies; $22.0 million is temporarily reserved to pay the next two succeeding payments of interest on the JRM Secured Notes as required by the indenture; $18.7 million related to an asset sale is held in an escrow account as required by the indenture relating to the JRM Secured Notes; and $2.3 million is held in restricted foreign accounts. The $22.0 million temporary interest reserve was required until the acceptance by the customer under the construction contract for the Front Runner production platform. The Front Runner platform was accepted by the customer on August 2, 2004 and the $22.0 million of cash that was held in the temporary interest reserve account at June 30, 2004 is now available to JRM for general corporate purposes. In addition, at June 30, 2004 and December 31, 2003, our balance in cash and cash equivalents on our consolidated balance sheets includes approximately $10.3 million and $19.9 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.

     Our working capital, excluding restricted cash and cash equivalents, improved by approximately $2.9 million from a negative $204.8 million at December 31, 2003 to a negative $201.9 million at June 30, 2004. Since December 31, 2003, $28.7 million of restricted cash held by BWXT has been released. In addition, as of August 2, 2004, in accordance with the indenture relating to the JRM Secured Notes, the temporary interest reserve of $22.0 million is no longer required due to completion of the Front Runner project, as described in the immediately preceding paragraph.

     Our net cash provided by investing activities decreased approximately $84.4 million to $10.9 million for the six months ended June 30, 2004 from $95.3 million for the six months ended June 30, 2003. Net cash provided by investing activities in the six months ended June 30, 2003 primarily resulted from the sale of investment securities after the release of cash collateral which had been used to secure a previous credit facility.

     At June 30, 2004, we had investments with a fair value of $42.8 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of June 30, 2004, we had pledged approximately $41.2 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

     At August 4, 2004, our liquidity position was as follows (in millions):

	JRM	MI	Other	Consolidated
Cash, cash equivalents and investments	$272	$21	$109	$402
Less restricted amounts:
Letter of credit collateral	(77)	—	(5)	(82)
Captive insurer requirements	(15)	—	(30)	(45)
Pledged securities	—	—	(41)	(41)
Capital expenditure reserve	(44)	—	—	(44)
Mortgaged vessel reserve	(19)	—	—	(19)
Restricted foreign accounts	(3)	—	(1)	(4)

Total free cash available	114	21	32	167
Amount available under BWXT Credit Facility	—	82	—	82

Total available liquidity	$114	$103	$32	$249

The table above represents our liquidity position at a single date, which may not be indicative of our future liquidity position. JRM’s total available liquidity at June 30, 2004 and December 31, 2003 was $93.3 million and $131.7 million, respectively.

     As of June 30, 2004, MII had outstanding performance guarantees for five Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2005, were all executed in 2001 and have a cap of $46 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of June 30, 2004, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.

     On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendancy of their bankruptcy case. This $227.75 million facility is currently scheduled to expire on February 22, 2005. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W had no borrowings outstanding under this facility at June 30, 2004 or December 31, 2003. Letters of credit outstanding under the DIP Credit Facility at June 30, 2004 totaled approximately $167.1 million.

     As of June 30, 2004, MII, MI and BWICO have agreed to indemnify B&W for customer draws on $18.8 million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W’s Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, should customer draws occur on a significant amount of these letters of credit requiring MII, MI and BWICO, either individually or combined, to satisfy their primary, guaranty or indemnity obligations, the liquidity of MII, MI and BWICO would be strained. In addition, as of June 30, 2004, MII guaranteed surety bonds of approximately $63.2 million, of which $59.0 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bond guarantee obligations. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

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

     This proposed settlement has been reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, and as amended through June 21, 2004, together with a third amended joint disclosure statement filed on June 25, 2003. The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. These hearings were completed at the Bankruptcy Court level on January 9, 2004, and the record before the Bankruptcy Court has closed. The plan proponents and the objectors to the plan filed proposed findings of fact and conclusions of law on February 17, 2004. Responses were filed on March 15, 2004. It is uncertain how the Bankruptcy Court will proceed at this point or how long it will take for the Bankruptcy Court to issue its opinion and order respecting confirmation of the plan, and it is also uncertain when and how the District Court will take action after the Bankruptcy Court has issued its opinion and order.

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

     It is not possible to determine whether the FAIR Bill will ever be presented for a vote or adopted by the full Senate or the House of Representatives, or whether the FAIR Bill will be signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W and the other Debtors or the Chapter 11 proceedings. We anticipate that, during the legislative process, the terms of the FAIR Bill will change and that any such changes may be material to the FAIR Bill’s impact on B&W and the other Debtors. Some organized labor organizations, including the AFL-CIO, have indicated their opposition to the FAIR Bill while other labor organizations support it. In light of the continuing opposition to the legislation, as well as other factors, we cannot currently predict whether the FAIR Bill will be enacted or, if enacted, how it would impact the B&W Chapter 11 proceedings, the Debtors or our company.

     See Note 1 to the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     In accordance with Rules 13a-15 and 15d-15 under the Securities Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, as we have disclosed in our annual report on Form 10-K for the year ended December 31, 2003 and in our Form 10-Q for the quarter ended March 31, 2004, we have identified certain matters involving internal controls and operations of our Marine Construction Services segment which, among other things, impact our ability to forecast accurately total costs to complete fixed-price contracts, primarily first-of-a-kind projects, until we have performed all major phases of the work. In addition, our auditors have advised us that these matters are considered a

“material weakness” in JRM’s ability to accurately estimate costs to complete first-of-a-kind projects. We are addressing these problems by improving controls throughout the bidding, contracting and project management process, as well as making changes in operating management personnel at JRM. Except for those changes, there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

               The following table provides information on our purchases of equity securities during the quarter ended June 30, 2004, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

			Total number of	Maximum
			shares purchased	number of shares
	Total number	Average	as part of	that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs	plans or programs(1)
April 1, 2004 - April 30, 2004	22,987	$8.63	not applicable	not applicable

Total	22,987	$8.63	not applicable	not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     At our annual meeting of stockholders held on May 5, 2004, we submitted the following matters to our stockholders, with voting as follows:

(a)	The election of four directors:

Class II — For a two-year term

Nominee	Votes For	Votes Withheld
Joe B. Foster	58,541,354	2,722,949
Robert L. Howard	59,109,337	2,154,966
D. Bradley McWilliams	58,750,334	2,513,969
Thomas C. Schievelbein	58,625,548	2,638,755

Effective at the annual meeting, John W. Johnstone, Jr. and Philip J. Burguieres retired from our Board of Directors.

Ronald C. Cambre, Bruce DeMars, Bruce W. Wilkinson and Richard E. Woolbert continued as directors pursuant to their prior election.

(b)	A proposal to retain PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2004:

Votes For	Votes Against	Abstentions
60,219,237	922,336	122,730

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 3.1*- McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

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

Exhibit 10.1-Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Bruce W. Wilkinson.

Exhibit 10.2-Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Francis S. Kalman.

Exhibit 10.3-Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and John T. Nesser.

Exhibit 10.4-Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Robert A. Deason.

Exhibit 10.5-Change In Control Agreement dated June 30, 2004 between McDermott International, Inc. and John A. Fees.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) certification by Chief Executive Officer.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) certification by Chief Financial Officer.

Exhibit 32.1 - Section 1350 certification by Chief Executive Officer.

Exhibit 32.1 - Section 1350 certification by Chief Financial Officer.

(b)	Reports on Form 8-K

On May 10, 2004, we furnished to the SEC a current report on Form 8-K dated May 10, 2004, relating to our press release regarding our earnings for the first quarter of 2004, under Item 12 – Results of Operations and Financial Condition.

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
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer
and Duly Authorized Representative)

August 9, 2004

EXHIBIT INDEX

Exhibit	Description
3.1*	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

10.1	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Bruce W. Wilkinson.

10.2	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Francis S. Kalman.

10.3	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and John T. Nesser.

10.4	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Robert A. Deason.

10.5	Change In Control Agreement dated June 30, 2004 between McDermott International, Inc. and John A. Fees.

31.1	Rule 13a-14(a)/15d-14(a) certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification by Chief Financial Officer.

32.1	Section 1350 certification by Chief Executive Officer.

32.2	Section 1350 certification by Chief Financial Officer.

*	Incorporated by reference to the filing indicated.