Form 10-Q
period 2004-09-30
MCDERMOTT INTERNATIONAL INC
filed 2004-11-09
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

The number of shares of the registrant’s common stock outstanding at October 29, 2004 was 66,918,560.

M c D E R M O T T I N T E R N A T I O N A L , I N C.

I N D E X — F O R M 1 0 — Q

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$203,278	$174,790
Restricted cash and cash equivalents	112,478	180,480
Accounts receivable — trade, net	152,815	195,073
Accounts receivable from The Babcock & Wilcox Company	2,091	6,192
Accounts and notes receivable — unconsolidated affiliates	18,362	14,024
Accounts receivable — other	36,105	38,296
Contracts in progress	99,176	69,485
Deferred income taxes	5,777	4,168
Other current assets	16,001	16,019

Total Current Assets	646,083	698,527

Property, Plant and Equipment	1,099,592	1,244,222
Less accumulated depreciation	797,917	880,460

Net Property, Plant and Equipment	301,675	363,762

Restricted cash and cash equivalents	55,673	—

Investments	42,364	42,800

Goodwill	12,926	12,926

Prepaid Pension Costs	18,449	18,722

Other Assets	167,640	112,137

TOTAL	$1,244,810	$1,248,874

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$11,998	$37,217
Accounts payable	120,679	146,665
Accounts payable to The Babcock & Wilcox Company	39,075	42,137
Accrued employee benefits	76,362	69,923
Accrued liabilities — other	169,657	166,129
Accrued contract costs	36,087	69,928
Advance billings on contracts	203,861	176,105
U.S. and foreign income taxes payable	21,615	14,727

Total Current Liabilities	679,334	722,831

Long-Term Debt	268,054	279,682

Accumulated Postretirement Benefit Obligation	26,413	26,861

Self-Insurance	62,358	60,737

Pension Liability	344,196	311,393

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	103,172	100,916

Other Liabilities	99,704	109,631

Commitments and Contingencies
Stockholders’ Deficit:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 69,228,033 at September 30, 2004 and 68,129,390 at December 31, 2003	69,228	68,129
Capital in excess of par value	1,114,501	1,105,828
Accumulated deficit	(1,103,374)	(1,122,547)
Treasury stock at cost, 2,364,637 shares at September 30, 2004 and 2,061,407 at December 31, 2003	(65,253)	(62,792)
Accumulated other comprehensive loss	(353,523)	(351,795)

Total Stockholders’ Deficit	(338,421)	(363,177)

TOTAL	$1,244,810	$1,248,874

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
	(In thousands, except per share amounts)
Revenues	$450,187	$645,334	$1,449,338	$1,753,546

Costs and Expenses:
Cost of operations	384,710	600,353	1,277,082	1,644,438
Gains on asset disposals and impairments-net	(15,844)	(1,317)	(18,797)	(3,406)
Selling, general and administrative expenses	49,659	44,369	141,730	123,693

	418,525	643,405	1,400,015	1,764,725

Equity in Income of Investees	8,113	6,457	24,053	19,582

Operating Income	39,775	8,386	73,376	8,403

Other Income (Expense):
Interest income	1,522	709	3,342	2,598
Interest expense	(9,091)	(3,801)	(25,775)	(11,631)
(Increase) decrease in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	(284)	9,682	(2,256)	(5,642)
Other-net	(1,217)	299	898	2,286

	(9,070)	6,889	(23,791)	(12,389)

Income (Loss) from Continuing Operations before Provision for Income Taxes and Cumulative Effect of Accounting Change	30,705	15,275	49,585	(3,986)
Provision for Income Taxes	12,450	5,140	30,412	16,801

Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	18,255	10,135	19,173	(20,787)
Income from Discontinued Operations	—	1,649	—	4,555

Income (Loss) before Cumulative Effect of Accounting Change	18,255	11,784	19,173	(16,232)
Cumulative Effect of Accounting Change	—	—	—	3,710

Net Income (Loss)	$18,255	$11,784	$19,173	$(12,522)

Earnings (Loss) per Common Share:
Basic:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$0.28	$0.16	$0.29	$(0.33)
Income from Discontinued Operations	$—	$0.03	$—	$0.07
Cumulative Effect of Accounting Change	$—	$—	$—	$0.06
Net Income (Loss)	$0.28	$0.18	$0.29	$(0.20)
Diluted:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$0.27	$0.15	$0.28	$(0.33)
Income from Discontinued Operations	$—	$0.02	$—	$0.07
Cumulative Effect of Accounting Change	$—	$—	$—	$0.06
Net Income (Loss)	$0.27	$0.18	$0.28	$(0.20)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
Net Income (Loss)	$18,255	$11,784	$19,173	$(12,522)

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(4)	(771)	(30)	488
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	426	(82)	(1,724)	495
Reclassification adjustment for (gains) losses included in net income	(263)	(331)	37	(732)
Unrealized gains (losses) on investments:
Unrealized losses arising during the period	(2)	(67)	(10)	(258)
Reclassification adjustment for gains included in net income	—	(5)	(1)	(403)

Other Comprehensive Income (Loss)	157	(1,256)	(1,728)	(410)

Comprehensive Income (Loss)	$18,412	$10,528	$17,445	$(12,932)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$19,173	$(12,522)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	29,021	32,581
Income or loss of investees, less dividends	(7,702)	(2,547)
Gain on asset disposals and impairments — net	(18,797)	(3,406)
Benefit from deferred taxes	(12,702)	(4,518)
Increase in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	2,256	5,642
Cumulative effect of accounting change	—	(3,710)
Gain on sale of Menck GmbH	—	(2,365)
Other	3,375	3,773
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	35,546	(17,148)
Net contracts in progress and advance billings	(1,903)	(74,928)
Accounts payable	(29,053)	24,180
Accrued and other current liabilities	(23,105)	(29,490)
Income taxes	31,281	(25,435)
Other, net	(28,055)	44,637

NET CASH USED IN OPERATING ACTIVITIES	(665)	(65,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	12,329	(16,228)
Purchases of property, plant and equipment	(17,578)	(27,531)
Purchases of available-for-sale securities	(66,730)	(260,886)
Sales of available-for-sale securities	5,565	133,679
Maturities of available-for-sale securities	61,973	256,600
Proceeds from asset disposals	74,206	20,946
Other	1	(403)

NET CASH PROVIDED BY INVESTING ACTIVITIES	69,766	106,177

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	$—	$(9,500)
Decrease in short-term borrowing	(36,750)	(45,600)
Payment of debt issuance costs	(3,400)	(7,523)
Issuance of common stock	484	256
Other	(953)	2,317

NET CASH USED IN FINANCING ACTIVITIES	(40,619)	(60,050)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	6	(16)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,488	(19,145)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,790	129,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$203,278	$110,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$19,194	$10,501
Income taxes — net	$44,765	$17,744

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

     We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures. We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three- and nine-month periods ended September 30, 2004. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

     Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

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

     Due to the bankruptcy filing, we stopped consolidating the results of operations of B&W and its subsidiaries in our condensed consolidated financial statements, and we began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings. We revalue this estimate on a quarterly basis to reflect current conditions. For the nine months ended September 30, 2004 and 2003, the revaluation of the estimated cost of the settlement resulted in an aggregate increase in the provision of $2.4 million and $8.2 million, respectively. The increase in the provision includes tax expense of $0.1 million and $2.6 million for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, our estimate for the cost of the settlement is $130.3 million. See Note 9.

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

     In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It does not change the measurement or recognition of pension and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also requires disclosure of the components of net periodic benefit cost in interim financial statements. See Note 4 for the required interim financial statement disclosures. See also Note 6 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003 for additional disclosures about our pension plans and postretirement benefits.

     In January 2004, the FASB issued a staff position in response to certain accounting issues raised by the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on December 8, 2003. With regard to our financial reporting, the most significant issue concerns how and when to account for the federal subsidy to plan sponsors provided for in that Act. The staff position allows a company to defer recognizing the impact of the new legislation in its accounting for postretirement health benefits. If elected, the deferral is effective until authoritative guidance on the accounting for the federal subsidy is issued or until certain significant events occur, such as a plan amendment. We made this deferral election. In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which provides authoritative guidance on accounting for the effects of the new Medicare prescription drug legislation. We adopted this staff position as of July 1, 2004 and its impact was not material.

     During the three and nine months ended September 30, 2004 and 2003, we experienced gains on asset disposals, the most significant of which resulted from JRM’s sale of its Oceanic 93 vessel recorded in the three months ended September 30, 2004. Also during the three months ended September 30, 2004, JRM recorded as a reduction of cost of operations an $8 million reversal of drydock accruals due to the sale of one of its vessels. These gains were partially offset by increases in drydock expense attributable to cost overruns on the drydock of one of JRM’s vessels. In addition, during the three months ended September 30, 2004, JRM sold its DB17 vessel into one of its Mexican joint ventures. JRM received a note in consideration for this sale and a gain of approximately $6 million on this sale is being deferred. (See Note 10 for additional information.)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
	(In thousands, except per share data)
Net income (loss), as reported	$18,255	$11,784	$19,173	$(12,522)
Add back: stock-based compensation cost included in net income (loss), net of related tax effects	1,692	623	2,373	1,978
Deduct: total stock-based compensation cost determined under fair-value- based method, net of related tax effects	(2,304)	(2,029)	(5,722)	(6,340)

Pro forma net income (loss)	$17,643	$10,378	$15,824	$(16,884)

Earnings (loss) per share:
Basic, as reported	$0.28	$0.18	$0.29	$(0.20)
Basic, pro forma	$0.27	$0.16	$0.24	$(0.26)
Diluted, as reported	$0.27	$0.18	$0.28	$(0.20)
Diluted, pro forma	$0.26	$0.16	$0.23	$(0.26)

NOTE 3 – DISCONTINUED OPERATIONS

     On August 29, 2003, we completed the sale of Menck GmbH (“Menck”), previously a component of our Marine Construction Services segment. We received cash of $17.3 million and recorded a gain on sale of $1.0 million in the year ended December 31, 2003. We reported the gain on sale and results of operations for Menck in discontinued operations. Accordingly, for the three and nine months ended September 30, 2003, we reported the results of operations of Menck in discontinued operations. Condensed financial information for our operations reported in discontinued operations follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2003
	(Unaudited)
	(In thousands)
Revenues	$3,280	$19,871
Income before Provision for Income Taxes	$413	$3,763

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS

     Components of net periodic benefit cost are as follows:

		Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
				(Unaudited)
				(In thousands)
Service cost	$7,179	$6,602	$21,040	$20,188	$—	$—	$—	$—
Interest cost	31,064	30,926	89,896	88,023	623	601	1,870	1,805
Expected return on plan assets	(35,213)	(30,485)	(98,498)	(85,318)	—	—	—	—
Amortization of prior service cost	908	555	2,116	1,900	—	—	—	—
Recognized net actuarial loss	13,293	15,336	37,435	42,325	390	209	1,168	626

Net periodic benefit cost	$17,231	$22,934	$51,989	$67,118	$1,013	$810	$3,038	$2,431

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of accumulated other comprehensive loss included in stockholders’ deficit are as follows:

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$(29,539)	$(29,509)
Net Unrealized Loss on Investments	(33)	(22)
Net Unrealized Gain (Loss) on Derivative Financial Instruments	(924)	763
Minimum Pension Liability	(323,027)	(323,027)

Accumulated Other Comprehensive Loss	$(353,523)	$(351,795)

NOTE 6 – INVESTIGATIONS AND LITIGATION

Investigations and Litigation

     The injunction preventing B&W derivative asbestos suits and other actions for which there is shared insurance from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11, currently extends through January 10, 2005. We intend to seek extensions of the preliminary injunction periodically through the pendency of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues, although modifications to the nature and scope of the proceeding may occur. See Note 9 to the condensed consolidated financial statements for information regarding B&W’s potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

     In early April 2001, a group of insurers that includes certain underwriters at Lloyd’s and Turegum Insurance Company (the “Plaintiff Insurers”) who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions have been consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. In Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003, we disclosed that the parties are working to finalize a settlement of the counterclaim prior to commencement of the trial of the counterclaim. This trial is scheduled to begin in early December 2004 if the settlement is not finalized.

     On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, “Travelers”) filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called “non-products” asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII have been consolidated before the District Court and the Asbestos Claimants Committee (the “ACC”) and the Future Claimants Representative (the “FCR”) in the B&W Chapter 11 proceedings have intervened in the action. On February 4, 2002, B&W and MII filed answers to Travelers’ complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos “non-products” liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers’ duties and obligations with respect to coverage for B&W’s asbestos liabilities. The Court bifurcated the case into two phases, with Phase I addressing the issue of whether previous agreements between the parties served to release Travelers from any coverage responsibility for asbestos “non-products” claims and Phase II addressing whether, in the absence of such a release, Travelers would be obligated to cover any additional asbestos-related bodily injury claims asserted against B&W. After discovery was completed, the parties filed cross-motions for summary judgment on Phase I issues. On August 22, 2003, the Court granted summary judgment to B&W, the ACC, the FCR, MI and MII, and against Travelers, finding that the agreements did not release Travelers from all asbestos liability and further finding that MII and MI were not liable to indemnify Travelers for asbestos-related non-products claims under those agreements. One of our captive insurers reinsured certain coverages provided by Travelers to B&W, and therefore, our captive insurer may have certain exposures, subject to the terms, conditions and limits of liability of the reinsurance coverages, in the event Travelers is ultimately found liable for any amounts to B&W, on account of asbestos-related non-products personal injury claims. The issue of whether Travelers will have any additional coverage liability to B&W will be considered in Phase II of the litigation, which has not yet commenced. We and the ACC and FCR have reached an agreement to settle claims under certain Travelers insurance policies with respect to which our rights are to be assigned to the asbestos personal injury trust under the B&W plan of reorganization. The settlement would liquidate these rights into cash payments that would be paid to or for the benefit of the trust if and when the plan of reorganization becomes effective. The Bankruptcy Court approved the settlement at a hearing held on October 20, 2004.

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

     After trial on the issue of liability only, the federal district court orally found, on March 27, 2002, that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary’s similar motion for dismissal against Texaco’s builder’s risk underwriters. A final judgment was entered by the district court on October 30, 2003, from which an appeal was taken by Texaco’s builder’s risk insurers. In the fourth quarter of 2003, Texaco, JRM and JRM’s underwriters settled the claims of Texaco for consequential damages. We have an agreement with our insurers under which, based on this settlement, we are obligated to pay $1.25 million per year through 2008 as an adjustment to premiums of prior years. This agreement resulted in a charge of approximately $5.4 million for the year ended December 31, 2003. A decision in the arbitration proceeding with regard to the Operator Subsidiary’s claims was rendered in April 2004, and an amount totaling approximately $6.0 million in excess of JRM’s net receivable was awarded to the Operator Subsidiary. Under the terms of the agreements that provided for the arbitration, the amount of the award is confidential. In a filing made in federal court in the Southern District of Texas, which presides over the Texaco antitrust claims relating to this project among others, Texaco has moved to vacate or modify the award. The Operator Subsidiary has filed an opposition to Texaco’s motion and has filed its own motion to confirm the award. For additional information on antitrust matters, see the description of the lawsuit filed by Shell Offshore, Inc. in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003.

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

     On December 9, 2002, a proceeding entitled Doug Benoit, et al. v. J. Ray McDermott, Inc., et al. was initiated against one of JRM’s subsidiaries and numerous third-party defendants in the 58th Judicial District Court of Jefferson County, Texas. This proceeding was brought by approximately 110 plaintiffs who asserted claims under the Jones Act for alleged injuries as a result of exposure to asbestos and welding fumes while working onboard JRM’s marine construction vessels or in JRM’s fabrication facilities. In July 2004, we and the plaintiffs entered into a settlement agreement, the terms of which are confidential. We recorded the effect of the settlement as of June 30, 2004. JRM has now brought claims in the proceeding against its insurers and third party manufacturers for reimbursement of the settlement amounts. The case has been moved to the United States District Court for the Eastern District of Texas in Beaumont. JRM has filed a motion to remand the matter to the state court.

     On or about August 29, 2003, a proceeding entitled Barrera et al. v. McDermott International, Inc., et al., was filed in the 94th Judicial District Court, Nueces County, Texas, by approximately 550 plaintiffs against MII and affiliates of JRM, alleging exposure to lead-contaminated paint in our Harbor Island facility. The petition alleges claims for negligence, battery and conspiracy, and seeks compensatory and exemplary damages. Of the plaintiffs identified, we believe that a substantial number were working for subcontractors of JRM. We have placed various subcontractors and a paint supplier on notice demanding that they defend and indemnify us against the claims in this proceeding on several grounds, including our rights under the contracts with those parties relating to the work or product they provided to us. Discovery is in its initial stages and no trial date has been set. We intend to vigorously defend this matter; however, the ultimate outcome of this proceeding is uncertain and an adverse decision could have a material impact on our financial position, results of operation and cash flow.

     On or about November 5, 2003 a proceeding entitled Jose Fragoso, et al. v. J. Ray McDermott, Inc., et al. was filed in the 404th Judicial District Court of Cameron County, Texas, by approximately 160 plaintiffs who have alleged negligence for exposure to silica while working at an unspecified location. Thereafter, nine similar lawsuits were filed in the same district by the same law firm. In total, there are approximately 750 plaintiffs. In addition to J. Ray McDermott, Inc. and MII, the suits name six other premises defendants and allege additional claims against more than 70 product defendants. These 10 proceedings are in the initial stages, and no trial has been set at this time in any of these proceedings. The judge in the first of the filed cases has moved to consolidate all of the cases into one proceeding. This action has been appealed to the Texas Supreme Court. The Texas Supreme Court has set a briefing schedule but has not set a hearing date. The cases are stayed pending resolution of the consolidation action. An adverse outcome in these proceedings could have a material adverse impact on our financial position, results of operations and cash flow.

     On August 29, 2003, a proceeding entitled Eli Aguilar, et al. v. American Optical Corporation, et al. was filed by 171 plaintiffs in the Judicial District Court for Nueces County, Texas. The majority of plaintiffs appear to be non-JRM employees, who allege exposure to silica on premises allegedly owned, operated and/or controlled by J. Ray McDermott, Inc. In addition to J. Ray McDermott, Inc., there are other defendants, including premises defendants and suppliers. This matter is in its initial stages and no trial date has been set. An adverse outcome in these proceedings could have a material adverse impact on our financial position, results of operations and cash flow.

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

     The claims between JRM and Bay, Ltd. (“Bay”) arising from the construction of the Devils Tower Spar have been set for arbitration on January 17, 2005. In that arbitration, JRM is seeking damages in excess of $6 million arising from Bay’s performance and Bay is seeking in excess of $7 million for JRM’s alleged performance related activities. Additionally, the litigation pending in the U.S. District Court in Louisiana relating to the Medusa project is set for trial in March 2005 and discovery is ongoing. JRM is seeking in excess of $10 million from Bay for breaches of contract and Bay is seeking approximately $24 million from JRM relating to the Medusa project. (See Note 10 for further information on Devils Tower and Medusa.)

     Other than as noted above, the following legal proceedings have had no material change in status from that disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003:

•	The June 1998 lawsuit filed by Shell Offshore, Inc. and several related entities against MII and others, referred to as the “Shell Litigation” in our annual report;

•	The December 2003 lawsuit filed by Chevron Texaco against MII, JRM and others in the High Court of London;

•	The lawsuit filed by Donald F. Hall, Mary Ann Hall and others against B&W and Atlantic Richfield Company, referred to as the “Hall Litigation” in our annual report, as well as the controversy between B&W and its insurers as to the amount of coverage available under the liability policies covering the facilities involved in this litigation;

•	The August 2003 adversary proceeding against B&W and MII commenced by certain underwriters at Lloyd’s, London and certain London Market companies;

•	The April 2001 declaratory judgment action filed in the B&W Chapter 11 proceedings against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. asserting that B&W was insolvent at the time of a corporate reorganization that we completed in the fiscal year ended March 31, 1999;

•	The inquiries by the Securities and Exchange Commission and the New York Stock Exchange regarding trading of MII securities during certain time periods;

•	The claims involving AE Energietechnic GmbH (“Austrian Energy”) and Babcock and Wilcox Volund ApS (“Volund”). Austrian Energy and Volund are jointly and severally liable pursuant to their consortium agreement as well as their contract with the ultimate customer, SK Energi, for construction of a biomass boiler facility in Denmark; and

•	The July 2003 demand for arbitration filed by Bay seeking damages and asserting various liens against the Medusa and Devils Tower facilities and the complaint filed by JRM with regard to claims against Bay arising from Bay’s performance of work on the Medusa project.

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

     Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things:

•	performance- or warranty-related matters under our customer and supplier contracts and other business arrangements;

•	asbestos, silica and/or welding rod fume related personal injury claims against MI, JRM, BWXT and/or their respective subsidiaries outside the context of the B&W Chapter 11 proceedings, including workers’ compensation claims, claims under the Jones Act, claims based on premises liability and other claims; and

•	other workers’ compensation claims, Jones Act claims, premises liability claims and other claims.

In our management’s opinion, based upon our prior experience, none of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other

     As of September 30, 2004, MII had outstanding performance guarantees for four JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $132 million) relate to projects that have been completed and are in the warranty periods, the latest of which would expire in January 2006. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims.

     As of September 30, 2004, MII had outstanding performance guarantees for five Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2005, were all executed in 2001 and have a cap of $75 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of September 30, 2004, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.

NOTE 7 — SEGMENT REPORTING

     We have not changed our basis of segmentation or our basis of measurement of segment profit or loss from our last annual report. An analysis of our operations by segment is as follows:

     Segment Information for the Three and Nine Months Ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
REVENUES:
Marine Construction Services	$325,604	$512,347	$1,050,746	$1,375,359
Government Operations	124,586	133,031	398,605	378,262
Adjustments and Eliminations(1)	(3)	(44)	(13)	(75)

	$450,187	$645,334	$1,449,338	$1,753,546

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Marine Construction Services Transfers	$3	$42	$13	$55
Government Operations Transfers	—	2	—	20

	$3	$44	$13	$75

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
		(In thousands)
OPERATING INCOME (LOSS):
Segment Operating Income (Loss):
Marine Construction Services	$12,297	$10,469	$28,562	$12,857
Government Operations	20,982	15,356	58,168	45,751
Power Generation Systems	(221)	(188)	(666)	(566)

	$33,058	$25,637	$86,064	$58,042

Gain (Loss) on Asset Disposal and Impairments — Net:
Marine Construction Services	$16,254	$1,313	$16,591	$2,980
Government Operations	(44)	4	960	426
Power Generation Systems	—	—	1,612	—

	$16,210	$1,317	$19,163	$3,406

Equity in Income (Loss) of Investees:
Marine Construction Services	$67	$144	$1,976	$(433)
Government Operations	7,785	6,038	21,212	19,332
Power Generation Systems	261	275	865	683

	$8,113	$6,457	$24,053	$19,582

Segment Income (Loss):
Marine Construction Services	$28,618	$11,926	$47,129	$15,404
Government Operations	28,723	21,398	80,340	65,509
Power Generation Systems	40	87	1,811	117

	57,381	33,411	129,280	81,030
Corporate	(17,606)	(25,025)	(55,904)	(72,627)

TOTAL	$39,775	$8,386	$73,376	$8,403

NOTE 8 – EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands, except shares and per share amounts)
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$18,255	$10,135	$19,173	$(20,787)
Income from discontinued operations	—	1,649	—	4,555
Cumulative effect of accounting change	—	—	—	3,710

Net income (loss) for basic computation	$18,255	$11,784	$19,173	$(12,522)

Weighted average common shares	65,854,008	64,364,565	65,550,353	63,943,128

Basic earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.28	$0.16	$0.29	$(0.33)
Income from discontinued operations	$—	$0.03	$—	$0.07
Cumulative effect of accounting change	$—	$—	$—	$0.06
Net income (loss)	$0.28	$0.18	$0.29	$(0.20)
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$18,255	$10,135	$19,173	$(20,787)
Income from discontinued operations	—	1,649	—	4,555
Cumulative effect of accounting change	—	—	—	3,710

Net income (loss) for diluted computation	$18,255	$11,784	$19,173	$(12,522)

Weighted average common shares (basic)	65,854,008	64,364,565	65,550,353	63,943,128
Effect of diluted securities:
Stock options and restricted stock	2,583,512	2,088,528	2,279,285	—

Adjusted weighted average common shares and assumed conversions	68,437,520	66,453,093	67,829,638	63,943,128

Diluted earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.27	$0.15	$0.28	$(0.33)
Income from discontinued operations	$—	$0.02	$—	$0.07
Cumulative effect of accounting change	$—	$—	$—	$0.06
Net income (loss)	$0.27	$0.18	$0.28	$(0.20)

     For the nine months ended September 30, 2003, incremental shares of 1,915,490 related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been antidilutive.

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

     On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting B&W derivative asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including BWXT, MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through January 10, 2005. We intend to seek extensions of the preliminary injunction periodically through the pendency of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues, although modifications to the nature and scope of the proceeding may occur.

Settlement Negotiations/Joint Plan/Confirmation Proceedings

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

     The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. On October 8, 2004, the Bankruptcy Court issued its Findings of Fact and Conclusions of Law on Core Matters and Proposed Findings of Fact and Conclusions of Law on Non-Core Matters and recommended confirmation of the plan. On October 27, 2004, the Bankruptcy Court granted a Motion to Amend and for Additional Findings filed by the plan proponents and indicated that it would enter a formal order shortly recommending confirmation of the plan to the District Court, together with amended findings of fact and conclusions of laws. Various parties have filed appeals and/or objections to the October 8, 2004 findings, including American Nuclear Insurers and the ACE Companies, and other parties have sought extensions of time in which to object and/or appeal from the findings. ACE subsequently withdrew its appeal as premature until such time as the Bankruptcy Court issues its formal order. It is uncertain how long it will take for the Bankruptcy Court to issue its formal order recommending confirmation of the plan to the District Court. It is also uncertain when and how the District Court will take action after the Bankruptcy Court makes such a recommendation.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to the proposed settlement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors. We would become bound to the settlement agreement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision on whether to approve the proposed settlement will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of the proposed federal legislation entitled “The Fairness in Asbestos Injury Resolution Act of 2004” (Senate Bill 2290, the “FAIR Bill”), which is currently pending before the United States Senate. The FAIR Bill would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims. The bill has not been approved by the Senate and has not been introduced in the House of Representatives.

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

     As previously noted, we established an estimate for the cost of the settlement, reflecting the present value of our contributions and contemplated payments to the trusts as outlined above. We revalue this estimate on a quarterly basis. For the nine months ended September 30, 2004 and 2003, the revaluation of the estimated cost of the settlement resulted in an aggregate increase in the provision of $2.4 million and $8.2 million, respectively. The increase in the provision includes tax expense of $0.1 million and $2.6 million for the nine months ended September 30, 2004 and 2003, respectively. The provision for the estimated cost of the B&W settlement is comprised of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Promissory notes to be issued	$89,726	$86,733
MII common shares to be issued	56,050	56,763
Share price guaranty obligation	27,480	26,921
Other	3,435	3,435
Estimated impact of tax separation and sharing agreement	(33,855)	(34,690)
Forgiveness of certain intercompany balances	(39,664)	(38,246)

Total	$103,172	$100,916
Plus: tax expense	27,149	27,032

Net provision for estimated cost of settlement	$130,321	$127,948

     The fair value of the promissory notes to be issued was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. The MII common shares to be issued were valued at our closing stock price on September 30, 2004 and December 31, 2003 of $11.80 and $11.95, respectively. The fair value of the share price guaranty obligation as of each of those dates was based on a present value calculation using our closing stock price on that date, assuming the number of shares to be issued is approximately 2.9 million and 2.8 million at September 30, 2004 and December 31, 2003, respectively. The estimated impact of the tax separation and sharing agreement was based on a present value of projected future tax reimbursements to be received pursuant to such arrangement between MI and B&W. If the proposed settlement is finalized, the final value of the overall settlement may differ significantly from the estimates currently recorded depending on a variety of factors, including changes in market conditions and the market value of our common shares when issued. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the securities are issued.

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

Remaining Issues to Be Resolved

     Even assuming all requisite approvals of the proposed plan of reorganization and the proposed settlement are obtained, there are a number of issues and matters to be resolved prior to finalization of the B&W Chapter 11 proceedings. Remaining issues and matters to be resolved include, among other things, the following:

•	the ultimate asbestos liability of the Debtors;

•	the outcome of ongoing negotiations with several of our insurers as to amounts of coverage and their participation in the funding of the settlement trusts;

•	the Bankruptcy Court’s decisions relating to various substantive and procedural aspects of the Chapter 11 proceedings;

•	appeals and/or objections by some of our insurers and others of the October 8, 2004 Bankruptcy Court findings and potential appeals as to the confirmation of the plan of reorganization;

•	conversion of B&W’s debtor-in-possession financing to exit financing;

•	the pension plan spin-off; and

•	insurance-related issues.

Insurance Coverage and Claims

     Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At September 30, 2004, receivables of $19.3 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Certain insurers have agreed to pay pre-petition amounts owed by them as part of settlement agreements with the plan proponents, upon the effective date of the plan.

     Pursuant to the Bankruptcy Court’s order, a March 29, 2001 bar date was set for the submission of allegedly unpaid pre-Chapter 11 settled asbestos claims and a July 30, 2001 bar date for all other asbestos-related personal injury claims, asbestos property damage claims, derivative asbestos claims and claims relating to alleged nuclear liabilities arising from the operation of the Apollo/Parks Township facilities against the Debtors. As of the March 29, 2001 bar date, over 49,000 allegedly settled claims had been filed. The Debtors have accepted approximately 8,910 claims as pre-Chapter 11 binding settled claims at this time, with an aggregate liability of approximately $69 million. The Bankruptcy Court has disallowed approximately 33,000 claims as settled claims. If the Bankruptcy Court determined these claims were not settled prior to the filing of the Chapter 11 petition, these claims were entitled to be refiled as unsettled personal injury claims. As of July 30, 2001, approximately 223,000 additional asbestos personal injury claims, 60,000 related-party claims, 190 property damage claims, 229 derivative asbestos claims and 575 claims relating to the Apollo/Parks Township facilities had been filed. Since the July 30, 2001 bar date, approximately 15,000 additional personal injury claims have been filed, including approximately 10,000 claims originally filed as allegedly settled claims that were disallowed by the Bankruptcy Court as settled claims and subsequently refiled as unsettled personal injury claims. Approximately 3,900 additional related-party claims, 28 property damage claims, 194 derivative claims and three Apollo/Parks Township claims have also been filed since the July 30, 2001 bar date. A bar date of January 15, 2003 was set for the filing of certain general unsecured claims. As of January 15, 2003, approximately 2,700 general unsecured claims were filed, and the Debtors commenced an analysis of these claims and filed objections to many of them. These include claims filed by various insurance companies seeking recovery from the Debtors under various theories, and priority tax claims, which appear to be estimates of liability by taxing authorities for ongoing audits of MI. The Debtors believe that these claims are without merit and have contested them. The estimated total alleged liability, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage insurance coverages. The Debtors filed a proposed Litigation Protocol with the U. S. District Court on October 18, 2001, setting forth the intention of the Debtors to challenge all unsupported claims and taking the position that a significant number of those claims may be disallowed by the Bankruptcy Court. The ACC and the FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims. No decision was rendered by the Court, and these matters were stayed pending the consensual settlement negotiations between the parties.

     During the course of the bankruptcy proceeding and continuing to the present, we and the ACC and FCR have been in settlement negotiations with insurers of B&W and MII that have issued the insurance policies whose rights will be assigned to the asbestos personal injury trust under the B&W plan of reorganization. The settlement negotiations generally seek to liquidate insurance policy rights into cash payments that would be paid to or for the benefit of the trust if and when the plan of reorganization becomes effective. To date, we and the ACC and FCR have reached settlements with a number of insurers, including Travelers, CNA insurers, Affiliated FM, AIG, Associated International, First State, Northwestern National, the Riverstone Insurers, Arkwright, Prudential Assurance, Mt. McKinley and Royal. Those agreements collectively provide for the payment of over $334 million in insurance proceeds to the asbestos personal injury trust after the plan effective date, in exchange for a release of certain coverage liabilities of these insurers. Under the terms of these agreements, the settling insurers would withdraw any objections to the plan of reorganization and, if and when the plan becomes effective, these insurers would receive the benefit of the plan’s Section 524(g) injunction with respect to B&W asbestos claims. These settlements have been approved by the Bankruptcy Court. We, the ACC and FCR are also engaged in settlement negotiations with other insurers of B&W, which, if agreements are reached, would be subject to the approval of the Bankruptcy Court. In addition, the ACC and the FCR and underwriters at Lloyd’s/Equitas recently have reached an agreement in principle to settle certain insurance rights under Lloyd’s policies issued to B&W and MII. At this time, we are evaluating the terms and conditions of the proposed Lloyd’s/Equitas agreement, which is still subject to negotiation by the parties. See Note 6 for information on legal proceedings involving Travelers and certain underwriters at Lloyd’s and Turegum Insurance Company and Lloyd’s, London and certain London Market companies.

Debtor-in-Possession Financing

     In connection with the bankruptcy filing, the Debtors entered into a $300 million debtor-in-possession revolving credit facility (the “DIP Credit Facility”), which was subsequently reduced to $227.75 million, with a group of lenders for a term currently scheduled to expire in February 2005. All amounts owed under the facility have a super-priority administrative expense status in the bankruptcy proceedings. The Debtors’ obligations under the facility are (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and nonperformance letters of credit issued under the facility cannot exceed $100 million in the aggregate. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. There were no borrowings under this facility at September 30, 2004 or December 31, 2003.

     A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the “Pre-existing LCs”). MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of September 30, 2004, approximately $173.6 million in letters of credit had been issued under the DIP Credit Facility, of which approximately $17.5 million was to replace or backstop Pre-existing LCs.

     In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. At September 30, 2004, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $45.3 million, of which approximately $0.7 million relates to bonds issued after February 21, 2000.

     As to the guarantee and indemnity obligations related to B&W’s letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

Financial Results and Reorganization Items

     Summarized financial data for B&W is as follows:

INCOME STATEMENT INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands)
Revenues	$279,015	$318,542	$1,013,439	$1,051,796
Income (Loss) before Provision for Income Taxes	$14,076	$18,281	$82,393	$(16,599	)(1)
Net Income (Loss)	$11,322	$15,409	$80,781	$(22,867)

(1)Includes a provision totaling $64.5 million for an increase in B&W’s asbestos liability.

BALANCE SHEET INFORMATION

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Assets:
Current Assets	$713,208	$701,380
Non-Current Assets	1,637,424	1,596,073

Total Assets	$2,350,632	$2,297,453

Liabilities:
Current Liabilities	$471,860	$504,033
Non-Current Liabilities(1)	1,813,557	1,813,736
Stockholder’s Equity (Deficit)	65,215	(20,316)

Total Liabilities and Stockholder’s Equity (Deficit)	$2,350,632	$2,297,453

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

     We recorded losses of $149.3 million during 2002 and $27.9 million during 2003 on the three Spar projects. During 2003, we also recorded estimated losses of $66.5 million on the Carina Aries project and $25.2 million on the Belanak FPSO project. We recorded approximately $24.9 million in recoveries and productivity improvements on these contracts in our income statement during the nine months ended September 30, 2004. However, we may continue to incur negative cash flows on these projects primarily due to the cost overruns recorded in the prior year.

     The three Spar projects are complete. Remaining issues related to the Devils Tower and Front Runner Spar projects include ongoing exposure to potential warranty claims from the customers during the respective one-year warranty periods. We have accrued warranty reserves which we believe are adequate to cover all known and likely warranty claims at this time. However, our experience with respect to Spar warranties is limited, and it is possible that actual warranty claims will exceed the amounts we have provided for at September 30, 2004.

     The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. The one-year warranty period on Medusa expired on August 22, 2004.

     A substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint application. On March 21, 2003, we filed an action against the paint supplier and certain of its related parties for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to the schedule and developed a plan for paint and pile installation issues. Since then, all nine piles on Devils Tower have been successfully installed and accepted by the United States Minerals Management Service, the U.S. Government regulatory agency for offshore structures. We received a certificate of final completion from our customer on this project in April 2004. In the nine months ended September 30, 2004, we recorded favorable contract cost adjustments on Devils Tower totaling approximately $4.4 million, primarily attributable to change orders approved during the period and an insurance recovery of costs incurred on pile-related issues. Remaining issues include a dispute with the subcontractor, Bay Ltd., and paint issues. The claims between JRM and Bay, Ltd. arising from the construction of Devils Tower have been set for arbitration on January 17, 2005. The one-year warranty period on Devils Tower will expire on February 24, 2005.

     We completed and handed over Front Runner, receiving acceptance from the customer on August 2, 2004. In the nine months ended September 30, 2004, we recorded favorable contract cost adjustments on Front Runner totaling approximately $5.1 million, primarily attributable to a change order for offshore work, reductions in cost estimates for work completed during the period and reduced exposure to schedule-related liquidated damages. The one-year warranty period on Front Runner will expire on August 2, 2005.

     With regard to the Carina Aries project, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $66.5 million during the year ended December 31, 2003. We completed the pipeline work in March 2004 and topsides installation in May 2004. We expect to complete the remaining work necessary to obtain the customer’s acceptance by November 2004. In the nine months ended September 30, 2004, we recorded favorable contract cost adjustments on Carina Aries totaling approximately $9.4 million, primarily attributable to reduced cost estimates for the offshore work completed during the period and reduced fees for letters of credit associated with the project. Remaining issues include ongoing exposure to potential warranty claims from the customer during the warranty period, which will begin when we obtain provisional acceptance from the customer.

     The Belanak FPSO project involves a subcontract to JRM for the fabrication of topsides for an FPSO in Indonesia. During the year ended December 31, 2003, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $25.2 million. Increases in cost were attributable to overruns of the material and subcontractor cost estimates, as well as labor costs to complete. In the nine months ended September 30, 2004, we recorded favorable contract cost adjustments on Belanak totaling approximately $7.5 million, primarily attributable to reduced cost estimates as a result of productivity improvements, as well as reduced exposure to liquidated damages. Schedule extensions to dates related to liquidated damages have been agreed with the customer and the JRM portion of the project is complete. The Belanak FPSO sailed on October 11, 2004. Remaining issues may exist related to liquidated damages under the revised contract.

     As of September 30, 2004, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated losses on these contracts and our estimated costs to complete all our other contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. In addition, our other fixed-price contracts are subject to various risks, including commodity price fluctuations, primarily steel prices. Given the risks inherent in fixed-price contracts, we may continue to have difficulty estimating costs to complete fixed-price contracts and, therefore, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods, since our backlog continues to contain some fixed-price contracts. Such adjustments could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, positive adjustments to overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.

     At September 30, 2004, JRM had approximately $27 million in accounts and notes receivable due from one of its joint ventures in Mexico and expects to generate revenues and cash flows in 2005 from the charter of one of its vessels to this venture. The note receivable is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. In addition, JRM also had approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at September 30, 2004. This joint venture is experiencing significant liquidity problems attributable to tax assessment issues and potential consequential damages due to cancellation of a contract with its major customer. As a result, JRM has exposure to possible delays in collection of and ultimate realization of its receivables from this joint venture. A gain of approximately $6 million on the sale of the DB17 is being deferred. This joint venture is accounted for on the cost method.

NOTE 11 – RESTRICTED CASH AND LIQUIDITY

     At September 30, 2004, we had total restricted cash and cash equivalents of $168.2 million, of which $55.7 million was classified as noncurrent. The restricted cash and cash equivalents include the following: $72.4 million serves as collateral for letters of credit; $5.3 serves as collateral for foreign exchange trading and other financial obligations; $43.0 million is required to meet reinsurance reserve requirements of our captive insurance companies; $40.5 million of proceeds from an asset sale by JRM is held in a separate account (classified as noncurrent) in order to ensure that JRM’s use of those proceeds will comply with the applicable requirements of the indenture relating to JRM’s 11% senior secured notes (the “JRM Secured Notes”); and $7.0 million is held in restricted foreign accounts. The $40.5 million of proceeds from JRM’s asset sale is classified as noncurrent since the funds are expected to be used to finance capital expenditures. In addition, $15.2 million of the cash serving as collateral for letters of credit is classified as noncurrent because the associated letters of credit have expiration dates beyond one year from September 30, 2004.

     As a result of the B&W bankruptcy filing in February 2000, our access to the cash flows of B&W and its subsidiaries has been restricted. In addition and as discussed in Note 10, JRM has incurred substantial cost overruns on its three Spar projects, the Carina Aries project and the Belanak FPSO project. Further, MI is restricted, as a result of covenants in its public debt indenture, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments. Given these issues, we have assessed our ability to continue as a viable business and have concluded that we can fund our operating activities and capital requirements for the next 12 months. Management’s plans with regards to these issues are as follows:

•	B&W Chapter 11 Filing. Our ability to obtain a successful and timely resolution to the B&W Chapter 11 proceedings has impacted our access to, and sources of, capital. We believe the completion of the overall settlement outlined in Note 9 will alleviate the impact of this uncertainty.

•	JRM’s Negative Cash Flows. Due primarily to the losses on three Spar projects, the Carina Aries project and the Belanak FPSO project recorded during the years ended December 31, 2003 and 2002 (see Note 10), we expect JRM to experience negative cash flows for the remainder of 2004 and into 2005. We have and intend to fund JRM’s negative cash flows with unrestricted cash, credit facilities permitted under the indenture relating to the JRM Secured Notes, and proceeds from sales of nonstrategic assets. However, covenants in the indenture relating to the JRM Secured Notes contain various restrictions on asset sales in excess of $10 million and generally prohibit JRM’s use of such proceeds to fund working capital needs. In July 2004, JRM completed the sale of its DB60 combination derrick and pipelay barge and its Oceanic 93 barge, together with a shearleg crane installed on that vessel. The cash sales price received for the DB60 was approximately $44 million. JRM currently plans to use the proceeds from the sale of the DB60 to fund forecasted capital expenditures over the next 12 months, a use permitted under the indenture relating to the JRM Secured Notes. The cash sales price received for the Oceanic 93 was approximately $18.7 million and, in accordance with the indenture relating to the JRM Secured Notes, JRM made an offer to purchase $18.7 million aggregate principal amount of the JRM Secured Notes. JRM did not receive any tenders of the JRM Secured Notes during the offer period and the $18.7 million of previously restricted funds is now unrestricted and available for JRM’s general corporate purposes, subject to the restrictive covenants contained in the indenture.

•	JRM’s Letters of Credit. At September 30, 2004, JRM had $64.2 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $24.1 million in letters of credit outstanding under a new $25 million letter of credit facility entered on August 25, 2004. The new $25 million facility is collateralized by certain marine assets and receivables. Due to JRM’s improving liquidity position and cash flow forecast, JRM ceased negotiations on the $75 million to $100 million letter of credit facility that it was pursuing as disclosed in Note 21 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003. We believe, based on our current liquidity forecast, that a $75 million to $100 million letter of credit facility is not necessary to JRM’s near-term liquidity. JRM will continue to cash collateralize a significant amount of its letters of credit and will continually evaluate the need for additional borrowings or credit facilities as the opportunity or need arises.

•	Outlook. As disclosed in Note 21 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003, as of December 31, 2003 there was substantial doubt about JRM’s ability to continue as a going concern. Since December 31, 2003 we have implemented a substantial portion of our plan to address JRM’s liquidity issues. We have implemented the following items since December 31, 2003 through the date of this report which have improved JRM’s liquidity:

•	JRM completed the sales of its DB60 and Oceanic 93 vessels resulting in cash proceeds of approximately $44 million and $18.7 million, respectively. The $18.7 million amount is now unrestricted while the $44 million amount is restricted for capital expenditures. (See discussion beginning on page 28 under JRM’s Negative Cash Flows for additional details);

•	JRM has completed the Spar projects to the extent that a $22 million temporary interest reserve has been released to unrestricted cash (See Note 10);

•	the Belanak FPSO and Carina Aries projects are both substantially complete and, as a result, our risk of these projects negatively impacting our liquidity has been significantly reduced;

•	JRM completed a new $25 million letter of credit facility that allowed for the release of approximately $25.3 million of cash previously restricted as collateral for letters of credit;

•	JRM has entered into an uncommitted credit facility with MII under which JRM can request up to $25 million in loans from MII, subject to certain negotiated terms and conditions. Through the date of this report, this facility has not been utilized; and

•	JRM has implemented cost reductions and downsizing at certain of its facilities.

As a result of the successful completion of the aforementioned items and future plans for JRM to increase backlog, reduce future costs where appropriate and continue to improve contract execution controls, we believe that JRM will fulfill its liquidity requirements throughout our 2005 forecast period with its current financing structure. Although JRM has improved its liquidity, various factors could have a negative impact on JRM’s cash flows beyond 2004 including inability to execute our plans and credit risks at one of JRM’s Mexican joint ventures.

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

     In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments, and availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to offshore marine construction operations;

•	the ability of JRM to maintain its forecasted financial performance and liquidity, including its ability to manage and estimate costs associated with its fixed-price long-term projects;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings and the related proposed settlement involving B&W and certain of its subsidiaries and MII;

•	the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002;

•	the potential impact on available insurance due to the recent increases in bankruptcy filings by asbestos-troubled companies;

•	the potential impact on our insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

•	proposed legislation that, if enacted, could limit or prohibit us from entering into contracts with the U.S. Government;

•	changes in, and liabilities relating to, existing environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East and Asia Pacific;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit;

•	the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.

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

     We recorded losses of $149.3 million during 2002 and $27.9 million during 2003 on the three Spar projects. During 2003, we also recorded estimated losses of $66.5 million on the Carina Aries project and $25.2 million on the Belanak FPSO project. We recorded approximately $24.9 million in recoveries and productivity improvements on these contracts in our income statement during the nine months ended September 30, 2004. However, we may continue to incur negative cash flows on these projects primarily due to the cost overruns recorded in the prior year.

     The three Spar projects are complete. Remaining issues related to the Devils Tower and Front Runner Spar projects include ongoing exposure to potential warranty claims from the customers during the respective one-year warranty periods. We have accrued warranty reserves which we believe are adequate to cover all known and likely warranty claims at this time. However, our experience with respect to Spar warranties is limited, and it is possible that actual warranty claims will exceed the amounts we have provided for at September 30, 2004.

     The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. The one-year warranty period on Medusa expired on August 22, 2004.

     A substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint application. On March 21, 2003, we filed an action against the paint supplier and certain of its related parties for recovery of the remediation costs, delays and other damages. During the third week of April 2003, we encountered difficulties in installing the piles necessary to moor the Devils Tower hull in place and suspended offshore work on this activity. In June 2003, we reached a settlement with the customer relating to the schedule and developed a plan for paint and pile installation issues. Since then, all nine piles on Devils Tower have been successfully installed and accepted by the United States Minerals Management Service, the U.S. Government regulatory agency for offshore structures. We received a certificate of final completion from our customer on this project in April 2004. In the nine months ended September 30, 2004, we recorded favorable contract cost adjustments on Devils Tower totaling approximately $4.4 million, primarily attributable to change orders approved during the period and an insurance recovery of costs incurred on pile-related issues. Remaining issues include a dispute with the subcontractor, Bay Ltd., and paint issues. The claims between JRM and Bay, Ltd. arising from the construction of Devils Tower have been set for arbitration on January 17, 2005. The one-year warranty period on Devils Tower will expire on February 24, 2005.

     We completed and handed over Front Runner, receiving acceptance from the customer on August 2, 2004. In the nine months ended September 30, 2004, we recorded favorable contract cost adjustments on Front

Runner totaling approximately $5.1 million, primarily attributable to a change order for offshore work, reductions in cost estimates for work completed during the period and reduced exposure to schedule-related liquidated damages. The one-year warranty period on Front Runner will expire on August 2, 2005.

     With regard to the Carina Aries project, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $66.5 million during the year ended December 31, 2003. We completed the pipeline work in March 2004 and topsides installation in May 2004. We expect to complete the remaining work necessary to obtain the customer’s acceptance by November 2004. In the nine months ended September 30, 2004, we recorded favorable contract cost adjustments on Carina Aries totaling approximately $9.4 million, primarily attributable to reduced cost estimates for the offshore work completed during the period and reduced fees for letters of credit associated with the project. Remaining issues include ongoing exposure to potential warranty claims from the customer during the warranty period, which will begin when we obtain provisional acceptance from the customer.

     The Belanak FPSO project involves a subcontract to JRM for the fabrication of topsides for an FPSO in Indonesia. During the year ended December 31, 2003, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $25.2 million. Increases in cost were attributable to overruns of the material and subcontractor cost estimates, as well as labor costs to complete. In the nine months ended September 30, 2004, we recorded favorable contract cost adjustments on Belanak totaling approximately $7.5 million, primarily attributable to reduced cost estimates as a result of productivity improvements, as well as reduced exposure to liquidated damages. Schedule extensions to dates related to liquidated damages have been agreed with the customer and the JRM portion of the project is complete. The Belanak FPSO sailed on October 11, 2004. Remaining issues may exist related to liquidated damages under the revised contract.

     As of September 30, 2004, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated losses on these contracts and our estimated costs to complete all our other contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. In addition, our other fixed-price contracts are subject to various risks, including commodity price fluctuations, primarily steel prices. Given the risks inherent in fixed-price contracts, we may continue to have difficulty estimating costs to complete fixed-price contracts and, therefore, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods, since our backlog continues to contain some fixed-price contracts. Such adjustments could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, positive adjustments to overall contract costs at completion could materially improve our results of operations, financial condition and cash flow. As disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the year ended December 31, 2003, JRM believed it had the opportunity to recover up to $25 million of the losses incurred in 2003. During the nine months ended September 30, 2004, JRM recorded the benefit of $5 million in insurance claims and change orders. As described in the preceding paragraphs, during the nine months ended September 30, 2004, JRM recognized approximately $24.9 million in recoveries and productivity improvements related to losses incurred in 2003.

     At September 30, 2004, JRM had approximately $27 million in accounts and notes receivable due from one of its joint ventures in Mexico and expects to generate revenues and cash flows in 2005 from the charter of one of its vessels to this venture. The note receivable is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. In addition, JRM also had approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at September 30, 2004. This joint venture is experiencing significant liquidity problems attributable to tax assessment issues and potential consequential damages due to cancellation of a contract with its major customer. As a result, JRM has exposure to possible delays in collection of and ultimate realization of its receivables from this joint venture. A gain of approximately $6 million on the sale of the DB17 is being deferred. This joint venture is accounted for on the cost method.

Other

     As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, we wrote off our net investment in B&W in the year ended December 31, 2002. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings. We revalue this estimate on a quarterly basis to reflect current conditions. For the nine months ended September 30, 2004 and 2003, the revaluation of the estimated cost of the settlement resulted in an aggregate increase in the provision of $2.4 million and $8.2 million, respectively. The increase in the provision includes tax expense of $0.1 million and $2.6 million for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, our estimate for the cost of the settlement is $130.3 million. See Note 9 to our condensed consolidated financial statements included in this report for details regarding this estimate.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to a proposed settlement agreement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement agreement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision on whether to approve the proposed settlement will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of the Fairness in Asbestos Injury Resolution legislation pending in the United States Senate. See Note 9 to our condensed consolidated financial statements included in this report for further information relating to the B&W Chapter 11 proceedings.

     If the proposed plan of reorganization is confirmed and the parties receive all requisite approvals for the proposed settlement, we expect to spin off the portion of MI’s qualified pension plan related to the active and retired employees of B&W as of the effective date of the plan of reorganization. If we complete such a spin-off, we would be required to recognize any curtailment and settlement gains or losses associated with the spin-off. Curtailment and settlement gains or losses are determined based on actuarial calculations as of the date of the spin-off. As disclosed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2003, based on data provided by our actuary, if this anticipated spin-off had occurred on December 31, 2003, we would have recorded curtailment and settlement losses through a noncash pre-tax charge to earnings totaling approximately $122.8 million. In addition, we would also have recorded a reduction in our charge to other comprehensive income for recognition of our minimum pension liability totaling approximately $127.2 million. As a result, if the spin-off had occurred at December 31, 2003, our stockholders’ deficit would have improved by approximately $4.4 million. We anticipate recording the effect of the spin-off based on actuarial calculations as of the date of the spin-off, which could be materially different from the effect described in this paragraph.

     For a summary of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2003. There have been no material changes to these policies during the nine months ended September 30, 2004.

     The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules generally requiring each public company to include, among other things, a report of management on the company’s internal control over financial reporting in its annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the company’s independent auditors must issue an attestation report on management’s assessment of the company’s internal control over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2004. Although we are diligently and vigorously reviewing our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, we cannot be certain that all our controls will be considered effective. In addition, the guidelines for the evaluation and attestation of internal control systems have only recently been finalized, and the evaluation and attestation processes are new and untested. Therefore, we can give no assurances that our systems will satisfy the new regulatory requirements. This could result in an adverse reaction in the financial marketplace.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2004 vs. THREE MONTHS ENDED SEPTEMBER 30, 2003

Marine Construction Services

     Revenues decreased 36% to $325.6 million, primarily due to: reduced activity on the Devils Tower Spar which was completed in February 2004; lower activity on the Carina Aries project, which was substantially complete at the end of March 2004; and lower fabrication activity in Southeast Asia and the Morgan City fabrication yard. The impacts of those factors were partially offset by increased activity on topsides fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea. The decrease in fabrication activity in Southeast Asia was due to reduced activity on the Belanak FPSO topsides project, as well as other fabrication and installation projects completed in 2003. The decrease at our Morgan City fabrication facility was due to reduced activity on a topsides fabrication contract.

     Segment operating income, which is before equity in income of investees, improved $1.8 million to $12.3 million. This improvement resulted primarily from improvements on Spar projects and reversal of drydock reserves of $8.0 million due to the sale of a vessel, partially offset by lower fabrication activity and lower marine installation activity worldwide, as well as increased general and administrative expenses. During the quarter ended September 30, 2004, we recorded favorable adjustments to cost estimates of $0.9 million on Spar projects, compared to charges totaling $19.9 million in the quarter ended September 30, 2003. The lower fabrication activity and the lower marine activity in the quarter ended September 30, 2004 resulted in declines of $9.4 million and $14.9 million, respectively, compared to the quarter ended September 30, 2003. General and administrative expenses increased $7.0 million to $24.7 million, primarily due to increased sales and proposals expense and increased regulatory compliance expense attributable to JRM’s compliance with recently adopted SEC regulations under the Sarbanes-Oxley Act of 2002. Higher premiums for officers and directors insurance, increased costs associated with treasury and financial systems and increased oversight efforts related to project controls and project management also contributed to increased general and administrative expense.

     Gain (loss) on asset disposals and impairments-net improved $14.9 million to $16.3 million, due to gains on sales of nonstrategic assets, primarily the Oceanic 93.

Government Operations

     Revenues decreased $8.4 million to $124.6 million, primarily due to lower revenues for the manufacture of nuclear components for certain U.S. Government programs, mainly due to cost savings that have resulted in reductions in costs that are passed on to the U.S. Government. For certain U.S. Government contracts, savings are shared between the contractor and the U.S. Government. This means that lower costs are billed due to the cost savings, but operating income is higher due to improvements resulting from the contractor’s share of the cost savings. A Six Sigma program and other cost and productivity improvement programs have been initiated that have resulted in these savings. These decreases in revenues were partially offset by increased revenues in our commercial nuclear environmental services for additional engineering services work and our other government operations due to additional fuel fabrication work. In addition, revenues for the quarter ended September 30, 2004 include approximately $3.8 million of recoveries of cash contributions to the qualified pension plan.

     Segment operating income, which is before equity in income of investees, increased $5.6 million to $21.0 million, primarily due to higher margins from the manufacture of nuclear components for certain U.S. Government programs because of increased productivity and improved cost management. In addition, we experienced improvement in general and administrative expenses. These improvements were partially offset by lower volume from the manufacture of nuclear components for certain U.S. Government programs.

     Segment operating income for the quarter ended September 30, 2004 also includes approximately $3.8 million of recoveries of cash contributions to the qualified pension plan. The sponsor of the BWXT qualified pension plan is MI. As a result, approximately $5 million of qualified pension expense attributable to the Government Operations segment is included in unallocated corporate expense and is not included in the Government Operations segment results.

     Equity in income of investees increased $1.7 million to $7.8 million, primarily due to increased operating results from several of our joint ventures operating in Idaho, Tennessee and Texas.

Corporate

     Unallocated corporate expenses decreased $7.4 million to $17.6 million, primarily due to a $6.6 million reduction in qualified pension plan expense from $20.7 million in 2003 to $14.1 million in 2004 and increased allocation of corporate costs to the operating segments. These decreases were partially offset by higher expenses associated with our compliance requirements under the Sarbanes-Oxley Act. In addition, we experienced favorable results in our captive insurers in 2004 compared to 2003.

     We record MI’s qualified pension plan expense in Corporate. For the three months ended September 30, 2004, if such pension expense were allocated, the allocated amounts would have been approximately as follows:

B&W	$9.0 million
BWXT	$4.9 million
Corporate	$0.2 million

Other Income Statement Items

     Interest expense increased $5.3 million to $9.1 million, primarily due to higher interest costs associated with the $200 million aggregate principal amount of JRM Secured Notes.

     For the three months ended September 30, 2004, the increase in our provision for income taxes was primarily associated with an increase in income in taxable jurisdictions. In addition, for the three months ended September 30, 2004, we increased our valuation allowance for the realization of deferred tax assets by $3.1 million from $197.5 million to $200.6 million. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are primarily responsible for shifts in our effective tax rate.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2004 vs. NINE MONTHS ENDED SEPTEMBER 30, 2003

Marine Construction Services

     Revenues decreased 24% to $1.1 billion, primarily due to reduced activity in Southeast Asia and lower activity on Spar projects and the Carina Aries project off the coast of southern Argentina. The lower activity on Spar projects was due to completion of the Medusa Spar in August 2003 and the Devils Tower Spar in February 2004, and lower activity on the Carina Aries project was due to that project having been substantially complete at the end of March 2004. That reduced activity was partially offset by increased activity on topsides fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea.

     Segment operating income, which is before equity in income of investees, increased $15.7 million to $28.6 million. This improvement resulted primarily from improvements on Spar projects and the Carina Aries project and reversal of drydock reserves of $8.0 million due to the sale of a vessel, partially offset by lower fabrication activity in all our yards and lower marine installation activity worldwide, as well as increased general and administrative expenses. During the nine months ended September 30, 2004 we recorded favorable adjustments to cost estimates as a result of favorable productivity and change order settlements on the Spar projects, the Carina Aries project and the Belanak FPSO project totaling $24.9 million, compared to charges totaling $61.9 million in the nine months ended September 30, 2003. The lower fabrication activity and the lower marine activity in the nine months ended September 30, 2004 resulted in declines of $44.1 million and $18.2 million, respectively, compared to the nine months ended September 30, 2003. General and administrative expenses increased $21.1 million to $72.4 million, primarily due to increased sales and proposals expense and increased regulatory compliance expense attributable to JRM’s compliance with recently adopted SEC regulations under the Sarbanes-Oxley Act of 2002. Higher premiums for officers and directors insurance, increased costs associated with treasury and financial systems and increased oversight efforts related to project controls and project management also contributed to increased general and administrative expense.

     Gain (loss) on asset disposals and impairments-net improved $13.6 million to $16.6 million, due to gains on sales of nonstrategic assets, primarily the Oceanic 93.

     Equity in income (loss) of investees improved $2.4 million, from a loss of $0.4 million to income of $2.0 million, primarily due to increased royalty income recognized in our Spars International Inc. joint venture. In addition, the nine months ended September 30, 2003 included a loss recorded for final settlement of tax liabilities of a previously dissolved international joint venture.

Government Operations

     Revenues increased $20.3 million to $398.6 million, primarily due to higher volumes from the manufacture of nuclear components for certain U.S. Government programs, our commercial nuclear environmental services, and our other government operations due to additional fuel fabrication work. These increases were partially offset by lower revenues from our commercial work and management and operating contracts. In addition, the nine months ended September 30, 2003 included revenues resulting from favorable resolution of contract disputes and approximately $5 million of recoveries of cash contributions to the qualified pension plan.

     Segment operating income, which is before equity in income of investees, increased $12.4 million to $58.2 million, primarily due to higher volume and margins from the manufacture of nuclear components for certain U.S. Government programs. In addition, we experienced improved volume and margins from our other government operations due to additional fuel fabrication work. These increases were partially offset by higher general and administrative costs due to higher corporate allocations, costs related to implementation of a new enterprise resource planning system and increased bidding activity. In addition, the nine months ended September 30, 2003 included income resulting from favorable resolution of contract disputes.

     Segment operating income for the nine months ended September 30, 2004 also includes approximately $5 million of recoveries of cash contributions to the qualified pension plan. The sponsor of the BWXT qualified pension plan is MI. As a result, approximately $16 million of qualified pension expense attributable to the Government Operations segment is included in unallocated corporate expense and is not included in the Government Operations segment results.

     Equity in income of investees increased $1.9 million to $21.2 million, primarily due to additional income resulting from the elimination of a one-month lag in reporting for a joint venture in Texas and increased operating results from a joint venture operating in Tennessee. These increases were partially offset by lower income from a joint venture in Idaho due to timing issues that are not expected to have an impact for the year ended December 31, 2004.

Corporate

     Unallocated corporate expenses decreased $16.7 million to $55.9 million, primarily due to a $11.1 million reduction in qualified pension plan expense from $56.8 million in 2003 to $45.7 million in 2004 and increased allocation of corporate costs to the operating segments. These decreases were partially offset by higher expenses associated with our compliance requirements under the Sarbanes-Oxley Act. In addition, we experienced favorable results in our captive insurers in 2004 compared to 2003.

     We record MI’s qualified pension plan expense in Corporate. For the nine months ended September 30, 2004, if such pension expense were allocated, the allocated amounts would have been approximately as follows:

B&W	$29.1 million
BWXT	$15.9 million
Corporate	$0.7 million

Other Income Statement Items

     Interest expense increased $14.1 million to $25.8 million, primarily due to higher interest costs associated with the $200 million aggregate principal amount of JRM’s 11% senior secured notes due 2013 (the “JRM Secured Notes”).

     For the nine months ended September 30, 2004, the increase in our provision for income taxes is primarily associated with an increase in income in taxable jurisdictions. In addition, for the nine months ended September 30, 2004, we increased our valuation allowance for the realization of deferred tax assets by $1.3 million from $199.3 million to $200.6 million. We operate in many different tax jurisdictions. Within these jurisdictions, tax provisions vary because of nominal rates, allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

     In the nine months ended September 30, 2003, we recorded income of $3.7 million as the cumulative effect of an accounting change, which is net of tax expense of $2.2 million, as a result of our adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Backlog

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Marine Construction Services	$1,421,701	$1,443,615
Government Operations	1,501,788	1,819,027

Total Backlog	$2,923,489	$3,262,642

     The Government Operations’ backlog has declined by approximately 17% from December 2003 levels. This is principally due to the nature of the government business. The U.S. Government’s fiscal year begins on October 1st of each year, and at this time is funded to book new work for the coming year. Therefore, our Government Operations’ backlog is highest at the end of our year as a result of new bookings in our fourth quarter. We anticipate the Government Operations’ backlog at December 31, 2004 to approximate December 2003 levels.

     At September 30, 2004, our Government Operations’ backlog with the U. S. Government was $1.5 billion, of which $4.8 million had not been funded.

Liquidity and Capital Resources

     On December 9, 2003, we completed new financing arrangements for JRM and BWXT on a stand-alone basis. These financing arrangements include the JRM Secured Notes and a three-year revolving credit facility for BWXT (the “BWXT Credit Facility”). Concurrent with the new financing arrangements, we cancelled our $166.5 million omnibus revolving credit facility, which was scheduled to expire on April 4, 2004. Neither the JRM Secured Notes nor the BWXT Credit Facility is guaranteed by MII.

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

     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million for a three-year term. Borrowings under the agreement may not exceed $100 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at September 30, 2004. The interest rate at September 30, 2004 was 5.25%. Commitment fees are charged at a per annum rate of 0.50%, payable quarterly. Proceeds from the BWXT Credit Facility have been used to repay an intercompany loan from MII, to repay amounts owed by BWXT under the omnibus revolving credit facility and for general corporate purposes of BWXT, its subsidiaries and joint ventures. At December 31, 2003, BWXT had borrowings of $36.8 million outstanding under the BWXT Credit Facility. At September 30, 2004, BWXT had no borrowings outstanding, and letters of credit outstanding under the facility totaled $52.3 million.

     As a result of losses in our Marine Construction Services segment, we experienced negative cash flows for 2003. Although JRM has experienced positive cash flows for the nine months ended September 30, 2004, we expect JRM to experience negative cash flows for the remainder of 2004 and into 2005. We have and intend to fund JRM’s negative cash flows with unrestricted cash, credit facilities permitted under the indenture relating to the JRM Secured Notes, and proceeds from sales of nonstrategic assets. However, covenants in the indenture relating to the JRM Secured Notes contain various restrictions on asset sales in excess of $10 million and generally prohibit JRM’s use of such proceeds to fund working capital needs. In July 2004, JRM completed the sale of its DB60 combination derrick and pipelay barge and its Oceanic 93 barge, together with a shearleg crane installed on that vessel. The cash sales price received for the DB60 was approximately $44 million. JRM currently plans to use the proceeds from the sale of the DB60 to fund forecasted capital expenditures over the next 12 months, a use permitted under the indenture relating to the JRM Secured Notes. The cash sales price received for the Oceanic 93 was approximately $18.7 million and, in accordance with the indenture relating to the JRM Secured Notes, JRM made an offer to purchase $18.7 million aggregate principal amount of the JRM Secured Notes. JRM did not receive any tenders of the JRM Secured Notes during the offer period and the $18.7 million of previously restricted funds is now unrestricted and available for JRM general corporate purposes, subject to the restrictive covenants contained in the indenture.

     At September 30, 2004, JRM had $64.2 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $24.1 million in letters of credit outstanding under a new $25 million letter of credit facility entered on August 25, 2004. The new facility provided for an immediate credit advance of $25 million. The facility is secured with liens placed on certain JRM assets, including its domestic accounts receivable and the DB26 vessel. The term of the facility is 36 months with an optional redemption by JRM after 18 months, with no financial covenants. The non-financial covenants and certain other terms and conditions of the new letter of credit facility are similar to those set forth in the indenture relating to the JRM Secured Notes.

     Due to JRM’s improving liquidity position and cash flow forecast, JRM ceased negotiations on the $75 million to $100 million letter of credit facility that it was pursuing as disclosed in Note 21 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2003. We believe, based on our current liquidity forecast, that a $75 million to $100 million letter of credit facility is not necessary to JRM’s near-term liquidity. JRM will continue to cash collateralize a significant amount of its letters of credit and will continually evaluate the need for additional borrowings or credit facilities as the opportunity or need arises.

     As disclosed in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources” in Part II of our annual report on Form 10-K for the year ended December 31, 2003, as of December 31, 2003, there was substantial doubt about JRM’s ability to continue as a going concern. Since December 31, 2003 we have implemented a substantial portion of our plan to address JRM’s liquidity issues. We have implemented the following items since December 31, 2003 through the date of this report which have improved JRM’s liquidity:

•	JRM completed the sales of its DB60 and Oceanic 93 vessels resulting in cash proceeds of approximately $44 million and $18.7 million, respectively. The $18.7 million amount is now unrestricted while the $44 million amount is restricted for capital expenditures. (See discussion of asset sales above for additional details);

•	JRM has completed the Spar projects to the extent that a $22 million temporary interest reserve has been released to unrestricted cash;

•	the Belanak FPSO and Carina Aries projects are both substantially complete and, as a result, our risk of these projects negatively impacting our liquidity has been significantly reduced;

•	JRM completed a new $25 million letter of credit facility that allowed for the release of approximately $25.3 million of cash previously restricted as collateral for letters of credit;

•	JRM has entered into an uncommitted credit facility with MII under which JRM can request up to $25 million in loans from MII, subject to certain negotiated terms and conditions. Through the date of this report, this facility has not been utilized; and

•	JRM has implemented cost reductions and downsizing at certain of its facilities.

As a result of the successful completion of the aforementioned items and future plans for JRM to increase backlog, reduce future costs where appropriate and continue to improve contract execution controls, we believe that JRM will fulfill its liquidity requirements throughout our 2005 forecast period with its current financing structure. Although JRM has improved its liquidity, various factors could have a negative impact on JRM’s cash flows beyond 2004 including inability to execute our plans and credit risks at one of JRM’s Mexican joint ventures.

     As of September 30, 2004, MII had outstanding performance guarantees for four JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $132 million) relate to projects that have been completed and are in the warranty periods, the latest of which would expire in January 2006. JRM has incurred minimal warranty costs in prior years and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims.

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

     At September 30, 2004, we had total restricted cash and cash equivalents of $168.2 million, of which $55.7 million was classified as noncurrent. The restricted cash and cash equivalents include the following: $72.4 million serves as collateral for letters of credit; $5.3 serves as collateral for foreign exchange trading and other financial obligations; $43.0 million is required to meet reserve requirements of our captive insurance companies; $40.5 million of proceeds from an asset sale by JRM is held in a separate account (classified as noncurrent) in order to ensure that JRM’s use of those proceeds will comply with the applicable requirements of the indenture relating to the JRM Secured Notes; and $7.0 million is held in restricted foreign accounts. The $40.5 million of proceeds from JRM’s asset sale is classified as noncurrent since the funds are expected to be used to finance capital expenditures. In addition, $15.2 million of the cash serving as collateral for letters of credit is classified as noncurrent because the associated letters of credit have expiration dates beyond one year from September 30, 2004.

     At September 30, 2004 and December 31, 2003, our balance in cash and cash equivalents on our consolidated balance sheets includes approximately $9.3 million and $19.9 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.

     Our working capital, excluding restricted cash and cash equivalents, improved by approximately $59.1 million from a negative $204.8 million at December 31, 2003 to a negative $145.7 million at September 30, 2004. Since December 31, 2003, $28.7 million of restricted cash held by BWXT has been released. In addition, as of August 2, 2004, in accordance with the indenture relating to the JRM Secured Notes, the temporary interest reserve of $22.0 million is no longer required due to completion of the Front Runner project. Also in August 2004, JRM’s new $25 million letter of credit facility allowed for the release of approximately $25.3 million of cash previously restricted to collateralize letters of credit.

     Our net cash provided by investing activities decreased approximately $36.4 million to $69.8 million for the nine months ended September 30, 2004 from $106.2 million for the nine months ended September 30, 2003. Net cash provided by investing activities in the nine months ended September 30, 2003 primarily resulted from the sale of investment securities after the release of cash collateral which had been used to secure a previous credit facility.

     At September 30, 2004, we had investments with a fair value of $42.4 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of September 30, 2004, we had pledged approximately $41.3 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

     At November 3, 2004, our liquidity position was as follows (in millions):

	JRM	MI	Other	Consolidated
Cash, cash equivalents and investments	$261	$26	$118	$405
Less restricted amounts:
Letter of credit collateral	(74)	—	(4)	(78)
Captive insurer requirements	(15)	—	(30)	(45)
Pledged securities	—	—	(41)	(41)
Capital expenditure reserve	(39)	—	—	(39)
Restricted foreign accounts	(9)	—	—	(9)

Total free cash available	124	26	43	193
Amount available under BWXT Credit Facility	—	83	—	83

Total available liquidity	$124	$109	$43	$276

The table above represents our liquidity position at a single date, which may not be indicative of our future liquidity position. JRM’s total available liquidity at September 30, 2004 and December 31, 2003 was $141.2 million and $131.7 million, respectively.

     As of September 30, 2004, MII had outstanding performance guarantees for five Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2005, were all executed in 2001 and have a cap of $75 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of September 30, 2004, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.

     On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendancy of their bankruptcy case. This $227.75 million facility is currently scheduled to expire on February 22, 2005. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. B&W had no borrowings outstanding under this facility at September 30, 2004 or December 31, 2003. Letters of credit outstanding under the DIP Credit Facility at September 30, 2004 totaled approximately $173.5 million.

     As of September 30, 2004, MII, MI and BWICO have agreed to indemnify B&W for customer draws on $17.5 million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W’s Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, should customer draws occur on these letters of credit requiring MII, MI and BWICO, either individually or combined, to satisfy their primary, guaranty or indemnity obligations, the liquidity of MII, MI and BWICO would not be strained. In addition, as of September 30, 2004, MII guaranteed surety bonds of approximately $55.3 million, of which $51.1 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. However, MII does not currently have sufficient cash or other liquid resources available if contract defaults require it to fund a significant amount of its surety bond guarantee obligations. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

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

     The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. On October 8, 2004, the Bankruptcy Court issued its Findings of Fact and Conclusions of Law on Core Matters and Proposed Findings of Fact and Conclusions of Law on Non-Core Matters and recommended confirmation of the plan. On October 27, 2004, the Bankruptcy Court granted a Motion to Amend and for Additional Findings filed by the plan proponents and indicated that it would enter a formal order shortly recommending confirmation of the plan to the District Court, together with amended findings of fact and conclusions of laws. Various parties have filed appeals and/or objections to the October 8, 2004 findings, including American Nuclear Insurers and the ACE Companies, and other parties have sought extensions of time in which to object and/or appeal from the findings. ACE subsequently withdrew its appeal as premature until such time as the Bankruptcy Court issues its formal order. It is uncertain how long it will take for the Bankruptcy Court to issue its formal order recommending confirmation of the plan to the District Court. It is also uncertain when and how the District Court will take action after the Bankruptcy Court makes such a recommendation.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to the proposed settlement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors. We would become bound to the settlement agreement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision on whether to approve the proposed settlement will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of the proposed federal legislation entitled “The Fairness in Asbestos Injury Resolution Act of 2004” (Senate Bill 2290, the “FAIR Bill”), which is currently pending before the United States Senate. The FAIR Bill would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims. The bill has not been approved by the Senate and has not been introduced in the House of Representatives.

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

Item 4. Controls and Procedures

     In accordance with Rules 13a-15 and 15d-15 under the Securities Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, as we have disclosed in our annual report on Form 10-K for the year ended December 31, 2003 and in our Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, we have identified certain matters involving internal controls and operations of our Marine Construction Services segment which, among other things, impact our ability to forecast accurately total costs to complete fixed-price contracts, primarily first-of-a-kind projects, until we have performed all major phases of the work. In addition, our auditors have advised us that these matters are considered a “material weakness” in JRM’s ability to accurately estimate costs to complete first-of-a-kind projects. We are continuing to address these matters by improving controls throughout the bidding, contracting and project management process, including the implementation of new reporting procedures, improved information systems designs and enhanced communication processes throughout the JRM organization. We plan to continue evaluating the effectiveness of these new controls and procedures in the fourth quarter. We also continue to make changes in operating management personnel at JRM. Except for those changes, there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information on our purchases of equity securities during the quarter ended September 30, 2004, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

			Total number of	Maximum
			shares purchased	number of shares
	Total number	Average	as part of	that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs	plans or programs
August 1, 2004 - August 31, 2004	5,022	$10.145	not applicable	not applicable

Total	5,022	$10.145	not applicable	not applicable

Item 6. Exhibits

Exhibit 3.1*- McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

Exhibit 3.2* — McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-08430)).

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
Executive Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer and
Duly Authorized Representative)
November 9, 2004

EXHIBIT INDEX

Exhibit	Description
3.1*	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification by Chief Financial Officer.

32.1	Section 1350 certification by Chief Executive Officer.

32.2	Section 1350 certification by Chief Financial Officer.

*Incorporated by reference to the filing indicated.