Form 10-K
period 2004-12-31
MCDERMOTT INTERNATIONAL INC
filed 2005-03-31
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 1 0 - K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2004), was approximately $666,737,645.

The number of shares of the registrant’s common stock outstanding at January 31, 2005 was 67,456,902.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

McDERMOTT INTERNATIONAL, INC.

INDEX - FORM 10-K

i

INDEX - FORM 10-K

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

P A R T   I

I t e m s   1. a n d   2. B U S I N E S S   A N D   P R O P E R T I E S

A. G E N E R A L

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

     On February 22, 2000, B&W and certain of its subsidiaries (collectively, the “Debtors”) filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Debtors took this action as a means to determine and comprehensively resolve their asbestos liability. B&W’s operations have been subject to the jurisdiction of the Bankruptcy Court since February 22, 2000 and, as a result, our access to cash flows of B&W and its subsidiaries is restricted. The B&W Chapter 11 proceedings require a significant amount of management’s attention, and they represent an uncertainty in the financial marketplace. See Section I, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 20 to our consolidated financial statements included in this report for further information concerning the effects of the Chapter 11 filing.

     Due to the B&W Chapter 11 filing, on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and we began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the settlement of the B&W Chapter 11 proceedings of $110.0 million, including related tax expense of $23.6 million. We revalue this estimate on a quarterly basis to reflect current conditions. For the years ended December 31, 2004 and 2003, the revaluation of the estimated cost of the settlement resulted in an aggregate increase in the provision of $11.9 million and $18.0 million, respectively. The increase in the provision includes associated tax expense of $0.7 million and $3.4 million for the years ended December 31, 2004 and 2003, respectively. The proposed settlement contemplates, among other things, the issuance of shares of our common stock to an asbestos personal injury settlement trust, and the increase in the provision for the cost of the proposed settlement is primarily due to an increase in our stock price. As of December 31, 2004, our estimate for the cost of the proposed settlement is $140.0 million.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to the proposed agreement. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of any potential federal legislation concerning asbestos liabilities, including “The Fairness in Asbestos Injury Resolution (FAIR) Act of 2005.” See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 20 to our consolidated financial statements included in this report for information regarding developments in the B&W Chapter 11 proceedings and a summary of the components of the proposed settlement.

     We operate in three business segments:

•	Marine Construction Services includes the results of operations of JRM and its subsidiaries, which supply services to offshore oil and gas field developments worldwide. This segment’s principal activities include the front-end and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems. This segment operates in most major offshore oil and gas producing regions throughout the world, including the U.S. Gulf of Mexico, Mexico, South America, the Middle East, India, the Caspian Sea and Asia Pacific. See Section I, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Government Operations includes the results of operations of BWXT and its subsidiaries. This segment supplies nuclear components to the U.S. Government and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”). Government Operations also includes the results of McDermott Technology, Inc. (“MTI”).

•	Power Generation Systems includes the results of operations of our Power Generation Group, which is conducted primarily through B&W and its subsidiaries. This segment provides a variety of services, equipment and systems to generate steam and electric power at energy facilities worldwide. Due to the B&W Chapter 11 filing, effective February 22, 2000, we no longer consolidate B&W’s and its subsidiaries’ results of operations in our consolidated financial statements. Amounts reported for this segment reflect the results of operations of subsidiaries not owned by B&W. See Note 20 to our consolidated financial statements included in this report for information on the condensed consolidated results of B&W and its subsidiaries.

     The following tables summarize our revenues and operating income by business segment for the years ended December 31, 2004, 2003 and 2002. See Note 17 to our consolidated financial statements included in this report for additional information about our business segments and operations in different geographic areas.

	Year Ended
	December 31,
	2004	2003	2002
		(In Millions)
REVENUES Marine Construction Services	$1,367.9	$1,803.9	$1,133.1
Government Operations	555.1	531.5	553.8
Power Generation Systems	—	—	46.9

	$1,923.0	$2,335.4	$1,733.8

	Year Ended
	December 31,
	2004	2003	2002
		(In Millions)
OPERATING INCOME (LOSS):

Segment Operating Income (Loss):
Marine Construction Services	$51.6	$(51.1)	$(165.3)
Government Operations	76.7	58.2	34.6
Power Generation Systems	(0.9)	(0.8)	(2.8)

	$127.4	$6.3	$(133.5)

Gain (Loss) on Asset Disposals and Impairments - Net:
Marine Construction Services	$30.3	$5.8	$(320.9)
Government Operations	0.6	0.4	—
Power Generation Systems	1.6	—	—

	$32.5	$6.2	$(320.9)

Equity in Income (Loss) from Investees:
Marine Construction Services	$1.9	$(0.5)	$5.3
Government Operations	32.5	28.0	24.6
Power Generation Systems	1.2	0.9	(2.2)

	$35.6	$28.4	$27.7

Write-off of investment in B&W	—	—	(224.7)
Other unallocated	—	—	(1.5)
Unallocated corporate	(49.6)	(93.6)	(23.6)

	$145.9	$(52.7)	$(676.5)

See Note 17 to our consolidated financial statements included in this report for further information on Corporate.

B. M A R I N E   C O N S T R U C T I O N   S E R V I C ES

General

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

     See Section I, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information on significant losses incurred by JRM in prior years.

Marine Construction Vessels and Properties

     We operate a large fleet of marine vessels used in major offshore construction. The nucleus of a “marine construction spread” is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. We currently own or, through our ownership interests in joint ventures, operate two derrick vessels, one pipelaying vessel and nine combination derrick-pipelaying vessels. We also operate a pipelay vessel for a subdivision of the state-owned oil company of Azerbaijan. The lifting capacities of our derrick and combination derrick-pipelaying vessels range from 600 to 4,400 tons. These vessels range in length from 350 to 698 feet and are fully equipped with stiff leg or revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional equipment. Six of the vessels are self-propelled, with two also having dynamic positioning systems. We also have a substantial inventory of specialized support equipment for intermediate water and deepwater construction and pipelay. In addition, we own or lease a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of our major marine construction vessels.

     The following table sets forth certain information with respect to the major marine construction vessels utilized to conduct our Marine Construction Services business, including their location at December 31, 2004 (except where otherwise noted, each of the vessels is owned and operated by us):

					Maximum
			Year Entered	Maximum	Pipe
			Service/	Derrick	Diameter
Location and Vessel Name	Flag	Vessel Type	Upgraded	Lift (tons)	(inches)
UNITED STATES
DB 50 (a)	Panama	Pipelay/Derrick	1988	4,400	20
DB 16 (a)	U.S.A.	Pipelay/Derrick	1967/2000	860	30
Intermac 600	Panama	Launch/Cargo Barge (b)	1973	—	—
MEXICO
DB 101(c)	Panama	Semi-Submersible Derrick	1978	3,500	—
DB 17 (d)	Panama	Pipelay/Derrick	1969	860	60
Mexica (d)	Mexico	Derrick	1966	600	—
Mixteco (d)	Mexico	Pipelay/Derrick	1972	800	48
Huasteco (d)	Mexico	Pipelay/Derrick	1976	2,000	48
Olmeca II (d)	Mexico	Pipelay	1969	—	42
MIDDLE EAST
DB 27	Panama	Pipelay/Derrick	1974	2,400	60
CASPIAN SEA
Israfil Husseinov (e)	Azerbaijan	Pipelay	1997/2003	—	60
ASIA PACIFIC
DB 30	Panama	Pipelay/Derrick	1975/1999	3,080	60
DB 26 (f)	Panama	Pipelay/Derrick	1975	900	60
DLB KP1	Panama	Pipelay/Derrick	1974	660	60
Intermac 650	U.S.A.	Launch/Cargo Barge (g)	1980	—	—

(a)	Vessel with dynamic positioning capability.

(b)	The dimensions of this vessel are 500’ x 120’ x 33’.

(c)	Owned by us and operated by our Mexican joint venture, Construcciones Maritimas Mexicanas, S.A. de C.V., pursuant to a bareboat charter.

(d)	Owned and operated by our Mexican joint venture, Construcciones Maritimas Mexicanas, S.A. de C.V.

(e)	Operated by us for a subdivision of the State Oil Company of the Azerbaijan Republic.

(f)	Leased and operated by our Malaysian joint venture.

(g)	The dimensions of this vessel are 650’ x 170’ x 40’.

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

     Our principal fabrication facilities are located near Morgan City, Louisiana, in Indonesia on Batam Island and in Dubai, U.A.E. In addition, we operate, through a 95% interest in a consolidated subsidiary, a ship repair facility in Veracruz, Mexico, which we have used as a fabrication facility from time to time. We also operate a portion of the Baku Deepwater Jacket Factory fabrication facility in Baku, Azerbaijan. The Baku Deepwater Jacket Factory facility is a wholly owned subsidiary of the State Oil Company of the Azerbaijan Republic. Our fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment. We fabricate a full range of offshore structures, from conventional jacket-type fixed platforms to intermediate water and deepwater platform configurations employing Spar, compliant-tower and tension leg technologies, as well as floating, production, storage and offtake (“FPSO”) technology.

     Expiration dates, including renewal options, of leases covering land for JRM’s fabrication facilities at December 31, 2004 were as follows:

Morgan City, Louisiana	Years 2005-2048
Jebel Ali, U.A.E.	Year 2015
Batam Island, Indonesia	Year 2028
Veracruz, Mexico	Year 2024

     As a result of renewal options on the various tracts comprising the Morgan City fabrication facility, we have the ability, within our sole discretion, to continue leasing almost all the land we are currently using for that facility until 2048.

Foreign Operations

     JRM’s revenues, net of intersegment revenues, and its segment income (loss) derived from operations located outside of the United States, as well as the approximate percentages to our total consolidated revenues and total consolidated segment income (loss), respectively, for each of the last three years were as follows:

	Revenues		Segment Income (Loss)
	Amount	Percent	Amount		Percent
		(Dollars in thousands)
Year ended December 31, 2004	$842,831	44%	$82,673		42%

Year ended December 31, 2003	$1,070,894	46%	$(3,827)		—

Year ended December 31, 2002	$513,932	30%	$(7,806	)(1)	2%

(1)Excludes $313.0 million goodwill impairment charge.

     We participate in joint ventures involving operations in foreign countries that sometimes require majority ownership by local interests. One of our joint ventures, Construcciones Maritimas Mexicanas, S.A. de C.V., is a Mexican joint venture which provides marine installation services for Pemex in the Gulf of Mexico, in which we own a 49% interest.

Raw Materials

     Our Marine Construction Services segment uses raw materials, such as carbon and alloy steels in various forms, welding gases, paint, fuels and lubricants, which are available from many sources. JRM does not depend on any single supplier or source for any of these materials. Although shortages of some of these materials and fuels have existed from time to time, no material shortage currently exists. However, steel prices are volatile and increasing and deliveries are less than orderly, indicating that shortages may occur in the near future.

Competition

     We believe we are among the few marine construction contractors capable of providing the full range of services in major offshore oil and gas producing regions of the world. We believe that the substantial capital costs involved in becoming a full-service marine construction contractor create a significant barrier to entry into the market as a global, fully integrated competitor. We do, however, face substantial competition from regional competitors and less integrated providers of marine construction services, such as engineering firms, fabrication facilities, pipelaying companies and shipbuilders.

     A number of companies compete with us in each of the separate marine pipelay and construction and fabrication phases in various parts of the world. These competitors include Allseas Marine Contractors S.A., Daewoo Engineering & Construction Co., Ltd., Global Industries Ltd., NPCC (Abu Dhabi), Heerema Group, Hyundai Heavy Industrial Co., Ltd., Kiewit Offshore Services, Ltd., Nippon Steel Corporation, Saipem S.p.A., Stolt Offshore S.A. and Technip S.A. Contracts are usually awarded on a competitive bid basis. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, condition of equipment, safety record and reputation, price competition is normally the primary factor in determining which qualified contractor with available equipment is awarded a contract. Major marine construction vessels have few alternative uses and, because of their nature and the environment in which they work, have relatively high maintenance costs whether or not they are operating. See discussion in Risk Factors for additional information on the competitive nature of our Marine Construction Services segment.

Customers

     JRM’s customers are primarily oil and gas companies, including several foreign government-owned companies. JRM’s five largest customers during 2004 were Azerbaijan International Operating Company, BP Plc and its subsidiaries, Ras Laffan Liquified Natural Gas Company Limited, Murphy Oil Corporation and PT Brown and Root Indonesia which accounted for 22.1%, 14.3%, 6.6%, 5.8% and 2.9% of our total consolidated revenues, respectively. JRM’s five largest customers during 2003, BP plc, Azerbaijan International Operating Company, Ras Laffan Liquified Natural Gas Company Limited, Murphy Oil Corporation, and Dominion Resources, Inc., accounted for 13.0%, 11.2%, 7.7%, 7.0% and 6.7% of our total consolidated revenues, respectively.

     In 2001, we entered into a contract with a unit of BP Plc for the exclusive use of our Morgan City, Louisiana fabrication facility for a period of approximately three years to perform fabrication of topsides facilities for four new major deepwater hubs for the Gulf of Mexico: Holstein, Thunder Horse, Mad Dog and Atlantis. Historically, this arrangement has been cost-plus, but it was reduced to an hourly rate in 2004. We expect the agreement to expire in 2005.

     The level of engineering and construction services required by any one customer depends upon the amount of that customer’s capital expenditure budget for offshore marine construction services any single year. Consequently, customers that account for a significant portion of revenues in one year may represent an immaterial portion of revenues in subsequent years.

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

     We attempt to cover anticipated increases in costs of labor, material and service costs of our long-term contracts, either through an estimate of such charges, which is reflected in the original price, or through price escalation clauses. However, for certain projects we have been unable to accurately forecast total cost to complete until we have performed all major phases of the project. Our experience on these long-term contracts has shown that revenue, cost and gross profit realized on fixed-price contracts will often vary from the original and subsequently estimated amounts because of changes in job conditions and variations in labor and equipment productivity over the term of the contract. We may experience reduced profitability or losses on projects as a result of these variations and the risks inherent in the marine construction industry, including, but not limited to, operating in foreign countries, adverse weather conditions, mechanical failures and pollution or other environmental mishaps.

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

Backlog

     As of December 31, 2004 and 2003, our Marine Construction Services segment’s backlog amounted to approximately $1.2 billion and $1.4 billion, respectively. This represents approximately 42% and 44% of our total consolidated backlog at December 31, 2004 and 2003, respectively. Of the December 31, 2004 backlog, we expect to recognize approximately $900 million in revenues in 2005 and $300 million in 2006.

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

Factors Affecting Demand

     Our Marine Construction Services segment’s activity depends mainly on the capital expenditures for offshore marine construction services of oil and gas companies and foreign governments for construction of development projects. Numerous factors influence these expenditures, including:

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

C.   G O V E R N M E N T    O P E R A T I O N S

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

Raw Materials

     Our Government Operations segment relies on certain single source suppliers for materials used in its products. We believe these suppliers are viable, and we and the U.S. Government expend significant effort to maintain the supplier base.

Customers and Competition

     Our Government Operations segment supplies nuclear components for the U.S. Government. There are a limited number of suppliers of specialty nuclear components, with BWXT being the largest based on revenues. Through the operations of this segment, we are also involved along with other companies in the operation of:

•	the Idaho National Laboratory near Idaho Falls, Idaho;

•	the Rocky Flats Environmental Technology Site near Boulder, Colorado;

•	the Savannah River Site in Aiken, South Carolina;

•	the Strategic Petroleum Reserve in Louisiana and Texas;

•	the Pantex Site in Amarillo, Texas;

•	the Oak Ridge National Lab Site (the “Y-12” facility) in Oak Ridge, Tennessee; and

•	the Miamisburg Closure Project in Miamisburg, Ohio.

     Our competition in the operation of these facilities include Bechtel National Inc., Washington Group International, CH2M Hill, Inc, Fluor Corporation and Nuclear Fuel Services, Inc.

     All of these contracts are subject to annual funding determinations by the U.S. Government.

     The U.S. Government accounted for approximately 27%, 21% and 29% of our total consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively, including 26%, 20% and 22%, respectively, related to nuclear components.

Backlog

     At December 31, 2004 and 2003, our Government Operations segment’s backlog amounted to $1.7 billion and $1.8 billion, or approximately 58% and 56%, respectively, of our total consolidated backlog. Of the December 31, 2004 backlog in this segment, we expect to recognize revenues of approximately $500 million in 2005, $400 million in 2006 and $800 million thereafter, of which we expect to recognize approximately 58% in 2006 through 2008. At December 31, 2004, this segment’s backlog with the U.S. Government was $1.7 billion (of which $1.1 million had not yet been funded), or approximately 57% of our total consolidated backlog. During the year ended December 31, 2004, the U.S. Government awarded this segment new orders of approximately $417.0 million.

Factors Affecting Demand

     Our Government Operations segment’s operations are generally capital-intensive on the manufacturing side. This segment may be impacted by U.S. Government budget restraints and delays.

     The demand for nuclear components for the U.S. Government comprises a substantial portion of this segment’s backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future, however such orders are subject to defense department budget constraints.

     See Section I for further information on factors affecting demand.

D.   P A T E N T S   AND   L I C E N S E S

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

E.   R E S E A R C H   AND   D E V E L O P M E N T   A C T I V I T I E S

     We conduct our principal research and development activities through individual business units at our various manufacturing plants and engineering and design offices. Our research and development activities cost approximately $29.7 million, $39.8 million and $61.6 million in the years ended December 31, 2004, 2003 and 2002, respectively. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Of our total research and development expenses, our customers paid for approximately $25.1 million, $34.9 million and $47.8 million in the years ended December 31, 2004, 2003 and 2002, respectively.

F.   I N S U R A N C E

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

     Our insurance policies do not insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of our utility customers. To protect against liability for damage to a customer’s property, we endeavor to obtain waivers of subrogation from the customer and its insurer and are usually named as an additional insured under the utility customer’s nuclear property policy. To protect against liability from claims brought by third parties, we are insured under the utility customer’s nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that Price-Anderson was in full force and effect continue to receive the benefit of the Price-Anderson Act nuclear indemnity. The Price-Anderson Act last expired on December 31, 2004, but was extended for an additional two years through December 31, 2006. BWXT currently has no contracts involving nuclear materials that are not covered by and subject to the nuclear indemnity of the Price-Anderson Act.

     Although we do not own or operate any nuclear reactors, we have coverage under commercially available nuclear liability and property insurance for three of our four locations that are licensed to possess special nuclear materials. The fourth location operated primarily as a conventional research center. This facility is licensed to possess special nuclear material and has a small and limited amount of special nuclear material on the premises. Two of the four facilities are located at our Lynchburg, Virginia site. These facilities are insured under a nuclear liability policy that also insures the facility of Framatome Cogema Fuel Company (“FCFC”), formerly B&W Fuel Company, which we sold during the fiscal year ended March 31, 1993. All three licensed facilities share the same nuclear liability insurance limit, as the commercial insurer would not allow FCFC to obtain a separate nuclear liability insurance policy. Due to the type or quantity of nuclear material present under contract with the U.S. Government, the two facilities in Lynchburg have statutory indemnity and limitation of liability under the Price-Anderson Act. In addition, our contracts to manufacture and supply nuclear components to the U.S. Government contain statutory indemnity clauses under which the U.S. Government has assumed the risks of public liability claims related to nuclear incidents.

     BWXT, through two of its dedicated limited liability companies, has management and operating agreements with the U.S. Government for the Pantex and Y-12 facilities. Most insurable liabilities arising from these sites are not protected in our corporate insurance program but rely on government contractual agreements and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims, and we expect it to continue this process during our administration of these two facilities. However, in most of these situations in which the U. S. Government is contractually obligated to pay, the payment obligation is subject to the availability of authorized government funds.

     JRM’s offshore construction business is subject to the usual risks of operations at sea, including accidents resulting in the loss of life or property, pollution or other environmental mishaps, adverse weather conditions, mechanical failures, collisions, property losses to our vessels, business interruption due to political action in foreign countries, and labor stoppages. JRM has additional exposure because it uses expensive construction equipment, sometimes under extreme weather conditions, often in remote areas of the world. In many cases, JRM also operates on or in proximity to existing offshore facilities. These facilities are subject to damage that could result in the escape of oil and gas into the sea. Litigation arising from any such event may result in our being named as a defendant in lawsuits asserting large claims. Depending on competitive conditions and other factors, we have endeavored to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not in all cases be supported by adequate insurance maintained by the customer. These contractual protections are not available in all cases. In addition, in recent years, we have been named as a defendant in litigation concerning exposure to lead-based paint, silica, asbestos and welding rod fumes. While we are vigorously defending these claims, it is possible that existing insurance will not be sufficient to cover all potential exposure should these proceedings result in an adverse decision for us. See Note 10 to our consolidated financial statements included in this report for additional information on these issues.

     As a result of the asbestos contained in boilers and other products B&W and certain of its subsidiaries sold, installed or serviced in prior decades, B&W is subject to a substantial volume of nonemployee liability claims asserting asbestos-related injuries. The vast majority of these claims relate to exposure to asbestos occurring prior to 1977, the year in which the U.S. Occupational Safety and Health Administration adopted new regulations that impose liability on employers for, among other things, job-site exposure to asbestos.

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

     B&W had agreements with the majority of its excess-coverage insurers concerning the method of allocating products liability asbestos claim payments to the years of coverage under the applicable policies. See Note 20 to our consolidated financial statements included in this report for information regarding B&W’s Chapter 11 filing and liability for nonemployee asbestos claims.

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

G.   E M P L O Y E E S

     At December 31, 2004, we employed approximately 12,500 persons compared with 16,000 at December 31, 2003. Approximately 1,900 of our employees were members of labor unions at December 31, 2004, compared with approximately 5,000 at December 31, 2003. Many of our operations are subject to union contracts, which we customarily renew periodically. Currently, we consider our relationship with our employees to be satisfactory.

H.   G O V E R N M E N T A L    R E G U L A T I O N S    AND   E N V I R O N M E N T A L   M A T T E R S

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

     Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $11.4 million in the year ended December 31, 2004. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.6 million in the year ended December 31, 2004. We expect to spend another $2.3 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, there can be no assurance that we will not incur significant environmental compliance costs in the future.

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

     Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W’s nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the “Parks Facilities”), and B&W proceeded to decommission the facilities in accordance with its existing license from the Nuclear Regulatory Commission (the “NRC”). B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provides for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2003. BWXT filed its application to terminate the NRC license for the Parks Township facility and the NRC terminated the license in 2004 and released the facility for unrestricted use. At December 31, 2004, the remaining provision for the decontamination, decommissioning and closing of these facilities was $0.3 million. For a discussion of certain civil litigation we are involved in concerning the Parks Facilities, see Note 10 to our consolidated financial statements included in this report.

     The Department of Environmental Protection of the Commonwealth of Pennsylvania (“PADEP”) advised B&W in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought related to potential groundwater contamination resulting from previous operations at the facilities. BWXT now owns these facilities. PADEP has advised BWXT that it does not intend to assess any monetary sanctions, provided that BWXT continues its remediation program for the Parks Facilities. Whether additional nonradiation contamination remediation will be required at the Parks facility remains unclear. BWXT has performed a risk assessment that indicates that no additional work is necessary for non-radiation contamination of the Parks facility. We expect to meet with representatives of the PADEP in March 2005 to review the risk assessment and to discuss whether additional work will be required.

     We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.

     The NRC’s decommissioning regulations require BWXT and MTI to provide financial assurance that they will be able to pay the expected cost of decommissioning their facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance aggregating $25.5 million during the year ending December 31, 2005 with existing letters of credit for the ultimate decommissioning of all their licensed facilities, except one. This facility, which represents the largest portion of BWXT’s eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the DOE.

     An agreement between the NRC and the State of Ohio to transfer regulatory authority for MTI’s NRC licenses for by-product and source nuclear material was finalized in December 1999. In conjunction with the transfer of this regulatory authority and upon notification by the NRC, MTI issued decommissioning financial assurance instruments naming the State of Ohio as the beneficiary.

     At December 31, 2004 and 2003, we had total environmental reserves (including provisions for the facilities discussed above) of $15.3 million and $17.0 million, respectively. Of our total environmental reserves at December 31, 2004 and 2003, $6.8 million and $9.0 million, respectively, were included in current liabilities. Our estimated recoveries of these costs totaling $0.2 million are included in accounts receivable – other in our consolidated balance sheet at December 31, 2004 and 2003. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

I.   R I S K    F A C T O R S

If we are unable to finalize a settlement in the B&W Chapter 11 proceedings, including obtaining the requisite approvals and court confirmation, with substantially the same terms as contained in the agreement in principle, our financial condition and results of operations may be materially and adversely affected.

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

     The terms of the agreement in principle are reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement that was recommended for confirmation by the Bankruptcy Court on October 8, 2004. As of December 31, 2004, we have recorded an estimate for the cost of the proposed settlement. However, there are continuing risks and uncertainties that will remain with us until all requisite approvals are obtained and the final settlement is reflected in a nonappealable order of confirmation. An agreed or litigated settlement, or the final decision by the Court, could result in the ultimate liability exceeding amounts recorded as of December 31, 2004.

     The asbestos claims and the B&W Chapter 11 proceedings require a significant amount of management’s attention, and they represent an uncertainty in the financial marketplace. Until the uncertainty is resolved, we may be unable to deliver to our shareholders the maximum value potentially available to them through our operations and businesses, taken as a whole. There is no assurance that the proposed joint plan of reorganization, or any amendment thereto, will be approved by the Court.

     There are a number of issues and matters to be resolved before the ultimate outcome of the B&W Chapter 11 proceedings can be determined, including, among others, the following:

•	the ultimate asbestos liability of B&W and its subsidiaries;

•	the outcome of negotiations with our insurers as to additional amounts of coverage available to B&W and its subsidiaries and their participation in the funding of the settlement trust;

•	the Bankruptcy Court’s and U.S. District Court’s decisions relating to numerous substantive and procedural aspects of the Chapter 11 proceedings;

•	the outcome of objections and potential appeals involving approval of the disclosure statement and confirmation of the plan of reorganization;

•	conversion of B&W’s debtor-in-possession financing to exit financing;

•	the continued ability of our insurers to reimburse B&W and its subsidiaries for payments made to asbestos claimants and the resolution of claims filed by insurers for recovery of insurance amounts previously paid for asbestos personal injury claims; and

•	other insurance-related issues.

We have significant guarantee obligations, other contingent claim exposures and collateral agreements with creditors and customers of our subsidiaries, including B&W, that could adversely impact our future liquidity and access to capital resources.

     MII has entered into credit arrangements to support its operating subsidiaries and, in some cases, guaranteed or otherwise become contingently liable for the credit arrangements and customer contractual obligations of its subsidiaries. These exposures include the following:

•	B&W letter of credit exposure. At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146.5 million that were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24.9 million that were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of B&W’s debtor-in-possession revolving credit facility (the “DIP Credit Facility”) is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2004, approximately $17.3 million in letters of credit has been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit.

•	Indemnification obligations under surety arrangements. MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2004, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $48.0 million, of which $43.8 million related to the business operations of B&W and its subsidiaries.

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

     Because of the highly competitive nature of the offshore marine construction industry, our Marine Construction Services segment performs a substantial number of its projects on a fixed-price basis. We attempt to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the revenue, cost and gross profit we realize on a fixed-price contract will often vary from the estimated amounts because of changes in job conditions and variations in labor and equipment productivity over the term of the contract. These variations and the risks generally inherent in the marine construction industry may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. In particular, if steel prices rise beyond what we have estimated, we may suffer reduced profitability or losses on our fixed-price projects, including those contracts in our backlog. During 2002 and 2003, our Marine Construction Services segment experienced material losses on three of our Spar projects, Medusa, Devils Tower and Front Runner; the Carina Aries project; and the Belanak FPSO project. These contracts contained first-of-a-kind aspects for JRM, and were long-term in nature. We experienced schedule delays and cost overruns on these contracts that adversely impacted our financial results and liquidity. As disclosed in our 2003 Annual Report on Form 10-K, we had identified certain matters involving internal controls and operations of our Marine Construction Services segment which, among other things, impacted our ability to accurately forecast total cost to complete fixed-price contracts, primarily first-of-a-kind projects, until all major phases of the work were performed. We also received a letter from our auditors advising that our inability to accurately estimate the cost to complete these types of contracts was considered a “material weakness.” Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates,” for a discussion of the actions we have taken to address this issue.

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

     We conduct some operations through foreign subsidiaries and joint ventures. We do not manage all of these entities. Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with decisions concerning the operations of the joint ventures. Arrangements involving these subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In addition, these foreign subsidiaries and joint ventures sometimes face governmentally imposed restrictions on their abilities to transfer funds to us. At December 31, 2004, JRM had approximately $37 million in accounts and notes receivable due from one of its joint ventures in Mexico and expects to generate revenues and cash flows in 2005 from the charter of two of its vessels to this venture. The note receivable is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. In addition, JRM also had approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at December 31, 2004. This joint venture is experiencing liquidity problems attributable to tax assessment issues and potential consequential damages due to cancellation of a contract with its major customer. While this joint venture is current on its obligations to JRM, it is possible that JRM could experience delays in collection of and ultimate realization of its receivables from this joint venture. Recognition of a gain of approximately $6 million on the sale of the DB17 is currently being deferred.

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

Our operations are subject to operating risks and limits on insurance coverage, which could expose us to potentially significant liability costs.

     We are subject to a number of risks inherent in our operations, including:

•	accidents resulting in injury to or the loss of life or property;

•	environmental or toxic tort claims, including delayed manifestation claims for personal injury or loss of life;

•	pollution or other environmental mishaps;

•	adverse weather conditions;

•	mechanical failures;

•	collisions;

•	property losses;

•	business interruption due to political action in foreign countries; and

•	labor stoppages.

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

     BWXT, through two of its dedicated limited liability companies, has management and operating agreements with the U.S. Government for the Y-12 and the Pantex facilities. Most insurable liabilities arising from these sites are not protected in our corporate insurance program but rely on government contractual agreements and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims and we expect it to continue this process during our administration of these two facilities. However, it should be noted that, in most situations, the U. S. Government is contractually obligated to pay, subject to the availability of authorized government funds.

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

     Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of former nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, results of operations or financial condition. See Section H above for further information. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from contamination of the environment or personal injuries caused by releases of hazardous substances into the environment. For a discussion of civil proceedings of this nature in which we are currently involved, see Note 10 to our consolidated financial statements included in this report.

Our internal controls may not be sufficient to achieve all stated goals and objectives.

     Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of internal controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

We are subject to other risks including legal proceedings that we discuss in other sections of this annual report.

     For discussions of various factors that affect the demand for our products and services in our segments, see the discussions under the heading “Factors Affecting Demand” in each of Sections B and C above. For a discussion of our insurance coverages and uninsured exposures, see Section F above. For discussions of various legal proceedings in which we are involved, in addition to those we refer to above, see Note 10 to our consolidated financial statements included in this report. In addition to the risks we describe or refer to above, we are subject to other risks, contingencies and uncertainties, including those we have referred to under the heading “Cautionary Statement Concerning Forward-Looking Statements” in Section J below.

J.   C A U T I O N A R Y    S T A T E M E N T   C O N C E R N I N G   F O R W A R D - L O O K I N G   S T A T E M E N T S

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

     In addition, various statements in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Items 1 and 2 – “Business and Properties” in Part I of this report and in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments, and availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to offshore marine construction operations;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings and the related proposed settlement involving B&W and certain of its subsidiaries and MII;

•	the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002;

•	the potential impact on available insurance due to bankruptcy filings by asbestos-troubled companies;

•	the potential impact on our captive insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East and Asia Pacific, and the former Soviet Union;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit;

•	the continued ability of our insurers to reimburse us for payments made to asbestos claimants; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.

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

K.   A V A I L A B L E    I N F O R M A T I O N

     Our website address is www.mcdermott.com. We make available through this website under “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). We have also posted on our website our: Corporate Governance Guidelines; Code of Ethics for our Chief Executive Officer, and other Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Officers, Board Members and Contact Information; By-Laws; and charters for the Audit, Governance and Compensation Committees of our Board.

Item 3.   L E G A L    P R O C E E D I N G S

     The information set forth under the heading Investigations and Litigation in Note 10, Contingencies and Commitments, to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

I t e m   4 . S U B M I S S I O N    O F    M A T T E R S    T O    A   V O T E   O F   S E C U R I T Y    H O L D E R S

     We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 2004.

P A R T  I I

I t e m    5 .   M A R K E T    F O R    T H E    R E G I S T R A N T ’ S   C O M M O N   E Q U I T Y   A N D    R E L A T E D
S T O C K H O L D E R   M A T T E R S

     Our common stock is traded on the New York Stock Exchange. In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company’s Manual, we submitted the Annual CEO Certification to the New York Stock Exchange in 2004. Additionally, we filed certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2, respectively, to our Annual Report on Form 10-K for the year ended December 31, 2004. High and low stock prices by quarter in the years ended December 31, 2003 and 2004 were as follows:

Y E A R   E N D E D   D E C E M B E R   3 1 ,   2 0 0 3

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2003	$4.76	$2.64
June 30, 2003	$6.79	$2.17
September 30, 2003	$7.74	$3.75
December 31, 2003	$12.20	$5.73

Y E A R   E N D E D   D E C E M B E R   3 1 ,   2 0 0 4

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2004	$12.56	$7.60
June 30, 2004	$10.79	$6.72
September 30, 2004	$12.44	$9.80
December 31, 2004	$18.50	$11.89

     In the third quarter of 2000, MII’s Board of Directors determined to suspend the payment of regular dividends on MII’s common stock. We do not intend to declare or pay dividends in 2005, however, our Board of Directors will evaluate our dividend policy from time to time.

     As of December 31, 2004, there were approximately 3,615 record holders of our common stock.

     The following table provides information on our equity compensation plans as of December 31, 2004:

	Number of	Weighted-	Number of
	securities to be	average	securities
	issued upon exercise	exercise price	remaining
	of outstanding	of outstanding	available for
Plan Category	options and rights	options and rights	future issuance

Equity compensation plans approved by security holders	6,039,298	$11.81	1,008,828

Equity compensation plans not approved by security holders(1)	2,385,020	$11.53	—

Total	8,424,318	$11.73	1,008,828

(1)	Reflects information on our 1992 Senior Management Stock Plan, which is our only equity compensation plan that has not been approved by our stockholders and that has any outstanding awards that have not been exercised. We are no longer authorized to grant new awards under our 1992 Senior Management Stock Plan. See Note 9 to our consolidated financial statements included in this report for more information regarding this plan.

I t e m   6.     S E L E C T E D   F I N A N C I A L   D A T A

	For the Years Ended
	2004	2003	2002	2001	2000(1)
	(In thousands, except for per share amounts)
Revenues	$1,923,019	$2,335,364	$1,733,821	$1,888,078	$1,803,179
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change(2)	$61,639	$(102,158)	$(787,966)	$(25,282)	$(26,473)
Income (Loss) before Cumulative Effect of Accounting Change	$61,639	$(98,939)	$(776,394)	$(20,022)	$(22,082)
Net Income (Loss)	$61,639	$(95,229)	$(776,394)	$(20,022)	$(22,082)

Basic Earnings (Loss) per Common Share:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$0.94	$(1.59)	$(12.74)	$(0.42)	$(0.44)
Income (Loss) before Cumulative Effect of Accounting Change	$0.94	$(1.54)	$(12.55)	$(0.33)	$(0.37)
Net Income (Loss)	$0.94	$(1.49)	$(12.55)	$(0.33)	$(0.37)

Diluted Earnings (Loss) per Common Share:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$0.90	$(1.59)	$(12.74)	$(0.42)	$(0.44)
Income (Loss) before Cumulative Effect of Accounting Change	$0.90	$(1.54)	$(12.55)	$(0.33)	$(0.37)
Net Income (Loss)	$0.90	$(1.49)	$(12.55)	$(0.33)	$(0.37)

Total Assets	$1,386,932	$1,248,874	$1,278,171	$2,103,840	$2,055,627
Current Maturities of Long-Term Debt	$12,009	$37,217	$55,577	$209,480	$258
Long-Term Debt	$268,011	$279,682	$86,104	$100,393	$323,157

Cash Dividends per Common Share	$—	$—	$—	$—	$0.10

(1)	Effective February 22, 2000, our consolidated financial results exclude the results of B&W and its consolidated subsidiaries.

(2)	Cumulative effect of accounting change is due to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

     See Note 18 to our consolidated financial statements included in this report for significant items included in the years ended December 31, 2004 and 2003.

     Results for the year ended December 31, 2002 include: impairment charges of $224.7 million to write-off our net investment in B&W of $187.0 million and other related assets totaling $37.7 million and of $313.0 million related to JRM’s goodwill; a provision for the estimated costs of the settlement of B&W Chapter 11 proceedings of $110.0 million, including associated tax expense of $23.6 million; and a gain on the sale of a subsidiary of $9.4 million, net of taxes of $5.7 million, which is reported in discontinued operations.

     Results for the year ended December 31, 2001 include a pretax gain on our sale of an engineering subsidiary totaling $28 million and tax of approximately $85.4 million associated with the intended exercise of an intercompany stock purchase and sale agreement.

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

G E N E RA L

     In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues. Each of our business segments has been capitalized and is financed on a stand-alone basis. Our debt covenants generally preclude using the financial resources or the movement of excess cash from one segment for the benefit of the other. Our Marine Construction Services segment incurred operating losses in 2003 and 2002 which substantially strained its liquidity. Liquidity available to our other segment, Government Operations, is not available to satisfy the needs of our Marine Construction Services segment. For further discussion, see “Liquidity and Capital Resources,” below.

     Beginning in 2005, qualified pension plan expense on MI’s pension plan will be allocated to our Government Operations segment from Unallocated Corporate. We expect this allocation will be approximately $22 million. In 2004, approximately $21.8 million of pension expense related to BWXT (substantially all of our Government Operations Segment) was recorded in Unallocated Corporate. In addition, effective January 31, 2005 the B&W portion of MI’s qualified pension plan has been spun-off into a new plan sponsored by B&W. In 2004, pension expense associated with the spun-off plan was recorded in Unallocated Corporate and totaled approximately $38.6 million. Because of these two changes, we expect pension expense in Unallocated Corporate to be approximately $4.0 million in 2005.

Marine Construction Services Segment — Recent Operating Results and Outlook

     In 2004, JRM successfully implemented certain plans to address its liquidity issues and, as a result, we believe there is no longer substantial doubt about JRM’s ability to continue as a going concern through our 2005 forecast period. In addition, in 2004, JRM addressed these issues by improving controls and procedures throughout the bidding, contracting and project management process and made several changes in operating management personnel. As a result of these actions, our management has concluded that JRM no longer has a “material weakness” (as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003) in its ability to forecast accurately estimated total costs to complete fixed-priced contracts until all major phases of the work are completed.

     Our operating results for the years ended December 31, 2003 and 2002 were adversely affected by material losses on several large marine construction contracts, including the contracts related to: three Spar projects, Medusa, Devils

Tower and Front Runner; the Carina Aries project off the coast of Argentina; and the Belanak FPSO project on Batam Island. Each of these projects had significant first-of-a-kind aspects. JRM entered into the contracts for each of these projects on a fixed-price basis.

     We recorded losses of $149.3 million during 2002 and $27.9 million during 2003 on the three Spar projects. During 2003, we also recorded estimated losses of $66.5 million on the Carina Aries project and $25.2 million on the Belanak FPSO project. We recorded approximately $46.6 million in recoveries and productivity improvements on these contracts in our income statement during the year ended December 31, 2004. However, we may continue to incur cash outflows on certain of these projects primarily due to the cost overruns recorded in 2003.

     The three Spar projects have been delivered to the respective customers. The Front Runner Spar has ongoing exposure to potential warranty claims from the customer until expiration of the warranty period in August 2005. We have accrued warranty reserves which we believe are adequate to cover all known and likely warranty claims at this time. However, our experience with respect to Spar warranties is limited, and it is possible that actual warranty claims will exceed the amounts we have provided for at December 31, 2004.

     The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. The one-year warranty period on Medusa expired on August 22, 2004. In the year ended December 31, 2004, we recorded charges totaling approximately $2.8 million related to the Medusa project.

     A substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint supplied. On March 21, 2003, we filed an action against the paint supplier and certain of its related parties for recovery of the remediation costs, delays and other damages. We received a certificate of final completion from our customer on this project in April 2004. In the year ended December 31, 2004, we recorded favorable contract adjustments on Devils Tower totaling approximately $6.1 million, primarily attributable to change orders approved during the period and an insurance recovery of costs incurred on pile-related issues. Remaining issues include a dispute with the subcontractor, Bay Ltd. The claims between JRM and Bay, Ltd. arising from the construction of Devils Tower have been set for arbitration on May 2, 2005. The one-year warranty period on Devils Tower expired on February 24, 2005.

     We completed and handed over Front Runner, receiving acceptance from the customer on August 2, 2004. In the year ended December 31, 2004, we recorded favorable contract adjustments on Front Runner totaling approximately $5.2 million, primarily attributable to a change order for offshore work, reductions in cost estimates for work completed during the period and reduced exposure to schedule-related liquidated damages. The one-year warranty period on Front Runner will expire on August 2, 2005.

     With regard to the Carina Aries project, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $66.5 million during the year ended December 31, 2003. We completed the pipeline work in March 2004 and topsides installation in May 2004. All remaining work necessary to obtain the customer’s acceptance is now complete. In the year ended December 31, 2004, we recorded favorable contract adjustments on Carina Aries totaling approximately $23.6 million, primarily attributable to reduced cost estimates for the offshore work completed during the period, insurance recoveries, and reduced fees for letters of credit associated with the project. Remaining issues include ongoing exposure to potential warranty claims from the customer during the warranty period, which will begin when we obtain provisional acceptance from the customer.

     The Belanak FPSO project involved a subcontract to JRM for the fabrication of topsides for an FPSO in Indonesia. During the year ended December 31, 2003, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $25.2 million. Increases in cost were attributable to overruns of the material and subcontractor cost estimates, as well as labor costs to complete. In the year ended December 31, 2004, we recorded favorable contract adjustments on Belanak totaling approximately $14.5 million, primarily attributable to reduced cost estimates as a result of productivity improvements, revenue increases, as well as reduced exposure to liquidated damages. Schedule extensions to dates related to liquidated damages have been agreed with the customer and the JRM portion of the project is complete. The Belanak FPSO sailed on October 11, 2004.

     As of December 31, 2004, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons including, but not limited to fluctuations in forecasted labor productivity, pipeline lay rates, or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.

     At December 31, 2004, JRM had approximately $37 million in accounts and notes receivable due from one of its joint ventures in Mexico and expects to generate revenues and cash flows in 2005 from the charter of two of its vessels to this venture. The note receivable is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. In addition, JRM also had approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at December 31, 2004. This joint venture is experiencing liquidity problems attributable to tax assessment issues and potential consequential damages due to cancellation of a contract with its major customer. While this joint venture is current on its obligations to JRM, it is possible that JRM could experience delays in collection of and ultimate realization of its receivables from this joint venture. Recognition of a gain of approximately $6 million on the sale of the DB17 is currently being deferred.

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

     The decision-making process for oil and gas companies in making capital expenditures on marine construction services for a development project differs depending on whether the project involves new or existing development. In the case of new development projects, the demand for marine construction services generally follows the exploratory drilling and, in some cases, initial development drilling activities. Based on the results of these activities and evaluations of field economics, customers determine whether to install new platforms and new infrastructure, such as subsea gathering lines and pipelines. For existing development projects, demand for marine construction services is generated by decisions to, among other things, expand development in existing fields and expand existing infrastructure.

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

Government Operations Segment - Recent Operating Results and Outlook

     The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, BWXT is a significant participant in the defense industry. The strong bookings in our Government Operations segment continued during 2004 allowing us to maintain a healthy backlog. Additionally, with BWXT’s unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is well positioned to continue to participate in the continuing cleanup and management of the Department of Energy’s nuclear sites and weapons complexes.

     BWXT is expected to continue producing strong financial results. Its backlog of approximately $1.7 billion is expected to produce revenues for 2005 of approximately $500 million, not including any new contracts that may be awarded during the year. BWXT’s commitment to cost containment, in addition to the potential for new service contract awards, leads management to believe operating results should remain consistent with 2004 levels, on a comparable basis.

     Beginning in 2005, we will allocate the pension expense which in previous years was recorded in Unallocated Corporate to our Government Operations Segment. We anticipate the allocated expense for 2005 will be approximately $22 million.

Other

     The results of Menck GmbH (“Menck”), previously a component of our Marine Construction Services segment, and the results of Hudson Products Corporation (“HPC”), are reported in discontinued operations. We sold Menck in August 2003 and HPC in July 2002. See Note 2 to our consolidated financial statements included in this report for further information on discontinued operations.

     The results of operations of our Power Generation Systems segment include primarily the results of Volund, which we sold to B&W on October 11, 2002. See Note 2 to our consolidated financial statements included in this report for information concerning that sale.

     As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of B&W asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings of $110.0 million, including related tax expense of $23.6 million. As of December 31, 2004, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the year ended December 31, 2004 we recorded an aggregate increase in the provision of $11.9 million, including associated tax expense of $0.7 million. The proposed settlement contemplates, among other things, the issuance of shares of our common stock to an asbestos personal injury settlement trust, and the increase in the provision for the cost of the proposed settlement is primarily due to an increase in our stock price. As of December 31, 2004, our estimate for the cost of the proposed settlement is $140.0 million.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to a proposed settlement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision on whether to approve the proposed settlement will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of any potential federal legislation concerning asbestos liabilities, including “The Fairness in Asbestos Injury Resolution (FAIR) Act of 2005.” The asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization. See Note 20 to our consolidated financial statements included in this report for details regarding the estimated cost of the proposed settlement and for further information regarding developments in negotiations relating to the B&W Chapter 11 proceedings.

     At December 31, 2004, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” we decreased our minimum pension liability by approximately $22.2 million primarily due to the improvement in financial markets in 2004. Effective January 31, 2005, the assets and liabilities associated with B&W’s portion of the MI pension plan were spun-off into a B&W sponsored plan.

Approximately 46% of the employees in the MI pension plan at January 30, 2005 were transferred to the new B&W sponsored plan.

     Effective December 31, 2004, benefit accruals under the McDermott International, Inc. Supplemental Executive Retirement Plan, Amended and Restated effective December 1, 1999 (the “Old SERP Plan”) ceased and we adopted the McDermott International, Inc. Supplemental Executive Retirement Plan effective January 1, 2005 (the “New SERP Plan”). The Old SERP Plan is a defined benefit plan, while the New SERP Plan is a defined contribution plan. The cessation of benefits of the Old SERP Plan did not affect the rights of retired or disabled participants (or their spouses) who were receiving benefits under the plan as of December 31, 2004. However, some of the retired participants elected to receive a discounted lump-sum distribution in lieu of any future entitlements under the Old SERP Plan. All active participants in the Old SERP Plan on December 31, 2004 became participants in the New SERP Plan on January 1, 2005. We recorded a settlement and curtailment gain of approximately $4.6 million in connection with the cessation of benefits. We also recorded expenses related to the New SERP Plan of approximately $1.4 million in the year ended December 31, 2004.

     As a result of our reorganization in 1982, which we completed through a transaction commonly referred to as an “inversion,” our company is a corporation organized under the laws of the Republic of Panama. In prior years, the U.S. House and Senate have considered legislation that would change the tax law applicable to corporations that have completed inversion transactions. We entered into an agreement with two shareholders pursuant to which management will sponsor and recommend a proposal for re-domestication in the proxy statement for the annual meeting in the event the tax, costs and other considerations impacted by re-domestication are determined by our Board of Directors to be in the best interests of our shareholders. In the event that re-domestication is determined by our Board of Directors not to be in the best interests of our shareholders, pursuant to our agreement described in this paragraph, management will present the re-domestication proposal on the proxy but may recommend against it. The timing of any such management proposal is contingent upon the completion of the B&W reorganization proceedings.

     Effective January 1, 2002, based on a review performed by us and independent consultants we engaged, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years to better reflect the service lives of our assets and industry norms. Consistent with this change, we also extended the estimated useful lives of major upgrades to existing vessels. We continue to depreciate our major marine vessels using the units-of-production method, based on the utilization of each vessel. The change in estimated useful lives reduced our operating loss and net loss by approximately $3.2 million for the year ended December 31, 2002.

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

C R I T I C A L   A C C O U N T I N G   P O L I C I E S   A N D   E S T I M A T E S

     We believe the following are our most critical accounting policies that we apply in the preparation of our financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

     Restricted Cash. We record cash as restricted when we are unable to use such cash and cash equivalents freely for general operating purposes. Our long-term restricted cash and cash equivalents are those funds we expect to use to finance capital expenditures at JRM, funds required to be offered to holders of the JRM Secured Notes before restrictions are released and those funds securing JRM letter of credit obligations having expiration dates beyond one year from our Balance Sheet date.

      Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts when work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts under the guidelines of the Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). This is based on our experience and history of being able to prepare reasonably dependable estimates of the cost to complete our projects. Under this method, we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control, may affect the progress and estimated cost of a project’s completion and, therefore, the timing of revenue and income recognition. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. As discussed in more detail below, SOP 81-1 provides that the use of percentage-of-completion accounting requires the ability to make reasonably dependable estimates.

      We had significant adjustments to earnings as a result of revisions to contract estimates on the Medusa, Devils Tower and Front Runner Spars, the Carina Aries, and the Belanak FPSO projects. Each of those projects involved a long-term, fixed price contract. The Medusa Spar, Devils Tower Spar and Carina Aries projects started in 2001. The other two projects, the Front Runner Spar and Belanak FPSO commenced in the first quarter of 2002. As a result of significant operational issues and other factors that negatively impacted our performance on these contracts, we were unable to forecast accurately the total cost to complete these projects until we performed almost all of their major phases. This led to the 2003 material weakness determination from our auditors citing our inability to accurately estimate the cost to complete these types of contracts. In their letter to us, our auditors recommended implementation of a common, comprehensive project management framework, the lack of which impacted our ability to accurately estimate the cost to complete these contracts and constituted a “material weakness” as defined in AU325, Communication of Internal Control Related Matters Noted in an Audit. As we discuss below, we have implemented various policies and procedures designed to eliminate this material weakness and, as of December 31, 2004, based on an evaluation of our internal controls under Section 404 of the Sarbanes Oxley Act, our management concluded that there was no material weakness in our ability to estimate cost to complete. Our management has also determined that, while giving appropriate consideration to the requirement of reasonably dependable estimates as a condition to the application of the percentage-of-completion method, and notwithstanding the prior existence of the material weakness noted above, the percentage-of-completion method was the appropriate method for us to use to account for our results under these five contracts.

      At the inception of work on each of the projects under the five contracts referred to above, our decision to use the percentage-of-completion method rather than the completed-contract method was based on our belief that we had reasonably dependable cost estimates at the time work on the projects started. At project inception, we had previous experience in performing and/or pricing their work scopes. Prior to submitting the Medusa bid, we had participated in the topsides fabrication and offshore installation parts of four Spar projects (the Neptune, Genesis, Nansen, and Boomvang Spars) We had also completed the Typhoon tension leg platform, which included fabrication of a tubular hull in our Morgan City yard. While the hull was smaller in size than the Medusa, Devils Tower, and Front Runner tubular hulls, it did provide us with direct experience on the cost to build tubular hulls. We also had information concerning the costs our unrelated joint venture partner experienced to fabricate the tubular hulls for the Genesis, Nansen, and Boomvang Spars. We were informed that our price on Medusa was within 5% of the high (losing) bid on Medusa, giving us another benchmark for the reasonableness of our cost estimate as of the time work on the project started. Our price for Devils Tower was increased based on our experience relating to the cost over-runs on Medusa. In addition, we increased our price on Front Runner based upon our experience with our Devils Tower costs. The Carina Aries project was for the fabrication of two jackets and decks along with pipeline work. We have many years of experience fabricating jackets and decks of similar size, as well as substantial experience as a pipelay contractor. We used the information we developed from this experience, as well as price quotes from four independent fabrication yards, to estimate the fabrication cost. We used our substantial experience in laying pipe under harsh conditions in the North China Sea, as well as the U.K. and Norwegian sectors of the North Sea to estimate our cost to complete the pipeline scope. The cost estimate for the Belanak FPSO reflected our experiences with the Foinaven FPSO fabricated in Europe, as well as the Jamestown FPSO fabricated in the United States. We used these factors to support the reasonableness of our cost estimates when these projects started and account for them under the percentage-of-completion method.

      There were, however, significant first-of-a-kind aspects to each of these projects. The Medusa hull was the first Spar hull we have ever fabricated, and its topsides the first we fabricated in our Veracruz/Harbor Island facilities. The Devils Tower hull was the first fabricated in our Batam Island facility. The Front Runner topsides were the first Spar topsides we subcontracted to a third party. The Carina Aries pipeline was the first we laid in Southern Argentina. The Belanak FPSO was much larger in size than topsides previously fabricated in our Batam Island facility. Based on a consideration weighing of all these factors, we believe that we had reasonably dependable cost estimates at the start of each of these projects.

      As we noted above, we had significant adjustments to earnings as a result of revisions to our contract estimates relating to these projects in 2001, 2002, 2003 and 2004. These adjustments were, in large measure, attributable to operational issues we encountered in the course of performance under the contracts. Although some of these issues arose from the first-of-a-kind aspects referred to above, other issues were attributable to poor project performance and oversight, including poor performance by subcontractors and by our personnel in facilities that were being overloaded with work and staffed by laborers and other personnel who, in many cases, were inexperienced. In addition, vendor supplied lead paint and a storm off the Southern coast of Argentina in June of 2003, contributed to substantial cost overruns on two of these projects. The material weakness in estimating cost to complete identified by our independent auditors reflected concern over the lack of a common, comprehensive project management framework to permit us to recognize and assess these operational issues relating to these large, fixed-priced contracts, and to factor those assessments into our overall estimates of contract profitability. However, due to the additional procedures and analyses which we implemented as the performance issues arose under the contracts and which effectively compensated for the lack of a comprehensive project management framework, we believe that our estimates with respect to these five contracts for each reporting period during the years 2001 through 2004 were reasonable at the times they were made. As indicated above, continuing operational issues and many factors beyond our control caused actual results under these contracts to deteriorate from the estimated results. We have carefully considered the reasons for that deterioration and the accounting guidance provided by SOP 81-1 and confirmed that the percentage-of-completion method was the appropriate method for us to use to account for our operations under these five contracts.

      In response to the difficulties encountered on these five large contracts, we implemented a number of policies and procedures in 2003, including a procedure requiring review and approval of our chief executive officer, chief financial officer, and general counsel for all JRM contracts over $50 million. Additionally, all contracts, irrespective of their value, that have significant first-of-a-kind aspects, such as new products, new geographic locations or work, and scope of work which we have never attempted, must be approved by the same officers. Since inception of the procedure, no contracts with significant first-of-a-kind aspects have been approved.

      JRM has now installed common project control software to provide more prompt and accurate reporting of the status of each element of the work on a time-effective basis and has established a global project management division.

      JRM’s new Project Risk/Opportunity Management (“PROM”) system was developed and is applied to every contract over $15 million. The
      PROM system assists our management in:

•	identifying and ranks risks and opportunities in each project;

•	analyzing JRM’s capability to manage the risks;

•	estimating the contingency amount to be added to JRM’s bid price to cover the risk;

•	developing a risk management/mitigation action plan for each high priority risk; and

•	developing a management plan to maximize realization of opportunities.

      In addition, JRM now requires comprehensive monthly “Health of the Project” reports and reviews for all contracts that have projected revenues over $15 million. Part of these reviews focus on the realization or mitigation of the risks identified by the PROM system. JRM has also instituted quarterly project certifications to be executed by project managers and local management attesting to the accuracy of the reported progress and forecast cost to complete all high-risk projects over $15 million. JRM has instituted a Global Lessons Learned Website to share knowledge throughout its worldwide operations. It also has instituted a change management tracking system to capture timely change-order information and obtain timely agreements from customers. Global procurement, subcontracting, construction, project management, and risk management controls have been instituted and are administered by the JRM Vice President of Project Management and his staff, a group created in 2003 in response to JRM’s experience with the five projects discussed above.

      As a result of these changes, we have determined that as of December 31, 2004, JRM no longer has a material weakness relating to estimates of costs to complete contracts.

      For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred, as deferred profit recognition contracts. We currently have one contract being accounted for under our deferred profit recognition basis, JRM’s contract to build offshore platform complexes for the Dolphin Upstream Facilities. This project, which is on schedule, is approximately 18% complete as of December 31, 2004; and we have deferred approximately $4.5 million in gross profit on this project. The major risk on this project (which arose after we had bid the contract but before we started work), was escalation in the prices of steel and steel-based products we are required to purchase. We are reasonably confident, based on our detailed project reviews to date which show that we have firm price commitments for over 75% of the value of our required purchases, our improved risk management procedures on long-term contracts, and our recently updated forecast concerning cost estimates, that no loss will be incurred on this contract. However, as discussed above, it is possible that unforeseen events or circumstances beyond our control could materially affect the total estimated cost of this project.

      Fixed-price contracts are required to be accounted for under the completed-contract method if we are unable to reasonably forecast cost to complete at start-up. For example, if we have no experience in performing the type of work on a particular project and were unable to develop reasonably dependable estimates of total costs to complete, we would follow the completed-contract method of accounting for such projects. Our management’s policy is not to enter into fixed-price contracts without an accurate estimate of cost to complete. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including but not limited to experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed-contract method of accounting for that project. No such contracts were executed by JRM in 2004 and our estimating weakness was corrected as of December 31, 2004.

      For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

      Although we continually strive to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs due to unforeseen events may continue to be significant in future periods. We recognize claims for extra work or for changes in scope of work in contract revenues, to the extent of costs incurred, when we believe collection is probable and can be reasonably estimated. We recognize income from contract change orders or claims when formally agreed with the customer. We reflect any amounts not collected as an adjustment to earnings. We regularly assess the collectibility of contract revenues and receivables from customers.

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

     We expense the costs of maintenance, repairs and renewals, which do not materially prolong the useful life of an asset, as we incur them, except for drydocking costs. We accrue estimated drydocking costs for our marine fleet over the period of time between drydockings, generally three to five years. We accrue drydocking costs in advance of the anticipated future drydocking, commonly known as the “accrue in advance” method. We charge actual drydocking costs against the liability when incurred, and we recognize any differences between actual costs and accrued costs over the remaining months of the drydocking cycle. Our actual drydocking costs often differ from our estimates due to the long period between drydockings and the inherent difficulties in estimating cost of vessel repairs and renewals until the drydocking occurs.

     Self-Insurance. We have several wholly owned insurance subsidiaries that provide general and automotive liability and workers compensation insurance and from time-to-time, builder’s risk within certain limits, and marine hull to our companies. Reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims and our past experience with similar claims. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially-determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverage’s discussed above. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid.

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

     Loss Contingencies. We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in some investigations and litigation as discussed in Note 10 to our consolidated financial statements included in this report. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters. Our most significant loss contingencies include our estimate of the cost of the potential settlement of the B&W Chapter 11 proceedings, which is now dependent on the finalization of the proposed settlement discussed in this report (see Notes 10 and 20 to our consolidated financial statements included in this report).

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

     Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of December 31, 2004 is realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations.

     Warranty. In our Marine Construction Services segment, we include warranty costs as a component of our total contract cost estimate to satisfy contractual requirements. In addition, we make specific provisions where we expect the actual warranty costs to significantly exceed the accrued estimates. In our Marine Construction Services segment, warranty periods are generally limited, and we have had minimal warranty cost in prior years. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimates of future costs of materials and labor. In our Government Operations segment, we accrue estimated expenses to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. Our future warranty provisions may vary from what we have experienced in the past.

     For a discussion of recently adopted accounting standards, see Note 1 to our consolidated financial statements included in this report.

Y E A R    E N D E D   D E C E M B E R   3 1 ,   2 0 0 4   C O M P A R E D   T O   Y E A R   E N D E D   D E C E M B E R   3 1 ,   2003

M a r i n e   C o n s t r u c t i o n   S e r v i c e s

     Revenues decreased 24% to $1.4 billion, primarily due to reduced activity in Southeast Asia, which resulted in lower revenues of approximately $300 million, and lower activity on Spar projects and the Carina Aries project off the coast of southern Argentina, which resulted in lower revenues of approximately $240 million. The lower activity on Spar projects was due to completion of the Medusa Spar in August 2003 and the Devils Tower Spar in February 2004, and lower activity on the Carina Aries project was due to that project having been substantially complete at the end of March 2004. That reduced activity was partially offset by increased activity on topsides fabrication and pipeline installation projects in the Azerbaijan sector of the Caspian Sea, which resulted in increased revenues of approximately $174 million.

     Segment operating income, which is before equity in income of investees, increased $102.7 million to $51.6 million. This increase resulted primarily from improvements on the Spar projects and the Carina Aries project and reversal of drydock reserves of $8.0 million due to the sale of a vessel, partially offset by lower fabrication activity in all our facilities and lower marine installation activity worldwide, as well as increased general and administrative expenses. During the year ended December 31, 2004 we recorded favorable adjustments to loss estimates as a result of favorable productivity and change order settlements on the Spar projects, the Carina Aries project and the Belanak FPSO project totaling $46.6 million, compared to charges totaling $119.6 million in the year ended December 31, 2003. We also realized increased operating profits of $37.8 million in the Caspian Sea region during the year ended December 31, 2004 due to higher revenues and improved margins. The lower fabrication activity and the lower marine activity in the year ended December 31, 2004 resulted in declines of $34.8 million and $12.4 million, respectively, compared to the year ended December 31, 2003. General and administrative expenses increased $31.6 million to $100.4 million, primarily due to increased sales and proposals expense and increased regulatory compliance expense attributable to JRM’s compliance with the Sarbanes-Oxley Act of 2002. We record our costs to comply with the Sarbanes-Oxley Act in our respective segments. Higher premiums for officers and directors insurance, increased costs associated with treasury and financial systems and increased oversight efforts related to project controls and project management and increased sales and marketing expenses also contributed to increased general and administrative expense.

     Gain (loss) on asset disposals and impairments-net improved $24.6 million to $30.3 million, due to gains on sales of nonstrategic assets, including an idle fabrication facility in Scotland, the DB 60 and the Oceanic 93.

     Equity in income (loss) of investees improved $2.4 million, from a loss of $0.5 million to income of $1.9 million, primarily due to increased royalty income of approximately $1.4 million recognized in our Spars International Inc. joint venture. In addition, the year ended December 31, 2003 included a loss of approximately $1.0 million recorded for final settlement of tax liabilities of a previously dissolved international joint venture.

     Backlog was $1.2 billion and $1.4 billion, respectively, at December 31, 2004 and 2003. The December 31, 2004 backlog includes $165.7 million for a project with Dolphin Energy Ltd. that is accounted for under our deferred profit recognition policy. Under this policy, the profit on the project, which was approximately $4.5 million at December 31, 2004, will be deferred until the project is approximately 70% complete and we are confident of our cost estimate to complete, which is expected to be by the end of 2005. Revenues on this project totaled approximately $48 million in 2004.

Government Operations

     Revenues increased $23.6 million to $555.1 million, primarily due to higher volumes from the manufacture of nuclear components for certain U.S. Government programs, our commercial nuclear environmental services, one of our management and operating contracts, and our other government operations due to additional uranium recovery and fuel fabrication work. These increases were partially offset by lower revenues from our commercial work. In addition, the year ended December 31, 2003 included revenues resulting from the favorable resolution of two contract disputes.

     Segment operating income, which is before equity income from investees, increased $18.5 million to $76.7 million, primarily due to higher volume and margin from the manufacture of nuclear components for certain U.S. Government programs. In addition, we experienced improved volume and margins from our other government operations due to additional uranium recovery and fuel fabrication work. These increases were partially offset by higher general and administrative costs due to higher corporate allocations, costs related to implementation of a new enterprise resource planning system and increased bidding activity. In addition, the year ended December 31, 2003 included income resulting from favorable resolution of two contract disputes.

     Segment operating income for the year ended December 31, 2004 also includes approximately $7.2 million of additional cost reimbursements related to the BWXT qualified pension plan, whose sponsor is MI. As a result, approximately $21.8 million of qualified pension expense attributable to the Government Operations segment is included in unallocated corporate expense and is not included in the Government Operations segment results. In 2005, MI will allocate to BWXT its share of qualified pension plan expense, which we expect to be approximately $22 million.

     Equity in income from investees increased $4.5 million to $32.6 million, primarily due to increased operating results from joint ventures in Tennessee, Idaho, and Texas.

Corporate

     Unallocated corporate expenses decreased $43.9 million to $49.6 million, primarily due to the gain we recognized in the fourth quarter on the settlement of our pension plan in the United Kingdom totaling $27.7 million, a $14.9 million reduction in qualified pension plan expense from $75.7 million in 2003 to $60.8 million in 2004 and increased allocation of corporate costs to the operating segments. The gain on the settlement of our pension plan was attributable to a change in estimate due to a ruling obtained from the taxing authorities in the quarter ending December 2004 of excise taxes owed on the settlement and favorable exchange rates. We also had a gain on the settlement of our Old SERP Plan. These decreases were partially offset by higher expenses associated with our compliance requirements under the Sarbanes-Oxley Act of 2002.

     We record MI’s qualified pension plan expense in Corporate. For the year ended December 31, 2004, if such pension expense were allocated, the allocated amounts would have been approximately as follows:

B&W	$38.6 million
BWXT	$21.8 million
Corporate	$0.4 million

Other Income Statement Items

     Interest income increased $2.4 million to $5.6 million, primarily due to an increase in average cash equivalents and investments and prevailing interest rates.

     Interest expense increased $17.1 million to $36.1 million, primarily due to higher interest costs associated with JRM’s 11% senior secured notes. These increases were partially offset by lower amortization of deferred debt issue costs in 2004 on our credit facilities.

     Other-net decreased $3.9 million to expense of $1.8 million, primarily due to a decrease in minority interest income.

Provision for Income Taxes

     For the year ended December 31, 2004, income (loss) before income (loss) from continuing operations before provision for income taxes increased by $183.4 million from a loss of $80.9 million to income of $102.5 million, while the provision for income taxes increased $19.5 million to $40.8 million. Our effective tax rate for the year ended December 31, 2004 was approximately 40%.

     MII is a Panamanian corporation that has earned all of its income outside of Panama. Under Panamanian tax law, MII is not subject to income tax in Panama on income earned outside of Panama.

     We have provided for income taxes based on the tax laws and rates in the countries in which we conduct our operations. MII and its subsidiaries operate in the United States taxing jurisdiction and various other taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.

     Income (loss) from continuing operations, provision for income taxes and effective tax rates for MII major subsidiaries are as follows:

	Income (loss) from		Provision for (Benefit from)		Effective
	Continuing Operations		Income Taxes		Tax Rate
	2004	2003	2004	2003	2004	2003
	(In thousands)		(In thousands)
Primarily United States:
MI	$22,522	$(22,415)	$17,273	$4,550	76.69%	(20.30)%
J. Ray McDermott Holdings, Inc.	$(340)	$(109,288)	$—	$(1,548)	—%	1.42%
Non United States:
International Subsidiaries	$80,284	$50,835	$23,554	$18,288	29.34%	35.98%

Total MII	$102,466	$(80,868)	$40,827	$21,290	39.84%	(26.33)%

     MI is subject to United States federal income tax at the rate of 35%. The effective tax rate for MI is primarily affected by the B&W Chapter 11 settlement adjustment which generates little or no associated United States income tax effect and applicable state income taxes on its profitable BWXT subsidiary. In addition, J. Ray McDermott Holdings, Inc. (“JRHMI”) is subject to United States income tax at a rate of 35%. No current United States income tax is payable by JRHMI due to the past tax losses which it has generated. JRHMI’s valuation allowance for the realization of deferred tax assets had been adjusted in accordance with SFAS No. 109, “Accounting for Income

Taxes.” JRMHI’s provision for income taxes is primarily associated with its operations performed outside the United States, which has no relationship to its income (loss) before income tax.

     See Note 4 to our consolidated financial statements included in this report for further information on taxes.

Y E A R   E N D E D    D E C E M B E R   3 1 ,   2 0 0 3    C O M P A R E D    T O   Y E A R   E N D E D
D E C E M B E R    3 1 ,   2 0 0 2

M a r i n e    C o n s t r u c t i o n   S e r v i c e s

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

     Segment operating loss, which is before equity in income from investees, for the year ended December 31, 2003 was a loss of $51.1 million, compared to a loss of $165.3 million for the year ended December 31, 2002. Each of the projects listed above contributed operating income to partially offset the segment operating loss for the year ended December 31, 2003, with the following exceptions:

•	the Carina Aries project, where we recorded losses of $66.5 million in 2003 as compared to a $9.6 million loss in 2002;

•	the Front Runner Spar project, where we recorded additional losses of $39.7 million in 2003, as compared to a $9.3 million loss in 2002; and

•	the Belanak FPSO project, where we recorded a loss of $29.2 million in the December 2003 quarter, which offset $3.9 million and $8.0 million of profit previously recorded in 2003 and 2002, respectively, under the percentage-of-completion method. This put the Belanak FPSO project in a loss position of $17.3 million at December 31, 2003.

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

E F F E C T S   O F   I N F L A T I O N    A N D   C H A N G I N G   P R I C E S

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

L I Q U I D I T Y    A N D   C A P I T A L   R E S O U R C E S

     As we disclosed in our annual report on Form 10-K for the year ended December 31, 2003, as of December 31, 2003, there was substantial doubt about JRM’s ability to continue as a going concern. Since December 31, 2003, we have implemented certain portions of our plan to address JRM’s liquidity issues. Since December 31, 2003, the following items have improved JRM’s liquidity:

•	JRM completed the sales of its DB60 and Oceanic 93 vessels resulting in cash proceeds of approximately $44 million and $18.7 million, respectively. The $18.7 million amount is now unrestricted while the $44 million amount continues to be restricted for capital expenditures through July 2005. In addition, JRM sold its inactive Ardersier, Scotland fabrication facility for approximately $14.5 million. (See the discussion of asset sales below for additional details);

•	JRM completed the Spar projects and, as a result, a $22 million temporary interest reserve has been released to unrestricted cash;

•	the Belanak FPSO and Carina Aries projects are both substantially complete and, as a result, the risk of these projects negatively impacting JRM’s liquidity has been significantly reduced;

•	JRM completed a new $25 million letter of credit facility that allowed for the release of approximately $25.3 million of cash previously restricted as collateral for letters of credit;

•	JRM has entered into an uncommitted credit facility with MII under which JRM can request up to $25 million in loans from MII, subject to certain negotiated terms and conditions; through the date of this report, this facility has not been utilized; and

•	JRM has implemented cost reductions and downsizing at certain of its facilities.

As a result of the successful completion of these items, we believe that JRM will fulfill its liquidity requirements throughout our 2005 forecast period and there is no longer substantial doubt concerning JRM’s ability to continue as a going concern through our 2005 forecast period. Although JRM has improved its liquidity, various factors could have a negative impact on JRM’s cash flows in the future, including the risk that JRM may be unable to increase backlog and reduce future costs and credit risks at one of JRM’s Mexican joint ventures, as described under “General — Marine Construction Services Segment – Recent Operating Results and Outlook.”

     On December 9, 2003, we completed new financing arrangements for JRM and BWXT on a stand- alone basis. These financing arrangements included the issuance of $200 million aggregate principal amount of 11% senior secured notes due 2013 by JRM (the “JRM Secured Notes”) and the entering into of a three year, $125 million revolving credit facility by BWXT (the “BWXT Credit Facility”). The BWXT Credit Facility was increased to $135 million in January 2004. Concurrent with the new financing arrangements, we cancelled our $166.5 million omnibus revolving credit facility, which was scheduled to expire in April 2004. Neither the JRM Secured Notes nor the BWXT Credit Facility is guaranteed by MII.

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

     JRM is required to use commercially reasonable efforts to complete an offer to exchange the JRM Secured Notes for notes registered under the Securities Act. JRM has not yet satisfied its exchange offer obligations and, therefore, effective June 2004, is required to pay additional interest at a rate of 0.50% per annum until it satisfies those obligations. We expect JRM will satisfy its exchange offer obligations in 2005.

     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million for a three-year term. Borrowings under the agreement may not exceed $100 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at December 31, 2004. The interest rate at December 31, 2004 was 5.75%. Commitment fees are charged at a per annum rate of 0.50%, payable quarterly. Proceeds from the BWXT Credit Facility have been used to repay an intercompany loan from MII, to repay amounts owed by BWXT under the omnibus revolving credit facility and for general corporate purposes of BWXT, its subsidiaries and joint ventures. At December 31, 2004, BWXT had no borrowings outstanding and letters of credit outstanding under the facility totaled $52.3 million. In March 2005, this facility was extended to March 18, 2010. In addition, certain covenants were modified which increases permitted acquisition to $75 million over a twelve-month period and increasing allowable unsecured debt to $20 million.

     As a result of improved operations and asset sales, JRM experienced positive cash flows in 2004. In July 2004, JRM completed the sale of its DB60 combination derrick and pipelay barge and its Oceanic 93 barge, together with a shearleg crane installed on that vessel. The cash sales price received for the DB60 was approximately $44 million. JRM currently plans to use the proceeds from the sale of the DB 60 to fund forecasted capital expenditures through July 2005, a permitted use under the indenture related to the JRM secured notes. In accordance with this indenture, after July 2005, (a twelve month period) JRM must make an offer to purchase an aggregate principal amount of the JRM secured notes with any remaining proceeds from the DB 60 sale. To the extent that such an offer expires, any remaining cash proceeds from the offer to purchase will become unrestricted. The cash sales price received for the Oceanic 93 was approximately $18.7 million and, in accordance with the indenture relating to the JRM Secured Notes, JRM made an offer to purchase $18.7 million aggregate principal amount of the JRM Secured Notes. JRM did not receive any tenders of the JRM secured Notes during the offer period and the $18.7 million of previously restricted funds became unrestricted and available for JRM’s general corporate purposes, subject to the restrictive covenants contained in the indenture. In addition, in December 2004, JRM completed the sale of its inactive Ardersier fabrication facility for approximately $14.5 million. The restrictions on these proceeds are the same as those described on the DB 60 above.

     At December 31, 2004, JRM had $69.0 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $24.1 million in letters of credit outstanding under a $25 million letter of credit facility entered on August 25, 2004. This facility provided for an immediate credit advance of $25 million, to secure letters of credit issued under the facility. The obligation to repay the $25 million advance under the facility is secured with liens placed on certain JRM assets, including its domestic accounts receivable and the DB26 vessel. The term of the facility is 36 months with an optional redemption by JRM after 18 months, with no financial covenants. The non-financial covenants and certain other terms and conditions of the $25 million letter of credit facility are similar to those set forth in the indenture relating to the JRM Secured Notes. This facility has a 14.5% participation fee and letters of credit are charged at a 0.125% fee.

     As of December 31, 2004, MII had outstanding performance guarantees for four JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $132 million) relate to projects which have been completed and are in the warranty periods, the latest of which would expire in January 2006. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims.

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

     At December 31, 2004, we had total restricted cash and cash equivalents of $178.0 million, of which $66.5 million was classified as non-current. The restricted cash and cash equivalents include the following: $77.9 million serves as collateral for letters of credit; $4.8 serves as collateral for foreign exchange trading and other financial obligations; $40.5 million is required to meet reserve requirements of our captive insurance companies; $51.3 million of proceeds from asset sales by JRM is held in a separate account (classified as noncurrent) in order to ensure that JRM’s use of those proceeds will comply with the applicable requirements of the indenture relating to the JRM Secured Notes; and $3.5 million is held in restricted foreign accounts. The $51.3 million of proceeds from JRM’s asset sale is classified as noncurrent since the funds are expected to be used to finance capital expenditures. In addition, $15.2 million of the cash serving as collateral for letters of credit is classified as noncurrent because the associated letters of credit have expiration dates beyond one year from December 31, 2004.

     At December 31, 2004 and 2003, our balance in cash and cash equivalents on our consolidated balance sheets includes approximately $10.6 million and $19.9 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.

     Our working capital, excluding restricted cash and cash equivalents, improved by approximately $151.6 million from a negative $204.8 million at December 31, 2003 to a negative $53.2 million at December 31, 2004. Since December 31, 2003, $28.7 million of restricted cash held by BWXT has been released. In addition, as of August 2, 2004, in accordance with the indenture relating to the JRM Secured Notes, the temporary interest reserve of $22.0 million is no longer required due to completion of the Front Runner project. Also in August 2004, JRM’s new $25 million letter of credit facility allowed for the release of approximately $25.3 million of cash previously restricted to collateralize letters of credit.

     Our net cash provided by operations was approximately $65.3 million for the year ended December 31, 2004 compared to net cash used by operations of $97.5 million for the year ended December 31, 2003. This improvement was attributable to an increase in net income and cash flow improvements at JRM.

     Our net cash provided by investing activities increased approximately $74.3 million to $57.5 million for the year ended December 31, 2004 from cash used in investing activities of $16.8 million for the year ended December 31, 2003. Net cash provided by investing activities increased in the year ended December 31, 2003 primarily as a result of the reclassification of restricted cash and cash equivalents to unrestricted cash and cash equivalents and increased proceeds from asset sales.

     At December 31, 2004, we had investments with a fair value of $41.9 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of December 31, 2004, we had pledged approximately $41.4 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

At March 9, 2005, our liquidity position was as follows (in millions):

	JRM	MI	Other	Consolidated
Cash, cash equivalents and investments	$359	$37	$169	$565
Less restricted amounts:
Letter of credit collateral	(72)	—	(4)	(76)
Captive insurer requirements	(16)	—	(25)	(41)
Pledged securities	—	—	(41)	(41)
Capital expenditure reserve	(49)	—	—	(49)
Restricted foreign accounts	(6)	—	(1)	(7)

Total free cash available	216	37	98	351
Amount available under BWXT Credit Facility	—	82	—	82

Total available liquidity	$216	$119	$98	$433

Our cash requirements as of December 31, 2004 under current contractual obligations are as follows:

		Less than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt	$276,979	$11,500	$9,728	$11,000	$244,751
Capital leases	$3,041	$509	$1,162	$1,370	$—
Operating leases	$54,716	$6,469	$7,427	$4,861	$35,959
Take-or-pay contract	$9,000	$1,800	$3,600	$3,600	$—
Insurance premium adjustment	$5,000	$1,250	$3,750	$—	$—

We have interest payments on our long-term debt obligations above as follows: less than one year $27.8 million; one to three years $54.9 million; three to five years $53.3 million and after five years $169.1 million for a total of $305.1 million. These obligations are based on the debt outstanding at December 31, 2004 and the stated interest rates. For these purposes, we have assumed associated long-term debt will remain outstanding until maturity and will not be refinanced. In addition, we expect to contribute approximately $17.2 million to our domestic pension plans and $4.6 million to our domestic other postretirement benefit plans in 2005.

     Our contingent commitments, excluding amounts guaranteed related to B&W, under letters of credit currently outstanding expire as follows:

	Less than	1-3
Total	1 Year	Years	Thereafter
	(In thousands)
$169,086	$139,205	$29,881	$—

     As of December 31, 2004, MII had outstanding performance guarantees for four Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2007, were all executed in 2001 and have a cap of $75 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of December 31, 2004, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.

     On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. B&W had no borrowings outstanding under this facility at December 31, 2004 or December 31, 2003. Letters of credit outstanding under the DIP Credit Facility at December 31, 2004 totaled approximately $196.5 million. On December 21, 2004 this facility was amended with a two year extension and increased from $227 million to $250 million. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. See Note 20 to our consolidated financial statements included in this report for further information on the DIP Credit Facility.

     As of December 31, 2004, MII, MI and BWICO have agreed to indemnify B&W for customer draws on $17.3 million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which

MII, MI and BWICO were makers or guarantors as of the time of B&W’s Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, should customer draws occur on a significant amount of these letters of credit requiring MII, MI and BWICO, either individually or combined, to satisfy their primary, guaranty or indemnity obligations, the liquidity of MII, MI and BWICO would not be strained. In addition, as of December 31, 2004, MII guaranteed surety bonds of approximately $48.0 million, of which $43.8 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

     As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to us.

     See Note 20 to our consolidated financial statements included in this report for additional information regarding B&W.

I t e m 7 A .   Q U A N T I T A T I V E   A N D   Q U A L I T A T I V E   D I S C L O S U R E S   A B O U T   M A R K E T   R I S K

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

     We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of these obligations have fixed interest rates. We have exposure to changes in interest rates on the BWXT Credit Facility (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources). At December 31, 2004 we had no outstanding borrowings under this facility.

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

Principal Amount by Expected Maturity
(In thousands)

								Fair Value
	Years Ending December 31,							at December 31,
At December 31, 2004:	2005	2006	2007	2008	2009	Thereafter	Total	2004
Investments	$42,017	$—	$—	$—	$—	$—	$42,017	$41,884
Average Interest Rate	0.0%	—	—	—	—	—
Long-term Debt- Fixed Rate	$11,500	$5,484	$4,250	$6,750	$4,250	$250,225	$282,459	$292,852
Average Interest Rate	7.81%	7.38%	6.80%	7.16%	6.80%	10.55%

								Fair Value
	Years Ending December 31,							at December 31,
At December 31, 2003:	2004	2005	2006	2007	2008	Thereafter	Total	2003
Investments	$42,884	$—	$—	$—	$—	$—	$42,884	$42,800
Average Interest Rate	0.26%	—	—	—	—	—
Long-term Debt- Fixed Rate	$—	$11,500	$5,484	$4,250	$6,750	$254,475	$282,459	$260,158
Average Interest Rate	—	7.81%	7.38%	6.80%	7.16%	10.49%

Exchange Rate Sensitivity

     The following table provides information about our foreign currency forward contracts outstanding at December 31, 2004 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Year Ending	Fair Value	Average Contractual
Foreign Currency	December 31, 2005	at December 31, 2004	Exchange Rate
	Forward Contracts to Purchase Foreign Currencies for U.S. Dollars:
Euro	$50,656	$2,829	1.2923
Pound Sterling	$6,583	$241	1.8459

     At December 31, 2004, we had a foreign currency option contract outstanding to purchase 840,000 Euros at a strike price of 1.3 with an expiration date of February 28, 2005. This contract had a total fair value of approximately $56,000 at December 31, 2004.

     At December 31, 2003, we had foreign currency option contracts outstanding to purchase 9.1 million Euros at a weighted-average strike price of 1.245 with varying expiration dates through November 30, 2004. These contracts had a total fair value of approximately $0.4 million at December 31, 2003. We had no foreign currency forward contracts outstanding at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
McDermott International, Inc.:

We have completed an integrated audit of McDermott International, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of McDermott International, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations as of January 1, 2003.

As discussed in Notes 1, 20 and 21 to the consolidated financial statements, on February 22, 2000, The Babcock & Wilcox Company, a wholly owned subsidiary of the Company, filed a voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In 2002, the Company entered into a preliminary settlement agreement with certain claimants to resolve the Chapter 11 filing, and other matters, and in 2003 filed an amended proposed consensual plan of reorganization with the U.S. Bankruptcy Court. In 2004, the U.S. Bankruptcy Court entered its amended findings and proposed findings of fact and conclusions of law regarding core and non-core matters, respectively, and recommended that the Plan be confirmed. The final resolution and timing of these matters remains uncertain.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that McDermott International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain efffective controls over account reconciliations and access to application programs and data, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over account reconciliations and access to application programs and data. Specifically, account reconciliations in the Marine Construction Services segment in the Eastern Hemisphere related to cash and cash equivalents, accounts payable and other accounts, were not being properly completed. This control deficiency did not result in a significant adjustment to the 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement in a number of the Company’s financial statement accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness. Further, as of December 31, 2004, the Company identified control deficiencies at its business units with respect to access to financial application programs and data. Such deficiencies include a lack of compliance with the Company’s internal access security policies and segregation of duties requirements and a lack of independent monitoring of the activities of technical information technology staff and some users with financial accounting and reporting responsibilities that also have unrestricted access to financial application programs and data. These control deficiencies did not result in an adjustment to the 2004 interim or annual consolidated financial statements. However, these control deficiencies could result in a misstatement in a number of the Company’s financial statement accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these access control deficiencies represent a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that McDermott International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, McDermott International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 25, 2005

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C .

C O N S O L I D A T E D   B A L A N C E   S H E E T S

A S S E T S

	December 31,
	2004	2003
	(In thousands)
Current Assets:
Cash and cash equivalents	$259,319	$174,790
Restricted cash and cash equivalents (See Note 21)	111,455	180,480
Accounts receivable — trade, net	226,731	195,073
Accounts receivable from The Babcock & Wilcox Company	6,121	6,192
Accounts and notes receivable — unconsolidated affiliates	29,330	14,024
Accounts receivable — other	71,522	38,296
Contracts in progress	72,355	69,485
Deferred income taxes	9,813	4,168
Other current assets	13,277	16,019

Total Current Assets	799,923	698,527

Restricted Cash and Cash Equivalents	66,498	—

Property, Plant and Equipment:
Land	11,717	12,609
Buildings	114,318	137,823
Machinery and equipment	925,236	1,067,665
Property under construction	36,043	26,125

	1,087,314	1,244,222
Less accumulated depreciation	780,225	880,460

Net Property, Plant and Equipment	307,089	363,762

Restricted Investments:
Government obligations	13,257	17,824
Other investments	28,627	24,976

Total Investments	41,884	42,800

Goodwill	12,926	12,926

Prepaid Pension Costs	—	18,722

Other Assets	158,612	112,137

TOTAL	$1,386,932	$1,248,874

See accompanying notes to consolidated financial statements.

L I A B I L I T I E S   A N D   S T O C K H O L D E R S ’   D E F I C I T

	December 31,
	2004	2003
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$12,009	$37,217
Accounts payable	114,235	146,665
Accounts payable to The Babcock & Wilcox Company	55,180	42,137
Accrued employee benefits	79,362	69,923
Accrued liabilities — other	163,649	166,129
Accrued contract cost	81,591	69,928
Advance billings on contracts	217,053	176,105
U.S. and foreign income taxes payable	18,612	14,727

Total Current Liabilities	741,691	722,831

Long-Term Debt	268,011	279,682

Accumulated Postretirement Benefit Obligation	26,315	26,861

Self-Insurance	61,715	60,737

Pension Liability	328,852	311,393

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	112,103	100,916

Other Liabilities	109,688	109,631

Commitments and Contingencies. (Note 10)

Stockholders’ Deficit:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 69,560,726 and 68,129,390 shares at December 31, 2004 and 2003, respectively	69,561	68,129
Capital in excess of par value	1,122,055	1,105,828
Accumulated deficit	(1,060,908)	(1,122,547)
Treasury stock at cost, 2,341,902 and 2,061,407 shares at December 31, 2004 and 2003, respectively	(64,625)	(62,792)
Accumulated other comprehensive loss	(327,526)	(351,795)

Total Stockholders’ Deficit	(261,443)	(363,177)

TOTAL	$1,386,932	$1,248,874

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

C O N S O L I D A T E D  S T A T E M E N T S  O F  I N C O M E  (LOSS)

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Revenues	$1,923,019	$2,335,364	$1,733,821

Costs and Expenses:
Cost of operations	1,673,922	2,252,842	1,734,580
Gain on settlements and curtailments of pension plans	(32,309)	—	—
Loss on write-off of investment in The Babcock & Wilcox Company	—	—	224,664
Impairment of J. Ray McDermott, S.A. goodwill	—	—	313,008
Losses (gains) on asset disposals and impairments – net	(32,163)	(6,171)	7,855
Selling, general and administrative expenses	203,262	169,764	157,845

	1,812,712	2,416,435	2,437,952

Equity in Income from Investees	35,617	28,382	27,692

Operating Income (Loss)	145,924	(52,689)	(676,439)

Other Income (Expense):
Interest income	5,574	3,230	8,553
Interest expense	(36,066)	(18,993)	(15,123)
Estimated loss on The Babcock & Wilcox Company bankruptcy settlement	(11,187)	(14,539)	(86,377)
Other-net	(1,779)	2,123	(4,174)

	(43,458)	(28,179)	(97,121)

Income (Loss) from Continuing Operations before Provision for Income Taxes and Cumulative Effect of Accounting Change	102,466	(80,868)	(773,560)
Provision for Income Taxes	40,827	21,290	14,406

Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	61,639	(102,158)	(787,966)
Income from Discontinued Operations	—	3,219	11,572

Income (Loss) before Cumulative Effect of Accounting Change	61,639	(98,939)	(776,394)
Cumulative Effect of Accounting Change	—	3,710	—

Net Income (Loss)	$61,639	$(95,229)	$(776,394)

Income (Loss) per Common Share:
Basic:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$0.94	$(1.59)	$(12.74)
Income from Discontinued Operations	—	0.05	0.19
Cumulative Effect of Accounting Change	—	0.05	—
Net Income (Loss)	$0.94	$(1.49)	$(12.55)
Diluted:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$0.90	$(1.59)	$(12.74)
Income from Discontinued Operations	—	0.05	0.19
Cumulative Effect of Accounting Change	—	0.05	—
Net Income (Loss)	$0.90	$(1.49)	$(12.55)

See accompanying notes to consolidated financial statements.

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.
C O N S O L I D A T E D   S T A T E M E N T S  O F   C O M P R E H E N S I V E  I N C O M E   (L O S S)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net Income (Loss)	$61,639	$(95,229)	$(776,394)

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	268	1,150	267
Reclassification adjustment for impairments of investments	—	—	18,435
Sales of investments in foreign entities	—	—	1,041
Unrealized gains on derivative financial instruments:
Unrealized gains on derivative financial instruments	4,820	673	3,858
Reclassification adjustment for gains included in net income (loss)	(3,042)	(994)	(534)
Minimum pension liability adjustment	22,248	134,499	(451,756)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	(24)	(292)	371
Reclassification adjustment for net gains included in net income (loss)	(1)	(405)	(997)

Other Comprehensive Income (Loss)	24,269	134,631	(429,315)

Comprehensive Income (Loss)	$85,908	$39,402	$(1,205,709)

See accompanying notes to consolidated financial statements.

M c D E R M O T T  I N T E R N A T I O N A L ,   I N C.

C O N S O L I D A T E D  S T A T E M E N T S  O F  S T O C K H O L D E R S ’  E Q U I T Y  (D E F I C I T)

					Accumulated
			Capital		Other		Total
	Common Stock		in Excess	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Par Value	of Par Value	Deficit	Loss	Stock	Equity (Deficit)
	(In thousands, except for share amounts)
Balance December 31, 2001	63,733,257	$63,733	$1,077,148	$(250,924)	$(57,111)	$(62,736)	$770,110

Net loss	—	—	—	(776,394)	—	—	(776,394)
Minimum pension liability	—	—	—	—	(451,756)	—	(451,756)
Unrealized loss on investments	—	—	—	—	(626)	—	(626)
Translation adjustments	—	—	—	—	19,743	—	19,743
Unrealized gain on derivatives	—	—	—	—	3,324	—	3,324
Exercise of stock options	113,800	113	1,281	—	—	—	1,394
Vesting of deferred stock units	6,123	6	(6)	—	—	—	—
Restricted stock issuances – net	403,700	404	(816)	—	—	(56)	(468)
Performance based stock issuances	699,711	700	4,238	—	—	—	4,938
Contributions to thrift plan	1,394,887	1,395	8,481	—	—	—	9,876
Stock-based compensation charges	—	—	3,102	—	—	—	3,102

Balance December 31, 2002	66,351,478	66,351	1,093,428	(1,027,318)	(486,426)	(62,792)	(416,757)

Net loss	—	—	—	(95,229)	—	—	(95,229)
Minimum pension liability	—	—	—	—	134,499	—	134,499
Unrealized loss on investments	—	—	—	—	(697)	—	(697)
Translation adjustments	—	—	—	—	1,150	—	1,150
Unrealized loss on derivatives	—	—	—	—	(321)	—	(321)
Vesting of deferred stock units	33,759	34	(34)	—	—	—	—
Restricted stock issuances – net	445,593	446	716	—	—	—	1,162
Contributions to thrift plan	1,298,560	1,298	4,791	—	—	—	6,089
Stock-based compensation charges	—	—	6,927	—	—	—	6,927

Balance December 31, 2003	68,129,390	68,129	1,105,828	(1,122,547)	(351,795)	(62,792)	(363,177)

Net income	—	—	—	61,639	—	—	61,639
Minimum pension liability	—	—	—	—	22,248	—	22,248
Unrealized gain on investments	—	—	—	—	(25)	—	(25)
Translation adjustments	—	—	—	—	268	—	268
Unrealized gain on derivatives	—	—	—	—	1,778	—	1,778
Exercise of stock options	319,037	319	2,481	—	—	—	2,800
Vesting of deferred stock units	431	—	—	—	—	—	—
Restricted stock issuances – net	521,122	522	1,702	—	—	(2,755)	(531)
Contributions to thrift plan	624,161	624	6,027	—	—	—	6,651
Issuance of treasury shares	(33,415)	(33)	(703)	—	—	922	186
Stock-based compensation charges	—	—	6,720	—	—	—	6,720

Balance December 31, 2004	69,560,726	$69,561	$1,122,055	$(1,060,908)	$(327,526)	$(64,625)	$(261,443)

See accompanying notes to consolidated financial statements.

M c D E R M O T T   I N T E R N A T I O N A L ,  I N C.

C O N S O L I D A T E D  S T A T E M E N T S  O F  C A S H  F L O W S

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$61,639	$(95,229)	$(776,394)
Depreciation and amortization	40,293	44,504	40,620
Income or loss of investees, less dividends	7,138	5,477	7,156
Loss (gain) on asset disposals and impairments - net	(32,163)	(6,171)	7,856
Provision for (benefit from) deferred taxes	(24,406)	(13,221)	38,041
Gain on sale of businesses	—	(1,029)	(15,044)
Impairment of J. Ray McDermott, S.A. goodwill	—	—	313,008
Loss on write-off of investment in The Babcock & Wilcox Company	—	—	224,664
Estimated loss on The Babcock & Wilcox bankruptcy settlement	11,187	14,539	86,377
Cumulative effect of accounting change	—	(3,710)	—
Other	11,495	4,638	11,568
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(88,470)	18,770	(62,860)
Accounts payable	(19,400)	(14,682)	51,654
Net contracts in progress and advance billings	38,185	(74,926)	106,176
Income taxes	35,729	(16,488)	(91,387)
Accrued liabilities	17,343	(2,632)	20,445
Pension liability	17,460	53,819	20,490
Other, net	(10,724)	(11,205)	7,824

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	65,306	(97,546)	(9,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	2,527	(135,656)	(8,090)
Purchases of property, plant and equipment	(35,644)	(36,057)	(64,852)
Purchases of available-for-sale securities	(139,219)	(285,896)	(1,361,752)
Maturities of available-for-sale securities	134,628	281,684	744,538
Sales of available-for-sale securities	6,069	135,472	775,441
Proceeds from asset disposals	89,184	24,097	41,095
Other	(1)	(405)	49

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	57,544	(16,761)	126,429

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	194,129	—
Payment of long-term debt	—	(9,500)	(208,416)
Payment of debt issuance costs	(3,768)	(18,577)	—
Increase (decrease) in short-term borrowing	(36,750)	(8,850)	60,056
Issuance of common stock	2,800	—	1,394
Other	(629)	2,376	(334)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(38,347)	159,578	(147,300)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	26	2	119

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,529	45,273	(30,558)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174,790	129,517	160,075

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$259,319	$174,790	$129,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$36,317	$17,693	$20,518
Income taxes (net of refunds)	$70,699	$35,797	$119,962

See accompanying notes to consolidated financial statements.

M c D E R M O T T  I N T E R N A T I O N A L ,   I N C.

N O T E S  T O  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S
D E C E M B E R  3 1,  2 0 0 4

N O T E  1   -   S U MM A R Y  O F  S I G N I F I C A N T  A C C O U N T I N G   P O L I C I E S

Principles of Consolidation

     We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures consistent with the Financial Accounting Standards (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

     Due to the Chapter 11 filing, on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements, and we began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the settlement of the B&W Chapter 11 proceedings of $110.0 million, including related tax expense of $23.6 million. At December 31, 2004, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the years ended December 31, 2004 and 2003 we recorded aggregate increase in the provision of $11.9 million and $18.0 million, respectively, including associated tax expense of $0.7 million and $3.4 million, respectively. The proposed settlement contemplates, among other things, the issuance of shares of our common stock to an asbestos personal injury settlement trust, and the increases in the provision for the cost of the proposed settlement are primarily due to increases in our stock price.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to the proposed settlement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of any potential federal legislation concerning asbestos liabilities, including “The Fairness in Asbestos Injury Resolution (FAIR) Act of 2005.” The asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization. See Note 20 for information regarding developments in the B&W Chapter 11 proceedings and a summary of the components of the proposed settlement.

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

Foreign Currency Translation

     We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss. We report foreign currency transaction gains and losses in income. We have included in other income (expense) transaction losses of $3.8 million, $6.9 million and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Contracts and Revenue Recognition

     We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours, or a cost-to-cost method, as applicable to the product or activity involved. Certain partnering contracts contain a risk-and-reward element, whereby a portion of total compensation is tied to the overall performance of the alliance partners. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. We expect to invoice customers for all unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

     For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determined to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred, as deferred profit recognition contracts.

     Our policy is to account for fixed-price contracts under the completed contract method if we are unable to reasonably forecast cost to complete at start-up. Under the completed-contract method, income is recognized only when a contract is completed or substantially completed.

     Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. At December 31, 2004 and 2003, we have included in accounts receivable approximately $19.5 million relating to commercial contract claims whose final settlement is subject to future determination through negotiations or other procedures that had not been completed. These claims originated in 1998 and are included in Other Assets. In addition, included in Accrued Contract Costs and Accrued Liabilities – Other are amounts totaling approximately $5.9 million related to this receivable. We believe this amount is collectible as we have obtained a favorable arbitration award, although the award is being contested.

	December 31,
	2004	2003
	(In thousands)
Included in Contracts in Progress:
Costs incurred less costs of revenue recognized	$59,263	$47,988
Revenues recognized less billings to customers	13,092	21,497

Contracts in Progress	$72,355	$69,485

Included in Advance Billings on Contracts:
Billings to customers less revenues recognized	$267,841	$136,279
Costs incurred less costs of revenue recognized	(50,788)	39,826

Advance Billings on Contracts	$217,053	$176,105

The following amounts represent retainages on contracts:

	December 31,
	2004	2003
	(In thousands)
Retainages expected to be collected in 2005	$63,256	$28,407
Retainages expected to be collected after one year	39,393	27,624

Total Retainages	$102,649	$56,031

     We have included in accounts receivable – trade retainages expected to be collected in 2005. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2004, we anticipate collecting $23.1 million in 2006, $15.9 million in 2007 and $0.4 million in 2008.

Comprehensive Loss

     The components of accumulated other comprehensive loss included in stockholders’ deficit are as follows:

	December 31,
	2004	2003
	(In thousands)
Currency Translation Adjustments	$(29,241)	$(29,509)
Net Unrealized Gain (Loss) on Investments	(47)	(22)
Net Unrealized Gain on Derivative Financial Instruments	2,541	763
Minimum Pension Liability	(300,779)	(323,027)

Accumulated Other Comprehensive Loss	$(327,526)	$(351,795)

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

     Substantially all our asset retirement obligations relate to the remediation of our nuclear analytical laboratory in our Government Operations segment. The following table reflects our asset retirement obligations

	Year Ended December 31,
	2004	2003
	(In thousands)
Balance at beginning of period	$6,120	$6,423
Accretion expense	680	664
Reduction – sale of related asset	—	(967)

Balance at end of period	$6,800	$6,120

     If we had applied SFAS No. 143 for the year ended December 31, 2002, our net loss would have improved by approximately $0.3 million, with no affect on our net loss per share.

Research and Development

     Research and development activities are related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. We charge to operations the costs of research and development that is not performed on specific contracts as we incur them. These expenses totaled approximately $4.6 million, $4.9 million and $13.8 million in the years ended December 31, 2004, 2003 and 2002, respectively. In addition, our customers paid for expenditures we made on research and development activities of approximately $25.1 million, $34.9 million and $47.8 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Property, Plant and Equipment

     We carry our property, plant and equipment at depreciated cost, reduced by provisions to recognize economic impairment when we determine impairment has occurred.

     Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of eight to 40 years for buildings and two to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation or 50% of cumulative straight-line depreciation. Our depreciation expense was $37.0 million, $41.0 million and $35.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Effective January 1, 2002, based on a review performed by us and independent consultants we engaged, we changed our estimate of the useful lives of new major marine vessels from 12 years to 25 years to better reflect the service lives of our assets and industry norms. Consistent with this change, we also extended the estimated useful lives of major upgrades to existing vessels. We continue to depreciate our major marine vessels using the units-of-production method, based on the utilization of each vessel. The change in estimated useful lives reduced our operating loss by approximately $3.2 million for the year ended December 31, 2002.

     We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them, except for drydocking costs. We accrue estimated drydocking costs, including labor, raw materials, equipment and regulatory fees, for our marine fleet over the period of time between drydockings, which is generally three to five years. We accrue drydocking costs in advance of the anticipated future drydocking, commonly known as the “accrue in advance” method. Actual drydocking costs are charged against the liability when incurred and any differences between actual costs and accrued costs are recognized over the remaining months of the drydocking cycle. Such differences could have a material effect on our consolidated financial position, results of operations and cash flows.

Goodwill

     On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, we no longer amortize goodwill to earnings, but instead we periodically test for impairment. Due to the deterioration in our Marine Construction Services segment’s financial performance during the three months ended September 30, 2002 and our revised expectations concerning this segment’s future earnings and cash flow, we tested the goodwill of the Marine Construction Services segment for impairment as of September 30, 2002. With the assistance of an independent consultant, we completed the first step of the goodwill impairment test and determined that the carrying amount including goodwill of the reporting unit, JRM, exceeded its fair value at September 30, 2002. Accordingly, we concluded that it was probable that a goodwill impairment loss had occurred and recorded an estimated impairment charge of $313 million, which was the total amount of JRM’s goodwill. We estimated the fair value of JRM using a discounted cash flow approach. We completed the second step of the goodwill impairment test, the measurement of the potential loss, during the quarter ended December 31, 2002 and concluded that no adjustment to the estimated loss was required. The carrying amount of our goodwill at December 31, 2004 is $12,926, all of which is included in our Government Operations segment.

Other Intangible Assets

     Pursuant to our adoption of SFAS No. 142, we evaluated our other intangible assets and determined that all our other intangible assets as of January 1, 2002 have definite useful lives. We continue to amortize these intangible assets. We have included our other intangible assets, consisting primarily of rights to use technology, in other assets, as follows:

		December 31,
	2004	2003	2002
		(In thousands)
Gross cost	$959	$959	$959
Accumulated amortization	(947)	(752)	(556)

Net	$12	$207	$403

     The following summarizes the changes in the carrying amount of other intangible assets:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Balance at beginning of period	$207	$403	$1,073
Additions (reductions)	—	—	108
Amortization expense – technology rights	(195)	(196)	(778)

Balance at end of period	$12	$207	$403

     Estimated amortization expense for the next five years is: 2005 - $12,000; 2006 through 2009 - $0.

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

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Balance at beginning of period	$13,216	$3,607	$6,878
Additions(1)	3,768	19,577	—
Sale of oil and gas investment	—	(2,172)	—
Depletion expense – oil and gas investment	(34)	(564)	(691)
Interest expense – debt issuance costs	(2,973)	(7,232)	(2,580)

Balance at end of period	$13,977	$13,216	$3,607

(1)	For the year ended December 31, 2004, additions are deferred debt issuance costs: JRM secured notes - $3.5 million, BWXT credit facility - $0.3 million. For the year ended December 31, 2003, additions are deferred debt issuance costs: JRM secured notes-$8.0 million; omnibus revolving credit facility-$6.6 million; BWXT credit facility- $4.9 million. See Note 5 for information on our debt and credit facilities.

Capitalization of Interest Cost

     We capitalize interest in accordance with SFAS No. 34, “Capitalization of Interest Cost.” We incurred total interest of $37.0 million, $20.8 million and $17.9 million in the years ended December 31, 2004, 2003 and 2002, respectively, of which we capitalized $1.0 million, $1.6 million and $2.8 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Restricted Cash and Cash Equivalents

     We record cash as restricted when we are unable to freely use such cash and equivalents for our general operating purposes. Our long-term restricted cash and cash equivalents are those funds we expect to use to finance capital expenditures at JRM, funds required to be offered to holders of the JRM Secured Notes before restrictions are released and those funds securing JRM letter of credit obligations having expiration dates beyond one year from our Balance Sheet date.

     Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them, which we do not hold as part of our investment portfolio.

Derivative Financial Instruments

     Our worldwide operations give rise to exposure to market risks from changes in foreign exchange rates. We use derivative financial instruments to reduce the impact of changes in foreign exchange rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities’ functional currencies. We record these contracts at fair value on our consolidated balance sheet. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ deficit (as a component of accumulated other comprehensive loss) until the hedged item is recognized in earnings or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The gain or loss on a derivative financial instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other-net in our consolidated statements of income (loss).

Stock-Based Compensation

     At December 31, 2004, we have several stock-based employee compensation plans, which are described more fully in Note 9. We account for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period. Stock options granted to employees of B&W during the Chapter 11 filing are accounted for using the fair value method of SFAS No. 123 “Accounting for Stock-Based Compensation,” as B&W employees are not considered employees of MII for purposes of APB 25. In addition, for the years ended December 31, 2004, 2003 and 2002, our stock-based compensation cost includes amounts related to stock options that require variable accounting.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income (loss), as reported	$61,639	$(95,229)	$(776,394)
Add back: stock-based compensation cost included in net income (loss), net of related tax effects	6,018	3,717	5,161
Deduct: total stock-based compensation cost determined under fair-value- based method, net of related tax effects	(8,964)	(8,656)	(11,720)

Pro forma net income (loss)	$58,693	$(100,168)	$(782,953)

Earnings (loss) per share:
Basic, as reported	$0.94	$(1.49)	$(12.55)
Basic, pro forma	$0.89	$(1.56)	$(12.66)

Diluted, as reported	$0.90	$(1.49)	$(12.55)
Diluted, pro forma	$0.86	$(1.56)	$(12.66)

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” It also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases.” In addition, it amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 as of January 1, 2003, and we reclassified the extraordinary gain on extinguishment of debt we recorded in 2002, because (as a result of the change in accounting principles) it no longer meets the criteria for classification as an extraordinary item.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”) that either do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB revised FIN 46. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For a variable interest in a VIE acquired before February 1, 2003, we adopted FIN 46 as of January 1, 2004, the revised effective date. At the date of adoption of FIN 46, we had no entities that required consolidation as a result of adopting the provisions of FIN 46, as amended.

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

     In January 2004, the FASB issued a staff position in response to certain accounting issues raised by the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on December 8, 2003. With regard to our financial reporting, the most significant issue concerns how and when to account for the federal subsidy to plan sponsors provided for in that Act. The staff position allows a company to defer recognizing the impact of the new legislation in its accounting for postretirement health benefits. If elected, the deferral is effective until authoritative guidance on the accounting for the federal subsidy is issued or until certain significant events occur, such as a plan amendment. We made this deferral election. In May 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides authoritative guidance on accounting for the effects of the new Medicare prescription drug legislation. We adopted this staff position as of July 1, 2004 and its impact was not material.

     In December 2004, the FASB issued revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No.123R”). The revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. It eliminates the alternative to use APB 25’s intrinsic value method of accounting, which was permitted in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally did not result in recognition of compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services for these purposes based on the grant-date fair value of those awards (with limited exceptions). The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during that service period are to be recognized as compensation cost over that period. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits be reported as a financing cash flow, rather than as a reduction of taxes paid. The provisions of the revised statement will become effective for financial statements issued for the first interim reporting beginning after June 15, 2005. See the Stock-Based Compensation section for the impact of this statement on our consolidated results.

     In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets – An Amendment of APB Opinion No. 29.” SFAS No 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect adoption of SFAS No. 153 to have a significant impact on our financial condition, results of operation or cash flow.

N O T E   2   –   D I S P O S I T I O N S   A N D   D I S C O N T I N U E D   O P E R A T I O N S

Dispositions

     On October 11, 2002, we sold our Babcock & Wilcox Volund ApS (“Volund”) subsidiary to B&W. The consideration received by MII from B&W included a $3 million note and funding for the repayment of approximately $14.5 million of principal and interest on a loan owed by Volund to MII. The purchase price is subject to a possible downward adjustment, depending on the final resolution of the customer claims relating to the construction of a biomass facility in Denmark and Volund’s related claims against Austrian Energy. Terms of the sale also included replacement by the debtor-in-possession revolving credit and letter of credit facility of approximately $11.0 million of letters of credit previously issued under MII’s credit facility. We have deferred recognition of a gain on the sale of Volund until final resolution of the B&W bankruptcy proceedings.

Discontinued Operations

     On August 29, 2003, we completed the sale of Menck GmbH (“Menck”), previously a component of our Marine Construction Services segment. We received cash of $17.3 million and recorded a gain on sale of $1.0 in the year ended December 31, 2003. We reported the gain on sale and results of operations for Menck in discontinued operations, and Menck was classified at December 31, 2002 as an asset held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We have reclassified our consolidated statements of loss for the year ended December 31, 2002 for consistency to reflect the 2003 treatment of Menck as a discontinued operation.

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

Condensed financial information for our operations reported in discontinued operations follows:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Revenues	$—	$19,871	$46,394
Income before provision for income taxes	$—	$3,763	$3,108

N O T E   3   -   E Q U I T Y   M E T H O D    I N V E S T M E N T S

     We have included in other assets investments in our worldwide joint ventures and other entities that we account for using the equity method of $9.0 million and $12.9 million at December 31, 2004 and 2003, respectively. The undistributed earnings of our equity method investees were $2.6 million and $4.0 million at December 31, 2004 and 2003, respectively.

     Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we accounted for using the equity method (unaudited):

	December 31,
	2004	2003
	(In thousands)
Current Assets	$20,814	$52,984
Noncurrent Assets	13,036	11,560

Total Assets	$33,850	$64,544

Current Liabilities	$9,878	$14,183
Noncurrent Liabilities	2,415	1,376
Owners’ Equity	21,557	48,985

Total Liabilities and Owners’ Equity	$33,850	$64,544

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Revenues	$2,069,845	$1,930,948	$1,800,727
Gross Profit	$103,749	$84,962	$78,272
Income before Provision for Income Taxes	$90,552	$79,317	$73,618
Provision for Income Taxes	2,367	2,213	5,789

Net Income	$88,185	$77,104	$67,829

     Revenues of equity method investees include $1,941.4 million, $1,843.4 million and $1,653.8 million of reimbursable costs recorded by limited liability companies in our Government Operations segment at December 31, 2004, 2003 and 2002, respectively. Our investment in equity method investees was less than our underlying equity in net assets of those investees based on stated ownership percentages by $1.8 million at December 31, 2004. These differences are primarily related to the timing of distribution of dividends and various adjustments under generally accepted accounting principles.

     The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. There is no expected relationship between the provision for income taxes and income before taxes. The taxation regimes vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. For some of our U.S. investees, U.S. income taxes are the responsibility of the respective owners.

     Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statement of income (loss) is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Equity income based on stated ownership percentages	$39,774	$33,945	$30,119
Impairment of investments in foreign joint venture	—	—	(7,174)
Sale of shares in foreign joint venture	—	—	3,971
All other adjustments due to amortization of basis differences, timing of GAAP adjustments, dividend distributions and other adjustments	(4,157)	(5,563)	776

Equity in income from investees	$35,617	$28,382	$27,692

Our transactions with unconsolidated affiliates included the following:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Sales to	$43,396	$11,380	$81,833
Leasing activities (included in sales to)	$36,806	$9,125	$41,881
Dividends received	$42,755	$33,859	$34,848

     Our property, plant and equipment includes cost of $39.9 million and $25.3 million and accumulated depreciation of $19.3 million and $22.8 million, respectively, at December 31, 2004 and 2003 of marine equipment that was leased to an unconsolidated affiliate. Our accounts receivable - other includes a $9.2 million note receivable due from an unconsolidated affiliate at December 31, 2004.

N O T E   4   -   I N C O M E    T A X E S

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

     Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Pension liability	$87,887	$95,545
Prior year minimum tax credit carryforward	4,020	4,562
Accrued warranty expense	1,683	1,244
Accrued vacation pay	4,411	4,141
Accrued liabilities for self-insurance (including postretirement health care benefits)	15,538	16,197
Accrued liabilities for executive and employee incentive compensation	47,827	30,023
Investments in joint ventures and affiliated companies	1,765	1,720
Operating loss carryforwards	61,375	83,778
Environmental and products liabilities	4,188	4,415
Long-term contracts	16,037	8,094
Drydock reserves	7,263	9,396
Accrued interest	6,395	6,395
Other	10,764	8,893

Total deferred tax assets	269,153	274,403
Valuation allowance for deferred tax assets	(188,271)	(199,281)

Deferred tax assets	80,882	75,122

Deferred tax liabilities:
Property, plant and equipment	23,748	42,197
Estimated provision for B&W Chapter 11 settlement	13,390	13,664
Investments in joint ventures and affiliated companies	2,719	2,705
Insurance and other recoverables	134	71
Other	2,557	2,557

Total deferred tax liabilities	42,548	61,194

Net deferred tax assets	$38,334	$13,928

     Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change was as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
U.S.	$22,182	$(131,703)	$(383,950)
Other than U.S.	80,284	50,835	(389,610)

Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change	$102,466	$(80,868)	$(773,560)

The provision for income taxes consisted of:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Current:
U.S. — Federal	$33,862	$14,195	$(40,383)
U.S. — State and local	7,817	3,496	252
Other than U.S.	23,554	16,820	16,496

Total current	65,233	34,511	(23,635)

Deferred:
U.S. — Federal	(23,631)	(14,492)	36,284
U.S. — State and local	(775)	1,271	1,757

Total deferred	(24,406)	(13,221)	38,041

Provision for income taxes	$40,827	$21,290	$14,406

     The following is a reconciliation of the U.S. statutory federal tax rate (35%) to the consolidated effective tax rate:

	2004	2003	2002
U. S. federal statutory (benefit) rate	35%	(35%)	(35%)
State and local income taxes	4.5	2.3	(0.3)
Non U.S. operations	(5.6)	(3.1)	2.3
Non-deductible B&W investment impairment	—	—	9.4
Non-deductible JRM goodwill impairment	—	—	14.2
Non-deductible Chapter 11 expense	4.5	10.6	7.0
Valuation allowance for deferred tax assets	(3.5)	46.6	2.5
Other	4.9	4.9	1.8

Effective tax rate attributable to continuing operations	39.8%	26.3%	1.9%

     The net pre-tax provision for the estimated cost of the B&W Chapter 11 settlement recorded in the year ended December 31, 2004 includes approximately $13.3 million of expenses with no associated tax benefits. The remaining items, consisting primarily of estimated benefits we expect to receive as a result of the settlement, constitute income in jurisdictions where we are subject to income taxation. See Note 20 for additional details regarding the settlement provision.

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

     Our current provision for taxes other than U.S. income taxes as of December 31, 2004 and 2003 include a reduction of $0.6 million and $0.8 million, respectively, for the benefit of net operating loss carryforwards.

     MII and JRM would be subject to withholding taxes on distributions of earnings from their U.S. subsidiaries and certain foreign subsidiaries. For the year ended December 31, 2004, the undistributed earnings of U.S. subsidiaries of MII and JRM were approximately $691.1 million. U.S. withholding taxes of approximately $207.3 million would be payable upon distribution of these earnings. For the same period, the undistributed earnings of the foreign subsidiaries of such U.S. companies amounted to approximately $91.0 million. The unrecognized deferred U.S. income tax liability on these earnings is approximately $35.4 million. Withholding taxes of approximately $4.0 million would be payable to the applicable foreign jurisdictions upon remittance of these earnings. We have not provided for any taxes, as we treat these earnings as indefinitely reinvested. The undistributed taxable earnings of foreign subsidiaries of MII and JRM were $17.0 million and applicable withholding taxes of $1.4 million have been provided on the intended distribution of these earnings.

     The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided several criteria are met. Although that Act was signed into law in October 2004, the practical application of a number of the provisions of the repatriation provision remains unclear. We anticipate the IRS will provide clarifying language on key elements of the repatriation provision. We have conducted a preliminary identification of potential repatriation and reinvestment opportunities. However, we expect the IRS’ clarifying language to affect our evaluation of the economic value of implementing an individual opportunities and our ability to meet the overall qualifying criteria. As a result, we will be unable to complete a determination of the Jobs Creation Act’s effect on our plan for reinvestment or repatriation of foreign earnings until the clarifying language is released. We are also reviewing the other provisions of the Jobs Creation Act, including the provisions which will permit a U.S. taxpayer to claim in its 2005 tax filing a deduction from taxable income attributable to its domestic production and manufacturing activities. Various domestic activities that we perform would be considered production and manufacturing activities as defined in the Jobs Creation Act.

     We reached settlements with the IRS concerning MI’s U.S. income tax liability through the fiscal year ended March 31, 1992, disposing of all U.S. federal income tax issues. The IRS has issued notices for MI for the fiscal years ended March 31, 1993 through December 31, 2000 and for JRM for the fiscal years ended March 31, 1995 through December 31, 2000 asserting deficiencies in the amount of taxes reported. We are also under routine tax audit examination in various U.S. state and local taxing jurisdictions in which we have operated. These examinations cover various tax years and are in various stages of finalization. We believe that any income taxes ultimately assessed in the U.S. or by U.S. state and local taxing authorities will not materially exceed amounts for which we have already provided.

     We are under routine tax audit examination in various foreign jurisdictions in which we operate. These examinations cover various tax years and are in various stages of finalization. We believe that any income taxes ultimately assessed in these foreign jurisdictions will not materially exceed amounts for which we have already provided.

     At December 31, 2004, we had a valuation allowance of $188.3 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income, which has been based on a short-term outlook. We intend to re-evaluate this approach and assess the adequacy of our valuation allowance based on significant events and operating performance in subsequent periods. Any changes to our estimated valuation allowance could be material to the financial statements.

     We have foreign net operating loss carryforwards of approximately $33.4 million available to offset future taxable income in foreign jurisdictions. Approximately $4.3 million of the foreign net operating loss carryforwards is scheduled to expire in 2005 to 2010. We have domestic net operating loss carryforwards of approximately $145.1 million available to offset future taxable income in domestic jurisdictions. These domestic net operating loss carryforwards are scheduled to expire in years 2009 to 2024

N O T E   5   -   L O N G - T E R M   D E B T    A N D   N O T E S    P A Y A B LE

	December 31,
	2004	2003
	(In thousands)
Long-term debt consists of:
Unsecured Debt:
MI Series B Medium Term Notes (maturities extending to 2023; interest at various rates ranging from 7.57% to 8.75%)	$64,000	$64,000
JRM 9.375% Senior Subordinated Notes due 2006 ($1,234 principal amount)	1,228	1,224
Other notes payable through 2009 (interest at various rates ranging to 6.8%)	17,225	17,225
Secured Debt:
JRM 11% Senior Secured Notes due 2013 ($200,000 principal amount)	194,526	194,147
Capitalized lease obligations	3,041	3,553

	280,020	280,149
Less: Amounts due within one year	12,009	467

Long-term debt	$268,011	$279,682

	December 31,
	2004	2003
	(In thousands)
Notes payable and current maturities of long-term debt consist of:
Short-term lines of credit — unsecured	$—	$36,750
Current maturities of long-term debt	12,009	467

Total	$12,009	$37,217

Weighted average interest rate on short-term borrowings	N/A	4.98%

     Maturities of long-term debt during the five years subsequent to December 31, 2004 are as follows: 2005 — $12.0 million; 2006 -$6.0 million; 2007 — $4.9 million; 2008 — $7.4 million; 2009 - $5.5 million.

     On December 9, 2003, we completed new financing arrangements for JRM and BWXT on a stand-alone basis. These financing arrangements included the issuance of $200 million aggregate principal amount of 11% senior secured notes due 2013 by JRM (the “JRM Secured Notes”) and the entering into of a three-year, $125 million revolving credit facility by BWXT (the “BWXT Credit Facility”). The BWXT Credit Facility was increased to $135 million in January 2004. Concurrent with the new financing arrangements, we cancelled our $166.5 million omnibus revolving credit facility, which was scheduled to expire in April 2004. Neither the JRM Secured Notes nor the BWXT Credit Facility is guaranteed by MII.

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

     JRM’s obligations under the indenture relating to the JRM Secured Notes are unconditionally guaranteed, jointly and severally, by (1) all subsidiaries that own a marine vessel that is or is required to become a mortgaged vessel under the terms of the indenture and related collateral agreements, and (2) all significant subsidiaries of JRM as defined in the indenture. The JRM Secured Notes are secured by first-priority liens, subject to certain exceptions and permitted liens, on (1) capital stock of some of the subsidiary guarantors and (2) specified major marine construction vessels owned by JRM and certain subsidiary guarantors. The indenture relating to the JRM Secured Notes requires JRM to comply with various covenants that, among other things, restrict JRM’s ability to:

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

     JRM is required to use commercially reasonable efforts to complete an offer to exchange the JRM Secured Notes for notes registered under the Securities Act. JRM has not yet satisfied its exchange offer obligations and therefore, effective June 2004, is required to pay additional interest at a rate of 0.50% per annum until it satisfies those obligations. We expect JRM to satisfy its exchange offer obligations in 2005.

     In July 2004, JRM completed the sale of its DB60 combination derrick and pipelay barge and its Oceanic 93 barge, together with a shearleg crane installed on that vessel. The cash sales price received for the DB60 was approximately $44 million. JRM currently plans to use the proceeds from the sale of the DB 60 to fund forecasted capital expenditures through July 2005, a permitted use under the indenture related to the JRM secured notes. In accordance with this indenture, after July 2005, (a twelve month period) JRM must make an offer to purchase an aggregate principal amount of the JRM secured notes with any remaining proceeds from the DB 60 sale. To the extent that such an offer expires, any remaining cash proceeds from the offer to purchase will become unrestricted. The cash sales received for the Oceanic 93 was approximately $18.7 million and, in accordance with the indenture relating to the JRM Secured Notes, JRM made an offer to purchase $18.7 million aggregate principal amount of the JRM Secured Notes. JRM did not receive any tenders of the JRM secured Notes during the offer period and the $18.7 million of previously restricted funds is now unrestricted and available for JRM general corporate purposes, subject to the restrictive covenants contained in the indenture. In addition, in December 2004, JRM completed the sale of its inactive Ardersier fabrication facility for approximately $14.5 million. The restrictions on these proceeds are the same as those described on the DB 60 above.

     At December 31, 2004, JRM had $69.0 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $24.1 million in letters of credit outstanding under a $25 million letter of credit facility entered on August 25, 2004. This facility provided for an immediate credit advance of $25 million to secure letters of credit issued under the facility. The obligation to repay the $25 million advance under the facility is secured with liens placed on certain JRM assets, including its domestic accounts receivable and the DB26 vessel. The term of the facility is 36 months with an optional redemption by JRM after 18 months, with no financial covenants. The non-financial covenants and certain other terms and conditions of the $25 million letter of credit facility are similar to those set forth in the indenture relating to the JRM Secured Notes. This facility has a 14.5% participation fee and letters of credit are charged at a 0.125% fee.

     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million for a three-year term. Borrowings under the agreement may not exceed $100 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at December 31, 2004. The variable interest rate at December 31, 2004 was 5.75%. Commitment fees are charged at a per annum rate of .50%, payable quarterly. Proceeds from the BWXT Credit Facility have been used to repay an intercompany loan from MII, to repay amounts owed by BWXT under the omnibus revolving credit facility and for general corporate purposes of BWXT, its subsidiaries and joint ventures. At December 31, 2004, BWXT had no borrowings outstanding and letters of credit outstanding under the facility totaled $52.3 million. In March 2005 this Facility was extended to March 18, 2010. In addition, certain covenants were modified which increases permitted acquisitions to $75 million over a twelve-month period and increasing allowable unsecured debt to $20 million.

     MI and JRM and their respective subsidiaries are restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments.

N O T E 6 - P E N S I O N    P L A N S    A N D    P O S T    R E T I R E M E N T   B E N E F I T S

     We provide retirement benefits, primarily through noncontributory pension plans, for most of our regular full-time employees including B&W employees. We do not provide retirement benefits to certain nonresident alien employees of foreign subsidiaries who are not citizens of a European Community country or who do not earn income in the United States, Canada or the United Kingdom. We base our salaried plan benefits on final average compensation and years of service, while we base our hourly plan benefits on a flat benefit rate and years of service. Our funding policy is to fund applicable pension plans to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and, generally, to fund other pension plans as recommended by the respective plan actuaries and in accordance with applicable law.

     Effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a plan sponsored by B&W. Approximately 46% of the employees in the MI Plan at January 30, 2005 transferred to this new B&W sponsored plan.

     During the year ended December 31, 2004, negotiations were finalized on the termination of one of our pension plans in the United Kingdom. At December 31, 2004, we recorded a gain of approximately $27.7 million related to the finalization of negotiations.

     Effective December 31, 2004, benefit accruals under the McDermott International, Inc. Supplemental Executive Retirement Plan, Amended and Restated effective December 1, 1999 (the “Old SERP Plan”) ceased, and we adopted the McDermott International, Inc. Supplemental Executive Retirement Plan effective January 1, 2005 (the “New SERP Plan”). The Old SERP Plan is a defined benefit plan, while the New SERP Plan is a defined contribution plan. The cessation of benefits of the Old SERP Plan did not affect the rights of retired or disabled participants (or their spouses) who were receiving benefits under the plan as of December 31, 2004. However, some of the retired participants elected to receive a discounted lump-sum distribution in lieu of any future entitlements under the Old SERP Plan. All active participants in the Old SERP Plan on December 31, 2004 became participants in the New SERP Plan on January 1, 2005. We recorded a settlement and curtailment gain of approximately $4.6 million in connection with the cessation of benefits. We also recorded expenses related to the New SERP Plan of approximately $1.4 million in the year ended December 31, 2004.

     Effective March 31, 2003, benefit accruals under JRM’s qualified pension plan ceased. Any pension benefits earned to that date remain payable pursuant to the plan upon retirement, but no future benefits will accrue. All employees participating in the JRM qualified pension plan on March 31, 2003 were fully vested at that time.

     We make available postretirement health care and life insurance benefits to certain retired union employees based on their union contracts.

Obligations and Funded Status

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,174,882	$2,043,008	$40,832	$35,828
Service cost	28,190	26,277	—	—
Interest cost	120,040	118,913	2,277	2,493
Curtailments	(2,262)	(347)	—	—
Amendments	4,467	(29,915)	—	—
Settlements	(162,195)	234	—	—
Change in assumptions	—	107,195	207	1,315
Actuarial (gain) loss	38,249	21,217	(736)	5,298
Benefits paid	(117,879)	(111,700)	(4,513)	(4,102)

Benefit obligation at end of period	2,083,492	2,174,882	38,067	40,832

Change in plan assets:
Fair value of plan assets at beginning of period	1,765,169	1,580,304	—	—
Actual return on plan assets	148,610	270,318	—	—
Company contributions	23,982	26,247	4,513	4,102
Settlement of plan	(177,915)	—	—	—
Benefits paid	(117,879)	(111,700)	(4,513)	(4,102)

Fair value of plan assets at the end of period	1,641,967	1,765,169	—	—

Funded status	(441,525)	(409,713)	(38,067)	(40,832)
Unrecognized actuarial loss	404,499	431,302	11,753	13,972
Unrecognized prior service cost	13,953	12,336	—	—
Unrecognized net obligation	—	(57)	—	—

Net amount recognized	$(23,073)	$33,868	$(26,314)	$(26,860)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	—	$18,722	$—	$—
Accrued benefit liability	(341,292)	(323,631)	(26,314)	(26,860)
Intangible asset	14,121	12,429	—	—
Accumulated other comprehensive loss	304,098	326,348	—	—

Net amount recognized	$(23,073)	$33,868	$(26,314)	$(26,860)

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans were $2,083.5 million, $1,986.8 million and $1,642.0 million, respectively, at December 31, 2004, and $2,014.9 million, $1,913.7 million and $1,587.3 million, respectively, at December 31, 2003. The accumulated benefit obligation was in excess of plan assets in all of our plans.

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
	(In thousands)
Components of net periodic benefit cost (income):
Service cost	$28,190	$26,277	$28,137	$—	$—	$—
Interest cost	120,040	118,913	119,360	2,277	2,493	2,406
Expected return on plan assets	(130,768)	(115,310)	(136,227)	—	—	—
Amortization of prior service cost	2,837	2,444	3,207	—	—	—
Recognized net actuarial loss (gain)	49,572	56,903	11,912	1,666	1,557	834

Net periodic benefit cost (income)	$69,871	$89,227	$26,389	$3,943	$4,050	$3,240

Additional Information

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In thousands)
Increase (decrease) in minimum liability included in other comprehensive income	$(22,248)	$(134,499)	N/A	N/A

Assumptions

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.50%	6.00%	6.50%
Expected return on plan assets	8.32%	8.28%	—	—
Rate of compensation increase	3.65%	4.00%	—	—

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

     We have been using an expected return on plan assets assumption of 8.5%, which is consistent with the long-term asset returns of the portfolio.

	2004	2003
Assumed health-care cost trend rates at December 31:
Health-care cost trend rate assumed for next year	10.00%	10.00%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	5.00%
Year that the rate reaches ultimate trend rate	2011	2009

     Assumed health-care cost trend rates have a significant effect on the amounts we report for our health-care plan. A one-percentage-point change in our assumed health-care cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
	(In thousands)
Effect on total of service and interest cost	$45,827	$(44,502)
Effect on postretirement benefit obligation	$708,089	$(687,613)

Plan Assets

     Our domestic pension plans’ weighted average asset allocations at December 31, 2004 and 2003, by asset category were as follows:

	2004	2003
Asset Category:
Equity Securities	47%	36%
Debt Securities	22%	15%
U.S. Government Securities	11%	14%
Partnership/Joint Venture Interests	11%	10%
Common/Collective Trusts	8%	21%
Registered Investment Companies	1%	4%
Other	—	—

Total	100%	100%

     Our foreign pension plan’s weighted average asset allocations at December 31, 2004 and 2003, by asset category were as follows:

	2004	2003
Asset Category:
Equity Securities	52.0%	47.0%
Debt Securities	47.7%	52.0%
Other	0.3%	1.0%

Total	100%	100%

     For the years ended December 31, 2004 and 2003, the investment return on domestic pension plan assets (before deductions for management fees) was approximately 9.7% and 20.5%, respectively. The investment return on our foreign plan (gross of management fees) for the years ended December 31, 2004 and 2003 was 10.6% and 15.1%, respectively.

     The assets of the domestic pension plans are commingled for investment purposes and held by the Trustee, Mellon Trust of New England, N.A., in the McDermott Incorporated Master Trust (the “Master Trust”).

     The overall investment strategy of the pension trusts is to emphasize long-term growth of principal, while avoiding excessive risk and to minimize the probability of loss of principal over the long-term. The specific investment goals that have been set for the pension trusts in the aggregate are (1) to ensure that plan liabilities are met when due, and (2) to achieve an investment return on trust assets consistent with a reasonable level of risk that exceeds the applicable custom benchmark described below, and over the long-term, exceeds the assumed actuarial rate of return set by each of the plans’ actuaries.

     Based on the liability profile of the domestic plans, a well diversified policy of 60% equities and 40% fixed income has been determined to be appropriate for the Master Trust in terms of risk/reward trade-off, taking into account the expected funded status of the plans, cash contributions and expense. Accordingly, the following asset allocation policy has been adopted for the Master Trust:

Asset Class	Target	Range
U.S. Large Cap Equity	24%	21-27%
U.S. Small/Mid Cap Equity	6%	4-8%
International Equity	12.5%	10-15%
Private Equity	10%	5-15%
Hedge Funds	2.5%	1-4%
Real Estate	5%	2-8%
Domestic Fixed Income	33%	31-35%
High Yield Fixed Income	5%	3-7%
Cash	2%	0-4%

     For the years ended December 31, 2004 and 2003, the foreign plan asset allocation was targeted at 50% United States Equity Securities and 50% United States Debt Securities. Following an asset/liability modeling study conducted in 2004, the following asset allocation policy was determined to be suitable and has been adopted for the foreign plan:

Asset Class	Target	Range
U.S. Equity	56%	30-70%
Non-U.S. Equity	14%	0-35%
U.S. Debt Securities	30%	25-50%

     Allocations to each asset class for both domestic and foreign plans are reviewed periodically and rebalanced if appropriate.

     The pension trusts for both our domestic and foreign plans employ a professional investment advisor, and a number of professional investment managers whose individual benchmarks are, in the aggregate, consistent with the plan’s overall investment objectives.

     The goals of each investment manager are (1) to meet (in the case of passive accounts) or exceed (for actively managed accounts) the benchmark selected and agreed upon by the manager and the Trust, and (2) to display an overall level of risk in its portfolio that is consistent with the risk associated with the agreed upon benchmark.

     As stated above, one of the goals of the Master Trust is to outperform a custom benchmark which is comprised as follows:

	Asset Class	Weight
Russell 3000 Index	Equities	30%
MSCI ACWI Free (ex US) Index	Intl. Equities	12.5%
NAREIT Equity Index	Reits	1%
NCREIF	Real Estate	4%
Lehman Aggregate	Fixed Income	33%
ML High Yield	High Yield	5%
90-Day Treasury Bills	Cash	2%
S&P500 + 400 bps	Private Equity	10%
Treasury Bills + 500 bps	Hedge Funds	2.5%

     The performance objective for the Master Trust is to seek to outperform this custom benchmark by 0.75% per annum (net of fees) or more over rolling three-year periods.

     The active risk of the Master Trust (also known as tracking error) is a numerical measure of the Master Trust’s risk relative to the custom benchmark. Active risk is defined as the standard deviation of the relative return, and the convention is to compute it from monthly observations and then convert it to an annualized figure by multiplying it by the square root of twelve. (In a normal distribution, two-thirds of the observations will fall within one standard deviation of the average. So if the expected standard deviation was 2% and the expected average was 0%, then one-sixth of the observations will be more than 2% greater than the average and one-sixth will be more than 2% below the average.) Active risk can be either ex post (measuring the actual standard deviation of the excess returns achieved by the Manager) or ex ante (using a statistical model to estimate the likely outcome.)

     The risk objective in respect of the Master Trust is to seek to achieve an ex post active risk of less than 2% per annum over rolling three-year periods.

     One of the goals of our foreign plan is to outperform a custom index which is comprised as follows:

Index	Weight
Russell 3000	56%
NSCU ACWI Free (ex US)	14%
Lehman US Aggregate	30%

     The performance objective of our foreign plan is to seek to outperform this custom benchmark on a net of fees basis over a rolling three years.

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

Cash Flows

Contributions

     We expect to contribute approximately $17.2 million to our domestic pension plans and $4.6 million to our domestic other postretirement benefit plans in 2005.

Estimated Future Benefit Payments

     We expect the following benefit payments, which reflect expected future service, as appropriate, to be made from our domestic plans:

	Pension	Other
	Benefits	Benefits
	(In thousands)
2005	$73,263	$4,645
2006	$76,744	$4,670
2007	$79,918	$4,585
2008	$83,419	$4,452
2009	$86,944	$4,316
2010-2014	$479,849	$18,206

N O T E   7 - A S S E T   S A L E S    A N D   I M P A I R M E N T    O F   L O N G - L I V E D   A S S E T S

     We had gains on sale of assets totaling approximately $32.2 million in 2004, primarily in our Marine Construction Services segment from the gains of approximately $16.4 million on our sale of the Oceanic 93 and of approximately $13.5 million on the sale of our inactive Ardersier fabrication facility.

     Impairment losses to write down property, plant and equipment to estimated fair values are summarized by segment as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Property, plant and equipment and other assets:
Assets to be held and used	$467	$—	$6,800
Assets to be disposed of	2,598	—	1,943

Total	$3,065	$—	$8,743

     Property, plant and equipment and other assets — assets to be held and used

     During the year ended December 31, 2004, our Marine Construction Services segment recorded an impairment loss of $0.1 million for miscellaneous equipment at one of our fabrication facilities. Also in 2004, our Government Operations segment recorded impairment losses totaling $0.4 million on machinery and equipment that is no longer expected to recover its carrying value through future cash flows. We determined fair value based on valuations of comparable equipment. Prior to the impairment, this machinery and equipment had a net book value of approximately $0.5 million.

     During the year ended December 31, 2002, our Marine Construction Services segment recorded an impairment loss of $6.8 million on land at one of our facilities that is no longer expected to recover its carrying value through future cash flows. We determined fair value based on an appraisal of the land. Prior to impairment, the land had a net book value of approximately $13.5 million.

     Property, plant and equipment and other assets — assets to be disposed of

     During the year ended December 31, 2004, our Marine Construction Services segment recorded an impairment loss totaling approximately $2.2 million to reduce one of our vessels and certain machinery and equipment to net realizable value. Prior to the impairment charges, this equipment had a total net book value of approximately $46.7 million.

     During the year ended December 31, 2002, our Marine Construction Services segment recorded impairment losses totaling $1.9 million to reduce four cargo barges and certain other marine equipment to net realizable value. Prior to the impairment charges, this marine equipment had a total net book value of approximately $2.1 million.

N O T E    8 - C A P I T A L    S T O C K

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

     We issue shares of our common stock in connection with our 2001 Directors and Officers Long-Term Incentive Plan, our 1996 Officer Long-Term Incentive Plan (and its predecessor programs) and contributions to our Thrift Plan. At December 31, 2004 and 2003, 11,853,987 and 13,459,422 shares of common stock, respectively, were reserved for issuance in connection with those plans.

MII Preferred Stock

     At December 31, 2001, 100,000 shares of our nonvoting Series A Participating Preferred Stock (the “Participating Preferred Stock”) were issued and owned by MI. During the year ended December 31, 2002, we purchased the 100,000 shares of Participating Preferred Stock pursuant to MI’s exercise of an option to sell those shares under an intercompany agreement and cancelled them. Under the intercompany agreement, MI had the right to sell to MII and MII had the right to buy from MI, 100,000 units, each of which consisted of one share of MII common stock and one share of MII Series A Participating Preferred Stock. MI held these shares since prior to the 1982 reorganization under which MII became the parent of MI. During the quarter ended March 31, 2002, MI exercised its right pursuant to this agreement and received approximately $243 million.

     We designated a series of our authorized but unissued preferred stock as Series D Participating Preferred Stock in connection with our Stockholder Rights Plan. As of December 31, 2004, no shares of Series D Participating Preferred Stock were outstanding.

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

N O T E    9 - S T O C K   P L A N S

2001 Directors and Officers Long-Term Incentive Plan

     In May 2002, our shareholders approved the 2001 Directors and Officers Long-Term Incentive Plan. Members of the Board of Directors, executive officers, key employees and consultants are eligible to participate in the plan. The Compensation Committee of the Board of Directors selects the participants for the plan. The plan provides for a number of forms of stock-based compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock units, performance shares and performance units, subject to satisfaction of specific performance goals. In addition to shares previously available under prior stock plans that were not awarded, or that were subject to awards that have been canceled, terminated, forfeited, expired, settled in cash, or exchanged for consideration not involving shares, up to 3,000,000 shares of our common stock were authorized for issuance through the plan, of which a maximum of 30% may be awarded pursuant to grants in the form of restricted stock, deferred stock units and performance shares. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than ten years after the date of the grant.

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

1997 Director Stock Program

     Under our 1997 Director Stock Program, we grant options to purchase 900 shares of our common stock in the first year of a director’s term and 300 shares in subsequent years of such term at a purchase price that is not less than 100% of the fair market value (average of the high and low trading price) on the date of grant. These options become exercisable, in full, six months after the date of grant and expire ten years and one day after the date of grant. Under this program, we also grant rights to purchase 450 shares in the first year of a director’s term and 150 shares in subsequent years of such term at par value ($1.00 per share). These shares are subject to transfer restrictions and forfeiture provisions that lapse at the end of the director’s term.

     At December 31, 2004, we had a total of 1,008,828 shares of our common stock available for award under the 2001 Directors and Officers Long-Term Incentive Plan, the 1996 Officer Long-Term Incentive Plan and the 1997 Director Stock Program.

     The following table summarizes activity for the restricted stock and performance-based restricted stock awards under these plans (share data in thousands):

	Year Ended December 31,
	2004	2003	2002

Outstanding, beginning of period	1,412	1,354	961
Restricted shares granted	291	152	404
Restricted shares issued pursuant to performance-based awards	—	—	700
Notional shares lapsed	—	—	(516)
Restricted shares released	(805)	(94)	(162)
Cancelled/forfeited	(3)	—	(33)

Outstanding, end of period	895	1,412	1,354

     The weighted average fair values of the restricted shares granted during the years ended December 31, 2004, 2003 and 2002 were $8.21, $3.20 and $11.62 per share, respectively. The weighted average fair values of the restricted shares issued pursuant to performance-based awards during the year ended December 31, 2002 was $16.05.

1992 Senior Management Stock Plan

     Under our 1992 Senior Management Stock Plan, options to purchase shares were granted at a purchase price that is not less than 100% of the fair market value (average of the high and low trading price) on the date of grant, become exercisable at such time or times as determined when granted and expire not more than ten years after the date of grant. Our authorization to grant additional awards under this plan expired on May 5, 2004.

     In the event of a change in control of our company, all these programs have provisions that may cause restrictions to lapse and accelerate the exercisability of outstanding options.

     The following table summarizes activity for our stock options (share data in thousands):

	Year Ended December 31,
	2004		2003		2002

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of period	7,883	$12.63	7,533	$15.38	6,557	$15.58
Granted	928	8.94	1,156	3.38	1,597	14.03
Exercised	(319)	9.20	—	—	(113)	9.12
Cancelled/forfeited	(304)	20.01	(806)	25.06	(508)	15.13

Outstanding, end of period	8,188	$12.07	7,883	$12.63	7,533	$15.38

Exercisable, end of period	6,027	$13.48	5,184	$14.19	4,246	$16.92

     The following tables summarize the range of exercise prices and the weighted-average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2004 (share data in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$ 3.15 - 3.83	969	8.3	$3.15	300	$3.15
3.83 - 7.65	203	8.5	5.78	65	5.55
7.65 - 11.48	2,794	6.5	9.13	1,912	9.19
11.48 - 15.30	3,217	6.6	14.39	2,745	14.41
15.30 - 19.13	25	1.4	17.29	25	17.29
19.13 - 22.95	475	1.7	20.16	475	20.16
22.95 - 26.78	493	3.2	25.22	493	25.22
26.78 - 30.60	8	3.9	29.14	8	29.14
30.60 - 34.43	4	2.7	33.13	4	33.13

$ 3.15 - 34.43	8,188	6.3	$12.07	6,027	$13.48

     The fair value of each option grant was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.25%	3.40%	4.69%
Volatility factor of the expected market price of MII’s common stock	0.68	0.65	0.51
Expected life of the option in years	6.45	6.53	6.10
Expected dividend yield of MII’s common stock	0.0%	0.0%	0.0%

     The weighted average fair values of the stock options granted in the years ended December 31, 2004, 2003 and 2002 were $5.83, $2.16 and $8.23, respectively.

Thrift Plan

     On November 12, 1991, 5,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the “Thrift Plan”). On October 11, 2002, an additional 5,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan. Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. The Thrift Plan allows employees to sell their interest in MII’s common stock fund at any time, except as limited by applicable securities laws and regulations. During the years ended December 31, 2004, 2003 and 2002, we issued 624,161, 1,298,560 and 1,394,887 shares, respectively, of MII’s common stock as employer contributions pursuant to the Thrift Plan. At December 31, 2004, 2,657,198 shares of MII’s common stock remained available for issuance under the Thrift Plan.

N O T E 10   -   C O N T I N G E N C I E S   A N D   C O M M I T M E N T S

Investigations and Litigation

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

     In 1998, B&W settled all pending and future punitive damage claims in the Hall Litigation for $8.0 million for which B&W seeks reimbursement from other parties. There is a controversy between B&W and its insurers as to the amount of coverage available under the liability insurance policies covering the facilities. B&W filed a declaratory judgment action in a Pennsylvania State Court seeking a judicial determination as to the amount of coverage available under the policies. On April 28, 2001, in response to cross-motions for partial summary judgment, the Pennsylvania State Court issued its ruling regarding: (1) the applicable trigger of coverage under the Nuclear Energy Liability Policies issued by B&W’s insurers; and (2) the scope of the insurers’ defense obligations to B&W under these policies. With respect to the trigger of coverage, the Pennsylvania State Court held that “manifestation” is an applicable trigger with respect to the underlying claims at issue. Although the Court did not make any determination of coverage with respect to any of the underlying claims, we believe the effect of its ruling is to increase the amount of coverage potentially available to B&W under the policies at issue to $320.0 million. With respect to the insurers’ duty to defend B&W, the Court held that B&W is entitled to separate and independent counsel funded by the insurers. On October 1, 2001, the Court denied the insurers’ motion for reconsideration and entered an order reaffirming its original substantive insurance coverage rulings and further certified the order for immediate appeal by any party. B&W’s insurers filed an appeal and in November 2002, the Pennsylvania Superior Court affirmed the rulings in favor of B&W on the trigger of coverage and duty to defend issues. The Pennsylvania Supreme Court denied the insurer’s petition for the allowance of an appeal by order dated December 2, 2003.

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

     In early April 2001, a group of insurers that includes certain underwriters at Lloyd’s and Turegum Insurance Company (the “Plaintiff Insurers”) who have previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the U.S. District Court for the Eastern District of Louisiana and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court, which actions were consolidated before the U.S. District Court for the Eastern District of Louisiana, which has jurisdiction over portions of the B&W Chapter 11 proceeding. The insurance policies at issue in this litigation provide a significant portion of B&W’s excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceeding. The consolidated complaints contain substantially identical factual allegations. These include allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceeding, MII and B&W breached the confidentiality provisions of an agreement they entered into with these Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims. Our agreement with the underwriters went into effect in April 1990 and has served as the allocation and payment mechanism to resolve many of the asbestos claims against B&W. The Plaintiff Insurers also allege that MII and B&W have wrongfully attempted to expand the underwriters’ obligations under that settlement agreement and the applicable policies through the filing of a plan of reorganization in the B&W bankruptcy proceeding that contemplates the transfer of rights under that agreement and those policies to a trust that will manage the pending and future asbestos-related claims against B&W and certain of its affiliates. The complaints seek declarations that, among other things, the defendants are in material breach of the settlement agreement with the Plaintiff Insurers and that the Plaintiff Insurers owe no further obligations to MII and B&W under that agreement. With respect to the insurance policies, if the Plaintiff Insurers should succeed in vacating the settlement agreement, they seek to litigate issues under the policies in order to reduce their coverage obligations. The complaint against MII also seeks a recovery of unspecified compensatory damages. B&W filed a counterclaim against the Plaintiff Insurers, which asserts a claim for breach of contract for amounts owed and unpaid under the settlement agreement, as well as a claim for anticipatory breach for amounts that will be owed in the future under the settlement agreement. B&W seeks a declaratory judgment as to B&W’s rights and the obligations of the Plaintiff Insurers and other insurers under the settlement agreement and under their respective insurance policies with respect to asbestos claims. On October 2, 2001, MII and B&W filed dispositive motions with the District Court seeking dismissal of the Plaintiff Insurers’ claim that MII and B&W had materially breached the settlement agreement at issue. In a ruling issued January 4, 2002, the District Court granted MII’s and B&W’s motion for summary judgment and dismissed the declaratory judgment action filed by the Plaintiff Insurers. The ruling concluded that the Plaintiff Insurers’ claims lacked a factual or legal basis. We believe this ruling reflects the extent of the underwriter’s contractual obligations and underscores that this coverage is available to settle B&W’s asbestos claims. As a result of the January 4, 2002 ruling, the only claims that remained in the litigation were B&W’s counterclaims against the Plaintiff Insurers and against other insurers. The parties agreed to dismiss without prejudice those of B&W’s counterclaims seeking a declaratory judgment regarding the parties’ respective rights and obligations under the settlement agreement. B&W’s counterclaim seeking a money judgment for approximately $6.5 million due and owing by insurers under the settlement agreement remains pending. The parties have reached a preliminary agreement in principle to settle B&W’s counterclaim for in excess of the claimed amounts, and approximately $6.2 million has been received to date from the insurers, subject to reimbursement in the event a final settlement agreement is not reached. A trial of this counterclaim is presently scheduled to begin in March 2005. Following the resolution of this remaining counterclaim, the Plaintiff Insurers will have an opportunity to appeal the January 4, 2002 ruling. As a result of a recent conditional settlement reached with Equitas, those Plaintiffs in this action that are participating in the Equitas settlement (namely, Underwriters at Lloyd’s) have agreed to dismiss their claims in this action, upon the effective date of the proposed consensual plan of reorganization. However, there remain other Plaintiffs that are not participating in the Equitas settlement (namely London market insurance companies), and those other Plaintiffs have not indicated whether they intend to pursue an appeal. Settlement discussions are continuing with these remaining Plaintiffs. See Note 20 for additional information on the settlement with Equitas.

     On or about August 5, 2003, certain underwriters at Lloyd’s, London and certain London Market companies (the “London Insurers”) commenced a new adversary proceeding against B&W in the Bankruptcy Court for the Eastern District of Louisiana, which makes allegations similar to those made in the prior adversary action. The complaint of the London Insurers alleges that B&W anticipatorily repudiated the 1990 settlement agreement between B&W and the London Insurers. The alleged anticipatory repudiation is based primarily on B&W’s submission of the Joint Plan to the Bankruptcy Court. The complaint alleges that the London Insurers’ claims from the first adversary action that were ruled to be premature are now ripe for adjudication, given that B&W has reached agreement on a consensual plan of reorganization with the representatives of asbestos claimants. In addition to seeking unspecified damages for this alleged anticipatory repudiation, the complaint also seeks declaratory relief as to the London Insurers’ obligations to indemnify B&W for its asbestos-related claims and seeks to prevent the assignment of rights to asbestos bodily injury coverage to the Asbestos PI Trust. On or about August 6, 2003, a similar lawsuit was filed in the District Court by the London Insurers against MII. The London Insurers also filed a motion to withdraw the reference with respect to the action pending in the Bankruptcy Court, seeking to transfer it from the Bankruptcy Court to the District Court. B&W and MII have each filed motions to dismiss or, in the alternative, to stay the actions filed against each of them by the London Insurers. The Court has not ruled on the London Insurers’ motion to withdraw the reference or on B&W’s or MII’s motion to dismiss or stay. A hearing on B&W’s motion to dismiss or stay is scheduled to take place in the Bankruptcy Court on April 27, 2005. No discovery has been taken in either case. As a result of the recent conditional settlement reached with Equitas, those plaintiffs in this action that are participating in the Equitas settlement (namely underwriters at Lloyd’s) have agreed to dismiss their claims in this action upon the effective date of the proposed consensual plan of reorganization. However, there remain other Plaintiffs that are not participating in the Equitas settlement (namely London market insurance companies) and those other Plaintiffs have not indicated whether they intend to continue this action. Settlement discussions are continuing with these remaining Plaintiffs. We do not believe that a material loss with respect to these matters is likely.

     On or about August 22, 2003, Continental Insurance Co. (“Continental”) commenced an action in the Eastern District of Louisiana against MII and MI and a similar adversary action against B&W in the Bankruptcy Court. These actions make allegations similar to those made in the prior adversary actions of the London Market Insurers. The complaints of Continental allege, among other things, that MII anticipatorily repudiated the settlement agreement MII and B&W had entered into in 2000 with Continental relating to insurance payments by Continental as a result of asbestos-related products liability claims. The parties reached a settlement of these actions in September 2004, subsequently approved by the Bankruptcy Court, which provides for the payment of certain insurance proceeds to the asbestos personal injury trust if and when the plan becomes effective.

     On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, “Travelers”) filed an adversary proceeding against B&W and related entities in the U.S. Bankruptcy Court for the Eastern District of Louisiana seeking a declaratory judgment that Travelers is not obligated to provide any coverage to B&W with respect to so-called “non-products” asbestos bodily injury liabilities on account of previous agreements entered into by the parties. On or about the same date, Travelers filed a similar declaratory judgment against MI and MII in the U.S. District Court for the Eastern District of Louisiana. The cases filed against MI and MII were consolidated before the District Court and the Asbestos Claimants Committee (the “ACC”) and the Future Claimants Representative (the “FCR”) in the B&W Chapter 11 proceedings intervened in the action. B&W and MII filed answers to Travelers’ complaints, denying that previous agreements operate to release Travelers from coverage responsibility for asbestos “non-products” liabilities and asserting counterclaims requesting a declaratory judgment specifying Travelers’ duties and obligations with respect to coverage for B&W’s asbestos liabilities. The Court bifurcated the case into two phases, with Phase I addressing the issue of whether previous agreements between the parties served to release Travelers from any coverage responsibility for asbestos “non-products” claims and Phase II addressing whether, in the absence of such a release, Travelers would be obligated to cover any additional asbestos-related bodily injury claims asserted against B&W. After discovery was completed, the parties filed cross-motions for summary judgment on Phase I issues. On August 22, 2003, the Court granted summary judgment to B&W, the ACC, the FCR, MI and MII, and against Travelers, finding that the agreements did not release Travelers from all asbestos liability and further finding that MII and MI were not liable to indemnify Travelers for asbestos-related non-products claims under those agreements. One of our captive insurers reinsured certain coverages provided by Travelers to B&W, and therefore, our captive insurer may have certain exposures, subject to the terms, conditions and limits of liability of the reinsurance coverages, in the event Travelers is ultimately found liable for any amounts to B&W, on account of asbestos-related non-products personal injury claims. The issue of whether Travelers will have any additional coverage liability to B&W will be considered in Phase II of the litigation, which has not yet commenced. We and the ACC and FCR have reached an agreement to settle claims under certain Travelers insurance policies with respect to which our rights are to be reassigned to the asbestos personal injury trust under the B&W plan of reorganization. The settlement would liquidate these rights into cash payments that would be paid to or for the benefit of the trust if and when the plan of reorganization becomes effective. The Bankruptcy Court approved the settlement at a hearing held on October 20, 2004. As a result of the settlement, the parties have agreed to stay the litigation until such a time as it is determined whether the B&W plan of reorganization will become effective.

     On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceeding in the U.S. Bankruptcy Court for the Eastern District of Louisiana against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W’s cancellation of a $313 million note receivable and B&W’s transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court finds B&W was insolvent at a pertinent time and the transactions are voidable under applicable law, the action preserved B&W’s claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR in the Chapter 11 proceeding to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR are asserting in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. The Bankruptcy Court ruled that Louisiana law applied to the solvency issue in this action. Trial commenced on October 22, 2001 to determine B&W’s solvency at the time of the corporate reorganization and concluded on November 2, 2001. In a ruling filed on February 8, 2002, the Bankruptcy Court found B&W solvent at the time of the corporate reorganization. On February 19, 2002, the ACC and the FCR filed a motion with the District Court seeking leave to appeal the February 8, 2002 ruling. On February 20, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed a motion for summary judgment asking that judgment be entered on a variety of additional pending counts presented by the ACC and the FCR that we believe are resolved by the February 8, 2002 ruling. By Order and Judgment dated April 17, 2002, the Bankruptcy Court granted this motion and dismissed all claims asserted in complaints filed by the ACC and the FCR regarding the 1998 transfer of certain assets from B&W to its parent, and dismissed the proceeding with prejudice. On April 26, 2002, the ACC and the FCR filed a notice of appeal of the April 17, 2002 Order and Judgment and on June 20, 2002 filed their appeal brief. On July 22, 2002, MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. filed their brief in opposition. The ACC and the FCR have not yet filed their reply brief pending discussions regarding settlement and a consensual joint plan of reorganization. If a consensual joint plan of reorganization is confirmed, the ACC and the FCR have agreed to dismiss this appeal with prejudice. In addition, an injunction preventing B&W derivative asbestos suits and other actions for which there is shared insurance from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 proceedings, extends through April 11, 2005. We intend to seek extensions of the preliminary injunction periodically through the pendency of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues, although modifications to the nature and scope of the injunction may occur. See Note 20 to our consolidated financial statements for information regarding B&W’s potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings.

     On August 13, 2003, a proceeding entitled Citgo Petroleum Corporation and PDV Midwest Refinery L.L.C. v. McDermott International, Inc, et al, was filed in the Circuit Court of Cook County, Illinois, alleging claims against B&W, MII, JRM, J. Ray McDermott, Inc. and McDermott Incorporated, for damages in connection with the manufacture and sale by a former B&W division of a pipe fitting that allegedly caused an August 14, 2001 fire at a refinery in the Chicago, Illinois area, which refinery is owned and operated by the plaintiffs. Plaintiffs seek damages in excess of $100 million, including for claims for damage to property and consequential damages. On October 22, 2004 the claims against MII, JRM, J. Ray McDermott, Inc. and McDermott Incorporated were dismissed by the court without prejudice to the ability of plaintiff to refile such claims against those entities upon the showing of appropriate evidence. On March 2, 2005, B&W filed a third party claim against the former owner of the refinery, Unocal Corporation, seeking contribution and indemnity. Discovery is ongoing and no trial date has been set. We intend to vigorously defend the claims against B&W, and pursue the claims against Unocal Corporation. Additionally, we believe that we have insurance coverage for these claims and do not believe any material loss with respect to this matter is likely. However, the ultimate outcome of the proceedings is uncertain, and an adverse ruling, should insurance not be available, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

     In June 1998, Shell Offshore, Inc. and several related entities also filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., certain JRM subsidiaries, HeereMac, Heerema and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (the “Shell Litigation”). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Shell Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation; Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates (collectively, “Chevron Texaco”); Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates (collectively, “Marathon”); VK-Main Pass Gathering Company, L.L.C.; Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, which lawsuits were consolidated with the Shell Litigation. In addition to seeking injunctive relief, actual damages and attorneys’ fees, the plaintiffs in the Shell Litigation request treble damages. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Shell Litigation due to the Texas district court’s lack of subject matter jurisdiction, which motion is pending before the court. Subsequently, the Shell Litigation plaintiffs were allowed to amend their complaint to include non heavy-lift marine construction activity claims against the defendants. Currently, we are awaiting the court’s decision on our motion to dismiss the foreign claims. In December 2003, Chevron Texaco filed suit in the High Court of London alleging antitrust injury regarding seven named projects occurring in the period from 1993 to 1997. We are presently reviewing the claims presented and have engaged U.K. counsel to advise us on this matter. Our defense to the Chevron Texaco claims was filed on February 25, 2005, and mediation has been scheduled for late March 2005. Heerema and MII have executed agreements to settle or dismiss the heavy-lift antitrust claims against them with all plaintiffs except Chevron Texaco and Marathon. We do not believe that a material loss, above amounts already provided for, with respect to these matters is likely.

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

     After trial on the issue of liability only, the federal district court orally found, on March 27, 2002, that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary’s similar motion for dismissal against Texaco’s builder’s risk underwriters. A final judgment was entered by the district court on October 30, 2003, from which an appeal was taken by Texaco’s builder’s risk insurers. In the fourth quarter of 2003, Texaco, Operator Subsidiary, Owner Subsidiary and JRM’s underwriters settled the claims of Texaco for consequential damages. A subsidiary of JRM has an agreement with our insurers under which, based on this settlement, it is obligated to pay $1.25 million per year through 2008 as an adjustment to premiums of prior years. This agreement resulted in a charge of approximately $5.4 million for the year ended December 31, 2003. A decision in the arbitration proceeding with regard to the Operator Subsidiary’s claims was rendered in April 2004, and an amount totaling approximately $6.0 million in excess of JRM’s net receivable was awarded to the Operator Subsidiary. Under the terms of the agreements that provided for the arbitration, the amount of the award is confidential. In a filing made in federal court in the Southern District of Texas, which presides over the Texaco antitrust claims relating to this project among others, Texaco has moved to vacate or modify the award. The Operator Subsidiary has filed an opposition to Texaco’s motion and has filed its own motion to confirm the award. We are awaiting a ruling by the court on these motions.

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

     On or about August 29, 2003, a proceeding entitled Barrera et al. v. McDermott International, Inc., et al., was filed in the 94th Judicial District Court, Nueces County, Texas, by approximately 550 plaintiffs against MII and affiliates of JRM, alleging exposure to lead-contaminated paint in our Harbor Island facility. The petition alleges claims for negligence, battery and conspiracy, and seeks unspecified compensatory and exemplary damages. Of the plaintiffs identified, we believe that a substantial number were working for subcontractors of JRM’s affiliate. We have placed various subcontractors and a paint supplier on notice demanding that they defend and indemnify us against the claims in this proceeding on several grounds, including our rights under the contracts with those parties relating to the work or product they provided to us. Discovery is ongoing and no trial date has been set. We intend to vigorously defend this matter; however, the ultimate outcome of this proceeding is uncertain and an adverse decision could have a material impact on our financial position, results of operation and cash flow.

     On or about November 5, 2003 a proceeding entitled Jose Fragoso, et al. v. J. Ray McDermott, Inc., et al. was filed in the 404th Judicial District Court of Cameron County, Texas, by approximately 160 plaintiffs who have alleged negligence and claim unspecified damages for exposure to silica while working at an unspecified location. Thereafter, nine similar lawsuits were filed in the same district by the same law firm. In total, there are approximately 730 plaintiffs. In addition to J. Ray McDermott, Inc. and MII, the suits name six other premises defendants and allege additional claims against more than 70 product defendants. The 10 proceedings have been consolidated before the judge in the first of the filed cases, which consolidation has been affirmed by the Texas Supreme Court. We expect the stay of these actions due to consideration of the consolidation issue on appeal will be lifted shortly and these matters will proceed through discovery and be set for trial. An adverse outcome in these proceedings could have a material adverse impact on our financial position, results of operations and cash flow.

     On August 29, 2003, a proceeding entitled Eli Aguilar, et al. v. American Optical Corporation, et al. was filed by approximately 170 plaintiffs in the Judicial District Court for Nueces County, Texas. The majority of plaintiffs appear to be non-JRM employees, who allege unspecified damages for exposure to silica on premises allegedly owned, operated and/or controlled by J. Ray McDermott, Inc. In addition to J. Ray McDermott, Inc., there are other defendants, including premises defendants and suppliers. The parties are currently litigating issues as to which court should properly maintain the action. This matter is in its initial stages and no trial date has been set. An adverse outcome in these proceedings could have a material adverse impact on our financial position, results of operations and cash flow.

     On or about August 23, 2004, certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), filed a declaratory judgment in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, J. Ray McDermott, Inc. (“JRMI”) and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts, and an environmental claim involving B&W. Additionally, Travelers filed a cross-claim requesting a declaration of non-coverage in approximately 20 underlying matters. This proceeding was stayed by the state court on January 3, 2005 based on the consideration of certain of the claims in litigation pending before the 58th Judicial District Court of Jefferson County, Texas, in the matter entitled Benoit, et al, v. J. Ray McDermott, Inc., et al. The London Insurers, Travelers and INA have filed motions for reconsideration of the January 3, 2005 stay order.

     In March 2004, as a result of its audit of JRM’s Morgan City, Louisiana facility, the Office of Federal Contract Compliance Programs (the “OFCCP”), the agency of the U.S. Department of Labor responsible for monitoring federal contractor compliance with certain affirmative action and nondiscrimination requirements, issued a notice asserting discriminatory selection practices in the hiring for certain craft positions during the period from March 1, 2002 through February 28, 2003. The allegation involved 67 minority candidates who were not selected for employment during the period at issue. JRM challenged these allegations and, in December 2004, the OFCCP notified JRM that it had elected not to further pursue this matter.

     On July 8, 2003, Bay Ltd. (“Bay”), a subcontractor for two of JRMI’s Spar projects, the Medusa and Devils Tower projects, filed a demand for arbitration in Houston, Texas seeking approximately $32.2 million in damages and asserting various liens against the Medusa and Devils Tower facilities. On July 17, 2003, JRMI filed a Complaint and Motion to Compel Arbitration in the U.S. District Court for the Southern District of Texas against Bay. The federal court ruled that arbitration should proceed in accordance with the applicable provisions of the Spar agreement. JRMI filed its own demand for arbitration in Houston, Texas, seeking damages against Bay arising from Bay’s performance of work on the Devils Tower project. Bay filed a counterclaim in that action, which has been amended to add a claim for fraud and seek in excess of $8.7 million and punitive damages. On December 30, 2003, Bay dismissed its arbitration demand filed in Houston, Texas. The claims between JRMI and Bay arising from the construction of the Devils Tower Spar have been set for arbitration on May 2, 2005.

     In addition, JRMI filed a Complaint for Preliminary and Permanent Injunctive Relief and for Damages in the U.S. District Court for the Eastern District of Louisiana with regard to claims against Bay arising from Bay’s performance of work on the Medusa project. In that complaint, JRMI seeks in excess of $10 million as a result of Bay’s various breaches of contract. Bay filed a counterclaim in the proceedings seeking damages of approximately $24 million and enforcement of its alleged lien rights. The matter is set for trial on September 6, 2005. Discovery is ongoing.

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

     In September 2002, we were advised that the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange were conducting inquiries into the trading of MII securities occurring prior to a public announcement of August 7, 2002. We received a no-action letter from the SEC in the fourth quarter of 2004 indicating that this inquiry has been terminated.

     In a 2003 decision by an arbitrator hearing one of our claims related to a project in India completed in the 1980s, we received a favorable award for a portion of our claim that, with interest added, is approximately $50 million. This decision has been appealed to the India Supreme Court, which has heard the matter. We await a decision on this appeal. We have a remaining claim that could have an additional total value of approximately $50 million, including interest, which has not yet been decided by the arbitrator, and would also be subject to appeal. We have not recognized as income any amounts associated with the award or the remaining claim, as collection of these amounts is uncertain.

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

In our management’s opinion, based upon prior experience, none of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

     Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W’s nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the “Parks Facilities”), and B&W proceeded to decommission the facilities in accordance with its existing license from the Nuclear Regulatory Commission (the “NRC”). B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provides for the completion of facilities dismantlement and soil restoration. Substantially all work has been completed and BWXT expects to file the application for license termination. BWXT expects that the NRC will grant the request and terminate the license in the normal course. At December 31, 2004, the remaining provision for the decontamination, decommissioning and closing of these facilities was $0.3 million.

     The Department of Environmental Protection of the Commonwealth of Pennsylvania (“PADEP”) advised B&W in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought related to potential groundwater contamination resulting from previous operations at the facilities. BWXT now owns these facilities. PADEP has advised BWXT that it does not intend to assess any monetary sanctions, provided that BWXT continues its remediation program for the Parks Facilities. Whether additional nonradiation contamination remediation will be required at the Parks facility remains unclear. Results from sampling completed by PADEP have indicated that such remediation may not be necessary.

     We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.

     The NRC’s decommissioning regulations require BWXT and McDermott Technology, Inc. (“MTI”) to provide financial assurance that they will be able to pay the expected cost of decommissioning their facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance aggregating $25.5 million during the year ending December 31, 2005 with existing letters of credit for the ultimate decommissioning of all their licensed facilities, except one. This facility, which represents the largest portion of BWXT’s eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the DOE.

     An agreement between the NRC and the State of Ohio to transfer regulatory authority for MTI’s NRC licenses for by-product and source nuclear material was finalized in December 1999. In conjunction with the transfer of this regulatory authority and upon notification by the NRC, MTI issued decommissioning financial assurance instruments naming the State of Ohio as the beneficiary.

     At December 31, 2004 and 2003, we had total environmental reserves (including provisions for the facilities discussed above) of $15.3 million and $17.0 million, respectively. Of our total environmental reserves at December 31, 2004 and 2003, $6.8 million and $9.0 million, respectively, were included in current liabilities. Our estimated recoveries of these costs totaling $0.2 million are included in accounts receivable – other in our consolidated balance sheet at December 31, 2004 and 2003. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Operating Leases

     Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2004 are as follows:

Fiscal Year Ending December 31,	Amount
2005	$6,469,000
2006	$3,819,000
2007	$3,608,000
2008	$2,903,000
2009	$1,958,000
thereafter	$35,959,000

     Total rental expense for the years ended December 31, 2004, 2003 and 2002 was $49.0 million, $47.4 million and $45.0 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

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

     At December 31, 2004, we are contingently liable under standby letters of credit totaling $169.0 million, all of which were issued in the normal course of business. We have restricted cash of $77.9 million collateralizing these contingent obligations. At December 31, 2004, we had pledged approximately $41.4 million fair value of our investment portfolio of $41.9 million to secure payments under and in connection with certain reinsurance agreements.

     As of December 31, 2004, MII had outstanding performance guarantees for four JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $132 million) relate to projects which have been completed and are in the warranty periods, the latest of which would expire in January 2006. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims.

     As of December 31, 2004, MII had outstanding performance guarantees for four Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2007, were all executed in 2001 and have a cap of $75 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of December 31, 2004, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.

     At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146.5 million, which were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24.9 million, which were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of the debtor-in-possession revolving credit and letter of credit facility (the “DIP Credit Facility”) is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2004, approximately $17.3 million in letters of credit has been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit.

     MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2004, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $48.0 million, of which $43.8 million related to the business operations of B&W and its subsidiaries.

N O T E   11   -   R E L A T E D    P A R T Y    T R A N S A C T I O N S

     Prior to 2003, a company affiliated with two of our directors managed and operated an offshore producing oil and gas property for JRM. During 2003, JRM sold its interest in this property (recording a gain on asset disposal of approximately $1.4 million) and, as a result, terminated the production and operation agreement. The management and operation agreement required JRM to pay an operations management fee of approximately $11,000 per month, a marketing service fee based on production, a minimum accounting and property supervision fee of approximately $5,500 per month, and certain other costs incurred in connection with the agreement. JRM paid approximately $0.5 million and $0.9 million in fees and costs under the agreement during the years ended December 31, 2003 and 2002. JRM subsidiaries also sold natural gas at established market prices to the related party. JRM has periodically entered into agreements to design, fabricate and install offshore pipelines for the same company. In addition, JRM received approximately $2.2 million for work performed on those agreements in the years ended December 31, 2002.

     McDermott is a large business organization with worldwide operations, and it engages in numerous purchase, sale and other transactions annually. We have various types of business arrangements with corporations and other organizations in which a McDermott executive officer, director, or nominee for director may also be a director, executive or investor, or have some other direct or indirect relationship. We enter into these arrangements in the ordinary course of our business, and they typically involve McDermott receiving or providing some good or service on a nonexclusive basis and at arm’s-length negotiated rates or in accordance with regulated price schedules.

     Each of Messrs. Wilkinson, Burkart, Henzler, Kalman and Sannino has irrevocably elected to satisfy withholding obligations relating to all or a portion of any applicable federal, state or other taxes that may be due on the vesting in the year ending December 31, 2005 of certain shares of restricted stock awarded under various long-term incentive plans by returning to us the number of such vested shares having a fair market value equal to the amount of such taxes. These elections, which apply to an aggregate of 10,000, 1,000, 2,165, 5000 and 1,500 shares vesting in the year ending December 31, 2005 and held by Messrs. Wilkinson, Burkart, Henzler, Kalman and Sannino, respectively, are subject to approval of the Compensation Committee of our Board of Directors, which approval was granted. In the year ended December 31, 2004, each of Messrs. Wilkinson, Burkart, Fees, Henzler, Kalman, Nesser and Sannino made a similar election which applied to an aggregate of 96,906, 1,000, 10,571, 10,617, 5,000, 19,009 and 13,980 shares, respectively, that vested in the year ended December 31, 2004. Those elections were also approved by the Compensation Committee. We expect any transfers reflecting shares of restricted stock returned to us will be reported in the SEC filings made by those transferring holders who are obligated to report transactions in our securities under Section 16 of the Securities Exchange Act of 1934.

     See Note 3 for transactions with unconsolidated affiliates and Note 20 for transactions with B&W.

N O T E   1 2   –   R I S K S   A N D   U N C E R T A I N T I E S

     Our operating results for the years ended December 31, 2003 and 2002 were adversely affected by material losses on several large marine construction contracts, including the contracts related to: three Spar projects, Medusa, Devils Tower and Front Runner; the Carina Aries project off the coast of Argentina; and the Belanak FPSO project on Batam Island. Each of these projects had significant first-of-a-kind aspects. JRM entered into the contracts for each of these projects on a fixed-price basis.

     We recorded losses of $149.3 million during 2002 and $27.9 million during 2003 on the three Spar projects. During 2003, we also recorded estimated losses of $66.5 million on the Carina Aries project and $25.2 million on the Belanak FPSO project. We recorded approximately $46.6 million in recoveries and productivity improvements on these contracts in our income statement during the year ended December 31, 2004. However, we may continue to incur cash outflows on certain of these projects primarily due to the cost overruns recorded in 2003.

     The three Spar projects have been delivered to the respective customers. The Front Runner Spar has ongoing exposure to potential warranty claims from the customer until expiration of the warranty period in August 2005. We have accrued warranty reserves which we believe are adequate to cover all known and likely warranty claims at this time. However, our experience with respect to Spar warranties is limited, and it is possible that actual warranty claims will exceed the amounts we have provided for at December 31, 2004.

     The primary issue remaining related to Medusa is resolution of a dispute with a subcontractor, Bay Ltd. The one-year warranty period on Medusa expired on August 22, 2004. In the year ended December 31, 2004, we recorded charges totaling approximately $2.8 million related to the Medusa project.

     A substantial portion of the costs and delay impacts on Devils Tower was attributable to remedial activities undertaken with regard to the paint supplied. On March 21, 2003, we filed an action against the paint supplier and certain of its related parties for recovery of the remediation costs, delays and other damages. We received a certificate of final completion from our customer on this project in April 2004. In the year ended December 31, 2004, we recorded favorable contract adjustments on Devils Tower totaling approximately $6.1 million, primarily attributable to change orders approved during the period and an insurance recovery of costs incurred on pile-related issues. Remaining issues include a dispute with the subcontractor, Bay Ltd. The claims between JRM and Bay, Ltd. arising from the construction of Devils Tower have been set for arbitration on May 2, 2005. The one-year warranty period on Devils Tower expired on February 24, 2005.

     We completed and handed over Front Runner, receiving acceptance from the customer on August 2, 2004. In the year ended December 31, 2004, we recorded favorable contract cost adjustments on Front Runner totaling approximately $5.2 million, primarily attributable to a change order for offshore work, reductions in cost estimates for work completed during the period and reduced exposure to schedule-related liquidated damages. The one-year warranty period on Front Runner will expire on August 2, 2005.

     With regard to the Carina Aries project, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $66.5 million during the year ended December 31, 2003. We completed the pipeline work in March 2004 and topsides installation in May 2004. All remaining work necessary to obtain the customer’s acceptance is now complete. In the year ended December 31, 2004, we recorded favorable contract cost adjustments on Carina Aries totaling approximately $23.6 million, primarily attributable to reduced cost estimates for the offshore work completed during the period, insurance recoveries and reduced fees for letters of credit associated with the project. Remaining issues include ongoing exposure to potential warranty claims from the customer during the warranty period, which will begin when we obtain provisional acceptance from the customer.

     The Belanak FPSO project involved a subcontract to JRM for the fabrication of topsides for an FPSO in Indonesia. During the year ended December 31, 2003, we provided for our best estimate of the total cost to achieve project completion and recorded losses totaling $25.2 million. Increases in cost were attributable to overruns of the material and subcontractor cost estimates, as well as labor costs to complete. In the year ended December 31, 2004, we recorded favorable contract cost adjustments on Belanak totaling approximately $14.5 million, primarily attributable to reduced cost estimates as a result of productivity improvements, revenue increases, as well as reduced exposure to liquidated damages. Schedule extensions to dates related to liquidated damages have been agreed with the customer and the JRM portion of the project is complete. The Belanak FPSO sailed on October 11, 2004.

     As of December 31, 2004, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons including, but not limited to fluctuations in forecasted labor productivity, pipeline lay rates, or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.

     At December 31, 2004, JRM had approximately $37 million in accounts and notes receivable due from one of its joint ventures in Mexico and expects to generate revenues and cash flows in 2005 from the charter of two of its vessels to this venture. The note receivable is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. In addition, JRM also had approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at December 31, 2004. This joint venture is experiencing liquidity problems attributable to tax assessment issues and potential consequential damages due to cancellation of a contract with its major customer. While this joint venture is current on its obligations to JRM, it is possible that JRM could experience delays in collection of and ultimate realization of its receivables from this joint venture. Recognition of a gain of approximately $6 million on the sale of the DB17 is currently being deferred.

N O T E   1 3   -   F I N A N C I A L   I N S T R U M E N T S   W I T H    C O N C E N T R A T I O N S   O F   C R E D I T   R I S K

     Our Marine Construction Services segment’s principal customers are businesses in the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. The primary customer of our Government Operations segment is the U.S. Government (including its contractors). These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. Approximately 73% of our trade receivables are due from foreign customers. (See Note 17 for additional information about our operations in different geographic areas.) We generally do not obtain any collateral for our receivables.

     We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2004 and 2003, the allowance for possible losses we deducted from accounts receivable-trade on the accompanying balance sheet was $0.2 million and $1.3 million, respectively.

N OT E   1 4   -   I N V E S T M E N T S

     The following is a summary of our available-for-sale securities at December 31, 2004:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized Losses	Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$13,257	$3	$—	$13,260
Money market instruments	28,673	—	(49)	28,624

Total(1)	$41,930	$3	$(49)	$41,884

(1) Fair value of $41.4 million pledged to secure payments under certain reinsurance agreements.

     The following is a summary of our available-for-sale securities at December 31, 2003:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$17,616	$8	$—	$17,624
Money market instruments	25,206	—	30	25,176

Total(1)	$42,822	$8	$30	$42,800

(1) Fair value of $41.2 million pledged to secure payments under certain reinsurance agreements.

     At December 31, 2004, all our available-for-sale debt securities have contractual maturities of less than one year.

     Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

		Gross	Gross
	Proceeds	Realized Gains	Realized Losses
	(In thousands)
Year Ended December 31, 2004	$140,697	$1	$—
Year Ended December 31, 2003	$417,156	$405	$—
Year Ended December 31, 2002	$775,441	$997	$—

N O T E   1 5   -   D E R I V A T I V E   F I N A N C I A L   I N S T R U M E N T S

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

     At December 31, 2004, we had forward contracts to purchase $57.2 million in foreign currencies (primarily Euro) at varying maturities through December 2005. At December 31, 2004, we also had a foreign currency option contract outstanding to purchase 840,000 Euros at a strike price of 1.3 with an expiration date of February 28, 2005. At December 31, 2003, we had foreign currency option contracts outstanding to purchase 9.1 million Euros at a weighted-average strike price of 1.245 with varying expiration dates through November 30, 2004. We have designated substantially all of these contracts as cash flow hedging instruments. For the option contracts, the hedged risk is the risk of changes in forecasted U.S. dollar equivalent cash flows related to long-term contracts attributable to movements in the exchange rate above the strike prices. We assess effectiveness based upon total changes in cash flows of the option contracts. For forward contracts, the hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At December 31, 2004 and 2003, we had deferred approximately $2.5 million and $0.8 million of net gains on these derivative financial instruments, 68% of which we expect to recognize in income over the next 12 months primarily in accordance with the percentage-of-completion method of accounting. For the years ended December 31, 2004, 2003 and 2002, we immediately recognized net gains of approximately $0.5 million, $0.1 million and $1.5 million, respectively. Substantially all of these net gains represent changes in the fair value of forward contracts excluded from hedge effectiveness.

     We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We mitigate this risk by using major financial institutions with high credit ratings.

N O T E   1 6   -   F A I R   V A L U E S   O F   F I N A N C I A L    I N S T R U M E N T S

     We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

     Cash and cash equivalents and restricted cash and cash equivalents: The carrying amounts we have reported in the accompanying balance sheet for cash and cash equivalents approximate their fair values.

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

     Foreign currency derivative instruments: We estimate the fair values of foreign currency option contracts and forward contracts by obtaining quoted market rates. At December 31, 2004, we had net forward contracts outstanding to purchase foreign currencies, primarily Euro, with a total notional value of $57.2 million and a total fair value of $3.1 million. At December 31, 2004, we had a foreign currency option contract outstanding to purchase 840,000 Euro with a fair value of approximately $56,000. At December 31, 2003, we had foreign currency option contracts outstanding to purchase 9.1 million Euro with a total fair value of approximately $0.4 million.

     The estimated fair values of our financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$259,398	$259,398	$174,790	$174,790
Restricted cash and cash equivalents	$111,455	$111,455	$180,480	$180,480
Investments	$41,884	$41,884	$42,800	$42,800
Debt excluding capital leases	$276,979	$292,852	$313,346	$296,908

N O T E   1 7   -   S E G M E N T   R E P O R T I N G

     Our reportable segments are Marine Construction Services, Government Operations and Power Generation Systems. These segments are managed separately and are unique in technology, services and customer class.

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

     Beginning in 2005, qualified pension plan expense on MI’s pension plan will be allocated to our Government Operations segment from Unallocated Corporate. In 2004, approximately $21.8 million of pension expense related to BWXT (substantially all of our Government Operations Segment) was recorded in Unallocated Corporate. In addition, effective January 31, 2005 the B&W portion of MI’s qualified pension plan has been spun-off into a new plan sponsored by B&W. In 2004, pension expense associated with the spun-off plan was recorded in Unallocated Corporate and totaled approximately $38.6 million.

S E G M E N T   I N F O R M A T I O N   F O R   T H E   Y E A R S   E N D E D   D E C E M B E R   3 1   ,   2 0 0 4  ,   2 0 0 3   A N D   2 0 0 2 .

     1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
REVENUES: (1)
Marine Construction Services	$1,367,923	$1,803,924	$1,133,181
Government Operations	555,093	531,522	553,827
Power Generation Systems	—	—	46,881
Adjustments and Eliminations	3	(82)	(68)

	1,923,019	$2,335,364	$1,733,821

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Marine Construction Services Transfers	$(3)	$69	$68
Government Operations Transfers	—	20	—
Adjustments and Eliminations	—	(7)	—

	$(3)	$82	$68

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
OPERATING INCOME (LOSS):

Segment Operating Income (Loss):
Marine Construction Services	$51,639	$(51,093)	$(165,299)
Government Operations	76,684	58,212	34,600
Power Generation Systems	(888)	(771)	(2,825)

	$127,435	$6,348	$(133,524)

Gain (Loss) on Asset Disposal and Impairments - Net:
Marine Construction Services	$30,316	$5,745	$(320,951)
Government Operations	601	426	88
Power Generation Systems	1,612	—	—

	$32,529	$6,171	$(320,863)

Equity in Income (Loss) from Investees:
Marine Construction Services	$1,886	$(534)	$5,311
Government Operations	32,564	28,018	24,645
Power Generation Systems	1,167	898	(2,264)

	$35,617	$28,382	$27,692

SEGMENT INCOME (LOSS):
Marine Construction Services	$83,841	$(45,882)	$(480,939)
Government Operations	109,849	86,656	59,333
Power Generation Systems	1,891	127	(5,089)

	195,581	40,901	(426,695)

Write-off of investment in B&W	—	—	(224,664)
Other unallocated	—	—	(1,452)
Unallocated corporate(1)	(49,657)	(93,590)	(23,628)

	$145,924	$(52,689)	$(676,439)

(1) Corporate Departmental Expenses	$(41,892)	$(42,769)	$(45,104)
Legal/Professional Services related to Chapter 11 Proceedings	(2,686)	(1,902)	(1,612)
Other Corporate Expenses	(8,160)	204	(2,698)
Income (Expense) from Qualified Pension Plans	(60,830)	(75,749)	(11,087)
Gain on Settlements and Curtailments of Pension Plans	30,060	—	—
Insurance-related Items	2,111	2,434	9,447

Gross Corporate General & Administrative Expenses	(81,397)	(117,782)	(51,054)
General & Administrative Expenses Allocated to Segments	31,740	24,192	27,426

Total	$(49,657)	$(93,590)	$(23,628)

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
SEGMENT ASSETS:
Marine Construction Services	$846,253	$809,004	$687,276
Government Operations	322,454	287,449	308,301
Power Generation Systems	8,689	8,917	8,739

Total Segment Assets	1,177,396	1,105,370	1,004,316
Corporate Assets	209,536	143,504	254,110
Discontinued Operations	—	—	19,745

Total Assets	$1,386,932	$1,248,874	$1,278,171

CAPITAL EXPENDITURES:
Marine Construction Services (1)	$12,645	$15,520	$44,541
Government Operations	22,211	19,645	23,761
Power Generation Systems	—	—	356

Segment Capital Expenditures	34,856	35,165	68,658
Corporate Capital Expenditures	999	2,932	106
Discontinued Operations	—	—	505

Total Capital Expenditures	$35,855	$38,097	$69,269

DEPRECIATION AND AMORTIZATION:
Marine Construction Services	$24,036	$28,253	$24,793
Government Operations	12,567	13,174	11,388
Power Generation Systems	—	11	550

Segment Depreciation and Amortization	36,603	41,438	36,731
Corporate Depreciation and Amortization	3,690	3,066	3,889
Discontinued Operations	—	—	191

Total Depreciation and Amortization	$40,293	$44,504	$40,811

INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Marine Construction Services	$3,567	$3,290	$4,863
Government Operations	2,782	7,184	4,300
Power Generation Systems	2,624	2,450	2,380

Total Investment in Unconsolidated Affiliates	$8,973	$12,924	$11,543

(1)Includes new capital leases of $4,417,000at December 31, 2002.

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
REVENUES:
Marine Construction Services:
Offshore Operations	$303,497	$573,507	$268,448
Fabrication Operations	418,337	296,854	258,545
Engineering Operations	32,430	285,356	119,570
Procurement Activities	624,847	848,711	845,955
Eliminations	(11,188)	(200,504)	(359,337)

	1,367,923	1,803,924	1,133,181

Government Operations:
Nuclear Component Program	476,737	461,289	370,734
Management & Operation Contracts of U.S. Government Facilities	7,530	9,455	110,696
Other Commercial Operations	17,714	27,763	31,489
Nuclear Environmental Services	28,152	18,629	14,171
Contract Research	10,165	10,708	16,298
Other Government Operations	21,298	9,359	12,297
Other Industrial Operations	179	188	667
Eliminations	(6,682)	(5,869)	(2,525)

	555,093	531,522	553,827

Power Generation Systems:
Original Equipment Manufacturers’
Operations	—	—	30,791
Plant Enhancements	—	—	15,868
Other	—	—	222

	—	—	46,881

Eliminations	3	(82)	(68)

	$1,923,019	$2,335,364	$1,733,821

3. Information about our Operations in Different Geographic Areas:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
REVENUES: (1)
United States	$1,046,885	$1,195,182	$1,043,210
Azerbaijan	431,708	262,055	121,603
Qatar	189,301	186,577	57,110
Indonesia	56,798	249,054	87,018
Argentina	48,846	87,924	23,198
Mexico	46,921	15,052	54,999
India	45,743	80,597	11,215
Thailand	24,460	27,446	22,572
Saudi Arabia	18,601	87,242	981
Nigeria	5,090	24,452	51,408
Vietnam	4,692	85,901	33,161
Malaysia	375	8,594	19,825
Trinidad	—	9,489	65,304
Australia	—	4,091	86,594
Canada	—	1,167	6,512
Denmark	—	—	26,599
Other Countries	3,599	10,541	22,512

	$1,923,019	$2,335,364	$1,733,821

(1) We allocate geographic revenues based on the location of the customer.

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
PROPERTY, PLANT AND EQUIPMENT, NET: (1)
United States	$157,265	$225,729	$226,824
Mexico	45,008	27,108	14,497
India	37,242	—	5,084
United Arab Emirates	36,639	30,485	32,298
Indonesia	21,636	62,760	61,281
Singapore	136	7,739	8,147
Other Countries	9,163	9,941	5,265

	$307,089	$363,762	$353,396

(1) Our marine vessels are included in the country in which they are currently operating.

4. Information about our Major Customers:

     In the years ended December 31, 2004, 2003 and 2002, the U.S. Government accounted for approximately 27%, 21% and 29%, respectively, of our total revenues. We have included these revenues in our Government Operations segment. In the year ended December 31, 2004, revenues from two distinct customers of our Marine Construction Services segment were $424.5 million and $274.9 million and represented 22% and 14%, respectively, of our total revenues. In the year ended December 31, 2003, revenues from two distinct customers of our Marine Construction Services segment were $303.2 million and $261.4 million and represented approximately 13% and 11%, respectively, of our total revenues

N O T E   18   —   Q U A R T E R L Y   F I N A N C I A L   D A T A   (U N A U D I T E D)

     The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2004 and 2003:

	Year Ended December 31, 2004
	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004
	(In thousands, except per share amounts)
Revenues	$499,334	$499,817	$450,187	$473,681
Operating income (loss) (1)	$(2,083)	$35,684	$39,775	$72,548
Equity in income from investees	$7,743	$8,197	$8,113	$11,564
Net income (loss)	$(10,867)	$11,785	$18,255	$42,466

Earnings (loss) per common share:
Basic:
Net income (loss)	$(0.17)	$0.18	$0.28	$0.64
Diluted:
Net income (loss)	$(0.17)	$0.17	$0.27	$0.61

(1)Includes equity in income from investees.

     Results for the quarter ended December 31, 2004 include a before and after tax gain on the settlement of our U.K. pension plan of $27.7million.

	Year Ended December 31, 2003
	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2003(2)	2003	2003	2003
	(In thousands, except per share amounts)
Revenues	$512,737	$595,475	$645,334	$581,818
Operating income (loss) (1)	$13,935	$(13,918)	$8,386	$(61,092)
Equity in income from investees	$7,888	$5,237	$6,457	$8,800
Income (loss) from continuing operations before cumulative effect of accounting change	$29,625	$(60,547)	$10,135	$(81,371)
Net income (loss)	$35,546	$(59,852)	$11,784	$(82,707)

Earnings (loss) per common share:
Basic:
From continuing operations before cumulative effect of accounting change	$0.47	$(0.95)	$0.16	$(1.26)
Net income (loss)	$0.56	$(0.94)	$0.18	$(1.28)
Diluted:
From continuing operations before cumulative effect of accounting change	$0.46	$(0.95)	$0.15	$(1.26)
Net income (loss)	$0.55	$(0.94)	$0.18	$(1.28)

(1) Includes equity in income from investees.

(2) Restated due to discontinued operations. See Note 17.

     Results for the quarter ended December 31, 2003 included approximately $64.7 million of losses recorded on JRM’s Carina Aries, Front Runner and Belanak projects.

     Quarterly results for the year ended December 31, 2004 and 2003 include income or expense for the revaluation of certain components of the estimated settlement cost related to the Chapter 11 proceedings involving B&W as follows:

	Income (expense),
	net of tax	Related taxes
Quarter ended	(in millions)
March 31, 2004	$2.4	$(0.3)
June 30, 2004	$(4.4)	$(0.4)
September 30, 2004	$(0.3)	$0.8
December 31, 2004	$(9.6)	$(0.8)

March 31, 2003	$23.6	$0.5
June 30, 2003	$(40.0)	$0.6
September 30, 2003	$8.2	$1.5
December 31, 2003	$(9.8)	$0.9

N O T E   19  –  E A R N I N G S   (L O S S)   P E R   S H A R E

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except shares and per share amounts)
Basic:

Income (loss) from continuing operations before cumulative effect of accounting change	$61,639	$(102,158)	$(787,966)
Income from discontinued operations	—	3,219	11,572
Cumulative effect of accounting change	—	3,710	—

Net income (loss) for basic computation	$61,639	$(95,229)	$(776,394)

Weighted average common shares	65,688,361	64,108,274	61,860,585

Basic earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.94	$(1.59)	$(12.74)
Income from discontinued operations	$—	$0.05	$0.19
Cumulative effect of accounting change	$—	$0.05	$—
Net income (loss)	$0.94	$(1.49)	$(12.55)

Diluted:

Income (loss) from continuing operations before cumulative effect of accounting change	$61,639	$(102,158)	$(787,966)
Income from discontinued operations	—	3,219	11,572
Cumulative effect of accounting change	—	3,710	—

Net income (loss) for diluted computation	$61,639	$(95,229)	$(776,394)

Weighted average common shares (basic)	65,688,361	64,108,274	61,860,585
Effect of dilutive securities:
Stock options and restricted stock	2,579,770	—	—

Adjusted weighted average common shares and assumed conversions	68,268,131	64,108,274	61,860,585

Diluted earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.90	$(1.59)	$(12.74)
Income from discontinued operations	$—	$0.05	$0.19
Cumulative effect of accounting change	$—	$0.05	$—
Net income (loss)	$0.90	$(1.49)	$(12.55)

     At December 31, 2003 and 2002, we excluded from the diluted share calculation incremental shares of 2,033,805 and 1,940,511, respectively, related to stock options and restricted stock, as their effect would have been antidilutive.

     See Note 20 for information regarding shares that may be issued as part of the B&W settlement.

N O T E   2 0  –  T H E    B A B C O C K   &   W I L C O X   C O M P A N Y

General

     As a result of asbestos-containing boilers and other products B&W and certain of its subsidiaries sold, installed or serviced in prior decades, B&W is subject to a substantial volume of nonemployee liability claims asserting asbestos-related injuries. All of the personal injury claims are similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff as a result of the exposure to asbestos fibers (e.g., mesothelioma, lung cancer and other types of cancer, asbestosis or pleural changes).

     On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting B&W derivative asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including BWXT, MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through April 11, 2005. We intend to seek extensions of the preliminary injunction periodically through the pendency of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues, although modifications to the nature and scope of the injunction may occur.

Settlement Negotiations and Joint Plan of Reorganization Confirmation Proceedings

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

     The proposed settlement has been reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, and as amended through September 30, 2004, together with a third amended joint disclosure statement filed on June 25, 2003. According to documents filed with the Bankruptcy Court, the asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization sufficient to meet legal requirements.

     The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. On November 9, 2004, the Bankruptcy Court entered its Amended Findings of Fact and Conclusions of Law Regarding Core Matters and Proposed Finding of Fact, Conclusions of Law and Recommendations to the District Court With Respect to Non-Core Matters (the “Amended Findings and Conclusions”). In its Amended Findings and Conclusions, the Bankruptcy Court recommended to the District Court that the Plan be confirmed. Also on November 9, 2004, the Bankruptcy Court entered an order making findings of fact and conclusions of law on core matters and making recommendations to the District Court on non-core matters (“Nov. 9th Order”). Various parties have filed appeals and/or objections to the Amended Findings and Conclusions and the Nov. 9th Order. The Plan Proponents have filed a cross-appeal with respect to an insurance issue that relates to ANI’s policies. Briefing and other filings regarding the parties’ appeals and objections will continue through May 31, 2005, and a status conference before the District Court is scheduled for June 16, 2005. The timing and nature of any further steps the District Court may take are uncertain.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to the proposed settlement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors. We would become bound to the settlement only when the joint plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision on whether to approve the proposed settlement will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of any potential federal legislation concerning asbestos liabilities, including “The Fairness in Asbestos Injury Resolution (FAIR) Act of 2005” (H.R. 1360) introduced as a bill in March 2005 in the U.S. House of Representatives, and the draft federal legislation (based on Senate Bills 1125 and 2290 — the Fair Acts of 2003 and 2004) placed in the Congressional Record by the Senate Judiciary Committee Chairman, Arlen Specter, as a discussion draft on February  7, 2005 (the “draft FAIR Act”). Both H.R. 1360 and the draft FAIR Act would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims.

     Under the terms of the draft FAIR Act, and H.R. 1360 companies that have made expenditures in connection with asbestos personal injury claims, as well as insurance companies, would contribute amounts to a national trust on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment under the draft FAIR Act based on a specified allocation methodology the draft FAIR Act specifies. The draft FAIR Act also contemplates, among other things, that the national fund would terminate if, after the administrator of the fund begins to process claims, the administrator determines that, if any additional claims are resolved, the fund would not have sufficient resources when needed to pay 100% of all resolved claims, the fund’s debt repayment and other obligations. In that event, the fund would pay all then resolved claims in full, and the legislation would generally become inapplicable to all unresolved claims and all future claims. As a result, absent further federal legislation, with regard to the unresolved claims and future claims, the claimants and defendants would return to the tort system. There are many other provisions in the draft FAIR Act and H.R. 1360 that would impact B&W and the other Debtors, the Chapter 11 proceedings and our company.

     It is not possible to determine whether the draft FAIR Act will be introduced as a bill in the United States Senate or whether it or H.R. 1360 will be presented for a vote or adopted by the full Senate or the House of Representatives, or signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W and the other Debtors or the Chapter 11 proceedings. We anticipate that, during the legislative process, the terms of the draft FAIR Act and H.R. 1360 will change and that any such changes may be material to the impact of such on B&W and the other Debtors. In light of continuing opposition to the legislation, as well as other factors, we cannot currently predict whether the draft FAIR Act or H.R. 1360 will be enacted or, if enacted, how either would impact the B&W Chapter 11 proceedings, the Debtors or our company.

     As previously noted, as of December 31, 2002, we established an estimate for the cost of the proposed settlement of $110 million, including tax expense of $23.6 million, reflecting the present value of our contemplated contributions to the trusts as outlined above. As of December 31, 2004, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the year ended December 31, 2004 we recorded an aggregate increase in the provision of $11.9 million, including associated tax expense of $0.7 million. The provision for the estimated cost of the proposed settlement is comprised of the following:

	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Promissory notes to be issued	$93,287	$86,733
MII common shares to be issued	87,210	56,763
Share price guaranty obligation	2,501	26,921
Other	3,435	3,435
Estimated impact of tax separation and sharing agreement	(34,276)	(34,690)
Forgiveness of certain intercompany balances	(40,054)	(38,246)

Total	$112,103	$100,916
Plus: tax expense	27,757	27,032

Net provision for estimated cost of settlement	$139,860	$127,948

     The fair value of the promissory notes to be issued was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. The MII common shares to be issued were valued at our closing stock price on December 31, 2004 and 2003 of $18.36 and $11.95, respectively. The fair value of the share price guaranty obligation as of each of those dates was based on a present value calculation using our closing stock price on that date, assuming the number of shares to be issued is approximately 0.2 million and 2.8 million at December 31, 2004 and 2003, respectively. The estimated impact of the tax separation and sharing agreement was based on a present value of projected future tax reimbursements to be received pursuant to such arrangement between MI and B&W. If the proposed settlement is finalized, the final value of the overall settlement may differ significantly from the estimates currently recorded depending on a variety of factors, including changes in market conditions and the market value of our common shares when issued. Accordingly, we will revalue the estimate of the proposed settlement on a quarterly basis and at the time the securities are issued.

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

Remaining Issues to Be Resolved

     Even assuming all requisite approvals of the proposed plan of reorganization and the proposed settlement are obtained, there are a number of issues and matters to be resolved prior to finalization of the B&W Chapter 11 proceedings. Remaining issues and matters to be resolved include, among other things, the following:

•	the ultimate asbestos liability of the Debtors;

•	the outcome of ongoing negotiations with several of our insurers as to amounts of coverage and their participation in the funding of the settlement trusts;

•	the Bankruptcy and District Courts’ decisions relating to various substantive and procedural aspects of the Chapter 11 proceedings;

•	appeals and/or objections by some of our insurers and others of the November 9, 2004 Bankruptcy Court Amended Findings and Conclusions and the November 9, 2004 Order and potential appeals as to the confirmation of the plan of reorganization;

•	conversion of B&W’s debtor-in-possession financing to exit financing; and

•	insurance-related issues.

Insurance Coverage and Claims

     Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At December 31, 2004, receivables of $17.4 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. Currently, certain insurers are refusing to reimburse the Debtors for these receivables until the Debtors’ assumption, in bankruptcy, of their pre-bankruptcy filing contractual reimbursement arrangements with such insurers.

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

     During the course of the bankruptcy proceeding and continuing to the present, we and the ACC and FCR have been in settlement negotiations with insurers of B&W and MII that have issued the insurance policies whose rights will be assigned to the asbestos personal injury trust under the B&W plan of reorganization. The settlement negotiations generally seek to liquidate insurance policy rights into cash payments that would be paid to or for the benefit of the trust if and when the plan of reorganization becomes effective. To date, we and the ACC and FCR have:

•	entered into conditional settlements with Travelers, CNA insurers, Affiliated FM, AIG, Associated International, First State, Northwestern National, the TIG/Riverstone Insurers, Arkwright, Mt. McKinley and Royal, which collectively provide for the payment of over $316.5 million in insurance proceeds to the asbestos personal injury trust if and when the plan effective date occurs, in exchange for a release of certain coverage liabilities of these insurers;

•	recently entered into a conditional settlement agreement with Underwriters at Lloyd’s /Equitas, under which Lloyd’s/Equitas has paid the amount of $415 million into an escrow account, which amount would be transferred to the asbestos personal injury trust if and when the plan becomes effective, in exchange for a release of coverage liability of certain Lloyd’s policies; and

•	entered into unconditional settlement agreements with two insolvent insurance company groups, the Prudential Assurance Company and the KWELM Companies, which are in the course of English insolvency proceedings. Under these settlements, in exchange for a release of certain policies, the liquidators agreed to pay a total sum in excess of $18.4 million, which amounts will be retained regardless of whether the B&W plan of reorganization becomes effective.

Under the terms of these agreements, the settling insurers would withdraw any objections to the plan of reorganization and, if and when the plan becomes effective, these insurers would receive the benefit of the plan’s Section 524(g) injunction with respect to B&W asbestos claims. Certain of the settlement payments represent discounts of up to approximately 30% from the remaining products liability limits available under the policies, however, the conditional settlements will become effective only upon the effective date of the plan and in the event the plan does not become effective, the conditional settlements will become null and void and the remaining products liability limits will be available to satisfy claims as provided under the policies. The conditional and unconditional settlements have been approved, or are in the process of being approved, by the Bankruptcy Court. We, the ACC and FCR are also engaged in settlement negotiations with other insurers of B&W, which, if agreements are reached, would be subject to the approval of the Bankruptcy Court. See Note 10 for information on legal proceedings involving Travelers and certain underwriters at Lloyd’s and Turegum Insurance Company and Lloyd’s, London and certain London Market companies.

Debtor-In-Possession Financing

     In connection with the bankruptcy filing, the Debtors entered into a $300 million debtor-in-possession revolving credit facility (the “DIP Credit Facility”), which now provides for credit extensions of up to $250 million and expires in February 2007. All amounts owed under the facility have a super-priority administrative expense status in the bankruptcy proceedings. The Debtors’ obligations under the facility are (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100 million in the aggregate. There were no borrowings under this facility at December 31, 2004 or 2003. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries.

     A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the “Pre-existing LCs”). MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2004, approximately $196.5 million in letters of credit had been issued under the DIP Credit Facility of which approximately $17.3 million was to replace or backstop Pre-existing LCs.

     In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. At December 31, 2004, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $38.0 million, of which approximately $0.4 million relates to bonds issued after February 21, 2000.

     As to the guarantee and indemnity obligations related to B&W’s letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

Financial Results and Reorganization Items

     Summarized financial data for B&W is as follows:

INCOME STATEMENT INFORMATION

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Revenues	$1,368,918	$1,408,128	$1,497,401
Operating Income (Loss)	$115,580	$1,755	$(204,798)
Depreciation and Amortization	$19,838	$17,015	$12,528
Income (Loss) Before Provision for Income Taxes(1)	$100,956	$(7,604)	$(232,435)
Net Income (Loss)	$99,117	$1,274	$(213,723)

(1)	Includes a provision for an increase in B&W’s asbestos liability totaling $74.0 million and $287.0 million in the years ended December 31, 2003 and 2002, respectively.

BALANCE SHEET INFORMATION

	December 31,
	2004	2003
	(In thousands)
Assets:
Current Assets	$734,198	$701,380
Noncurrent Assets	1,668,090	1,596,073

Total Assets	$2,402,288	$2,297,453

Liabilities:
Current Liabilities	513,308	$504,033
Noncurrent Liabilities(1)	1,792,506	1,813,736

Stockholder’s Equity (Deficit)	96,474	(20,316)

Total Liabilities and Stockholder’s Equity (Deficit)	$2,402,288	$2,297,453

(1)	Includes liabilities subject to compromise of approximately $1.8 billion, which primarily result from asbestos-related issues.

     B&W’s ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W summarized financial information set forth above has been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, we can provide no assurance that the carrying amounts of B&W’s assets will be realized or that B&W’s liabilities will be liquidated or settled for the amounts recorded. The independent registered public accounting firm’s report on the separate consolidated financial statements of B&W includes an explanatory paragraph indicating that these issues raise substantial doubt about B&W’s ability to continue as a going concern.

     Effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a plan sponsored by B&W. Approximately 46% of the employees in the MI pension plan at January 30, 2005 transferred to the new B&W sponsored plan.

N O T E   2 1 – R E S T R I C T E D  C A S H  A N D  L I Q U I D I T Y

     As we disclosed in our annual report on Form 10-K for the year ended December 31, 2003, as of December 31, 2003, there was substantial doubt about JRM’s ability to continue as a going concern. Since December 31, 2003, we have implemented certain portions of our plan to address JRM’s liquidity issues. Since December 31, 2003, the following items have improved JRM’s liquidity:

•	JRM completed the sales of its DB60 and Oceanic 93 vessels resulting in cash proceeds of approximately $44 million and $18.7 million, respectively. The $18.7 million amount is now unrestricted while the $44 million amount continues to be restricted for capital expenditures through July 2005. In addition, JRM sold its inactive Ardersier, Scotland fabrication facility for approximately $14.5 million.

•	JRM has completed the Spar projects to the extent that a $22 million temporary interest reserve has been released to unrestricted cash;

•	the Belanak FPSO and Carina Aries projects are both substantially complete and, as a result, our risk of these projects negatively impacting our liquidity has been significantly reduced;

•	JRM completed a new $25 million letter of credit facility that allowed for the release of approximately $25.3 million of cash previously restricted as collateral for letters of credit;

•	JRM has entered into an uncommitted credit facility with MII under which JRM can request up to $25 million in loans from MII, subject to certain negotiated terms and conditions. Through the date of this report, this facility has not been utilized; and

•	JRM has implemented cost reductions and downsizing at certain of its facilities.

As a result of the successful completion of these items, we believe that JRM will fulfill its liquidity requirements throughout our 2005 forecast period and there is no longer substantial doubt concerning JRM’s ability to continue as a going concern through our 2005 forecast period. Although JRM has improved its liquidity, various factors could have a negative impact on JRM’s cash flows in the future, including the risk that JRM may be unable to increase backlog and reduce future costs and credit risks at one of JRM’s Mexican joint ventures.

     At December 31, 2004, we had total cash and cash equivalents of $437.3 million. However, our ability to use $178.0 million, $66.5 million of which is classified as noncurrent, of these funds is restricted due to the following: $77.9 million serves as collateral for letters of credit; $4.8 million serves as collateral for foreign exchange trading and other financial obligations; $40.5 million is required to meet reinsurance reserve requirements of our captive insurance companies; $51.3 million of proceeds from an asset sale by JRM is held in a separate account (classified as noncurrent) in order to ensure that JRM’s use of those proceeds will comply with the applicable requirements of the indenture relating to the JRM Secured Notes; and $3.5 million is held in restricted foreign accounts.

     As a result of the B&W bankruptcy filing in February 2000, our access to the cash flows of B&W and its subsidiaries has been restricted. Further, MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments. Given these issues, we have assessed our ability to continue as a viable business and have concluded that we can fund our operating activities and capital requirements. The following items are noted:

•	B&W Chapter 11 Filing. Our ability to obtain a successful and timely resolution to the B&W Chapter 11 proceedings has impacted our access to, and sources of, capital. We believe the completion of the overall settlement outlined in Note 20 will alleviate the impact of this uncertainty.

•	JRM’s Letters of Credit. At December 31, 2004, JRM had $69.0 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $24.1 million in letters of credit outstanding under a $25 million letter of credit facility entered on August 25, 2004. This facility provided for an immediate credit advance of $25 million, which was placed in a cash collateral account to secure the letters of credit issued under the facility. The obligation to repay the $25 million advance under the facility is secured with liens placed on certain JRM assets, including its domestic accounts receivable and the DB26 vessel. The term of the facility is 36 months with an optional redemption by JRM after 18 months, with no financial covenants. The non-financial covenants and certain other terms and conditions of the $25 million letter of credit facility are similar to those set forth in the indenture relating to the JRM Secured Notes.

I t e m 9.	C H A N G E S I N A N D D I S A G R E E M E N T S W I T H A U D I T O R S O N A C C O U N T I N G A N D F I N A N C I A L D I S C L O S U R E

     For the years ended December 31, 2004, 2003 and 2002, we had no disagreements with PricewaterhouseCoopers LLP on any accounting or financial disclosure issues.

I t e m  9 A.  C O N T R O L S   A N D   P R O C E D U R E S

Disclosure Controls and Procedures

      As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2004, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission due to the material weaknesses as of December 31, 2004 relating to account reconciliations and access controls to application programs and data described below. However, our management has concluded that, based on additional procedures performed by us, our financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of our operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      As described in footnote 1 to our consolidated financial statements included in this report, we use the percentage-of-completion method to account for long-term contracts, including “first-of-a-kind” contracts. Under the percentage of completion method, revenues are recorded during the construction period based on the level of progress to completion.

      The use of the percentage-of-completion method depends on the ability to make reasonably dependable estimates. The ability to make reasonably dependable estimates relates to estimates of the extent of progress toward completion, contract revenues and contract costs. If you are unable to make reasonably dependable estimates, you must use the completed contract method, under which you record revenues and expenses at the time the project is substantially complete.

      As described herein, and as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003, we had identified certain matters involving internal controls and operations of our Marine Construction Services segment which, among other things, impacted our ability to forecast accurately total costs to complete fixed-price contracts, primarily first-of-a-kind projects, until we had performed all major phases of the work. Our independent auditors informed management and the audit committee that these matters represented a material weakness in our ability to accurately estimate costs to complete first-of-a-kind projects.

      Even though we believe that these matters impacted our ability to forecast accurately total costs to complete these projects and our auditors considered them to be material weaknesses, we did not conclude that they prevented us from making reasonably dependable estimates of the costs to complete the projects. (Also see the report of our independent registered public accounting firm included in Item 8).

      We based this conclusion on the following factors:

•	the additional procedures and analyses we implemented as the performance issues arose under the fixed-price contracts that had generated significant losses in 2001, 2002 and 2003;

•	we had implemented policies and procedures that would significantly reduce the likelihood that JRM would enter into additional large, fixed-price contracts with significant first-of-a-kind aspects;

•	of the five large, fixed-price contracts that had generated significant losses in recent periods, two had been completed as of December 31, 2003 and most of the high-risk components under the remaining contracts had been completed as of that date; and

•	of the three contracts that had not yet been completed as of December 31, 2003, one had only a few months of remaining activity to complete, and we engaged an outside consultant to prepare independent estimates of the costs to complete two projects as of December 31, 2003.

Based on the above, we also determined that our disclosure controls and procedures were effective at December 31, 2003.

Management’s Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and for our assessment of the effectiveness of internal control over financial reporting.

      Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over account reconciliations and access to application programs and data. Specifically, account reconciliations in the Marine Construction Services segment in the Eastern Hemisphere related to cash and cash equivalents, accounts payable and other accounts were not being properly completed. This control deficiency did not result in a significant adjustment to the 2004 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement in a number of the Company’s financial statement accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.

      Further, as of December 31, 2004, the Company identified control deficiencies at its business units with respect to access to financial application programs and data. Such deficiencies include a lack of compliance with the Company’s internal access security policies and segregation of duties requirements and a lack of independent monitoring of the activities of technical information technology staff and some users with financial accounting and reporting responsibilities that also have unrestricted access to financial application programs and data. These control deficiencies did not result in an adjustment to the 2004 interim or annual consolidated financial statements. However, these control deficiencies could result in a misstatement in a number of the Company’s financial statement accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these access control deficiencies represent a material weakness.

      Based on our assessment under the criteria described above, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting is not effective because of the effect of the material weaknesses in internal control over financial reporting discussed above.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Remediation Plans

      Management plans to address the account reconciliations weakness in the Eastern Hemisphere of our Marine Construction Services Segment in 2005 by employing additional qualified accounting staff and improving reconciliation completion and review procedures.

      Our information technology systems and structure is highly decentralized which has resulted in many diverse information technology applications throughout the Company which contributes to the weakness with respect to access to application programs and data as discussed above. During 2005 we plan to address this weakness by implementing enhanced monitoring processes and other appropriate security procedures.

P A R T    I I I

I t e m   1 0.   D I R E C T O R S   A N D   E X E C U T I V E   O F F I C E R S   O F   T H E   R E G I S T R A N T

     The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors” and “Executive Officers” in the Proxy Statement for our 2005 Annual Meeting of Stockholders.

I t e m   1 1.   E X E C U T I V E   C O M P E N S A T I O N

     The information required by this item is incorporated by reference to the material appearing under the heading “Compensation of Executive Officers” in the Proxy Statement for our 2005 Annual Meeting of Stockholders.

I t e m 1 2.	S E C U R I T Y O W N E R S H I P O F C E R T A I N B E N E F I C I A L O W N E R S A N D M A N A G E M E N T A N D R E L A T E D S T O C K H O L D E R M A T T E R S

     The information required by this item is incorporated by reference to (1) the final table appearing in Item 5 – “Market for the Registrant’s Common Equity and Related Stockholder Matters” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2005 Annual Meeting of Stockholders.

I t e m  1 3.   C E R T A I N   R E L A T I O N S H I P S   A N D   R E L A T E D   T R A N S A C T I O N S

     The information in Note 11 to our consolidated financial statements included in this report is incorporated by reference.

I t e m  1 4.   P R I N C I P A L   A C C O U N T A N T   F E E S   A N D   S E R V I C E S

     The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Retention of Independent Registered Public Accounting Firm for Fiscal Year 2005” in the Proxy Statement for our 2005 Annual Meeting of Stockholders.

P A R T    I V

I t e m  1 5.   E X H I B I T S   A N D   F I N A N C I A L   S T A T E M E N T   S C H E D U L E S

          The following documents are filed as part of this Annual Report or incorporated by reference:

                 a.   1. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002

                    2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All required financial statement schedules will be filed by amendment to this Form 10-K on Form 10-K/A.

                    3. EXHIBITS

Exhibit Number	Description
3.1	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-Laws, (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-08430)).

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Rights Agreement dated as of October 17, 2001 between McDermott International, Inc. and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 17, 2001 (File No. 1-08430)).

4.2	Indenture dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors party thereto and The Bank of New York, as trustee (the “JRM Indenture”) (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

4.3	Form of Mortgage related to the JRM Indenture (Incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

4.4	Pledge Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., its subsidiaries party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.7 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

4.5	Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Credit Lyonnais New York Branch, as administrative agent, and Credit Lyonnais Securities, as lead arranger and sole bookrunner (incorporated by reference to Exhibit 4.8 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission on request.

Exhibit Number	Description
10.1*	McDermott International, Inc.’s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.2*	Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1990 (File No. 1-08430)).

10.3*	McDermott International, Inc.’s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.4*	McDermott International, Inc.’s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1988 (File No. 1-08430)).

10.5*	McDermott International, Inc.’s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.6*	McDermott International, Inc.’s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.7*	McDermott International, Inc.’s 1992 Directors Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.8*	McDermott International, Inc.’s Restated 1996 Officer Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.9*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.10*	McDermott International, Inc.’s 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 1, 2002, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.11*	McDermott International, Inc. Supplemental Executive Retirement Plan, (Amended and Restated Effective December 1, 1999) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated December 31, 2004 (File No. 1-08430))

10.12*	McDermott International, Inc. Supplemental Executive Retirement Plan, Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to

Exhibit Number	Description
McDermott International, Inc.’s Current Report on Form 8-K dated December 31, 2004 (File No. 1-08430)).

10.13	Purchase Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors named therein and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.11 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

10.14	Registration Rights Agreement dated December 9, 2003 among J. Ray McDermott, S.A., the guarantors named therein and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.12 of McDermott International, Inc.’s Annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2003 (File No. 1-08430)).

10.15*	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott international, Inc. and Bruce W. Wilkinson. (incorporated by reference to Exhibit 10.1 to McDermott international, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File no. 1-08430)).

10.16*	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Francis S. Kalman. (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.17*	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and John T. Nesser. (incorporated by reference to Exhibit 10.3 to McDermott international, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.18*	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Robert A. Deason. (incorporated by reference to Exhibit 10.4 to McDermott international, Inc.’s Quarterly Report on form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.19*	Change In Control Agreement dated June 30, 2004 between McDermott International, Inc. and John A. Fees. (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.20*	Change In Control Agreement dated March 14, 2005 between McDermott International, Inc. and Bruce W. Wilkinson.

10.21*	Change In Control Agreement dated March 14, 2005 between McDermott International, Inc. and Robert A. Deason.

10.22*	Change In Control Agreement dated March 14, 2005 between McDermott International, Inc. and Francis S. Kalman.

10.23*	Change In Control Agreement dated March 14, 2005 between McDermott International, Inc. and John T. Nesser, III.

10.24*	Change In Control Agreement dated March 14, 2005 between McDermott International, Inc. and Louis J. Sannino.

10.25*	McDermott International Inc. Executive Compensation Incentive Plan 2005 Performance Goals (incorporated by reference to McDermott International, Inc.’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-08430)).

Exhibit Number	Description
12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.
/s/ Bruce W. Wilkinson

March 25, 2005	By:	Bruce W. Wilkinson
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title
/s/ Bruce W. Wilkinson Bruce W. Wilkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Francis S. Kalman Francis S. Kalman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Roger A. Brown Roger A. Brown	Director

/s/ Ronald C. Cambre Ronald C. Cambre	Director

/s/ Bruce DeMars Bruce DeMars	Director

/s/ Joe B. Foster Joe B. Foster	Director

/s/ Robert L. Howard Robert L. Howard	Director

/s/ Oliver D. Kingsley, Jr. Oliver D. Kingsley, Jr.	Director

/s/ D. Bradley McWilliams D. Bradley McWilliams	Director

/s/ Thomas C. Schievelbein Thomas C. Schievelbein	Director

/s/ Richard E. Woolbert Richard E. Woolbert	Director

March 25, 2005

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Description	Pages
3.1	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-08430)).

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Rights Agreement dated as of October 17, 2001 between McDermott International, Inc. and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 17, 2001 (File No. 1-08430)).

4.2	Indenture dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors party thereto and The Bank of New York, as trustee (the “JRM Indenture”) (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (file No. 1-08430)).

4.3	Form of Mortgage related to the JRM Indenture”) (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (file No. 1-08430)).

4.4	Pledge Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., its subsidiaries party thereto and The Bank of New York, as collateral agent”) (incorporated by reference to Exhibit 4.7 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (file No. 1-08430)).

4.5	Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Credit Lyonnais New York Branch, as administrative agent, and Credit Lyonnais Securities, as lead arranger and sole bookrunner”) (incorporated by reference to Exhibit 4.8 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (file No. 1-08430)).

10.1	McDermott International, Inc.’s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.2	Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1990 (File No. 1-08430)).

10.3	McDermott International, Inc.’s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

Sequentially
Exhibit		Numbered
Number	Description	Pages
10.4	McDermott International, Inc.’s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1988 (File No. 1-08430)).

10.5	McDermott International, Inc.’s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.6	McDermott International, Inc.’s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.7	McDermott International, Inc.’s 1992 Directors Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.8	McDermott International, Inc.’s Restated 1996 Officer Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.9	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.10	McDermott International, Inc.’s 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 1, 2002, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.11	McDermott International, Inc. Supplemental Executive Retirement Plan, Amended and Restated Effective December 1, 1999 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated December 31, 2004 (File No. 1-08430)).

10.12	McDermott international, Inc. Supplemental Executive Retirement Plan, Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated December 31, 2004 (File No. 1-08430)).

10.13	Purchase Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors named therein and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.11 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended for the year ended December 31, 2004 (File No. 1-08430)).

10.14	Registration Rights Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors named therein and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.12 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (File No. 1-08430)).

10.15	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Bruce W. Wilkinson. (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.16	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Francis S. Kalman. (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

Sequentially
Exhibit		Numbered
Number	Description	Pages
10.17	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and John T. Nesser. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.18	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Robert A. Deason. (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.19	Change In Control Agreement Dated June 30, 2004 between McDermott International, Inc. and John A. Fees. (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.20	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Bruce W. Wilkinson.

10.21	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Robert A. Deason.

10.22	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Francis S. Kalman.

10.23	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and John T. Nesser, III.

10.24	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Louis J. Sannino.

10.25	McDermott International Inc. Executive Compensation Incentive Plan 2005 Performance Goals (incorporated by reference to McDermott International, Inc.’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-08430)).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.