Form 10-K/A
period 2004-12-31
MCDERMOTT INTERNATIONAL INC
filed 2005-04-06
CIK 708819

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

McDERMOTT INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

		Page
Report of Independent Registered Public Accounting Firm		4

Financial Statement Schedule Covered by Reports of Independent Registered Public Accounting Firm:

I	Condensed Financial Information of Registrant	5

II	Valuation and Qualifying Accounts	12

V	Supplementary Information Concerning Property-Casualty Insurance Operations	13

All schedules other than the above have been omitted because they are not required or the information is included in the Consolidated Financial Statements or Notes thereto.

Signature of Registrant		14
Consent of Independent Registered Public Accounting Firm
Supplementary Financial Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
McDermott International, Inc.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report (which includes an emphasis of matter paragraph referring to Notes 1, 20 and 21 of the consolidated financial statements which discusses The Babcock & Wilcox Company’s voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code as well as the preliminary settlement agreement and proposed consensual plan of reorganization filed with the U.S. Bankruptcy Court to resolve the Chapter 11 filing and other matters) dated March 25, 2005 appearing in the Annual Report on Form 10-K of McDermott International, Inc. for the year ended December 31, 2004 also included an audit of the financial statement schedules listed in the accompanying index of this Form 10K/A (Amendment No. 1). In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 25, 2005

Schedule I

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

ASSETS

	December 31,
	2004	2003
	(In thousands)
Current Assets:
Cash and cash equivalents	$5,107	$687
Accounts receivable – trade, net	52	46
Accounts receivable – other	39,008	84
Accounts receivable from subsidiaries	40,357	7,166
Accounts receivable from The Babcock & Wilcox Company	1,038	1,594
Other currents assets	682	3,417

Total Current Assets	86,244	12,994

Investments in Subsidiaries and Other Investees, at Equity	327,212	321,489

Notes Receivable from Subsidiaries	50	50

Property, Plant and Equipment, at Cost:
Buildings	5	5
Machinery and equipment	61	61

	66	66
Less accumulated depreciation	62	62

Net Property, Plant and Equipment	4	4

Investments in Debt Securities	29,952	29,948

Accounts Receivable from The Babcock & Wilcox Company	2,793	2,793

Other Assets	1,049	18,979

TOTAL	$447,304	$386,257

See accompanying notes to condensed financial information.

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2004	2003
	(In thousands)
Current Liabilities:
Accounts payable	$113	$97
Accounts payable to The Babcock & Wilcox Company	7,739	6,773
Accrued liabilities – other	12,623	18,394
Income taxes	3,059	3,059

Total Current Liabilities	23,534	28,323

Notes Payable to Subsidiaries	63,411	66,901

Accounts Payable to Subsidiaries	254,574	225,484

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	5,136	4,320

Negative Investments in Subsidiaries, at Equity, net of Subordinated Note to Subsidiary	357,899	423,533

Other Liabilities	4,193	873

Commitments and Contingencies.

Stockholders’ Equity (Deficit):
Common stock	69,561	68,129
Capital in excess of par value	1,122,055	1,105,828
Accumulated deficit	(1,060,908)	(1,122,547)
Treasury stock	(64,625)	(62,792)
Accumulated other comprehensive loss	(327,526)	(351,795)

Total Stockholders’ Equity (Deficit)	(261,443)	(363,177)

TOTAL	$447,304	$386,257

Schedule I

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Costs and Expenses:
Cost of operations	$1,743	$688	$479
Gain on settlement of pension plan	(27,722)	—	—
Selling, general and administrative expenses	12,608	15,021	16,877

	(13,371)	15,709	17,356

Operating Income (Loss) before Equity in Income (Loss) of Investees	13,371	(15,709)	(17,356)

Equity in Income (Loss) of Subsidiaries and Other Investees	50,874	(83,983)	(762,691)

Operating Income (Loss)	64,245	(99,692)	(780,047)

Other Income (Expense):
Interest income	510	905	1,603
Interest expense	(1,761)	(1,671)	(2,340)
Estimated gain (loss) on The Babcock & Wilcox Company bankruptcy settlement	(678)	138	(4,596)
Other — net	(654)	(368)	(483)

	(2,583)	(996)	(5,816)

Income (Loss) from Continuing Operations Before Provision for Income Taxes and Cumulative Effect of Accounting Change	61,662	(100,688)	(785,863)

Provision for Income Taxes	23	1,470	—

Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	61,639	(102,158)	(785,863)

Income from Discontinued Operations	—	3,219	9,469

Income (Loss) before Cumulative Effect of Accounting Change	61,639	(98,939)	(776,394)

Cumulative Effect of Accounting Change	—	3,710	—

Net Income (Loss)	$61,639	$(95,229)	$(776,394)

See accompanying notes to condensed financial information.

Schedule I

MCDERMOTT INTERNATIONAL, INC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net Income (Loss)	$61,639	$(95,229)	$(776,394)

Other Comprehensive Income (Loss):
Equity in other comprehensive income (loss) of subsidiaries and other investees	24,276	134,758	(429,416)
Minimum pension liability adjustments	17	22	17
Unrealized gains on investments:
Unrealized gains arising during the period	—	—	84
Reclassification adjustment for gains included in net income	(24)	(149)	—

Other Comprehensive Income (Loss)	24,269	134,631	(429,315)

Comprehensive Income (Loss)	$85,908	$39,402	$(1,205,709)

See accompanying notes to condensed financial information.

Schedule I

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$61,639	$(95,229)	$(776,394)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,063	2,777	3,612
Cumulative effect of accounting change	—	(3,710)	—
Equity in income or loss of subsidiaries and other investees, less dividends	(45,174)	83,983	863,031
Estimated (gain) loss on The Babcock & Wilcox Company bankruptcy settlement	678	(138)	4,596
Other	9,929	6,090	10,650
Changes in assets and liabilities:
Accounts and notes receivable	(71,565)	(3,176)	40,249
Prepaid pensions	17,925	—	—
Accounts payable	30,072	55,057	118,626
Notes payable to subsidiaries	(3,490)	43,681	(13,811)
Income taxes	—	1,400	—
Other, net	(1,729)	(2,746)	(14,325)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,348	87,989	236,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—	(5)
Purchases of available-for-sale securities	(88,673)	(87,657)	(166,402)
Maturities of available-for-sale securities	85,335	85,306	107,085
Sales of available-for-sale securities	3,730	2,483	58,738
Execution of put/call agreement with McDermott Inc.	—	—	(242,945)
(Increase) decrease in loans to subsidiaries	—	(90,000)	5,783
Other	(2)	(556)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	390	(90,424)	(237,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$2,800	$—	$1,394
Other	(118)	2,959	232

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,682	2,959	1,626

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,420	524	114

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	687	163	49

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,107	$687	$163

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including intercompany interest (net of amount capitalized)	$1,755	$1,701	$2,325
Income taxes, net of refunds	$23	$70	$—

See accompanying notes to condensed financial information.

Schedule I

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION
DECEMBER 31, 2004

NOTE 1 — BASIS OF PRESENTATION

      The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and cash flows of McDermott International, Inc. (Parent Company Only). Investments in subsidiaries and other investees are stated under the equity basis of accounting which is at cost plus equity in undistributed earnings from date of acquisition. These Parent Company Only financial statements should be read in conjunction with McDermott International, Inc.’s consolidated financial statements filed in the Annual Report on Form 10-K.

NOTE 2 — CONTINGENCIES

      At the time of The Babcock & Wilcox Company (“B&W”) bankruptcy filing, McDermott International, Inc. was a maker or guarantor of outstanding letters of credit aggregating approximately $146,500,000 ($0 at December 31, 2004) which were issued in connection with the business operations of B&W and its subsidiaries. Although new letters of credit have been issued under B&W’s Debtor in Possession (“DIP”) Credit Facility to backstop or replace these preexisting letters of credit, McDermott International, Inc. has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which B&W has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2004, approximately $17.3 million in letters of credit have been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit.

      McDermott International, Inc. has agreed to indemnify our two surety companies for obligations of various of its subsidiaries, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2004, the aggregate outstanding amount of surety bonds that were guaranteed by McDermott International, Inc. and issued in connection with the business operations of its subsidiaries was approximately $48.0 million, of which $43.8 million related to the business operations of B&W and its subsidiaries.

      As of December 31, 2004, McDermott International, Inc. had outstanding performance guarantees for four projects of one of its subsidiaries. McDermott International, Inc. has never had to satisfy a performance guaranty for this subsidiary or any of its other subsidiaries. All of these guarantees (with a total cap of $132 million) relate to projects which have been completed and are in the warranty periods, the latest of which would expire in January 2006. The subsidiary has incurred minimal warranty costs in prior years and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if the subsidiary incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, McDermott International, Inc. would ultimately have to satisfy those claims.

      As of December 31, 2004, McDermott International, Inc. had outstanding performance guarantees for four contracts for a subsidiary of The Babcock & Wilcox Company (“B&W”). These guarantees, the last of which will expire on December 31, 2007, were all executed in 2001 and have a cap of $75 million. These projects have all been completed and McDermott International, Inc. has never had to satisfy a performance guaranty for this subsidiary of B&W. Under the terms of an agreement between McDermott International, Inc. and B&W, B&W must reimburse McDermott International, Inc. for any costs it may incur under any of these performance guarantees. As of December 31, 2004, B&W has sufficient liquidity to cover its obligations under this agreement. However, if this B&W subsidiary incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to McDermott International, Inc. and such liabilities are not covered by insurance, McDermott International. Inc. would be liable.

NOTE 3 — DIVIDENDS RECEIVED

      McDermott International, Inc. received dividends from its consolidated subsidiaries of $5,700,000, $98,880,000 and $100,000,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4 —LIQUIDITY

      As a result of the B&W bankruptcy filing in February 2000, our access to the cash flows of B&W and its subsidiaries has been restricted. Further, McDermott, Inc. (“MI”) is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including J. Ray McDermott, S.A. (“JRM”), through cash dividends or through unsecured loans or investments. Given these issues, we have assessed our ability to continue as a viable business and have concluded that we can fund our operating activities and capital requirements. The following items are noted:

•	B&W Chapter 11 Filing. Our ability to obtain a successful and timely resolution to the B&W Chapter 11 proceedings has impacted our access to, and sources of, capital. We believe the completion of the overall settlement outlined in Note 20 to the McDermott International, Inc.’s consolidated financial statements will alleviate the impact of this uncertainty.

•	JRM’s Letters of Credit. At December 31, 2004, JRM had $69.0 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $24.1 million in letters of credit outstanding under a $25 million letter of credit facility entered on August 25, 2004. This facility provided for an immediate credit advance of $25 million, which was placed in a cash collateral account to secure the letters of credit issued under the facility. The obligation to repay the $25 million advance under the facility is secured with liens placed on certain JRM assets, including its domestic accounts receivable and the DB26 vessel. The term of the facility is 36 months with an optional redemption by JRM after 18 months, with no financial covenants. The non-financial covenants and certain other terms and conditions of the $25 million letter of credit facility are similar to those set forth in the indenture relating to the JRM Secured Notes.

Schedule II

McDERMOTT INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expense(2)	Accounts	Deductions(3)	of Period
	(In thousands)
Estimated Drydock Liability (1):

Year Ended December 31, 2004	$35,116	$9,075	$—	$(16,511)	$27,680

Year Ended December 31, 2003	$31,874	$11,673	$—	$(8,431)	$35,116

Year Ended December 31, 2002	$36,171	$10,378	$—	$(14,675)	$31,874

Valuation Allowance for Deferred Tax Assets (4):

Year Ended December 31, 2004	$(199,281)	$2,785	$8,225	$—	$(188,271)

Year Ended December 31. 2003	$(214,827)	$(31,521)	$47,067	$—	$(199,281)

Year Ended December 31, 2002	$(12,840)	$(43,866)	$(158,121)	$—	$(214,827)

(1) Estimated drydock liability is reported within accrued liabilities-other and other liabilities on the balance sheet.

(2) Net of reductions and other adjustments, all of which are charged to costs and expenses.

(3) Cash payment of drydock costs.

(4) Amounts charged Other Accounts included in Other Comprehensive Income (Minimum Pension Liability).

Schedule V

McDERMOTT INTERNATIONAL, INC.
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
(In thousands)

Consolidated Property-Casualty Entities

	Reserves for			Claims and Claim
	Unpaid Claims			Adjustment Expenses Incurred		Paid Claims
	and Claim		Net	Related to		and Claim
	Adjustment	Earned	Investment	Current	Prior	Adjustment	Premiums
	Expenses	Premiums	Income	Year	Year	Expenses	Written
For the Year Ended:
December 31, 2004	$58,753	$3,567	$2,407	$6,696	$(7,953)	$13,322	$3,567
December 31, 2003	$73,333	$20,183	$2,447	$19,651	$(9,577)	$16,096	$20,183
December 31, 2002	$79,959	$8,925	$4,359	$22,565	$(14,035)	$11,217	$8,925

SIGNATURE OF THE REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

/s/ Francis S. Kalman

By:	Francis S. Kalman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 6, 2005

EXHIBIT INDEX

Exhibit
Number

23.1	Consent of Independent Registered Public Accounting Firm

99	Supplementary Financial Information on Panamanian Securities Regulations