Form 10-Q
period 2005-03-31
MCDERMOTT INTERNATIONAL INC
filed 2005-05-09
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☑       No ☐

The number of shares of the registrant’s common stock outstanding at April 29, 2005 was 68,249,515.

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

I N D E X  -  F O R M   1 0 - Q

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$324,329	$259,319
Restricted cash and cash equivalents	59,815	111,455
Accounts receivable - trade, net	224,146	226,731
Accounts receivable from The Babcock & Wilcox Company	10,395	6,121
Accounts and notes receivable - unconsolidated affiliates	37,939	29,330
Accounts receivable - other	40,740	71,522
Contracts in progress	81,822	72,355
Deferred income taxes	10,480	9,813
Other current assets	19,582	13,277

Total Current Assets	809,248	799,923

Restricted Cash and Cash Equivalents	108,498	66,498

Property, Plant and Equipment	1,098,080	1,087,314
Less accumulated depreciation	786,425	780,225

Net Property, Plant and Equipment	311,655	307,089

Investments	44,614	41,884

Goodwill	12,926	12,926

Other Assets	162,903	158,612

TOTAL	$1,449,844	$1,386,932

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$14,250	$12,009
Accounts payable	129,256	114,235
Accounts payable to The Babcock & Wilcox Company	59,747	55,180
Accrued employee benefits	52,877	79,362
Accrued liabilities - other	156,622	163,649
Accrued contract cost	78,347	81,591
Advance billings on contracts	267,256	217,053
U.S. and foreign income taxes payable	17,157	18,612

Total Current Liabilities	775,512	741,691

Long-Term Debt	261,315	268,011

Accumulated Postretirement Benefit Obligation	26,440	26,315

Self-Insurance	64,582	61,715

Pension Liability	215,921	328,852

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	111,635	112,103

Deferred Liability Associated with Babcock & Wilcox Company Pension Plan Spin-Off (See Note 8)	117,079	—

Other Liabilities	109,411	109,688

Commitments and Contingencies.

Stockholders’ Deficit:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 70,287,108 at March 31, 2005 and 69,560,726 at December 31, 2004	70,287	69,561
Capital in excess of par value	1,129,147	1,122,055
Accumulated deficit	(1,038,472)	(1,060,908)
Treasury stock at cost, 2,320,170 shares at March 31, 2005 and 2,341,902 at December 31, 2004	(64,025)	(64,625)
Accumulated other comprehensive loss	(328,988)	(327,526)

Total Stockholders’ Deficit	(232,051)	(261,443)

TOTAL	$1,449,844	$1,386,932

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$439,115	$499,334

Costs and Expenses:
Cost of operations	363,032	465,568
Selling, general and administrative expenses	45,278	43,592

	408,310	509,160

Equity in Income of Investees	9,871	7,743

Operating Income (Loss)	40,676	(2,083)

Other Income (Expense):
Interest income	2,914	948
Interest expense	(9,696)	(8,471)
Reduction in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	468	2,411
Other-net	2,770	1,203

Total Other Income (Expense)	(3,544)	(3,909)

Income (Loss) before Provision for Income Taxes	37,132	(5,992)

Provision for Income Taxes	14,696	4,875

Net Income (Loss)	$22,436	$(10,867)

Earnings (Loss) per Common Share:
Basic	$0.34	$(0.17)
Diluted	$0.32	$(0.17)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands)
Net Income (Loss)	$22,436	$(10,867)

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(214)	—
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(2,974)	(2,658)
Reclassification adjustment for (gains) losses included in net income (loss)	1,792	436
Unrealized losses on investments:
Unrealized losses arising during the period	(66)	(17)
Reclassification adjustment for gains included in net income (loss)	—	(1)

Other Comprehensive Loss	(1,462)	(2,240)

Comprehensive Income (Loss)	$20,974	$(13,107)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$22,436	$(10,867)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,519	8,926
Income or loss of investees, less dividends	(4,612)	(3,873)
Gain on asset disposals and impairments - net	(2,296)	(641)
Provision for (benefit from) deferred taxes	257	(1,205)
Reduction in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	(468)	(2,411)
Other	3,367	(198)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	18,029	(1,887)
Net contracts in progress and advance billings	40,719	(35,903)
Accounts payable	19,590	34,712
Accrued and other current liabilities	(9,689)	(28,998)
Accrued employee benefits	(26,478)	(13,501)
Pension liability	4,148	12,931
Other - net	(3,435)	5,508

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	72,087	(37,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	9,640	19,016
Purchases of property, plant and equipment	(17,704)	(3,655)
Purchases of available-for-sale securities	(69,960)	(14,966)
Sales of available-for-sale securities	—	3,730
Maturities of available-for-sale securities	62,797	11,315
Proceeds from asset disposals	6,106	1,923
Other	—	(1)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,121)	17,362

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(1,500)	—
Decrease in short-term borrowing	—	(22,600)
Issuance of common stock	1,935	200
Debt issuance costs	926	—
Other	727	(534)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,088	(22,934)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(44)	10

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,010	(42,969)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	259,319	174,790

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$324,329	$131,821

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$2,991	$1,969
Income taxes - net	$17,959	$12,851

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

     We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures consistent with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three-month period ended March 31, 2005. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

     In this quarterly report on form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

     Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

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

     Due to the Chapter 11 filing, we stopped consolidating the results of operations of B&W and its subsidiaries in our condensed consolidated financial statements, and we began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the settlement of the B&W Chapter 11 proceedings. We revalue this estimate on a quarterly basis to reflect current conditions. For the quarters ended March 31, 2005 and 2004, the revaluation of the estimated cost of the settlement resulted in an aggregate reduction in the provision of $0.6 million and $2.7 million, respectively, primarily due to changes in interest rates and our stock price. The reduction in the provision includes tax benefits of $0.1 million and $0.3 million for the quarters ended March 31, 2005 and 2004, respectively. As of March 31, 2005, our estimate for the cost of the settlement is $139.3 million.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to the proposed settlement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision will be made after consideration of any developments that might occur prior to the proposed effective date, including any changes in the status of any potential federal legislation concerning asbestos liabilities, including “The Fairness in Asbestos Injury Resolution (FAIR) Act of 2005.” The asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization. See Note 8 for information regarding developments in the B&W Chapter 11 proceedings and a summary of the components of the proposed settlement.

     In December 2004, the FASB issued revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No.123R”). The revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. It eliminates the alternative to use APB 25’s intrinsic value method of accounting, which was permitted in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally did not result in recognition of compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services for these purposes based on the grant-date fair value of those awards (with limited exceptions). The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during that service period are to be recognized as compensation cost over that period. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits to be reported as a financing cash flow, rather than as a reduction of taxes paid. The provisions of the revised statement will become effective for financial statements issued for the first annual reporting period beginning after June 15, 2005. See the Stock-Based Compensation section for the impact of this statement on our consolidated results.

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

NOTE 2 – STOCK-BASED COMPENSATION

     At March 31, 2005, we have several stock-based employee compensation plans. We account for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Net income (loss), as reported	$22,436	$(10,867)
Add back: stock-based compensation cost included in net income (loss), net of related tax effects	1,027	(304)
Deduct: total stock-based compensation cost determined under fair-value- based method, net of related tax effects	(1,734)	(1,579)

Pro forma net income (loss)	$21,729	$(12,750)

Earnings (loss) per share:
Basic, as reported	$0.34	$(0.17)
Basic, pro forma	$0.33	$(0.20)

Diluted, as reported	$0.32	$(0.17)
Diluted, pro forma	$0.31	$(0.20)

NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS

     Components of net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
	Quarter Ended March 31,		Quarter Ended March 31,
	2005	2004	2005	2004
		(In thousands)
Service cost	$5,621	$6,930	$—	$—
Interest cost	22,545	29,417	570	624
Expected return on plan assets	(24,794)	(31,643)	—	—
Amortization of prior service cost	626	604	—	—
Recognized net actuarial loss	7,453	12,072	417	389

Net periodic benefit cost	$11,451	$17,380	$987	$1,013

     Effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a plan sponsored by B&W. Approximately 46% of the participants in the MI pension plan at January 30, 2005 transferred to the new B&W sponsored plan. As of March 31, 2005, we have recorded our best estimate of this transaction based on data received from our actuary and we reduced our Pension Liability by approximately $117.1 million and recorded a long term liability - Deferred Liability Associated with Babcock &

Wilcox Company Pension Plan Spin-Off -. Under this new plan B&W becomes the primary obligor, however, under the Internal Revenue Code and ERISA guidelines B&W remains a member of MI’s controlled group. We currently expect this deferred liability to remain pending final resolution of the B&W Chapter 11 proceedings. We will update the estimated transfer quarterly until the actual transfer amount is settled between all parties.

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of accumulated other comprehensive loss included in stockholders’ deficit are as follows:

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$(29,455)	$(29,241)
Net Unrealized Loss on Investments	(113)	(47)
Net Unrealized Gain on Derivative Financial Instruments	1,359	2,541
Minimum Pension Liability	(300,779)	(300,779)

Accumulated Other Comprehensive Loss	$(328,988)	$(327,526)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

     The injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 currently extends through July 11, 2005. We intend to seek extensions of the preliminary injunction periodically through the pendancy of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues. See Note 8 to the condensed consolidated financial statements for information regarding B&W’s potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

     On August 13, 2003, a proceeding entitled Citgo Petroleum Corporation and PDV Midwest Refinery L.L.C. v. McDermott International, Inc, et al, was filed in the Circuit Court of Cook County, Illinois, alleging claims against B&W, MII, JRM, JRMI and MI, for damages in connection with the manufacture and sale by a former B&W division of a pipe fitting that allegedly caused an August 14, 2001 fire at a refinery in the Chicago, Illinois area, which refinery is owned and operated by the plaintiffs. Plaintiffs seek damages in excess of $100 million, including claims for damage to property and consequential damages. On October 22, 2004, the claims against MII, JRM, JRMI and MI were dismissed by the court without prejudice to the ability of plaintiff to refile such claims against those entities upon the showing of appropriate evidence. On March 2, 2005, B&W filed a third party claim against the former owner of the refinery, Unocal Corporation, seeking contribution and indemnity. Citgo’s insurers, Certain Underwriters at Lloyd’s, London (“Lloyd’s”), have intervened in this action for recovery of amounts paid to Citgo under business interruption policies. On March 10, 2005, B&W filed a motion with the bankruptcy court in the B&W Chapter 11 proceedings to stay the Citgo litigation until the completion of the B&W Chapter 11 proceedings, which motion has been scheduled for hearing on June 27, 2005. Lloyd’s has asserted that the automatic stay does not apply to this lawsuit. No trial date has been set and all parties have agreed that discovery and pleading deadlines in the Citgo lawsuit are stayed while B&W’s motion is pending before the bankruptcy court. In the event the stay is not granted, or at such time as the stay may be lifted, we intend to vigorously defend the claims against B&W and pursue the claims against Unocal Corporation. Additionally, we believe that we have insurance coverage for these claims and do not believe any material loss with respect to this matter is likely. However, the ultimate outcome of the proceedings is uncertain, and an adverse ruling, should insurance not be available, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

     On July 8, 2003, Bay Ltd. (“Bay”), a subcontractor for two of J. Ray McDermott, Inc.’s (“JRMI’s”) Spar projects, the Medusa and Devils Tower projects, filed a demand for arbitration in Houston, Texas seeking approximately $32.2 million in damages and asserting various liens against the Medusa and Devils Tower facilities. Bay subsequently dismissed this arbitration demand for procedural reasons. JRMI filed its own demand for arbitration in Houston, Texas, seeking damages against Bay arising from Bay’s performance of work on the Devils Tower project. Bay filed counterclaims in that action, including claims for fraud, and seeking in excess of $8.7 million and punitive damages for the Devils Tower project The claims between JRMI and Bay concerning the Devils Tower Spar have been set for arbitration on June 23, 2005.

     On July 17, 2003, JRMI filed a Complaint for Injunctive Relief and Damages in the U.S. District Court for the Eastern District of Louisiana with regard to claims against Bay arising from Bay’s performance of work on the Medusa project. In that complaint, JRMI seeks in excess of $10 million as a result of Bay’s various breaches of contract. Bay has asserted counterclaims in the proceedings seeking damages of approximately $24 million, enforcement of its alleged lien rights, and claims for fraud and punitive damages. This matter is set for trial on September 6, 2005. Discovery is ongoing.

     We plan to vigorously prosecute our claims in the arbitration and litigation proceedings with Bay and defend the counterclaims. We have provided for our estimated losses in these matters as part of related contract costs, and we do not believe any additional material loss with respect to these matters is likely. However, the ultimate outcome of these proceedings is uncertain and an adverse ruling, either in the arbitration or the court proceedings, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

     In June 1998, Shell Offshore, Inc. and several related entities filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, McDermott-ETPM, Inc., various JRM subsidiaries (collectively “MII defendants”), HeereMac, Heerema and others, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act with regard to certain heavy-lift marine construction activities in the U.S. and foreign markets (the “Shell Litigation”). Subsequently, various parties intervened as plaintiffs in the Shell Litigation, including Chevron Texaco and Marathon Oil Company (“Marathon”); and other parties filed similar lawsuits which were consolidated with the Shell Litigation. All plaintiffs except Chevron Texaco and Marathon have dismissed their claims against all defendants pursuant to settlement agreements. Chevron Texaco and Marathon seek injunctive relief, actual damages, attorneys’ fees, and treble damages for the alleged anti-competitive activities from the MII defendants, HeereMac and Heerema; all other defendants have been dismissed. In February 1999, we filed a motion to dismiss the Chevron Texaco and Marathon claims arising from heavy lift activities in foreign markets, based on the Texas district court’s lack of subject matter jurisdiction. Subsequently, Chevron Texaco and Marathon were allowed to amend their complaint to include claims for non heavy-lift marine construction activities in the U.S. and foreign markets, which we have also sought to have dismissed. Currently, we are awaiting the court’s decision on our motions to dismiss the claims relating to heavy lift marine construction activities in foreign markets and non-heavy lift marine construction activities in the U.S. and foreign markets. In December 2003, Chevron Texaco filed suit in the High Court of London alleging antitrust injury regarding seven named foreign projects occurring in the period from 1993 to 1997, and our defense to these claims was filed on February 25, 2005. A mediation held in late March 2005 with Chevron Texaco, Marathon, Heerema and the MII defendants with regard to the antitrust claims and the arbitration award in the Petronius litigation discussed below did not resolve these matters. We do not believe that a material loss, above amounts already provided for, with respect to the antitrust matters is likely.

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

     After trial on the issue of liability only, the federal district court orally found, on March 27, 2002, that the Owner Subsidiary was liable to Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superceding cause of the loss. The finding was subsequently set forth in a written order dated April 5, 2002, which found against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary’s similar motion for dismissal against Texaco’s builder’s risk underwriters. A final judgment was entered by the district court on October 30, 2003, from which an appeal was taken by Texaco’s builder’s risk insurers. Oral argument has been scheduled in May 2005 before the U.S. Fifth Circuit Court of Appeal. In the fourth quarter of 2003, Texaco, Operator Subsidiary, Owner Subsidiary and JRM’s underwriters settled the claims of Texaco for consequential damages. A subsidiary of JRM has an agreement with our insurers under which, based on this settlement, it is obligated to pay $1.25 million per year through 2008 as an adjustment to premiums of prior years. This agreement resulted in a charge of approximately $5.4 million for the year ended December 31, 2003. A decision in the arbitration proceeding with regard to the Operator Subsidiary’s claims was rendered in April 2004, and an amount totaling approximately $6.0 million in excess of JRM’s net receivable was awarded to the Operator Subsidiary. Under the terms of the agreements that provided for the arbitration, the amount of the award is confidential. In a filing made in federal court in the Southern District of Texas, which presides over the Texaco antitrust claims relating to this project among others, Texaco has moved to vacate or modify the award. The Operator Subsidiary has filed an opposition to Texaco’s motion and has filed its own motion to confirm the award. The court has scheduled a hearing on May 11, 2005 to consider these motions. A mediation held in late March 2005 with Chevron Texaco, Marathon, Heerema and the JRM affiliates with regard to the Petronius arbitration award and antitrust claims discussed above did not resolve this matter

     We plan to vigorously defend the appeal of Texaco’s builder’s risk insurers of the Louisiana district court’s dismissal of the claims against the Owner Subsidiary and the appeal of Texaco of the award in favor of the Operator Subsidiary in the arbitration proceeding. We do not believe that a reduction in the award in favor of the Operator Subsidiary in the arbitration proceeding is likely. Additionally, we do not believe that a material loss, above amounts already provided for, with respect to the claims of Texaco’s builder’s risk insurers, is likely, but in that event, we believe our insurance will provide coverage for these claims. However, the ultimate outcomes of the pending proceedings are uncertain, and an adverse ruling in either proceeding could have a material adverse impact on our consolidated financial position, results of operations and cash flow.

     On or about May 29, 2003, a proceeding entitled Jose Fragoso, et al v. American Optical Corp., et al was filed in the 404th Judicial District Court of Cameron County, Texas, by approximately 160 plaintiffs who alleged negligence and claimed unspecified damages for exposure to silica while working at an unspecified location. Nine similar lawsuits were filed on behalf of approximately 568 additional plaintiffs in the same county by the same law firm, including Arturo Acevedo, et al v. American Optical Corp., et al. As a result of voluntarily dismissals of the claims filed by approximately 485 plaintiffs, there are currently approximately 270 plaintiffs remaining. In addition to JRMI, the suits name six other premises defendants and allege additional claims against more than 70 product defendants. MII, which was also named a defendant, has been dismissed from all of the cases without prejudice to the ability of the plaintiffs to refile the claims upon the showing of appropriate evidence. Following an order of the Texas Supreme Court, all of the proceedings have been transferred to the judge in the first of the filed cases, Arturo Acevedo, et al v. American Optical Corp, et al, which is in the 197th Judicial District Court of Cameron County, Texas. We expect that the judge will issue a consolidation order and a docket control order designating how these matters will proceed through discovery and be set for trial. Discovery is in the initial stages and the cases have not been set for trial. An adverse outcome in these proceedings could have a material adverse impact on our financial position, results of operations and cash flow.

     On August 29, 2003, a proceeding entitled Eli Aguilar, et al. v. American Optical Corporation, et al. was filed by approximately 170 plaintiffs in the Judicial District Court for Nueces County, Texas. The majority of plaintiffs appear to be non-JRM employees, who allege unspecified damages for exposure to silica on premises allegedly owned, operated and/or controlled by JRMI. In addition to JRMI, there are other defendants, including premises defendants and suppliers. The parties are currently litigating issues as to which court should properly maintain the action. Discovery is ongoing and trial has been set for November 7, 2005. An adverse outcome in these proceedings could have a material adverse impact on our financial position, results of operations and cash flow.

     Other than as noted above, the following legal proceedings have had no material change in status from that disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2004:

•	The lawsuit filed by Donald F. Hall, Mary Ann Hall and others against B&W and Atlantic Richfield Company, referred to as the “Hall Litigation” in our annual report, as well as the controversy between B&W and its insurers as to the amount of coverage available under the liability policies covering the facilities involved in this litigation;

•	The April 2001 complaints against MII and B&W filed by a group of insurers that includes certain underwriters at Lloyd’s London and Turegum Insurance Company who have previously provided insurance to B&W under our excess liability policies;

•	The August 2003 adversary proceeding against B&W and MII commenced by certain underwriters at Lloyd’s London and certain London Market companies;

•	The November 2001 adversary proceedings filed by The Travelers Indemnity Company and Travelers Casualty and Surety Company against B&W, MII and MI;

•	The April 2001 declaratory judgment action filed in the B&W Chapter 11 proceedings against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. asserting that B&W was insolvent at the time of a corporate reorganization that we completed in the fiscal year ended March 31, 1999;

•	The August 2003 adversary proceedings filed in the Eastern District of Louisiana against MII and MI and similar actions against B&W in the Bankruptcy Court by Continental Insurance Co.;

•	The August 2003 proceedings entitled Barrera et al., v. McDermott International, Inc., et al., filed in the 94th Judicial District Court, Nueces County, Texas, by approximately 550 plaintiffs against MII and affiliates of JRM, alleging exposure to lead-contaminated paint in our Harbor Island facility;

•	The August 2004 proceedings involving certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), who filed a declaratory judgment in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, JRMI and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts, and an environmental claim involving B&W; and

•	The 2003 decision by an arbitrator hearing one of our claims related to a project in India completed in the 1980s, where we received a favorable award for a portion of our claim.

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

     Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things:

•	performance or warranty-related matters under our customer and supplier contracts and other business arrangements; and

•	other workers’ compensation claims, Jones Act claims, premises liability claims and other claims.

In our management’s opinion, based upon our prior experience, none of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     See Note 8 for information regarding B&W’s potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.

Other

     As of March 31, 2005, MII had outstanding performance guarantees for three JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $102 million) relate to projects which have been completed and are in the warranty periods, the latest of which expires in January 2006. On April 13, 2005 the warranty period expired on one of the projects reducing MII’s guarantee exposure by $33 million. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims.

     As of March 31, 2005, MII had outstanding performance guarantees for four Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2007, were all executed in 2001 and have a cap of $71 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of March 31, 2005, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.

     At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146.5 million, which were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24.9 million, which were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of the debtor-in-possession revolving credit and letter of credit facility (the “DIP Credit Facility”) is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of March 31, 2005, approximately $17.3 million in letters of credit has been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit. All previous preexisting letters of credit have expired.

     MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of March 31, 2005, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $47.8 million, of which $43.6 million related to the business operations of B&W and its subsidiaries.

NOTE 6 — SEGMENT REPORTING

     Beginning January 1, 2005 pension expense attributable to the BWXT pension plan previously recorded in Corporate is now recorded in our Government Operations segment. The amount recorded in our Government Operations segment for the three months ended March 31, 2005 totals approximately $5.3 million, which was the approximate amount recorded in Corporate for the three months ended March 31, 2004. In addition, effective January 31, 2005 MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a new pension plan sponsored by B&W. Prior to January 31, 2005, pension expense attributable to this B&W sponsored plan was recorded in Corporate. In the three months ended March 31, 2005, Corporate recorded approximately $2.3 million of expense attributable to the B&W pension plan (which represents one month of expense prior to the spin-off) compared to approximately $9.9 million in the three months ended March 31, 2004. An analysis of our operations by segment is as follows:

     Segment Information for the Three Months Ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands)
REVENUES
Marine Construction Services	$286,603	$365,808
Government Operations	152,593	133,529
Adjustments and Eliminations (1)	(81)	(3)

	$439,115	$499,334

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Marine Construction Services Transfers	$50	$3
Government Operations Transfers	31	—

	$81	$3

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands)
OPERATING INCOME (LOSS):

Segment Operating Income (Loss):

Marine Construction Services	$26,883	$(5,255)
Government Operations	14,414	13,312
Power Generation Systems	(219)	(222)

	$41,078	$7,835

Gain on Asset Disposals:

Marine Construction Services	$2,292	$491
Government Operations	4	150

	$2,296	$641

Equity in Income (Loss) of Investees:

Marine Construction Services	$(94)	$1,163
Government Operations	9,623	6,247
Power Generation Systems	342	333

	$9,871	$7,743

Segment Income (Loss):

Marine Construction Services	$29,081	$(3,601)
Government Operations	24,041	19,709
Power Generation Systems	123	111

	53,245	16,219
Corporate	(12,569)	(18,302)

TOTAL	$40,676	$(2,083)

NOTE 7 – EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands, except shares and
	per share amounts)
Basic:

Net income (loss) for basic computation	$22,436	$(10,867)

Weighted average common shares	66,774,239	65,272,103

Basic earnings (loss) per common share	$0.34	$(0.17)

Diluted:

Net income (loss) for diluted computation	$22,436	$(10,867)

Weighted average common shares (basic)	66,774,239	65,272,103
Effect of dilutive securities:
Stock options and restricted stock	4,039,986	—

Adjusted weighted average common shares and assumed conversions	70,814,225	65,272,103

Diluted earnings (loss) per common share	$0.32	$(0.17)

     At March 31, 2004, incremental shares of 2,299,183 related to stock options and restricted stock were excluded from the diluted share calculation as their effect would have been antidilutive.

NOTE 8 – THE BABCOCK & WILCOX COMPANY

General

     As a result of asbestos-containing commercial and utility boilers and other products B&W and certain of its subsidiaries sold, installed or serviced in prior decades, B&W is subject to a substantial volume of nonemployee liability claims asserting asbestos-related injuries. All of the personal injury claims are similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff as a result of the exposure to asbestos fibers (e.g., mesothelioma, lung cancer and other types of cancer, asbestosis or pleural changes).

     On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting B&W derivative asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including BWXT, MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through July 11, 2005. We intend to seek extensions of the preliminary injunction periodically through the pendency of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues, although modifications to the nature and scope of the injunction may occur.

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

     The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. On November 9, 2004, the Bankruptcy Court entered its Amended Findings of Fact and Conclusions of Law Regarding Core Matters and Proposed Finding of Fact, Conclusions of Law and Recommendations to the District Court With Respect to Non-Core Matters (the “Amended Findings and Conclusions”). In its Amended Findings and Conclusions, the Bankruptcy Court recommended to the District Court that the Plan be confirmed. Also on November 9, 2004, the Bankruptcy Court entered an order making findings of fact and conclusions of law on core matters and making recommendations to the District Court on non-core matters (“Nov. 9th Order”). Various parties have filed appeals and/or objections to the Amended Findings and Conclusions and the Nov. 9th Order. The Plan Proponents have filed a cross-appeal with respect to an insurance issue that relates to American Nuclear Insurers’ policies. Briefing and other filings regarding the parties’ appeals and objections will continue through May 31, 2005, and a status conference before the District Court is scheduled for June 16, 2005. The timing and nature of any further steps the District Court may take are uncertain.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to the proposed settlement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors. We would become bound to the settlement only when the joint plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision on whether to approve the proposed settlement will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of any potential federal legislation concerning asbestos liabilities, including “The Fairness in Asbestos Injury Resolution (FAIR) Act of 2005” (H.R. 1360) introduced as a bill in March 2005 in the U.S. House of Representatives, and Senate Bill S. 852 introduced in the U. S. Senate on April 19, 2005. Both H.R. 1360 and S. 852 would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims.

     Under the terms of S. 852 and H.R. 1360, companies that have made expenditures in connection with asbestos personal injury claims, as well as insurance companies, would contribute amounts to a national trust on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment based on a specified allocation methodology. The draft legislation also contemplates, among other things, that the national fund would terminate if, after the administrator of the fund begins to process claims, the administrator determines that, if any additional claims are resolved, the fund would not have sufficient resources when needed to pay 100% of all resolved claims, the fund’s debt repayment and other obligations. In that event, the fund would pay all then resolved claims in full, and the legislation would generally become inapplicable to all unresolved claims and all future claims. As a result, absent further federal legislation, with regard to the unresolved claims and future claims, the claimants and defendants would return to the tort system. There are many other provisions in S. 852 and H.R. 1360 that would impact B&W and the other Debtors, the Chapter 11 proceedings and our company.

     It is not possible to determine whether S. 852 or H.R. 1360 will be presented for a vote or adopted by the full Senate or the House of Representatives, or signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W and the other Debtors or the Chapter 11 proceedings. We anticipate that, during the legislative process, the terms of S. 852 and H.R. 1360 will change and that any such changes may be material to the impact of such on B&W and the other Debtors. In light of continuing opposition to the legislation, as well as other factors, we cannot currently predict whether S. 852 or H.R. 1360 will be enacted or, if enacted, how either would impact the B&W Chapter 11 proceedings, the Debtors or our company.

     As previously noted, as of December 31, 2002, we established an estimate for the cost of the proposed settlement of $110 million, including tax expense of $23.6 million, reflecting the present value of our contemplated contributions to the trusts as outlined above. As of March 31, 2005, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the three months ended March 31, 2005, we recorded an aggregate reduction in the provision of $0.6 million, including associated tax benefit of $0.1 million. The provision for the estimated cost of the proposed settlement is comprised of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Promissory notes to be issued	$91,888	$93,287
MII common shares to be issued	89,918	87,210
Share price guaranty obligation	271	2,501
Other	3,435	3,435
Estimated impact of tax separation and sharing agreement	(34,375)	(34,276)
Forgiveness of certain intercompany balances	(39,502)	(40,054)

Total	$111,635	$112,103
Plus: tax expense	27,625	27,757

Net provision for estimated cost of settlement	$139,260	$139,860

     The fair value of the promissory notes to be issued was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. The MII common shares to be issued were valued at our per share closing stock price on March 31, 2005 and December 31,

2004 of $18.93 and $18.36, respectively. The fair value of the share price guaranty obligation as of each of those dates was based on a present value calculation using our closing stock price on that date, assuming the number of shares to be issued is approximately 0.02 million and 0.2 million at March 31, 2005 and December 31, 2004, respectively. The estimated impact of the tax separation and sharing agreement was based on a present value of projected future tax reimbursements to be received pursuant to such arrangement between MI and B&W. If the proposed settlement is finalized, the final value of the overall settlement may differ significantly from the estimates currently recorded depending on a variety of factors, including changes in market conditions and the market value of our common shares when issued. Accordingly, we will revalue the estimate of the proposed settlement on a quarterly basis and at the time the securities are issued.

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

     From time to time, the parties to this settlement discuss various alternatives to this proposed agreement or portions thereof. Any such material modifications would require agreement by various constituencies, including the Bankruptcy Court, our Board of Directors and, possibly, our shareholders.

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

Insurance Coverage and Claims

     Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. At March 31, 2005, receivables of $17.3 million were due from insurers for reimbursement of settled claims paid by the Debtors prior to the Chapter 11 filing. In the event the plan of reorganization becomes effective, certain insurers have agreed to settlements as described below which would encompass most of these receivables.

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

Debtor-in-Possession Financing

     In connection with the bankruptcy filing, the Debtors entered into a $300 million debtor-in-possession revolving credit facility (the “DIP Credit Facility”), which now provides for credit extensions of up to $250 million and expires in February 2007. All amounts owed under the facility have a super-priority administrative expense status in the bankruptcy proceedings. The Debtors’ obligations under the facility are (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100 million in the aggregate. There were no borrowings under this facility at March 31, 2005 or December 31, 2004. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries.

     A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the “Pre-existing LCs”). MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of March 31, 2005, approximately $188.6 million in letters of credit had been issued under the DIP Credit Facility of which approximately $17.3 million was to replace or backstop Pre-existing LCs. All previous preexisting letters of credit have expired.

     In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. At March 31, 2005, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $37.8 million, of which approximately $0.2 million relates to bonds issued after February 21, 2000.

     As to the guarantee and indemnity obligations related to B&W’s letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

Financial Results and Reorganization Items

     Summarized financial data for B&W is as follows:

INCOME STATEMENT INFORMATION

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands)
Revenues	$344,735	$377,136
Operating Income	$23,148	$35,042
Depreciation and Amortization	$4,456	$4,280
Income before Provision for Income Taxes	$25,010	$33,505
Net Income	$12,720	$24,216

BALANCE SHEET INFORMATION

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Assets:
Current Assets	$734,331	$734,198
Noncurrent Assets	1,722,585	1,668,090

Total Assets	$2,456,916	$2,402,288

Liabilities:
Current Liabilities	$507,164	$513,308
Noncurrent Liabilities(1)	1,916,068	1,792,506
Stockholder’s Equity (Deficit)	33,684	96,474

Total Liabilities and Stockholder’s Deficit	$2,456,916	$2,402,288

(1)	Includes liabilities subject to compromise of approximately $1.8 billion, which primarily result from asbestos-related issues.

     B&W’s ability to continue as a going concern depends on its ability to settle its ultimate asbestos liability from its net assets, future profits and cash flow and available insurance proceeds, whether through the confirmation of a plan of reorganization or otherwise. The B&W summarized financial information set forth above has been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, we can provide no assurance that the carrying amounts of B&W’s assets will be realized or that B&W’s liabilities will be liquidated or settled for the amounts recorded. The independent registered public accounting firm’s report on the separate consolidated financial statements of B&W for the year ended December 31, 2004 includes an explanatory paragraph indicating that these issues raise substantial doubt about B&W’s ability to continue as a going concern.

     Effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a new pension plan sponsored by B&W. Approximately 46% of the participants in the MI pension plan at January 30, 2005 transferred to the new B&W sponsored plan. As of March 31, 2005 B&W recorded its best estimate of this transaction based on data received from our actuary. B&W recorded an increase in its Pension Liability totaling approximately $117.1 million, with corresponding decreases in Other Comprehensive Income totaling approximately $100.5 million and in Capital in excess of par value totaling approximately $16.6 million. We will update the estimated transfer quarterly until the actual transfer amount is settled between all parties.

NOTE 9 – RESTRICTED CASH

     At March 31, 2005, we had total cash and cash equivalents of $492.6 million. However, our ability to use $168.3 million, $108.5 million of which is classified as noncurrent, of these funds is restricted due to the following: $76.6 million serves as collateral for letters of credit; $0.3 million serves as collateral for foreign exchange trading and other financial obligations; $39.6 million is required to meet reinsurance reserve requirements of our captive insurance companies; $44.2 million of proceeds from certain asset sales by JRM is held in a separate account (classified as noncurrent) in order to ensure that JRM’s use of those proceeds will comply with the applicable requirements of the indenture relating to the JRM Secured Notes; and $7.6 million is held in restricted foreign accounts.

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

     In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

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

GENERAL

     In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues. Each of our business segments has been capitalized and is financed on a stand-alone basis. Our debt covenants generally preclude using the financial resources or the movement of excess cash from one segment for the benefit of the other. For further discussion, see “Liquidity and Capital Resources,” below.

     Effective January 1, 2005, pension expense attributable to the BWXT pension plan previously recorded in Corporate will be recorded in our Government Operations segment. The amount recorded in our Government Operations segment for the three months ended March 31, 2005 totals approximately $5.3 million, which was the approximate amount recorded in Corporate for the three months ended March 31, 2004. We expect this allocation will be approximately $22 million for the year ending December 31, 2005. In 2004, approximately $21.8 million of pension expense related to BWXT (substantially all of our Government Operations Segment) was recorded in Unallocated Corporate. In addition, effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a new pension plan sponsored by B&W. Prior to January 31, 2005, pension expense attributable to this B&W sponsored plan was recorded in Corporate. In the three months ended March 31, 2005, Corporate recorded approximately $2.3 million of expense attributable to the B&W pension plan (which represented one month of expense prior to the spin-off), compared to approximately $9.9 million in the three months ended March 31, 2004. In 2004, pension expense associated with the spun-off plan was recorded in Unallocated Corporate and totaled approximately $38.6 million.

Marine Construction Services Segment

     As of March 31, 2005, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates, or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.

     At March 31, 2005, JRM had approximately $47 million in accounts and notes receivable due from one of its joint ventures in Mexico and expects to generate revenues and cash flows in the remaining quarters of 2005 from the charter of some of its vessels to this venture. A note receivable is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. In addition, JRM also had approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at March 31, 2005. This joint venture is experiencing liquidity problems which may increase based on possible tax assessment issues and potential consequential damages due to cancellation of a contract with its major customer. While this joint venture is presently current on its obligations to JRM, it is possible that JRM could experience delays in collection of and ultimate realization of its receivables from this joint venture. Recognition of a gain of approximately $5.4 million on the sale of the DB17 is currently being deferred.

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

Government Operations Segment

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

Other

     As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, we wrote off our net investment in B&W in the year ended December 31, 2002. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings. We revalue this estimate on a quarterly basis to reflect current conditions. For the three months ended March 31, 2005 and 2004, the revaluation of the estimated cost of the settlement resulted in an aggregate decrease in the provision of $0.6 million and $2.7 million, respectively. The decrease in the provision includes tax benefits of $0.1 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, our estimate for the cost of the settlement is $139.3 million. See Note 8 to our condensed consolidated financial statements included in this report for details regarding this estimate.

     At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to a proposed settlement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors (the “Board”). We would become bound to the settlement only when the plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective time of the plan. The Board’s decision on whether to approve the proposed settlement will be made after consideration of any developments that might occur prior to the proposed effective date, including any changes in the status of any potential federal legislation concerning asbestos liabilities, including “The Fairness in Asbestos Injury Resolution (FAIR) Act of 2005.” The asbestos personal injury claimants have voted in favor of the proposed B&W plan of reorganization. See Note 8 to our consolidated financial statements included in this report for details regarding the estimated cost of the proposed settlement and for further information regarding developments in negotiations relating to the B&W Chapter 11 proceedings.

     Effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a new pension plan sponsored by B&W. Approximately 46% of the participants in the MI pension plan at January 30, 2005 transferred to the new B&W sponsored plan. As of March 31, 2005 B&W recorded its best estimate of this transaction based on data received from our actuary. B&W recorded an increase in its Pension Liability totaling approximately $117.1 million, with corresponding decreases in Other Comprehensive Income totaling approximately $100.5 million and in Capital in excess of par value totaling approximately $16.6 million. MI reduced its Pension Liability by approximately $117.1 million and recorded a long-term liability-Deferred Liability Associated with Babcook & Wilcox Pension Plan Spin-Off. Under this new plan B&W becomes the primary obligor, however under the Internal Revenue Code and ERISA guidelines B&W remains a member of MI’s controlled group. We currently expect this deferred liability to remain pending final resolution of the B&W Chapter 11 proceedings.

     For a summary of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these policies during the three months ended March 31, 2005.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004

Marine Construction Services

     Revenues decreased 22% to $286.6 million. This decrease was primarily the result of projects completed in 2004, including: Belanak FPSO project in Indonesia, $30.8 million; two marine installation projects in the Gulf of Mexico, $13.8 million and $25.3 million, respectively; and, the Front Runner and Devils Tower spars projects, and the Carina Aries project in Argentina, which totaled $55.9 million for all three projects. Other projects with reduced revenues in 2005 were the topsides fabrication projects in Morgan City, $74.3 million, and a platform construction and pipeline installation project in the Middle East, $25.1 million. These decreases were partly offset by a field development project in Australia, $46.4 million, and a number of marine installation projects in the Middle East and Asia Pacific regions totaling $44.0 million in improvements.

     Segment operating income (loss), which is before equity in income of investees, increased $32.1 million from a loss of $5.3 million to income of $26.9 million. Operating income from projects improved $32.7 million. This includes approximately $20 million from contract closeouts, change orders and settlements on projects completed in the Caspian, Asia Pacific and the Middle East, approximately $10 million due to increased activity in international marine operations and approximately $2 million from increased activity in our Veracruz, Mexico ship repair yard. Income related to gains on asset dispositions was $2.3 million, up $1.8 million over the prior year primarily due to sales of surplus equipment in our Morgan City, Louisiana and Batam, Indonesia fabrication yards.

     Equity in income of investees decreased $1.3 million to a loss of $0.1 million, due to decreased royalty income recognized in our Spar International Inc. joint venture.

Government Operations

     Revenues increased $19.1 million to $152.6 million, primarily due to higher volumes in the manufacture of nuclear components for certain U. S. Government programs. Also contributing to this increase were higher volumes in commercial nuclear environmental services work that include additional environmental engineering work and earlier fee recognition from a subcontract at a DOE site cleanup in Ohio. In addition higher volumes from our commercial work developing/fabricating high-enriched uranium medical targets for use in the production of radioisotopes contributed to our increase in revenue. These radioisotopes are critical to the diagnosis and treatment of numerous types of cancers. Along with this commercial work there was additional revenue to downblend 50 metric tons of highly enriched uranium to low-enriched uranium.. The downblended material is to be used by U.S. commercial nuclear power plants as fuel to generate electricity.

     Segment operating income, which is before equity income from investees, increased $1.1 million to $14.4 million primarily due to higher volume and margins from our manufacture of nuclear components for certain U.S. Government programs, our commercial nuclear environmental services work, and from our commercial work. This was partially offset by a change in segment presentation that includes approximately $5.3 million of pension expense allocated to BWXT in March 2005 that was recorded at corporate last year. In addition, there were also higher general and administrative expenses primarily due to costs related to implementation of a new enterprise resource planning system.

     Equity in income from investees increased $3.4 million to $9.6 million, primarily due to timing and increased operating results from joint ventures in Idaho, Texas and Tennessee.

Corporate

     Unallocated Corporate expenses decreased $5.7 million from $18.3 million to $12.6 million primarily due to pension plan expense for the BWXT and B&W pension plans previously recorded in Corporate in 2004 totaling approximately $15.1 million compared to 2005 which totaled approximately $2.3 million. Pension expense for the BWXT and B&W pension plans are recorded in our Government Operations segment and in B&W in 2005 due to the change in the allocation of pension expense for BWXT and the spin-off of the new B&W pension plan. This decrease was offset by unfavorable results in March 2005 from our insurance subsidiaries, higher external audit expenses, and increased legal fees.

     Effective January 1 2005, qualified pension plan expense on MI’s pension plan will be allocated to our Government Operations segment from Unallocated Corporate. In 2004, approximately $21.8 million of pension expense related to BWXT (substantially all of our Government Operations Segment) was recorded in Unallocated Corporate. We expect this amount to be approximately $22 million in 2005. In addition, effective January 31, 2005, the B&W portion of MI’s qualified pension plan has been spun-off into a new plan sponsored by B&W. In 2004, pension expense associated with the spun-off plan was recorded in Unallocated Corporate and totaled approximately $38.6 million. Once the final asset allocation from our actuary and any funding requirements are completed, we expect B&W’s qualified pension plan expense to be approximately $27 million in 2005. This amount is subject to change pending the final valuation from our actuary.

Other Income Statement Items

     Interest income increased $2.0 million to $2.9 million, primarily due to an increase in average cash equivalents and investments and prevailing interest rates.

     Interest expense increased $1.2 million to $9.7 million, primarily due to higher amortization of debt issuance costs and fees in March 2005 on our credit facilities.

     Other-net increased $1.6 million to $2.8 million, primarily due to dividends received from cost method investments.

Provision for Income Taxes

     The provision for income taxes increased $9.8 million to $14.7 million, while income (loss) before provision for income taxes increased $43.1 million, from a loss of $6.0 million to income of $37.1 million. Our effective tax rate for the three months ended March 31, 2005 was approximately 39.6%.

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

     Income (loss) before provision for income taxes, provision for income taxes and effective tax rates for MII major subsidiaries are as follows:

	Income (loss) before		Provision for		Effective
	Provision for Income Taxes		Income Taxes		Tax Rate
	For the three months ended March 31,
	2005	2004	2005	2004	2005	2004
	(In thousands)		(In thousands)
Primarily United States:
MI	$16,131	$3,557	$6,545	$601	40.57%	16.90%
J. Ray McDermott Holdings, Inc.	$(8,070)	$891	$6	$443	(0.07)%	49.72%
Non-United States:
International Subsidiaries	$29,071	$(10,440)	$8,145	$3,831	28.02%	(36.70)%

Total MII	$37,132	$(5,992)	$14,696	$4,875	39.58%	(81.36)%

     MI is subject to United States federal income tax at the rate of 35%. The effective tax rate of MI is primarily affected by the B&W Chapter 11 settlement adjustment which generates little or no associated United States income tax effect and applicable state income taxes on its profitable BWXT subsidiary. In addition, J.Ray McDermott Holdings, Inc. (“JRMHI”) is subject to United States income tax at a rate of 35%. No current United States income tax is payable by JRMHI due to past tax loss carryforwards which it has generated. JRMHI’s valuation allowance for the realization of deferred tax assets had been adjusted in accordance with SFAS No. 109, “Accounting for Income Taxes.” JRMHI’s provision for income taxes is primarily associated with its operations performed outside of the United States, which has no relationship to its income (loss) before provision for income taxes.

     The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided several criteria are met. Although that Act was signed into law in October 2004, the practical application of a number of the provisions of the repatriation provision remains unclear. We anticipate the Treasury Department will provide clarifying language on key elements of the repatriation provision. We have conducted a preliminary identification of potential repatriation and reinvestment opportunities. However, we expect the Treasury Department’s clarifying language to affect our evaluation of the economic value of implementing individual opportunities and our ability to meet the overall qualifying criteria. As a result, we will be unable to complete a determination of the Jobs Creation Act’s effect on our plan for reinvestment or repatriation of foreign earnings until the clarifying language is released. We are also reviewing the other provisions of the Jobs Creation Act, including the provisions which will permit a U.S. taxpayer to claim in its 2005 tax filing a deduction from taxable income attributable to its domestic production and manufacturing activities. Various domestic activities that we perform would be considered production and manufacturing activities as defined in the Jobs Creation Act.

Backlog

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Marine Construction Services	$1,112,316	$1,252,055
Government Operations	1,745,182	1,700,243

TOTAL BACKLOG	$2,857,498	$2,952,298

     At March 31, 2005, our Marine Construction Services’ backlog includes $142.7 million for a project with Dolphin Energy Ltd. that is accounted for under our deferred profit recognition policy as disclosed in our annual report on Form 10-K for the year ended December 31, 2004. At March 31, 2005, we deferred a total of approximately $7.8 million of gross profit on this project.

     At March 31, 2005, our Government Operations’ backlog with the U. S. Government was $1.7 billion, which is substantially fully funded. Only $0.04 million has not been funded as of March 31, 2005.

Liquidity and Capital Resources

     On December 9, 2003, new financing arrangements were completed for JRM and BWXT on a stand-alone basis. These financing arrangements included the issuance of $200 million aggregate principal amount of 11% senior secured notes due 2013 by JRM (the “JRM Secured Notes”) and the entering into of a three year, $125 million revolving credit facility by BWXT (the “BWXT Credit Facility”). The BWXT Credit Facility was increased to $135 million in January 2004. Concurrent with the new financing arrangements, we cancelled our $166.5 million omnibus revolving credit facility, which was scheduled to expire in April 2004. Neither the JRM Secured Notes nor the BWXT Credit Facility is guaranteed by MII.

     The JRM Secured Notes were issued in an original aggregate principal amount of $200 million, mature on December 15, 2013 and bear interest at 11% per annum, payable semiannually on each June 15 and December 15. These notes were issued at a discount, yielding proceeds to JRM of $194.1 million before payment of approximately $8.0 million in debt issuance costs. The JRM Secured Notes are senior secured obligations of JRM and are guaranteed by certain subsidiaries of JRM.

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

     JRM is required to use commercially reasonable efforts to complete an offer to exchange the JRM Secured Notes for notes registered under the Securities Act of 1933, as amended. JRM has not yet satisfied its exchange offer obligations and, therefore, effective June 2004, is required to pay additional interest at a rate of 0.50% per annum until it satisfies those obligations.

     As disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II of our annual report on Form 10-K for the year ended December 31, 2004, JRM successfully completed its liquidity plan and we believe that JRM will fulfill its liquidity requirements throughout the remainder of the year ending December 31, 2005. Although JRM has improved its liquidity, various factors could have a negative impact on JRM’s cash flows in the future, including the risk that JRM may be unable to increase backlog or reduce future costs and credit and other risks at one of JRM’s Mexican joint ventures, as disclosed in Item 2 of this report under Marine Construction Services Segment.

     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million and expires on March 18, 2010. Borrowings under the agreement may not exceed $100 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at March 31, 2005. The interest rate at March 31, 2005 was 6.25%. Commitment fees are charged at a per annum rate of 0.375%, payable quarterly. Proceeds from the BWXT Credit Facility have been used to repay an intercompany loan from MII, to repay amounts owed by BWXT under the omnibus revolving credit facility and for general corporate purposes of BWXT, its subsidiaries and joint ventures. At March 31, 2005, BWXT had no borrowings outstanding and letters of credit outstanding under the facility totaled $52.3 million.

     At March 31, 2005, JRM had $63.4 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $24.2 million in letters of credit outstanding under a $25 million letter of credit facility entered on August 25, 2004. This facility is secured with liens placed on certain JRM assets, including its domestic accounts receivable and the DB26 vessel. The term of the facility is 36 months with an optional redemption by JRM after 18 months, with no financial covenants. The non-financial covenants and certain other terms and conditions of the $25 million letter of credit facility are similar to those set forth in the indenture relating to the JRM Secured Notes. This facility has a 14.5% participation fee and letters of credit are charged at a 0.125% issuance fee.

     As of March 31, 2005, MII had outstanding performance guarantees for three JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $102 million) relate to projects which have been completed and are in the warranty periods, the latest of which would expire in January 2006. On April 13, 2005 the warranty period expired on one of the projects reducing MII’s guarantee exposure by $33 million. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims.

     MI expects to meet its cash needs in 2005 through intercompany borrowings from BWXT, which BWXT may fund through operating cash flows or borrowings under its credit facility. MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments.

     At March 31, 2005, we had total restricted cash and cash equivalents of $168.3 million, of which $108.5 million was classified as non-current. The restricted cash and cash equivalents include the following: $76.6 million serves as collateral for letters of credit; $0.3 serves as collateral for foreign exchange trading and other financial obligations; $39.6 million is required to meet reserve requirements of our captive insurance companies; $44.2 million of proceeds from asset sales by JRM is held in a separate account (classified as noncurrent) in order to ensure that JRM’s use of those proceeds will comply with the applicable requirements of the indenture relating to the JRM Secured Notes; and $7.6 million is held in restricted foreign accounts. The $44.2 million of proceeds from JRM’s asset sale is classified as noncurrent since the funds are expected to be used to finance capital expenditures. In addition, $64.3 million of the cash serving as collateral for letters of credit is classified as noncurrent because the associated letters of credit have expiration dates beyond one year from March 31, 2005.

     At March 31, 2005 and December 31, 2004, our balance in cash and cash equivalents on our consolidated balance sheets includes approximately $12.7 million and $10.6 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.

     Our working capital, excluding restricted cash and cash equivalents, improved by approximately $27.1 million from a negative $53.2 million at December 31, 2004 to a negative $26.1 million at March 31, 2005.

     Our net cash provided by operations was approximately $72.1 million for the quarter ended March 31, 2005 compared to cash used in operations of approximately $37.4 million for the quarter ended March 31, 2004. This increase was attributable to higher net income and favorable cash flows from our net contracts in progress and advance billings from our Marine Construction Services segment.

     Our net cash used in investing activities increased approximately $26.5 million to $9.1 million for the quarter ended March 31, 2005 from cash provided by investing activities of $17.4 million for the quarter ended March 31, 2004. This increase is attributable to higher capital expenditures in 2005 and a decrease in restricted cash and cash equivalents.

     Our net cash provided by financing activities increased $25.0 million from net cash used in financing activities in the quarter ended March 31, 2004 totaling $22.9 million compared to net cash provided by financing activities in the quarter ended March 31, 2005 of $2.1 million. In the three months ended March 31, 2004 we had a decrease in short-term borrowings totaling $22.6 million attributable to the re-payment of outstanding borrowings.

     At March 31, 2005, we had investments with a fair value of $44.6 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of March 31, 2005, we had pledged approximately $41.3 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

     As of March 31, 2005, MII had outstanding performance guarantees for four Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2007, were all executed in 2001 and have a cap of $71 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of March 31, 2005, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.

     On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. B&W had no borrowings outstanding under this facility at March 31, 2005 or December 31, 2004. Letters of credit outstanding under the DIP Credit Facility at March 31, 2005 totaled approximately $188.6million. On December 21, 2004 this facility was amended with a two year extension and increased from $227 million to $250 million. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. See Note 8 to our consolidated financial statements included in this report for further information on the DIP Credit Facility.

     As of March 31, 2005, MII, MI and BWICO have agreed to indemnify B&W for customer draws on $17.3million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W’s Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, should customer draws occur on a significant amount of these letters of credit requiring MII, MI and BWICO, either individually or combined, to satisfy their primary, guaranty or indemnity obligations, the liquidity of MII, MI and BWICO would not be strained. In addition, as of March 31, 2005, MII guaranteed surety bonds of approximately $47.8million, of which $43.6 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

     As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to us.

     See Note 8 to our consolidated financial statements included in this report for additional information regarding B&W.

     See Note 1 to the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of March 31, 2005, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission due to the material weaknesses as of December 31, 2004 relating to account reconciliations and access controls to application programs and data described in our 2004 Annual Report on Form 10-K. However, our management has concluded that, based on additional procedures performed by us, our financial statements included in this Report on Form 10-Q, present fairly, in all material respects, the financial position of the Company at March 31, 2005 and December 31, 2004, and the results of our operations and cash flows for the three months ended March 31, 2005 and March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. We are continuing our efforts to remediate our material weaknesses disclosed in our 2004 annual report on Form 10-K. In regards to our material weakness regarding account reconciliations, we have hired a new controller for our Eastern Hemisphere operations in JRM and have increased the staffing levels in JRM’s accounting functions. Concerning our material weaknesses with respect to access to financial applications and data, we have hired a senior manager for compliance and remediation; contracted with an independent third party to provide additional guidance and expertise with our remediation efforts; reviewed our internal policies and procedures and test plans to determine deficiency remediation requirements; and began a search for security tracking tools to monitor privileged users with access to critical data. Other than discussed above, there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     For information regarding ongoing investigations and litigation, see Note 5 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item. In addition, see Note 8 to the condensed consolidated financial statements included in this report regarding B&W’s potential liability for nonemployee asbestos claims and the Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000, which we incorporate by reference into this Item.

Item 5. Other Information

     The Company maintains an Executive Incentive Compensation Plan (“EICP”), which is a cash bonus plan in which a number of employees and officers participate. On May 9, 2005, the Company established the specific EICP target award and performance goals relating to John T. Nesser, III for the year ending December 31, 2005. The EICP target award for Mr. Nesser is 55% of his 2005 annual base salary and the performance goals are based upon weighted business plan and individual goals. The business plan goals consist of three specific operating income goals based upon the combined operating income of the Company’s three principal operating groups which determine minimum, target and maximum bonus awards.

Mr. Nesser’s individual goals include general reductions against budgeted costs for litigation claims and risk management activities and the implementation of additional methods for facilitating board communications.

     In May 2005, we amended our Insider Trading policies to permit the purchase and sale of MII stock by directors, officers and other employees pursuant to pre-arranged written trading plans adopted in accordance with our policies and the SEC’s Rule 10b5-1. Accordingly, from time to time, our directors, officers and employees may adopt trading plans pursuant to Exchange Act Rule 10b5-1(c).

Item 6. Exhibits

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

McDERMOTT INTERNATIONAL, INC.

/s/ Francis S. Kalman

By:	Francis S. Kalman Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)

May 9, 2005

EXHIBIT INDEX

Exhibit	Description
3.1*	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.