Form 10-Q
period 2005-06-30
MCDERMOTT INTERNATIONAL INC
filed 2005-08-04
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
The number of shares of the registrant’s common stock outstanding at July 29, 2005 was 68,981,944.

M c D E R M O T T  I N T E R N A T I O N A L ,  I N C.
I N D E X — F O R M 1 0 - Q

PART I
McDERMOTT INTERNATIONAL, INC.
FINANCIAL INFORMATION
     Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$261,378	$259,319
Restricted cash and cash equivalents	111,767	111,455
Investments	42,651	—
Accounts receivable — trade, net	234,281	226,731
Accounts receivable from The Babcock & Wilcox Company	3,443	6,121
Accounts and notes receivable — unconsolidated affiliates	57,643	29,330
Accounts receivable — other	31,746	71,522
Contracts in progress	68,119	72,355
Deferred income taxes	18,813	9,813
Other current assets	15,318	13,277

Total Current Assets	845,159	799,923

Restricted Cash and Cash Equivalents	51,747	66,498

Property, Plant and Equipment	1,102,604	1,087,314
Less accumulated depreciation	796,262	780,225

Net Property, Plant and Equipment	306,342	307,089

Investments	60,069	41,884

Goodwill	12,926	12,926

Other Assets	212,327	158,612

TOTAL	$1,488,570	$1,386,932

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$4,250	$12,009
Accounts payable	96,595	114,235
Accounts payable to The Babcock & Wilcox Company	38,890	55,180
Accrued employee benefits	62,474	79,362
Accrued liabilities — other	160,809	163,649
Accrued contract cost	76,831	81,591
Advance billings on contracts	255,739	217,053
U.S. and foreign income taxes payable	26,151	18,612

Total Current Liabilities	721,739	741,691

Long-Term Debt	260,175	268,011

Accumulated Postretirement Benefit Obligation	26,404	26,315

Self-Insurance	61,532	61,715

Pension Liability	214,493	328,852

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	117,990	112,103

Deferred Liability Associated with Babcock & Wilcox Company Pension Plan Spin-Off ( See Note 8)	117,079	—

Other Liabilities	109,112	109,688

Commitments and Contingencies.

Stockholders’ Deficit:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 71,038,199 at June 30, 2005 and 69,560,726 at December 31, 2004	71,038	69,561
Capital in excess of par value	1,139,969	1,122,055
Accumulated deficit	(957,553)	(1,060,908)
Treasury stock at cost, 2,231,860 shares at June 30, 2005 and 2,341,902 at December 31, 2004	(61,559)	(64,625)
Accumulated other comprehensive loss	(331,849)	(327,526)

Total Stockholders’ Deficit	(139,954)	(261,443)

TOTAL	$1,488,570	$1,386,932

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$515,136	$499,817	$954,251	$999,151

Costs and Expenses:
Cost of operations	417,112	426,804	780,144	892,372
Selling, general and administrative expenses	50,657	45,526	95,935	89,118

	467,769	472,330	876,079	981,490

Equity in Income of Investees	7,398	8,197	17,269	15,940

Operating Income	54,765	35,684	95,441	33,601

Other Income (Expense):
Interest income	5,494	872	8,408	1,820
Interest expense	(8,923)	(8,213)	(18,619)	(16,684)
Increase in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	(6,355)	(4,383)	(5,887)	(1,972)
Other-net	2,528	912	5,298	2,115

	(7,256)	(10,812)	(10,800)	(14,721)

Income before Provision for (Benefit from) Income Taxes	47,509	24,872	84,641	18,880

Provision for (Benefit from) Income Taxes	(33,410)	13,087	(18,714)	17,962

Net Income	$80,919	$11,785	$103,355	$918

Earnings per Common Share:
Basic	$1.20	$0.18	$1.54	$0.01
Diluted	$1.12	$0.17	$1.45	$0.01

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
Net Income	$80,919	$11,785	$103,355	$918

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(1,162)	(26)	(1,377)	(26)
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(2,885)	508	(5,859)	(2,150)
Reclassification adjustment for losses (gains) included in net income (loss)	1,394	(136)	3,186	300
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	(208)	9	(274)	(8)
Reclassification adjustment for gains included in net income (loss)	1	—	1	(1)

Other Comprehensive Income (Loss)	(2,860)	355	(4,323)	(1,885)

Comprehensive Income (Loss)	$78,059	$12,140	$99,032	$(967)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$103,355	$918

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,040	19,426
Income of investees, less dividends	(6,261)	(6,689)
Gain on asset disposals and impairments — net	(2,540)	(2,953)
Benefit from deferred taxes	(50,065)	(7,996)
Increase in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	5,887	1,972
Other	11,972	1,200
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,878	(4,633)
Net contracts in progress and advance billings	42,822	(24,102)
Accounts payable	(33,919)	12,130
Accrued and other current liabilities	(6,787)	(7,332)
Income taxes	7,539	13,748
Accrued employee benefits	(16,852)	(3,129)
Other, net	(3,808)	(6,197)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	74,261	(13,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	14,439	12,172
Purchases of property, plant and equipment	(22,782)	(8,111)
Purchases of available-for-sale securities	(194,307)	(34,965)
Sales of available-for-sale securities	2,450	5,140
Maturities of available-for-sale securities	131,545	30,025
Proceeds from asset disposals	8,690	6,601
Other	(4,657)	(1)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(64,622)	10,861

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(12,734)	—
Decrease in short-term borrowing	—	(36,750)
Issuance of common stock	4,928	281
Debt issuance costs	(940)	—
Other	1,210	(857)

NET CASH USED IN FINANCING ACTIVITIES	(7,536)	(37,326)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(44)	6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,059	(40,096)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	259,319	174,790

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$261,378	$134,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$9,394	$16,939
Income taxes — net (1)	$32,258	$24,428

(1)	Income tax payments are gross amounts and do not include reimbursements received from The Babcock & Wilcox Company of $3.7 and $12.8 million, respectively, for the six months ended June 30, 2005 and 2004.
See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
     We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures consistent with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the six-month period ended June 30, 2005. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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
     Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.
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
     Due to the Chapter 11 filing, we stopped consolidating the results of operations of B&W and its subsidiaries in our condensed consolidated financial statements, and we began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. On December 19, 2002, drafts of a consensual joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the settlement of the B&W Chapter 11 proceedings. We revalue this estimate on a quarterly basis to reflect current conditions. For the six months ended June 30, 2005 and 2004, the revaluation of the estimated cost of the settlement resulted in an aggregate increase in the provision of $6.8 million and $1.3 million, respectively, primarily due to changes in interest rates and our stock price. The increase in the provision includes tax expenses (benefits) of $1.0 million and ($0.7) million for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, our estimate for the cost of the settlement is $146.7 million.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Net income (loss), as reported	$80,919	$11,785	$103,355	$918
Add back: stock-based compensation cost included in net income (loss), net of related tax effects	1,662	985	2,689	681
Deduct: total stock-based compensation cost determined under fair-value- based method, net of related tax effects	(1,609)	(1,839)	(3,343)	(3,418)

Pro forma net income (loss)	$80,972	$10,931	$102,701	$(1,819)

Earnings (loss) per share:
Basic, as reported	$1.20	$0.18	$1.54	$0.01
Basic, pro forma	$1.20	$0.17	$1.53	$(0.03)

Diluted, as reported	$1.12	$0.17	$1.45	$0.01
Diluted, pro forma	$1.12	$0.16	$1.44	$(0.03)
NOTE 3 — PENSION PLANS AND POSTRETIREMENT BENEFITS
     Components of net periodic benefit cost are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
Service cost	$4,702	$6,931	$10,323	$13,861	$—	$—	$—	$—
Interest cost	18,561	29,415	41,106	58,832	570	623	1,140	1,247
Expected return on plan assets	(20,242)	(31,642)	(45,036)	(63,285)	—	—	—	—
Amortization of prior service cost	599	604	1,225	1,208	—	—	—	—
Recognized net actuarial loss	5,584	12,070	13,037	24,142	416	389	833	778

Net periodic benefit cost	$9,204	$17,378	$20,655	$34,758	$986	$1,012	$1,973	$2,025

     Effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a plan sponsored by B&W. Approximately 46% of the participants in the MI pension plan at January 30, 2005 transferred to the new B&W sponsored plan. As of June 30, 2005, we have recorded our best estimate of this transaction based on data received from our actuary and we reduced our Pension Liability by approximately $117.1 million and recorded a long term liability — Deferred Liability Associated with Babcock & Wilcox Company Pension Plan Spin-Off . Under this new plan B&W becomes the primary obligor, however, under the Internal Revenue Code and ERISA guidelines B&W remains a member of MI’s controlled group. We currently expect this deferred liability to remain pending final resolution of the B&W Chapter 11 proceedings. We will update the estimated transfer quarterly until the actual transfer amount is settled among all parties.

NOTE 4 — ACCUMULATED OTHER COMPREHENSIVE LOSS
     The components of accumulated other comprehensive loss included in stockholders’ deficit are as follows:

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$(30,618)	$(29,241)
Net Unrealized Loss on Investments	(320)	(47)
Net Unrealized Gain on Derivative Financial Instruments	(132)	2,541
Minimum Pension Liability	(300,779)	(300,779)

Accumulated Other Comprehensive Loss	$(331,849)	$(327,526)

NOTE 5 — COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
     The injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 currently extends through October 10, 2005. We intend to seek extensions of the preliminary injunction periodically through the pendancy of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues, although modifications to the nature and scope of the injunction may occur. See Note 8 to the condensed consolidated financial statements for information regarding B&W’s potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.
     On June 1, 2005, a proceeding entitled Iroquois Falls Power Corp vs. Jacobs Canada Inc., et al, was filed in the Superior Court of Justice, in Ontario, Canada, alleging damages of approximately $16 million (Canadian) for remedial work, loss of profits and related engineering/redesign costs due to the alleged breach by Jacobs Canada Inc. (formerly Delta Hudson Engineering Limited (“Delta”)), of its engineering design obligations relating to the supply and installation of heat recovery steam generators (“HRSGs”). In addition to Jacobs, the proceeding names as defendants MI, which provided a guarantee to certain obligations of its then affiliate, Delta, and two bonding companies with whom MII entered into an indemnity arrangement. Pursuant to a subcontract with Delta, B&W supplied and installed the HRSGs at issue. The matter is in the initial stages and no trial date has been set. We plan to vigorously defend the matter. Additionally, in the event of any liability, we believe B&W, as supplier and installer of the HRSGs, would be responsible for any damages, including pursuant to the proposed consensual joint plan of reorganization of the B&W Chapter 11 proceedings. However, the ultimate outcome of these proceedings is uncertain, and an adverse ruling could have a material adverse impact on our consolidated financial position, results of operations and cash flow.
     On August 13, 2003, a proceeding entitled Citgo Petroleum Corporation and PDV Midwest Refinery L.L.C. vs. McDermott International, Inc, et al, was filed in the Circuit Court of Cook County, Illinois, alleging claims against B&W, MII, JRM, MI, and J. Ray McDermott, Inc. (“JRMI”) for damages in connection with the manufacture and sale by a former B&W division of a pipe fitting in 1981 that allegedly caused an August 14, 2001 fire at a refinery in the Chicago, Illinois area, which refinery is owned and operated by the plaintiffs. Plaintiffs now seek damages of approximately $600 million, including claims for damage to property and consequential damages. On October 22, 2004, the claims against MII, JRM, JRMI and MI were dismissed by the court without prejudice to the ability of plaintiff to refile such claims against those entities upon the showing of appropriate evidence. On March 2, 2005, B&W filed a third party claim against the former owner of the refinery, Unocal Corporation, seeking contribution and indemnity. Citgo’s insurers and Certain Underwriters at Lloyd’s, London (“Lloyd’s”), have intervened in this action for recovery of amounts paid to

Citgo under business interruption policies. On March 10, 2005, B&W filed a motion with the bankruptcy court in the B&W Chapter 11 proceedings to stay the Citgo litigation until the completion of the B&W Chapter 11 proceedings, which motion was opposed by Citgo and Lloyd’s. The bankruptcy court hearing on the motion to stay the case has been deferred until December 13, 2005 by agreement of the parties and discovery is proceeding. Unocal has filed motions seeking to be dismissed from the case which will likely be heard this fall. The court has indicated that trial will be held no earlier than the first quarter of 2006. We intend to vigorously defend the claims against B&W and pursue the claims against Unocal Corporation. Additionally, we believe that we have insurance coverage for these claims up to the applicable limits of liability of $375 million under our insurance policies in the event of a finding of liability. However, our insurer who provides $125 million in coverage for liability in excess of $200 million has denied coverage and our insurer who provides $50 million in coverage for liability in excess of $325 million has reserved its rights to deny coverage. We do not believe that any material loss with respect to these matters is likely, however, the ultimate outcome of the proceedings is uncertain, and an adverse ruling, should insurance not be available, or should any judgment exceed the available coverage, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.
     On July 8, 2003, Bay Ltd. (“Bay”), a subcontractor for two of JRMI’s Spar projects, the Medusa and Devils Tower projects, filed a demand for arbitration in Houston, Texas seeking approximately $32.2 million in damages and asserting various liens against the Medusa and Devils Tower facilities. Bay subsequently dismissed this arbitration demand for procedural reasons. JRMI filed its own demand for arbitration in Houston, Texas, seeking damages against Bay arising from Bay’s performance of work on the Devils Tower project. Bay filed counterclaims in that action, including claims for fraud, and seeking in excess of $8.7 million and punitive damages for the Devils Tower project. The claims between JRMI and Bay concerning the Devils Tower Spar were arbitrated on June 23, 2005 through July 1, 2005. The arbitrator has taken the matter under consideration.
     On July 17, 2003, JRMI filed a Complaint for Injunctive Relief and Damages in the U.S. District Court for the Eastern District of Louisiana with regard to claims against Bay arising from Bay’s performance of work on the Medusa project. In that complaint, JRMI seeks in excess of $10 million as a result of Bay’s various breaches of contract. Bay has asserted counterclaims in the proceedings seeking damages of approximately $24 million, enforcement of its alleged lien rights, and claims for fraud and punitive damages. JRMI and Bay have entered into a term sheet agreeing to settle this matter regarding the Medusa project, which is subject to the execution of a mutually agreeable final settlement document. The settlement is confidential and is included in our provision for estimated losses as part of related contract costs.
     We plan to vigorously prosecute our claims in the remaining proceedings with Bay and defend the counterclaims. We have provided for our estimated losses in these matters as part of related contract costs, and we do not believe any additional material loss with respect to these matters is likely. However, the ultimate outcome of the remaining proceedings is uncertain and an adverse ruling could have a material adverse impact on our consolidated financial position, results of operations and cash flow.
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

     After trial on the issue of liability only, the Louisiana federal district court entered into an order on April 5, 2002 against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superceding cause of the loss. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary’s similar motion for dismissal against Texaco’s builder’s risk underwriters. A final judgment was entered by the district court on October 30, 2003, from which an appeal was taken by Texaco’s builder’s risk insurers. Oral argument was heard in May 2005 before the U.S. Fifth Circuit Court of Appeal. In the fourth quarter of 2003, Texaco, Operator Subsidiary, Owner Subsidiary and JRM’s underwriters settled Texaco’s claims for consequential damages. A subsidiary of JRM has an agreement with our insurers under which, based on this settlement, it is obligated to pay $1.25 million per year through 2008 as an adjustment to premiums of prior years. This agreement resulted in a charge of approximately $5.4 million for the year ended December 31, 2003. A decision in the arbitration proceeding with regard to the Operator Subsidiary’s claims was rendered in April 2004, and an amount totaling approximately $6.0 million in excess of JRM’s net receivable was awarded to the Operator Subsidiary. Under the terms of the agreements that provided for the arbitration, the amount of the award is confidential. In a filing made in federal court in the Southern District of Texas, which presides over the Texaco antitrust claims relating to this project among others, Texaco has moved to vacate or modify the award. The Operator Subsidiary filed an opposition to Texaco’s motion and has filed its own motion to confirm the award. The court held a hearing on May 11, 2005 to consider these motions and has taken the matter under consideration. A mediation was held in late March 2005 with Chevron Texaco, Marathon, Heerema and the JRM affiliates with regard to the Petronius arbitration award and antitrust claims, and, as discussed in our Form 10-Q for the quarter ending March 31, 2005, did not resolve this matter.
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
     On or about May 29, 2003, a proceeding entitled Jose Fragoso, et al v. American Optical Corp., et al was filed in the 404th Judicial District Court of Cameron County, Texas, by approximately 160 plaintiffs who alleged negligence and claimed unspecified damages for exposure to silica while working at an unspecified location. Nine similar lawsuits were filed on behalf of approximately 568 additional plaintiffs in the same county by the same law firm. The number of plaintiffs was subsequently reduced to approximately 268. JRMI and the plaintiffs have entered into a term sheet agreeing to settle this matter, which is subject to the execution of a mutually agreeable final settlement document.
     On August 29, 2003, a proceeding entitled Eli Aguilar, et al. v. American Optical Corporation, et al. was filed by approximately 170 plaintiffs in the Judicial District Court for Nueces County, Texas. The majority of plaintiffs appear to be non-JRM employees, who allege unspecified damages for exposure to silica on premises allegedly owned, operated and/or controlled by JRMI. In addition to JRMI, there are other defendants, including premises defendants and suppliers. JRMI and the plaintiffs have entered into a term sheet agreeing to settle this matter, which is subject to the execution of a mutually agreeable final settlement document.
     In 2003, we received a favorable arbitration award for one of our claims related to a project in India completed in the 1980s. The award, which with interest and costs is approximately $50 million, was appealed to the India Supreme Court. The Court has heard the appeal and the matter is under consideration. Additionally, on May 28, 2005, we received a favorable award for the remainder of our claim in the approximate amount of $48 million, including interest and costs. The second award is also subject to appeal. We have not recognized as income any amounts associated with either award, as collection of these amounts is uncertain.
     Other than as noted above, the following legal proceedings have had no material change in status from that disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2004:
•	The lawsuit filed by Donald F. Hall, Mary Ann Hall and others against B&W and Atlantic Richfield Company, referred to as the “Hall Litigation” in our annual report, as well as the controversy between B&W and its insurers as to the amount of coverage available under the liability policies covering the facilities involved in this litigation;

•	The April 2001 complaints against MII and B&W filed by a group of insurers that includes certain underwriters at Lloyd’s London and Turegum Insurance Company who have previously provided insurance to B&W under our excess liability policies;

•	The August 2003 adversary proceeding against B&W and MII commenced by certain underwriters at Lloyd’s London and certain London Market companies;

•	The November 2001 adversary proceedings filed by The Travelers Indemnity Company and Travelers Casualty and Surety Company against B&W, MII and MI;

•	The April 2001 declaratory judgment action filed in the B&W Chapter 11 proceedings against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. asserting that B&W was insolvent at the time of a corporate reorganization that we completed in the fiscal year ended March 31, 1999;

•	The August 2003 adversary proceedings filed in the Eastern District of Louisiana against MII and MI and similar actions against B&W in the Bankruptcy Court by Continental Insurance Co.;

•	The August 2003 proceedings entitled Barrera et al., v. McDermott International, Inc., et al., filed in the 94th Judicial District Court, Nueces County, Texas, by approximately 550 plaintiffs against MII and affiliates of JRM, alleging exposure to lead-contaminated paint in our Harbor Island facility;

•	The August 2004 proceedings involving certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), who filed a declaratory judgment in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, JRMI and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts, and an environmental claim involving B&W; and

•	The lawsuit filed by Shell Offshore, Inc. and related entities against MII, JRM, MI, McDermott-ETPM, Inc. various JRM subsidiaries, HeereMac, Heerema, and others, referred to as the “Shell Litigation” in our annual report, as well as the similar lawsuits filed and consolidated under the Shell Litigation.
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
Other
     As of June 30, 2005, MII had outstanding performance guarantees for two JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. These guarantees (with a total aggregate cap of $70 million) relate to projects which have been completed and are in the warranty periods, the latest of which expires in December 2005. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims.
     As of June 30, 2005, MII had outstanding performance guarantees for four contracts executed by Volund, a subsidiary of B&W. These guarantees, the last of which will expire on December 31, 2007, were all executed in 2001 and have a cap of $66 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of June 30, 2005, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.
     At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146.5 million, which were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24.9 million, which were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of the debtor-in-possession revolving credit and letter of credit facility (the “DIP Credit Facility”) is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of June 30, 2005, approximately $15.9 million in letters of credit has been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit. All previous preexisting letters of credit have expired.
     MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of June 30, 2005, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $40.9 million, of which $36.8 million related to the business operations of B&W and its subsidiaries.
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects. This project included a limited term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of June 30, 2005. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek recoveries from B&W’s subsidiary for costs incurred in satisfying the customer claim. If the surety should seek recovery from B&W’s subsidiary in this instance, we believe that B&W’s subsidiary has adequate liquidity to satisfy its obligations. However, if claims are made by the surety against B&W’s subsidiary, and B&W’s subsidiary is unable to satisfy its obligations, MII could ultimately have to satisfy any claims. This surety bond is not included in our disclosures above as the project is deemed complete and in the warranty phase. In addition, BWICO has provided a parent company guarantee to the customer of the B&W subsidiary for contract performance associated with this project.
     In the three months ended June 30, 2005, we reversed our federal deferred tax asset valuation allowance totaling approximately $50.4 million, which eliminates our MI federal deferred tax asset valuation allowance associated with our minimum pension liability discussed below. SFAS 109 “Accounting for Income Taxes” provides that a valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. SFAS 109 also provides that all positive and negative evidence must be evaluated in determining the need for a valuation allowance. In the June 2005 quarter, our BWXT subsidiary received contract extensions on its management contracts for the Y-12 and Pantex sites from the National Nuclear Security Administration. In addition, we have evaluated our forecast of pre-tax income at MI on a going concern basis, and based on cumulative positive pre-tax income at MI in the recent three years including forecasted pre-tax income for 2005, and a forecast of positive pre-tax income in the future, have determined that we no longer require a federal deferred tax asset valuation allowance. This federal deferred tax asset valuation allowance was originally recorded in 2002 as an adjustment to Other Comprehensive Income at MI generated by an increase to MI’s Minimum Pension Liability. The gross deferred tax asset on this item was reduced substantially based on the spin-off of the B&W portion of MI’s pension plan to B&W. Under the guidelines of SFAS No. 109 we are reversing the remaining component of this federal valuation allowance through current period earnings by a credit to our provision for income taxes totaling approximately $50.4 million.
NOTE 6 — SEGMENT REPORTING
     Beginning January 1, 2005 pension expense attributable to the BWXT pension plan previously recorded in Corporate is now recorded in our Government Operations segment. The amount recorded in our Government Operations segment for the three and six months ended June 30, 2005 totals approximately $5.3 and $10.6 million, respectively, which was the approximate amount recorded in Corporate for the three and six months ended June 30, 2004. In addition, effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a new pension plan sponsored by B&W. Prior to January 31, 2005, pension expense attributable to this B&W sponsored plan was recorded in Corporate. In the six months ended June 30, 2005, Corporate recorded approximately $2.3 million of expense attributable to the B&W pension plan (which represents one month of expense prior to the spin-off) compared to approximately $19.3 million in the six months ended June 30, 2004. An analysis of our operations by segment is as follows:
     Segment Information for the Three and Six Months Ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
REVENUES:
Marine Construction Services	$355,228	$359,334	$641,831	$725,142
Government Operations	159,940	140,490	312,533	274,019
Adjustments and Eliminations(1)	(32)	(7)	(113)	(10)

	$515,136	$499,817	$954,251	$999,151

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Marine Construction Services Transfers	$12	$7	$62	$10
Government Operations Transfers	20	—	51	—

	$32	$7	$113	$10

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
OPERATING INCOME:
Segment Operating Income (Loss):
Marine Construction Services	$30,832	$21,520	$57,715	$16,265
Government Operations	22,642	23,874	37,056	37,186
Power Generation Systems	(219)	(223)	(438)	(445)

	$53,255	$45,171	$94,333	$53,006

Gain (Loss) on Asset Disposal and Impairments — Net:

Marine Construction Services	$242	$(154)	$2,534	$337
Government Operations	2	854	6	1,004
Power Generation Systems	—	1,612	—	1,612

	$244	$2,312	$2,540	$2,953

Equity in Income (Loss) of Investees:

Marine Construction Services	$(175)	$746	$(269)	$1,909
Government Operations	7,092	7,180	16,715	13,427
Power Generation Systems	481	271	823	604

	$7,398	$8,197	$17,269	$15,940

Segment Income (Loss):

Marine Construction Services	$30,899	$22,112	$59,980	$18,511
Government Operations	29,736	31,908	53,777	51,617
Power Generation Systems	262	1,660	385	1,771

	60,897	55,680	114,142	71,899
Corporate	(6,132)	(19,996)	(18,701)	(38,298)

TOTAL	$54,765	$35,684	$95,441	$33,601

NOTE 7 — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except shares and per share amounts)
Basic:

Net income for basic computation	$80,919	$11,785	$103,355	$918

Weighted average common shares	67,602,303	65,524,948	67,188,271	65,398,526

Basic earnings per common share	$1.20	$0.18	$1.54	$0.01

Diluted:

Net income for diluted computation	$80,919	$11,785	$103,355	$918

Weighted average common shares (basic)	67,602,303	65,524,948	67,188,271	65,398,526
Effect of dilutive securities:
Stock options and restricted stock	4,555,412	1,955,159	4,297,700	2,127,171

Adjusted weighted average common shares and assumed conversions	72,157,715	67,480,107	71,485,971	67,525,697

Diluted earnings per common share	$1.12	$0.17	$1.45	$0.01
NOTE 8 — THE BABCOCK & WILCOX COMPANY
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
     On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting B&W derivative asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including BWXT, MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through October 10, 2005. We intend to seek extensions of the preliminary injunction periodically through the pendency of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues, although modifications to the nature and scope of the injunction may occur.

Settlement Negotiations
     We reached an agreement in principle with the Asbestos Claimants Committee (“ACC”) and the Future Claimants Representative (“FCR”) concerning a potential settlement for the B&W Chapter 11 proceedings. That agreement in principle includes the following key terms:
•	MII would effectively assign all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

•	MII and all its subsidiaries would assign, transfer or otherwise make available their rights to all applicable insurance proceeds to the trust.

•	MII would issue 4.75 million shares of restricted common stock and cause those shares to be transferred to the trust. The resale of the shares would be subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trust would also be subject to an MII right of first refusal. If any of the shares issued to the trust are still held by the trust after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would effectively guarantee that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. In the event this guarantee materialized, MII would be able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elects to issue shares to satisfy this guaranty obligation, it would not be required to issue more than 12.5 million shares.

•	MI would issue promissory notes to the trust in an aggregate principal amount of $92 million. The notes would be unsecured obligations and would provide for payments of principal of $8.4 million per year to be payable over 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would be guaranteed by MII.

•	MII and all of its subsidiaries, including its captive insurers, and all of their respective directors and officers, would receive the full benefit of the protections afforded by Section 524(g) of the Bankruptcy Code with respect to personal injury claims attributable to B&W’s use of asbestos and would be released and protected from all pending and future asbestos-related claims stemming from B&W’s operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including, but not limited to, claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

•	The proposed settlement is conditioned on the approval by MII’s Board of Directors of the terms of the settlement outlined above.
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
          The Bankruptcy Court commenced hearings on the confirmation of the proposed plan of reorganization on September 22, 2003. On November 9, 2004, the Bankruptcy Court entered its Amended Findings of Fact and Conclusions of Law Regarding Core Matters and Proposed Finding of Fact, Conclusions of Law and Recommendations to the District Court With Respect to Non-Core Matters (the “Amended Findings and Conclusions”). In its Amended Findings and Conclusions, the Bankruptcy Court recommended to the District Court that the Plan be confirmed. Also on November 9, 2004, the Bankruptcy Court entered an order making findings of fact and conclusions of law on core matters and making recommendations to the District Court on non-core matters (“Nov. 9th Order”). Various parties have filed appeals and/or objections to the Amended Findings and Conclusions and the Nov. 9th Order. The Plan Proponents have filed a cross-appeal with respect to a bankruptcy law issue that relates to American Nuclear Insurers’ policies. Briefing and other filings regarding the parties’ appeals and objections were completed on May 31, 2005, and the District Court heard oral argument on July 21, 2005. The District Court has not yet ruled on the various appeals and objections and the timing of any ruling by the District Court is uncertain. Following the ruling by the District Court, any unsatisfied party may appeal the ruling to the Fifth Circuit Court of Appeals.
          At a special meeting of our shareholders on December 17, 2003, our shareholders voted on and approved a resolution relating to the proposed settlement that would resolve the B&W Chapter 11 proceedings. The shareholders’ approval of the resolution is conditioned on the subsequent approval of the proposed settlement by MII’s Board of Directors. We would become bound to the settlement only when the joint plan of reorganization becomes effective, and the plan of reorganization cannot become effective without the approval of the Board within 30 days prior to the effective date of the plan. The Board’s decision on whether to approve the proposed settlement will be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of any potential federal legislation concerning asbestos liabilities, including “The Fairness in Asbestos Injury Resolution (FAIR) Act of 2005” (H.R. 1360) introduced as a bill in March 2005 in the U.S. House of Representatives, and Senate Bill S. 852 introduced in the U. S. Senate on April 19, 2005 and reported favorably out of the Senate Judiciary Committee on June 16, 2005. Both H.R. 1360 and S. 852 would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims.
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
          It is not possible to determine whether S. 852 or H.R. 1360 will be presented for a vote or adopted by the full Senate or the House of Representatives, or signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W, the other Debtors, the Chapter 11 proceedings, or us. We anticipate that, during the legislative process, the terms of S. 852 and H.R. 1360 will change and that any such changes may be material to the impact of such on B&W, the other Debtors, and us. In light of continuing opposition to the legislation by certain groups, as well as other factors, we cannot currently predict whether S. 852 or H.R. 1360 will be enacted or, if enacted, how either would impact the B&W Chapter 11 proceedings, the Debtors or our company.
     As previously noted, as of December 31, 2002, we established an estimate for the cost of the proposed settlement of $110 million, including tax expense of $23.6 million, reflecting the present value of our contemplated contributions to the trusts as outlined above. As of June 30, 2005, we have updated our estimated cost of the proposed settlement to reflect current conditions, and for the six months ended June 30, 2005, we recorded an aggregate increase in the provision of $6.8 million, including associated tax expense of $1.0 million. The provision for the estimated cost of the proposed settlement is comprised of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Promissory notes to be issued	$91,426	$93,287
MII common shares to be issued	99,750	87,210
Share price guaranty obligation	—	2,501
Other	3,435	3,435
Estimated impact of tax separation and sharing agreement	(37,847)	(34,276)
Forgiveness of certain intercompany balances	(38,774)	(40,054)

Total	$117,990	$112,103
Plus: tax expense	28,710	27,757

Net provision for estimated cost of settlement	$146,700	$139,860

     The fair value of the promissory notes to be issued was based on the present value of future cash flows discounted at borrowing rates currently assumed to be available for debt with similar terms and maturities. The MII common shares to be issued were valued at our per share closing stock price on June 30, 2005 and December 31, 2004 of $21.00 and $18.36, respectively. The fair value of the share price guaranty obligation as of each of those dates was based on a present value calculation using our closing stock price on that date, assuming the number of shares to be issued was zero and 0.2 million at June 30, 2005 December 31, 2004, respectively. Since our stock price closed at $21.00 at June 30, 2005, the fair value of our $19.00 share price guarantee at June 30, 2005 is zero. The estimated impact of the tax separation and sharing agreement was based on a present value of projected future tax reimbursements to be received pursuant to such arrangement between MI and B&W. If the proposed settlement is finalized, the final value of the overall settlement may differ significantly from the estimates currently recorded depending on a variety of factors, including changes in market conditions and the market value of our common shares when issued. Accordingly, we will revalue the estimate of the proposed settlement on a quarterly basis and at the time the securities are issued.
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
     From time to time, including the quarter ended June 30, 2005 and subsequently, the parties to the proposed settlement discuss various alternatives to the proposed settlement agreement and/or portions thereof. Any such material modifications would require agreement by various constituencies, including the Bankruptcy Court, our Board of Directors and, possibly, our shareholders.
     If the proposed settlement is not finalized, we would be subject to various risks and uncertainties associated with the pending and future asbestos liability of B&W and the other Debtors (in the absence of federal legislation that comprehensively resolves those liabilities on terms that are not materially less favorable to us than the terms of the proposed settlement). These risks and uncertainties include potential future rulings by the presiding courts that could be adverse to us and the risks and uncertainties associated with appeals from the ruling issued by the Bankruptcy

Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999, and the related ruling issued on April 17, 2002.
Remaining Issues to Be Resolved
     Even assuming all requisite approvals of the proposed plan of reorganization and the proposed settlement are obtained, there are a number of issues and matters to be resolved prior to finalization of the B&W Chapter 11 proceedings. Remaining issues and matters to be resolved include, among other things, the following:
•	the ultimate asbestos liability of the Debtors;

•	the outcome of ongoing negotiations with several of our insurers as to amounts of coverage and their participation in the funding of the settlement trusts;

•	the Bankruptcy and District Courts’ decisions relating to various substantive and procedural aspects of the Chapter 11 proceedings;

•	appeals and/or objections by some of our insurers and others of the November 9, 2004 Bankruptcy Court Amended Findings and Conclusions and the November 9, 2004 Order;

•	potential appeals as to the confirmation of the plan of reorganization;

•	conversion of B&W’s debtor-in-possession financing to exit financing; and

•	insurance-related issues.
Insurance Coverage and Claims
     Prior to their bankruptcy filing, the Debtors had engaged in a strategy of negotiating and settling asbestos personal injury claims brought against them and billing the settled amounts to insurers for reimbursement. As of the date of the bankruptcy filing, a number of insurers owed receivable amounts to Debtors on account of amounts billed to these insurers for reimbursement of asbestos claims settlements by Debtors. In the event the plan of reorganization becomes effective, certain insurers have agreed to settlements as described below which would encompass most of these receivables.
     As disclosed in Note 20 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2004, multiple bar dates were set and various claims asserted in the B&W Chapter 11 proceedings. The estimated total alleged liability, as asserted by the claimants in the Chapter 11 proceeding and in filed proofs of claim, of the asbestos-related claims, including the alleged settled claims, exceeds the combined value of the Debtors and certain assets transferred by B&W to its parent in a corporate reorganization completed in fiscal year 1999 and the known available products liability and property damage insurance coverages. The Debtors filed a proposed Litigation Protocol with the U. S. District Court on October 18, 2001, setting forth the intention of the Debtors to challenge all unsupported claims and taking the position that a significant number of those claims may be disallowed by the Bankruptcy Court. The ACC and the FCR filed briefs opposing the Litigation Protocol and requesting an estimation of pending and future claims. No decision was rendered by the Court, and these matters were stayed pending the consensual settlement negotiations between the parties.
     During the course of the bankruptcy proceeding and continuing to the present, we, the ACC and FCR have been in settlement negotiations with insurers of B&W and MII that have issued the insurance policies whose rights will be assigned to the asbestos personal injury trust under the B&W plan of reorganization. The settlement negotiations generally seek to liquidate insurance policy rights into cash payments that would be paid to or for the benefit of the trust if and when the plan of reorganization becomes effective. To date, we, ACC and FCR have:
•	entered into conditional settlements with Travelers, CNA insurers, Affiliated FM, AIG, Associated International, First State, Northwestern National, the TIG/Riverstone Insurers, Arkwright, Mt. McKinley and Royal, which collectively provide for the payment of over $316.5 million in insurance proceeds to the asbestos personal injury trust if and when the plan effective date occurs, in exchange for a release of certain coverage liabilities of these insurers;

•	entered into a conditional settlement agreement with Underwriters at Lloyd’s /Equitas, under which Lloyd’s/Equitas has paid the amount of $415 million into an escrow account, which amount would be transferred to the asbestos personal injury trust if and when the plan becomes effective, in exchange for a release of coverage liability of certain Lloyd’s policies; and

•	entered into unconditional settlement agreements with two insolvent insurance company groups, the Prudential Assurance Company and the KWELM Companies, which are in the course of English insolvency proceedings. Under these settlements, in exchange for a release of certain policies, the liquidators agreed to pay a total sum in excess of $18.4 million, which amounts will be retained regardless of whether the B&W plan of reorganization becomes effective.
Under the terms of these agreements, the settling insurers would withdraw any objections to the plan of reorganization and, if and when the plan becomes effective, these insurers would receive the benefit of the plan’s Section 524(g) injunction with respect to B&W asbestos claims. Certain of the settlement payments represent discounts of up to approximately 30% from the remaining products liability limits available under the policies, however, the conditional settlements will become effective only upon the effective date of the plan and in the event the plan does not become effective, the conditional settlements will become null and void and the remaining products liability limits will be available to satisfy claims as provided under the policies. The conditional and unconditional settlements have been approved, or are in the process of being approved, by the Bankruptcy Court. We, the ACC and FCR are also engaged in settlement negotiations with other insurers of B&W, which, if agreements are reached, would be subject to the approval of the Bankruptcy Court. See Note 5 for information on legal proceedings involving Travelers, certain underwriters at Lloyd’s, Turegum Insurance Company and certain London Market companies.
Debtor-in-Possession Financing
     In connection with the bankruptcy filing, the Debtors entered into an original $300 million debtor-in-possession revolving credit facility (the “DIP Credit Facility”), which, amended, now provides for credit extensions of up to $250 million and expires in February 2007. All amounts owed under the facility have a super-priority administrative expense status in the bankruptcy proceedings. The Debtors’ obligations under the facility are (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted a security interest in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100 million in the aggregate. There were no borrowings under this facility at June 30, 2005 or December 31, 2004. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. The interest rate is our option of J.P. Morgan prime plus 1.25%, or LIBOR plus 2.5%, and letters of credit are charged at 1%.
     A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the “Pre-existing LCs”). MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of June 30, 2005, approximately $172.1 million in letters of credit had been issued under the DIP Credit Facility, of which approximately $15.9 million was to replace or backstop Pre-existing LCs. All previous preexisting letters of credit have expired.
     In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. At June 30, 2005, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $30.9 million, of which approximately $0.4 million relates to bonds issued after February 21, 2000.
     As to the guarantee and indemnity obligations related to B&W’s letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.
Financial Results and Reorganization Items
     Summarized financial data for B&W is as follows:
INCOME STATEMENT INFORMATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
Revenues	$368,913	$357,288	$713,648	$734,424
Operating Income (1)	$10,780	$32,664	$33,928	$67,706
Depreciation and Amortization	$4,345	$4,391	$8,801	$8,671
Income before Provision for (Benefit from) Income Taxes	$15,766	$34,812	$40,776	$68,317
Net Income	$6,320	$45,243	$19,040	$69,459

(1)	Included in the three and six months ended June 30, 2005 is qualified pension plan expense totaling approximately $6.8 and $11.4 million respectively and a revaluation of B&W’s asbestos liability totaling approximately $9.7 and $9.0 million respectively. In the three and six months ended June 30, 2004 the revaluation of B&W’s asbestos liability totaled $3.0 million and ($0.6) million respectively. In addition, in the three months ended June 30, 2004 a federal deferred tax asset valuation allowance adjustment was recorded as a credit to Provision for Income Taxes totaling approximately $26.2 million.
BALANCE SHEET INFORMATION

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Assets:
Current Assets	$749,181	$734,198
Noncurrent Assets	1,724,873	1,668,090

Total Assets	$2,474,054	$2,402,288

Liabilities:
Current Liabilities	$526,248	$513,308
Noncurrent Liabilities(1)	1,913,483	1,792,506
Stockholder’s Equity	34,323	96,474

Total Liabilities and Stockholder’s Equity	$2,474,054	$2,402,288

(1)	Includes liabilities subject to compromise of approximately $1.8 billion, which primarily result from asbestos-related issues.
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
     Effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a new pension plan sponsored by B&W. Approximately 46% of the participants in the MI pension plan at January 30, 2005 transferred to the new B&W sponsored plan. As of June 30, 2005 B&W recorded its best estimate of this transaction based on data received from our actuary. B&W recorded an increase in its Pension Liability totaling approximately $117.1 million, with corresponding decreases in Other Comprehensive Income totaling approximately $100.5 million and in Capital in excess of par value totaling approximately $16.6 million. We will update the estimated transfer quarterly until the actual transfer amount is settled between all parties.
NOTE 9 — RESTRICTED CASH AND LIQUIDITY
     At June 30, 2005, we had total cash and cash equivalents of $424.9 million. However, our ability to use $163.5 million, $51.7 million of which is classified as noncurrent, of these funds is restricted due to the following: $72.6 million serves as collateral for letters of credit; $0.3 million serves as collateral for foreign exchange trading and other financial obligations; $39.9 million is required to meet reinsurance reserve requirements of our captive insurance companies; $36.4 million of proceeds from certain asset sales by JRM is held in a separate account (classified as noncurrent) in order to ensure that JRM’s use of those proceeds will comply with the applicable requirements of the indenture relating to the JRM Secured Notes; and $14.3 million is held in restricted foreign accounts.
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
     In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments, and availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to offshore marine construction operations;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings and the proposed settlement involving B&W and certain of its subsidiaries and MII;

•	the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002;

•	the potential impact on available insurance due to bankruptcy filings by asbestos-troubled companies;

•	the potential impact on our insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

•	changes in, and liabilities relating to, existing environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	our internal controls may not be sufficient to achieve all stated objectives;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including among others, countries in the Middle East and Asia Pacific;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.
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
     Effective January 1, 2005, pension expense attributable to the BWXT pension plan previously recorded in Corporate will be recorded in our Government Operations segment. The amount recorded in our Government Operations segment for the three and six months ended June 30, 2005 totals approximately $5.3 million and $10.6 million, respectively, which was the approximate amount recorded in Corporate for the three and six months ended June 30, 2004. We expect this allocation will be approximately $22 million for the year ending December 31, 2005. In 2004, approximately $21.8 million of pension expense related to BWXT (substantially all of our Government Operations Segment) was recorded in Unallocated Corporate. In addition, effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a new pension plan sponsored by B&W. Prior to January 31, 2005, pension expense attributable to this B&W sponsored plan was recorded in Corporate. In the six months ended June 30, 2005, Corporate recorded approximately $2.3 million of expense attributable to the B&W pension plan (which represented one month of expense prior to the spin-off), compared to approximately $9.6 million and $19.3 million, respectively, in the three and six months ended June 30, 2004. In 2004, pension expense associated with the spun-off plan was recorded in Unallocated Corporate and totaled approximately $38.6 million.
Marine Construction Services Segment
     As of June 30, 2005, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates, or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.
     At June 30, 2005, JRM had approximately $68 million in accounts and notes receivable due from one of its joint ventures in Mexico, which has increased since March 2005 due to recent business activities, and expects to generate revenues and cash flows in the remaining quarters of 2005 from the charter of some of its vessels to this venture. One note receivable from this joint venture is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. In addition, JRM also had approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at June 30, 2005. This joint venture is experiencing liquidity problems which may increase based on possible tax assessment issues and potential consequential damages due to cancellation of a contract with its major customer. JRM is presently experiencing delays in collection of and ultimate realization of its receivables from this joint venture. Recognition of a gain of approximately $5.4 million on the sale of the

DB17 is currently being deferred, and will be recognized over the period the note is collected.
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
Other
     As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, we wrote off our net investment in B&W in the year ended December 31, 2002. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the settlement of the B&W bankruptcy proceedings. We revalue this estimate on a quarterly basis to reflect current conditions. For the six months ended June 30, 2005 and 2004, the revaluation of the estimated cost of the settlement resulted in an aggregate increase in the provision of $6.8 million and $1.3 million, respectively. The increase in the provision includes tax expense (benefits) of $1.0 million and ($0.7) million for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, our estimate for the cost of the settlement is $146.7 million. See Note 8 to our condensed consolidated financial statements included in this report for details regarding this estimate.
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
     Effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a new pension plan sponsored by B&W. Approximately 46% of the participants in the MI pension plan at January 30, 2005 transferred to the new B&W sponsored plan. As of June 30, 2005 B&W recorded its best estimate of this transaction based on data received from our actuary. B&W recorded an increase in its Pension Liability totaling approximately $117.1 million, with corresponding decreases in Other Comprehensive Income totaling approximately $100.5 million and in Capital in excess of par value totaling approximately $16.6 million. MI reduced its Pension Liability by approximately $117.1 million and recorded a long-term liability — Deferred Liability Associated with Babcock & Wilcox Pension Plan Spin-Off. Under this new plan B&W becomes the primary obligor, however under the Internal Revenue Code and ERISA guidelines, B&W remains a member of MI’s controlled group. We currently expect this deferred liability to remain pending final resolution of the B&W Chapter 11 proceedings. We will update the estimated transfer quarterly until the actual transfer amount is settled between all parties.
     For a summary of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these policies during the six months ended June 30, 2005.
RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2005 vs. THREE MONTHS ENDED JUNE 30, 2004
Marine Construction Services
     Revenues decreased 1% to $ 355.2 million versus $359.3 million in 2004. Revenues decreased primarily due to completion in 2004 of the Belanak FPSO project in Indonesia, $9.0 million; the Carina Aries project in Argentina and the Front Runner spar project, total of $64.5 million for both; and the completion in May 2005 of the topsides fabrication project in Morgan City, $76.5 million. This decrease was partially offset by an increase in marine installation activity in international areas, eight projects for a total of $87.8 million, and an increase in fabrication activity in the Middle East, one new project and increased activity on two projects, for a total increase of $67.2 million.
     Segment operating income, which is before equity in income of investees, increased $9.3 million from $21.5 million to $30.8 million. Operating income from projects improved $12.7 million, primarily due to increased marine installation activity in the international areas, $20 million; increased fabrication activity in the Middle East, $8.8 million; and improvements from the startup of three projects and change order settlements in the Caspian area, $11.0 million. These improvements were partly offset by decreased activity in Morgan City where a major topsides fabrication project was completed in May 2005, $5.9 million; and the completion in 2004 of the Belanak FPSO project in Indonesia, the Carina Aries project in Argentina and the Front Runner spar project, all three totaling $22.8 million. In addition, general and administrative expenses increased by $3.4 million to $27.7 million, due to increased cost of financial systems development and increased legal expenses.
     Equity in income of investees decreased $0.9 million to a loss of $0.2 million, due to decreased royalty income recognized in our Spar International Inc. joint venture.

Government Operations
     Revenues increased 14% to $159.9 million versus $140.5 million in 2004. This increase in revenue was primarily due to higher volumes in the manufacture of nuclear components for certain U. S. Government programs. Also contributing to this increase were higher volumes in commercial nuclear environmental services work that include additional environmental engineering work and earlier fee recognition from a subcontract at a DOE cleanup site and the change from equity income for fee earned at a subcontract in Idaho. In addition, higher volumes from our commercial work developing/fabricating high-enriched uranium medical devices contributed to our increase in revenue. These devices are critical to the diagnosis and treatment of numerous types of cancers. Along with this commercial work we generated additional revenue from downblending 50 metric tons of highly enriched uranium to low enriched uranium. The downblended material is to be used by U.S. commercial nuclear power plants as fuel to generate electricity.
     Segment operating income, which is before equity in income from investees, decreased $1.2 million to $22.6 million, primarily due to approximately $5.3 million of pension expense allocated to BWXT in June 2005 that was recorded as a corporate expense last year. In addition, we incurred higher general and administrative expenses primarily due to costs related to implementation of a new enterprise resource planning system along with increased facility management oversight costs and continued Sarbanes-Oxley-related implementation costs. This was partially offset by higher volume and margins from our manufacture of nuclear components for certain U.S. Government programs and our commercial nuclear environmental services work.
     Equity in income from investees decreased $0.1 million to $7.1 million.
Corporate
     Unallocated Corporate expenses decreased $13.9 million from $20.0 million to $6.1 million, primarily due to the allocation of pension plan expense for the BWXT and B&W pension plans previously recorded in Corporate in 2004 totaling approximately $14.9 million. Pension expense for the BWXT and B&W pension plans are recorded in our Government Operations segment and in B&W’s stand-alone financial statements in 2005, due to the change in the allocation of pension expense for BWXT and the spin-off of the new B&W pension plan.
     Effective January 1 2005, qualified pension plan expense on MI’s pension plan will be allocated to our Government Operations segment from Unallocated Corporate. In 2004, approximately $21.8 million of pension expense related to BWXT (substantially all of our Government Operations Segment) was recorded in Unallocated Corporate. We expect this amount to be approximately $22 million in 2005. In addition, effective January 31, 2005, the B&W portion of MI’s qualified pension plan has been spun-off into a new plan sponsored by B&W. In 2004, pension expense associated with the spun-off plan was recorded in Unallocated Corporate and totaled approximately $38.6 million. Once the final asset allocation from our actuary and any funding requirements are completed, we expect B&W’s qualified pension plan expense to be approximately $25 million in 2005. This amount is subject to change pending the final valuation from our actuary.
Other Income Statement Items
     Interest income increased $4.6 million to $5.5 million, primarily due to an increase in average cash equivalents and investments and prevailing interest rates.
     Interest expense increased $0.7 million to $8.9 million, primarily due to higher amortization of debt issuance costs and fees in March 2005 on our credit facilities.
     Other-net increased $1.6 million to $2.5 million, primarily due to currency exchange gains.

Provision for Income Taxes
     In the three months ended June 30, 2005, we reversed federal deferred tax asset valuation allowance totaling approximately $50.4 million, which eliminates our MI federal deferred tax asset valuation allowance associated with our minimum pension liability discussed below. SFAS 109 “Accounting for Income Taxes” provides that a valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. SFAS 109 also provides that all positive and negative evidence must be evaluated in determining the need for a valuation allowance. In the June 2005 quarter, our BWXT subsidiary received contract extensions on its management contracts for the Y-12 and Pantex sites from the National Nuclear Security Administration. In addition, we have evaluated our forecast of pre-tax income at MI on a going concern basis, and based on cumulative positive pre-tax income at MI in the recent three years including forecasted pre-tax income for 2005, and a forecast of positive pre-tax income in the future, have determined that we no longer require a federal deferred tax asset valuation allowance. This federal deferred tax asset valuation allowance was originally recorded in 2002 as an adjustment to Other Comprehensive Income at MI generated by an increase to MI’s Minimum Pension Liability. The gross deferred tax asset on this item was reduced substantially based on the spin-off of the B&W portion of MI’s pension plan to B&W. Under the guidelines of SFAS No. 109, we are reversing the remaining component of this federal valuation allowance through current period earnings by a credit to our provision for income taxes totaling approximately $50.4 million.
     Substantially as a result of the valuation allowance adjustment discussed above, the benefit from income taxes increased $46.5 million to $33.4 million from a provision of $13.1 million, while income before provision for (benefit from) income taxes increased $22.6 million to $47.5 million. Our effective tax rate for the three months ended June 30, 2005 was approximately (70.3)%.
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
     Income (loss) before provision for income taxes, provision for income taxes and effective tax rates for MII major subsidiaries are as follows:

	Income (loss) before		Provision for		Effective
	Provision for Income Taxes		Income Taxes		Tax Rate
		For the three months ended June 30,
	2005	2004	2005	2004	2005	2004
	(In thousands)		(In thousands)
Primarily United States :
MI	$19,812	$9,095	$(39,277)	$6,842	(198.25)%	75.23%
J. Ray McDermott Holdings, Inc.	$5,663	$5,124	$45	$254	0.79%	4.96%
Non-United States:
International Subsidiaries	$22,034	$10,653	$5,822	$5,991	26.42%	56.24%

Total MII	$47,509	$24,872	$(33,410)	$13,087	(70.32)%	52.62%

     MI is subject to United States federal income tax at the rate of 35%. The effective tax rate of MI is primarily affected by the B&W Chapter 11 settlement adjustment, which generates little or no associated United

States income tax effect, and applicable state income taxes on its profitable BWXT subsidiary. In addition, the 2005 tax rate is affected by the valuation allowance adjustment discussed above.
     J.Ray McDermott Holdings, Inc. (“JRMHI”) is subject to United States income tax at a rate of 35%. No current United States income tax is payable by JRMHI due to past tax loss carryforwards which it has generated. JRMHI’s valuation allowance for the realization of deferred tax assets had been adjusted in accordance with SFAS No. 109. JRMHI’s provision for income taxes is primarily associated with its operations performed outside of the United States, which has no relationship to its income (loss) before provision for income taxes.
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2005 vs. SIX MONTHS ENDED JUNE 30, 2004
Marine Construction Services
     Revenues decreased 11% to $ 641.8 million as compared to $725.1 million in the first six months of 2004. Revenues decreased primarily due to completion in 2004 of the Belanak FPSO project in Indonesia, $41.5 million; the Carina Aries project in Argentina and the Front Runner spar project, total of $120.4 million for both; and the completion in May 2005 of the topsides fabrication project in Morgan City, $150.8 million. This decrease was partially offset by an increase in marine installation activity in international areas, nine projects for a total of $177.7 million, and an increase in fabrication activity in the Middle East, one new project and increased activity on two projects, for a total increase of $59.7 million.
     Segment operating income, which is before equity in income of investees, increased $41.4 million from $16.3 million to $57.7 million. Operating income from projects improved $45.7 million, primarily due to: increased marine installation activity in the international areas, $33.1 million; increased fabrication activity and contract closeout settlements in the Middle East, $17.7 million; and improvements from the startup of three projects and change order settlements in the Caspian area, $22.3 million. These improvements were partially offset by decreased activity in Morgan City, where a major topsides fabrication project was completed in May 2005, $5.9 million; and the completion in 2004 of the Belanak FPSO project in Indonesia, the Carina Aries project in Argentina and the Front Runner spar project, all three totaling $22.8 million. In addition, general and administrative expenses increased by $4.3 million to $52 million, due to increased cost of financial systems development and increased legal expenses.
     Income related to gains on asset dispositions during the first half of 2005 totaled $2.5 million, up $2.2 million over corresponding period in the prior year primarily due to sales of surplus equipment in the Morgan City, Louisiana and Batam, Indonesia fabrication yards.
     Equity in income of investees decreased $2.2 million to a loss of $0.3 million, due to decreased royalty income recognized in our Spar International Inc. joint venture.
Government Operations
     Revenues increased 14% to $312.5 million as compared to $274.0 million in the first six months of 2004. This increase was primarily due to higher volumes in the manufacture of nuclear components for certain U. S. Government programs. Also contributing to this increase were higher volumes in commercial nuclear environmental services work that include additional environmental engineering work and earlier fee recognition from a subcontract at a DOE cleanup site and the change from equity income for fee earned at a subcontract in Idaho. In addition, higher volumes from our commercial work developing/fabricating high-enriched uranium medical devices contributed to our increase in revenue. These devices are critical to the diagnosis and treatment of numerous types of cancers. Along with this commercial work, we generated additional revenue from downblending 50 metric tons of highly enriched uranium to low enriched uranium. The downblended material is to be used by U.S. commercial nuclear power plants as fuel to generate electricity.

     Segment operating income, which is before equity income from investees, decreased $0.1 million to $37.1 million, primarily due to approximately $10.6 million of pension expense allocated to BWXT through June 30, 2005 that was recorded as a corporate expense last year. In addition, we incurred higher general and administrative expenses, primarily due to costs related to implementation of a new enterprise resource planning system along with increased facility management oversight costs and continued Sarbanes-Oxley-related implementation costs. This was partially offset by higher volume and margins from our manufacture of nuclear components for certain U.S. Government programs, our commercial nuclear environmental services work and our commercial work.
     Equity in income from investees increased $3.3 million to $16.7 million, primarily due to timing and increased operating results from joint ventures in Idaho and Tennessee.
Corporate
     Unallocated Corporate expenses decreased $19.6 million from $38.3 million to $18.7 million primarily due to the allocation of pension plan expense for the BWXT and B&W pension plans previously recorded in Corporate in 2004 totaling approximately $29.9 million, compared to 2005 which totaled approximately $2.3 million. Pension expense for the BWXT and B&W pension plans are recorded in our Government Operations segment and in B&W in 2005 due to the change in the allocation of pension expense for BWXT and the spin-off of the new B&W pension plan. This decrease was partially offset by unfavorable results in March 2005 from our insurance subsidiaries, higher external audit expenses and increased legal fees.
     Effective January 1 2005, qualified pension plan expense on MI’s pension plan has been allocated to our Government Operations segment from Unallocated Corporate. In 2004, approximately $21.8 million of pension expense related to BWXT (substantially all of our Government Operations Segment) was recorded in Unallocated Corporate. We expect this amount to be approximately $22 million in 2005. In addition, effective January 31, 2005, the B&W portion of MI’s qualified pension plan has been spun-off into a new plan sponsored by B&W. In 2004, pension expense associated with the spun-off plan was recorded in Unallocated Corporate and totaled approximately $38.6 million. Once the final asset allocation from our actuary and any funding requirements are completed, we expect B&W’s qualified pension plan expense to be approximately $25 million in 2005. This amount is subject to change pending the final valuation from our actuary.
Other Income Statement Items
     Interest income increased $6.6 million to $8.4 million, primarily due to an increase in average cash equivalents and investments and prevailing interest rates.
     Interest expense increased $1.9 million to $18.6 million, primarily due to higher amortization of debt issuance costs and fees on our credit facilities.
     Other-net increased $3.2 million to $5.3 million, primarily due to dividends received from cost method investments.
Provision for Income Taxes
     In the six months ended June 30, 2005, we reversed our federal deferred tax asset valuation allowance totaling approximately $50.4 million, which eliminates our MI federal deferred tax asset valuation allowance associated with our minimum pension liability discussed below. SFAS 109 “Accounting for Income Taxes” provides that a valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. SFAS 109 also provides that all positive and negative evidence must be evaluated in determining the need for a valuation allowance. In the June 2005 quarter, our BWXT subsidiary received contract extensions on its management contracts for the Y-12 and Pantex sites from the National Nuclear Security Administration. In addition, we have evaluated our forecast of pre-tax income at MI on a going concern basis, and based on cumulative positive pre-tax income at MI in the recent three years including forecasted pre-tax income for 2005, and a forecast of positive pre-tax income in the future, have determined that we no longer require a federal deferred tax asset valuation allowance. This federal deferred tax asset valuation allowance was originally recorded in 2002 as an adjustment to Other Comprehensive Income at MI generated by an increase to MI’s Minimum Pension Liability. The gross deferred tax asset on this item was reduced substantially based on the spin-off of the B&W portion of MI’s pension plan to B&W. Under the guidelines of SFAS No. 109 we are reversing the remaining component of this federal valuation allowance through current period earnings by a credit to our provision for income taxes totaling approximately $50.4 million.
     Substantially as a result of the valuation allowance adjustment discussed above, the benefit from income taxes increased $36.7 million to $18.7 million from a provision of $18.0 million, while income before provision for (benefit from) income taxes increased $65.8 million to $84.6 million. Our effective tax rate for the six months ended June 30, 2005 was approximately (22.1%).
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
     Income (loss) before provision for income taxes, provision for income taxes and effective tax rates for MII major subsidiaries are as follows:

	Income (loss) before		Provision for		Effective
	Provision for Income Taxes		Income Taxes		Tax Rate
	For the six months ended June 30,
	2005	2004	2005	2004	2005	2004
	(In thousands)		(In thousands)
Primarily United States :
MI	$35,943	$12,652	$(32,732)	$7,443	(91.07)%	58.83%
J. Ray McDermott Holdings, Inc.	$(2,407)	$6,015	$51	$697	(2.12)%	11.59%
Non-United States:
International Subsidiaries	$51,105	$213	$13,967	$9,822	27.33%	4611.27%

Total MII	$84,641	$18,880	$(18,714)	$17,962	(22.11)%	95.14%

     MI is subject to United States federal income tax at the rate of 35%. The effective tax rate of MI is primarily affected by the B&W Chapter 11 settlement adjustment, which generates little or no associated United States income tax effect and applicable state income taxes on its profitable BWXT subsidiary. In addition, the 2005 tax rate is affected by the valuation allowance adjustment discussed above.
     J.Ray McDermott Holdings, Inc. (“JRMHI”) is subject to United States income tax at a rate of 35%. No current United States income tax is payable by JRMHI due to past tax loss carryforwards which it has generated. JRMHI’s valuation allowance for the realization of deferred tax assets had been adjusted in accordance with SFAS No. 109. JRMHI’s provision for income taxes is primarily associated with its operations performed outside of the United States, which has no relationship to its income (loss) before provision for income taxes.
     The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided several criteria are met. Although that Act was signed into law in October 2004, the practical application of a number of the provisions of the repatriation provision remains unclear. The Treasury Department has issued several notices related to the deduction but we anticipate the Treasury Department will provide additional clarifying language on key elements of the repatriation provision. We have conducted a preliminary identification of potential repatriation and reinvestment opportunities. However, we expect the Treasury Department’s clarifying language to affect our evaluation of the economic value of implementing individual opportunities and our ability to meet the overall qualifying criteria. As a result, we will be unable to complete a determination of the Jobs Creation Act’s effect on our plan for reinvestment or repatriation of foreign earnings until the clarifying language is released. We are also reviewing the other provisions of the Jobs Creation Act, including the provisions which will permit a U.S. taxpayer to claim in its 2005 tax filing a deduction from taxable income attributable to its domestic production and manufacturing activities. Various domestic activities that we perform would be considered production and manufacturing activities as defined in the Jobs Creation Act.
Backlog

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Marine Construction Services	$934,415	$1,252,055
Government Operations	1,613,593	1,700,243

TOTAL BACKLOG	$2,548,008	$2,952,298

     Backlog of our Marine Construction Services segment as of June 30, 2005 is $934.4 million, down $317.7 million from the December 31, 2004 backlog of $1,252.1 million. Revenue from the June 30, 2005 backlog currently forecasted to be recognized in 2005 is $534 million (57%), and in 2006, $347.6 million (37%). Our Marine Construction Services backlog has declined for the last three quarters consecutively. We do not believe that it is unusual for such trends to exist in the Marine Construction Services business and do not expect the recent downward trend to continue, based upon the current level of capital expenditures by JRM’s customers, the current level of bidding activity, indications of initial intent received from customers regarding bids, the status of ongoing negotiations with customers on various potential projects in foreign locations and JRM’s capacity to begin work in the near-term on several of these potential projects. However, estimating future backlog in our Marine Construction Services segment involves substantial uncertainty.
     Backlog of our Government Operations segment as of June 30, 2005 is $1,613.6 million, down $86.6 million from the December 31, 2004 backlog of $1,700.2 million. At June 30, 2005, our Government Operations’ backlog with the U.S. Government was $1.6 billion, which is substantially fully funded. Only $32.7 million, or approximately 2% has not been funded as of June 30, 2005. Revenue from the June 30, 2005 backlog currently forecasted to be recognized in 2005 is $285.1 million (18%), and in 2006, $503 million (31%). Backlog in our Government Operations segment represents contracts from our customers related to manufacturing operations only, and does not include the value of contracts related to management and operating services for various U.S. Government-owned facilities. Our Government Operations segment historically has seen its backlog decline for the first three successive quarters during a calendar year, which is followed by an increase during the fourth quarter when the trend typically reverses when new multi-year contracts are signed. We expect such a calendar year trend to continue for the foreseeable future. However, estimating future backlog in the Government Operations segment involves substantial uncertainty.
     At June 30, 2005, our Marine Construction Services backlog includes $120.3 million for a project with Dolphin Energy Ltd. that is accounted for under our deferred profit recognition policy as disclosed in our annual report on Form 10-K for the year ended December 31, 2004. At June 30, 2005, we deferred a total of approximately $11.9 million of gross profit on this project.

Liquidity and Capital Resources
     On December 9, 2003, new financing arrangements were completed for JRM and BWXT on a stand-alone basis. These financing arrangements included the issuance of $200 million aggregate principal amount of 11% senior secured notes due 2013 by JRM (the “JRM Secured Notes”) and the entering into of a three year, $125 million revolving credit facility by BWXT (the “BWXT Credit Facility”). The BWXT Credit Facility was increased to $135 million in January 2004 and amended and extended in March 2005 to March 18, 2010. Concurrent with the new financing arrangements, we cancelled our $166.5 million omnibus revolving credit facility, which was scheduled to expire in April 2004. Neither the JRM Secured Notes nor the BWXT Credit Facility is guaranteed by MII.
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
     JRM is required to use commercially reasonable efforts to complete an offer to exchange the JRM Secured Notes for notes registered under the Securities Act of 1933, as amended. JRM has not yet satisfied its exchange offer obligations and, therefore, effective June 2004, has been required to pay additional interest at a rate of 0.50% per annum until it satisfies those obligations.
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
     On July 15 2005, JRM commenced an offer to purchase at par up to $36.5 million of the JRM Secured Notes. The offer to purchase is being made in accordance with the asset sale covenant contained in the indenture governing the JRM Secured Notes. JRM intends to use the remaining proceeds it obtained from the sale of its Derrick Barge 60 marine vessel to fund the purchase of any properly tendered notes. Any of the remaining $36.5 million in cash after the expiration of the offer to purchase will become unrestricted.
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
     As disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II of our annual report on Form 10-K for the year ended December 31, 2004, JRM successfully completed its liquidity plan and we believe that JRM will fulfill its liquidity requirements throughout the remainder of the year ending December 31, 2005. Although JRM has improved its liquidity, various factors could have a negative impact on JRM’s cash flows in the future, including the risk that JRM may be unable to increase backlog or reduce future costs and credit and other risks at one of JRM’s Mexican joint ventures, as disclosed in Item 2 of this report under Marine Construction Services Segment.
     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. Borrowings under the agreement may not exceed $100 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at June 30, 2005. The interest rate at June 30, 2005 was 6.75%. Commitment fees are charged at a per annum rate of 0.375%, payable quarterly. Proceeds from the BWXT Credit Facility have been used to repay an intercompany loan from MII, to repay amounts owed by BWXT under the omnibus revolving credit facility and for general corporate purposes of BWXT, its subsidiaries and joint ventures. At June 30, 2005, BWXT had no borrowings outstanding and letters of credit outstanding under the facility totaled $52.5 million.
     At June 30, 2005, JRM had $59.7 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $24.2 million in letters of credit outstanding under a $25 million letter of credit facility entered on August 25, 2004. This facility is secured with liens placed on certain JRM assets, including its domestic accounts receivable and the DB26 vessel. The term of the facility is 36 months with an optional redemption by JRM after 18 months, with no financial covenants. The non-financial covenants and certain other terms and conditions of the $25 million letter of credit facility are similar to those set forth in the indenture relating to the JRM Secured Notes. This facility has a 14.5% participation fee and letters of credit are charged at a 0.125% issuance fee.
     As of June 30, 2005, MII had outstanding performance guarantees for two JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $70 million) relate to projects which have been completed and are in the warranty periods, the latest of which would expire in December 2005. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims.

     MI expects to meet its cash needs in 2005 through intercompany borrowings from BWXT, which BWXT may fund through operating cash flows or borrowings under its credit facility. MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments.
     At June 30, 2005, we had total restricted cash and cash equivalents of $163.5 million, of which $51.7 million was classified as non-current. The restricted cash and cash equivalents include the following: $72.6 million which serves as collateral for letters of credit; $0.3 which serves as collateral for foreign exchange trading and other financial obligations; $39.9 million is required to meet reserve requirements of our captive insurance companies; $36.4 million of proceeds from asset sales by JRM is held in a separate account (classified as noncurrent) in order to ensure that JRM’s use of those proceeds will comply with the applicable requirements of the indenture relating to the JRM Secured Notes; and $14.3 million is held in restricted foreign accounts. In addition, $15.3 million of the cash serving as collateral for letters of credit is classified as noncurrent because the associated letters of credit have expiration dates beyond one year from June 30, 2005.
     At June 30, 2005 and December 31, 2004, our balance in cash and cash equivalents on our consolidated balance sheets includes approximately $7.2 million and $10.6 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.
     Our working capital, excluding restricted cash and cash equivalents, increased by approximately $64.9 million from a negative $53.2 million at December 31, 2004 to $11.7 million at June 30, 2005.
     Our net cash provided by operations was approximately $74.3 million for the six months ended June 30, 2005 compared to cash used in operations of approximately $13.6 million for the six months ended June 30, 2004. This increase was primarily attributable to higher net income and favorable cash flows from our net contracts in progress and advance billings from our Marine Construction Services segment.
     Our net cash used in investing activities increased approximately $75.5 million to $64.6 million for the six months ended June 30, 2005 from cash provided by investing activities of $10.9 million for the six months ended June 30, 2004. This increase is primarily attributable to purchases of available for sale securities, higher capital expenditures in 2005 and a decrease in restricted cash and cash equivalents.
     Our net cash used in financing activities decreased $29.8 million to $7.5 million in the six months ended June 30, 2005 from $37.3 million in the six months ended June 30, 2004. In the six months ended June 30, 2004 we had a decrease in short-term borrowings totaling $36.7 million attributable to the re-payment of outstanding borrowings.
     At June 30, 2005, we had investments with a fair value of $60.1 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of June 30, 2005, we had pledged approximately $41.4 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

At July 26, 2005, our liquidity position was as follows (in millions):

	JRM	MI	Other	Consolidated
Cash, cash equivalents and investments	$376	$31	$179	$586
Less restricted amounts:
Letter of credit collateral	(67)	—	(5)	(72)
Captive insurer requirements	(15)	—	(26)	(41)
Pledged securities	—	—	(41)	(41)
Capital expenditure reserve	(37)	—	—	(37)
Restricted foreign accounts	(25)	—	(1)	(26)

Total available	232	31	106	369
Amount available under BWXT Credit Facility	—	83	—	83

Total available liquidity	$232	$114	$106	$452

The table above represents our liquidity position at a single date, which may not be indicative of our future liquidity position.
     As of June 30, 2005, MII had outstanding performance guarantees for four Volund contracts. Volund is currently owned by B&W. These guarantees, the last of which will expire on December 31, 2007, were all executed in 2001 and have a cap of $66 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of June 30, 2005, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.
     On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. B&W had no borrowings outstanding under this facility at June 30, 2005 or December 31, 2004. Letters of credit outstanding under the DIP Credit Facility at June 30, 2005 totaled approximately $172.1 million. On December 21, 2004 this facility was amended with a two year extension and increased from $227 million to $250 million. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. See Note 8 to our consolidated financial statements included in this report for further information on the DIP Credit Facility.
     As of June 30, 2005, MII, MI and BWICO have agreed to indemnify B&W for customer draws on $15.9 million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W’s Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, should customer draws occur on a significant amount of these letters of credit requiring MII, MI and BWICO, either individually or combined, to satisfy their primary, guaranty or indemnity obligations, the liquidity of MII, MI and BWICO would not be strained. In addition, as of June 30, 2005, MII guaranteed surety bonds of approximately $40.9 million, of which $36.8 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects. This project included a limited term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of June 30, 2005. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek recoveries from B&W’s subsidiary for costs incurred in satisfying the customer claim. If the surety should seek recovery from B&W’s subsidiary in this instance, we believe that B&W’s subsidiary has adequate liquidity to satisfy its obligations. However, if claims are made by the surety against B&W’s subsidiary, and B&W’s subsidiary is unable to satisfy its obligations, MII could ultimately have to satisfy any claims. This surety bond is not included in our disclosures above as the project is deemed complete and in the warranty phase. In addition, BWICO has provided a parent company guarantee to the customer of the B&W subsidiary for contract performance associated with this project.
     As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to us.
     See Note 8 to our consolidated financial statements included in this report for additional information regarding B&W.
     See Note 1 to the condensed consolidated financial statements included in this report for information on new accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30, 2005, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission due to the material weaknesses as of December 31, 2004 relating to account reconciliations and access controls to application programs and data described in our Annual Report on Form 10-K for the year ended December 31, 2004. However, our management has concluded that, based on additional procedures performed by us, our financial statements included in this Report on Form 10-Q, present fairly, in all material respects, the financial position of the Company at June 30, 2005 and December 31, 2004, and the results of our operations and cash flows for the three and six months ended June 30, 2005 and June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. We are continuing our efforts to remediate our material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. With regard to our material weakness regarding account reconciliations, we have hired a new controller for our Eastern Hemisphere operations in JRM and have increased the staffing levels in JRM’s accounting functions. JRM’s Eastern Hemisphere’s bank account reconciliations are now current. In addition, JRM has developed policies and procedures to ensure that these reconciliations remain current going forward. Concerning our material weaknesses with respect to access to financial applications and data, we have hired a senior manager for compliance and remediation; contracted with an independent third party to provide additional guidance and expertise with our remediation efforts; reviewed our internal policies and procedures and test plans to determine deficiency remediation requirements; and began implementing security tracking tools to monitor privileged users with access to critical data. We have also implemented new workflow procedures in certain of our general ledger applications to enforce segregation of duties. Our corporate password policy has also been updated.
     During the second quarter of 2005, management of our Government Operations Segment replaced its general ledger and purchasing software with SAP financial software. This conversion to SAP involved significant changes to internal processes and control procedures over financial reporting. Phase II of this project is now underway and will be implemented in 2006 and includes plant maintenance, project systems, quality management, production planning and materials management.
     Other than discussed above, there has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on our purchases of equity securities during the quarter ended June 30, 2005, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

			Total number of	Maximum
			shares purchased	number of shares
	Total number	Average	as part of	that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs	plans or program

June 1, 2005 — June 30, 2005	1,204	$20.51	not applicable	not applicable

Total	1,204	$20.51	not applicable	not applicable

Item 4. Submission of Matters to a Vote of Securities Holders
     At our annual meeting of stockholders held on May 4, 2005, we submitted the following matters to our stockholders, with voting as follows :

(a)	The election of five directors:

Class I — For a three-year term

Nominee	Votes For	Votes Withheld
Roger A. Brown	63,179,495	445,116
Oliver D. Kingsley, Jr.	63,163,100	461,511
Bruce W. Wilkinson	62,332,785	1,291,826
Class III — For a two-year term

Nominee	Votes For	Votes Withheld
Ronald C. Cambre	63,166,741	457,870
Bruce DeMars	63,148,957	475,654
Effective at the annual meeting, Richard E. Woolbert retired from our Board of Directors.

Joe B. Foster, Robert L. Howard, D. Bradley McWilliams and Thomas C. Schievelbein continued as directors pursuant to their prior election.

(b)	A proposal to ratify the retention of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2005:

Votes For	Votes Against	Abstentions
63,127,770	456,369	40,472
Item 5. Other Information
          In May 2005, we amended our Insider Trading policy to permit the purchase and sale of MII stock by directors, officers and other employees pursuant to pre-arranged written trading plans adopted in accordance with our policies and the SEC’s Rule 10b5-1. Accordingly, from time to time, our directors, officers and employees may adopt trading plans pursuant to Exchange Act Rule 10b5-1(c). In accordance with the Company’s policy, Robert A. Deason adopted a 10b5-1 trading plan on May 27, 2005.
Item 6. Exhibits
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
August 4, 2005

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