Form 10-Q
period 2005-09-30
MCDERMOTT INTERNATIONAL INC
filed 2005-11-08
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding at October 28, 2005 was 70,754,846.

M c D E R M O T T  I N T E R N A T I O N A L, I N C.
I N D E X — F O R M 1 0 – Q

PART I
McDERMOTT INTERNATIONAL, INC.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$374,087	$259,319
Restricted cash and cash equivalents	144,813	111,455
Investments	59,767	—
Accounts receivable — trade, net	246,129	226,731
Accounts receivable from The Babcock & Wilcox Company	5,884	6,121
Accounts and notes receivable — unconsolidated affiliates	55,559	29,330
Accounts receivable — other	27,035	71,522
Contracts in progress	72,399	72,355
Deferred income taxes	18,510	9,813
Other current assets	10,600	13,277

Total Current Assets	1,014,783	799,923

Restricted Cash and Cash Equivalents	—	66,498

Property, Plant and Equipment	1,102,917	1,087,314
Less accumulated depreciation	796,667	780,225

Net Property, Plant and Equipment	306,250	307,089

Investments	84,546	41,884

Goodwill	12,926	12,926

Other Assets	208,647	158,612

TOTAL	$1,627,152	$1,386,932

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$4,250	$12,009
Accounts payable	102,525	114,235
Accounts payable to The Babcock & Wilcox Company	48,593	55,180
Accrued employee benefits	73,484	79,362
Accrued liabilities — other	159,693	163,649
Accrued contract cost	66,240	81,591
Advance billings on contracts	284,214	217,053
U.S. and foreign income taxes payable	32,182	18,612

Total Current Liabilities	771,181	741,691

Long-Term Debt	260,267	268,011

Accumulated Postretirement Benefit Obligation	27,014	26,315

Self-Insurance	62,044	61,715

Pension Liability	208,482	328,852

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	117,990	112,103

Deferred Liability Associated with The Babcock & Wilcox Company Pension Plan Spin-Off ( See Note 8)	117,079	—

Other Liabilities	116,559	109,688

Commitments and Contingencies.

Stockholders’ Deficit:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 72,640,473 at September 30, 2005 and 69,560,726 at December 31, 2004	72,640	69,561
Capital in excess of par value	1,163,204	1,122,055
Accumulated deficit	(899,053)	(1,060,908)
Treasury stock at cost, 2,099,796 shares at September 30, 2005 and 2,341,902 shares at December 31, 2004	(57,866)	(64,625)
Accumulated other comprehensive loss	(332,389)	(327,526)

Total Stockholders’ Deficit	(53,464)	(261,443)

TOTAL	$1,627,152	$1,386,932

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$503,494	$450,187	$1,457,745	$1,449,338

Costs and Expenses:
Cost of operations	384,768	384,710	1,164,912	1,277,082
Selling, general and administrative expenses	57,563	49,659	156,038	141,730
Gains on asset disposals and impairments – net	(3,961)	(15,844)	(6,501)	(18,797)

	438,370	418,525	1,314,449	1,400,015

Equity in Income of Investees	8,953	8,113	26,222	24,053

Operating Income	74,077	39,775	169,518	73,376

Other Income (Expense):
Interest income	5,402	1,522	13,810	3,342
Interest expense	(9,165)	(9,091)	(27,784)	(25,775)
Increase in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	—	(284)	(5,887)	(2,256)
Other – net	(1,651)	(1,217)	3,647	898

	(5,414)	(9,070)	(16,214)	(23,791)

Income before Provision for (Benefit from) Income Taxes	68,663	30,705	153,304	49,585

Provision for (Benefit from) Income Taxes	10,163	12,450	(8,551)	30,412

Net Income	$58,500	$18,255	$161,855	$19,173

Earnings per Common Share:
Basic	$0.85	$0.28	$2.39	$0.29
Diluted	$0.80	$0.27	$2.25	$0.28

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
Net Income	$58,500	$18,255	$161,855	$19,173

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(487)	(4)	(1,863)	(30)
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(313)	426	(6,172)	(1,724)
Reclassification adjustment for losses (gains) included in net income (loss)	156	(263)	3,342	37
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	102	(2)	(172)	(10)
Reclassification adjustment for gains included in net income	1	—	2	(1)

Other Comprehensive Income (Loss)	(541)	157	(4,863)	(1,728)

Comprehensive Income	$57,959	$18,412	$156,992	$17,445

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$161,855	$19,173

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,117	29,021
Income of investees, less dividends	(12,426)	(7,702)
Gain on asset disposals and impairments – net	(6,501)	(18,797)
Benefit from deferred taxes	(49,825)	(12,702)
Increase in estimated cost of The Babcock & Wilcox Company bankruptcy settlement	5,887	2,256
Other	6,844	3,375
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(7,926)	35,546
Net contracts in progress and advance billings	67,025	(1,903)
Accounts payable	(18,283)	(29,053)
Accrued and other current liabilities	(18,081)	(23,105)
Income taxes	13,570	31,281
Other, net	6,865	(28,055)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	180,121	(665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	33,140	12,329
Purchases of property, plant and equipment	(33,170)	(17,578)
Purchases of available-for-sale securities	(314,114)	(66,730)
Sales of available-for-sale securities	2,450	5,565
Maturities of available-for-sale securities	209,966	61,973
Proceeds from asset disposals	15,363	74,206
Other	(4,435)	1

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(90,800)	69,766

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(12,734)	—
Decrease in short-term borrowing	—	(36,750)
Issuance of common stock	33,792	484
Debt issuance costs	(949)	(3,400)
Other	5,382	(953)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,491	(40,619)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(44)	6
NET INCREASE IN CASH AND CASH EQUIVALENTS	114,768	28,488
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	259,319	174,790

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$374,087	$203,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$21,584	$19,194
Income taxes – net (1)	$37,501	$44,765

(1)	Income tax payments are gross amounts and do not include reimbursements received from The Babcock & Wilcox Company of $3.7 million and $14.9 million, respectively, for the nine months ended September 30, 2005 and 2004.
See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
     We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures consistent with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the nine-month period ended September 30, 2005. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
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

financial statements (See Note 8). Amounts reported for this segment reflect the results of operations of subsidiaries not owned by B&W.
     In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.
     Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.
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
     Due to the Chapter 11 filing, we stopped consolidating the results of operations of B&W and its subsidiaries in our condensed consolidated financial statements, and we began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. On December 19, 2002, drafts of a consensual joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the previously negotiated settlement of the B&W Chapter 11 proceedings. As of September 30, 2005, we no longer evaluate our liability based on the previously negotiated settlement as we feel it is no longer probable. We intend to keep this liability unchanged from its June 30, 2005 amount until the effective date of the currently proposed settlement, which is discussed in Note 8.
New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No.123R”). The revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. It eliminates the alternative to use APB 25’s intrinsic value method of accounting, which was permitted in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally did not result in recognition of compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services for these purposes based on the grant-date fair value of those awards (with limited exceptions). The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during that service period are to be recognized as compensation cost over that period. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits to be reported as a financing cash flow, rather than as a reduction of taxes paid. The provisions of the revised statement will become effective for financial statements issued for the first annual reporting period beginning after June 15, 2005. See the Stock-Based Compensation section for the approximate impact of this statement on our consolidated results.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Unaudited)
	(In thousands, except per share data)
Net income, as reported	$58,500	$18,255	$161,855	$19,173
Add back: stock-based compensation cost included in net income, net of related tax effects	6,495	1,692	9,187	2,373
Deduct: total stock-based compensation cost determined under fair-value- based method, net of related tax effects	(4,411)	(2,304)	(7,757)	(5,722)

Pro forma net income	$60,584	$17,643	$163,285	$15,824

Earnings (loss) per share:
Basic, as reported	$0.85	$0.28	$2.39	$0.29
Basic, pro forma	$0.88	$0.27	$2.41	$0.24

Diluted, as reported	$0.80	$0.27	$2.25	$0.28
Diluted, pro forma	$0.83	$0.26	$2.27	$0.23

NOTE 3 – PENSION PLANS AND POSTRETIREMENT BENEFITS
     Components of net periodic benefit cost are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
Service cost	$4,700	$7,179	$15,023	$21,040	$—	$—	$—	$—
Interest cost	18,527	31,064	59,633	89,896	568	623	1,708	1,870
Expected return on plan assets	(20,243)	(35,213)	(65,279)	(98,498)	—	—	—	—
Amortization of prior service cost	600	908	1,825	2,116	—	—	—	—
Recognized net actuarial loss	5,571	13,293	18,608	37,435	417	390	1,250	1,168

Net periodic benefit cost	$9,155	$17,231	$29,810	$51,989	$985	$1,013	$2,958	$3,038

     Effective January 31, 2005, MI spun off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a plan sponsored by B&W. Approximately 46% of the participants in the MI pension plan at January 30, 2005 transferred to the new B&W sponsored plan. As of September 30, 2005, we have recorded our best estimate of this transaction based on data received from our actuary and we reduced our Pension Liability by approximately $117.1 million and recorded a long-term liability — Deferred Liability Associated with Babcock & Wilcox Company Pension Plan Spin-Off. Under this new plan B&W becomes the primary obligor; however, under the Internal Revenue Code and ERISA guidelines B&W remains a member of MI’s controlled group. We currently expect this deferred liability to remain pending the final resolution of the B&W Chapter 11 proceedings. We will update the estimated transfer quarterly until the actual transfer amount is settled among all parties. If the currently proposed settlement (See Note 8) is consummated, we expect to reconsolidate B&W’s pension liability at the effective date of the settlement.
NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE LOSS
     The components of accumulated other comprehensive loss included in stockholders’ deficit are as follows:

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$(31,104)	$(29,241)
Net Unrealized Loss on Investments	(217)	(47)
Net Unrealized Gain (Loss) on Derivative Financial Instruments	(289)	2,541
Minimum Pension Liability	(300,779)	(300,779)

Accumulated Other Comprehensive Loss	$(332,389)	$(327,526)

NOTE 5 – COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
     The injunction preventing asbestos suits from being brought against nonfiling affiliates of B&W, including MI, JRM and MII, and B&W subsidiaries not involved in the Chapter 11 proceedings currently extends through January 9, 2006. We intend to seek extensions of the preliminary injunction periodically through the pendancy of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues, although modifications to the nature and scope of the injunction may occur. See Note 8 to the condensed consolidated financial statements for information regarding B&W’s potential liability for nonemployee asbestos claims and the settlement negotiations and other activities related to the B&W Chapter 11 reorganization proceedings commenced by B&W and certain of its subsidiaries on February 22, 2000.
     On June 1, 2005, a proceeding entitled Iroquois Falls Power Corp v. Jacobs Canada Inc., et al., was filed in the Superior Court of Justice, in Ontario, Canada, alleging damages of approximately C$16 million (Canadian) for remedial work, loss of profits and related engineering/redesign costs due to the alleged breach by Jacobs Canada Inc. (formerly Delta Hudson Engineering Limited (“Delta”)), of its engineering design obligations relating to the supply and installation of heat recovery steam generators (“HRSGs”). In addition to Jacobs, the proceeding names as defendants MI, which provided a guarantee to certain obligations of its then affiliate, Delta, and two bonding companies with whom MII entered into an indemnity arrangement. Pursuant to a subcontract with Delta, B&W supplied and installed the HRSGs at issue. The matter is in the initial stages and no trial date has been set. We plan to vigorously defend the matter. However, the ultimate outcome of these proceedings is uncertain, and an adverse ruling could have a material adverse impact on our consolidated financial position, results of operations and cash flow.
     On August 13, 2003, a proceeding entitled Citgo Petroleum Corporation and PDV Midwest Refinery L.L.C. v. McDermott International, Inc, et al., was filed in the Circuit Court of Cook County, Illinois, alleging claims against B&W, MII, JRM, MI, and J. Ray McDermott, Inc. (“JRMI”) for damages in connection with the manufacture and sale by a former B&W division of a pipe fitting in 1981 that allegedly caused an August 14, 2001 fire at a refinery in the Chicago, Illinois area, which refinery is owned and operated by the plaintiffs. Plaintiffs now seek damages of approximately $600 million, including claims for damage to property and consequential damages. On October 22, 2004, the claims against MII, JRM, JRMI and MI were dismissed by the court without prejudice to the ability of plaintiff to refile such claims against those entities upon the showing of appropriate evidence. On March 2, 2005, B&W filed a third-party claim against the former owner of the refinery, Unocal Corporation, seeking contribution and indemnity. Citgo’s insurers and Certain Underwriters at Lloyd’s, London (“Lloyd’s”), have intervened in this action for recovery of amounts paid to Citgo under business interruption policies. On March 10, 2005, B&W filed a motion with the bankruptcy court in the B&W Chapter 11 proceedings to stay the Citgo litigation until the completion of the B&W Chapter 11 proceedings, which motion was opposed by Citgo and Lloyd’s. The bankruptcy court hearing on the motion to stay the case has been deferred until December 13, 2005 by agreement of the parties, and discovery is proceeding. Unocal has filed motions seeking to be dismissed from the case, which are set for hearing on November 9, 2005. No trial date has been set at this time. We intend to vigorously defend the claims against B&W and pursue the claims against Unocal Corporation. Additionally, we believe that we have insurance coverage for these claims up to the applicable limits of liability of $375 million under our insurance policies in the event of a finding of liability. However, our insurer who provides $125 million in coverage for liability in excess of $200 million has denied coverage and our insurer who provides $50 million in coverage for liability in excess of $325 million has reserved its rights to deny coverage. We do not believe that any material loss with respect to these matters is likely; however, the ultimate outcome of the proceedings is uncertain, and an adverse ruling, should insurance not be available, or should any judgment exceed the available coverage, could have a material adverse impact on our consolidated financial position, results of operations and cash flow.
     On July 8, 2003, Bay Ltd. (“Bay”), a subcontractor for two of JRMI’s Spar projects, the Medusa and Devils Tower projects, filed a demand for arbitration in Houston, Texas, seeking approximately $32.2 million in damages and asserting various liens against the Medusa and Devils Tower facilities. Bay subsequently dismissed this arbitration demand for procedural reasons. JRMI filed its own demand for arbitration in Houston, Texas, seeking damages against Bay arising from Bay’s performance of work on the Devils Tower project. Bay filed counterclaims in that action, including claims for fraud, and seeking in excess of $8.7 million and punitive damages for the Devils Tower project. The claims between JRMI and Bay concerning the Devils Tower Spar were arbitrated on June 23 through July 1, 2005. These proceedings were settled and the settlement is included in our provision for estimated losses as part of related contract cost.

     On July 17, 2003, JRMI filed a Complaint for Injunctive Relief and Damages in the U.S. District Court for the Eastern District of Louisiana with regard to claims against Bay arising from Bay’s performance of work on the Medusa project. In that complaint, JRMI sought in excess of $10 million as a result of Bay’s various breaches of contract. Bay asserted counterclaims in the proceedings seeking damages of approximately $24 million, enforcement of its alleged lien rights, and claims for fraud and punitive damages. JRMI and Bay have entered into a settlement agreement regarding the Medusa project. The settlement is confidential and is included in our provision for estimated losses as part of related contract cost.
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
     After trial on the issue of liability only, the Louisiana federal district court entered into an order on April 5, 2002 against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superseding cause of the loss. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary, and vacated its previous findings to the contrary. On March 31, 2003, the district court granted the Owner Subsidiary’s similar motion for dismissal against Texaco’s builder’s risk underwriters. A final judgment was entered by the district court on October 30, 2003, from which an appeal was taken by Texaco’s builder’s risk insurers. Oral argument was heard in May 2005 before the U.S. Fifth Circuit Court of Appeals. In the fourth quarter of 2003, Texaco, Operator Subsidiary, Owner Subsidiary and JRM’s underwriters settled Texaco’s claims for consequential damages. A subsidiary of JRM has an agreement with our insurers under which, based on this settlement, it is obligated to pay $1.25 million per year through 2008 as an adjustment to premiums of prior years. This agreement resulted in a charge of approximately $5.4 million for the year ended December 31, 2003. A decision in the arbitration proceeding with regard to the Operator Subsidiary’s claims was rendered in April 2004, and an amount totaling approximately $6 million in excess of JRM’s net receivable was awarded to the Operator Subsidiary. Under the terms of the agreements that provided for the arbitration, the amount of the award is confidential. In a filing made in federal court in the Southern District of Texas, which presides over the Texaco antitrust claims relating to this project among others, Texaco has moved to vacate or modify the award. The Operator Subsidiary filed an opposition to Texaco’s motion and also filed a motion to confirm the award. A mediation was held in late March 2005 with Chevron Texaco, Marathon, Heerema and the JRM affiliates with regard to the Petronius arbitration award and antitrust claims, which did not resolve this matter.
     In September 2005, the judge who presided over the Texaco antitrust claims in the Southern District of Texas recused himself. The matter was reassigned to Judge Gilmore, who issued orders on the previously pending motions denying plaintiffs’ motion to vacate the arbitration award in favor of JRM, but granting plaintiffs’ motion to stay the payment of the award to JRM until the resolution of the antitrust case. In the event of any liability on the part of JRM in the antitrust case, the arbitration award may be subject to full or partial offset. Judge Gilmore has set a November 18, 2005 hearing date to establish a discovery and trial schedule.
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
     On or about May 29, 2003, a proceeding entitled Jose Fragoso, et al. v. American Optical Corp., et al. was filed in the 404th Judicial District Court of Cameron County, Texas, by approximately 160 plaintiffs who alleged negligence and claimed unspecified damages for exposure to silica while working at an unspecified location. Nine similar lawsuits were filed on behalf of approximately 568 additional plaintiffs in the same county by the same law firm. The number of plaintiffs was subsequently reduced to approximately 268. JRMI has entered into a settlement agreement with all plaintiffs who have alleged claims against JRMI.
     On August 29, 2003, a proceeding entitled Eli Aguilar, et al. v. American Optical Corporation, et al. was filed by approximately 170 plaintiffs in the 347th Judicial District Court for Nueces County, Texas. The majority of plaintiffs appear to be non-JRM employees, who allege unspecified damages for exposure to silica on premises allegedly owned, operated and/or controlled by JRMI. In addition to JRMI, there are other defendants, including premises defendants and suppliers. JRMI has entered into a settlement agreement with all plaintiffs who alleged claims against JRMI.
     As disclosed in Note 10 to the consolidated financial statements in part II of our annual report on Form 10-K for the year ended December 31, 2004, in April 2001, complaints were filed against MII and B&W by a group of insurers that include certain underwriters at Lloyd’s London and Turegum Insurance who previously provided insurance to B&W under our excess liability policies. As a result of the recent conditional settlement reached with the London Market insurance companies, the remaining Plaintiffs in this action have agreed to dismiss their claims without prejudice until such time as the Plan becomes effective, and to dismiss those claims with prejudice after the Plan becomes effective. With these dismissals, and the dismissals provided by Underwriters at Lloyd’s by virtue of the settlement with Underwriters at Lloyd’s/ Equitas, we expect this litigation will be terminated fully and finally upon the effective date of the Plan.
     As disclosed in Note 10 to the consolidated financial statements in part II of our annual report on Form 10-K for the year ended December 31, 2004, in August 2003, an adversary proceeding against B&W and MI was commenced by certain underwriters at Lloyd’s London and certain London Market companies. As a result of the recent conditional settlement reached with the London Market insurance companies, the remaining Plaintiffs in this action have agreed to dismiss their claims without prejudice until such time as the Plan becomes effective, and to dismiss those claims with prejudice after the Plan becomes effective. With these dismissals, and the dismissals provided by Underwriters at Lloyd’s by virtue of the settlement with Underwriters at Lloyd’s/ Equitas, we expect this litigation will be terminated fully and finally upon the effective date of the Plan.
     See Note 8 for information concerning the lawsuit filed by Donald F. Hall, Mary Ann Hall and others against B&W and Atlantic Richfield Company, referred to as the “Hall Litigation” in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2004, as well as the controversy between B&W and its insurers as to the amount of coverage available under the liability policies covering the facilities involved in this litigation.
     In 2003, we received a favorable arbitration award for one of our claims related to a project in India completed in the 1980s. The award, which with interest and costs is approximately $50 million, was appealed to the India Supreme Court. On May 28, 2005, we received a favorable award for the remainder of our claim in the approximate amount of $48 million, including interest and costs, which was also appealed. The India Supreme Court heard the consolidated appeal in late October 2005 and the matter is under consideration. We have not recognized as income any amounts associated with either award, as collection of these amounts is uncertain.
     Other than as noted above, the following legal proceedings have had no material change in status from that disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2004:
•	The November 2001 adversary proceedings filed by The Travelers Indemnity Company and Travelers Casualty and Surety Company against B&W, MII and MI;

•	The April 2001 declaratory judgment action filed in the B&W Chapter 11 proceedings against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc. asserting that B&W was insolvent at the time of a corporate reorganization that we completed in the fiscal year ended March 31, 1999;

•	The August 2003 adversary proceedings filed in the Eastern District of Louisiana against MII and MI and similar actions against B&W in the Bankruptcy Court by Continental Insurance Co.;

•	The August 2003 proceedings entitled Barrera et al., v. McDermott International, Inc., et al., filed in the 94th Judicial District Court, Nueces County, Texas, by approximately 550 plaintiffs against MII and affiliates of JRM, alleging exposure to lead-contaminated paint in our Harbor Island facility;

•	The August 2004 proceedings involving certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), who filed a declaratory judgment in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, JRMI and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts, and an environmental claim involving B&W; and

•	The lawsuit filed by Shell Offshore, Inc. and related entities against MII, JRM, MI, McDermott-ETPM, Inc. various JRM subsidiaries, HeereMac, Heerema and others, referred to as the “Shell Litigation” in our annual report, as well as the similar lawsuits filed and consolidated under the Shell Litigation.
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
Other
     As of September 30, 2005, MII had outstanding performance guarantees for two JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries.

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
     As of September 30, 2005, MII had one outstanding performance guarantee for a contract executed by B&W. The guarantee has a cap of $3.2 million and has expired since September 30, 2005. Additionally, MII had outstanding performance guarantees for two contracts executed by Volund, a subsidiary of B&W. These guarantees, the last of which will expire on December 31, 2007, were all executed in 2001 and have an aggregate cap of $13.2 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund or B&W. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of September 30, 2005, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.
     At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146.5 million, which were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24.9 million, which were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of the debtor-in-possession revolving credit and letter of credit facility (the “DIP Credit Facility”) is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of September 30, 2005, approximately $11.1 million in letters of credit has been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit. All previous preexisting letters of credit have expired.
     MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of September 30, 2005, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $38.2 million, of which $34.1 million related to the business operations of B&W and its subsidiaries.
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects. This project included a limited term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of September 30, 2005. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek recoveries from B&W’s subsidiary for costs incurred in satisfying the customer claim. If the surety should seek recovery from B&W’s subsidiary in this instance, we believe that B&W’s subsidiary has adequate liquidity to satisfy its obligations. However, if claims are made by the surety against B&W’s subsidiary, and B&W’s subsidiary is unable to satisfy its obligations, MII could ultimately have to satisfy any claims. This surety bond is not included in our disclosures above as the project is deemed complete and in the warranty phase. In addition, BWICO has provided a parent company guarantee to the customer of the B&W subsidiary for contract performance associated with this project.

     In the nine months ended September 30, 2005, we reversed our federal deferred tax asset valuation allowance totaling approximately $50.4 million, which eliminates our MI federal deferred tax asset valuation allowance associated with our minimum pension liability discussed below. SFAS 109 “Accounting for Income Taxes” provides that a valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. SFAS 109 also provides that all positive and negative evidence must be evaluated in determining the need for a valuation allowance. In the quarter ended June 30, 2005, our BWXT subsidiary received a contract extension on its management contract for the Y-12 site. In addition, we have evaluated our forecast of pre-tax income at MI on a going concern basis, and based on cumulative positive pre-tax income at MI in the recent three years including forecasted pre-tax income for 2005, and a forecast of positive pre-tax income in the future, have determined that we no longer require a federal deferred tax asset valuation allowance. This federal deferred tax asset valuation allowance was originally recorded in 2002 as an adjustment to Other Comprehensive Income at MI generated by an increase to MI’s Minimum Pension Liability. The gross deferred tax asset on this item was reduced substantially based on the spin-off of the B&W portion of MI’s pension plan to B&W. Under the guidelines of SFAS No. 109, we are reversing the remaining component of this federal valuation allowance through earnings by a credit to our provision for income taxes totaling approximately $50.4 million.
NOTE 6 — SEGMENT REPORTING
     Beginning January 1, 2005, pension expense attributable to the BWXT pension plan previously recorded in Corporate is now recorded in our Government Operations segment. The amount recorded in our Government Operations segment for the three and nine months ended September 30, 2005 totals approximately $5.3 million and $15.9 million, respectively, which was the approximate amount recorded in Corporate for the three and nine months ended September 30, 2004. In addition, effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a new pension plan sponsored by B&W. Prior to January 31, 2005, pension expense attributable to this B&W-sponsored plan was recorded in Corporate. In the nine months ended September 30, 2005, Corporate recorded approximately $2.3 million of expense attributable to the B&W pension plan (which represents one month of expense prior to the spin-off) compared to approximately $29 million in the nine months ended September 30, 2004. An analysis of our operations by segment is as follows:
Segment Information for the Three and Nine Months Ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
REVENUES:
Marine Construction Services	$360,599	$325,604	$1,002,430	$1,050,746
Government Operations	142,953	124,586	455,486	398,605
Adjustments and Eliminations(1)	(58)	(3)	(171)	(13)

	$503,494	$450,187	$1,457,745	$1,449,338

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Marine Construction Services Transfers	$0	$3	$51	$13
Government Operations Transfers	58	—	120	—

	$58	$3	$171	$13

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
OPERATING INCOME:
Segment Operating Income (Loss):
Marine Construction Services	$57,314	$12,297	$115,029	$28,562
Government Operations	13,391	20,982	50,447	58,168
Power Generation Systems	(229)	(221)	(667)	(666)

	$70,476	$33,058	$164,809	$86,064

Gain (Loss) on Asset Disposal and Impairments — Net:

Marine Construction Services	$3,962	$16,254	$6,496	$16,591
Government Operations	(1)	(44)	5	960
Power Generation Systems	—	—	—	1,612

	$3,961	$16,210	$6,501	$19,163

Equity in Income of Investees:

Marine Construction Services	$2,473	$67	$2,204	$1,976
Government Operations	5,869	7,785	22,584	21,212
Power Generation Systems	611	261	1,434	865

	$8,953	$8,113	$26,222	$24,053

Segment Income (Loss):

Marine Construction Services	$63,749	$28,618	$123,729	$47,129
Government Operations	19,259	28,723	73,036	80,340
Power Generation Systems	382	40	767	1,811

	83,390	57,381	197,532	129,280
Corporate	(9,313)	(17,606)	(28,014)	(55,904)

TOTAL	$74,077	$39,775	$169,518	$73,376

NOTE 7 – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except shares and per share amounts)
Basic:

Net income for basic computation	$58,500	$18,255	$161,855	$19,173

Weighted average common shares	68,656,927	65,854,008	67,677,823	65,550,353

Basic earnings per common share	$0.85	$0.28	$2.39	$0.29

Diluted:

Net income for diluted computation	$58,500	$18,255	$161,855	$19,173

Weighted average common shares (basic)	68,656,927	65,854,008	67,677,823	65,550,353
Effect of dilutive securities:
Stock options and restricted stock	4,625,543	2,583,512	4,406,980	2,279,285

Adjusted weighted average common shares and assumed conversions	73,282,470	68,437,520	72,084,803	67,829,638

Diluted earnings per common share	$0.80	$0.27	$2.25	$0.28
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
     On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans to reorganize under Chapter 11. Included in the filing are B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. Following the filing, the Bankruptcy Court issued a preliminary injunction prohibiting B&W derivative asbestos liability lawsuits and other actions for which there is shared insurance from being brought against nonfiling affiliates of the Debtors, including BWXT, MI, JRM and MII. The preliminary injunction is subject to periodic hearings before the Bankruptcy Court for extension. Currently, the preliminary injunction extends through January 9, 2006. We intend to seek extensions of the preliminary injunction periodically through the pendency of the B&W Chapter 11 proceeding and believe that extensions will continue to be granted by the Bankruptcy Court while the confirmation and settlement process continues, although modifications to the nature and scope of the injunction may occur.

Past Settlement Negotiations
     In late 2002, we reached an agreement in principle with the Asbestos Claimants Committee (“ACC”) and the Future Claimants Representative (“FCR”) concerning a potential settlement for the B&W Chapter 11 proceedings (the “Previously Negotiated Settlement”). That agreement in principle included the following key terms:
•	MII would have effectively assigned all its equity in B&W to a trust to be created for the benefit of the asbestos personal injury claimants.

•	MII and all its subsidiaries would have assigned, transferred or otherwise made available their rights to all applicable insurance proceeds to the trust.

•	MII would have issued 4.75 million shares of restricted common stock and caused those shares to be transferred to the trust. The resale of the shares would have been subject to certain limitations, in order to provide for an orderly means of selling the shares to the public. Certain sales by the trust would also have been subject to an MII right of first refusal. If any of the shares issued to the trust were still held by the trust after three years, and to the extent those shares could not have been sold in the market at a price greater than or equal to $19.00 per share (based on quoted market prices), taking into account the restrictions on sale and any waivers of those restrictions that may be granted by MII from time to time, MII would have effectively guaranteed that those shares would have a value of $19.00 per share on the third anniversary of the date of their issuance. In the event this guarantee materialized, MII would have been able to satisfy this guaranty obligation by making a cash payment or through the issuance of additional shares of its common stock. If MII elected to issue shares to satisfy this guaranty obligation, it would not have been required to issue more than 12.5 million shares.

•	MI would have issued promissory notes to the trust in an aggregate principal amount of $92 million. The notes would have been unsecured obligations and would have provided for payments of principal of $8.4 million per year for 11 years, with interest payable on the outstanding balance at the rate of 7.5% per year. The payment obligations under those notes would have been guaranteed by MII.

•	MII and all of its subsidiaries, including its captive insurers, and all of their respective directors and officers, would have received the full benefit of the protections afforded by Section 524(g) of the Bankruptcy Code with respect to personal injury claims attributable to B&W’s use of asbestos and would have been released and protected from all pending and future asbestos-related claims stemming from B&W’s operations, as well as other claims (whether contract claims, tort claims or other claims) of any kind relating to B&W, including, but not limited to, claims relating to the 1998 corporate reorganization that has been the subject of litigation in the Chapter 11 proceedings.

•	The Previously Negotiated Settlement was conditioned on the approval by MII’s Board of Directors of the terms of the settlement outlined above.
     The Previously Negotiated Settlement also contemplated the formation of a separate trust for the benefit of holders of claims against B&W for nuclear-related personal injuries allegedly arising from the operation of two nuclear – fuel processing facilities in Apollo and Parks Township, Pennsylvania (the “Apollo/Parks Township Claims”). That trust would have been funded primarily through a cash contribution by B&W of approximately $2.8 million, assignments by the Atlantic Richfield Company (as the former owner of the operating company that owned and operate the Apollo and Parks Township Facilities) of certain insurance rights and assignments by MII and its applicable subsidiaries of certain insurance rights. MII and its subsidiaries would have been entitled to the protection of a channeling injunction, which would have channeled all pending and future Apollo/Parks Township Claims to that trust for resolution, and that trust would have indemnified MII and its subsidiaries from any liabilities associated with those claims. Additionally, Atlantic Richfield Company would have made a $27.5 million payment to the current claimants, which payment would not have been part of the trust.
     The terms of the Previously Negotiated Settlement contemplated that MI and B&W would share the tax benefits of that settlement under the terms of a tax separation and sharing agreement. This tax separation and sharing agreement would have allocated those tax benefits as follows:

•	MI would have had the economic benefit of any tax deductions arising from the transfer of the MII common stock, payments on the MI promissory notes and any payments made under the share price guaranty; and

•	B&W would have had the economic benefit of any tax deductions arising from the contribution of its common stock and any cash payments made to the trust, other than payments on the MI promissory notes or the share price guaranty.
     Neither B&W nor MI would have been entitled to a deduction to the extent that the trust was funded through insurance proceeds or the transfer of rights under various insurance policies.
     The Previously Negotiated Settlement was reflected in a third amended joint plan of reorganization and accompanying form of settlement agreement filed by the parties with the Bankruptcy Court on June 25, 2003, and as subsequently amended. The Bankruptcy Court commenced hearings on the confirmation of the third amended joint plan of reorganization on September 22, 2003. On November 9, 2004, the Bankruptcy Court entered its Amended Findings of Fact and Conclusions of Law Regarding Core Matters and Proposed Finding of Fact, Conclusions of Law and Recommendations to the District Court With Respect to Non-Core Matters (the “Amended Findings and Conclusions”). In its Amended Findings and Conclusions, the Bankruptcy Court recommended to the District Court that the third amended joint plan be confirmed. Also on November 9, 2004, the Bankruptcy Court entered an order making findings of fact and conclusions of law on core matters and making recommendations to the District Court on noncore matters (“Nov. 9th Order”). Various parties have filed appeals and/or objections to the Amended Findings and Conclusions and the Nov. 9th Order. The plan proponents have filed a cross-appeal with respect to a bankruptcy law issue that relates to American Nuclear Insurers’ policies. Briefing and other filings regarding the parties’ appeals and objections were completed on May 31, 2005, and the District Court heard oral argument on July 21, 2005. The District Court has not yet ruled on the various appeals and objections, and the timing of any ruling by the District Court is uncertain. Following the ruling by the District Court, any unsatisfied party may appeal the ruling to the Fifth Circuit Court of Appeals.
     At a special meeting of our stockholders on December 17, 2003, our stockholders voted on and approved a resolution relating to the Previously Negotiated Settlement. That approval was expressly conditioned on the subsequent approval of the Previously Negotiated Settlement by MII’s Board of Directors within 30 days prior to the effective date of the third amended joint plan of reorganization. The MII Board’s decision on whether to approve the Previously Negotiated Settlement was to be made after consideration of any developments that might occur prior to the effective date, including any changes in the status of any potential federal legislation concerning asbestos liabilities, including “The Fairness in Asbestos Injury Resolution (FAIR) Act of 2005” (H.R. 1360), introduced as a bill in March 2005 in the U.S. House of Representatives, and Senate Bill S. 852, introduced in the U. S. Senate on April 19, 2005 and reported favorably out of the Senate Judiciary Committee on May 26, 2005. Both H.R. 1360 and S. 852 would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims.
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
     It is not possible to determine whether S. 852 or H.R. 1360 will be presented for a vote or adopted by the full Senate or the House of Representatives, or signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W, the other Debtors, the Chapter 11 proceedings or

us. We anticipate that, during the legislative process, the terms of S. 852 and H.R. 1360 will change, and that any such changes may be material to the impact of such legislation on B&W, the other Debtors and us. In light of continuing opposition to the legislation by certain groups, as well as other factors, we cannot currently predict whether S. 852 or H.R. 1360 will be enacted or, if enacted, how either would impact the B&W Chapter 11 proceedings, the Debtors or our company.
Insurance Coverage and Claims
     During the course of the bankruptcy proceeding and continuing to the present, we, the ACC and FCR have been in settlement negotiations with insurers of B&W and MII that have issued insurance policies pursuant to which certain rights will be assigned to the asbestos personal injury trust under the Previously Negotiated Settlement. The settlement negotiations generally seek to liquidate certain insurance policy rights into cash payments that generally would be paid to or for the benefit of the trust if and when the Previously Negotiated Settlement becomes effective. To date, we, the ACC and FCR have:
•	entered into conditional settlements with Travelers, CNA insurers, Affiliated FM, AIG, Associated International, First State, Northwestern National, American General, Federal, the TIG/Riverstone Insurers, Arkwright, Mt. McKinley and Royal, which collectively provide for the payment of over $333.8 million in insurance proceeds to the asbestos personal injury trust if and when the plan effective date occurs, in exchange for a release of certain coverage liabilities of these insurers;

•	entered into a conditional settlement agreement with Underwriters at Lloyd’s /Equitas, under which Lloyd’s/Equitas has paid the amount of $415 million into an escrow account, which amount would be transferred to the asbestos personal injury trust if and when the plan becomes effective, in exchange for a release of coverage liability of certain Lloyd’s policies;

•	entered into a conditional settlement agreement with London Market Companies under which, in exchange for a release of coverage liability of certain London Companies policies, certain companies will pay $9.9 million into an escrow account within 60 days, which amount will be transferred to the asbestos personal injury trust if and when the Plan becomes effective, and certain other companies will pay an additional $131 million to the asbestos personal injury trust, in installments, after the Plan becomes effective; and

•	entered into unconditional settlement agreements with two insolvent insurance company groups, the Prudential Assurance Company and the KWELM Companies, which are in the course of English insolvency proceedings. Under these settlements, in exchange for a release of certain policies, the liquidators agreed to pay a total sum in excess of $18.4 million, which amounts will be retained regardless of whether the B&W plan of reorganization becomes effective.
     Under the terms of these agreements, the settling insurers would withdraw any objections to the Currently Proposed Settlement and, if and when the Currently Proposed Settlement becomes effective, these insurers would receive the benefit of the plan’s Section 524(g) injunction with respect to B&W asbestos claims. Certain of the settlement payments represent discounts of up to approximately 30% from the remaining products liability limits available under the policies, however, the conditional settlements will become effective only upon the effective date of the Currently Proposed Settlement and in the event the Currently Proposed Settlement does not become effective, the conditional settlements will become null and void and the remaining products liability limits will be available to satisfy claims as provided under the policies. The conditional and unconditional settlements have been approved, or are in the process of being approved, by the Bankruptcy Court. We, the ACC and FCR are also engaged in settlement negotiations with other insurers of B&W, which, if agreements are reached, would be subject to the approval of the Bankruptcy Court. See Note 5 for information on legal proceedings involving Travelers, certain underwriters at Lloyd’s, Turegum Insurance Company and certain London Market companies.
Currently Proposed Settlement
     Progress on the resolution of the Chapter 11 proceedings through the Previously Negotiated Settlement has been impeded by various procedural objections and appeals on the part of: (1) American Nuclear Insurers relating to insurance coverage for Apollo/Parks Township Claims; and (2) insurers whose policies cover asbestos personal injury claims who have not settled with B&W, MII, the ACC and the FCR. As a result, beginning in January 2005, we, together with the ACC, the FCR, the Debtors and their respective representatives, began discussions about alternative means to expedite the resolution of the Chapter 11 proceedings on a mutually acceptable basis. Those discussions led to the currently proposed settlement (the “Currently Proposed Settlement”), the principal terms of which we announced on August 29, 2005. The terms of the Currently Proposed Settlement are set forth in a new joint plan of reorganization and related settlement agreement, which we and the other plan proponents jointly filed with the Bankruptcy Court on September 29, 2005.
     As with the Previously Negotiated Settlement, the Currently Proposed Settlement contemplates a trust to be created for the benefit of asbestos personal injury claimants. The trust would be funded by contributions of:
•	$350 million in cash, which would be paid by MI or one of its subsidiaries on the effective date of the proposed joint plan;

•	an additional contingent cash payment of $355 million, which would be payable by MI or one of its subsidiaries within 180 days of November 30, 2006, but only if the condition precedent described below is satisfied, which amount would be payable with interest accruing on that amount at 7% per year from December 1, 2006 to the date of payment; and

•	a note issued by B&W in the aggregate principal amount of $250 million (the “B&W Note”), bearing interest at 7% annually on the outstanding principal balance from and after December 1, 2006, with a five-year term and annual principal payments of $50 million each, commencing on December 1, 2007, provided that, if the condition precedent described below is not satisfied, only $25 million principal amount of the B&W Note would be payable (with the entire $25 million due on December 1, 2007). B&W’s payment obligations under the B&W Note would be fully and unconditionally guaranteed by BWICO and MII. The guarantee obligations of BWICO and MII would be secured by a pledge of all of B&W’s capital stock outstanding as of the effective date of the proposed joint plan.
     We expect that contributions made by us or our subsidiaries to the trust should be tax deductible for the purpose of MII’s consolidated U.S. tax return, except to the extent such contributions consist of insurance proceeds or the transfer of rights under insurance policies.
     MII and most of its subsidiaries would also contribute to the trust substantially the same asbestos insurance rights as were to be contributed to the trust under the Previously Negotiated Settlement, consisting of rights to excess insurance coverage with an aggregate face value of available limits of coverage of approximately $1.15 billion. In addition, as with the Previously Negotiated Settlement, MII and all of its subsidiaries, including its captive insurers, and all of their respective directors and officers, would receive the full benefit of the protections afforded by Section 524(g) of the Bankruptcy Code with respect to asbestos-related personal injury claims (other than workers’ compensation claims) subject to the jurisdiction of courts in the United States and attributable to the business or operations of B&W and its subsidiaries.
     The terms of the Currently Proposed Settlement include a mechanism that would potentially limit the consideration to be contributed to the asbestos personal injury trust if the FAIR Act or similar U.S. federal legislation is enacted and becomes law. Specifically, those terms provide that the right to receive the $355 million contingent payment (the “Contingent Payment Right”) would vest, and amounts under the B&W Note in excess of $25 million would be payable only upon satisfaction of the condition precedent that neither the FAIR Act nor any other U.S. federal legislation designed to resolve asbestos-related personal injury claims through the implementation of a national trust shall have been enacted and become law on or before November 30, 2006 (the “Condition Precedent”). The terms of the Currently Proposed Settlement further provides that:
•	if such legislation is enacted and becomes law on or before November 30, 2006 and is not subject to a legal proceeding as of January 31, 2007 which challenges the constitutionality of such legislation (any such proceeding is referred to as a “Challenge Proceeding”), the Condition Precedent would be deemed not to have been satisfied, and no amounts would be payable under the Contingent Payment Right and no amounts in excess of $25 million would be payable under the B&W Note; and

•	if such legislation is enacted and becomes law on or before November 30, 2006, but is subject to a Challenge Proceeding as of January 31, 2007, the Condition Precedent would be deemed not to have been satisfied, and any rights with respect to the Contingent Payment Right and payments under the B&W Note in excess of $25 million would be suspended until either:
(1)	there has been a final, nonappealable judicial decision with respect to the Challenge Proceeding to the effect that such legislation is unconstitutional as generally applied to debtors in Chapter 11 proceedings whose plans of reorganization have not yet been confirmed and become substantially consummated (i.e., debtors that are similarly situated to B&W as of September 1, 2005), so that such debtors would not be subject to such legislation, in which event the Condition Precedent would be deemed to have been satisfied, and the Contingent Payment Right would vest and the B&W Note would become fully payable pursuant to its terms (in each case subject to the protection against double payment provisions described below); or

(2)	there has been a final nonappealable judicial decision with respect to the Challenge Proceeding which resolves the Challenge Proceeding in a manner other than as contemplated by the immediately preceding clause, in which event the Condition Precedent would be deemed not to have been satisfied, and no amounts would be payable under the Contingent Payment Right and no amounts in excess of $25 million would be payable under the B&W Note.
     The Currently Proposed Settlement also includes provisions to provide some protection against double payment so that, if the FAIR Act or similar U.S. federal legislation is enacted and becomes law after November 30, 2006, or the Condition Precedent is otherwise satisfied (in accordance with the provisions described in clause (1) above), any payment MII or any of its subsidiaries may be required to make pursuant to the legislation on account of asbestos related personal injury claims against any of the B&W Entities would reduce, by a like amount:
•	first, the amount, if any, then remaining payable pursuant to the Contingent Payment Right; and

•	next, any then remaining amounts payable pursuant to the B&W Note.
     Under the terms of the Currently Proposed Settlement, the Apollo/Parks Township Claims will not be channeled to a trust, as contemplated by the Previously Negotiated Settlement, and will not be impaired under the terms of the proposed joint plan in its current form.
     While the Currently Proposed Settlement has been structured in a manner to permit all disputes relating to the Apollo/Parks Township Claims and the associated insurance coverage to be resolved after the proposed joint plan has been confirmed and becomes effective, we are in the process of negotiating a mutually satisfactory resolution of the disputes between several of the parties. B&W, representatives of the claimants in the Hall Litigation and ARCO have negotiated an agreement in principle, which has been memorialized in a term sheet that reflects a proposed settlement of the Hall Litigation (the “Term Sheet”). The Term Sheet contemplates, among other things, that: (1) B&W and ARCO will be provided full and complete releases from each of the Apollo/Parks Township Releasors (as that term is to be defined in a definitive settlement agreement generally to mean the existing claimants in the Hall Litigation and related pending litigation) (2) ARCO will make a $27.5 million cash payment to the Apollo/Parks Township Releasors upon the effective date of the proposed joint plan; (3) B&W will make a $47.5 million cash payment to the Apollo/Parks Township Releasors upon the effective date of the proposed joint plan; (4) B&W will make a $12.5 million payment to the Apollo/Parks Township Releasors upon the third anniversary of the effective date of the proposed joint plan; and (5) B&W and ARCO will retain all insurance rights, including without limitation with respect to the claims of the Apollo/Parks Township present claimants who are not Apollo/Parks Township Releasors (the “Unliquidated Apollo/Parks Township Present Claims”) and with respect to any future Apollo/Parks claims (the “Apollo/Parks Township Future Demands”). We intend to seek reimbursement from our nuclear insurers for all amounts that would be paid by B&W under the Term Sheet. Our nuclear insurers have refused to fund the proposed settlement of the Hall Litigation and have indicated that, while they do not anticipate objecting to the terms of the proposed joint plan, they will object to the proposed settlement of the Hall Litigation unless the settlement does not prejudice our nuclear insurers in any subsequent litigation brought by us seeking reimbursement from them.

     Under the proposed joint plan and the proposed settlement outlined in the Term Sheet, the Unliquidated Apollo/Parks Township Present Claims and Apollo/Parks Township Future Demands will pass through the bankruptcy case unimpaired. We believe that these claims will be resolved within the limits of coverage of our insurance policies. However, should the B&W Chapter 11 settlement fail, or should the proposed settlement of the Hall Litigation not be consummated, there may be an issue as to whether our insurance coverage is adequate and we may be materially adversely impacted, if our liabilities exceed our coverage.
     The Currently Proposed Settlement contemplates that the proposed joint plan must become effective, on a final, nonappealable basis, no later than February 22, 2006 or such later date to which we, the ACC and the FCR may agree (the “Deadline Date”). The terms of the Currently Proposed Settlement further contemplate that, if the effective date of the proposed joint plan has not occurred by that date, and is not extended by the ACC, the FCR and us, acting together, then the New Proposed Agreement will be abandoned and the parties will resume their efforts to effect the Previously Negotiated Settlement. However, as discussed above, there have been various objections, appeals and uncertainties that have impeded the progress of that Previously Negotiated Settlement, and there is substantial uncertainty as to whether that settlement would be consummated. If neither settlement is consummated, we would be subject to various risks and uncertainties associated with the pending and future asbestos liability of B&W and the other Debtors (in the absence of federal legislation that comprehensively resolves those liabilities on terms that are not materially less favorable to us than the terms of the proposed settlement). These risks and uncertainties include (1) potential future rulings by the presiding courts that could be adverse to us and (2) the risks and uncertainties associated with appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found the ACC and the FCR failed to sustain their burden of proving B&W was insolvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999, and the related ruling issued on April 17, 2002.
     There are numerous conditions to the Currently Proposed Settlement. The proposed joint plan sets forth various conditions to confirmation, including various required findings of fact and conclusions of law by the Bankruptcy Court or the United States District Court for the Eastern District of Louisiana (the “District Court”), as well as the approval of the proposed resolution by our stockholders. The proposed joint plan also establishes various conditions that must be satisfied after its confirmation and before it will become effective. These conditions include, among others, the following:
•	Specified court orders, including a confirmation order and an order or orders entering specified injunctions, including the channeling injunction to channel asbestos-related claims (other than worker’s compensation claims) attributable to the business or operations of B&W and its subsidiaries) to the asbestos personal injury trust, must have been entered or affirmed by the District Court, and those orders must have become final and nonappealable and those injunctions must be in full force and effect. The failure to resolve disputes with remaining objectors, including the objecting insurers, could materially hinder satisfaction of this condition.

•	The District Court must have issued findings to the effect that the proposed joint plan complies with the requirements of the U.S. Bankruptcy Code, including the requirements of Section 524(g) of the U.S. Bankruptcy Code.

•	The applicable parties to the documents ancillary to the proposed joint plan, to implement the proposed settlement and the other provisions of the proposed joint plan, must have executed and delivered those documents.

•	The Debtors must have obtained new financing arrangements, or an extension of their existing financing arrangements, to support their operations on their exit from the Chapter 11 proceedings.

•	The ACC and the FCR must have dismissed with prejudice their appeal from the decision in the adversary proceeding relating to the corporate reorganization we completed in 1998.

•	The Currently Proposed Settlement must not have been terminated pursuant to its terms, which provide that the agreement may be terminated: (1) by mutual consent of the parties; (2) by the ACC,

the FCR or us if MII stockholder approval of the Currently Proposed Settlement has not been obtained on or before January 31, 2006; (3) by MII, if its Board of Directors determines that a material adverse change has occurred in either the financial condition, assets or operations of B&W and its subsidiaries or national or international general business or economic conditions that obligates the MII Board to terminate the Currently Proposed Settlement to avoid a breach of its fiduciary duties; or (4) by the ACC, the FCR or us if the proposed joint plan has not become effective, on a final, non-appealable basis, on or before the Deadline Date.
     While it is possible that conditions to confirmation or effectiveness may be waived, any such waiver would require unanimous agreement among the plan proponents. Accordingly, we can provide no assurance that the proposed joint plan will be confirmed and become effective and that the Currently Proposed Settlement will be consummated.
     The proposed joint plan is subject to ongoing confirmation proceedings, in the following sequence. On October 26, 2005, the Bankruptcy Court commenced a hearing on (1) the disclosure statement relating to the proposed joint plan and (2) a motion to establish plan solicitation procedures. At the hearing, the Bankruptcy Court did not issue any orders, but rather, continued the hearing until November 10, 2005, pending a ruling by the District Court on a jurisdictional question which is set for hearing on November 9, 2005. Upon resolution of the jurisdiction issue, timing and result of which is uncertain, the Bankruptcy Court will be positioned to complete the disclosure statement hearing and proceed to a confirmation hearing which will be set sometime thereafter and will continue into at least December 2005. The Bankruptcy Court will then prepare written proposed findings that would be submitted to the District Court. Thereafter, the District Court may oversee additional hearings and briefing and may issue a plan confirmation order. If the District Court confirms the proposed joint plan, one or more parties may appeal the District Court’s confirmation order to the U.S. Court of Appeals for the Fifth Circuit in appellate proceedings that could extend beyond the Deadline Date.
Accounting Treatment
     As a result of the Chapter 11 filing, beginning on February 22, 2000, we stopped consolidating the results of operations of the B&W and its subsidiaries in our financial statements and we began accounting for our investment in B&W under the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million.
     On December 19, 2002, in connection with the filing of drafts of the third amended joint plan and related settlement agreement in the Chapter 11 proceedings, we determined that a liability related to the previously negotiated settlement was probable and that the amount of that liability was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the Previously Negotiated Settlement of $110 million, including tax expense of $23.6 million, reflecting the present value of our contemplated contributions to the trusts. The estimate had been adjusted since 2002 through June 30, 2005 based on the provision of the previously negotiated settlement and a liability of $146,700 is currently recorded by the Company. For the three months ended September 30, 2005, we no longer evaluated our liability based on the previously negotiated settlement as we feel it is no longer probable. Under the terms of the new proposed settlement, MI would be allowed to maintain its equity in B&W and would consolidate its operations as of the effective date of the settlement. Based upon the Currently Proposed Settlement, upon a reconsolidation of B&W, we would intend to account for the difference between the carrying amount of our investment in B&W and B&W’s net assets in a manner similar to a step acquisition by applying the guidelines of SFAS No. 141 “Business Combinations.”

Debtor-in-Possession Financing
     In connection with the bankruptcy filing, the Debtors entered into an original $300 million debtor-in-possession revolving credit facility (the “DIP Credit Facility”), which, amended, now provides for credit extensions of up to $250 million and expires in February 2007. All amounts owed under the facility have a super-priority administrative expense status in the bankruptcy proceedings. The Debtors’ obligations under the facility are (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd. and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted security interests in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt. We are in the process of negotiating an amendment of the effective date of those security interests so that they will not become effective if the effective date of the currently proposed joint plan is on or before February 22, 2006. However, there can be no assurance that these negotiations will be successful. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100 million in the aggregate. There were no borrowings under this facility at September 30, 2005 or December 31, 2004. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. The interest rate is our option of J. P. Morgan prime plus 1.25%, or LIBOR plus 2.5%, and letters of credit are charged at 1%.
     A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the “Pre-existing LCs”). MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of September 30, 2005, approximately $118.4 million in letters of credit had been issued under the DIP Credit Facility, of which approximately $11.1 million was to replace or backstop Pre-existing LCs. All previous Pre-existing LCs have expired.
     In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. At September 30, 2005, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $28.2 million, of which only a negligible amount relates to bonds issued after February 21, 2000.
     As to the guarantee and indemnity obligations related to B&W’s letters of credit and surety bonds, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.

Financial Results and Reorganization Items
     Summarized financial data for B&W is as follows:
INCOME STATEMENT INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
Revenues	$373,147	$279,015	$1,086,795	$1,013,439
Operating Income (Loss)	$(441,643)	$20,642	$(407,715)	$88,348
Depreciation and Amortization	$4,556	$4,648	$13,357	$13,319
Income (Loss) before Provision for (Benefit from) Income Taxes	$(447,157)	$14,076	$(406,381)	$82,393
Net Income (Loss)	$(271,901)	$11,322	$(252,861)	$80,781
     Included in Operating Income (Loss) for the three and nine months ended September 30, 2005 is net expense of B&W’s asbestos liability and other liability claims totaling approximately $468.4 million and $477.4 million, respectively. In the three and nine months ended September 30, 2004 the revaluation of B&W’s asbestos liability totaled $0.2 million and ($0.4) million, respectively. The estimation of B&W’s asbestos liability in the three months ended September 30, 2005 is based on the assumption that the condition precedent, as described in the section “Currently Proposed Settlement” in Note 8, being satisfied is probable as we cannot predict at this time the likelihood of federal legislation related to the FAIR Act being passed. Should federal legislation be enacted as described in Note 8, B&W would subsequently record a favorable adjustment to its asbestos liability totaling approximately $600 million, pre-tax.
     Also included in Operating Income (Loss) for the three and nine months ended September 30, 2005 is qualified pension plan expense applicable to B&W’s pension plan spun-off by MI in January of 2005 totaling approximately $6.8 million and $18.2 million, respectively. No amounts were recorded by B&W in 2004 under this plan.
     Also included in the three months and nine months ended September 30, 2005 is tax benefit of approximately $175 million related to the additional settlement charge. In addition, in the nine months ended September 30, 2004 a federal deferred tax asset valuation allowance adjustment was recorded as a credit to Provision for (Benefit From) Income Taxes totaling approximately $26.2 million.
BALANCE SHEET INFORMATION

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Assets:
Current Assets(1)	$818,153	$734,198
Noncurrent Assets(2)	1,965,013	1,668,090

Total Assets	$2,783,166	$2,402,288

Liabilities:
Current Liabilities	$590,605	$513,308
Noncurrent Liabilities(3)	2,419,424	1,792,506
Stockholder’s Equity	(226,863)	96,474

Total Liabilities and Stockholder’s Equity	$2,783,166	$2,402,288

(1)	Included in Current Assets are cash and cash equivalents totaling $392.3 million at September 30, 2005 and $351.5 million at December 31, 2004.

(2)	Included in Noncurrent Assets is approximately $1.1 billion in insurance recoveries which relates to the asbestos-related liability.

(3)	Includes liabilities subject to compromise of approximately $2.2 billion, which primarily result from asbestos-related issues.
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
     Effective January 31, 2005, MI spun off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a plan sponsored by B&W. Approximately 46% of the participants in the MI pension plan at January 30, 2005 transferred to the new B&W sponsored plan. As of September 30, 2005, we have recorded our best estimate of this transaction based on data received from our actuary and we reduced our Pension Liability by approximately $117.1 million and recorded a long-term liability — Deferred Liability Associated with Babcock & Wilcox Company Pension Plan Spin-Off. Under this new plan B&W becomes the primary obligor; however, under the Internal Revenue Code and ERISA guidelines B&W remains a member of MI’s controlled group. We currently expect this deferred liability to remain pending the final resolution of the B&W Chapter 11 proceedings. We will update the estimated transfer quarterly until the actual transfer amount is settled among all parties. If the currently proposed settlement is consummated, we expect to reconsolidate B&W’s pension liability at the effective date of the settlement.
NOTE 9 – RESTRICTED CASH AND LIQUIDITY
     At September 30, 2005, we had total cash and cash equivalents of $518.9 million. However, our ability to use $144.8 million of these funds is restricted due to the following: $71.5 million serves as collateral for letters of credit; $0.3 million serves as collateral for foreign exchange trading and other financial obligations; $40.0 million is required to meet reinsurance reserve requirements of our captive insurance companies; and $33.0 million is held in restricted foreign accounts.
     As a result of the B&W bankruptcy filing in February 2000, our access to the cash flows of B&W and its subsidiaries has been restricted. Further, MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments.
NOTE 10 – SUBSEQUENT EVENT
     In October 2005, while in drydock, JRM’s Derrick Barge 50 (“DB 50”) was damaged due to the effects of Hurricane Wilma. JRM is inspecting the vessel to determine the extent of damage. At this time, JRM cannot predict what impact, if any, this damage will have on JRM’s forecasted utilization of the DB 50 and associated revenues, operating income, and cash flow. The DB 50 is covered by insurance subject to a deductible totaling $3 million. We believe that any damage sustained to the DB 50 will not have a material adverse impact on our consolidated financial position, results of operations or cash flow.
     On November 2, 2005, MI issued notice to redeem in full its 8.75% Medium Term Notes Series “B” due 2023 in the aggregate principal amount of $50 million at 103.5% of such amount, or $51.8 million, on December 5, 2005.

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
     In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions to be made on projects, by our customers, about offshore developments to be made by oil and gas companies;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments, and availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our industries;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	estimates for pending and future nonemployee asbestos claims against B&W and potential adverse developments that may occur in the Chapter 11 reorganization proceedings and the proposed settlement involving B&W and certain of its subsidiaries and MII;

•	the ultimate resolution of the appeals from the ruling issued by the Bankruptcy Court on February 8, 2002, which found B&W solvent at the time of a corporate reorganization completed in the fiscal year ended March 31, 1999 and the related ruling issued on April 17, 2002;

•	the potential impact on available insurance due to bankruptcy filings by asbestos-troubled companies;

•	the potential impact on our insurance subsidiaries of B&W asbestos-related claims under policies issued by those subsidiaries;

•	changes in, and liabilities relating to, existing environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	our internal controls may not be sufficient to achieve all stated objectives;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including among others, countries in the Middle East and Asia Pacific;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.
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
     As of September 30, 2005, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates, or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.

     Effective January 1, 2005, pension expense attributable to the BWXT pension plan previously recorded in Corporate has been recorded in our Government Operations segment. The amount recorded in our Government Operations segment for the three and nine months ended September 30, 2005 totals approximately $5.3 million and $15.9 million, respectively, which was the approximate amount recorded in Corporate for the three and nine months ended September 30, 2004. We expect this allocation will be approximately $22 million for the year ending December 31, 2005. In 2004, approximately $21.8 million of pension expense related to BWXT (substantially all of our Government Operations Segment) was recorded in Unallocated Corporate. In addition, effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a new pension plan sponsored by B&W. Prior to January 31, 2005, pension expense attributable to this B&W-sponsored plan was recorded in Corporate. In the nine months ended September 30, 2005, Corporate recorded approximately $2.3 million of expense attributable to the B&W pension plan (which represented one month of expense prior to the spin-off), compared to approximately $9.7 million and $29.0 million, respectively, in the three and nine months ended September 30, 2004. In 2004, pension expense associated with the spun-off plan was recorded in Unallocated Corporate and totaled approximately $38.6 million.
Marine Construction Services Segment
     At September 30, 2005, JRM had approximately $68 million in accounts and notes receivable, net of allowance for uncollectible amounts, due from one of its joint ventures in Mexico, and expects to generate revenues and cash flows in the final quarter of 2005 from the charter of some of its vessels to this venture. One note receivable from this joint venture is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. In addition, JRM also had approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at September 30, 2005. This joint venture continues to experience liquidity problems. JRM is presently experiencing delays in collection of and ultimate realization of its receivables from this joint venture. Recognition of a gain of approximately $5.4 million on the sale of the DB17 is currently being deferred, and will be recognized over the period the note is collected.
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
     In October 2005, while in drydock, JRM’s Derrick Barge 50 (“DB 50”) was damaged due to the effects of Hurricane Wilma. JRM is inspecting the vessel to determine the extent of damage. At this time, JRM cannot predict what impact, if any, this damage will have on JRM’s forecasted utilization of the DB 50 and associated revenues, operating income, and cash flow. The DB 50 is covered by insurance subject to a deductible totaling $3 million. We believe that any damage sustained to the DB 50 will not have a material adverse impact on our consolidated financial position, results of operations or cash flow.
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
Other
     As a result of the Chapter 11 reorganization proceedings involving B&W and several of its subsidiaries, we wrote off our net investment in B&W in the year ended December 31, 2002. On December 19, 2002, drafts of a joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of the previously negotiated settlement of the B&W bankruptcy proceedings. As of September 30, 2005, we no longer evaluate our liability based on the previously negotiated settlement as we feel it is no longer probable. We intend to keep this liability unchanged from its June 30, 2005 amount until the effective date of the currently proposed settlement, which is discussed in Note 8.
     Effective January 31, 2005, MI spun-off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a new pension plan sponsored by B&W. Approximately 46% of the participants in the MI pension plan at January 30, 2005 transferred to the new B&W-sponsored plan. As of September 30, 2005 B&W recorded its best estimate of this transaction based on data received from our actuary. B&W recorded an increase in its Pension Liability totaling approximately $117.1 million, with corresponding decreases in Other Comprehensive Income totaling approximately $100.5 million and in Capital in excess of par value totaling approximately $16.6 million. MI reduced its Pension Liability by approximately $117.1 million and recorded a long-term liability – Deferred Liability Associated with Babcock & Wilcox Pension Plan Spin-Off. Under this new plan B&W becomes the primary obligor; however, under the Internal Revenue Code and ERISA guidelines, B&W remains a member of MI’s controlled group. We currently expect this deferred liability to remain pending final resolution of the B&W Chapter 11 proceedings. We will update the estimated transfer quarterly until the actual transfer amount is settled between all parties. If the currently proposed settlement is consummated, we expect to reconsolidate B&W’s pension liability at the effective date of the settlement.
     For a summary of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these policies during the nine months ended September 30, 2005.
RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2005 vs. THREE MONTHS ENDED SEPTEMBER 30, 2004
Marine Construction Services
     Revenues increased $35.0 million to $360.6 million, as compared to $325.6 million in 2004 primarily due to an overall improvement in worldwide marine activity ($83.9 million). Additionally, increased activity and improvements on projects in the Middle East and Caspian areas ($21.6 million) contributed to the change. This increase was offset by completion in 2004 of the Belanak FPSO project in Indonesia, ($7.2 million) and the Front Runner spar project ($22.2 million); and the completion in May 2005 of the topsides fabrication project in Morgan City ($50.1 million).
     Segment operating income, which is before equity in income of investees, increased $45.0 million from $12.3 million to $57.3 million. Operating income from projects improved $44.9 million primarily due to an overall increase in worldwide marine activity ($22.0 million) and increased activity and improvements including change orders on projects in the Middle East and Caspian areas ($38.6 million). Those improvements were partly offset by decreased activity in Morgan City, where a major topsides fabrication project was completed in May 2005 ($11.1 million). In addition, general and administrative expenses increased by $2.9 million to $27.6 million, primarily due to higher costs related to systems development.
     Equity in income of investees increased $2.4 million to $2.5 million, due to settlement of warranty issues with respect to a joint venture in Europe.
     Gain (loss) on asset disposals and impairments — net decreased $12.3 million to $4.0 million, due largely to gains on sales of nonstrategic assets, primarily the vessel Oceanic 93, in the three months ended September 30, 2004.
Government Operations
     Revenues increased $18.4 million to $143.0 million, primarily due to higher volumes in the manufacture of nuclear components for certain U. S. Government programs. Also contributing to this increase were higher volumes in commercial nuclear environmental services work, including additional environmental engineering work and the change from equity income recognition for fees earned on a subcontract in Idaho. In addition, higher volumes from our commercial work developing/fabricating high-enriched uranium medical targets for use in the production of radio isotopes contributed to the increase in revenue. These radio isotopes are critical to the diagnosis and treatment of numerous types of cancers. In addition to this commercial work, increased revenue resulted from a project to downblend 50 metric tons of highly enriched uranium to low enriched uranium. The downblended material is to be used by U.S. commercial nuclear power plants as fuel to generate electricity. These increases were partially offset by lower revenues at two other U.S. Department of Energy (“DOE”) sites.
     Segment operating income, which is before equity income from investees, decreased $7.6 million to $13.4 million, primarily due to approximately $5.3 million of pension expense allocated to BWXT in the three months ended September 2005 that was recorded in unallocated corporate in the three months ended September 2004. In addition, there were also higher general and administrative expenses, primarily due to stock-based compensation expense as a result of the increase in our stock price, and facility oversight costs. There was also lower income from a DOE site in South Carolina, which was partially offset by higher volume and lower margins from our manufacture of nuclear components for certain U.S. Government programs and our commercial nuclear environmental services work.
     Equity in income from investees decreased $1.9 million to $5.9 million attributable to our joint venture in Idaho.
Corporate
     Unallocated Corporate expenses decreased $8.3 million from $17.6 million to $9.3 million, primarily due to the allocation of pension plan expense for the BWXT and B&W pension plans previously recorded in Corporate in 2004 totaling approximately $15 million. This decrease was partially offset by an increase in stock-based compensation expense attributable to the rise in our stock price in the three months ended September 30, 2005. Pension expense for the BWXT and B&W pension plans are recorded in our

Government Operations segment and in B&W’s stand-alone financial statements in 2005, due to the change in the allocation of pension expense for BWXT and the spin-off of the new B&W pension plan.
     From January 1, 2005, qualified pension plan expense on MI’s pension plan has been allocated to our Government Operations segment from Unallocated Corporate. In 2004, approximately $21.8 million of pension expense related to BWXT (substantially all of our Government Operations Segment) was recorded in Unallocated Corporate. We expect this amount to be approximately $22 million in 2005. In addition, effective January 31, 2005, the B&W portion of MI’s qualified pension plan has been spun-off into a new plan sponsored by B&W. In 2004, pension expense associated with the spun-off plan was recorded in Unallocated Corporate and totaled approximately $38.6 million. Once the final asset allocation from our actuary and any funding requirements are completed, we expect B&W’s qualified pension plan expense to be approximately $25 million in 2005. This amount is subject to change pending the final valuation from our actuary.
Other Income Statement Items
     Interest income increased $3.9 million to $5.4 million, primarily due to an increase in average cash equivalents and investments and prevailing interest rates.
Provision for Income Taxes
     The provision for income taxes decreased $2.3 million to $10.2 million, while income before provision for income taxes increased $37.9 million to $68.7 million. Our effective tax rate for the three months ended September 30, 2005 was approximately 14.8%.
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
     Income (loss) before provision for income taxes, provision for income taxes and effective tax rates for MII major subsidiaries are as follows:

	Income (loss) before		Provision for (Benefit from)		Effective
	Provision for (Benefit from) Income Taxes		Income Taxes		Tax Rate
	For the three months ended September 30,
	2005	2004	2005	2004	2005	2004
	(In thousands)		(In thousands)
Primarily United States:
MI	$8,745	$8,394	$3,951	$4,846	45.18%	57.73%
J. Ray McDermott Holdings, Inc.	$1,956	$(9,742)	$(457)	$18	(23.36)%	(0.18)%
Non-United States:
International Subsidiaries	$57,962	$32,053	$6,669	$7,586	11.51%	23.67%

Total MII	$68,663	$30,705	$10,163	$12,450	14.80%	40.55%

     MI is subject to United States federal income tax at the rate of 35%. The effective tax rate of MI is primarily affected by applicable state income taxes on its profitable BWXT subsidiary.

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
RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2005 vs. NINE MONTHS ENDED SEPTEMBER 30, 2004
Marine Construction Services
     Revenues decreased $48.3 million to $1,002.4 million primarily due to: completion in 2004 of the Belanak FPSO project in Indonesia ($52.8 million), the Carina Aries project in Argentina and the Front Runner spar project (total of $143.0 million for both); and the completion in May 2005 of the topsides fabrication project in Morgan City ($200.9 million). This decrease was partially offset by an overall increase in worldwide marine activity ($247.0 million) and increased activity and improvements on projects in the Middle East and Caspian areas ($94.8 million).
     Segment operating income, which is before equity in income of investees, increased $86.4 million from $28.6 million to $115.0 million. Operating income from projects improved by $90.2 million, primarily due to an overall increase in worldwide marine activity ($64.7 million) and increased activity and improvements including change orders on projects in the Middle East and Caspian areas ($71.6 million). These improvements were partly offset by: decreased activity in Morgan City, where a major topsides fabrication project was completed in May 2005 ($21.2 million); and the completion in 2004 of the Belanak FPSO project in Indonesia, the Carina Aries project in Argentina and the Front Runner spar project (totaling $21.1 million). In addition, general and administrative expenses increased by $7.3 million to $79.7 million primarily due to increased costs related to systems development, increases in legal costs, and increases in selling, marketing and bidding costs in the international areas.
     Gain (loss) on asset disposals and impairments — net decreased $10.1 million to $6.5 million, due largely to gains on sales of nonstrategic assets, primarily the vessel Oceanic 93 in the nine months ended September 30, 2004.
     Equity in income of investees increased $0.2 million to $2.2 million, primarily due to settlement of warranty issues with respect to a joint venture in Europe ($2.6 million). This increase was offset by decreased royalty income recognized in our Spars International Inc. joint venture.
Government Operations
     Revenues increased $56.9 million to $455.5 million, primarily due to higher volumes in the manufacture of nuclear components for certain U. S. Government programs. Also contributing to this increase were higher volumes in commercial nuclear environmental services work, including additional environmental engineering work and earlier fee recognition from a subcontract at a DOE site cleanup and the change from equity income recognition for fees earned on a subcontract in Idaho. In addition, higher volumes from our commercial work developing/fabricating high-enriched uranium medical targets for use in the production of radio isotopes contributed to this increase. In addition to this commercial work, increased revenue resulted from a project to downblend 50 metric tons of highly enriched uranium to low enriched uranium.

     Segment operating income, which is before equity income from investees, decreased $7.7 million to $50.4 million, primarily due to approximately $15.4 million of pension expense allocated to BWXT through September 30, 2005 that was recorded in unallocated corporate in 2004. In addition, there were also higher general and administrative expenses, primarily due to implementation of a new enterprise resource planning system along with increased facility management oversight costs, continued Sarbanes Oxley compliance costs, and costs related to stock based compensation expense due to the increase in our stock price. These increases were partially offset by higher volume and lower margins from our manufacture of nuclear components for certain U.S. Government programs and higher volumes and margins from our commercial nuclear environmental services and commercial work.
     Equity in income from investees increased $1.4 million to $22.6 million, primarily due to increased operating results from our joint venture in Tennessee.
Corporate
     Unallocated Corporate expenses decreased $27.9 million from $55.9 million to $28.0 million primarily due to the allocation of pension plan expense for the BWXT and B&W pension plans previously recorded in Corporate in 2004 totaling approximately $39 million, compared to 2005 which totaled approximately $2.3 million. Pension expense for the BWXT and B&W pension plans are recorded in our Government Operations segment and in B&W in 2005 due to the change in the allocation of pension expense for BWXT and the spin-off of the new B&W pension plan. This decrease was partially offset by an increase in stock-based compensation expense attributable to the rise in our stock price in the nine months ended September 30, 2005.
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
Other Income Statement Items
     Interest income increased $10.5 million to $13.8 million, primarily due to an increase in average cash equivalents and investments and prevailing interest rates.
     Interest expense increased $2.0 million to $27.8 million, primarily due to higher amortization of debt issuance costs and fees on our credit facilities.
     Other-net increased $2.7 million to $3.6 million, primarily due to dividends received from cost method investments.
Provision for Income Taxes
     In the nine months ended September 30, 2005, we reversed our federal deferred tax asset valuation allowance totaling approximately $50.4 million, which eliminates our MI federal deferred tax asset valuation allowance associated with our minimum pension liability discussed below. SFAS No. 109 provides that a valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. SFAS No. 109 also provides that all positive and negative evidence must be evaluated in determining the need for a valuation allowance. In the quarter ended June 30, 2005, our BWXT subsidiary received a contract extension on its management contract for the Y-12 site. In addition, we have evaluated our forecast of pre-tax income at MI on a going concern basis, and based on cumulative positive pre-tax income at MI in the recent three years including forecasted pre-tax income for 2005, and a forecast of positive pre-tax income in the future, have determined that we no longer require a federal deferred tax asset valuation allowance. This federal deferred tax asset valuation allowance was originally recorded in 2002 as an adjustment to Other Comprehensive Income at MI generated by an increase to MI’s Minimum Pension Liability. The gross deferred tax asset on this item was reduced substantially based on the spin-off of the B&W portion of MI’s pension plan to B&W. Under the guidelines of SFAS No. 109 we are reversing the remaining component of this federal valuation allowance through current period earnings by a credit to our provision for income taxes totaling approximately $50.4 million.
     Substantially as a result of the valuation allowance adjustment discussed above, the benefit from income taxes increased $39.0 million to $8.6 million from a provision of $30.4 million, while income before provision for (benefit from) income taxes increased $103.7 million to $153.3 million. Our effective tax rate for the nine months ended September 30, 2005 was approximately (5.6%).
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
     Income (loss) before provision for income taxes, provision for income taxes and effective tax rates for MII major subsidiaries are as follows:

	Income (loss) before		Provision for (Benefit from)		Effective
	Provision for (Benefit from) Income Taxes		Income Taxes		Tax Rate
	For the nine months ended September 30,
	2005	2004	2005	2004	2005	2004
	(In thousands)		(In thousands)
Primarily United States:
MI	$44,688	$21,046	$(28,781)	$12,289	(64.40)%	58.39%
J. Ray McDermott Holdings, Inc.	$(451)	$(3,727)	$(406)	$715	90.02%	(19.18)%
Non-United States:
International Subsidiaries	$109,067	$32,266	$20,636	$17,408	18.92%	53.95%

Total MII	$153,304	$49,585	$(8,551)	$30,412	(5.58)%	61.33%

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

     The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided several criteria are met. We have conducted a preliminary identification of potential repatriation and reinvestment opportunities. The only opportunities which we have are in our deconsolidated B&W subsidiary. We are also reviewing the other provisions of the Jobs Creation Act, including the provisions which will permit a U.S. taxpayer to claim in its 2005 tax filing a deduction from taxable income attributable to its domestic production and manufacturing activities. Various domestic activities that we perform would be considered production and manufacturing activities as defined in the Jobs Creation Act.
Backlog

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Marine Construction Services	$1,697,028	$1,252,055
Government Operations	1,497,649	1,700,243

TOTAL BACKLOG	$3,194,677	$2,952,298

     Revenue in backlog of our Marine Construction Services as of September 30, 2005 is $1,697.0 million, up $444.9 million from the December 31, 2004 backlog of $1,252.1 million. Revenue from the September 30, 2005 backlog currently forecasted to be recognized in 2005 is $218.0 million (13%); in 2006, $749.9 million (44%); in 2007, $472.8 million (28%); and thereafter $256.3 million (15%).
     Backlog of our Government Operations segment as of September 30, 2005 is $1,497.6 million, down $202.6 million from the December 31, 2004 backlog of $1,700.2 million. At September 30, 2005, our Government Operations’ backlog with the U. S. Government was $1.5 billion, which is substantially fully funded. Only $38.8 million, or approximately 2%, has not been funded as of September 30, 2005. Revenue from the September 30, 2005 backlog currently forecasted to be recognized in 2005 is $146.5 million (10%); in 2006, $492.7 million (33%); in 2007 $366.6 million (24%); and thereafter $491.8 million (33%). Backlog in our Government Operations segment represents contracts from our customers related to manufacturing operations only, and does not include the value of contracts related to management and operating services for various U.S. Government-owned facilities. Our Government Operations segment historically has seen its backlog decline for the first three successive quarters during a calendar year, which is followed by an increase during the fourth quarter when the trend typically reverses when new multi-year contracts are signed. We expect such a calendar year trend to continue for the foreseeable future. However, estimating future backlog in the Government Operations segment involves substantial uncertainty.
     At September 30, 2005, our Marine Construction Services backlog includes $115.8 million for a project with Dolphin Energy Ltd. that is accounted for under our deferred profit recognition policy as disclosed in our annual report on Form 10-K for the year ended December 31, 2004. As of September 30, 2005, we have deferred a total of approximately $15.5 million of gross profit on this project since its inception.
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
     On July 15, 2005, JRM commenced an offer to purchase at par up to $36.5 million of the JRM Secured Notes. The offer to purchase was made in accordance with the asset sale covenant contained in the indenture governing the JRM Secured Notes. None of the Secured Notes were tendered and, as a result, $36.5 million of cash obtained from the sale of JRM’s Derrick Barge 60 marine vessel is now unrestricted.
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
     Based on JRM’s improved liquidity position, we believe JRM has sufficient cash and letter of credit capacity to fund its operating requirements for at least the next twelve months.

     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at September 30, 2005. The interest rate at September 30, 2005 was 7.25%. Commitment fees are charged at a per annum rate of 0.375%, payable quarterly. Proceeds from the BWXT Credit Facility have been used to repay an intercompany loan from MII, to repay amounts owed by BWXT under the omnibus revolving credit facility and for general corporate purposes of BWXT, its subsidiaries and joint ventures. At September 30, 2005, BWXT had no borrowings outstanding and letters of credit outstanding under the facility totaled $52.3 million.
     At September 30, 2005, JRM had $57.8 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $24.2 million in letters of credit outstanding under a $25 million letter of credit facility entered on August 25, 2004. This facility is secured with liens placed on certain JRM assets, including its domestic accounts receivable and the DB26 vessel. The term of the facility is 36 months with an optional redemption by JRM after 18 months, with no financial covenants. The nonfinancial covenants and certain other terms and conditions of the $25 million letter of credit facility are similar to those set forth in the indenture relating to the JRM Secured Notes. This facility has a 14.5% participation fee and letters of credit are charged at a 0.125% issuance fee. As disclosed in our liquidity table below, as of November 2, 2005, JRM’s restricted cash to secure letters of credit has increased to $112 million.
     On November 7, 2005, BWXT and its lenders amended the BWXT Credit Facility to, among other things, remove the limitation on the aggregate principal amount of loans to be extended under the Credit Facility.
     As of September 30, 2005, MII had outstanding performance guarantees for two JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $70 million) relate to projects which have been completed and are in the warranty periods, the latest of which would expire in December 2005. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance. However, if JRM incurs substantial warranty liabilities and is unable to respond, and such liabilities are not covered by insurance, MII would ultimately have to satisfy those claims.
     On November 2, 2005, MI issued notice to redeem in full its 8.75% Medium Term Notes Series “B” due 2023 in the aggregate principal amount of $50 million at 103.5% of such amount, or $51.8 million, on December 5, 2005.
     MI expects to meet its cash needs in 2005 through intercompany borrowings from BWXT, which BWXT may fund through operating cash flows or borrowings under its credit facility. MI plans to use intercompany borrowings from BWXT to fund the redemption of the 8.75% Medium Term Notes.
     At September 30, 2005, we had total restricted cash and cash equivalents of $144.8 million. The restricted cash and cash equivalents include the following: $71.5 million which serves as collateral for letters of credit; $0.3 million which serves as collateral for foreign exchange trading and other financial obligations; $40.0 million is required to meet reinsurance reserve requirements of our captive insurance companies; and $33.0 million is held in restricted foreign accounts.
     At September 30, 2005 and December 31, 2004, our balance in cash and cash equivalents on our consolidated balance sheets includes approximately $10.7 million and $10.6 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.
     Our working capital, excluding restricted cash and cash equivalents, increased by approximately $152.0 million from a negative $53.2 million at December 31, 2004 to $98.8 million at September 30, 2005, attributable to an increase in cash and cash equivalents generated from cash provided by operating activities.

     Our net cash provided by operations was approximately $180.1 million for the nine months ended September 30, 2005, compared to cash used in operations of approximately $0.7 million for the nine months ended September 30, 2004. This increase was primarily attributable to higher net income and favorable cash flows from our net contracts in progress and advance billings from our Marine Construction Services segment.
     Our net cash used in investing activities increased approximately $160.6 million to $90.8 million for the nine months ended September 30, 2005 from cash provided by investing activities of $69.8 million for the nine months ended September 30, 2004. This increase is primarily attributable to purchases of available for sale securities, higher capital expenditures in 2005 and a decrease in restricted cash and cash equivalents.
     Our net cash provided by financing activities increased $66.1 million to $25.5 million in the nine months ended September 30, 2005 from cash used in financing activities of $40.6 million in the nine months ended September 30, 2004. In the nine months ended September 30, 2004 we had a decrease in short-term borrowings totaling $36.7 million attributable to the repayment of outstanding borrowings. In addition, we experienced an increase in net cash provided by financing activities attributable to the exercise of stock options in the nine months ended September 30, 2005.
     At September 30, 2005, we had investments with a fair value of $144.3 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of September 30, 2005, we had pledged approximately $41.7 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.
     At November 2, 2005, our liquidity position was as follows (in millions):

	JRM	MI	Other	Consolidated
Cash, cash equivalents and investments	$368	$61	$229	$658
Less restricted amounts:
Letter of credit collateral	(112)	—	(5)	(117)
Captive insurer requirements	(15)	—	(27)	(42)
Pledged securities	—	—	(42)	(42)
Restricted foreign accounts	(26)	—	(1)	(27)

Total available	215	61	154	430
Amount available under BWXT Credit Facility	—	83	—	83

Total available liquidity	$215	$144	$154	$513

The table above represents our liquidity position at a single date, which may not be indicative of our future liquidity position.
     As of September 30, 2005, MII had one outstanding performance guarantee for a contract executed by B&W. The guarantee has a cap of $3.2 million and has expired since September 30, 2005. Additionally, MII had outstanding performance guarantees for two contracts executed by Volund, a subsidiary of B&W. These guarantees, the last of which will expire on December 31, 2007, were all executed in 2001 and have an aggregate cap of $13.2 million. These projects have all been completed and MII has never had to satisfy a performance guaranty for Volund or B&W. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of September 30, 2005, B&W has sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII and such liabilities are not covered by insurance, MII would be liable.
     On February 21, 2000, B&W and certain of its subsidiaries entered into the DIP Credit Facility to satisfy their working capital and letter of credit needs during the pendency of their bankruptcy case. B&W had no borrowings outstanding under this facility at September 30, 2005 or December 31, 2004. Letters of credit outstanding under the DIP Credit Facility at September 30, 2005 totaled approximately $118.4 million. On

December 21, 2004, this facility was amended with a two year extension and increased from $227 million to $250 million. As a condition to borrowing or obtaining letters of credit under the DIP Credit Facility, B&W must comply with certain financial covenants. See Note 8 to our consolidated financial statements included in this report for further information on the DIP Credit Facility.
     As of September 30, 2005, MII, MI and BWICO have agreed to indemnify B&W for customer draws on $11.1 million in letters of credit that have been issued under the DIP Facility to replace or backstop letters of credit on which MII, MI and BWICO were makers or guarantors as of the time of B&W’s Chapter 11 filing. We are not aware that B&W has ever had a letter of credit drawn on by a customer. However, should customer draws occur on a significant amount of these letters of credit requiring MII, MI and BWICO, either individually or combined, to satisfy their primary, guaranty or indemnity obligations, the liquidity of MII, MI and BWICO would not be strained. In addition, as of September 30, 2005, MII guaranteed surety bonds of approximately $38.2 million, of which $34.1 million related to the business operations of B&W and its subsidiaries. We are not aware that either MII or any of its subsidiaries, including B&W, have ever had a surety bond called. As to the guarantee and indemnity obligations involving B&W, the proposed B&W Chapter 11 settlement contemplates indemnification and other protections for MII, MI and BWICO.
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects. This project included a limited term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of September 30, 2005. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek recoveries from B&W’s subsidiary for costs incurred in satisfying the customer claim. If the surety should seek recovery from B&W’s subsidiary in this instance, we believe that B&W’s subsidiary has adequate liquidity to satisfy its obligations. However, if claims are made by the surety against B&W’s subsidiary, and B&W’s subsidiary is unable to satisfy its obligations, MII could ultimately have to satisfy any claims. This surety bond is not included in our disclosures above as the project is deemed complete and in the warranty phase. In addition, BWICO has provided a parent company guarantee to the customer of the B&W subsidiary for contract performance associated with this project.
     As a result of its bankruptcy filing, B&W and its filing subsidiaries are precluded from paying dividends to us.
     As discussed in Note 8 to our consolidated financial statements included in this report, the Currently Proposed Settlement has been agreed to in the B&W Chapter 11 proceedings.
     As with the Previously Negotiated Settlement, the Currently Proposed Settlement contemplates a trust to be created for the benefit of asbestos personal injury claimants. The trust would be funded by contributions of:
•	$350 million in cash, which would be paid by MI or one of its subsidiaries on the effective date of the proposed joint plan;

•	an additional contingent cash payment of $355 million, which would be payable by MI or one of its subsidiaries within 180 days of November 30, 2006, but only if the condition precedent described below is satisfied, which amount would be payable with interest accruing on that amount at 7% per year from December 1, 2006 to the date of payment; and

•	a note issued by B&W in the aggregate principal amount of $250 million (the “B&W Note”), bearing interest at 7% annually on the outstanding principal balance from and after December 1, 2006, with a five-year term and annual principal payments of $50 million each, commencing on December 1, 2007, provided that, if the condition precedent described below is not satisfied, only $25 million principal amount of the B&W Note would be payable (with the entire $25 million due on December 1, 2007). B&W’s payment obligations under the B&W Note would be fully and unconditionally guaranteed by BWICO and MII. The guarantee obligations of BWICO and MII would be secured by a pledge of all of B&W’s capital stock outstanding as of the effective date of the proposed joint plan.
     We expect that contributions made by us or our subsidiaries to the trust should be tax deductible for the purpose of MII’s consolidated U.S. tax return, except to the extent such contributions consist of insurance proceeds or the transfer of rights under insurance policies.
     MII and most of its subsidiaries would also contribute to the trust substantially the same insurance rights as were to be contributed to the trust under the Previously Negotiated Settlement, consisting of rights to excess insurance coverage with an aggregate face value of available limits of coverage of approximately $1.15 billion. In addition, as with the Previously Negotiated Settlement, MII and all of its subsidiaries, including its captive insurers, and all of their respective directors and officers, would receive the full benefit of the protections afforded by Section 524(g) of the Bankruptcy Code with respect to asbestos-related personal injury claims (other than workers’ compensation claims) subject to the jurisdiction of courts in the United States and attributable to the business or operations of B&W and its subsidiaries.
     The terms of the Currently Proposed Settlement include a mechanism that would potentially limit the consideration to be contributed to the asbestos personal injury trust if the FAIR Act or similar U.S. federal legislation is enacted and becomes law. Specifically, those terms provide that the right to receive the $355 million contingent payment (the “Contingent Payment Right”) would vest and amounts under the B&W Note in excess of $25 million would be payable only upon satisfaction of the condition precedent that neither the FAIR Act nor any other U.S. federal legislation designed to resolve asbestos-related personal injury claims through the implementation of a national trust shall have been enacted and become law on or before November 30, 2006 (the “Condition Precedent”). The terms of the Currently Proposed Settlement further provide that:
•	if such legislation is enacted and becomes law on or before November 30, 2006 and is not subject to a legal proceeding as of January 31, 2007 which challenges the constitutionality of such legislation (any such proceeding is referred to as a “Challenge Proceeding”), the Condition Precedent would be deemed not to have been satisfied, and no amounts would be payable under the Contingent Payment Right and no amounts in excess of $25 million would be payable under the B&W Note; and

•	if such legislation is enacted and becomes law on or before November 30, 2006, but is subject to a Challenge Proceeding as of January 31, 2007, the Condition Precedent would be deemed not to have been satisfied and any rights with respect to the Contingent Payment Right and payments under the B&W Note in excess of $25 million would be suspended until either:
(1)	there has been a final, nonappealable judicial decision with respect to the Challenge Proceeding to the effect that such legislation is unconstitutional as generally applied to debtors in Chapter 11 proceedings whose plans of reorganization have not yet been confirmed and become substantially consummated (i.e., debtors that are similarly situated to B&W as of September 1, 2005), so that such debtors would not be subject to such legislation, in which event the Condition Precedent would be deemed to have been satisfied, and the Contingent Payment Right would vest and the B&W Note would become fully payable pursuant to its terms (in each case subject to the protection against double payment provisions described below); or

(2)	there has been a final nonappealable judicial decision with respect to the Challenge Proceeding which resolves the Challenge Proceeding in a manner other than as contemplated by the immediately preceding clause, in which event the Condition Precedent would be deemed not to have been satisfied and no amounts would be payable under the Contingent Payment Right and no amounts in excess of $25 million would be payable under the B&W Note.
     The Currently Proposed Settlement also includes provisions to provide some protection against double payment so that, if the FAIR Act or similar U.S. federal legislation is enacted and becomes law after November 30, 2006, or the Condition Precedent is otherwise satisfied (in accordance with the provisions described in clause (1) above), any payment MII or any of its subsidiaries may be required to make pursuant to the legislation on account of asbestos related personal injury claims against any of the B&W Entities would reduce, by a like amount:

•	first, the amount, if any, then remaining payable pursuant to the Contingent Payment Right; and

•	next, any then remaining amounts payable pursuant to the B&W Note.
     We intend to fund our obligations under the Currently Proposed Settlement with existing cash on hand, possible third-party financing, a potential equity offering, or some combination of all three alternatives, at either the parent or subsidiary level.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2005, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission due to the material weaknesses as of December 31, 2004 relating to account reconciliations and access controls to application programs and data described in our Annual Report on Form 10-K for the year ended December 31, 2004. However, our management has concluded that, based on additional procedures performed by us, our financial statements included in this Report on Form 10-Q, present fairly, in all material respects, the financial position of the Company at September 30, 2005 and December 31, 2004, and the results of our operations and cash flows for the three and nine months ended September 30, 2005 and September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. We are continuing our efforts to remediate our material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. With regard to our material weakness regarding account reconciliations, JRM’s Eastern Hemisphere’s account reconciliations and account analyses are now current. In addition, JRM has developed policies and procedures designed to ensure that these reconciliations and analyses remain current going forward. Concerning our material weaknesses with respect to access to financial applications and data, we have implemented tracking tools to monitor privileged user accounts with access to critical data. We have also implemented new workflow and process automation procedures in certain of our general ledger applications to enforce segregation of duties. Our corporate password policy has also been updated.

     There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on our purchases of equity securities during the quarter ended September 30, 2005, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

			Total number of	Maximum
			shares purchased	number of shares
	Total number	Average	as part of	that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs	plans or program

July 1, 2005 - September 30, 2005	5,631	$25.30	not applicable	not applicable

Total	5,631	$25.30	not applicable	not applicable

Item 5(a). Other Information
     From time to time, our directors, officers and employees may adopt trading plans pursuant to Exchange Act Rule 10b5-1(c). Robert A. Deason, Chief Operating Officer of JRM, has made periodic sales of the Company’s common stock pursuant to a 10b5-1 trading plan adopted May 27, 2005.

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
Exhibit 4.1 – Second Amendment to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended.
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
Executive Vice President and Chief Financial
Officer (Principal Financial Officer and Duly
Authorized Representative)

/s/ Michael S. Taff

By:	Michael S. Taff
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly
Authorized Representative)
November 8, 2005

EXHIBIT INDEX

Exhibit	Description
3.1*	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Second Amendment to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

* Incorporated by reference to the filing indicated.