Form 10-K
period 2005-12-31
MCDERMOTT INTERNATIONAL INC
filed 2006-03-01
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-08430
McDERMOTT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

REPUBLIC OF PANAMA	72-0593134

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 N. ELDRIDGE PKWY.
HOUSTON, TEXAS	77079

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (281) 870-5000
Securities Registered Pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of each class	on which registered

Common Stock, $1.00 par value Rights to Purchase Preferred Stock (Currently Traded with Common Stock)	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2005) was approximately $1,444,933,119.
The number of shares of the registrant’s common stock outstanding at January 31, 2006 was 72,042,835.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

McDERMOTT INTERNATIONAL, INC.
INDEX — FORM 10-K

i

ii

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	105

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	105

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	105

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	106

Signatures	112
Ratio of Earnings to Fixed Charges
Significant Subsidiaries of the Registrant
Consent of PricewaterhouseCoopers LLP
Rule 13a-14a/15d-14a certification of CEO
Rule 13a-14a/15d-14a certification of CFO
Section 1350 certification of CEO
Section 1350 certification of CFO

Statements we make in this Annual Report on Form 10-K which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings“Cautionary Statement Concerning Forward-Looking Statements”and “Risk Factors” in Items 1 and 1A of Part I of this report.
PART I
Item 1. BUSINESS
A. GENERAL
     McDermott International, Inc. (“MII”) was incorporated under the laws of the Republic of Panama in 1959 and is the parent company of the McDermott group of companies, which includes:
•	J. Ray McDermott, S.A., a Panamanian subsidiary of MII (“JRM”), and its consolidated subsidiaries;

•	McDermott Incorporated, a Delaware subsidiary of MII (“MI”), and its consolidated subsidiaries;

•	Babcock & Wilcox Investment Company, a Delaware subsidiary of MI (“BWICO”);

•	BWX Technologies, Inc., a Delaware subsidiary of BWICO (“BWXT”), and its consolidated subsidiaries; and

•	The Babcock & Wilcox Company, a Delaware subsidiary of BWICO (“B&W”), and its consolidated subsidiaries.
     In this Annual Report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.
     On February 22, 2006 B&W and three of its subsidiaries exited from the Chapter 11 Bankruptcy proceedings discussed below. See Note 22 to our consolidated financial statements included in this report for further information.
     On February 22, 2000, B&W and three of its subsidiaries (collectively, the “Debtors”) filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Debtors took this action as a means to determine and comprehensively resolve their asbestos liability. B&W’s operations were subject to the jurisdiction of the Bankruptcy Court since February 22, 2000 and, as a result, our access to cash flows of B&W and its subsidiaries was restricted.
     Due to the B&W Chapter 11 filing, on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements, and we began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W. On December 19, 2002, drafts of a consensual joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of settlement of the B&W Chapter 11 proceedings. Progress on the resolution of the Chapter 11 proceedings through that proposed settlement was impeded by various procedural objections and appeals on the part of: (1) American Nuclear Insurers relating to insurance coverage for Apollo/Parks Township Claims; and (2) insurers whose policies cover asbestos personal injury claims who had not settled with B&W, MII, the Asbestos Claimants Committee (“ACC”) and the Future Claimants Representative (“FCR”). As of September 30, 2005, we ceased evaluating our liability based on the previously negotiated settlement, as we determined it was no longer probable.
     Beginning in January 2005, we, together with the ACC, the FCR, the Debtors and their respective representatives, began discussions about alternative means to expedite the resolution of the Chapter 11 proceedings on a mutually acceptable basis. Those discussions ultimately led to a settlement (the “Settlement”), which was embodied in a plan of reorganization and related settlement agreement, which we and the other plan proponents jointly filed with the Bankruptcy Court on September 29, 2005 (the “plan of reorganization”). Following various proceedings in the Bankruptcy Court and the United States District Court for the Eastern District of Louisiana (the “District Court”), on January 17, 2006, the District Court issued an order confirming the plan of reorganization and issuing certain injunctions, which took effect on February 22, 2006, when the plan of reorganization became effective, and now protect us from asbestos-related personal injury claims arising out of the operations of the Debtors and or their subsidiaries by channeling such claims to an asbestos personal injury trust. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Notes 20 and 22 to our consolidated financial statements included in this report for information regarding developments in the B&W Chapter 11 proceedings and a summary of the components of the Settlement.
     We are a worldwide energy services company operating in three business segments:
•	Marine Construction Services includes the results of operations of JRM and its subsidiaries, which supply services to offshore oil and gas field developments worldwide. This segment’s principal activities include the front-end and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems. This segment operates in most major offshore oil and gas producing regions throughout the world, including the United States, Mexico, the Middle East, India, the Caspian Sea and Asia Pacific.

•	Government Operations includes the results of operations of BWXT and its subsidiaries. This segment supplies nuclear components to the U.S. Government and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”). Government Operations also includes the results of McDermott Technology, Inc. (“MTI”).

•	Power Generation Systems includes the results of operations of our Power Generation Group, which is conducted primarily through B&W and its subsidiaries. This segment provides a variety of services, equipment and systems to generate steam and electric power at energy facilities worldwide. Due to B&W’s Chapter 11 proceedings, from February 22, 2000 through February 22, 2006, we did not consolidate B&W’s and its subsidiaries’ results of operations in our consolidated financial statements. Amounts reported for this segment during that period reflect the results of operations of several foreign subsidiaries not owned by B&W. See Note 20 and Note 22 to our consolidated financial statements included in this report for information on the condensed consolidated results of B&W and its subsidiaries.
     The following tables summarize our revenues and operating income by business segment for the years ended December 31, 2005, 2004 and 2003. See Note 17 to our consolidated financial statements included in this report for additional information about our business segments and operations in different geographic areas.

		Year Ended
		December 31,
	2005	2004	2003
	(In Millions)
REVENUES

Marine Construction Services	$1,255.5	$1,367.9	$1,803.9
Government Operations	601.0	555.1	531.5
Adjustments and Eliminations	(0.2)	—	—

	$1,856.3	$1,923.0	$2,335.4

		Year Ended
		December 31,
	2005	2004	2003
	(In Millions)
OPERATING INCOME (LOSS):

Segment Operating Income (Loss):
Marine Construction Services	$150.7	$51.6	$(51.1)
Government Operations	68.0	76.7	58.2
Power Generation Systems	(0.9)	(0.9)	(0.8)

	$217.8	$127.4	$6.3

Gain on Asset Disposals and Impairments — Net:
Marine Construction Services	$6.5	$30.3	$5.8
Government Operations	0.1	0.6	0.4
Power Generation Systems	—	1.6	—

	$6.6	32.5	6.2

Equity in Income (Loss) from Investees:
Marine Construction Services	$2.8	$1.9	$(0.5)
Government Operations	31.2	32.5	28.0
Power Generation Systems	6.5	1.2	0.9

	$40.5	$35.6	$28.4

Unallocated corporate	(39.9)	(49.6)	(93.6)

	$225.0	$145.9	$(52.7)

(1)	See Note 17 to our consolidated financial statements included in this report for further information on unallocated corporate expenses.
B. MARINE CONSTRUCTION SERVICES
General
     The Marine Construction Services segment’s business involves the front-end and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems. This segment also provides comprehensive project management and procurement services. This segment operates in most major offshore oil and gas producing regions throughout the world, including the United States, Mexico, the Middle East, India, the Caspian Sea and Asia Pacific.
Marine Construction Vessels and Properties
     We operate a large fleet of marine vessels used in major offshore construction. The nucleus of a “marine construction spread” is a large derrick barge, pipelaying barge or combination derrick-pipelaying barge capable of offshore operations for an extended period of time in remote locations. We currently own or, through our ownership interests in joint ventures, operate two derrick vessels, one pipelaying vessel and nine combination derrick-pipelaying vessels. We also operate a pipelay vessel and a dive support vessel for a subdivision of the state-owned oil company of Azerbaijan. The lifting capacities of our derrick and combination derrick-pipelaying vessels range from 600 to 4,400 tons. These vessels range in length from 350 to 497 feet and are fully equipped with revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional equipment. Six of the vessels are self-propelled, with two also having dynamic positioning systems. We also have a substantial inventory of specialized support equipment for intermediate water and deepwater construction and pipelay. In addition, we own or lease a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of our major marine construction vessels.

     The following table sets forth certain information with respect to the major marine construction vessels utilized to conduct our Marine Construction Services business, including their location at December 31, 2005 (except where otherwise noted, each of the vessels is owned and operated by us):

					Maximum
			Year Entered	Maximum	Pipe
			Service/	Derrick	Diameter
Location and Vessel Name	Flag	Vessel Type	Upgraded	Lift (tons)	(inches)
UNITED STATES
DB 50 (a)	Panama	Pipelay/Derrick	1988	4,400	20
DB 16 (a)	U.S.A.	Pipelay/Derrick	1967/2000	860	30
Intermac 600	U.S.A.	Launch/Cargo Barge (b)	1973	—	—
MEXICO
DB 101(c)	Panama	Semi-Submersible Derrick	1978	3,500	—
Maya (fka DB 17) (d)	Mexico	Pipelay/Derrick	1969	860	60
Mexica (d)	Mexico	Derrick	1966	600	—
Mixteco (d)	Mexico	Pipelay/Derrick	1972	800	48
Huasteco (d)	Mexico	Pipelay/Derrick	1976	2,000	48
Olmeca II (d)	Mexico	Pipelay	1969	—	42
MIDDLE EAST
DB 27	Panama	Pipelay/Derrick	1974	2,400	60
CASPIAN SEA
Israfil Husseinov (e)	Azerbaijan	Pipelay	1997/2003	—	60
Akademik Tofiq Ismayilov (a)(e)	Azerbaijan	Dive Support Vessel	1987/2005	—	—
ASIA PACIFIC
DB 30	Panama	Pipelay/Derrick	1975/1999	3,080	60
DB 26	Panama	Pipelay/Derrick	1975	900	60
DLB KP1	Panama	Pipelay/Derrick	1974	660	60
Intermac 650	Panama	Launch/Cargo Barge (f)	1980	—	—
Franklin III	Panama	Shallow Water Barge	1997	—	—

(a)	Vessel with dynamic positioning capability.

(b)	The dimensions of this vessel are 500’ x 120’ x 33’.

(c)	Owned by us and operated by our Mexican joint venture, Construcciones Maritimas Mexicanas, S.A. de C.V., pursuant to a charter arrangement.

(d)	Owned and operated by our Mexican joint venture, Construcciones Maritimas Mexicanas, S.A. de C.V.

(e)	Operated by us for a subdivision of the State Oil Company of the Azerbaijan Republic.

(f)	The dimensions of this vessel are 650’ x 170’ x 40’.
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

     Expiration dates, including renewal options, of leases covering land for JRM’s fabrication facilities at December 31, 2005 were as follows:

Morgan City, Louisiana	Years 2008-2048
Jebel Ali, U.A.E.	Year 2015
Batam Island, Indonesia	Year 2028
Veracruz, Mexico	Year 2024
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
Foreign Operations
     JRM’s revenues, net of intersegment revenues, and its segment income (loss) derived from operations located outside of the United States, as well as the approximate percentages to our total consolidated revenues and total consolidated segment income (loss), respectively, for each of the last three years were as follows:

	Revenues		Segment Income (Loss)
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Year ended December 31, 2005	$1,068,118	57%	$205,445	77%
Year ended December 31, 2004	$842,831	44%	$82,673	42%
Year ended December 31, 2003	$1,070,894	46%	$(3,827)	—
     We participate in joint ventures involving operations in foreign countries that sometimes require majority ownership by local interests. One of our joint ventures, Construcciones Maritimas Mexicanas, S.A. de C.V., is a Mexican joint venture which provides marine installation services for Pemex in the Gulf of Mexico, in which we own a 49% interest. See Note 17 to our consolidated financial statements included in this report for further information on the geographic distribution of our revenues.
Customers
     JRM’s customers are primarily oil and gas companies, including several foreign government-owned companies. JRM’s five largest customers during 2005 were Azerbaijan International Operating Company, Ras Laffan Liquified Natural Gas Company Limited, BP Plc and its subsidiaries, Exxon Neftegas Limited and Apache Energy Limited, which accounted for 19.9%, 5.8%, 5.2%, 4.8% and 4.5% of our total consolidated revenues, respectively. JRM’s five largest customers during 2004 were Azerbaijan International Operating Company, BP Plc and its subsidiaries, Ras Laffan Liquified Natural Gas Company Limited, Murphy Oil Corporation and PT Brown and Root Indonesia which accounted for 22.1%, 14.3%, 6.6%, 5.8% and 2.9% of our total consolidated revenues, respectively.
     In 2001, we entered into a contract with a unit of BP Plc for the exclusive use of our Morgan City, Louisiana fabrication facility for a period of approximately three years to perform fabrication of topsides facilities for four new major deepwater hubs for the Gulf of Mexico: Holstein, Thunder Horse, Mad Dog and Atlantis. This arrangement expired in 2005 with delivery of the last topside facility.
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
Backlog
     As of December 31, 2005 and 2004, our Marine Construction Services segment’s backlog amounted to approximately $1.8 billion and $1.2 billion, respectively. This represents approximately 50% and 42% of our total consolidated backlog at December 31, 2005 and 2004, respectively. Of our December 31, 2005 backlog, we expect to recognize approximately $979 million in revenues in 2006, $545 million in 2007, and $258 million thereafter.
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
Raw Materials
     Our Marine Construction Services segment uses raw materials, such as carbon and alloy steels in various forms, welding gases, paint, fuels and lubricants, which are available from many sources. JRM does not depend on any single supplier or source for any of these materials. Although shortages of some of these materials and fuels have existed from time to time, no material shortage currently exists. However, steel prices are volatile and deliveries can be less than orderly, and shortages may occur from time to time.
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
     A number of companies compete with us in each of the separate marine pipelay and construction and fabrication phases in various parts of the world. These competitors include Allseas Marine Contractors S.A., Daewoo Engineering & Construction Co., Ltd., Global Industries Ltd., NPCC (Abu Dhabi), Heerema Group, Hyundai Heavy Industrial Co., Ltd., Kiewit Offshore Services, Ltd., Nippon Steel Corporation, Saipem S.p.A., Stolt Offshore S.A. and Technip S.A. Contracts are usually awarded on a competitive bid basis. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, condition of equipment, safety record and reputation, price competition is normally the primary factor in determining which qualified contractor with available equipment is awarded a contract. Major marine construction vessels have few alternative uses and, because of their nature and the environment in which they work, have relatively high maintenance costs whether or not they are operating. See the discussion in Item 1A, “Risk Factors” for additional information on the competitive nature of our Marine Construction Services segment.
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
     See Item 1A, “Risk Factors,” for further information on factors affecting demand.
C. GOVERNMENT OPERATIONS
General
     Our Government Operations segment consists of the operations of BWXT and its subsidiaries. Through this segment, we manage complex, high-consequence nuclear and national security operations and we are a principal supplier of nuclear components and advanced energy products to the U.S. Government. Through our operation of this segment, we have over 50 years of experience in the ownership and operation of large nuclear development, production and reactor facilities, including 47 years of providing precision-manufactured components for the U.S. Navy. Principal areas of operation include:
•	providing precision manufactured components for the U.S. Navy’s vessels;

•	managing and operating nuclear production facilities;

•	managing and operating environmental management sites;

•	managing spent nuclear fuel and transuranic waste for the U. S. Department of Energy (the “DOE”);

•	providing critical skills and resources for DOE sites; and

•	developing and deploying next generation technology in support of U.S. Government programs.
     BWXT conducts the operations of our Government Operations segment through three primary subsidiaries or divisions:
•	BWXT Services, Inc.;

•	Nuclear Equipment Division; and

•	Nuclear Products Division.
Properties
     BWXT’s principal manufacturing facilities are located in Lynchburg, Virginia; Barberton, Ohio; and Mount Vernon, Indiana. Each of these facilities is located on property we own.
     The Lynchburg, Virginia facility, which is BWXT’s Nuclear Products Division’s primary manufacturing plant, is the nation’s largest commercial high-enriched uranium processing facility. The facility resides on 437 acres with 870,000 square feet of manufacturing area and comprises 60 buildings and trailers. The site is the recipient of the highest rating given by the Nuclear Regulatory Commission for license performance. The performance review determines the safe and secure conduct of operations of the facility. The site is also the largest commercial International Atomic Energy Agency-certified facility in the U.S.

     Precision components and products ranging in size from a few grams to hundreds of tons can be accommodated in the Lynchburg facility. Modern multi-axis machining centers use computer controls with direct links to distributed CAD/CAM networks. Computer-controlled electron beam, plasma and TIG welding are used for joining a variety of special materials, including nuclear, refractory, superconducting alloys, stainless steel, inconel, titanium and aluminum. Other facility capabilities include:
•	advanced heat treatment to optimize material properties of components;

•	computerized real-time accept/reject dimensional inspection coordinate measuring systems for dimensional inspection, custom inspection gauging and calibration, destructive/nondestructive testing, dye check, Zyglo inspection, Cryogenic testing, ultrasonic inspection, magnetic particle inspection and CNC/DNC machining and inspection;

•	the design and development of advanced nuclear fuels systems for space, defense, research and commercial applications; and

•	the production of aluminum-clad uranium fuel elements of high and low enrichments for research and test reactors.
     The principal manufacturing facilities for BWXT’s Nuclear Equipment Division are the Barberton, Ohio and Mount Vernon, Indiana facilities. The Barberton facility includes 69 acres with 548,000 square feet of manufacturing area and 119,000 square feet of office area. The Mount Vernon facility, located on the Ohio River, includes 580,000 square feet of manufacturing space and 61,000 square feet of office space. The main manufacturing bay of the Mount Vernon facility is serviced by two 500-ton cranes, which extend over a barge dock on the Ohio River.
     Both the Barberton and Mount Vernon facilities recently completed extensive upgrades in equipment capabilities and capacities, including multiple, full-contouring CNC horizontal and vertical machining centers; large gantry robotic welding centers; and state-of-the-art support equipment for machining and welding.
Operations
     Management and Operation of U.S. Government Facilities through BWXT Services. BWXT manages and operates complex, high-consequence nuclear and national security operations for the DOE and the National Nuclear Security Administration (“NNSA”). In addition, BWXT provides a broad array of technical services in support of DOE and NNSA operations and facilities.
     BWXT provides operations, management and technical services in support of the following U.S. Government facilities:
•	Idaho National Laboratory. The Idaho National Laboratory is an 890-square-mile DOE site near Idaho Falls, Idaho that serves nuclear, national security and scientific research purposes. Operations at the facility include processing and managing radioactive and hazardous materials and nuclear reactor design, demonstration and safety. BWXT manages the nuclear and national security operations of this site as a team member of the Battelle Energy Alliance, the operator of the site.

•	Savannah River Site. The Savannah River Site is a 310-square mile DOE industrial complex located in Aiken, South Carolina dedicated to the processing and storing of nuclear materials in support of the national defense and U.S. nuclear nonproliferation efforts. The site also develops and deploys technologies to improve the environment and treat nuclear and hazardous wastes. As an integrated contractor at this site, BWXT is responsible for nuclear materials management and the startup and operation of a facility to extract tritium, a radioactive form of hydrogen necessary for the nation’s nuclear weapons stockpile.

•	Strategic Petroleum Reserve. The Strategic Petroleum Reserve provides emergency supply of crude oil stored at four sites in huge underground salt caverns along the Texas and Louisiana Gulf Coast. Since 1993, the facility has been managed and operated by DynMcDermott Petroleum Operations Company, a joint venture of DynCorp/CSC, McDermott International, Inc., International Matex Tank and Terminals and Jacobs Engineering. BWXT manages the contract.

•	Pantex Plant. The Pantex Plant is a 16,000-acre NNSA site located near Amarillo, Texas. Key operations at this facility include evaluating, retrofitting and repairing nuclear weapons; dismantling and sanitizing nuclear weapons components; developing, testing and fabricating high-explosive components; and handling and storing plutonium pits. BWXT, through a joint venture with Honeywell International Inc. and Bechtel National, Inc., manages and operates the facility. In June 2005, BWXT was notified it would be awarded a contract extension through 2010 for its work at this facility.

•	Y-12 National Security Complex. The Y-12 facility is an 811-acre NNSA site located in Oak Ridge, Tennessee. Operations at the site focus on the production, refurbishment and dismantlement of nuclear weapons components, storage of nuclear material and the prevention of the proliferation of weapons of mass destruction. As the prime contractor, BWXT, through a joint venture with Bechtel National Inc., manages the facility. In June 2005, BWXT was notified it would receive a contract extension through 2010 for its work at this facility.

•	Miamisburg Closure Project. The Miamisburg Closure Project is a 305-acre former DOE nuclear weapons laboratory and production facility located near Dayton, Ohio. BWXT currently serves as an integrated subcontractor at the site, providing management and technical support services in connection with ongoing environmental remediation activities.
     Nuclear Equipment Division. BWXT’s Nuclear Equipment Division, with manufacturing facilities located in Barberton, Ohio and Mount Vernon, Indiana, specializes in the design and manufacture of close-tolerance and high-quality equipment for nuclear applications. The Nuclear Equipment Division has over 100 years of experience in supplying heavy fabrications for industrial use, including components for defense applications.
     BWXT’s Nuclear Equipment Division has an experienced staff of design and manufacturing engineers capable of performing full scope, prototype design work coupled with manufacturing integration. Its engineering capabilities include:
•	steam separation equipment design and development;

•	thermal-hydraulic design of reactor plant components;

•	structural component design to ASME Sections III, VIII and XI Solid model CAD/CAM integrated with manufacturing;

•	materials expertise in high strength, low alloy steels, nickel-based materials and others;

•	material procurement of tubing, forgings, weld wire;

•	fully equipped metallographic and chemical analysis laboratory facility; and

•	the Nuclear Equipment Division also implements strong quality assurance programs to guarantee their customer the very best in quality products. Among those controls include ASME Section III Code Stamps (Spring 2006); Section I and Section VIII S, U, U2, U3 and R Stamps; Quality Assurance Programs that satisfies ASME Sections I and VII, MIL-Q-9858 and QRC-82; and non-destructive examinations, including radiographic testing, dye penetrant testing, ultrasonic and eddy current testing, and hydro, visual, and helium-leak testing.
     Nuclear Products Division. BWXT’s Nuclear Products Division is a leading manufacturer of critical nuclear components, fuels and assemblies for government and commercial uses. The division has supplied nuclear components for DOE programs since the 1950s. In addition, it is the largest domestic supplier of research reactor fuel elements for colleges, universities and national laboratories. The division also provides uranium targets used for medical isotopes, and converts or downblends high-enriched uranium into low-enriched fuel for use in commercial reactors to generate electricity.
     The Nuclear Products Division works closely with the DOE supported non-proliferation program. Currently it is assisting in the development of a high-density, low-enriched uranium fuel required for high-enriched uranium test reactor conversions. The division also fabricates uranium targets in support of the medical isotope industry.
     The Nuclear Products Division has been a leader in the receipt, storage, characterization, dissolution, recovery and purification of a variety of uranium-bearing materials. All phases of uranium downblending and uranium recovery are provided at the division’s Lynchburg, Virginia site.

Customers
     The U.S. Government is the primary customer of our Government Operations segment, comprising 86% of segment revenues for the year ended December 31, 2005 and 87% of segment revenues for the year ended December 31, 2004.
     The U.S. Government accounted for approximately 31%, 27%, and 21% of our total consolidated revenues for the years ended December 31, 2005, 2004, and 2003, respectively, including 28%, 26%, and 20%, respectively, related to nuclear components.
Contracts
     Our contracts with the federal government are subject to annual funding determinations. In addition, contracts with the federal government and its prime contractors usually contain standard provisions for termination at the convenience of the government or the prime contractor. Upon termination of such a contract, we are generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination.
     The contracts for the management and operation of U. S. Government facilities are generally structured five- year contracts with five year renewal options, which are exercisable by the customer. These are cost reimbursement contracts with a U.S. Government credit line with little corporate funded working capital. As a U.S. Government contractor, we are subject to federal regulations under which our right to receive future awards of new federal contracts may be unilaterally suspended or barred if we are convicted of a crime or indicted based on allegations of a violation of specific federal statutes.
Backlog
     At December 31, 2005 and 2004, our Government Operations segment’s backlog amounted to $1.8 billion and $1.7 billion, or approximately 50% and 58%, respectively, of our total consolidated backlog. Of the December 31, 2005 backlog in this segment, we expect to recognize revenues of approximately $570 million in 2006, $465 million in 2007 and $765 million thereafter. At December 31, 2005, this segment’s backlog with the U.S. Government was $1.8 billion (of which $31.1 million had not yet been funded), or approximately 50% of our total consolidated backlog. During the year ended December 31, 2005, the U.S. Government awarded this segment of new orders of approximately $652.1 million.
Raw Materials
     Our Government Operations segment relies on certain single-source suppliers for materials used in its products. We believe these suppliers are viable, and we and the U.S. Government expend significant effort to maintain the supplier base.
Competition
     Our Government Operations segment is engaged in a highly competitive business in which customer contracts are typically awarded through competitive bidding processes. We compete with other general and specialty contractors primarily on price, reputation, value and quality of service. Our Government Operations segment’s competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include Bechtel National Inc., Washington Group International, CH2M Hill, Inc., Fluor Corporation, Lockheed Martin Corporation and Nuclear Fuel Services, Inc.
Factors Affecting Demand
     Our Government Operations segment’s operations are generally capital-intensive on the manufacturing side. This segment may be impacted by U.S. Government budget restraints and delays.
     The demand for nuclear components for the U.S. Government comprises a substantial portion of this segment’s backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future; however such orders are subject to defense department budget constraints.
     See Section 1A, “Risk Factors,” for further information on factors affecting demand.

D. POWER GENERATION SYSTEMS
General
     The Power Generation Systems segment consists primarily of the operations of B&W, which were not consolidated in our financial results at December 31, 2005. See Note 20 and Note 22 for further information regarding B&W.
     B&W is a leading supplier of fossil fuel-fired steam generating systems, replacement commercial nuclear steam generators, environmental equipment and components, and related services to customers around the world. It designs, engineers, manufactures, and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses.
Properties
     B&W’s headquarters are located in Barberton, Ohio.
     B&W’s principal manufacturing facilities are located in:
•	West Point, Mississippi;

•	Lancaster, Ohio;

•	Cambridge, Ontario, Canada; and

•	Esbjerg, Denmark.
     B&W owns each of these facilities.
     B&W’s facility in West Point, Mississippi specializes in the fabrication of products used in the power generation industry, including furnace wall panels, complete cyclone furnace assemblies, longflow economizers and generating banks, heat recovery steam generators, FM package boilers, and related mechanical and structural components. In addition, the products fabricated at this facility serve the electric utility, pulp and paper, and other industries. This facility received a substantial upgrade in equipment and machinery in 2004 as part of a modernization program.
     The Lancaster, Ohio facility is the headquarters of Diamond Power International, Inc. (“DPII”), a wholly owned subsidiary of B&W. DPII is the largest supplier of boiler-cleaning equipment in the world. This facility supplies cleaning systems for heat transfer surfaces in boilers of all sizes and the burning of all fossil fuels.
     B&W’s Canadian facility specializes in the production of steam generation products and services for the nuclear utility as well as Canadian fossil fuel utility and industrial markets. The Cambridge facility encompasses approximately 520,780 square feet of office and manufacturing space with plate, machine, header, tube and boiler shops. In addition, the Cambridge facility contains a 37,000 square foot nuclear assembly clean room built specifically for the assembly of nuclear steam generators. The Cambridge facility houses a modern welding and Industrial Skills Training Service Center, a licensed private career college and testing center.
     B&W’s Esbjerg, Denmark facility is the principal facility of Babcock & Wilcox Volund. This facility is equipped with a wide variety of heavy-duty fabrication equipment including welding equipment, machine tools and other automated equipment. The primary focus of this facility is on new plant equipment for waste-to-energy plants.
     In addition to the above, B&W has several smaller facilities in different locations around the world. It also has a significant boiler manufacturing joint venture in China
Operations
     B&W and its subsidiaries:

•	provide engineered-to-order services, products and systems for energy conversion worldwide and related auxiliary equipment, such as burners, pulverizer mills, soot blowers and ash handlers;

•	manufacture heavy-pressure equipment for energy conversion, such as boilers fueled by coal, oil, bitumen, natural gas, solid municipal waste, biomass and other fuels;

•	fabricate steam generators for nuclear power plants;

•	design and supply environmental control systems, including both wet and dry scrubbers for flue gas desulfurization, modules for selective catalytic reduction of nitrous oxides and electrostatic precipitators and similar devices;

•	construct power plant equipment and provides related heavy mechanical erection services;

•	support operating plants with a wide variety of services, including the installation of new systems and replacement parts, engineered upgrades, construction, maintenance and field technical services such as condition assessments;

•	provide inventory services to help customers respond quickly to plant interruptions and construction crews to assist in maintaining and repairing operating equipment; and

•	provide power through cogeneration, refuse-fueled power plants, and other independent power-producing facilities and participate in this market as contractors for engineer-procure-construct services, as equipment suppliers, as operations and maintenance contractors and as an owner.
Customers
     B&W’s principal customers are government-and investor-owned utilities and independent power producers, businesses in various process industries, such as pulp and paper mills, petrochemical plants, oil refineries and steel mills, and other steam-using businesses and governmental units. Customers normally purchase services, equipment or systems from B&W after an extensive evaluation process based on competitive bids. B&W generally submits proposals based on the estimated cost of each job.
Backlog
     At December 31, 2005 and 2004, B&W’s consolidated backlog amounted to $2.1 billion and $1.5 billion, respectively. If, in B&W’s management’s judgment, it becomes doubtful whether a contract will proceed, B&W adjusts its backlog accordingly. If a contract is deferred or cancelled, B&W or one of its subsidiaries is usually entitled to a financial settlement related to the individual circumstances of the contract. Of the December 31, 2005 backlog in B&W, we expect to recognize revenues of approximately $1.1 billion in 2006, $616 million in 2007 and $300 million thereafter.
     B&W attempts to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts through an estimate of those changes, which are reflected in the original price. Most of those long-term contracts contain provisions for progress payments.
Raw Materials
     B&W uses raw materials such as carbon and alloy steels in various forms, including plates, forgings, structurals, bars, sheets, strips, heavy wall pipes and tubes. It also purchases many components and accessories for assembly. B&W generally purchases these raw materials and components as needed for individual contracts. Although shortages of some raw materials have existed from time to time, no serious shortage exists at the present time. B&W does not depend on a single source of supply for any significant raw materials.
Competition
     B&W primarily competes with:
•	a number of domestic and foreign-based companies specializing in steam-generating systems, equipment and services, including Alstom S.A., Mitsui Babcock Energy Limited, Babcock Power, Foster Wheeler Corporation, Aker Kvaerner ASA, Mitsubishi Heavy Industries, and Hitachi;

•	a number of additional companies in the markets for environmental control equipment and related specialized industrial equipment and in the independent power-producing business; and

•	other suppliers of replacement parts, repair and alteration services, and other services required to backfit and maintain existing steam systems.

Factors Affecting Demand
     B&W’s overall activity depends mainly on the capital expenditures of electric power generating companies, paper companies and other steam-using industries. Several factors influence these expenditures:
•	prices for electricity and paper, along with the cost of production and distribution;

•	prices for coal and natural gas and other sources used to produce electricity;

•	demand for electricity, paper and other end products of steam-generating facilities;

•	availability of other sources of electricity, paper or other end products;

•	requirements for environmental improvements;

•	level of capacity utilization at operating power plants, paper mills and other steam-using facilities;

•	requirements for maintenance and upkeep at operating power plants and paper mills to combat the accumulated effects of wear and tear;

•	ability of electric generating companies and other steam users to raise capital; and

•	relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.
     B&W’s products and services are capital intensive. As such, customer demand is heavily affected by the variations in customer’s business cycles and by the overall economies of the countries in which they operate.
E. PATENTS AND LICENSES
     We currently hold a large number of U.S. and foreign patents and have numerous patent applications pending. We have acquired patents and licenses and granted licenses to others when we have considered it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how rather than patents and licenses in the conduct of our various businesses.
F. RESEARCH AND DEVELOPMENT ACTIVITIES
     We conduct our principal research and development activities through individual business units at our various manufacturing plants and engineering and design offices. Our research and development activities cost approximately $34.1 million, $29.7 million and $39.8 million in the years ended December 31, 2005, 2004 and 2003, respectively. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Of our total research and development expenses, our customers paid for approximately $30.8 million, $25.1 million and $34.9 million in the years ended December 31, 2005, 2004 and 2003, respectively.
G. INSURANCE
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
     Coverage to insure against liability and property damage losses resulting from nuclear accidents at reactor facilities of our utility customers is not available in the commercial insurance marketplace, but we do have some protection against claims based on such losses. To protect against liability for damage to a customer’s property, we endeavor to obtain waivers of subrogation from the customer and its insurer and are usually named as an additional insured under the utility customer’s nuclear property policy. We also attempt to cap our overall liability in our contracts. To protect against liability from claims brought by third parties, we are insured under the utility customer’s nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that Price-Anderson was in full force and effect continue to receive the benefit of the Price-Anderson Act’s nuclear indemnity. The Price-Anderson Act was set to expire on December 31, 2006; however, Congress re-enacted and extended the Price-Anderson Act in 2005 for 20 years through December 31, 2025. BWXT currently has no contracts involving nuclear materials that are not covered by and subject to the nuclear indemnity provisions of the Price-Anderson Act.
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
     We have several wholly owned insurance subsidiaries that provide general and automotive liability insurance and, from time to time, builder’s risk within certain limits, marine hull and workers’ compensation insurance to our companies. These insurance subsidiaries have not provided significant amounts of insurance to unrelated parties. These captive insurers provide certain coverages for our subsidiary entities and related coverages. Claims as a result of our operations could adversely impact the ability of these captive insurers to respond to all claims presented, although we believe such a result is unlikely.

     As a result of the impact of the September 11, 2001 terrorist attacks, we have experienced higher costs, higher deductibles and more restrictive terms and conditions as we have renewed our insurance coverage. Specifically, several of our insurance programs, including property, onshore builder’s risk and others, now contain exclusions that were not previously applicable, including war and acts of terrorism. This issue has been impacted by the Terrorism Risk Insurance Act, although at this point insurers are quite divergent in the prices and coverage they are offering. We expect to continue to maintain coverage that we consider adequate at rates that we consider economical. However, some previously insured risks may no longer be insurable or insurance to cover them will be available only at rates that we consider uneconomical. In addition to the above, we expect an increase in our insurance premiums in 2006 attributable mostly to the severe hurricane season experienced in 2005.
     Additionally, upon the February 22, 2006 effectiveness of the settlement of the Chapter 11 proceedings of B&W and its affiliated debtor subsidiaries, MII and most of its subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain B&W pre-1979 primary and excess insurance coverages; and (2) certain 1979-1986 excess insurance coverage of MII and its affiliates, including JRM, MI, BWICO, BWXT and B&W, which 1979-1986 excess policies have an aggregate face value of available limits of coverage of approximately $1.15 billion. These insurance rights provided cover for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of such policies. With the contribution of these insurance rights to the asbestos personal injury trust, MII and its affiliates, including JRM, MI, BWICO, BWXT and B&W, may have underinsured or uninsured exposure for non-B&W-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.
H. EMPLOYEES
     At December 31, 2005, we employed approximately 14,200 persons compared with 12,500 at December 31, 2004. Approximately 3,100 of our employees were members of labor unions at December 31, 2005, compared with approximately 1,900 at December 31, 2004. Many of our operations are subject to union contracts, which we customarily renew periodically. Currently, we consider our relationship with our employees to be satisfactory.
I. GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS
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
     Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $10.1 million in the year ended December 31, 2005. In addition, compliance with existing environmental regulations necessitated capital expenditures of $0.4 million in the year ended December 31, 2005. We expect to spend another $11.0 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, there can be no assurance that we will not incur significant environmental compliance costs in the future.
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
     Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W’s nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the “Parks Facilities”), and B&W proceeded to decommission the facilities in accordance with its then-existing license from the Nuclear Regulatory Commission (the “NRC”). B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provided for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2003. BWXT filed its application to terminate the NRC license for the Parks Township facility and the NRC terminated the license in 2004 and released the facility for unrestricted use. For a discussion of certain civil litigation we are involved in concerning the Parks Facilities, see Note 10 to our consolidated financial statements included in this report.
     The Department of Environmental Protection of the Commonwealth of Pennsylvania (“PADEP”) advised B&W in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought related to potential groundwater contamination resulting from previous operations at the facilities. BWXT now owns these facilities. PADEP has advised BWXT that it does not intend to assess any monetary sanctions, provided that BWXT continues its remediation program for the Parks Facilities. BWXT has performed a risk assessment that indicates that no additional work is necessary for non-radiation contamination of the Parks facility. That risk assessment will be among the documentation provided to PADEP as part of the Act II process. BWXT’s NRC license has been terminated and the facility has been released for unrestricted use.
     We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.
     The NRC’s decommissioning regulations require BWXT and MTI to provide financial assurance that they will be able to pay the expected cost of decommissioning their facilities at the end of their service lives. BWXT and MTI will continue to provide financial assurance aggregating $25.5 million during the year ending December 31, 2006 with existing letters of credit for the ultimate decommissioning of all their licensed facilities, except one. This facility, which represents the largest portion of BWXT’s eventual decommissioning costs, has provisions in its government contracts pursuant to which all of its decommissioning costs and financial assurance obligations are covered by the DOE.
     At December 31, 2005 and 2004, we had total environmental reserves (including provisions for the facilities discussed above) of $14.9 million and $15.3 million, respectively. Of our total environmental reserves at December 31, 2005 and 2004, $5.8 million and $6.8 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
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
     In addition, various statements in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 – “Business” in Part I of this report and in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	decisions on spending by the U.S. Government;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments, and availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to offshore marine construction operations and nuclear industry;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	the potential impact on available insurance due to bankruptcy filings by asbestos-troubled companies;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East and Asia Pacific, and the former Soviet Union;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.
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
Item 1A. RISK FACTORS
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
Our Power Generation Systems segment derives substantially all its revenues from electric power generating companies, paper companies and other steam-using industries, with demand for its services and products depending on capital expenditures in these historically cyclical industries.
     The demand for power generation services and products depends primarily on the capital expenditures of electric power generating companies, paper companies and other steam-using industries. These capital expenditures are influenced by such factors as:
•	prices for electricity and paper, along with the cost of production and distribution;

•	prices for natural resources such as coal and natural gas;

•	demand for electricity, paper and other end products of steam-generating facilities;

•	availability of other sources of electricity, paper or other end products;

•	requirements for environmental improvements;

•	level of capacity utilization at operating power plants, paper mills and other steam-using facilities;

•	requirements for maintenance and upkeep at operating power plants and paper mills to combat the accumulated effects of wear and tear;

•	ability of electric generating companies and other steam users to raise capital; and

•	relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.
     A material decline in capital expenditures by electric power generating companies, paper companies and other steam-using industries over a sustained period of time could materially and adversely affect the demand for our power-generation services and products and our results of operations and financial condition.
War, other armed conflicts or terrorist attacks could have a material adverse effect on our business.
     The war in Iraq and subsequent terrorist attacks and unrest have caused instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas. The continuing instability and unrest in Iraq, as well as threats of war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets and contribute to even higher levels of volatility in prices for oil and gas. In addition, the continued unrest in Iraq could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. In addition, acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Armed conflicts, terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future.
We are subject to risks associated with contractual pricing in our industries, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline and we may suffer losses.
     Because of the highly competitive nature of the offshore marine construction industry, our Marine Construction Services segment performs a substantial number of its projects on a fixed-price basis. We attempt to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the revenue, cost and gross profit we realize on a fixed-price contract could vary from the estimated amounts because of changes in job conditions and variations in labor and equipment productivity over the term of the contract. These variations and the risks generally inherent in the marine construction industry may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. During 2003, our Marine Construction Services segment experienced material losses on three of our Spar projects, Medusa, Devils Tower and Front Runner; the Carina Aries project; and the Belanak FPSO project. These contracts contained first-of-a-kind aspects for JRM, and were long-term in nature. We experienced schedule delays and cost overruns on these contracts that adversely impacted our financial results and liquidity.
     In addition, we recognize revenues under our long-term contracts in our segments on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term projects could change, and adjustments to overall contract costs may continue to be significant in future periods.
As a result of the settlement of the B&W Chapter 11 proceedings, we have incurred significant future payment obligations that could adversely affect our liquidity.
     Under the terms of the Settlement, if the FAIR Act, or other similar legislation addressing resolution of asbestos claims, does not become law on or before November 30, 2006, or does become law but then becomes subject to a proceeding on or before January 31, 2007 which leads to a judicial decision that such legislation is unconstitutional as applied to Chapter 11 debtors similarly situated to B&W as of September 1, 2005, MI will be obligated to make, or to cause one of its subsidiaries to make, a $355 million cash payment to the Asbestos PI Trust and the entire $250 million principal amount of the B&W Note will be payable evenly over five years.
     We anticipate that the $355 million contingent cash payment, if required, would be funded by available cash, share issuances and/or debt. MI may not be able to obtain any additional financing that is required to fund the payment on commercially reasonable terms. In addition, any indebtedness incurred to fund this cash payment, along with the $250 million B&W Note, would represent significant additional indebtedness for us on a consolidated basis.
     While our management believes that, even with the addition of these new obligations, our consolidated indebtedness is reasonable in relation to our capitalization and working capital position, the increased level of indebtedness and other payment obligations has increased our vulnerability to cyclical declines in our businesses.
Pending pension funding reform legislation could have an impact on funding requirements for our pension plans.
     Congress is presently reviewing potential legislation which contains proposals for reforms regarding the funding requirements for pension plans. While we can not predict when or if any reform legislation will become law, nor the specific impact of any such legislation, we believe that the proposed legislation, in its current form, would (if enacted) require us to increase our future pension funding requirements.
We face risks associated with investing in foreign subsidiaries and joint ventures, including the risk that we may be restricted in our ability to access the cash flows or assets of these entities.
     We conduct some operations through foreign subsidiaries and joint ventures. We do not manage all of these entities. Even in those joint ventures that we manage, we are often required to consider the interests of our joint venture partners in connection with decisions concerning the operations of the joint ventures. Arrangements involving these subsidiaries and joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In addition, these foreign subsidiaries and joint ventures sometimes face governmentally imposed restrictions on their abilities to transfer funds to us. At December 31, 2005, JRM had approximately $63 million in accounts and notes receivable due from one of its joint ventures in Mexico. The note receivable is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. In addition, JRM also had approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at December 31, 2005. This joint venture has previously and continues to experience liquidity problems. JRM is presently experiencing delays in collection of and ultimate realization of its receivables from this joint venture. Recognition of a gain of approximately $5.4 million on the sale of the DB17 is currently being deferred. See Note 22 to our consolidated financial statements included in this report for further information on JRM’s Mexican operations.
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
Our operations are subject to operating risks and limits on insurance coverage, which could expose us to potentially significant liability costs.
     We are subject to a number of risks inherent in our operations, including:
•	accidents resulting in injury to or the loss of life or property;

•	environmental or toxic tort claims, including delayed manifestation claims for personal injury or loss of life;

•	pollution or other environmental mishaps;

•	hurricanes, tropical storms and other adverse weather conditions;

•	mechanical failures;

•	collisions;

•	property losses;

•	business interruption due to political action in foreign countries; and

•	labor stoppages.
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
     Additionally, upon the February 22, 2006 effectiveness of the settlement of Chapter 11 proceedings of B&W and its affiliated debtor subsidiaries, MII and most of its subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain B&W pre-1979 primary and excess insurance coverages; and (2) certain 1979-1986 excess insurance coverage of MII and its affiliates, including JRM, MI, BWICO, BWXT and B&W, which 1979-1986 excess policies have an aggregate face value of available limits of coverage of approximately $1.15 billion. These insurance rights provided cover for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of such policies. With the contribution of these insurance rights to the asbestos personal injury trust, MII and its affiliates, including JRM, MI, BWICO, BWXT and B&W, may have underinsured or uninsured exposure for non-B&W-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.
     BWXT, through two of its dedicated limited liability companies, has management and operating agreements with the U.S. Government for the Y-12 and the Pantex facilities. Most insurable liabilities arising from these sites are not protected in our corporate insurance program but rely on government contractual agreements and certain specialized self-insurance programs funded by the U.S. Government. The U. S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims and we expect it to continue this process during our administration of these two facilities. However, it should be noted that, in most situations, the U. S. Government is contractually obligated to pay, subject to the availability of authorized government funds.
     We have captive insurers which provide certain coverages for our subsidiary entities and related coverages. Claims as a result of our operations, could adversely impact the ability of these captive insurers to respond to all claims presented, although we believe such a result is unlikely.

We depend on significant customers, including the U.S. Government.
     Our three segments derive a significant amount of their revenues and profits from a small number of customers. The inability of these segments to continue to perform services for a number of their large existing customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.
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
     Most industry segments in which we operate are highly competitive. Some of our competitors or potential competitors have greater financial or other resources than we have. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. This factor is significant to our Marine Construction Services business, where capital investment is critical to our ability to compete.
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
     For discussions of various factors that affect the demand for our products and services in our segments, see the discussions under the heading “Factors Affecting Demand” in each of Sections B, C, and D of Item 1 above. For a discussion of our insurance coverages and uninsured exposures, see Section G of Item 1above. For discussions of various legal proceedings in which we are involved, in addition to those we refer to above, see Note 10 to our consolidated financial statements included in this report. In addition to the risks we describe or refer to above, we are subject to other risks, contingencies and uncertainties, including those we have referred to under the heading “Cautionary Statement Concerning Forward-Looking Statements” in Section J of Item 1above.
Item 1B. UNRESOLVED STAFF COMMENTS
     None
Item 2. PROPERTIES
     For a description of our significant properties, see Section B., “Marine Construction Services – Marine Construction Vessels and Properties,” Section C., “Government Operations – Properties,” and Section D., “Power Generation Systems – Properties.” We consider each of our significant properties to be suitable for its intended use.

Item 3. LEGAL PROCEEDINGS
     The information set forth under the heading “Investigations and Litigation” in Note 10, “Contingencies and Commitments,” to our consolidated financial statements included in this report is incorporated by reference into this Item 3.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held a special meeting of stockholders of MII on January 18, 2006 for our stockholders to consider and vote on the adoption of a resolution to authorize and approve the Settlement relating to the B&W Chapter 11 proceedings and authorize and approve our execution and delivery of, and performance under, the related settlement agreement.
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

			Broker Non-
Votes For	Votes Against	Abstentions	Votes
55,464,010	86,450	727,616	—
PART I I
Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our common stock is traded on the New York Stock Exchange. In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company’s Manual, we submitted the Annual CEO Certification to the New York Stock Exchange in 2005. Additionally, we filed certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2, respectively, to our Annual Report on Form 10-K for the year ended December 31, 2005. High and low stock prices by quarter in the years ended December 31, 2005 and 2004 were as follows:
YEAR ENDED DECEMBER 31, 2005

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2005	$20.39	$17.00
June 30, 2005	$23.39	$18.20
September 30, 2005	$38.24	$20.35
December 31, 2005	$44.85	$31.75
YEAR ENDED DECEMBER 31, 2004

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2004	$12.56	$7.60
June 30, 2004	$10.79	$6.72
September 30, 2004	$12.44	$9.80
December 31, 2004	$18.50	$11.89

     In the third quarter of 2000, MII’s Board of Directors determined to suspend the payment of regular cash dividends on MII’s common stock. We do not expect to declare or pay cash dividends in 2006; however, our Board of Directors will evaluate our dividend policy from time to time.
     As of December 31, 2005, there were approximately 3,370 record holders of our common stock.
     The following table provides information on our equity compensation plans as of December 31, 2005:

	Number of	Weighted-	Number of
	securities to be	average	securities
	issued upon exercise	exercise price	remaining
	of outstanding	of outstanding	available for
Plan Category	options and rights	options and rights	future issuance

Equity compensation plans approved by security holders	3,326,114	$12.13	582,677

Equity compensation plans not approved by security holders(1)	1,058,236	$11.15	—

Total	4,384,350	$11.90	582,677

(1)	Reflects information on our 1992 Senior Management Stock Plan, which is our only equity compensation plan that has not been approved by our stockholders and that has any outstanding awards that have not been exercised. We are no longer authorized to grant new awards under our 1992 Senior Management Stock Plan. See Note 9 to our consolidated financial statements included in this report for more information regarding this plan.

Item 6. SELECTED FINANCIAL DATA

	For the Years Ended
	2005	2004	2003	2002	2001
	(In thousands, except for per share amounts)
Revenues	$1,856,311	$1,923,019	$2,335,364	$1,733,821	$1,888,078
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change(1)	$197,977	$61,639	$(102,158)	$(787,966)	$(25,282)
Income (Loss) before Cumulative Effect of Accounting Change	$197,977	$61,639	$(98,939)	$(776,394)	$(20,022)
Net Income (Loss)	$197,977	$61,639	$(95,229)	$(776,394)	$(20,022)

Basic Earnings (Loss) per Common Share:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$2.90	$0.94	$(1.59)	$(12.74)	$(0.42)
Income (Loss) before Cumulative Effect of Accounting Change	$2.90	$0.94	$(1.54)	$(12.55)	$(0.33)
Net Income (Loss)	$2.90	$0.94	$(1.49)	$(12.55)	$(0.33)

Diluted Earnings (Loss) per Common Share:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$2.72	$0.90	$(1.59)	$(12.74)	$(0.42)
Income (Loss) before Cumulative Effect of Accounting Change	$2.72	$0.90	$(1.54)	$(12.55)	$(0.33)
Net Income (Loss)	$2.72	$0.90	$(1.49)	$(12.55)	$(0.33)
Total Assets	$1,668,286	$1,386,932	$1,248,874	$1,278,171	$2,103,840
Current Maturities of Long-Term Debt	$4,250	$12,009	$37,217	$55,577	$209,480
Long-Term Debt	$207,861	$268,011	$279,682	$86,104	$100,393

(1)	Cumulative effect of accounting change is due to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”
     See Note 18 to our consolidated financial statements included in this report for significant items included in the years ended December 31, 2005 and 2004.
     Results for the year ended December 31, 2003 include losses on JRM’s three SPAR contracts, the Carina Aries project and the Belanak FPSO project totaling approximately $120 million.
     Results for the year ended December 31, 2002 include: impairment charges of $224.7 million to write off our net investment in B&W of $187.0 million and other related assets totaling $37.7 million and of $313.0 million related to JRM’s goodwill; a provision for the estimated costs of the settlement of B&W Chapter 11 proceedings of $110.0 million, including associated tax expense of $23.6 million; and a gain on the sale of a subsidiary of $9.4 million, net of taxes of $5.7 million, which is reported in discontinued operations.
     Results for the year ended December 31, 2001 include a pretax gain on our sale of an engineering subsidiary totaling $28 million and tax of approximately $85.4 million associated with the intended exercise of an intercompany stock purchase and sale agreement.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part I of this report.
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
     Beginning in 2005, qualified pension plan expense on MI’s pension plan was allocated to our Government Operations segment from Unallocated Corporate. This allocation was approximately $18.8 million. In addition, effective January 31, 2005, the B&W portion of MI’s qualified pension plan has been spun-off into a new plan sponsored by B&W. B&W recorded approximately $35 million of pension expense in 2005 related to this plan. In 2005, one month of pension expense associated with the spun-off plan was recorded in Unallocated Corporate and totaled approximately $2.3 million.
Marine Construction Services Segment — Recent Operating Results and Outlook
     JRM produced strong financial results in 2005, substantially improving its liquidity. We expect JRM’s strong results to continue in 2006. We expect JRM’s backlog of approximately $1.8 billion at December 31, 2005 to produce revenues for 2006 of approximately $979 million, not including any new contracts that may be awarded during the year. JRM is actively bidding on and (in some cases) beginning preliminary work on projects that we expect will be awarded to JRM in 2006, subject to successful contract negotiations.
     JRM typically constructs and installs new offshore structures on a project-by-project basis as needed by our customers. To maintain profitability in the marine construction business, JRM must be awarded and sign new contracts to replace completed projects. Failure to do so can result in cyclicality for JRM’s business and under-utilization of JRM’s assets. Currently, some of JRM’s fabrication facilities are not operating at full capacity, including JRM’s fabrication yard in Morgan City, Louisiana. In addition, JRM will near completion of its current Caspian operations backlog beginning in 2007. The projects in the Caspian region have represented a substantial portion of JRM’s revenue and operating income in recent years. JRM is actively seeking new contracts and awards in all regions in which it operates.
     At December 31, 2005, JRM had approximately $63 million in accounts and notes receivable due from one of its joint ventures in Mexico. One note receivable from this joint venture is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. In addition, JRM also had approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at December 31, 2005. This joint venture continues to experience liquidity problems. JRM is presently experiencing delays in the collection and realization of its receivables from this joint venture. Recognition of a gain of approximately $5.4 million on the sale of the DB17 is currently being deferred and will be recognized over the period the note is collected. See Note 22 to our consolidated financial statements included in this report for further information.
     As of December 31, 2005, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.

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
Government Operations Segment — Recent Operating Results and Outlook
     The revenues of our Government Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, BWXT is a significant participant in the defense industry. The strong bookings in our Government Operations segment continued during 2005 allowing us to maintain a healthy backlog. Additionally, with BWXT’s unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is well positioned to continue to participate in the continuing cleanup and management of the DOE’s nuclear sites and weapons complexes.
     BWXT’s backlog of approximately $1.8 billion is expected to produce revenues for 2006 of approximately $570 million, not including any new contracts that may be awarded during the year. BWXT’s commitment to cost containment, in addition to the potential for new service contract awards, leads management to believe operating results should remain strong in 2006.
     Beginning in 2005, we allocated approximately $18.8 million of pension expense which in previous years was recorded in Unallocated Corporate to our Government Operations Segment. We anticipate the allocated expense for 2006 will be approximately the same.
The B&W Chapter 11 Settlement and Effectiveness of Plan of Reorganization
     On February 22, 2006 B&W and the other Debtors exited from the Chapter 11 proceedings.
     Due to the B&W Chapter 11 filing, on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements, and we began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W. On December 19, 2002, drafts of a consensual joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of settlement of the B&W Chapter 11 proceedings. Progress on the resolution of the Chapter 11 proceedings through that proposed settlement was impeded by various procedural objections and appeals on the part of: (1) American Nuclear Insurers relating to insurance coverage for Apollo/Parks Township Claims; and (2) insurers whose policies cover asbestos personal injury claims who had not settled with B&W, MII, the Asbestos Claimants Committee (“ACC”) and the Future Claimants Representative (“FCR”). As of September 30, 2005, we ceased evaluating our liability based on the previously negotiated settlement, as we determined it was no longer probable.
     Beginning in January 2005, we, together with the ACC, the FCR, the Debtors and their respective representatives, began discussions about alternative means to expedite the resolution of the Chapter 11 proceedings on a mutually acceptable basis. Those discussions ultimately led to a settlement (the “Settlement”), which was embodied in a plan of reorganization and related settlement agreement, which we and the other plan proponents jointly filed with the Bankruptcy Court on September 29, 2005 (the “plan of reorganization”). Following various proceedings in the Bankruptcy Court and the United States District Court for the Eastern District of Louisiana (the “District Court”), on January 17, 2006, the District Court issued an order confirming the plan of reorganization and issuing certain injunctions, which took effect when the plan of reorganization became effective on February 22, 2006, and which now protect us from asbestos-related personal injury claims arising out of the operations of the Debtors and or their subsidiaries by channeling such claims to an asbestos personal injury trust.
     Under the plan of reorganization, a trust has been created for the benefit of asbestos personal injury claimants. The trust has been funded by contributions of:
•	$350 million in cash, which B&W paid on the effective date of the plan of reorganization;

•	a contingent right to receive an additional cash payment of $355 million, which will be payable by MI or one of its subsidiaries within 180 days of November 30, 2006, if the Condition Precedent described below is satisfied, with interest accruing on that amount at 7% per year from December 1, 2006 to the date of payment (the “Contingent Payment Right”);

•	a note issued by B&W in the aggregate principal amount of $250 million (the “B&W Note”), bearing interest at 7% annually on the outstanding principal balance from and after December 1, 2006, with a five-year term and annual principal payments of $50 million each, commencing on December 1, 2007; provided that, if the Condition Precedent described below is not satisfied, only $25 million principal amount of the B&W Note will be payable (with that entire $25 million due on December 1, 2007). B&W’s payment obligations under the B&W Note have been fully and unconditionally guaranteed by BWICO and MII. The guarantee obligations of BWICO and MII are secured by a pledge of all of B&W’s outstanding capital stock; and

•	rights to the proceeds of certain insurance policies that cover, among other things, asbestos claims, which policies have an aggregate face value of available limits of coverage of approximately $1.15 billion.
     We expect that contributions made by our subsidiaries to the trust will be tax deductible for the purpose of MI’s consolidated U.S. tax return, except to the extent such contributions consist of insurance proceeds or the transfer of rights under insurance policies.
     The terms of the Settlement and the plan of reorganization include a mechanism that could limit the consideration ultimately contributed to the asbestos personal injury trust if U.S. federal legislation to resolve asbestos claims through a national trust is enacted and becomes law. That legislation includes “The Fairness in Asbestos Injury Resolution Act of 2005” (H.R. 1360), introduced as a bill in March 2005 in the U.S. House of Representatives, and Senate Bill S. 852, introduced in the U. S. Senate on April 19, 2005 and reported favorably out of the Senate Judiciary Committee on May 26, 2005. Both H.R. 1360 and S. 852, which we refer to collectively as the “FAIR Act,” would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims.
     Under the proposed terms of the FAIR Act, companies that have made expenditures in connection with asbestos personal injury claims, as well as insurance companies, would contribute amounts to a national trust on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment based on a specified allocation methodology. The draft legislation also contemplates, among other things that the national fund would terminate if, after the administrator of the fund begins to process claims, the administrator determines that, if any additional claims are resolved, the fund would not have sufficient resources when needed to pay 100% of all resolved claims, and all the fund’s debt and other obligations. In that event, the fund would pay all then resolved claims in full, and the legislation would generally become inapplicable to all unresolved claims and all future claims. As a result, absent further federal legislation, with regard to the unresolved claims and future claims, the claimants and defendants would be returned to the tort system. There are many other provisions in the FAIR Act that would impact us.
     The Settlement and the plan of reorganization provide that the Contingent Payment Right will vest, and amounts under the B&W Note in excess of $25 million will be payable, only upon satisfaction of the condition precedent that neither the FAIR Act nor any other U.S. federal legislation designed to resolve asbestos-related personal injury claims through the implementation of a national trust shall have been enacted and become law on or before November 30, 2006 (the “Condition Precedent”). The Settlement and the plan of reorganization further provide that:
•	if such legislation is enacted and becomes law on or before November 30, 2006 and is not subject to a legal proceeding as of January 31, 2007 which challenges the constitutionality of such legislation (the “Challenge Proceeding”), the Condition Precedent will be deemed not to have been satisfied, and no amounts will be payable under the Contingent Payment Right and no amounts in excess of $25 million will be payable under the B&W Note; and

•	if such legislation is enacted and becomes law on or before November 30, 2006, but is subject to a Challenge Proceeding as of January 31, 2007, the Condition Precedent will be deemed not to have been satisfied, and any rights with respect to the Contingent Payment Right and payments under the B&W Note in excess of $25 million will be suspended until either:
1.	there has been a final, nonappealable judicial decision relating to the Challenge Proceeding to the effect that such legislation is unconstitutional as generally applied to debtors in Chapter 11 proceedings whose plans of reorganization have not yet been confirmed and become substantially consummated (i.e., debtors that are similarly situated to B&W as of September 1, 2005), so that such debtors would not be subject to such legislation, in which event the Condition Precedent will be deemed to have been satisfied, and the Contingent Payment Right would vest and the B&W Note will become fully payable pursuant to its terms (in each case subject to the protection against double payment provisions we describe below); or

2.	there has been a final nonappealable judicial decision relating to the Challenge Proceeding which resolves the Challenge Proceeding in a manner other than as contemplated by the immediately preceding clause, in which event the Condition Precedent will be deemed not to have been satisfied, and no amounts will be payable under the Contingent Payment Right and no amounts in excess of $25 million will be payable under the B&W Note.
     The Settlement and the plan of reorganization also include provisions to provide some protection against double payment so that, if the FAIR Act or similar U.S. federal legislation is enacted and becomes law after November 30, 2006, or the Condition Precedent is otherwise satisfied (in accordance with the provisions described in clause (1) above), any payment MII or any of its subsidiaries may be required to make pursuant to the legislation on account of asbestos-related personal injury claims against B&W or any of its subsidiaries would reduce, by a like amount:
•	first, the amount, if any, then remaining payable under the Contingent Payment Right; and

•	next, any then remaining amounts payable under the B&W Note.
     It is not possible to determine whether the FAIR Act will be presented for a vote or adopted by the full Senate or the House of Representatives, or signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W, the other Debtors, the Chapter 11 proceedings or us. We anticipate that, during the legislative process, the terms of the FAIR Act will change, and that any such changes may be material to the impact of such legislation on us.
     Under the terms of the Settlement and the plan of reorganization, the claims against B&W for nuclear-related personal injuries allegedly arising from the operation of two nuclear-fuel processing facilities in Apollo and Parks

Township, Pennsylvania (the “Apollo/Parks Township Claims”) were not impaired. While the plan of reorganization was structured in a manner to permit all disputes relating to the Apollo/Parks Township Claims and the associated insurance coverage to be resolved in the future, we have negotiated a mutually satisfactory resolution of the disputes between several of the parties, subject to the execution of a definitive settlement agreement. B&W, representatives of the individuals who have asserted present Apollo/Parks Township Claims in the pending litigation (the “Hall Litigation”) and the Atlantic Richfield Company (“ARCO”), the former owner of the subsidiary that owned and operated the two nuclear fuel processing facilities, have negotiated a form of a settlement agreement, which was approved by the Bankruptcy Court. That form of settlement agreement contemplates, among other things, that:
•	B&W and ARCO will be provided full and complete releases from each of the Apollo/Parks Township Releasors (as that term is defined in a definitive settlement agreement generally to mean the existing claimants in the Hall Litigation and related pending litigation);

•	ARCO will make a $27.5 million cash payment to the Apollo/Parks Township Releasors after certain conditions precedent to such payment, as set forth in the definitive settlement agreement, have occurred;

•	B&W will make a $47.5 million cash payment to the Apollo/Parks Township Releasors after certain conditions precedent to such payment, as set forth in the definitive settlement agreement, have occurred;

•	B&W will make a $12.5 million payment to the Apollo/Parks Township Releasors upon the third anniversary of the effective date of the plan of reorganization or after certain conditions precedent to such payment, as set forth in the definitive settlement agreement, have occurred; and

•	B&W and ARCO will retain all insurance rights, including without limitation with respect to the claims of the present Apollo/Parks Township claimants who are not Apollo/Parks Township Releasors (the “Unliquidated Apollo/Parks Township Present Claims”) and with respect to any future Apollo/Parks Township Claims (the “Apollo/Parks Township Future Demands”).
     We intend to seek reimbursement from our nuclear insurers for all amounts that would be paid by B&W under the settlement agreement or with respect to Unliquidated Apollo/Parks Township Present Claims and Apollo/Parks Township Future Demands. Our nuclear insurers have not agreed to fund the settlement of the Hall Litigation set forth in the form of settlement agreement.
     Assuming the execution of a definitive settlement agreement, we believe these claims will be resolved within the limits of coverage of our insurance policies. However, should the proposed settlement of the Hall Litigation not be consummated, nonsettling present claims prove excessive, or additional future claims be asserted, there may be an issue as to whether our insurance coverage is adequate; and, we may be materially and adversely impacted if our liabilities exceed our coverage.
     We intend to fund our obligations under the Settlement with existing cash on hand, possible third-party financing, a potential equity offering, or some combination of all three alternatives.
Other
     The results of Menck GmbH (“Menck”), previously a component of our Marine Construction Services segment are reported in discontinued operations. We sold Menck in August 2003. See Note 2 to our consolidated financial statements included in this report for further information on discontinued operations.
     Effective March 31, 2006, benefit accruals under all of our domestic qualified pension plans other than the JRM qualified pension plan will cease for salaried employees hired on or after April 1, 2001. Any pension benefits earned to that date, increased annually in line with the consumer price index, up to 8%, during each year the participants remain employed by us, continue to be payable pursuant to the plans upon retirement, but no future benefits will accrue. All affected salaried employees participating in these plans as of March 31, 2006 will be fully vested at that time. We will provide future retirement benefits to affected employees by making additional contributions to our thrift plan. While these benefit changes will shift costs from our pension plans to our thrift plan, the overall cost of the retirement program is not expected to change materially from our current contribution or expense levels.

     At December 31, 2005, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” we increased our minimum pension liability by approximately $87 million primarily due to the lowering of our discount rate in 2005 to 5.75% from 6.0%. Effective January 31, 2005, the assets and liabilities associated with B&W’s portion of the MI pension plan were spun off into a B&W sponsored plan. Approximately 46% of the employees in the MI pension plan at January 30, 2005 were transferred to the new B&W sponsored plan.
     Effective December 31, 2004, benefit accruals under the McDermott International, Inc. Supplemental Executive Retirement Plan, amended and restated effective December 1, 1999 (the “Old SERP Plan”), ceased and we adopted the McDermott International, Inc. Supplemental Executive Retirement Plan effective January 1, 2005 (the “New SERP Plan”). The Old SERP Plan is a defined benefit plan, while the New SERP Plan is a defined contribution plan. The cessation of benefits of the Old SERP Plan did not affect the rights of retired or disabled participants (or their spouses) who were receiving benefits under the plan as of December 31, 2004. However, some of the retired participants elected to receive a discounted lump-sum distribution in lieu of any future entitlements under the Old SERP Plan. All active participants in the Old SERP Plan on December 31, 2004 became participants in the New SERP Plan on January 1, 2005. We recorded a settlement and curtailment gain of approximately $4.6 million in connection with the cessation of benefits. We also recorded expenses related to the New SERP Plan of approximately $1.3 million and $1.4 million in the years ended December 31, 2005 and 2004, respectively.
     As a result of our reorganization in 1982, which we completed through a transaction commonly referred to as an “inversion,” our company is a corporation organized under the laws of the Republic of Panama. In prior years, the U.S. House and Senate have considered legislation that would change the tax law applicable to corporations that have completed inversion transactions. We entered into an agreement with two shareholders pursuant to which management will sponsor and recommend a proposal for redomestication in the proxy statement for a future annual meeting in the event the tax, costs and other considerations impacted by redomestication are determined by our Board of Directors to be in the best interests of our shareholders. In the event that redomestication is determined by our Board of Directors not to be in the best interests of our shareholders, pursuant to our agreement described in this paragraph, management will present the redomestication proposal on a proxy statement for a future annual meeting but may recommend against it. The timing of any such management proposal is contingent upon the completion of the B&W reorganization proceedings.
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
     Restricted Cash. We record cash as restricted when we are unable to use such cash and cash equivalents freely for general operating purposes. Our long-term restricted cash and cash equivalents are those funds that are limited for use to finance capital expenditures at JRM, funds required to be offered to holders of the JRM Secured Notes before restrictions are released and those funds securing JRM letter of credit obligations having expiration dates beyond one year from our Balance Sheet date.
     Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts under the guidelines of the

Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The use of this method is based on our experience and history of being able to prepare reasonably dependable estimates of the cost to complete our projects. Under this method, we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control, may affect the progress and estimated cost of a project’s completion and, therefore, the timing of revenue and income recognition. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. SOP 81-1 provides that the use of percentage-of-completion accounting requires the ability to make reasonably dependable estimates.
     For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical except to assure that no loss will be incurred as deferred profit recognition contracts. We currently have one contract being accounted for under our deferred profit recognition basis, JRM’s contract to build offshore platform complexes for the Dolphin Upstream Facilities. This project is approximately 49% complete as of December 31, 2005; and we have deferred approximately $15.0 million in gross profit on this project since inception. However, as discussed above, it is possible that unforeseen events or circumstances beyond our control could materially affect the total estimated cost of this project.
     Fixed-price contracts are required to be accounted for under the completed-contract method if we are unable to reasonably forecast cost to complete at start-up. For example, if we have no experience in performing the type of work on a particular project and were unable to develop reasonably dependable estimates of total costs to complete, we would follow the completed-contract method of accounting for such projects. Our management’s policy is not to enter into fixed-price contracts without an accurate estimate of cost to complete. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including but not limited to experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed-contract method of accounting for that project. No such contracts were executed by JRM in 2005.
     For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
     Although we continually strive to improve our ability to estimate our contract costs and profitability, adjustments to overall contract costs due to unforeseen events could be significant in future periods. We recognize claims for extra work or for changes in scope of work in contract revenues, to the extent of costs incurred, when we believe collection is probable and can be reasonably estimated. We recognize income from contract change orders or claims when formally agreed with the customer. We reflect any amounts not collected as an adjustment to earnings. We regularly assess the collectibility of contract revenues and receivables from customers.
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
     Self-Insurance. We have several wholly owned insurance subsidiaries that provide general and automotive liability and workers compensation insurance and from time to time, builder’s risk within certain limits, and marine hull to our companies. Reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims and our past experience with similar claims. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverage discussed above. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid.
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
     Goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to perform periodic testing for impairment. It requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Both steps of goodwill impairment testing involve significant estimates.
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
     Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of December 31, 2005 is realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations.
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
YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
Marine Construction Services
     Revenues decreased 8% or $112.5 million to $1.3 billion in 2005 primarily due to decreases in fabrication activity levels in our Americas and Asia Pacific regions. In addition, marine activity in our Americas region was also reduced. Fabrication manhours in these regions for 2005 were 40% of 2004 levels, while marine activity in the Americas experienced a moderate decrease in barge days of approximately 19% in 2005 compared to 2004. These reductions contributed to net decreases in revenue totaling approximately $333.5 million. These decreases, along with a $90.6 million decrease related to the completion of our three Spar projects in 2004, were partially offset by increased fabrication activity in our Middle East and Caspian regions ($38.6 million), and substantial increases in our international marine activities ($275.2 million). Revenues from other activities in JRM decreased by approximately $2.2 million in the year ended December 31, 2005 compared to the year ended December 31, 2004.
     Segment operating income, which is before equity in income of investees and gain (loss) on asset disposals and impairments, increased $99.1 million from $51.6 million in 2004 to $150.7 million in 2005. This increase was primarily attributable to operating income from marine construction projects which improved due to the increases in Middle East, Caspian and international marine activity levels referenced above and improved margins in these regions. These increases were partially offset by decreases in fabrication activity levels in our Americas and Asia Pacific regions, and decreases in marine activity in the Americas region. In addition, general and administrative expenses increased by $7.0 million to $107.3 million primarily due to increased costs related to systems development and increased legal expenses.

     Gain (loss) on asset disposals and impairments – net decreased $23.9 million to $6.4 million in 2005 from $30.3 million in 2004. This reduction was attributable to gains on sales of nonstrategic assets in 2004, including the Oceanic 93 and our fabrication facility in Scotland.
     Equity in income of investees increased $0.9 million to $2.8 million in 2005, primarily due to the settlement of warranty issues in a joint venture in Europe ($3.1 million). This increase was offset by a decrease in our share of the royalty income recognized in our Spars International Inc. joint venture due to a restructuring of the joint venture.
Government Operations
     Revenues increased 8% or $45.9 million to $601.0 million in 2005, primarily due to higher volumes in the manufacture of nuclear components for certain U. S. Government programs. Higher volumes in commercial nuclear environmental services work, including the change from equity income recognition to revenue recognition under a subcontract in Idaho, also contributed to this increase. In addition, we experienced higher revenues from downblending of highly enriched uranium to low enriched uranium, which we downblend pursuant to a tolling arrangement. This downblended material is used by U.S. commercial nuclear power plants as fuel to generate electricity. These increases were partially offset by lower revenues at a DOE site in South Carolina and lower revenues associated with the recovery of uranium from process materials for the DOE.
     Segment operating income, which is before equity income from investees and gain (loss) on asset disposals and impairments, decreased $8.7 million to $68.0 million in 2005 primarily due to approximately $18.8 million of pension expense allocated to BWXT in 2005 that was recorded as an unallocated Corporate expense in 2004. In addition, BWXT also experienced higher general and administrative expenses, primarily due to stock-based compensation expense, facility oversight costs, costs related to enterprise system implementation and Sarbanes-Oxley implementation and compliance. These decreases were partially offset by higher volumes and margins from our manufacture of nuclear components for certain U.S. Government programs, our engineering services work for DOE sites, and commercial work.
     Equity in income from investees decreased $1.3 million to $31.3 million in 2005 primarily due to the change from equity income recognition to revenue recognition under a subcontract in Idaho. This decrease was partially offset by additional fees earned at a site in Tennessee.
Power Generation Systems
     Equity in income for investees increased $5.3 million to $6.5 million in 2005, primarily due to income recognized by a joint venture in China.
Corporate
     Unallocated Corporate expenses decreased $9.8 million from $49.7 million to $39.9 million, primarily due to the allocation of pension plan expense for the BWXT and B&W pension plans previously recorded as an unallocated Corporate expense in 2004 totaling approximately $60.4 million. In 2005 we recorded expenses associated with these plans totaling approximately $18.8 million in our Government Operations segment and $34.9 million in B&W, respectively. Also, in 2004 we recognized a gain on the curtailment of our pension plan in the United Kingdom totaling $27.7 million. The decrease in pension expense recorded as an unallocated Corporate expense for 2005 compared to 2004 was partially offset by an increase in stock-based compensation expense attributable to the increase in our stock price in the year ended December 31, 2005. In addition, in 2005 we experienced increased legal and professional fees associated with B&W’s Chapter 11 proceedings.
     Effective January 1, 2005, we began allocating to our Government Operations segment qualified pension plan expense on MI’s pension plan that was previously recorded as an unallocated Corporate expense. In 2004, we recorded approximately $21.8 million of pension expense related to BWXT (substantially all of our Government Operations segment) in unallocated Corporate. In addition, effective January 31, 2005, the B&W portion of MI’s qualified pension plan was spun off into a new plan sponsored by B&W. As a result, we no longer allocate pension expense associated with B&W’s portion of the pension plan to unallocated Corporate. In 2004, pension expense associated with the spun off plan was recorded in unallocated Corporate.
Other Income Statement Items
     Interest income increased by $15.5 million to $21.1 million, primarily due to an increase in investments.
     Interest expense decreased by $4.2 million, primarily due to a reduction in interest expense attributable to interest on potential tax deficiencies.
Provision for Income Taxes
     For the year ended December 31, 2005, we reversed $50.4 million of our federal deferred tax asset valuation allowance (“Valuation Allowance Adjustment”), eliminating our MI federal deferred tax asset valuation allowance associated with our minimum pension liability discussed below. SFAS 109, “Accounting for Income Taxes,” provides that a valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. SFAS 109 also provides that all positive and negative evidence must be evaluated in determining the need for a valuation allowance. In the quarter ended June 30, 2005, our BWXT subsidiary received contract extensions on its management contracts for the Y-12 and Pantex sites from the National Nuclear Security Administration. In addition, we have evaluated our forecast of pre-tax income at MI on a going-concern basis, and based on cumulative positive pre-tax income at MI in the last three years, including pre-tax income for 2005, and a forecast of positive pre-tax income in the future, we have determined that we no longer require a federal deferred tax asset valuation allowance. This federal deferred tax asset valuation allowance was originally recorded in 2002 as an adjustment to Other Comprehensive Income at MI generated by an increase to MI’s Minimum Pension Liability. The gross deferred tax asset on this item was reduced substantially based on the spin-off of the B&W portion of MI’s pension plan to B&W. Under the guidelines of SFAS 109, we are reversing the remaining component of this federal valuation allowance through current period earnings by a credit to our provision for income taxes totaling approximately $50.4 million.
     Substantially as a result of the valuation allowance adjustment discussed above, the provision for income taxes decreased $31.4 million to $9.4 million, while income before provision for income taxes increased $104.9 million to $207.4 million. Our effective tax rate for the year ended December 31, 2005 was approximately 4.5%.
     MII is a Panamanian corporation that has earned all of its income outside of Panama. Under Panamanian tax law, MII is not subject to income tax in Panama on income earned outside of Panama.
     We have provided for income taxes based on the tax laws and rates in the countries in which we conduct our operations. MII and its subsidiaries operate in the U. S. taxing jurisdiction and various other taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.
     Income (loss) before provision for income taxes, provision for income taxes and effective tax rates for MII’s major subsidiaries are as follows:

	Income (loss) from		Provision for (Benefit from)		Effective
	Continuing Operations		Income Taxes		Tax Rate
	2005	2004	2005	2004	2005	2004
	(In thousands)		(In thousands)
Primarily United States :
MI	$67,114	$22,522	$(17,666)	$17,273	(26.32)%	76.69%
J. Ray McDermott Holdings, Inc.	$(14,514)	$(340)	$1,699	$—	(11.71)%	0.00%
Non United States:
International Subsidiaries	$154,786	$80,284	$25,376	$23,554	16.39%	29.34%

Total MII	$207,386	$102,466	$9,409	$40,827	4.54%	39.84%

     MI is subject to U. S. federal income tax at the rate of 35%. The effective tax rate of MI is primarily affected by the B&W Chapter 11 settlement adjustment, which has generated little or no associated U.S. income tax effect and applicable state income taxes on its profitable BWXT subsidiary. In addition, the 2005 tax rate is affected by the Valuation Allowance Adjustment discussed above.
     J.Ray McDermott Holdings, Inc. (“JRMHI”) is subject to U. S. income tax at a rate of 35%. No current U. S. income tax is payable by JRMHI due to its current loss. JRMHI’s valuation allowance for the realization of deferred tax assets had been adjusted in accordance with SFAS No. 109. JRMHI’s provision for income taxes is primarily associated with its operations performed outside of the U.S., which has no relationship to its income (loss) before provision for income taxes.
     The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided several criteria are met. The repatriation and reinvestment plan we adopted is part of B&W, which has not been consolidated with our results in 2005. We have also reviewed the other provisions of the Jobs Creation Act, including the provisions which will permit a U.S. taxpayer to claim in its 2005 tax filing a deduction from taxable income attributable to its domestic production and manufacturing activities. Various domestic activities that we perform would be considered production and manufacturing activities as defined in the Jobs Creation Act.
     See Note 4 to our consolidated financial statements included in this report for further information on taxes.
YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
Marine Construction Services
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
     Segment operating income, which is before equity in income of investees, increased $102.7 million to $51.6 million. This increase resulted primarily from improvements on the Spar projects and the Carina Aries project and reversal of drydock reserves of $8.0 million due to the sale of a vessel, partially offset by lower fabrication activity in all our facilities and lower marine installation activity worldwide, as well as increased general and administrative expenses. During the year ended December 31, 2004, we recorded favorable adjustments to loss estimates as a result of favorable productivity and change order settlements on the Spar projects, the Carina Aries project and the Belanak FPSO project totaling $46.6 million, compared to charges totaling $119.6 million in the year ended December 31, 2003. We also realized increased operating profits of $37.8 million in the Caspian Sea region during the year ended December 31, 2004 due to higher revenues and improved margins. The lower fabrication activity and the lower marine activity in the year ended December 31, 2004 resulted in declines of $34.8 million and $12.4 million, respectively, compared to the year ended December 31, 2003. General and administrative expenses increased $31.6 million to $100.4 million, primarily due to increased sales and proposals expense and increased regulatory compliance expense attributable to JRM’s compliance with the Sarbanes-Oxley Act of 2002. We record our costs to comply with the Sarbanes-Oxley Act in our respective segments. Higher premiums for officers and directors insurance, increased costs associated with treasury and financial systems and increased oversight efforts related to project controls and project management and increased sales and marketing expenses also contributed to increased general and administrative expense.
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
     Backlog was $1.2 billion and $1.4 billion, respectively, at December 31, 2004 and 2003. The December 31, 2004 backlog includes $165.7 million for a project with Dolphin Energy Ltd. that is accounted for under our deferred profit recognition policy. Under this policy, the profit on the project, which was approximately $4.5 million at December 31, 2004, will be deferred until the project is approximately 70% complete and we are confident of our cost estimate to complete, which is expected to be by mid-2006. Revenues on this project totaled approximately $48 million in 2004.
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
     We have provided for income taxes based on the tax laws and rates in the countries in which we conduct our operations. MII and its subsidiaries operate in the U.S. taxing jurisdiction and various other taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.
     Income (loss) from continuing operations, provision for income taxes and effective tax rates for MII’s major subsidiaries are as follows:

	Income (loss) from		Provision for (Benefit from)		Effective
	Continuing Operations		Income Taxes		Tax Rate
	2004	2003	2004	2003	2004	2003
	(In thousands)		(In thousands)
Primarily United States :
MI	$22,522	$(22,415)	$17,273	$4,550	76.69%	(20.30)%
J. Ray McDermott Holdings, Inc.	$(340)	$(109,288)	$—	$(1,548)	—%	1.42%
Non United States:
International Subsidiaries	$80,284	$50,835	$23,554	$18,288	29.34%	35.98%

Total MII	$102,466	$(80,868)	$40,827	$21,290	39.84%	(26.33)%

     MI is subject to U.S. federal income tax at the rate of 35%. The effective tax rate for MI is primarily affected by the B&W Chapter 11 settlement adjustment, which generates little or no associated U.S. income tax effect and applicable state income taxes on its profitable BWXT subsidiary. In addition, J. Ray McDermott Holdings, Inc. (“JRHMI”) is subject to U. S. income tax at a rate of 35%. No current U. S. income tax is payable by JRHMI due to the past tax losses which it has generated. JRHMI’s valuation allowance for the realization of deferred tax assets had been adjusted in accordance with SFAS No. 109, “Accounting for Income Taxes.” JRMHI’s provision for income taxes is primarily associated with its operations performed outside the U.S., which has no relationship to its income (loss) before income tax.
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
LIQUIDITY AND CAPITAL RESOURCES
JRM Financing Arrangements
     On December 9, 2003, JRM issued $200 million aggregate principal amount of 11% senior secured notes due 2013 (the “JRM Secured Notes”). Interest on the JRM Secured Notes is payable semiannually on each June 15 and December 15. These notes were issued at a discount, yielding proceeds to JRM of $194.1 million before payment of approximately $8.0 million in debt issuance costs. The JRM Secured Notes are senior secured obligations of JRM and are guaranteed by certain subsidiaries of JRM. The JRM Secured Notes are not guaranteed by MII.
     JRM is required to use commercially reasonable efforts to complete an offer to exchange the JRM Secured Notes for notes registered under the Securities Act of 1933, as amended. JRM has not yet satisfied its exchange offer obligations and, therefore, since June 2004, has been required to pay additional interest at a rate of 0.50% per annum until it satisfies those obligations.
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
•	incur additional debt or issue subsidiary preferred stock or stock with a mandatory redemption feature before the maturity of the notes;

•	pay dividends on its capital stock;

•	redeem or repurchase its capital stock;

•	make some types of investments and sell assets;

•	use proceeds from asset sales to fund working capital needs;

•	create liens or engage in sale and leaseback transactions;

•	engage in transactions with affiliates, except on an arm’s-length basis; and

•	consolidate or merge with or sell its assets substantially as an entirety to another person.
     The indenture also imposes various reporting obligations on JRM.
     On July 15, 2005, JRM commenced an offer to purchase at par up to $36.5 million of the JRM Secured Notes. The offer to purchase was made in accordance with the asset sale covenant contained in the indenture governing the JRM Secured Notes. None of the JRM Secured Notes were tendered and, as a result, $36.5 million of cash obtained from the sale of JRM’s Derrick Barge 60 marine vessel became unrestricted.
     At December 31, 2005, JRM had $94.2 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $24.3 million in letters of credit outstanding under a $25 million letter of credit facility with a syndicate of lenders entered into on August 25, 2004. This facility was secured with liens on certain of JRM’s assets, including its domestic accounts receivable and the DB26 vessel. The term of the facility was 36 months with an optional redemption by JRM after 18 months. JRM was charged a 14.5% participation fee and letters of credit were charged a 0.125% issuance fee. JRM terminated this facility on February 23, 2006.
     On December 22, 2005, JRM, as guarantor and its subsidiary J. Ray McDermott Middle East, Inc. entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions. This facility provides credit support for bank guarantees issued in favor of two projects awarded to JRM. The term of this facility is for the duration of these projects, and the initial commission rate is less than 4.25% on an annualized basis. We expect this facility to increase JRM’s unrestricted cash as prior letters of credit secured with cash are transferred to this facility.
     Based on JRM’s improved liquidity position, we believe JRM has sufficient cash and letter of credit capacity to fund its operating requirements for at least the next 12 months.
BWXT
     On December 9, 2003, BWXT entered into a three-year, unsecured, $125 million revolving credit facility (the “BWXT Credit Facility”). The size of the BWXT Credit Facility was increased to $135 million in January 2004 and in March 2005 the maturity date was extended to March 18, 2010. The BWXT Credit Facility is not guaranteed by MII. On November 7, 2005, BWXT and its lenders amended the BWXT Credit Facility to, among other things, remove the limitation on the aggregate principal amount of loans allowed to be extended under the BWXT Credit Facility.
     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at December 31, 2005. The interest rate at December 31, 2005 was 7.75%. BWXT is charged a commitment fee at a per annum rate of 0.375%, payable quarterly. At December 31, 2005, BWXT had no borrowings outstanding and letters of credit outstanding under the facility totaled $52.3 million.

     Based on BWXT’s liquidity position, we believe BWXT has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.
B&W CREDIT FACILITY
     On February 22, 2006, B&W entered into a $650 million senior secured credit facility with a syndicate of lenders arranged by Credit Suisse Securities (USA) LLC (the “B&W Facility”) to replace B&W’s debtor-in-possession credit facility. The B&W Facility includes a five-year $200 million revolving credit subfacility (the entire availability of which may be used for the issuance of letters of credit or working capital requirements), a six-year $200 million letter of credit subfacility, and a commitment by certain of the lenders to loan B&W up to $250 million in term debt to refinance the B&W Note. The term loan may only be used by B&W in a single draw to refinance amounts outstanding under the B&W Note, and the commitment of the lenders to make this loan expires on December 1, 2006. As of February 23, 2006, $0 was outstanding under the revolving credit subfacility, $204 million was outstanding under the letter of credit subfacility, and there were no borrowings under the term loan.
     B&W’s obligations under the B&W Facility are unconditionally guaranteed by all of B&W’s domestic subsidiaries and secured by liens on substantially all of B&W’s and these subsidiaries’ assets. The B&W Facility is not guaranteed by MII.
     Amounts outstanding under the revolving credit and term loan subfacilities bear interest at either the Eurodollar rate or the base prime rate plus an applicable margin, which margin varies depending on B&W’s credit rating. The applicable margin for revolving loans that are Eurodollar rate loans ranges from 2.75% to 3.25% per annum, and the applicable margin for revolving loans that are base prime rate loans ranges from 1.75% to 2.25% per annum. The applicable margin for term loans that are Eurodollar rate loans is 3.0% per annum, and the applicable margin for term loans that are base prime rate loans is 2.0% per annum. B&W is charged a commitment fee on the unused portions of the B&W Facility, which fee varies between 0.25% and 1.50% per annum depending on the subfacility and B&W’s then applicable credit rating; a letter of credit fee of between 2.75% and 3.25% per annum with respect to the undrawn amount of each letter of credit issued under the revolving credit subfacility; and a fee of 2.85% per annum on the full amount of the letter of credit subfacility.
     If B&W’s leverage ratio is above 2.0 to 1.0, B&W must offer to repay the term loan once each year in an amount equal to the lesser of $50 million and 50% of its excess cash flow. B&W must also prepay the term loan with the proceeds of certain asset sales, casualties, condemnations and debt issuances. Other than these mandatory prepayments, the B&W Facility only requires interest payments on a quarterly basis until maturity (which is February 22, 2011 for the revolving credit subfacility and February 22, 2012 for the letter of credit subfacility and the term loan). B&W may prepay amounts outstanding under the B&W Facility at any time without penalty.
     The B&W Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio, and covenants that, among other things, restrict B&W’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, make capital expenditures, and pay the $355 million that may become payable by MI to the asbestos personal injury trust pursuant to the Contingent Payment Right under the Settlement. The B&W Facility also contains customary events of default.
     See the General discussion in this section for information concerning the B&W settlement and plan of reorganization.
     We intend to fund our obligations under the B&W Settlement with existing cash on hand, possible third-party financing, a potential equity offering, or some combination of all three alternatives.
OTHER
     On December 5, 2005, MI completed the redemption of the remaining $50 million principal amount of its Series B 8.75% medium term notes at a redemption price of 103.5% of par plus accrued but unpaid interest. Earlier in 2005, MI purchased $2.5 million of its Series B notes in the open market.

     As of December 31, 2005, MII had outstanding performance guarantees for two JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $70 million) relate to projects which have been completed and are in the warranty periods, the latest of which expires in September 2006. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance.
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects. This project included a limited term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of December 31, 2005. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety should seek recovery from B&W’s subsidiary, we believe that B&W’s subsidiary has adequate liquidity to satisfy its obligations. However, if claims are made by the surety against B&W’s subsidiary, and B&W’s subsidiary is unable to satisfy its obligations, MII could ultimately have to satisfy any claims. This surety bond is not included in our disclosures above as the project is deemed complete and in the warranty phase. In addition, BWICO has provided a parent company guarantee to the customer of the B&W subsidiary for contract performance associated with this project.
     At December 31, 2005, we had total restricted cash and cash equivalents of $155.0 million, which included $2.9 million in long-term restricted cash and cash equivalents. The restricted cash and cash equivalents include the following: $105.0 million, which serves as collateral for letters of credit; $0.3 million, which serves as collateral for foreign exchange trading and other financial obligations; $9.6 million, which is required to meet reinsurance reserve requirements of our captive insurance companies; and $40.1 million, which is held in restricted foreign accounts.
     At December 31, 2005 and December 31, 2004, our balance in cash and cash equivalents on our consolidated balance sheets included approximately $7.3 million and $10.6 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.
     Our working capital, excluding restricted cash and cash equivalents, increased by approximately $130.9 million from a negative $53.2 million at December 31, 2004 to $77.7 million at December 31, 2005, primarily attributable to an increase in investments generated from cash provided by operating activities.
     Our net cash provided by operations was approximately $255.1 million for the 12 months ended December 31, 2005, compared to approximately $65.3 million for the 12 months ended December 31, 2004. This increase was primarily attributable to higher net income and favorable cash flows from our contracts in progress and advance billings from our Marine Construction Services segment and total accounts receivable.
     Our net cash used in investing activities increased approximately $548.3 million to $490.8 million for the 12 months ended December 31, 2005 from cash provided by investing activities of $57.5 million for the 12 months ended December 31, 2004. This increase is primarily attributable to purchases of available for sale debt securities and higher capital expenditures in 2005.
     Our net cash used in financing activities decreased $34.1 million to $4.2 million in the 12 months ended December 31, 2005 from cash used in financing activities of $38.3 million in the 12 months ended December 30, 2004. In the 12 months ended December 31, 2004, our short-term borrowings decreased $36.7 million, primarily attributable to the repayment of outstanding borrowings. In addition, we experienced an increase in net cash provided by financing activities attributable to the exercise of stock options totaling approximately $60 million in the year ended December 31, 2005. Also in the year ended December 31, 2005, we paid off long-term debt totaling $65.2 million, which consisted primarily of the retirement of MI’s Series B medium term notes.
     At December 31, 2005, we had investments with a fair value of $500.5 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of December 31, 2005, we had pledged approximately $41.4 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.
CONTRACTUAL OBLIGATIONS
     Our cash requirements as of December 31, 2005 under current contractual obligations are as follows:

		Less than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Long-term debt	$217,225	$4,250	$8,500	$4,250	$200,225
Operating leases	$68,892	$6,125	$9,589	$8,144	$45,034
Take-or-pay contract	$7,200	$1,800	$3,600	$1,800	$—
Insurance premium adjustment	$3,750	$1,250	$2,500	$—	$—
     We have interest payments on our long-term debt obligations above as follows: less than one year, $23.9 million; one to three years, $46.9 million; three to five years, $46.0 million; and after five years, $67.6 million, for a total of $184.4 million. These obligations are based on the debt outstanding at December 31, 2005 and the stated interest rates. For these purposes, we have assumed associated long-term debt will remain outstanding until maturity and will not be refinanced. In addition, we expect to contribute approximately $87 million to our domestic pension plans (approximately $60 million and $16 million is related to the B&W and BWXT pension plans, respectively), and $5 million to our domestic other postretirement benefit plans in 2006.
     Our contingent commitments under letters of credit currently outstanding, excluding amounts guaranteed related to B&W, expire as follows:

	Less than	1-3
Total	1 Year	Years	Thereafter
	(In thousands)
$213,120	$190,218	$22,902	$—
     In addition, we expect our capital expenditures to increase in 2006, primarily to pay for upgrades to certain JRM vessels and facilities.
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
     We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of these obligations have fixed interest rates. We have exposure to changes in interest rates on the BWXT Credit Facility (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”). At December 31, 2005, we had no outstanding borrowings under the BWXT Credit Facility.
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
Principal Amount by Expected Maturity
(In thousands)
At December 31, 2005:

								Fair Value
	Years Ending December 31,							at December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005
Investments	$462,473	$36,946	$1,883	$—	$—	$—	$501,302	$500,513
Average Interest Rate	4.07%	3.98%	3.78%	—	—
Long-term Debt- Fixed Rate	$4,250	$4,250	$4,250	$4,250	$—	$200,225	$217,225	$252,551
Average Interest Rate	6.80%	6.80%	6.80%	6.80%	—	10.99%
At December 31, 2004:

								Fair Value
	Years Ending December 31,							at December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004
Investments	$42,017	$—	$—	$—	$—	$—	$42,017	$41,884
Average Interest Rate	0.0%	—	—	—	—	—
Long-term Debt- Fixed Rate	$11,500	$5,484	$4,250	$6,750	$4,250	$250,225	$282,459	$292,852
Average Interest Rate	7.81%	7.38%	6.80%	7.16%	6.80%	10.55%
Exchange Rate Sensitivity
     The following table provides information about our foreign currency forward contracts outstanding at December 31, 2005 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Year Ending	Fair Value	Average Contractual
Foreign Currency	December 31, 2006	at December 31, 2005	Exchange Rate
	Forward Contracts to Purchase Foreign Currencies for U.S. Dollars (in thousands):
Euro	$65,999	$(978)	1.2192
Pound Sterling	$1,286	$(28)	1.7615
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
McDermott International, Inc.:
We have completed integrated audits of McDermott International, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of McDermott International, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations as of January 1, 2003.
As discussed in Notes 1, 20 and 22 to the consolidated financial statements, on February 22, 2000, The Babcock & Wilcox Company (“B&W”), a wholly owned subsidiary of the Company, filed a voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. On January 17, 2006 the United States District Court for the Eastern District of Louisiana issued an order confirming B&W’s Chapter 11 Joint Plan of Reorganization and associated settlement agreement and on February 22, 2006, B&W’s Plan and associated settlement agreement became effective and B&W emerged from Chapter 11.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2006

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2005	2004
	(In thousands)
Current Assets:
Cash and cash equivalents	$19,452	$259,319
Restricted cash and cash equivalents (See Note 21)	152,086	111,455
Investments	384,209	—
Accounts receivable — trade, net	232,366	226,731
Accounts receivable from The Babcock & Wilcox Company	3,778	6,121
Accounts and notes receivable — unconsolidated affiliates	52,867	29,330
Accounts and notes receivable — other	33,424	71,522
Contracts in progress	73,799	72,355
Deferred income taxes	32,131	9,813
Other current assets	8,987	13,277

Total Current Assets	993,099	799,923

Restricted Cash and Cash Equivalents	2,886	66,498

Property, Plant and Equipment:
Land	11,649	11,717
Buildings	118,288	114,318
Machinery and equipment	947,923	925,236
Property under construction	49,754	36,043

	1,127,614	1,087,314

Less accumulated depreciation	800,405	780,225

Net Property, Plant and Equipment	327,209	307,089

Investments:
Government obligations	—	13,257
Other investments	116,304	28,627

Total Investments	116,304	41,884

Goodwill	12,926	12,926

Deferred Income Taxes	93,880	31,844

Other Assets	121,982	126,768

TOTAL	$1,668,286	$1,386,932

See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,
	2005	2004
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$4,250	$12,009
Accounts payable	111,304	114,235
Accounts payable to The Babcock & Wilcox Company	11,429	55,180
Accrued employee benefits	81,262	79,362
Accrued liabilities — other	134,334	163,649
Accrued contract cost	56,596	81,591
Advance billings on contracts	314,599	217,053
U.S. and foreign income taxes payable	49,519	18,612

Total Current Liabilities	763,293	741,691

Long-Term Debt	207,861	268,011

Accumulated Postretirement Benefit Obligation	25,519	26,315

Self-Insurance	60,989	61,715

Pension Liability	311,319	328,852

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	117,990	112,103

Deferred Babcock & Wilcox Company Pension Plan Spin-Off	150,136	—

Other Liabilities	114,477	109,688

Commitments and Contingencies (Note 10)

Stockholders’ Deficit:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 73,857,922 and 69,560,726 shares at December 31, 2005 and 2004, respectively	73,858	69,561
Capital in excess of par value	1,183,123	1,122,055
Accumulated deficit	(862,931)	(1,060,908)
Treasury stock at cost, 2,055,096 and 2,341,902 shares at December 31, 2005 and 2004, respectively	(56,496)	(64,625)
Accumulated other comprehensive loss	(420,852)	(327,526)

Total Stockholders’ Deficit	(83,298)	(261,443)

TOTAL	$1,668,286	$1,386,932

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Revenues	$1,856,311	$1,923,019	$2,335,364

Costs and Expenses:
Cost of operations	1,457,371	1,673,922	2,252,842
Gain on settlements and curtailments of pension plans	(1,390)	(32,309)	—
Gains on asset disposals and impairments — net	(6,554)	(32,163)	(6,171)
Selling, general and administrative expenses	222,426	203,262	169,764

	1,671,853	1,812,712	2,416,435

Equity in Income from Investees	40,523	35,617	28,382

Operating Income (Loss)	224,981	145,924	(52,689)

Other Income:
Interest income	21,068	5,574	3,230
Interest expense	(31,820)	(36,066)	(18,993)
Estimated loss on The Babcock & Wilcox Company bankruptcy settlement	(5,887)	(11,187)	(14,539)
Other — net	(956)	(1,779)	2,123

	(17,595)	(43,458)	(28,179)

Income (Loss) from Continuing Operations before Provision for Income Taxes and Cumulative Effect of Accounting Change	207,386	102,466	(80,868)
Provision for Income Taxes	9,409	40,827	21,290

Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	197,977	61,639	(102,158)
Income from Discontinued Operations	—	—	3,219

Income (Loss) before Cumulative Effect of Accounting Change	197,977	61,639	(98,939)
Cumulative Effect of Accounting Change	—	—	3,710

Net Income (Loss)	$197,977	$61,639	$(95,229)

Income per Common Share:
Basic:
Income (Loss) from Continuing Operations before Cumulative Effect of Accounting Change	$2.90	$0.94	$(1.59)
Income from Discontinued Operations	—	—	0.05
Cumulative Effect of Accounting Change	—	—	0.05
Net Income (Loss)	$2.90	$0.94	$(1.49)
Diluted:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$2.72	$0.90	$(1.59)
Income from Discontinued Operations	—	—	0.05
Cumulative Effect of Accounting Change	—	—	0.05
Net Income (Loss)	$2.72	$0.90	$(1.49)

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net Income (Loss)	$197,977	$61,639	$(95,229)

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(2,233)	268	1,150
Unrealized gains on derivative financial instruments
Unrealized gains (losses) on derivative financial instruments	(6,889)	4,820	673
Reclassification adjustment for gains included in net income (loss)	3,491	(3,042)	(994)
Minimum pension liability adjustment	(86,953)	22,248	134,499
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	(747)	(24)	(292)
Reclassification adjustment for net gains included in net income (loss)	5	(1)	(405)

Other Comprehensive Income (Loss)	(93,326)	24,269	134,631

Comprehensive Income	$104,651	$85,908	$39,402

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
			Capital		Other		Total
	Common Stock		in Excess	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Par Value	of Par Value	Deficit	Loss	Stock	Equity (Deficit)
	(In thousands, except for share amounts)

Balance December 31, 2002	66,351,478	$66,351	$1,093,428	$(1,027,318)	$(486,426)	$(62,792)	$(416,757)

Net loss	—	—	—	(95,229)	—	—	(95,229)
Minimum pension liability net of tax	—	—	—	—	134,499	—	134,499
Unrealized loss on investments	—	—	—	—	(697)	—	(697)
Translation adjustments	—	—	—	—	1,150	—	1,150
Unrealized loss on derivatives	—	—	—	—	(321)	—	(321)
Vesting of deferred stock units	33,759	34	(34)	—	—	—	—
Restricted stock issuances — net	445,593	446	716	—	—	—	1,162
Contributions to thrift plan	1,298,560	1,298	4,791	—	—	—	6,089
Stock-based compensation charges	—	—	6,927	—	—	—	6,927

Balance December 31, 2003	68,129,390	68,129	1,105,828	(1,122,547)	(351,795)	(62,792)	(363,177)

Net income	—	—	—	61,639	—	—	61,639
Minimum pension liability net of tax	—	—	—	—	22,248	—	22,248
Unrealized gain on investments	—	—	—	—	(25)	—	(25)
Translation adjustments	—	—	—	—	268	—	268
Unrealized gain on derivatives	—	—	—	—	1,778	—	1,778
Exercise of stock options	319,037	319	2,481	—	—	—	2,800
Vesting of deferred stock units	431	—	—	—	—	—	—
Restricted stock issuances — net	521,122	522	1,702	—	—	(2,755)	(531)
Contributions to thrift plan	624,161	624	6,027	—	—	—	6,651
Issuance of treasury shares	(33,415)	(33)	(703)	—	—	922	186
Stock-based compensation charges	—	—	6,720	—	—	—	6,720

Balance December 31, 2004	69,560,726	69,561	1,122,055	(1,060,908)	(327,526)	(64,625)	(261,443)

Net income	—	—	—	197,977	—	—	197,977
Minimum pension liability net of tax	—	—	—	—	(86,953)	—	(86,953)
Unrealized gain on investments	—	—	—	—	(742)	—	(742)
Translation adjustments	—	—	—	—	(2,233)	—	(2,233)
Unrealized loss on derivatives	—	—	—	—	(3,398)	—	(3,398)
Exercise of stock options	3,810,532	3,811	57,135	—	—	—	60,946
Vesting of deferred stock units	5,000	5	—	—	—	—	5
Restricted stock issuances — net	511,986	511	87	—	—	—	598
Contributions to thrift plan	243,848	244	5,519	—	—	—	5,763
Issuance of treasury shares	(274,170)	(274)	(5,584)	—	—	8,129	2,271
Stock-based compensation charges	—	—	3,911	—	—	—	3,911

Balance December 31, 2005	73,857,922	$73,858	$1,183,123	$(862,931)	$(420,852)	$(56,496)	$(83,298)

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$197,977	$61,639	$(95,229)
Depreciation and amortization	44,266	40,293	44,504
(Income) or loss of investees, less dividends	(4,714)	7,138	5,477
Gain on asset disposals and impairments — net	(6,554)	(32,163)	(6,171)
Benefit from deferred taxes	(47,557)	(24,406)	(13,221)
Gain on sale of businesses	—	—	(1,029)
Estimated loss on The Babcock & Wilcox bankruptcy settlement	5,887	11,187	14,539
Cumulative effect of accounting change	—	—	(3,710)
Other	13,435	11,495	4,638
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	2,568	(88,470)	18,770
Accounts payable	(46,664)	(19,400)	(14,682)
Net contracts in progress and advance billings	96,010	38,185	(74,926)
Income taxes	(14,570)	35,729	(16,488)
Accrued liabilities	(52,935)	17,343	(2,632)
Pension liability	45,649	17,460	53,819
Other, net	22,338	(10,724)	(11,205)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	255,136	65,306	(97,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	22,981	2,527	(135,656)
Purchases of property, plant and equipment	(67,595)	(35,644)	(36,057)
Purchases of available-for-sale securities	(11,487,782)	(139,219)	(285,896)
Maturities of available-for-sale securities	10,987,746	134,628	281,684
Sales of available-for-sale securities	42,766	6,069	135,472
Proceeds from asset disposals	17,223	89,184	24,097
Other	(6,095)	(1)	(405)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(490,756)	57,544	(16,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	—	194,129
Payment of long-term debt	(66,984)	—	(9,500)
Payment of debt issuance costs	(949)	(3,768)	(18,577)
Increase (decrease) in short-term borrowing	—	(36,750)	(8,850)
Issuance of common stock	60,951	2,800	—
Other	2,779	(629)	2,376

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,203)	(38,347)	159,578

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(44)	26	2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(239,867)	84,529	45,273

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	259,319	174,790	129,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,452	$259,319	$174,790

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$37,720	$36,317	$17,693
Income taxes (net of refunds) (1)	$44,961	$70,699	$35,797

See accompanying notes to consolidated financial statements.

(1)	Income tax payments are gross amounts and do not include reimbursements received from The Babcock & Wilcox Company of $3.7 million, $21.5 million, and $23.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
     On February 22, 2000, B&W and certain of its subsidiaries (collectively, the “Debtors”) filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Debtors took this action as a means to determine and comprehensively resolve their asbestos liability. B&W’s operations had been subject to the jurisdiction of the Bankruptcy Court since February 22, 2000 and, as a result, our access to cash flows of B&W and its subsidiaries was restricted, until B&W exited Chapter 11 on February 22, 2006.
     Due to the B&W Chapter 11 filing, on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our consolidated financial statements and we began presenting our investment in B&W on the cost method. During the year ended December 31, 2002, due to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W, we wrote off our net investment in B&W. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W. On December 19, 2002, drafts of a consensual joint plan of reorganization and settlement agreement, together with a draft of a related disclosure statement, were filed in the Chapter 11 proceedings, and we determined that a liability related to the proposed settlement was probable and that the value was reasonably estimable. Accordingly, we established an estimate for the cost of settlement of the B&W Chapter 11 proceedings. Progress on the resolution of the Chapter 11 proceedings through that proposed settlement was impeded by various procedural objections and appeals on the part of: (1) American Nuclear Insurers relating to insurance coverage for Apollo/Parks Township Claims; and (2) insurers whose policies cover asbestos personal injury claims who had not settled with B&W, MII, the Asbestos Claimants Committee (“ACC”) and the Future Claimants Representative (“FCR”). Effective as of September 30, 2005, we ceased evaluating our liability based on the previously negotiated settlement, as we determined it was no longer probable. Beginning in January 2005, we, together with the ACC, the FCR, the Debtors and their respective representatives, began discussions about alternative means to expedite the resolution of the Chapter 11 proceedings on a mutually acceptable basis. Those discussions ultimately led to a settlement (the “Settlement”), which was embodied in a plan of reorganization and related settlement agreement, which we and the other plan proponents jointly filed with the Bankruptcy Court on September 29, 2005 (the “plan of reorganization”). On December 28, 2005, the United States Bankruptcy Court for the Eastern District of Louisiana issued its findings of fact, conclusions of law and recommendation in favor of confirmation of the B&W Chapter 11 Joint Plan of Reorganization and the associated settlement agreement. See Notes 20 and 22 for information regarding developments in the B&W Chapter 11 proceedings and a summary of the components of the Settlement.

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
Foreign Currency Translation
     We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss. We report foreign currency transaction gains and losses in income. We have included in other income (expense) transaction gains (losses) of $2.1 million, ($3.8) million and ($6.9) million for the years ended December 31, 2005, 2004 and 2003, respectively.
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

     Our policy is to account for fixed-price contracts under the completed-contract method if we are unable to reasonably forecast cost to complete at start-up. Under the completed-contract method, income is recognized only when a contract is completed or substantially complete.
     Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. At December 31, 2005 and 2004, we have included in other assets approximately $19.5 million relating to commercial contract claims whose final settlement is subject to future determination through negotiations or other procedures that had not been completed. These claims originated in 1998 and are included in Other Assets. In addition, included in Accrued Contract Costs and Accrued Liabilities – Other are amounts totaling approximately $5.9 million related to this receivable. We believe this amount is collectible as we have obtained a favorable arbitration award, although the award is being contested.

	December 31,
	2005	2004
	(In thousands)
Included in Contracts in Progress:
Costs incurred less costs of revenue recognized	73,528	$59,263
Revenues recognized less billings to customers	271	13,092

Contracts in Progress	73,799	$72,355

Included in Advance Billings on Contracts:
Billings to customers less revenues recognized	$1,024,071	$267,841
Costs incurred less costs of revenue recognized	(709,472)	(50,788)

Advance Billings on Contracts	$314,599	$217,053

     The following amounts represent retainages on contracts:

	December 31,
	2005	2004
	(In thousands)
Retainages expected to be collected in 2006	$91,795	$63,256
Retainages expected to be collected after one year	14,624	39,393

Total Retainages	$106,419	$102,649

     We have included in accounts receivable – trade retainages expected to be collected in 2006. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2005, we anticipate collecting $11.2 million in 2007, $0.8 million in 2008 and $2.6 million in 2009.
Comprehensive Loss
     The components of accumulated other comprehensive loss included in stockholders’ deficit are as follows:

	December 31,
	2005	2004
	(In thousands)
Currency Translation Adjustments	$(31,474)	$(29,241)
Net Unrealized Gain (Loss) on Investments	(789)	(47)
Net Unrealized Gain (Loss) on Derivative Financial Instruments	(857)	2,541
Minimum Pension Liability	(387,732)	(300,779)

Accumulated Other Comprehensive Loss	$(420,852)	$(327,526)

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

	Year Ended December 31,
	2005	2004
	(In thousands)
Balance at beginning of period	$6,800	$6,120
Accretion expense	756	680

Balance at end of period	$7,556	$6,800

Research and Development
     Research and development activities are related to development and improvement of new and existing products and equipment and conceptual and engineering evaluation for translation into practical applications. We charge to operations the costs of research and development not performed on specific contracts as we incur them. These expenses totaled approximately $3.3 million, $4.6 million and $4.9 million in the years ended December 31, 2005, 2004 and 2003, respectively. In addition, our customers paid for expenditures we made on research and development activities of approximately $30.8 million, $25.1 million and $34.9 million in the years ended December 31, 2005, 2004 and 2003, respectively.
Property, Plant and Equipment
     We carry our property, plant and equipment at depreciated cost, reduced by provisions to recognize economic impairment when we determine impairment has occurred.
     Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of eight to 40 years for buildings and two to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation or 50% of cumulative straight-line depreciation. Our depreciation expense was $43 million, $37 million and $41 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them, except for drydocking costs. We accrue estimated drydocking costs, including labor, raw materials, equipment and regulatory fees, for our marine fleet over the period of time between drydockings, which is generally three to five years. We accrue drydocking costs in advance of the anticipated future drydocking, commonly known as the “accrue in advance” method. Actual drydocking costs are charged against the liability when incurred, and any differences between actual costs and accrued costs are recognized over the remaining months of the drydocking cycle. Such differences could have a material effect on our consolidated financial position, results of operations and cash flows.
Goodwill
     On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, we no longer amortize goodwill to earnings, but instead we periodically test for impairment. The carrying amount of our goodwill at December 31, 2005 is $12.9 million, all of which is attributable to our Government Operations segment.
Other Intangible Assets
     We amortize our intangible assets having definite useful lives. We have included our other intangible assets, consisting primarily of rights to use technology, in other assets, as follows:

	December 31,
	2005	2004	2003
	(In thousands)
Gross cost	$959	$959	$959
Accumulated amortization	(959)	(947)	(752)

Net	$—	$12	$207

     The following summarizes the changes in the carrying amount of other intangible assets:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Balance at beginning of period	$12	$207	$403
Additions (reductions)	—	—	—
Amortization expense – technology rights	(12)	(195)	(196)

Balance at end of period	$—	$12	$207

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Balance at beginning of period	$13,977	$13,216	$3,607
Additions(1)	949	3,768	19,577
Sale of oil and gas investment	—	—	(2,172)
Depletion expense – oil and gas investment	—	(34)	(564)
Interest expense – debt issuance costs	(3,312)	(2,973)	(7,232)

Balance at end of period	$11,614	13,977	$13,216

(1)	For the year ended December 31, 2004, additions are deferred debt issuance costs: JRM secured notes — $3.5 million; and BWXT credit facility — $0.3 million. For the year ended December 31, 2003, additions are deferred debt issuance costs: JRM secured notes-$8.0 million; omnibus revolving credit facility-$6.6 million; and BWXT credit facility- $4.9 million. See Note 5 for information on our debt and credit facilities.
Capitalization of Interest Cost
     We capitalize interest in accordance with SFAS No. 34, “Capitalization of Interest Cost.” We incurred total interest of $33.7 million, $37.0 million and $20.8 million in the years ended December 31, 2005, 2004 and 2003, respectively, of which we capitalized $1.9 million, $1.0 million and $1.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.
Restricted Cash and Cash Equivalents
     We record current cash as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. Our long-term restricted cash and cash equivalents are those funds we expect to use to finance capital expenditures at JRM, funds required to be offered to holders of the JRM Secured Notes before restrictions are released and those funds securing JRM letter of credit obligations having expiration dates beyond one year from our balance sheet date.
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
Stock-Based Compensation
     At December 31, 2005, we had several stock-based employee compensation plans, which are described more fully in Note 9. We account for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. If the measurement date is later than the date of grant, compensation expense is recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period. Stock options granted to employees of B&W during the Chapter 11 filing are accounted for using the fair value method of SFAS No. 123 “Accounting for Stock-Based Compensation,” as B&W employees are not considered employees of MII for purposes of APB 25. In addition, for the years ended

December 31, 2005, 2004 and 2003, our stock-based compensation cost includes amounts related to stock options that require variable accounting. We will adopt the provisions of SFAS No. 123(R) effective January 1, 2006.
     The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income (loss), as reported	$197,977	$61,639	$(95,229)
Add back: stock-based compensation cost included in net income (loss), net of related tax effects	12,763	6,018	3,717
Deduct: total stock-based compensation cost determined under fair-value- based method, net of related tax effects	(10,894)	(8,964)	(8,656)

Pro forma net income (loss)	$199,846	$58,693	$(100,168)

Earnings (loss) per share:
Basic, as reported	$2.90	$0.94	$(1.49)
Basic, pro forma	$2.92	$0.89	$(1.56)
Diluted, as reported	$2.72	$0.90	$(1.49)
Diluted, pro forma	$2.75	$0.86	$(1.56)
New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No.123R”). The revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting, which was permitted in SFAS No. 123 as originally issued. Under APB 25, issuing stock options to employees generally did not result in recognition of compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services for these purposes based on the grant-date fair value of those awards (with limited exceptions). The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during that service period are to be recognized as compensation cost over that period. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits to be reported as a financing cash flow, rather than as a reduction of taxes paid. The provisions of the revised statement will become effective for financial statements issued for the first annual reporting period beginning after June 15, 2005. SFAS No. 123R provides two methods of transition: the Modified Prospective Method and Modified Retrospective Method. We will use the Modified Prospective Application, which allows SFAS No. 123R to be applied to new awards, unvested awards, and outstanding liability awards without restating prior periods. The Modified Retrospective Application allows restatement of prior periods as if SFAS No. 123R was previously implemented. The Black-Scholes model will be used to determine fair value of the equity awards. See the Stock-Based Compensation section for the approximate impact of SFAS No. 123R on our consolidated results. The SEC issued Staff Accounting Bulletin (“SAB”) 107 on March 29, 2005 to address certain issues related to SFAS No. 123R. SAB 107 provides guidance on transition methods, valuation methods, income tax effects and other share based payment topics.
     In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets – An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect adoption of SFAS No. 153 to have a significant impact on our financial condition, results of operation or cash flow.

NOTE 2 –DISCONTINUED OPERATIONS
Discontinued Operations
     On August 29, 2003, we completed the sale of Menck GmbH (“Menck”), previously a component of our Marine Construction Services segment. We received cash of $17.3 million and recorded a gain on sale of $1.0 million in the year ended December 31, 2003. We reported the gain on sale and results of operations for Menck in discontinued operations, and Menck was classified at December 31, 2002 as an asset held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Condensed financial information for our operations reported in discontinued operations for the year ended December 31, 2003 is comprised of revenues of $19.9 million and income before taxes of $3.8 million.
NOTE 3 – EQUITY METHOD INVESTMENTS
     We have included in other assets investments in our worldwide joint ventures and other entities that we account for using the equity method of $22.9 million and $9.0 million at December 31, 2005 and 2004, respectively. The undistributed earnings of our equity method investees were $8.3 million and $2.6 million at December 31, 2005 and 2004, respectively.
     Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we accounted for using the equity method (unaudited):

	December 31,
	2005	2004
	(In thousands)
Current Assets	$63,589	$20,814
Noncurrent Assets	42,023	13,036

Total Assets	$105,612	$33,850

Current Liabilities	$28,739	$9,878
Noncurrent Liabilities	4,559	2,415
Owners’ Equity	72,314	21,557

Total Liabilities and Owners’ Equity	$105,612	$33,850

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Revenues	$1,831,573	$2,069,845	$1,930,948
Gross Profit	117,088	103,749	84,962
Income before Provision for Income Taxes	90,812	90,552	79,317
Provision for Income Taxes	4,642	2,367	2,213

Net Income	$86,170	$88,185	$77,104

     Revenues of equity method investees include $1,660.5 million, $1,941.4 million and $1,843.4 million of reimbursable costs recorded by limited liability companies in our Government Operations segment at December 31, 2005, 2004 and 2003, respectively. Our investment in equity method investees was less than our underlying equity in net assets of those investees based on stated ownership percentages by $4.5 million at December 31, 2005. These differences are primarily related to the timing of distribution of dividends and various adjustments under generally accepted accounting principles.
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

     Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statement of income (loss) is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Equity income based on stated ownership percentages	$40,722	$39,774	$33,945
Sale of shares in foreign joint venture	3,073	—	—
All other adjustments due to amortization of basis differences, timing of GAAP adjustments, dividend distributions and other adjustments	(3,272)	(4,157)	(5,563)

Equity in income from investees	$40,523	$35,617	$28,382

     Our transactions with unconsolidated affiliates included the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Sales to	$81,311	$43,396	$11,380
Leasing activities (included in sales to)	$74,170	$36,806	$9,125
Dividends received	$35,809	$42,755	$33,859
     Our property, plant and equipment includes cost of $98.3 million and $39.9 million and accumulated depreciation of $52.3 million and $19.3 million, respectively, at December 31, 2005 and 2004 of marine equipment that was leased to an unconsolidated affiliate. Our accounts receivable – other includes a note receivable of $7.6 million and $9.2 million, due from an unconsolidated affiliate at December 31, 2005 and 2004, respectively.
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
     Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Pension liability	$95,161	$87,887
Prior year minimum tax credit carryforward	4,020	4,020
Accrued warranty expense	220	1,683
Accrued vacation pay	4,590	4,411
Accrued liabilities for self-insurance (including postretirement health care benefits)	14,004	15,538
Accrued liabilities for executive and employee incentive compensation	37,588	47,827
Investments in joint ventures and affiliated companies	1,622	1,765
Operating loss carryforwards	87,464	61,375
Environmental and products liabilities	4,087	4,188
Long-term contracts	20,566	16,037
Drydock reserves	5,351	7,263
Accrued interest	4,623	6,395
Other	13,565	10,764

Total deferred tax assets	292,861	269,153
Valuation allowance for deferred tax assets	(126,613)	(188,271)

Deferred tax assets	166,248	80,882

Deferred tax liabilities:
Property, plant and equipment	22,885	23,748
Estimated provision for B&W Chapter 11 settlement	14,637	13,390
Investments in joint ventures and affiliated companies	2,717	2,719
Insurance and other recoverables	6	134
Other	—	2,557

Total deferred tax liabilities	40,245	42,548

Net deferred tax assets	$126,003	$38,334

     Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change was as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
U.S.	$52,600	$22,182	$(131,703)
Other than U.S.	154,786	80,284	50,835

Income (loss) from continuing operations before provision for income taxes and cumulative effect of accounting change	$207,386	$102,466	$(80,868)

     The provision for income taxes consisted of:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current:
U.S. — Federal	$28,727	$33,862	$14,195
U.S. — State and local	2,863	7,817	3,496
Other than U.S.	25,376	23,554	16,820

Total current	56,966	65,233	34,511

Deferred:
U.S. — Federal	(47,685)	(23,631)	(14,492)
U.S. — State and local	128	(775)	1,271

Total deferred	(47,557)	(24,406)	(13,221)

Provision for income taxes	$9,409	$40,827	$21,290

     The following is a reconciliation of the U.S. statutory federal tax rate (35%) to the consolidated effective tax rate:

	2005	2004	2003
U. S. federal statutory (benefit) rate	35.0%	35.0%	(35.0%)
State and local income taxes	2.0	4.5	2.3
Non-U.S. operations	(14.0)	(5.6)	(3.1)
Non-deductible Chapter 11 expense	1.6	4.5	10.6
Valuation allowance for deferred tax assets	(21.1)	(3.5)	46.6
Other	1.0	4.9	4.9

Effective tax rate attributable to continuing operations	4.5%	39.8%	26.3%

     The net pre-tax provision for the estimated cost of the B&W Chapter 11 settlement recorded in the year ended December 31, 2005 includes approximately $8.6 million of expenses with no associated tax benefits. The remaining items, consisting primarily of estimated benefits we expect to receive as a result of the settlement, constitute income in taxable jurisdictions. See Note 20 for additional details regarding the settlement provision.
     In the year ended December 31, 2005, we reversed $50.4 million of our federal deferred tax asset valuation allowance, which eliminates our MI federal deferred tax asset valuation allowance associated with our minimum pension liability discussed below. SFAS No. 109 “Accounting for Income Taxes,” provides that a valuation allowance must be established for deferred tax assets when it is more likely than not that the assets will not be realized. SFAS No. 109 also provides that all positive and negative evidence must be evaluated in determining the need for a valuation allowance. In the quarter ended June 30, 2005, our BWXT subsidiary received contract extensions on its management contracts for the Y-12 and Pantex sites from the National Nuclear Security Administration. In addition, we have evaluated our forecast of pre-tax income at MI on a going-concern basis, and, based on cumulative positive pre-tax income at MI in the recent three years including pre-tax income for 2005 and a forecast of positive pre-tax income in the future, we have determined that we no longer require a federal deferred tax asset valuation allowance. This federal deferred tax asset valuation allowance was originally recorded in 2002 as an adjustment to Other Comprehensive Income at MI generated by an increase to MI’s Minimum Pension Liability. The gross deferred tax asset on this item was reduced substantially based on the spin-off of the B&W portion of MI’s pension plan to B&W. Under the guidelines of SFAS No. 109, we are reversing the remaining component of this federal valuation allowance through current period earnings by a credit to our provision for income taxes totaling approximately $50.4 million.
     Our current provision for taxes other than U.S. income taxes as of December 31, 2005, 2004 and 2003 includes a credit of $2.0 million, $0.6 million and $0.8 million, respectively, for the benefit of net operating loss carryforwards.
     MII and JRM would be subject to withholding taxes on distributions of earnings from their U.S. subsidiaries and certain foreign subsidiaries. As of December 31, 2005, the undistributed earnings of U.S. subsidiaries of MII and JRM were approximately $876.1 million. U.S withholding taxes of approximately $262.8 million would be payable upon distribution of these earnings. For the same period, the undistributed earnings of the foreign subsidiaries of such U.S. companies amounted to approximately $109.6 million. The unrecognized deferred U.S. income tax liability on these earnings is approximately $42.7 million. Withholding taxes of approximately $4.8 million would be payable to the applicable foreign jurisdictions upon remittance of these earnings. We have not provided for any taxes, as we treat these earnings as indefinitely reinvested. The undistributed taxable earnings of foreign subsidiaries of MII and JRM were $33.7 million. Foreign withholding taxes of $1.7 million would be payable on the distribution of these earnings, of which $1.4 million has been provided, based on anticipated distributions.
     The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided several criteria are met. The repatriation and reinvestment plan we adopted is part of B&W, which has not been consolidated with our results in 2005. We have also reviewed the other provisions of the Jobs Creation Act, including the provisions which will permit a U.S. taxpayer to claim in its 2005 tax filing a deduction from taxable income attributable to its domestic production and manufacturing activities. Various domestic activities that we perform would be considered production and manufacturing activities as defined in the Jobs Creation Act.

     We reached settlements with the IRS concerning MI’s U.S. income tax liability through the fiscal year ended March 31, 1992 and JRM’s U.S. income tax liability for the stub year ended March 31, 1995, disposing of all U.S. federal income tax issues for these periods. The IRS has issued notices for MI for the fiscal years ended March 31, 1993 through December 31, 2000 and for JRM for the fiscal years ended March 31, 1996 through December 31, 2000, asserting deficiencies in the amount of taxes reported. We are also under routine tax audit examination in various U.S. state and local taxing jurisdictions in which we have operated. These examinations cover various tax years and are in various stages of progress. We believe that any income taxes ultimately assessed in the U.S. or by U.S. state and local taxing authorities will not materially exceed amounts for which we have already provided.
     We are under routine tax audit examination in various foreign jurisdictions in which we operate. These examinations cover various tax years and are in various stages of progress. We believe that any income taxes ultimately assessed in these foreign jurisdictions will not materially exceed amounts for which we have already provided. In the year ended December 31, 2005, JRM favorably concluded a tax case in a foreign jurisdiction, resulting in a benefit to provision for income taxes of approximately $3.1 million.
     At December 31, 2005, we had a valuation allowance of $126.6 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to the financial statements.
     We have foreign net operating loss carryforwards of approximately $67.8 million available to offset future taxable income in foreign jurisdictions. Approximately $2.8 million of the foreign net operating loss carryforwards are scheduled to expire in 2006 to 2010. We have domestic net operating loss carryforwards of approximately $191.6 million available to offset future taxable income in domestic jurisdictions. These domestic net operating loss carryforwards are scheduled to expire in the years 2009 to 2025.
NOTE 5 — LONG-TERM DEBT AND NOTES PAYABLE

	December 31,
	2005	2004
	(In thousands)
Long-term debt consists of:
Unsecured Debt:
MI Series B Medium Term Notes (retired in 2005)	$—	$64,000
JRM 9.375% Senior Subordinated Notes due 2006 (retired in 2005)	—	1,228
Other notes payable through 2009 (interest at various rates ranging to 6.8%)	17,225	17,225
Secured Debt:
JRM 11% Senior Secured Notes due 2013 ($200,000 principal amount)	194,886	194,526
Capitalized lease obligations	—	3,041

	212,111	280,020
Less: Amounts due within one year	4,250	12,009

Long-term debt	$207,861	$268,011

     Maturities of long-term debt during the five years subsequent to December 31, 2005 are as follows:2006 — $4.3 million; 2007 — $4.3 million; 2008 — $4.3 million; and 2009 — $4.3 million.
     On December 9, 2003, we completed new financing arrangements for JRM and BWXT on a stand-alone basis. These financing arrangements included the issuance of $200 million aggregate principal amount of 11% senior secured notes due 2013 by JRM (the “JRM Secured Notes”) and the entering into of a three-year, unsecured, $125 million revolving credit facility by BWXT (the “BWXT Credit Facility”). The BWXT Credit Facility was increased to $135 million in January 2004. Neither the JRM Secured Notes nor the BWXT Credit Facility is guaranteed by MII.

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
     At December 31, 2005, JRM had $94.2 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $24.3 million in letters of credit outstanding under a $25 million letter of credit facility entered into on August 25, 2004. This facility provided for an immediate credit advance of $25 million to secure letters of credit issued under the facility. The obligation to repay the $25 million advance under the facility is secured with liens placed on certain JRM assets, including its domestic accounts receivable and the DB26 vessel. The term of the facility is 36 months with an optional redemption by JRM after 18 months, with no financial covenants. The non-financial covenants and certain other terms and conditions of the $25 million letter of credit facility are similar to those set forth in the indenture relating to the JRM Secured Notes. JRM is charged a 14.5% participation fee and letters of credit are charged at a 0.125% fee. See Note 22 for further information on JRM’s $25 million letter of credit facility.

     On December 22, 2005, JRM, as guarantor, and its subsidiary J. Ray McDermott Middle East, Inc. entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions. This facility provides credit support for bank guarantees issued in favor of two projects awarded to JRM. The term of this facility is for the duration of these projects, and the initial commission rate is less than 4.25% on an annualized basis.
     The BWXT Credit Facility is an unsecured, revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million for a three-year term. Borrowings under the agreement may not exceed $100 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at December 31, 2005. The variable interest rate at December 31, 2005 was 7.75%. Commitment fees are charged at a per annum rate of 0.50%, payable quarterly. Proceeds from the BWXT Credit Facility have been used to repay an intercompany loan from MII, to repay amounts owed by BWXT under a prior credit facility and for general corporate purposes of BWXT, its subsidiaries and joint ventures. At December 31, 2005, BWXT had no borrowings outstanding and letters of credit outstanding under the facility totaled $52.3 million. In March 2005, this facility was extended to March 18, 2010. In addition, certain covenants were modified to increase permitted acquisitions to $75 million over a 12 month period and increase allowable unsecured debt to $20 million.
     On December 5, 2005, MI completed the redemption of the remaining $50 million principal amount of its Series B 8.75% medium term notes at a redemption price totaling 103.5% of par plus accrued but unpaid interest.
     Our subsidiaries are generally restricted, as a result of covenants in debt instruments, in their ability to transfer funds to MII and its other subsidiaries through cash dividends or through unsecured loans or investments.
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
     Effective January 31, 2005, MI spun off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a plan sponsored by B&W. However, the disclosures in this footnote include the B&W plan even though, at December 31, 2005, B&W is not a consolidated subsidiary. At December 31, 2005, the B&W plan had a projected benefit obligation of $693.2 million, fair value of plan assets of $482.8 million and a recognized obligation of $40.4 million. The deferred liability of the B&W pension plan spin-off is $150.1 million, of which $110.4 million is included in minimum pension liability, $9.0 million in intangible pension assets and the remaining $30.7 million was charged to capital in excess of par. Approximately 46% of the employees in the MI plan at January 30, 2005 transferred to this new B&W-sponsored plan.
     During the year ended December 31, 2004, we terminated one of our pension plans in the United Kingdom. During the year ended December 31, 2004, we recorded a gain of approximately $27.7 million related to the termination. In December 2005, we recorded an additional gain totaling $1.4 million related to the finalization of the termination.
     Effective December 31, 2004, benefit accruals under the McDermott International, Inc. Supplemental Executive Retirement Plan, Amended and Restated effective December 1, 1999 (the “Old SERP Plan”) ceased, and we adopted the McDermott International, Inc. Supplemental Executive Retirement Plan effective January 1, 2005 (the “New SERP Plan”). The Old SERP Plan is a defined benefit plan, while the New SERP Plan is a defined contribution plan. The cessation of benefits of the Old SERP Plan did not affect the rights of retired or disabled participants (or their spouses) who were receiving benefits under the plan as of December 31, 2004. However, some of the retired participants elected to cancel their deferral elections and receive a discounted lump-sum distribution of their entire interest in the Old SERP Plan in 2005. All active participants in the Old SERP Plan on December 31, 2004 became participants in the New SERP Plan on January 1, 2005 and the Old SERP Plan was terminated effective December 31, 2004. We recorded a settlement and curtailment gain in 2004 of approximately $4.6 million in connection with the cessation of benefits. We also recorded expenses related to the New SERP Plan of approximately $1.4 million in the year ended December 31, 2004. In the year ended December 31, 2005, we recorded approximately $1.3 million of expense related to this plan.
     Effective March 31, 2003, benefit accruals under JRM’s qualified pension plan ceased. Any pension benefits earned to that date remain payable pursuant to the plan upon retirement, but no future benefits will accrue. All employees participating in the JRM qualified pension plan on March 31, 2003 were fully vested at that time.
     We make available postretirement health care and life insurance benefits to certain retired union employees based on their union contracts.
Obligations and Funded Status (Including B&W)

	Pension Benefits		Other Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,083,492	$2,174,882	$38,067	$40,832
Service cost	28,931	28,190	—	—
Interest cost	121,981	120,040	2,166	2,277
Curtailments	—	(2,262)	—	—
Amendments	6,589	4,467	—	—
Settlements	3,197	(162,195)	—	—
Change in assumptions	181,063	—	2,079	207
Actuarial (gain) loss	5,081	38,249	1,151	(736)
Benefits paid	(117,143)	(117,879)	(4,464)	(4,513)

Benefit obligation at end of period	2,313,191	2,083,492	38,999	38,067

Change in plan assets:
Fair value of plan assets at beginning of period	1,641,967	1,765,169	—	—
Actual return on plan assets	127,884	148,610	—	—
Company contributions	53,635	23,982	4,464	4,513
Settlement of plan	—	(177,915)	—	—
Benefits paid	(117,143)	(117,879)	(4,464)	(4,513)

Fair value of plan assets at the end of period	1,706,343	1,641,967	—	—

Funded status	(606,848)	(441,525)	(38,999)	(38,067)
Unrecognized actuarial loss	557,305	404,499	13,470	11,753
Unrecognized prior service cost	17,415	13,953	—	—
Unrecognized net obligation	—	—	—	—

Net amount recognized	$(32,128)	$(23,073)	$(25,529)	$(26,314)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(481,827)	(341,292)	(25,529)	(26,314)
Intangible asset	21,930	14,121	—	—
Accumulated other comprehensive loss	427,769	304,098	—	—

Net amount recognized	$(32,128)	$(23,073)	$(25,529)	$(26,314)

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans were $2,313.2 million, $2,191.0 million and $1,706.3 million, respectively, at December 31, 2005, and $2,083.5 million, $1,986.8 million and $1,642.0 million, respectively, at December 31, 2004. The accumulated benefit obligation was in excess of plan assets in all of our plans.

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
	(In thousands)
Components of net periodic benefit cost (income):
Service cost	$28,931	$28,190	$26,277	$—	$—	$—
Interest cost	121,981	120,040	118,913	2,166	2,277	2,493
Expected return on plan assets	(134,400)	(130,768)	(115,310)	—	—	—
Amortization of prior service cost	3,110	2,837	2,444	—	—	—
Recognized net actuarial loss (gain)	43,068	49,572	56,903	1,489	1,666	1,557

Net periodic benefit cost (income)	$62,690	$69,871	$89,227	$3,655	$3,943	$4,050

The net periodic benefit cost for the year ended December 31, 2005 above, includes approximately $35 million of expense which was recorded in B&W attributable to the spin-off of the B&W pension plan from MI.
Additional Information

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In thousands)
Increase (decrease) in minimum liability included in other comprehensive income	$86,953	$(22,248)	N/A	N/A
Assumptions

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.65%	4.00%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.33%	8.32%	—	—
Rate of compensation increase	4.00%	3.65%	—	—
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
     We have been using an expected return on plan assets assumption of 8.5%, which is consistent with the long-term asset returns of the portfolio.

	2005	2004
Assumed health-care cost trend rates at December 31:
Health-care cost trend rate assumed for next year	9.00%	10.00%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2011	2011

     Assumed health-care cost trend rates have a significant effect on the amounts we report for our health-care plan. A one-percentage-point change in our assumed health-care cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
	(In thousands)
Effect on total of service and interest cost	$157	$(153)
Effect on postretirement benefit obligation	$837	$(812)
Plan Assets
     Our domestic pension plans’ weighted average asset allocations at December 31, 2005 and 2004 by asset category were as follows:

	2005	2004
Asset Category:
Equity Securities	42%	47%
Debt Securities	25%	22%
U.S. Government Securities	10%	11%
Partnership/Joint Venture Interests	9%	11%
Common/Collective Trusts	11%	8%
Registered Investment Companies	3%	1%
Other	—	—

Total	100%	100%

     Our foreign pension plan’s weighted average asset allocations at December 31, 2005 and 2004 by asset category were as follows:

	2005	2004
Asset Category:
Equity Securities	70.7%	52.0%
Debt Securities	28.7%	47.7%
Other	0.6%	0.3%

Total	100%	100%

     For the years ended December 31, 2005 and 2004, the investment return on domestic pension plan assets (before deductions for management fees) was approximately 8.6 % and 9.7%, respectively. The investment return on our foreign plan (gross of management fees) for the years ended December 31, 2005 and 2004 was 4.2% and 10.6%, respectively.
     The assets of the domestic pension plans are commingled for investment purposes and held by the Trustee, Mellon Trust of New England, N.A., in the McDermott Incorporated Master Trust (the “Master Trust”).
     The overall investment strategy of the pension trusts is to emphasize long term growth of principal, while avoiding excessive risk and to minimize the probability of loss of principal over the long term. The specific investment goals that have been set for the pension trusts in the aggregate are (1) to ensure that plan liabilities are met when due, and (2) to achieve an investment return on trust assets consistent with a reasonable level of risk that exceeds the applicable custom benchmark described below, and over the long term, exceeds the assumed actuarial rate of return set by each of the plans’ actuaries.
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
     For the years ended December 31, 2005 and 2004, the foreign plan asset allocation was targeted at 50% United States Equity Securities and 50% United States Debt Securities. Following an asset/liability modeling study conducted in 2004, the following asset allocation policy was determined to be suitable and has been adopted for the foreign plan:

Asset Class	Target	Range
U.S. Equity	56%	30–70%
Non-U.S. Equity	14%	0–35%
U.S. Debt Securities	30%	25–50%
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
     As stated above, one of the goals of the Master Trust is to outperform a custom benchmark which is comprised as follows:

Index	Asset Class	Weight
Russell 3000 Index	Equities	30%
MSCI ACWI Free (ex US) Index	Intl. Equities	12.5%
NAREIT Equity Index	Reits	1%
NCREIF	Real Estate	4%
Lehman Aggregate	Fixed Income	33%
ML High Yield	High Yield	5%
90-Day Treasury Bills	Cash	2%
S&P 500 + 400 bps	Private Equity	10%
Treasury Bills + 500 bps	Hedge Funds	2.5%
     The performance objective for the Master Trust is to seek to outperform this custom benchmark by 0.75% per annum (net of fees) or more over rolling three-year periods.
     The active risk of the Master Trust (also known as tracking error) is a numerical measure of the Master Trust’s risk relative to the custom benchmark. Active risk is defined as the standard deviation of the relative return, and the convention is to compute it from monthly observations and then convert it to an annualized figure by multiplying it by the square root of 12. (In a normal distribution, two-thirds of the observations will fall within one standard deviation of the average. So if the expected standard deviation was 2% and the expected average was 0%, then one-sixth of the observations will be more than 2% greater than the average and one-sixth will be more than 2% below the average.)

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
     The performance objective of our foreign plan is to seek to outperform this custom benchmark on a net-of-fees basis over a rolling three years.
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
     The Master Trust’s overall investment policy is reviewed at least annually to assure the continued relevance of the goals, objectives and strategies.
Cash Flows
Contributions
     We expect to contribute approximately $86.9 million to our domestic pension plans (which includes approximately $60.0 million for B&W and $15.7 million for BWXT pension plans, respectively), and $4.7 million to our domestic other postretirement benefit plans in 2006.
Estimated Future Benefit Payments
     We expect the following benefit payments, which reflect expected future service, as appropriate, to be made from our domestic plans:

	Pension	Other
	Benefits	Benefits
	(In thousands)
2006	$125,155	$4,651
2007	$131,285	$4,575
2008	$137,705	$4,451
2009	$144,150	$4,306
2010	$149,999	$4,141
2011-2015	$831,994	$16,666
Subsequent Event
     See Note 22 for changes made to certain of our pension plans after December 31, 2005.

NOTE 7 – ASSET SALES AND IMPAIRMENT OF LONG-LIVED ASSETS
     We had gains on sale of assets totaling approximately $6.6 million in 2005, primarily in our Marine Construction Services segment, which included gains of approximately $5.1 million on our sale of miscellaneous cranes and equipment at our fabrication facilities and approximately $0.6 million on the sale of assets of our inactive Ardersier fabrication facility.
     Impairment losses to write down property, plant and equipment to estimated fair values are summarized by segment as follows:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Property, plant and equipment and other assets:
Assets to be held and used	$—	$467	$—
Assets to be disposed of	—	2,598	—

Total	$—	$3,065	$—

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
NOTE 8 — CAPITAL STOCK
     The Panamanian regulations that relate to acquisitions of securities of companies registered with the Panamanian National Securities Commission, such as MII, require, among other matters, that detailed disclosure concerning an offeror be finalized before that person acquires beneficial ownership of more than 5% of the outstanding shares of any class of our stock pursuant to a tender offer. The detailed disclosure is subject to review by either the Panamanian National Securities Commission or our Board of Directors. Transfers of shares of common stock in violation of these regulations are invalid and cannot be registered for transfer.
     We issue shares of our common stock in connection with our 2001 Directors and Officers Long-Term Incentive Plan, our 1996 Officer Long-Term Incentive Plan (and its predecessor programs) and contributions to our Thrift Plan. At December 31, 2005 and 2004, 7,380,377 and 11,853,987 shares of common stock, respectively, were reserved for issuance in connection with those plans.
MII Preferred Stock
     We designated a series of our authorized but unissued preferred stock as Series D Participating Preferred Stock in connection with our Stockholder Rights Plan. As of December 31, 2005, no shares of Series D Participating Preferred Stock were outstanding.
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
     At December 31, 2005, we had a total of 582,677 shares of our common stock available for award under the 2001 Directors and Officers Long-Term Incentive Plan, the 1996 Officer Long-Term Incentive Plan and the 1997 Director Stock Program.
     The following table summarizes activity for the restricted stock and performance-based restricted stock awards under these plans (share data in thousands):

	Year Ended December 31,
	2005	2004	2003

Outstanding, beginning of period	895	1,412	1,354
Restricted shares granted	7	291	152
Restricted shares issued pursuant to performance-based awards	—	—	—
Notional shares lapsed	—	—	—
Restricted shares released	(186)	(805)	(94)
Cancelled/forfeited	(7)	(3)	—

Outstanding, end of period	709	895	1,412

     The weighted average fair values of the restricted shares granted during the years ended December 31, 2005, 2004 and 2003 were $20.65, $8.21 and $3.20 per share, respectively.
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
     The following table summarizes activity for our stock options (share data in thousands):

	Year Ended December 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of period	8,188	$12.07	7,883	$12.63	7,533	$15.38
Granted	551	20.33	928	8.94	1,156	3.38
Exercised	(4,111)	12.90	(319)	9.20	—	—
Cancelled/forfeited	(244)	19.95	(304)	20.01	(806)	25.06

Outstanding, end of period	4,384	$11.89	8,188	$12.07	7,883	$12.63

Exercisable, end of period	2,921	$12.02	6,027	$13.48	5,184	$14.19

     The following tables summarize the range of exercise prices and the weighted-average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at December 31, 2005 (share data in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$3.15 - 3.83	513	7.3	$3.15	188	$3.15
3.83 - 7.65	146	7.6	5.81	81	5.63
7.65 - 11.48	1,467	6.3	8.97	926	8.95
11.48 - 15.30	1,557	5.7	14.28	1,557	14.28
15.30 - 19.13	4	6.3	15.72	4	15.72
19.13 - 22.95	671	7.5	20.23	150	20.26
22.95 - 26.78	14	7.7	24.94	4	23.47
26.78 - 30.60	7	2.9	29.16	7	29.16
30.60 - 34.43	4	1.7	33.13	4	33.12
34.43 - 38.25	1	9.9	38.14	0	0.00

$3.15 - 38.25	4,384	6.4	$11.89	2,921	$12.02

     The fair value of each option grant was estimated at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.90%	3.25%	3.40%
Volatility factor of the expected market price of MII’s common stock	0.71	0.68	0.65
Expected life of the option in years	5.70	6.45	6.53
Expected dividend yield of MII’s common stock	0.0%	0.0%	0.0%
     The weighted average fair values of the stock options granted in the years ended December 31, 2005, 2004 and 2003 were $13.10, $5.83 and $2.16, respectively.
Thrift Plan
     On November 12, 1991, 5,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the “Thrift Plan”). On October 11, 2002, an additional 5,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan. Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. The Thrift Plan allows employees to sell their interest in MII’s common stock fund at any time, except as limited by applicable securities laws and regulations. During the years ended December 31, 2005, 2004 and 2003, we issued 243,848, 624,161 and 1,298,560 shares, respectively, of MII’s common stock as employer contributions pursuant to the Thrift Plan. At December 31, 2005, 2,413,350 shares of MII’s common stock remained available for issuance under the Thrift Plan.
NOTE 10 — CONTINGENCIES AND COMMITMENTS
Investigations and Litigation
     Antitrust Litigation
     In June 1998, Shell Offshore, Inc. and several related entities filed a lawsuit in the U.S. District Court for the Southern District of Texas against MII, JRM, MI, certain JRM subsidiaries and others, including Heerema Marine Contractors (“Heerema”), alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (the “Antitrust Litigation”). Subsequently, the following parties (acting for themselves and, in certain cases, on behalf of their respective co-venturers and for whom they operate) intervened as plaintiffs in the Antitrust Litigation: Amoco Production Company and B.P. Exploration & Oil, Inc.; Amerada Hess Corporation;

Conoco Inc. and certain of its affiliates; Texaco Exploration and Production Inc. and certain of its affiliates (collectively, “Chevron Texaco”); Elf Exploration UK PLC and Elf Norge a.s.; Burlington Resources Offshore, Inc.; The Louisiana Land & Exploration Company; Marathon Oil Company and certain of its affiliates (collectively, “Marathon”); VK-Main Pass Gathering Company, L.L.C.; Green Canyon Pipeline Company, L.L.C.; Delos Gathering Company, L.L.C.; Chevron U.S.A. Inc. and Chevron Overseas Petroleum Inc.; Shell U.K. Limited and certain of its affiliates; Woodside Energy, Ltd; and Saga Petroleum, S.A. Also, in December 1998, Total Oil Marine p.l.c. and Norsk Hydro Produksjon a.s., individually and on behalf of their respective co-venturers, filed similar lawsuits in the same court, and those lawsuits were consolidated with the Antitrust Litigation. In addition to seeking injunctive relief, actual damages and attorneys’ fees, the plaintiffs in the Antitrust Litigation made a claim for treble damages and interest. In February 1999, we filed a motion to dismiss the foreign project claims of the plaintiffs in the Antitrust Litigation due to the Texas district court’s lack of subject matter jurisdiction.
     Over time, we have been able to resolve the antitrust claims of all the plaintiffs in the Antitrust Litigation except Chevron Texaco and Marathon. In September 2005, the judge who presided over the Antitrust Litigation recused himself and the matter was assigned to another judge. On November 18, 2005, Chevron Texaco and Marathon filed a second amended complaint limiting the damages sought to three specific projects. We filed an answer to the second amended complaint on December 19, 2005, denying liability and asserting a claim for enforcement of an arbitration award rendered in favor of J. Ray McDermott, Inc. in April 2004, in connection with services rendered on one of the three subject projects (see the discussion of the Petronius litigation below). Chevron Texaco and Marathon filed a reply to our claim on January 6, 2006, denying any payment obligation. We have requested the court supervising the Antitrust Litigation to confirm the arbitration award and ChevronTexaco and Marathon have requested the court to vacate or modify the arbitration award. The court denied the plaintiff’s motion to vacate the award, and has otherwise denied, with leave to renew at the end of the Antitrust Litigation, the remaining motions to confirm or modify. It is not known how the court will ultimately rule on these motions or how the amount of judgment, if any, on the arbitration award will compare with the amount of judgment, if any, adverse to us in the Antitrust Litigation. Discovery is ongoing and the court has scheduled the matter for trial in April 2007.
     In December 2003, Chevron Texaco filed suit in the High Court of London alleging antitrust injury regarding seven projects completed in the period from 1993 to 1997. Our defense to the Chevron Texaco claims was filed in February 2005. In February 2006, the court established a discovery schedule and set the matter for trial in January 2007.
     We do not believe that a material loss, above amounts already provided for, with respect to these matters is likely, however, the ultimate outcome is uncertain.
     Petronius Litigation
     In December 1998, a subsidiary of JRM (the “Operator Subsidiary”) was in the process of installing a module on the Petronius platform in the Gulf of Mexico for Texaco Exploration and Production, Inc. (“Texaco”) when the main hoist load line failed, resulting in the loss of the module. In December 1999, Texaco filed a lawsuit in federal district court in Louisiana seeking consequential damages for delays resulting from the incident, as well as costs incurred to complete the project with another contractor and uninsured losses. Both the Operator Subsidiary and another subsidiary of JRM, the owner of the vessel that attempted the lift of the deck module (the “Owner Subsidiary”), are defendants in this litigation. In addition to Texaco’s claims in the federal court proceeding, damages for the loss of the module have been sought by Texaco’s builder’s risk insurers in claims against the Owner Subsidiary and several other defendants, but excluding the Operator Subsidiary, which was an additional insured under the policy. Total damages sought by Texaco and its builder’s risk insurers in the proceeding approximated $280 million. Texaco’s federal court claims against the Operator Subsidiary were stayed until completion of a binding arbitration proceeding discussed below.
     The Operator Subsidiary initiated an arbitration proceeding under the arbitration provisions of the installation contract to collect $23 million due for work performed under the contract. In that proceeding, Texaco also sought the same consequential damages and uninsured losses as it was seeking in the federal court action.
     After trial on the issue of liability only, the Louisiana federal district court entered into an order on April 5, 2002 against the Owner Subsidiary on the claims of Texaco’s builder’s risk insurers in addition to the claims of Texaco, specifically finding that Texaco had failed to sustain its burden of proof against all named defendants except the Owner Subsidiary relative to liability issues, and, alternatively, that the Operator Subsidiary’s highly extraordinary negligence served as a superseding cause of the loss. On January 13, 2003, the district court granted the Owner Subsidiary’s motions for summary judgment with respect to Texaco’s claims against the Owner Subsidiary. On March 31, 2003, the district court granted the Owner Subsidiary’s similar motion for dismissal against Texaco’s builder’s risk underwriters. A final judgment was entered by the district court on October 30, 2003, from which an appeal was taken by Texaco’s builder’s risk insurers. Oral argument on the appeal by Texaco’s builder’s risk insurers was heard in May 2005 before the U.S. Fifth Circuit Court of Appeals. In the fourth quarter of 2003, Texaco, the Operator Subsidiary, the Owner Subsidiary and JRM’s underwriters settled Texaco’s claims for consequential damages. A subsidiary of JRM has an agreement with our insurers under which, based on this settlement, it is obligated to pay $1.25 million per year through 2008 as an adjustment to premiums of prior years. This agreement resulted in a charge of approximately $5.4 million for the year ended December 31, 2003. A decision in the arbitration proceeding with regard to the Operator Subsidiary’s claims was rendered in April 2004, and an amount totaling approximately $6 million in excess of JRM’s net receivable was awarded to the Operator Subsidiary. Under the terms of the agreements that provided for the arbitration, the amount of the award is confidential. In a filing made in federal court in the Southern District of Texas, which presides over the Antitrust Litigation, Texaco has moved to vacate or modify the award.
     We plan to vigorously defend the appeal of Texaco’s builder’s risk insurers of the Louisiana district court’s dismissal of the claims against the Owner Subsidiary and the motion of Texaco to vacate the award in favor of the Operator Subsidiary in the arbitration proceeding. We do not believe that a reduction in the award in favor of the Operator Subsidiary in the arbitration proceeding is likely. Additionally, we do not believe that a material loss, above amounts already provided for, with respect to the claims of Texaco’s builder’s risk insurers, is likely, but in that event, we believe our insurance will provide coverage for these claims. However, the ultimate outcomes of the pending proceedings are uncertain, and an adverse ruling in either proceeding could have a material adverse impact on our consolidated financial position, results of operations and cash flow.
     B&W Chapter11 Litigation and Settlements
     On April 30, 2001, B&W filed a declaratory judgment action in its Chapter 11 proceedings in the Bankruptcy Court against MI, BWICO, BWXT, Hudson Products Corporation and McDermott Technology, Inc., seeking a judgment, among other things, that (1) B&W was not insolvent at the time of, or rendered insolvent as a result of, a corporate reorganization that we completed in the fiscal year ended March 31, 1999, which included, among other things, B&W’s cancellation of a $313 million note receivable and B&W’s transfer of all the capital stock of Hudson Products Corporation, Tracy Power, BWXT and McDermott Technology, Inc. to BWICO, and (2) the transfers are not voidable. As an alternative, and only in the event that the Bankruptcy Court were to find B&W had been insolvent at a pertinent time and the transactions were voidable under applicable law, the action preserved B&W’s claims against the defendants. The Bankruptcy Court permitted the ACC and the FCR to intervene and proceed as plaintiff-intervenors and realigned B&W as a defendant in this action. The ACC and the FCR asserted in this action, among other things, that B&W was insolvent at the time of the transfers and that the transfers should be voided. In a ruling filed on February 8, 2002, the Bankruptcy Court found that the ACC and the FCR failed to sustain their burden of proving that B&W was insolvent at the time of the corporate reorganization. Following the ruling and various proceedings in the Bankruptcy Court, an appeal to the United States District Court for the Eastern District of Louisiana (the “District Court”) was stayed pending discussions regarding settlement. The District Court dismissed this appeal with prejudice, and the litigation was terminated fully and finally, on February 21, 2006, in conjunction with the settlement and plan of reorganization in the B&W Chapter 11 proceedings.
     In early April 2001, a group of insurers that included certain underwriters at Lloyd’s and Turegum Insurance Company (the “Plaintiff Insurers”) who previously provided insurance to B&W under our excess liability policies filed (1) a complaint for declaratory judgment and damages against MII in the B&W Chapter 11 proceedings in the District Court and (2) a declaratory judgment complaint against B&W in the Bankruptcy Court. Those actions were consolidated before District Court, which has jurisdiction over portions of the B&W Chapter 11 proceedings. The insurance policies at issue provide a significant portion of B&W’s excess liability coverage available for the resolution of the asbestos-related claims that are the subject of the B&W Chapter 11 proceedings. The consolidated complaints included allegations that, in the course of settlement discussions with the representatives of the asbestos claimants in the B&W bankruptcy proceedings, MII and B&W breached the confidentiality provisions of an agreement they entered into with the Plaintiff Insurers relating to insurance payments by the Plaintiff Insurers as a result of asbestos claims and that MII and B&W wrongfully attempted to expand the underwriters’ obligations under that agreement and the applicable policies through the filing of a plan of reorganization in the B&W Chapter 11 proceedings that contemplated the transfer of rights under that agreement and those policies to a trust that would manage the pending and future asbestos-related claims against B&W and certain of its affiliates. As a result of settlements reached with certain underwriters at Lloyd’s represented by Equitas (“Lloyd’s/Equitas”) and with certain London Market insurance companies (the “London Companies”), the Plaintiff Insurers dismissed their claims. Under the terms of those settlements the dismissal was deemed to be with prejudice, and the litigation was terminated fully and finally, when the plan of reorganization became effective on February 22, 2006. See Note 20 for additional information.
     On or about November 5, 2001, The Travelers Indemnity Company and Travelers Casualty and Surety Company (collectively, “Travelers”) filed an adversary proceeding against B&W and related entities in the Bankruptcy Court, and a similar action in the District Court against MI and MII, seeking a declaratory judgment that Travelers was not obligated to provide any coverage to B&W with respect to so-called “non-products” asbestos bodily injury liabilities on account of previous agreements entered into by the parties. We and the ACC and FCR reached an agreement to settle claims under certain Travelers insurance policies with respect to which our rights were reassigned to the asbestos personal injury trust under the plan of reorganization. The settlement liquidated these rights into cash payments that are to be paid to or for the benefit of the trust when the plan of reorganization becomes effective. The Bankruptcy Court approved the settlement at a hearing held on October 20, 2004. As a result of the settlement, Travelers agreed to dismiss its claims in this litigation. That dismissal was deemed to be with prejudice, and the litigation was terminated fully and finally, when the plan of reorganization became effective on February 22, 2006.
     On or about August 22, 2003, Continental Insurance Co. (“Continental”) commenced an action in the Eastern District of Louisiana against MII and MI and a similar adversary action against B&W in the Bankruptcy Court. These actions involved allegations similar to those made in the prior adversary actions of the London Market Insurers. The complaints of Continental alleged, among other things, that MII anticipatorily repudiated the settlement agreement MII and B&W had entered into in 2000 with Continental relating to insurance payments by Continental as a result of asbestos-related products liability claims. The parties reached a settlement of these actions in September 2004, subsequently approved by the Bankruptcy Court, which provided for the payment of certain insurance proceeds to the asbestos personal injury trust. As a result of the settlement, Continental agreed to dismiss its claims in this litigation. That dismissal was deemed to be with prejudice, and the litigation was terminated fully and finally, when the plan of reorganization became effective on February 22, 2006.
     See Note 20 for information concerning the lawsuit filed by Donald F. Hall, Mary Ann Hall and others against B&W and the Atlantic Richfield Company (“ARCO”), referred to as the “Hall Litigation,” as well as the controversy between B&W and its insurers as to the amount of coverage available under the liability policies covering the facilities involved in that litigation. In addition, see Note 20 for information regarding B&W’s nonemployee asbestos claims, and the settlement and plan of reorganization of the B&W Chapter 11 proceedings.
     Citgo Litigation and Settlement
     On August 13, 2003, a proceeding entitled Citgo Petroleum Corporation and PDV Midwest Refinery L.L.C. v. McDermott International, Inc, et al., was filed in the Circuit Court of Cook County, Illinois, alleging claims against B&W, MII, JRM, MI, and J. Ray McDermott, Inc. (“JRMI”) for damages in connection with the manufacture and sale by a former B&W division of a pipe fitting facility in 1981 that allegedly caused an August 14, 2001 fire at a refinery in the Chicago, Illinois area, which refinery is owned and operated by the plaintiffs. Plaintiffs now seek damages of approximately $600 million, including claims for damage to property and consequential damages. On October 22, 2004, the claims against MII, JRM, JRMI and MI were dismissed by the court without prejudice to the ability of plaintiffs to refile such claims against those entities upon the showing of appropriate evidence. On March 2, 2005, B&W filed a third-party claim against the former owner of the refinery, Unocal Corporation, seeking contribution and indemnity. In November 2005, the court dismissed B&W’s third-party claim, and B&W has appealed that decision. Citgo’s insurers and Certain Underwriters at Lloyd’s, London (“Lloyd’s”) have intervened in this action for recovery of amounts paid to Citgo under business interruption policies. On March 10, 2005, B&W filed a motion with the bankruptcy court in the B&W Chapter 11 proceedings to stay the Citgo litigation until the completion of the B&W Chapter 11 proceedings, which motion was opposed by Citgo and Lloyd’s, and deferred by agreement of the parties. Additionally, although we have insurance that provides coverage for claims of the nature asserted in this matter up to limits of liability of $375 million, subject to certain terms and conditions, our insurer who provides $125 million in coverage for liability in excess of $200 million has denied coverage on the basis of an alleged failure to give timely notice of the claim under policy, and our insurers who provide excess coverage up to $200 million and our insurer who provides $50 million in coverage for liability in excess of $325 million have reserved their rights to deny coverage. We have filed suit against our broker for loss of the insurance coverage in the event that one or more of the insurers providing this coverage is successful in a denial of coverage. In December 2005, with

Bankruptcy Court approval, B&W entered into a settlement agreement limiting its exposure under these proceedings. Under the terms of the settlement, B&W became obligated to pay $7.5 million as directed by the plaintiffs upon the effective date of the plan of reorganization. In addition, should the plaintiffs be awarded damages in excess of $250 million in these proceedings, B&W will be obligated to pay the damages in excess of $250 million subject to a maximum of $42.5 million. This $42.5 million amount, which is not recorded in our financial statements, would be payable by B&W only after all rights and claims are exhausted against B&W’s insurers and its broker.
     Other Litigation and Settlements
     On or about May 29, 2003, a proceeding entitled Jose Fragoso, et al. v. American Optical Corp., et al. was filed in the 404th Judicial District Court of Cameron County, Texas, by approximately 160 plaintiffs who alleged negligence and claimed unspecified damages for exposure to silica while working at an unspecified location. Nine similar lawsuits were filed on behalf of approximately 568 additional plaintiffs in the same county by the same law firm. The number of plaintiffs was subsequently reduced to approximately 268. JRMI has entered into a settlement agreement with all plaintiffs who have alleged claims against JRMI, and a dismissal is pending before the court.
     On or about August 29, 2003, a proceeding entitled Barrera et al. v. McDermott International, Inc., et al., was filed in the 94th Judicial District Court, Nueces County, Texas, by approximately 550 plaintiffs against MII and affiliates of JRM, alleging exposure to lead-contaminated paint in our Harbor Island facility. The petition alleged claims for negligence, battery and conspiracy, and sought unspecified compensatory and exemplary damages. Of the plaintiffs identified, we believe that a substantial number were working for subcontractors of JRM’s affiliate. We placed various subcontractors and a paint supplier on notice demanding that they defend and indemnify us against the claims in this proceeding on several grounds, including our rights under the contracts with those parties relating to the work or product they provided to us. JRMI entered into a settlement agreement with the plaintiffs, and a dismissal was entered by the court in December 2005.
     On or about August 23, 2004, a declatory judgment action entitled Certain Underwriters at Lloyd’s London, et al v. J. Ray McDermott, Inc. et al, was filed by certain underwriters at Lloyd’s, London and Threadneedle Insurance Company Limited (the “London Insurers”), in the 23rd Judicial District Court, Assumption Parish, Louisiana, against MII, JRMI and two insurer defendants, Travelers and INA, seeking a declaration that the London Insurers have no obligation to indemnify MII and JRMI for certain bodily injury claims, including claims for asbestos and welding rod fume personal injury which have been filed by claimants in various state courts, and an environmental claim involving B&W. Additionally, Travelers filed a cross-claim requesting a declaration of non-coverage in approximately 20 underlying matters. This proceeding was stayed by the state court on January 3, 2005 based on the consideration of certain of the claims in litigation pending before the 58th Judicial District Court of Jefferson County, Texas, in a matter entitled Benoit, et al., v. J. Ray McDermott, Inc., et al. The London Insurers, Travelers and INA have filed motions for reconsideration of the January 3, 2005 stay order.
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
     In September 2005, MI was served as a defendant in a proceeding entitled Warren Lester, et al. vs. Exxon Mobil, et al., filed in Civil District Court, Orleans Parish, Louisiana, which proceeding was originally filed in 2002. Approximately 600 plaintiffs allege personal injuries, property damage and also seek punitive damages as a result of oilfield service pipe cleaning operations along an industrial corridor in Harvey, Louisiana. There are currently approximately 37 defendants who allegedly operated facilities and/or owned property in the area. This matter is in the initial stages as to MI, and no trial date has been set, and the ultimate outcome is uncertain.

     On or about December 16, 2005, a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al., was filed in the 24th Judicial District Court, Jefferson Parish, Louisiana by approximately 88 plaintiffs against approximately 215 defendants, including J. Ray McDermott, Inc. (“JRMI”) and Delta Hudson Engineering Corporation (“DHEC”), another affiliate of ours. The plaintiffs have generally alleged injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. Approximately 75 plaintiffs have alleged employment by JRMI or DHEC in that capacity. This matter is in the initial stages and no trial date or discovery schedule has been set by the court, and the ultimate outcome is uncertain.
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
     Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, we decided to close B&W’s nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the “Parks Facilities”), and B&W proceeded to decommission the facilities in accordance with its existing license from the Nuclear Regulatory Commission (the “NRC”). B&W subsequently transferred the facilities to BWXT in the fiscal year ended March 31, 1998. During the fiscal year ended March 31, 1999, BWXT reached an agreement with the NRC on a plan that provides for the completion of facilities dismantlement and soil restoration. BWXT completed the remaining work in accordance with the plan authorized by the NRC. The NRC terminated BWXT’s license and released the property for unrestricted use.
     The Department of Environmental Protection of the Commonwealth of Pennsylvania (“PADEP”) advised B&W in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought related to potential groundwater contamination resulting from previous operations at the facilities. BWXT now owns these facilities. PADEP has advised BWXT that it does not intend to assess any monetary sanctions, provided that BWXT continues its remediation program for the Parks Facilities. Whether additional nonradiation contamination remediation will be required at the Parks facility remains unclear. Results from sampling completed by BWXT have indicated that such remediation may not be necessary. BWXT continues to evaluate closure of the groundwater issues pursuant to Pennsylvania’s Act II.

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
     At December 31, 2005 and 2004, we had total environmental reserves (including provisions for the facilities discussed above) of $14.9 million and $15.3 million, respectively. Of our total environmental reserves at December 31, 2005 and 2004, $5.8 million and $6.8 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.
     Operating Leases
     Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2005 are as follows:

Fiscal Year Ending December 31,	Amount
2006	$6,125,000
2007	$5,272,000
2008	$4,317,000
2009	$4,072,000
2010	$4,072,000
thereafter	$45,034,000
     Total rental expense for the years ended December 31, 2005, 2004 and 2003 was $33.1 million, $49.0 million and $47.4 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.
     Other
     As of December 31, 2005, MII had one outstanding performance guarantee for a contract executed by B&W. The guarantee has a cap of $3.2 million, which has expired. Additionally, MII had outstanding performance guarantees for one contract executed by Volund, a subsidiary of B&W. This guarantee will expire on December 31, 2007, and has an aggregate cap of $0.8 million. These projects have all been completed, and MII has never had to satisfy a performance guaranty for Volund or B&W. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of December 31, 2005, B&W had sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII, and such liabilities are not covered by insurance, MII would be liable.
     At the time of the B&W bankruptcy filing, MII was a maker or a guarantor of outstanding letters of credit aggregating approximately $146.5 million, which were issued in connection with the business operations of B&W and its subsidiaries. At that time, MI and BWICO were similarly obligated with respect to additional letters of credit aggregating approximately $24.9 million, which were issued in connection with the business operations of B&W and its subsidiaries. Although a permitted use of the debtor-in-possession revolving credit and letter of credit facility (the “DIP Credit Facility”) is the issuance of new letters of credit to backstop or replace these preexisting letters of credit, each of MII, MI and BWICO has agreed to indemnify and reimburse B&W and its filing subsidiaries for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any such preexisting letter of credit for which it has exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2005, approximately $11.1 million in letters of credit has been issued under the DIP Credit Facility to replace or backstop these preexisting letters of credit. All previous preexisting letters of credit have expired.
     MII has agreed to indemnify our two surety companies for obligations of various subsidiaries of MII, including B&W and several of its subsidiaries, under surety bonds issued to meet bid bond and performance bond requirements imposed by their customers. As of December 31, 2005, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $36.0 million, of which $31.9 million related to the business operations of B&W and its subsidiaries.
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects. This project included a limited term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of December 31, 2005. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from B&W’s subsidiary, we believe that B&W’s subsidiary has adequate liquidity to satisfy its obligations. However, if claims are made by the surety against B&W’s subsidiary, and B&W’s subsidiary is unable to satisfy its obligations, MII could ultimately have to satisfy any claims. This surety bond is not included in our disclosures above as the project is deemed complete and in the warranty phase. In addition, BWICO has provided a parent company guarantee to the customer of the B&W subsidiary for contract performance associated with this project.
NOTE 11 – RELATED-PARTY TRANSACTIONS
     Prior to 2003, a company affiliated with two of our directors managed and operated an offshore producing oil and gas property for JRM. During 2003, JRM sold its interest in this property (recording a gain on asset disposal of approximately $1.4 million) and, as a result, terminated the production and operation agreement. The management and operation agreement required JRM to pay an operations management fee of approximately $11,000 per month, a marketing service fee based on production, a minimum accounting and property supervision fee of approximately $5,500 per month, and certain other costs incurred in connection with the agreement. JRM paid approximately $0.5 million in fees and costs under the agreement during the year ended December 31, 2003. JRM subsidiaries also sold natural gas at established market prices to the related party. JRM has periodically entered into agreements to design, fabricate and install offshore pipelines for the same company.
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
     Each of Messrs. Wilkinson, Burkart, Kalman, Nesser and Sannino has irrevocably elected to satisfy withholding obligations relating to all or a portion of any applicable federal, state or other taxes that may be due on the vesting in the year ending December 31, 2006 of certain shares of restricted stock awarded under various long-term incentive plans by returning to us the number of such vested shares having a fair market value equal to the amount of such taxes. These elections, which apply to an aggregate of 55,000, 1,000, 5,000, 28,500 and 18,350 shares vesting in the year ending December 31, 2006 and held by Messrs. Wilkinson, Burkart, Kalman, Nesser and Sannino, respectively, are subject to approval of the Compensation Committee of our Board of Directors, which approval was granted. In the year ended December 31, 2005, each of Messrs. Wilkinson, Burkart, Kalman and Sannino made a similar election which applied to an aggregate of 10,000, 1,000, 5,000 and

1,500 shares, respectively, that vested in the year ended December 31, 2005. Those elections were also approved by the Compensation Committee. We expect any transfers reflecting shares of restricted stock returned to us will be reported in the SEC filings made by those transferring holders who are obligated to report transactions in our securities under Section 16 of the Securities Exchange Act of 1934.
     See Note 3 for transactions with unconsolidated affiliates and Note 20 for transactions with B&W.
NOTE 12 – RISKS AND UNCERTAINTIES
     As of December 31, 2005, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates, or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.
     At December 31, 2005, JRM had approximately $63 million in accounts and notes receivable due from one of its joint ventures in Mexico. The note receivable is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. In addition, JRM also had approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at December 31, 2005. This joint venture continues to experience liquidity problems. JRM is presently experiencing delays in collection of and ultimate realization of its receivables from this joint venture. Recognition of a gain of approximately $5.4 million on the sale of the DB17 is currently being deferred. See Note 22 for further information.
NOTE 13 — FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
     Our Marine Construction Services segment’s principal customers are businesses in the offshore oil, natural gas and hydrocarbon processing industries and other marine construction companies. The primary customer of our Government Operations segment is the U.S. Government (including its contractors). These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. Approximately 84% of our trade receivables are due from foreign customers. See Note 17 for additional information about our operations in different geographic areas. We generally do not obtain any collateral for our receivables.
     We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2005 and 2004, the allowance for possible losses we deducted from accounts receivable-trade on the accompanying balance sheet was $0.2 million for both years.
NOTE 14 — INVESTMENTS
     The following is a summary of our available-for-sale securities at December 31, 2005:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$88,274	$4	$(355)	$87,923
Money market instruments and short term investments	413,028	162	(600)	412,590

Total(1)	$501,302	$166	$(955)	$500,513

(1)	Fair value of $41.4 million pledged to secure payments under certain reinsurance agreements.

     The following is a summary of our available-for-sale securities at December 31, 2004:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$13,257	$3	$—	$13,260
Money market instruments	28,673	—	(49)	28,624

Total(1)	$41,930	$3	$(49)	$41,884

(1)	Fair value of $41.2 million pledged to secure payments under certain reinsurance agreements.
     At December 31, 2005, all our available-for-sale debt securities have contractual maturities between 2006 and 2008.
     Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

		Gross	Gross
	Proceeds	Realized Gains	Realized Losses
	(In thousands)
Year Ended December 31, 2005	$11,030,512	$—	$5
Year Ended December 31, 2004	$140,697	$1	$—
Year Ended December 31, 2003	$417,156	$405	$—
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
     At December 31, 2005, we had forward contracts to purchase $67.3 million in foreign currencies (primarily Euro) at varying maturities through September 2007. At December 31, 2004, we had forward contracts to purchase $57.2 million in foreign currencies (primarily Euro) at varying maturities. At December 31, 2004, we also had a foreign currency option contract outstanding to purchase 840,000 Euros at a strike price of 1.3 with an expiration date of February 28, 2005. We have designated substantially all of these contracts as cash flow hedging instruments. For the option contracts, the hedged risk is the risk of changes in forecasted U.S. dollar equivalent cash flows related to long-term contracts attributable to movements in the exchange rate above the strike prices. We assess effectiveness based upon total changes in cash flows of the option contracts. For forward contracts, the hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. At December 31, 2005 and 2004, we had deferred approximately ($0.9) million and $2.5 million, respectively, of net gains (losses) on these derivative financial instruments. Of the deferred amount at December 31, 2005, we expect to recognize 55% in income over the next 12 months, primarily in accordance with the percentage-of-completion method of accounting. For the years ended December 31, 2005, 2004 and 2003, we immediately recognized net gains (losses)

of approximately ($0.2) million, $0.5 million and $0.1 million, respectively. Substantially all of these net gains represent changes in the fair value of forward contracts excluded from hedge effectiveness.
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
     Foreign currency derivative instruments: We estimate the fair values of foreign currency option contracts and forward contracts by obtaining quoted market rates. At December 31, 2005, we had net forward contracts outstanding to purchase foreign currencies, primarily Euro, with a total notional value of $67.3 million and a total fair value of ($1.0) million.
     The estimated fair values of our financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$19,452	$19,452	$259,319	$259,319
Restricted cash and cash equivalents	$154,972	$154,972	$177,953	$177,953
Investments	$500,513	$500,513	$41,884	$41,884
Debt, excluding capital leases	$212,111	$252,551	$276,979	$292,852
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
     Power Generation Systems supplies engineered-to-order services, products and systems for energy conversion, and fabricates replacement nuclear steam generators and environmental control systems. In addition, this segment provides aftermarket services, including replacement parts, engineered upgrades, construction, maintenance and field technical services to electric power plants and industrial facilities. This segment also provides power through cogeneration, refuse-fueled power plants and other independent power producing facilities. The Power Generation Systems segment’s operations are conducted primarily through B&W. Due to B&W’s Chapter 11 filing, effective February 22, 2000, we stopped consolidating B&W’s and its subsidiaries’ results of operations in our consolidated financial statements. See Note 20 for the condensed consolidated results of B&W and its subsidiaries, and Note 22 for further information on B&W.
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
     Beginning in 2005, qualified pension plan expense on MI’s pension plan was allocated to our Government Operations segment from Unallocated Corporate. Pension expense recorded in our Government Operations segment in 2005 related to this qualified plan totaled approximately $18.8 million. In 2004, approximately $21.8 million of pension expense related to BWXT (substantially all of our Government Operations Segment) was recorded in Unallocated Corporate. In addition, effective January 31, 2005 the B&W portion of MI’s qualified pension plan has been spun off into a new plan sponsored by B&W. In 2005, B&W recorded pension expense totaling approximately $34.9 million related to this plan. In 2004, pension expense associated with the spun off plan was recorded in Unallocated Corporate and totaled approximately $38.6 million.
SEGMENT INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003.
     1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
REVENUES: (1)
Marine Construction Services	$1,255,441	$1,367,923	$1,803,924
Government Operations	601,042	555,093	531,522
Power Generation Systems	—	—	—
Adjustments and Eliminations	(172)	3	(82)

	$1,856,311	$1,923,019	$2,335,364

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Marine Construction Services Transfers	$51	$(3)	$69
Government Operations Transfers	121	—	20
Adjustments and Eliminations	—	—	(7)

	$172	$(3)	$82

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
OPERATING INCOME (LOSS):

Segment Operating Income (Loss):
Marine Construction Services	$150,731	$51,639	$(51,093)
Government Operations	67,983	76,684	58,212
Power Generation Systems	(891)	(888)	(771)

	$217,823	$127,435	$6,348

Gain (Loss) on Asset Disposal and Impairments — Net:
Marine Construction Services	$6,445	$30,316	$5,745
Government Operations	130	601	426
Power Generation Systems	—	1,612	—

	$6,575	$32,529	$6,171

Equity in Income (Loss) from Investees:
Marine Construction Services	$2,818	$1,886	$(534)
Government Operations	31,258	32,564	28,018
Power Generation Systems	6,447	1,167	898

	$40,523	$35,617	$28,382

SEGMENT INCOME (LOSS):
Marine Construction Services	$159,994	$83,841	$(45,882)
Government Operations	99,371	109,849	86,656
Power Generation Systems	5,556	1,891	127

	$264,921	$195,581	$40,901

Unallocated Corporate(1)	(39,940)	(49,657)	(93,590)

	$224,981	$145,924	$(52,689)

(1) Corporate Departmental Expenses	$(48,422)	$(41,892)	$(42,769)
Legal/Professional Services related to Chapter 11 Proceedings	(11,452)	(2,686)	(1,902)
Other Corporate Expenses	(13,393)	(8,160)	204
Qualified Pension Plan Expense	(2,024)	(60,830)	(75,749)
Gain on Settlements and Curtailments of Pension Plans	1,390	30,060	—
Insurance-related Items	2,221	2,111	2,434

Gross Corporate General & Administrative Expenses	(71,680)	(81,397)	(117,782)
General & Administrative Expenses Allocated to Segments	31,740	31,740	24,192

Total	$(39,940)	$(49,657)	$(93,590)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
SEGMENT ASSETS:
Marine Construction Services	$967,230	$846,253	$809,004
Government Operations	300,223	322,454	287,449
Power Generation Systems	16,101	8,689	8,917

Total Segment Assets	1,283,554	1,177,396	1,105,370
Corporate Assets	384,732	209,536	143,504

Total Assets	$1,668,286	$1,386,932	$1,248,874

CAPITAL EXPENDITURES:
Marine Construction Services	$37,411	$12,645	$15,520
Government Operations	26,892	22,211	19,645
Power Generation Systems	—	—	—

Segment Capital Expenditures	64,303	34,856	35,165
Corporate Capital Expenditures	217	999	2,932

Total Capital Expenditures	$64,520	$35,855	$38,097

DEPRECIATION AND AMORTIZATION:
Marine Construction Services	$28,727	$24,036	$28,253
Government Operations	13,696	12,567	13,174
Power Generation Systems	—	—	11

Segment Depreciation and Amortization	42,423	36,603	41,438
Corporate Depreciation and Amortization	1,843	3,690	3,066

Total Depreciation and Amortization$	$44,266$	$40,293$	$44,504

INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Marine Construction Services	$5,812	$3,567	$3,290
Government Operations	7,303	2,782	7,184
Power Generation Systems	9,754	2,624	2,450

Total Investment in Unconsolidated Affiliates	$22,869	$8,973	$12,924

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
REVENUES:
Marine Construction Services:
Offshore Operations	$596,729	$303,497	$573,507
Fabrication Operations	143,378	418,337	296,854
Project Services and Engineering Operations	201,268	32,430	285,356
Procurement Activities	324,993	624,847	848,711
Eliminations	(10,927)	(11,188)	(200,504)

	1,255,441	1,367,923	1,803,924

Government Operations:
Nuclear Component Program	509,560	476,737	461,289
Management & Operation Contracts of U.S. Government Facilities	5,594	7,530	9,455
Other Commercial Operations	24,637	17,714	27,763
Nuclear Environmental Services	42,174	28,152	18,629
Contract Research	9,886	10,165	10,708
Other Government Operations	14,082	21,298	9,359
Other Industrial Operations	160	179	188
Eliminations	(5,051)	(6,682)	(5,869)

	601,042	555,093	531,522

Eliminations	(172)	3	(82)

	$1,856,311	$1,923,019	$2,335,364

3. Information about our Operations in Different Geographic Areas:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
REVENUES: (1)
United States	$688,748	$1,046,885	$1,195,182
Azerbaijan	424,061	431,708	262,055
Qatar	174,609	189,301	186,577
Mexico	99,268	46,921	15,052
Russia	89,928	—	—
Saudi Arabia	89,145	18,601	87,242
Australia	84,511	—	4,091
Thailand	52,209	24,460	27,446
Malaysia	42,769	375	8,594
Indonesia	42,743	56,798	249,054
India	36,993	45,743	80,597
Vietnam	16,945	4,692	85,901
Trinidad	11,310	9	9,489
Argentina	—	48,846	87,924
Nigeria	—	5,090	24,452
Other Countries	3,072	3,599	11,708

	$1,856,311	$1,923,019	$2,335,364

(1)	We allocate geographic revenues based on the location of the customer.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
PROPERTY, PLANT AND EQUIPMENT, NET: (1)
United States	$193,512	$157,265	$225,729
United Arab Emirates	36,932	36,639	30,485
Indonesia	34,366	21,636	62,760
Malaysia	31,558	—	—
Mexico	22,169	45,008	27,108
India	6,808	37,242	—
Singapore	961	136	7,739
Other Countries	903	9,163	9,941

	$327,209	$307,089	$363,762

(1)	Our marine vessels are included in the country in which they are operating as of December 31, 2005.
     4. Information about our Major Customers:
     In the years ended December 31, 2005, 2004 and 2003, the U.S. Government accounted for approximately 31%, 27% and 21%, respectively, of our total revenues. We have included these revenues in our Government Operations segment. In the year ended December 31, 2005, revenue from a distinct customer of our Marine Construction Services segment was $369.6 million and represented 20% of our total revenues. In the year ended December 31, 2004, revenues from two distinct customers of our Marine Construction Services segment accounted for $424.5 million and $274.9 million, respectively, and represented 22% and 14%, respectively, of our total revenues.
NOTE 18 — QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005
	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005
	(In thousands, except per share amounts)
Revenues	$439,115	$515,136	$503,494	$398,566
Operating income (1)	$40,676	$54,765	$74,077	$55,463
Equity in income from investees	$9,871	$7,398	$8,953	$14,301
Net income	$22,436	$80,919	$58,500	$36,122

Earnings per common share:
Basic:
Net income	$0.34	$1.20	$0.85	$0.51
Diluted:
Net income	$0.32	$1.12	$0.80	$0.48

(1)	Includes equity in income from investees.
     Results for the quarter ended June 30, 2005 included the impact of the reversal of a federal deferred tax valuation allowance adjustment totaling $50.4 million. See Note 4.

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
     Results for the quarter ended December 31, 2004 include a before- and after-tax gain on the settlement of our U.K. pension plan of $27.7 million.
     Quarterly results for the year ended December 31, 2005 and 2004 include income or expense for the revaluation of certain components of the estimated settlement cost related to the Chapter 11 proceedings involving B&W as follows:

	Income (expense),
	net of tax
Quarter ended	(in millions)	Related taxes
2005
March 31, 2005	$0.6	($0.1)
June 30, 2005	($7.4)	$1.1
September 30, 2005	—	—
December 31, 2005	—	—
2004
March 31, 2004	$2.4	($0.3)
June 30, 2004	($4.4)	($0.4)
September 30, 2004	($0.3)	$0.8
December 31, 2004	($9.6)	($0.8)

NOTE 19 – EARNINGS (LOSS) PER SHARE
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except shares and per share amounts)
Basic:

Income (loss) from continuing operations before cumulative effect of accounting change	$197,977	$61,639	$(102,158)
Income from discontinued operations	—	—	3,219
Cumulative effect of accounting change	—	—	3,710

Net income (loss) for basic computation	$197,977	$61,639	$(95,229)

Weighted average common shares	68,379,222	65,688,361	64,108,274

Basic earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$2.90	$0.94	$(1.59)
Income from discontinued operations	$—	$—	$0.05
Cumulative effect of accounting change	$—	$—	$0.05

Net income (loss)	$2.90	$0.94	$(1.49)

Diluted:

Income (loss) from continuing operations before cumulative effect of accounting change	$197,977	$61,639	$(102,158)
Income from discontinued operations	—	—	3,219
Cumulative effect of accounting change	—	—	3,710

Net income (loss) for diluted computation	$197,977	$61,639	$(95,229)

Weighted average common shares (basic)	68,379,222	65,688,361	64,108,274
Effect of dilutive securities:
Stock options and restricted stock	4,399,954	2,579,770	—

Adjusted weighted average common shares,	72,779,176	68,268,131	64,108,274

Diluted earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$2.72	$0.90	$(1.59)
Income from discontinued operations	$—	$—	$0.05
Cumulative effect of accounting change	$—	$—	$0.05
Net income (loss)	$2.72	$0.90	$(1.49)
     At December 31, 2003, we excluded from the diluted share calculation incremental shares of 2,033,805, related to stock options and restricted stock, as their effect would have been antidilutive.
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

     On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana (the “Bankruptcy Court”) in New Orleans to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing were B&W and its subsidiaries Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. (collectively with B&W, the “Debtors”). The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them.
Plan of Reorganization
     During the course of the B&W Chapter 11 proceedings, we engaged in settlement negotiations with the Asbestos Claimants Committee (“ACC”) and the Legal Representative for Future Asbestos-Related Claimants (the “Future Claimants Representative” or the “FCR”). Those discussions led to a settlement (the “Settlement”), which was embodied in a plan of reorganization and related settlement agreement, which we and the other plan proponents jointly filed with the Bankruptcy Court on September 29, 2005 (the “plan of reorganization”).
     Under the terms of the plan of reorganization, MII and all of its subsidiaries, including its captive insurers, and all of their respective directors and officers, will receive the full benefit of the protections afforded by Section 524(g) of the Bankruptcy Code with respect to asbestos-related personal injury claims (other than workers’ compensation claims) attributable to the business or operations of B&W or any of its subsidiaries and that are subject to the jurisdiction of courts in the United States.
     The plan of reorganization provides for a trust to be created for the benefit of asbestos personal injury claimants. The trust will be funded by contributions of:
•	$350 million in cash, which will be paid by MI or one of its subsidiaries on the effective date of the plan of reorganization;

•	a contingent right to receive an additional cash payment of $355 million, which will be payable by MI or one of its subsidiaries within 180 days of November 30, 2006, if the condition precedent described below is satisfied, with interest accruing on that amount at 7% per year from December 1, 2006 to the date of payment (the “Contingent Payment Right”);

•	a note issued by B&W in the aggregate principal amount of $250 million (the “B&W Note”), bearing interest at 7% annually on the outstanding principal balance from and after December 1, 2006, with a five-year term and annual principal payments of $50 million each, commencing on December 1, 2007; provided that, if the condition precedent described below is not satisfied, only $25 million principal amount of the B&W Note will be payable (with that entire $25 million due on December 1, 2007). B&W’s payment obligations under the B&W Note will be fully and unconditionally guaranteed by BWICO and MII. The guarantee obligations of BWICO and MII will be secured by a pledge of all of B&W’s capital stock outstanding as of the effective date of the plan of reorganization; and

•	rights to the proceeds of certain insurance policies that cover, among other things, asbestos claims, which policies have an aggregate face value of available limits of coverage of approximately $1.15 billion.
     We expect that contributions made by our subsidiaries to the trust should be tax deductible for the purpose of MI’s consolidated U.S. tax return, except to the extent such contributions consist of insurance proceeds or the transfer of rights under insurance policies.

     The terms of the Settlement and the plan of reorganization include a mechanism that would potentially limit the consideration to be contributed to the asbestos personal injury trust if U.S. federal legislation to resolve asbestos claims through a national trust is enacted and becomes law. That legislation includes “The Fairness in Asbestos Injury Resolution Act of 2005” (H.R. 1360), introduced as a bill in March 2005 in the U.S. House of Representatives, and Senate Bill S. 852, introduced in the U. S. Senate on April 19, 2005 and reported favorably out of the Senate Judiciary Committee on May 26, 2005. Both H.R. 1360 and S. 852, which we refer to collectively as the “FAIR Act,” would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims.
     Under the proposed terms of the FAIR Act, companies that have made expenditures in connection with asbestos personal injury claims, as well as insurance companies, would contribute amounts to a national trust on a periodic basis to fund payment of claims filed by asbestos personal injury claimants who qualify for payment based on a specified allocation methodology. The draft legislation also contemplates, among other things, that the national fund would terminate if, after the administrator of the fund begins to process claims, the administrator determines that, if any additional claims are resolved, the fund would not have sufficient resources when needed to pay 100% of all resolved claims, and the fund’s debt and other obligations. In that event, the fund would pay all then resolved claims in full, and the legislation would generally become inapplicable to all unresolved claims and all future claims. As a result, absent further federal legislation, with regard to the unresolved claims and future claims, the claimants and defendants would be returned to the tort system. There are many other provisions in the FAIR Act that would impact B&W and the other Debtors, the Chapter 11 proceedings and our company.
     The Settlement and the plan of reorganization provide that the Contingent Payment Right would vest, and amounts under the B&W Note in excess of $25 million would be payable, only upon satisfaction of the condition precedent that neither the FAIR Act nor any other U.S. federal legislation designed to resolve asbestos-related personal injury claims through the implementation of a national trust shall have been enacted and become law on or before November 30, 2006 (the “Condition Precedent”). The Settlement and the plan of reorganization further provide that:
•	if such legislation is enacted and becomes law on or before November 30, 2006 and is not subject to a legal proceeding as of January 31, 2007 which challenges the constitutionality of such legislation (the “Challenge Proceeding”), the Condition Precedent would be deemed not to have been satisfied, and no amounts would be payable under the Contingent Payment Right and no amounts in excess of $25 million would be payable under the B&W Note; and

•	if such legislation is enacted and becomes law on or before November 30, 2006, but is subject to a Challenge Proceeding as of January 31, 2007, the Condition Precedent would be deemed not to have been satisfied, and any rights with respect to the Contingent Payment Right and payments under the B&W Note in excess of $25 million would be suspended until either:
1.	there has been a final, nonappealable judicial decision relating to the Challenge Proceeding to the effect that such legislation is unconstitutional as generally applied to debtors in Chapter 11 proceedings whose plans of reorganization have not yet been confirmed and become substantially consummated (i.e., debtors that are similarly situated to B&W as of September 1, 2005), so that such debtors would not be subject to such legislation, in which event the Condition Precedent would be deemed to have been satisfied, and the Contingent Payment Right would vest and the B&W Note would become fully payable pursuant to its terms (in each case subject to the protection against double payment provisions we describe below); or

2.	there has been a final nonappealable judicial decision relating to the Challenge Proceeding which resolves the Challenge Proceeding in a manner other than as contemplated by the immediately preceding clause, in which event the Condition Precedent would be deemed not to have been satisfied, and no amounts would be payable under the Contingent Payment Right and no amounts in excess of $25 million would be payable under the B&W Note.
     The Settlement and the plan of reorganization also include provisions to provide some protection against double payment so that, if the FAIR Act or similar U.S. federal legislation is enacted and becomes law after November 30, 2006, or the Condition Precedent is otherwise satisfied (in accordance with the provisions described in clause (1) above), any payment MII or any of its subsidiaries may be required to make pursuant to the legislation on account of asbestos-related personal injury claims against B&W or any of its subsidiaries would reduce, by a like amount:
•	first, the amount, if any, then remaining payable under the Contingent Payment Right; and

•	next, any then remaining amounts payable under the B&W Note.
     It is not possible to determine whether the FAIR Act will be presented for a vote or adopted by the full Senate or the House of Representatives, or signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on B&W, the other Debtors, the Chapter 11 proceedings or us. We anticipate that, during the legislative process, the terms of the FAIR Act will change, and that any such changes may be material to the impact of such legislation on B&W, the other Debtors and us.
     Under the terms of the Settlement and the plan of reorganization, the claims against B&W for nuclear-related personal injuries allegedly arising from the operation of two nuclear-fuel processing facilities in Apollo and Parks Township, Pennsylvania (the “Apollo/Parks Township Claims”) will not be impaired. While the plan of reorganization has been structured in a manner to permit all disputes relating to the Apollo/Parks Township Claims and the associated insurance coverage to be resolved after the plan of reorganization becomes effective, we have negotiated a mutually satisfactory resolution of the disputes between several of the parties, subject to the execution of a definitive settlement agreement. B&W, representatives of the individuals who have asserted present Apollo/Parks Township Claims in the pending Hall Litigation and ARCO have negotiated a form of settlement agreement, which was approved by the Bankruptcy Court. That form of settlement agreement contemplates, among other things, that:
•	B&W and ARCO will be provided full and complete releases from each of the Apollo/Parks Township Releasors (as that term is defined in a definitive settlement agreement generally to mean the existing claimants in the Hall Litigation and related pending litigation);

•	ARCO will make a $27.5 million cash payment to the Apollo/Parks Township Releasors upon the effective date of the plan of reorganization or after all conditions precedent to such payment, as set forth in the definitive settlement agreement, have occurred;

•	B&W will make a $47.5 million cash payment to the Apollo/Parks Township Releasors upon the effective date of the plan of reorganization or after all conditions precedent to such payment, as set forth in the definitive settlement agreement, have occurred;

•	B&W will make a $12.5 million payment to the Apollo/Parks Township Releasors upon the third anniversary of the effective date of the plan of reorganization or after all conditions precedent to such payment, as set forth in the definitive settlement agreement, have occurred; and

•	B&W and ARCO will retain all insurance rights, including, without limitation, with respect to the claims of present the Apollo/Parks Township claimants who are not Apollo/Parks Township Releasors (the “Unliquidated Apollo/Parks Township Present Claims”) and with respect to any future Apollo/Parks Township Claims (the “Apollo/Parks Township Future Demands”).
     We intend to seek reimbursement from our nuclear insurers for all amounts that would be paid by B&W under the settlement agreement or with respect to Unliquidated Apollo/Parks Township Present Claims and Apollo/Parks Township Future Demands. Our nuclear insurers have not agreed to fund the settlement of the Hall Litigation set forth in the form of settlement agreement.
     Subject to the execution of a definitive settlement agreement, we believe these claims will be resolved within the limits of coverage of our insurance policies. However, should the proposed settlement of the Hall Litigation not be consummated, nonsettling present claims prove excessive, or additional future claims be asserted, there may be an issue as to whether our insurance coverage is adequate; and, we may be materially and adversely impacted if our liabilities exceed our coverage.
Accounting Treatment
     As a result of the Chapter 11 filing, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our financial statements and we began accounting for our investment in B&W under the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million.
     On December 19, 2002, in connection with the filing of documentation in the Chapter 11 proceedings relating to the previously proposed settlement negotiated in 2002, we determined that a liability related to that proposed settlement was probable and that the amount of that liability was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of settlement of $110 million, including tax expense of $23.6 million, reflecting the present value of our contemplated contributions to the trusts. The estimate had been adjusted since 2002 through June 30, 2005 based on the provisions of the previously proposed settlement, and a liability of $146.7 million is currently recorded. We no longer evaluate our liability based on the previously proposed settlement, as we believe it is no longer probable.
     Under the terms of the Settlement and the plan of reorganization, MI will be allowed to maintain its equity in B&W and will consolidate its operations as of the effective date of the plan of reorganization. Based on the Settlement and the plan of reorganization, upon a reconsolidation of B&W, we intend to account for the difference between the carrying amount of our investment in B&W and B&W’s net assets in a manner similar to a step acquisition by applying the guidelines of SFAS No. 141 “Business Combinations.” See Note 22 for additional information on B&W.
Debtor-in-Possession Financing
     In connection with the Chapter 11 filing, the Debtors entered into a debtor-in-possession revolving credit facility (the “DIP Credit Facility”), which currently provides for credit extensions of up to $250 million and is scheduled to expire in February 2007. All amounts owed under the facility have a super-priority administrative expense status in the bankruptcy proceedings. The Debtors’ obligations under the DIP Credit Facility are: (1) guaranteed by substantially all of B&W’s other domestic subsidiaries and B&W Canada Ltd.; and (2) secured by a security interest on B&W Canada Ltd.’s assets. Additionally, B&W and substantially all of its domestic subsidiaries granted security interests in their assets to the lenders under the DIP Credit Facility upon the defeasance or repayment of MI’s public debt, which will become effective if the effective date of the plan of reorganization does not occur by February 22, 2006. The DIP Credit Facility generally provides for borrowings by the Debtors for working capital and other general corporate purposes and the issuance of letters of credit, except that the total of all borrowings and non-performance letters of credit issued under the facility cannot exceed $100 million in the aggregate. There were no borrowings under this facility at December 31, 2005 or December 31, 2004. The DIP Credit Facility also imposes certain financial and non-financial covenants on B&W and its subsidiaries. The interest rate is our option of J. P. Morgan prime plus 1.25%, or LIBOR plus 2.5%, and letters of credit are charged at 1%.
     A permitted use of the DIP Credit Facility is the issuance of new letters of credit to backstop or replace pre-existing letters of credit issued in connection with B&W’s and its subsidiaries’ business operations, but for which MII, MI or BWICO was a maker or guarantor. As of February 22, 2000, the aggregate amount of all such pre-existing letters of credit totaled approximately $172 million (the “Pre-existing LCs”). MII, MI and BWICO have agreed to indemnify and reimburse the Debtors for any customer draw on any letter of credit issued under the DIP Credit Facility to backstop or replace any Pre-existing LC for which they already have exposure and for the associated letter of credit fees paid under the facility. As of December 31, 2005, approximately $136.7 million in letters of credit had been issued under the DIP Credit Facility, of which approximately $11.1 million was to replace or backstop Pre-existing LCs. All other Pre-existing LCs have expired.
     In the course of the conduct of B&W’s and its subsidiaries’ business, MII and MI have agreed to indemnify two surety companies for B&W’s and its subsidiaries’ obligations under surety bonds issued in connection with their customer contracts. At December 31, 2005, the total value of B&W’s and its subsidiaries’ customer contracts yet to be completed covered by such indemnity arrangements was approximately $31.9 million, of which only a negligible amount relates to bonds issued after February 21, 2000. See Note 22 for additional information on B&W’s exit financing arrangements.
Financial Results and Reorganization Items
     Summarized financial data for B&W is as follows:
INCOME STATEMENT INFORMATION

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenues	$1,508,964	$1,368,918	$1,408,128
Operating Income (Loss)	$(415,472)	$116,774	$1,755
Depreciation and Amortization	$17,822	$19,838	$17,015
Income (Loss) Before Provision for Income Taxes(1)	$(412,144)	$100,956	$(7,604)
Net Income (Loss)	$(262,771)	$99,117	$1,274

(1)	Includes a provision for expenses related to B&W’s asbestos liability and certain other liability claims totaling $477.0 million, $29.0 million and $74.0 million in the years ended December 31, 2005, 2004, and 2003, respectively.

BALANCE SHEET INFORMATION

	December 31,
	2005	2004
	(In thousands)
Assets:
Current Assets	$907,785	$734,198
Noncurrent Assets	1,782,281	1,668,090

Total Assets	$2,690,066	$2,402,288

Liabilities:
Current Liabilities	$700,523	$513,308
Noncurrent Liabilities(1)	2,257,993	1,792,506

Stockholder’s Equity (Deficit)	(268,450)	96,474

Total Liabilities and Stockholder’s Equity (Deficit)	$2,690,066	$2,402,288

(1)	Includes liabilities subject to compromise of approximately $2.1 billion, and $1.8 billion at December 31, 2005 and 2004, respectively, which primarily result from asbestos-related issues.
     Effective January 31, 2005, MI spun off to B&W the assets and liabilities associated with B&W’s portion of MI’s pension plan to a plan sponsored by B&W. Approximately 46% of the participants in the MI pension plan at January 30, 2005 transferred to the new B&W sponsored plan. See Note 6 for further information. See Note 22 for further information on the B&W bankruptcy proceedings.
NOTE 21 – RESTRICTED CASH
     At December 31, 2005, we had total cash and cash equivalents of $174.5 million. However, our ability to use $155.0 million, $2.9 million of which is classified as noncurrent, of these funds is restricted due to the following: $105.0 million serves as collateral for letters of credit; $0.3 million serves as collateral for foreign exchange trading and other financial obligations; $9.6 million is required to meet reinsurance reserve requirements of our captive insurance companies; and $40.1 million is held in restricted foreign accounts.
     As a result of the B&W bankruptcy filing in February 2000, our access to the cash flows of B&W and its subsidiaries has been restricted. Further, MI is restricted, as a result of covenants in its debt instruments, in its ability to transfer funds to MII and MII’s other subsidiaries, including JRM, through cash dividends or through unsecured loans or investments.
NOTE 22 – SUBSEQUENT EVENTS
     On January 17, 2006 the United States District Court for the Eastern District of Louisiana issued an order confirming B&W’s Chapter 11 plan of reorganization and the associated settlement agreement. There were no appeals or objections to the Bankruptcy Court’s order recommending confirmation of the plan of reorganization and the associated Settlement. On January 18, 2006 the MII stockholders voted in favor of a resolution approving the plan of reorganization and the associated Settlement. On February 22, 2006, the plan of reorganization became effective and B&W and the other Debtors emerged from Chapter 11.
     On February 22, 2006, B&W entered into a $650 million senior secured credit facility with a syndicate of lenders arranged by Credit Suisse Securities (USA) LLC (the “B&W Facility”) to replace B&W’s DIP Credit Facility. The B&W Facility includes a five-year $200 million revolving credit subfacility (the entire availability of which may be used for the issuance of letters of credit), a six-year $200 million letter of credit subfacility, and a commitment by certain of the lenders to loan B&W up to $250 million in term debt to refinance the B&W Note. The term loan may only be used by B&W in a single draw to refinance amounts outstanding under the B&W Note, and the commitment of the lenders to make this loan expires on December 1, 2006. As of February 23, 2006, no amount was outstanding under the revolving credit subfacility, $204 million was outstanding under the letter of credit subfacility, and there were no borrowings under the term loan.

     B&W’s obligations under the B&W Facility are unconditionally guaranteed by all of B&W’s domestic subsidiaries and secured by liens on substantially all of B&W’s and these subsidiaries’ assets. The B&W Facility is not guaranteed by MII.
     Amounts outstanding under the revolving credit and term loan subfacilities bear interest at either the Eurodollar rate or the base prime rate plus an applicable margin, which margin varies depending on B&W’s credit rating. The applicable margin for revolving loans that are Eurodollar rate loans ranges from 2.75% to 3.25% per annum, and the applicable margin for revolving loans that are base prime rate loans ranges from 1.75% to 2.25% per annum. The applicable margin for term loans that are Eurodollar rate loans is 3.0% per annum, and the applicable margin for term loans that are base prime rate loans is 2.0% per annum. B&W is charged a commitment fee on the unused portions of the B&W Facility, which fee varies between 0.25% and 1.50% per annum depending on the subfacility and B&W’s then applicable credit rating; a letter of credit fee of between 2.75% and 3.25% per annum with respect to the undrawn amount of each letter of credit issued under the revolving credit subfacility; and a fee of 2.85% per annum on the full amount of the letter of credit subfacility.
     If B&W’s leverage ratio is above 2.0 to 1.0, B&W must offer to repay the term loan once each year in an amount equal to the lesser of $50 million and 50% of its excess cash flow. B&W must also prepay the term loan with the proceeds of certain asset sales, casualties, condemnations and debt issuances. Other than these mandatory prepayments, the B&W Facility only requires interest payments on a quarterly basis until maturity (which is February 22, 2011 for the revolving credit subfacility and February 22, 2012 for the letter of credit subfacility and the term loan). B&W may prepay amounts outstanding under the B&W Facility at any time without penalty.
     The B&W Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio, and covenants that, among other things, restrict B&W’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates, make capital expenditures, and pay the $355 million that may become payable by MI to the asbestos personal injury trust pursuant to the Contingent Payment Right under the Settlement. The B&W Facility also contains customary events of default.
     As stated in Note 20, we will account for the reconsolidation of B&W similar to a step acquisition by applying the guidelines of SFAS No. 141 “Business Combinations.” The unaudited pro forma information below presents combined results of operations as if B&W and MII had been reconsolidated at the beginning of the respective periods presented. The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined entities had the combination occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Year Ended December 31,
	Unaudited
	2005	2004
	(In thousands)
Revenues	$3,364,391	$3,290,725
Operating Income (Loss) (1)	$(190,491)	$262,698
Net Income (Loss) (2)	$(64,794)	$160,756
Diluted Earnings Per Share	($0.89)	$2.35

(1)	Included in Operating Income (Loss) for the years ended December 31, 2005 and 2004 are approximately $491 million and $11 million, respectively, of expenses related to B&W’s asbestos and certain other liability claims, and various expenses associated with the Chapter 11 proceedings.

(2)	Included in Net Income (Loss) for the years ended December 31, 2005 and 2004 are approximately $314 million and $19 million, (net of tax), respectively, of expenses related to asbestos and certain other liability claims, and various expenses associated with the Chapter 11 proceedings.
On February 23, 2006, JRM cancelled its $25 million letter of credit facility entered into on August 25, 2004.

     Effective March 31, 2006, benefit accruals under all of the domestic qualified pension plans other than the JRM qualified pension plan will cease for salaried employees hired on or after April 1, 2001. Any pension benefits earned to that date, increased annually in line with the consumer price index, up to 8%, during each year the participants remain employed by us, continue to be payable pursuant to the plans upon retirement, but no future benefits will accrue. All affected salaried employees participating in these plans as of March 31, 2006 will be fully vested at that time. We will provide future retirement benefits to affected employees by making additional contributions to our thrift plan.
     JRM has entered negotiations to terminate its interests in its Mexican joint venture and subsidiary. This is part of JRM’s strategic plan regarding its operations in the Mexican markets. While JRM plans on terminating its existing relationships in Mexico in an orderly manner, JRM’s intent is to remain active and to compete in this market. In addition, JRM has approximately $16 million in currency translation losses associated with this joint venture in accumulated other comprehensive loss at December 31, 2005. This amount will be included as part of any gain or loss associated with the termination of these Mexican interests.
Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     For the years ended December 31, 2005, 2004 and 2003, we had no disagreements with PricewaterhouseCoopers LLP on any accounting or financial disclosure issues.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
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
     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
     As described herein, and as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, the Company did not maintain effective controls over account reconciliations and access to application programs and data. Specifically, account reconciliations in the Marine Construction Services segment in the Eastern Hemisphere related to cash and cash equivalents, accounts payable and other accounts were not being properly completed. This control deficiency did not result in a significant adjustment to the 2004 interim or annual consolidated financial statements; however, management determined that this control deficiency constituted a material weakness.
     Further, as of December 31, 2004, the Company identified control deficiencies at its business units with respect to access to financial application programs and data. Such deficiencies include a lack of compliance with the Company’s internal access security policies and segregation of duties requirements and a lack of independent monitoring of the activities of technical information technology staff and some users with financial accounting and reporting responsibilities that also have unrestricted access to financial application programs and data. These control deficiencies did not result in an adjustment to the 2004 interim or annual consolidated financial statements; however, management determined that these control deficiencies constituted a material weakness in the Company’s internal control over financial reporting.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, until these material weaknesses are corrected, they could result in a misstatement in a number of the Company’s financial statement accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

     Throughout fiscal 2005, numerous enhancements have been made to our controls over financial reporting. With regard to our account reconciliations, the following steps have been taken and/or events have occurred:
•	hiring of a new controller for our Eastern Hemisphere operations in JRM and increased staffing levels in JRM’s accounting functions;

•	preparation of period-end account reconciliations and account analyses; and

•	implementation of new policies and procedures to improve the timeliness and quality of period-end reconciliations and analyses.
     With regard to access to our financial applications and data, the following steps have been taken:
•	engagement of an independent third party to provide additional guidance and expertise;

•	implementation of tracking tools to monitor privileged user accounts with access to critical data;

•	implementation of new workflow and process automation procedures in certain of our general ledger applications to enforce segregation of duties; and

•	revision of certain information technology policies and procedures for application account administration and application security.
     During the quarter ended December 31, 2005, we completed our testing of the design and operating effectiveness of the remediated controls and concluded that the above-referenced material weaknesses in internal control over financial reporting have been remediated as of December 31, 2005. Other than the remediation of the material weaknesses discussed above, there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART I I I
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors” and “Executive Officers” in the Proxy Statement for our 2006 Annual Meeting of Stockholders.
Item 11. EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference to the material appearing under the heading “Compensation of Executive Officers” in the Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated by reference to (1) the final table appearing in Item 5 – “Market for the Registrant’s Common Equity and Related Stockholder Matters” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2006 Annual Meeting of Stockholders.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information in Note 11 to our consolidated financial statements included in this report is incorporated by reference.

Item 14.	INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Retention of Independent Registered Public Accounting Firm for Fiscal Year 2006” in the Proxy Statement for our 2006 Annual Meeting of Stockholders.
PART I V

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this Annual Report or incorporated by reference:

1. CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003
2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedules II and V are filed with this report. All other schedules, except for Schedule I, which will be filed on Form 10-K/A, for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

3. EXHIBITS

Exhibit Number	Description
3.1	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-08430)).

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Rights Agreement dated as of October 17, 2001 between McDermott International, Inc. and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 17, 2001 (File No. 1-08430)).

4.2	Indenture dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors party thereto and The Bank of New York, as trustee (the “JRM Indenture”) (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

Exhibit Number	Description
4.3	Form of Mortgage related to the JRM Indenture (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

4.4	Pledge Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., its subsidiaries party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.7 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

4.5	Registration Rights Agreement dated December 9, 2003 among J. Ray McDermott, S.A., the guarantors named therein and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.12 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003 (File No. 1-08430)).

4.6	Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Credit Lyonnais New York Branch, as administrative agent, and Credit Lyonnais Securities, as lead arranger and sole bookrunner (incorporated by reference to Exhibit 4.8 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

4.7	First Amendment, dated as of March 18, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed March 24, 2005 (File No. 1-08430)).

4.8	Second Amendment, dated as of November 7, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-08430)).
We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission on request.

10.1*	McDermott International, Inc.’s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.2*	Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1990 (File No. 1-08430)).

Exhibit Number	Description
10.3*	McDermott International, Inc.’s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.4*	McDermott International, Inc.’s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1988 (File No. 1-08430)).

10.5*	McDermott International, Inc.’s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.6*	McDermott International, Inc.’s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.7*	McDermott International, Inc.’s 1992 Directors Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.8*	McDermott International, Inc.’s Restated 1996 Officer Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.9*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.10*	McDermott International, Inc.’s 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 1, 2002, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.11*	McDermott International, Inc. Supplemental Executive Retirement Plan, (Amended and Restated Effective December 1, 1999) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated December 31, 2004 (File No. 1-08430))

10.12*	McDermott International, Inc. Supplemental Executive Retirement Plan, Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated December 31, 2004 (File No. 1-08430)).

10.13*	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott international, Inc. and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.1 to McDermott international, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File no. 1-08430)).

Exhibit Number	Description
10.14*	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Francis S. Kalman (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.15*	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and John T. Nesser (incorporated by reference to Exhibit 10.3 to McDermott international, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.16*	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Robert A. Deason (incorporated by reference to Exhibit 10.4 to McDermott international, Inc.’s Quarterly Report on form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.17*	Change In Control Agreement dated June 30, 2004 between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.18*	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.20 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8430)).

10.19*	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Robert A. Deason (incorporated by reference to Exhibit 10.21 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8430)).

10.20*	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Francis S. Kalman (incorporated by reference to Exhibit 10.22 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8430)).

10.21*	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and John T. Nesser, III (incorporated by reference to Exhibit 10.23 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8430)).

10.22*	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Louis J. Sannino (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 1-8430)).

10.23*	McDermott International Inc. Executive Compensation Incentive Plan 2005 Performance Goals (incorporated by reference to McDermott International, Inc.’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-08430)).

10.24*	Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.25*	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

Exhibit Number	Description
10.26*	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.27*	Form of 2001 LTIP Restricted Stock Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.28*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.29*	Performance Guarantee Issuance Facility between J. Ray McDermott Middle East, Inc., as applicant, and J. Ray McDermott, S.A., as guarantor, dated December 22, 2005 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed December 28, 2005 (File No. 1-08430)).

10.30*	Non-Debtor Affiliate Settlement Agreement dated February 21, 2006, by and among McDermott International, Inc., McDermott Incorporated, Babcock & Wilcox Investment Company, The Babcock & Wilcox Company, Diamond Power International, Inc., Americon, Inc., Babcock & Wilcox Construction Co., Inc., the Asbestos Claimants Committee in the Chapter 11 proceedings, the Legal Representative for Future Asbestos-Related Claimants in the Chapter 11 proceedings, and the Asbestos PI Trust (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed February 23, 2006 (File No. 1-08430)).

10.31*	Promissory Note issued by The Babcock & Wilcox Company dated February 22, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed February 23, 2006 (File No. 1-08430)).

10.32*	Pledge and Security Agreement dated as of February 22, 2006, by and among Babcock & Wilcox Investment Company, The Babcock & Wilcox Company Asbestos PI Trust and U.S. Bank, N.A. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed February 23, 2006 (File No. 1-08430)).

10.33*	Credit Agreement dated as of February 22, 2006, by and among The Babcock & Wilcox Company, certain lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, National Association, Wachovia Bank, National Association and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed February 23, 2006 (File No. 1-08430)).

10.34*	Pledge and Security Agreement by The Babcock & Wilcox Company and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of February 22, 2006 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed

Exhibit Number	Description
February 23, 2006 (File No. 1-08430)).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.
/s/ Bruce W. Wilkinson

March 1, 2006	By:	Bruce W. Wilkinson
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title
/s/ Bruce W. Wilkinson Bruce W. Wilkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Francis S. Kalman Francis S. Kalman	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)
/s/ Michael S. Taff Michael S. Taff	Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)
/s/ Roger A. Brown Roger A. Brown	Director
/s/ Ronald C. Cambre Ronald C. Cambre	Director
/s/ Bruce DeMars Bruce DeMars	Director
/s/ Joe B. Foster Joe B. Foster	Director
/s/ Robert W. Goldman Robert W. Goldman	Director
/s/ Robert L. Howard Robert L. Howard	Director
/s/ Oliver D. Kingsley, Jr. Oliver D. Kingsley, Jr.	Director
/s/ D. Bradley McWilliams D. Bradley McWilliams	Director
/s/ Thomas C. Schievelbein Thomas C. Schievelbein	Director
March 1, 2006

Schedule II
McDERMOTT INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expense(2)	Accounts	Deductions(3)	of Period
			(In thousands)
Estimated Drydock Liability (1):

Year Ended December 31, 2005	$27,680	$14,348	$—	$(15,244)	$26,784

Year Ended December 31, 2004	$35,116	$9,075	$—	$(16,511)	$27,680

Year Ended December 31, 2003	$31,874	$11,673	$—	$(8,431)	$35,116

Valuation Allowance for Deferred Tax Assets (4):

Year Ended December 31, 2005	$(188,271)	$67,249	$(5,591)	$—	$(126,613)

Year Ended December 31, 2004	$(199,281)	$2,785	$8,225	$—	$(188,271)

Year Ended December 31. 2003	$(214,827)	$(31,521)	$47,067	$—	$(199,281)

(1)	Estimated drydock liability is reported within accrued liabilities-other and other liabilities on the balance sheet.

(2)	Net of reductions and other adjustments, all of which are charged to costs and expenses.

(3)	Cash payment of drydock costs.

(4)	Amounts charged to other accounts included in other comprehensive income (minimum pension liability).
Schedule V
McDERMOTT INTERNATIONAL, INC.
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
(In thousands)
Consolidated Property-Casualty Entities

	Reserves for			Claims and Claim
	Unpaid Claims			Adjustment Expenses Incurred		Paid Claims
	And Claim		Net	Related to		and Claim
	Adjustment	Earned	Investment	Current	Prior	Adjustment	Premiums
	Expenses	Premiums	Income	Year	Year	Expenses	Written
For the Year Ended:
December 31, 2005	$58,332	$7,122	$5,332	$6,342	$5,066	$11,830	$7,122
December 31, 2004	$58,753	$3,567	$2,407	$6,696	$(7,953)	$13,322	$3,567
December 31, 2003	$73,333	$20,183	$2,447	$19,651	$(9,577)	$16,096	$20,183

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Description	Pages
3.1	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-08430)).

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Rights Agreement dated as of October 17, 2001 between McDermott International, Inc. and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 17, 2001 (File No. 1-08430)).

4.2	Indenture dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors party thereto and The Bank of New York, as trustee (the “JRM Indenture”) (incorporated by reference to Exhibit 4.5 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (file No. 1-08430)).

4.3	Form of Mortgage related to the JRM Indenture (incorporated by reference to Exhibit 4.6 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (file No. 1-08430)).

4.4	Pledge Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., its subsidiaries party thereto and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.7 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (file No. 1-08430)).

4.5	Registration Rights Agreement dated as of December 9, 2003 among J. Ray McDermott, S.A., the guarantors named therein and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.12 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 (File No. 1-08430)).

4.6	Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Credit Lyonnais New York Branch, as administrative agent, and Credit Lyonnais Securities, as lead arranger and sole bookrunner) (incorporated by reference to Exhibit 4.8 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (file No. 1-08430)).

4.7	First Amendment, dated as of March 18, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8 K filed March 24, 2005 (File No. 1-08430)).

Sequentially
Exhibit		Numbered
Number	Description	Pages
4.8	Second Amendment, dated as of November 7, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc. as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-08430)).

10.1	McDermott International, Inc.’s Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.2	Trust for Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1990 (File No. 1-08430)).

10.3	McDermott International, Inc.’s 1994 Variable Supplemental Compensation Plan (incorporated by reference to Exhibit A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on August 9, 1994, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.4	McDermott International, Inc.’s 1987 Long-Term Performance Incentive Compensation Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1988 (File No. 1-08430)).

10.5	McDermott International, Inc.’s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.6	McDermott International, Inc.’s 1992 Officer Stock Incentive Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.7	McDermott International, Inc.’s 1992 Directors Stock Program (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1992 (File No. 1-08430)).

10.8	McDermott International, Inc.’s Restated 1996 Officer Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.9	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.10	McDermott International, Inc.’s 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 1, 2002, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.11	McDermott International, Inc. Supplemental Executive Retirement Plan, Amended and Restated Effective December 1, 1999 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated December 31, 2004 (File No. 1-08430)).

10.12	McDermott International, Inc. Supplemental Executive Retirement Plan, Effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated December 31, 2004 (File No. 1-08430)).

Sequentially
Exhibit		Numbered
Number	Description	Pages
10.13	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.14	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Francis S. Kalman (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.15	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and John T. Nesser (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.16	Key Executive Retention Program award agreement dated May 14, 2004 between McDermott International, Inc. and Robert A. Deason (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.17	Change In Control Agreement Dated June 30, 2004 between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-08430)).

10.18	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.20 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-08430)).

10.19	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Robert A. Deason (incorporated by reference to Exhibit 10.21 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-08430)).

10.20	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Francis S. Kalman (incorporated by reference to Exhibit 10.22 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-08430)).

10.21	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and John T. Nesser, III (incorporated by reference to Exhibit 10.23 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-08430)).

10.22	Change In Control Agreement dated March 30, 2005 between McDermott International, Inc. and Louis J. Sannino (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-08430)).

10.23	McDermott International Inc. Executive Compensation Incentive Plan 2005 Performance Goals (incorporated by reference to McDermott International, Inc.’s Current Report on Form 8-K dated February 28, 2005 (File No. 1-08430)).

10.24	Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.25	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.26	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.27	Form of 2001 LTIP Restricted Stock Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

Sequentially
Exhibit		Numbered
Number	Description	Pages
10.28	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.29	Performance Guarantee Issuance Facility between J. Ray McDermott Middle East, Inc., as applicant, and J. Ray McDermott, S.A., as guarantor, dated December 22, 2005 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed December 28, 2005 (File No. 1-08430)).

10.30*	Non-Debtor Affiliate Settlement Agreement dated February 21, 2006, by and among McDermott International, Inc., McDermott Incorporated, Babcock & Wilcox Investment Company, The Babcock & Wilcox Company, Diamond Power International, Inc., Americon, Inc., Babcock & Wilcox Construction Co., Inc., the Asbestos Claimants Committee in the Chapter 11 proceedings, the Legal Representative for Future Asbestos-Related Claimants in the Chapter 11 proceedings, and the Asbestos PI Trust (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed February 23, 2006 (File No. 1-08430)).

10.31*	Promissory Note issued by The Babcock & Wilcox Company dated February 22, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed February 23, 2006 (File No. 1-08430)).

10.32*	Pledge and Security Agreement dated as of February 22, 2006, by and among Babcock & Wilcox Investment Company, The Babcock & Wilcox Company Asbestos PI Trust and U.S. Bank, N.A. (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed February 23, 2006 (File No. 1-08430)).

10.33*	Credit Agreement dated as of February 22, 2006, by and among The Babcock & Wilcox Company, certain lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, National Association, Wachovia Bank, National Association and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed February 23, 2006 (File No. 1-08430)).

10.34*	Pledge and Security Agreement by The Babcock & Wilcox Company and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of February 22, 2006 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K filed February 23, 2006 (File No. 1-08430)).

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.