Form 10-K/A
period 2005-12-31
MCDERMOTT INTERNATIONAL INC
filed 2006-03-31
CIK 708819

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

        Registrant's Telephone Number, Including Area Code (281) 870-5000

       Securities Registered Pursuant to Section 12(b) of the Act: ______

                                                          Name of each Exchange
         Title of each class                               on which registered
         -------------------                             -----------------------
Common Stock, $1.00 par value                            New York Stock Exchange

Rights to Purchase Preferred Stock                       New York Stock Exchange
(Currently Traded with Common Stock)

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [X] No [ ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2005) was approximately $1,444,933,119.

     The number of shares of the registrant's common stock outstanding at January 31, 2006 was 72,042,835.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant's 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                          McDERMOTT INTERNATIONAL, INC.

               INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                       3

Financial Statement Schedule Covered by Reports of Independent Registered
   Public Accounting Firm:

   I    Condensed Financial Information of Registrant                         4

All schedules other than the above have been omitted because they are not required or the information is included in the previously filed Form
   10-K on March 1, 2006.

Signature of Registrant                                                      11
Consent of Independent Registered
Public Accounting Firm

Supplementary Financial Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
McDermott International, Inc.

Our audits of the consolidated financial statements and financial statement schedules, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report (which includes an emphasis of matter paragraph referring to Notes 1, 20 and 22 of the consolidated financial statements which discusses The Babcock & Wilcox Company's voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code as well as the confirmation of its joint plan of reorganization and settlement agreement and its emergence from Chapter 11 on February 22, 2006) dated February 28, 2006 appearing in the Annual Report on Form 10-K of McDermott International, Inc. for the year ended December 31, 2005 also included an audit of the financial statement schedule listed in the accompanying index of this Form 10K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2006

                                                                      Schedule I

                          MCDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               DECEMBER 31,
                                                           -------------------
                                                             2005       2004
                                                           --------   --------
                                                              (IN THOUSANDS)
Current Assets:
   Cash and cash equivalents                               $    100   $  5,107
   Short-term investments                                     4,642         --
   Accounts receivable - trade, net                              --         52
   Accounts receivable - other                                   56     39,008
   Accounts receivable from subsidiaries                     44,226     40,357
   Accounts receivable from The Babcock & Wilcox Company      4,072      1,038
   Other currents assets                                        475        682
                                                           --------   --------
      Total Current Assets                                   53,571     86,244
                                                           --------   --------
Investments in Subsidiaries and
   Other Investees, at Equity                               363,143    327,212
                                                           --------   --------
Notes Receivable from Subsidiaries                           28,050         50
                                                           --------   --------
Property, Plant and Equipment, at Cost:
   Buildings                                                      5          5
   Machinery and equipment                                       61         61
                                                           --------   --------
                                                                 66         66
   Less accumulated depreciation                                 63         62
                                                           --------   --------
      Net Property, Plant and Equipment                           3          4
                                                           --------   --------
Investments in Debt Securities                               32,953     29,952
                                                           --------   --------
Accounts Receivable from The Babcock & Wilcox Company         2,793      2,793
                                                           --------   --------
Other Assets                                                  1,085      1,049
                                                           --------   --------
      TOTAL                                                $481,598   $447,304
                                                           ========   ========

See accompanying notes to condensed financial information.

                                                                       Continued

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2005          2004
                                                      ----------   -----------
                                                           (IN THOUSANDS)
Current Liabilities:
   Accounts payable                                   $      205   $       113
   Accounts payable to The Babcock & Wilcox Company        7,571         7,739
   Accrued liabilities - other                             2,940        12,623
   Income taxes                                            1,360         3,059
                                                      ----------   -----------
      Total Current Liabilities                           12,076        23,534
                                                      ----------   -----------
Notes Payable to Subsidiaries                             61,761        63,411
                                                      ----------   -----------
Accounts Payable to Subsidiaries                         190,802       254,574
                                                      ----------   -----------
Accrued Cost of The Babcock & Wilcox Company
   Bankruptcy Settlement                                   5,566         5,136
                                                      ----------   -----------
Negative Investments in Subsidiaries, at Equity,
   net of Subordinated Note to Subsidiary                294,614       357,899
                                                      ----------   -----------
Other Liabilities                                             77         4,193
                                                      ----------   -----------
Commitments and Contingencies.

Stockholders' Deficit:
   Common stock                                           73,858        69,561
   Capital in excess of par value                      1,183,123     1,122,055
   Accumulated deficit                                  (862,931)   (1,060,908)
   Treasury stock                                        (56,496)      (64,625)
   Accumulated other comprehensive loss                 (420,852)     (327,526)
                                                      ----------   -----------
      Total Stockholders' Deficit                        (83,298)     (261,443)
                                                      ----------   -----------
      TOTAL                                           $  481,598   $   447,304
                                                      ==========   ===========

                                                                      Schedule I

                          MCDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                      CONDENSED STATEMENTS OF INCOME (LOSS)

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2005       2004        2003
                                                      --------   --------   ---------
                                                               (IN THOUSANDS)
Costs and Expenses:
   Cost of operations                                 $ (8,818)  $  1,743   $     688
   Gain on settlement of pension plan                   (1,390)   (27,722)         --
   Selling, general and administrative expenses         18,476     12,608      15,021
                                                      --------   --------   ---------
                                                         8,268    (13,371)     15,709
                                                      --------   --------   ---------
Operating Income (Loss) before Equity in
   Income (Loss) of Investees                           (8,268)    13,371     (15,709)
                                                      --------   --------   ---------
Equity in Income (Loss) of Subsidiaries
   and Other Investees                                 206,252     50,874     (83,983)
                                                      --------   --------   ---------
   Operating Income (Loss)                             197,984     64,245     (99,692)
                                                      --------   --------   ---------
Other Income (Expense):
   Interest income                                       1,332        510         905
   Interest expense                                     (3,608)    (1,761)     (1,671)
   Estimated gain (loss) on The Babcock & Wilcox
      Company bankruptcy settlement                       (430)      (678)        138
   Other - net                                           1,000       (654)       (368)
                                                      --------   --------   ---------
                                                        (1,706)    (2,583)       (996)
                                                      --------   --------   ---------
Income (Loss) from Continuing Operations
   Before Provision for (Benefit from) Income Taxes
   and Cumulative Effect of Accounting Change          196,278     61,662    (100,688)

Provision for (Benefit from) Income Taxes               (1,699)        23       1,470
                                                      --------   --------   ---------
Income (Loss) from Continuing Operations before
   Cumulative Effect of Accounting Change              197,977     61,639    (102,158)

Income from Discontinued Operations                         --         --       3,219
                                                      --------   --------   ---------
Income (Loss) before Cumulative Effect of
   Accounting Change                                   197,977     61,639     (98,939)

Cumulative Effect of Accounting Change                      --         --       3,710
                                                      --------   --------   ---------
Net Income (Loss)                                     $197,977   $ 61,639   $ (95,229)
                                                      ========   ========   =========

See accompanying notes to condensed financial information.

                                                                      Schedule I

                          MCDERMOTT INTERNATIONAL, INC
                              (PARENT COMPANY ONLY)
               CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------
                                                      2005       2004      2003
                                                    --------   -------   --------
                                                            (IN THOUSANDS)
Net Income (Loss)                                   $197,977   $61,639   $(95,229)
                                                    --------   -------   --------
Other Comprehensive Income (Loss):
   Equity in other comprehensive income (loss) of
      subsidiaries and other investees               (93,454)   24,276    134,758
   Minimum pension liability adjustments                  13        17         22
   Unrealized gains on investments:
      Reclassification adjustment for gains
         included in net income                          115       (24)      (149)
                                                    --------   -------   --------
Other Comprehensive Income (Loss)                    (93,326)   24,269    134,631
                                                    --------   -------   --------
Comprehensive Income (Loss)                         $104,651   $85,908   $ 39,402
                                                    ========   =======   ========

See accompanying notes to condensed financial information.

                                                                      Schedule I

                          MCDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                             2005       2004       2003
                                                          ---------   --------   --------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                         $ 197,977   $ 61,639   $(95,229)
                                                          ---------   --------   --------
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
      Depreciation and amortization                           1,047      3,063      2,777
      Cumulative effect of accounting change                     --         --     (3,710)
      Equity in income or loss of subsidiaries
         and other investees, less dividends               (206,002)   (45,174)    83,983
      Estimated (gain) loss on The Babcock & Wilcox
         Company bankruptcy settlement                          430        678       (138)
      Other                                                   3,985      9,929      6,090
      Changes in assets and liabilities:
         Accounts and notes receivable                       32,101    (71,565)    (3,176)
         Prepaid pensions                                        --     17,925         --
         Accounts payable                                   (63,848)    30,072     55,057
         Notes payable to subsidiaries                       (1,650)    (3,490)    43,681
         Income taxes                                        (1,699)        --      1,400
         Other, net                                            (403)    (1,729)    (2,746)
                                                          ---------   --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (38,062)     1,348     87,989
                                                          ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities                 (207,132)   (88,673)   (87,657)
Maturities of available-for-sale securities                 205,224     85,335     85,306
Sales of available-for-sale securities                           --      3,730      2,483
Increase in loans to subsidiaries                           (28,000)        --    (90,000)
Other                                                          (857)        (2)      (556)
                                                          ---------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (30,765)       390    (90,424)
                                                          ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                  $  60,951   $  2,800   $     --
Other                                                         2,869       (118)     2,959
                                                          ---------   --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    63,820      2,682      2,959
                                                          ---------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (5,007)     4,420        524
                                                          ---------   --------   --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              5,107        687        163
                                                          ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     100   $  5,107   $    687
                                                          =========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest, including intercompany
      interest (net of amount capitalized)                $   3,666   $  1,755   $  1,701
   Income taxes, net of refunds                           $      --   $     23   $     70
                                                          =========   ========   ========

See accompanying notes to condensed financial information.

                                                                      Schedule I

                          MCDERMOTT INTERNATIONAL, INC.
                              (PARENT COMPANY ONLY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                DECEMBER 31, 2005

NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and cash flows of McDermott International, Inc. (Parent Company Only). Investments in subsidiaries and other investees are stated under the equity basis of accounting which is at cost plus equity in undistributed earnings from date of acquisition. These Parent Company Only financial statements should be read in conjunction with McDermott International, Inc.'s consolidated financial statements filed in the Annual Report on Form 10K.

NOTE 2 - CONTINGENCIES

     As of December 31, 2005, McDermott International, Inc. ("MII") had one outstanding performance guarantee for a contract executed by The Babcock & Wilcox Company ("B&W"). The guarantee has a cap of $3.2 million, which has expired. Additionally, MII had outstanding performance guarantees for one contract executed by Volund, a subsidiary of B&W. This guarantee will expire on December 31, 2007, and has an aggregate cap of $0.8 million. These projects have all been completed, and MII has never had to satisfy a performance guaranty for Volund or B&W. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of December 31, 2005, B&W had sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII, and such liabilities are not covered by insurance, MII would be liable.

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

     One of B&W's Canadian subsidiaries has received notice of a possible warranty claim on one of its projects. This project included a limited term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W's subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W's subsidiary may incur warranty costs in excess of amounts provided for as of December 31, 2005. It is also possible that a claim could be initiated by the B&W subsidiary's customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W's subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from B&W's subsidiary, we believe that B&W's subsidiary has adequate liquidity to satisfy its obligations. However, if claims are made by the surety against B&W's subsidiary, and B&W's subsidiary is unable to satisfy its obligations, MII could ultimately have to satisfy any claims. This surety bond is not included in our disclosures above as the project is deemed complete and in the warranty phase. In addition, BWICO has provided a parent company guarantee to the customer of the B&W subsidiary for contract performance associated with this project.

NOTE 3 - DIVIDENDS RECEIVED

     McDermott International, Inc. received dividends from its consolidated subsidiaries of $0.3 million, $5.7 million and $98.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

                           SIGNATURE OF THE REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        McDERMOTT INTERNATONAL, INC.


                                        s/ Francis S. Kalman
                                        ----------------------------------------
                                        By: Francis S. Kalman
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Duly Authorized Representative)


                                        s/ Michael S. Taff
                                        ----------------------------------------
                                        By: Michael S. Taff
                                            Vice President and
                                            Chief Accounting Officer
                                            (Principal Accounting Officer and
                                            Duly Authorized Representative)

March 31, 2006

                                  EXHIBIT INDEX

Exhibit
 Number
-------
  23.1    Consent of Independent Registered Public Accounting Firm

   99     Supplementary Financial Information on Panamanian Securities
          Regulations