Form 10-Q
period 2006-03-31
MCDERMOTT INTERNATIONAL INC
filed 2006-05-03
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-08430
McDERMOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

REPUBLIC OF PANAMA	72-0593134

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

777 N. ELDRIDGE PKWY
HOUSTON, TEXAS	77079

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (281) 870-5901
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding at April 28, 2006 was 72,793,939.

McDERMOTT INTERNATIONAL, INC.
INDEX — FORM 10-Q

PART I
McDERMOTT INTERNATIONAL, INC.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$232,431	$19,263
Restricted cash and cash equivalents (Note 11)	141,300	152,086
Investments	455,222	384,202
Accounts receivable — trade, net	466,733	232,236
Accounts receivable from The Babcock & Wilcox Company (Note 10)	—	3,778
Accounts and notes receivable — unconsolidated affiliates	47,279	52,867
Accounts and notes receivable — other	48,091	32,982
Contracts in progress	191,203	73,732
Inventories (Note 1)	65,365	319
Deferred income taxes	76,295	32,131
Assets held for sale (Note 2)	11,201	10,886

Other current assets	29,098	8,147

Total Current Assets	1,764,218	1,002,629

Restricted Cash and Cash Equivalents	—	2,886

Property, Plant and Equipment	1,426,267	1,097,427
Less accumulated depreciation	981,357	779,694

Net Property, Plant and Equipment	444,910	317,733

Investments	126,919	116,304

Goodwill	88,236	12,926

Deferred Income Taxes	462,962	93,880

Other Assets	273,215	121,928

TOTAL	$3,160,460	$1,668,286

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$12,007	$4,250
Accounts payable	280,698	110,970
Accounts payable to The Babcock & Wilcox Company (Note 10)	—	11,429
Accrued employee benefits	112,663	81,196
Accrued liabilities — other	225,764	132,932
Accrued contract cost	68,093	56,566
Advance billings on contracts	753,807	314,467
Liabilities held for sale (Note 2)	8,385	7,182
U.S. and foreign income taxes payable	25,764	49,696

Total Current Liabilities	1,487,181	768,688

Long-Term Debt	210,285	207,861

Accumulated Postretirement Benefit Obligation	80,488	25,519

Self-Insurance	81,145	60,989

Pension Liability	512,630	311,319

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	660,308	117,990

Deferred Babcock & Wilcox Company Pension Plan Spin-Off	—	150,136

Other Liabilities	78,215	109,082

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit):
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 74,565,433 at March 31, 2006 and 73,857,922 at December 31, 2005	74,565	73,858
Capital in excess of par value	1,208,983	1,183,123
Accumulated deficit	(801,783)	(862,931)
Treasury stock at cost, 2,076,549 shares at March 31, 2006 and 2,055,096 at December 31, 2005	(59,958)	(56,496)
Accumulated other comprehensive loss	(371,599)	(420,852)

Total Stockholders’ Equity (Deficit)	50,208	(83,298)

TOTAL	$3,160,460	$1,668,286

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$644,907	$435,959

Costs and Expenses:
Cost of operations	502,926	361,424
(Gain) Loss on asset disposals and impairments – net	16,006	(2,296)
Selling, general and administrative expenses	66,994	47,089

	585,926	406,217

Equity in Income of Investees	7,547	9,871

Operating Income	66,528	39,613

Other Income (Expense):
Interest income	7,535	2,909
Interest expense	(10,303)	(9,696)
IRS interest expense adjustment	13,210	—
Other income (expense)-net	(1,561)	3,226

	8,881	(3,561)

Income from Continuing Operations before Provision for Income Taxes	75,409	36,052

Provision for Income Taxes	20,394	14,486

Income from Continuing Operations	55,015	21,566

Income (Loss) from Discontinued Operations	(892)	870

Net Income	$54,123	$22,436

Earnings (Loss) per Common Share:
Basic:
Income from Continuing Operations	$0.77	$0.33
Income (Loss) from Discontinued Operations	$(0.01)	$0.01
Net Income	$0.76	$0.34
Diluted:
Income from Continuing Operations	$0.73	$0.31
Income (Loss) from Discontinued Operations	$(0.01)	$0.01
Net Income	$0.72	$0.32

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)
Net Income	$54,123	$22,436

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(178)	(214)
Reclassification adjustment for impairment of investment	16,448	—
Reconsolidation of The Babcock & Wilcox Company	15,833	—
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	1,747	(2,974)
Reclassification adjustment for gains (losses) included in net income	(86)	1,792
Reconsolidation of The Babcock & Wilcox Company	(269)	—
Minimum pension liability adjustment attributable to the reconsolidation of The Babcock & Wilcox Company	15,578	—
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	180	(66)

Other Comprehensive Income (Loss)	49,253	(1,462)

Comprehensive Income	$103,376	$20,974

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$54,123	$22,436

Depreciation and amortization	11,694	10,519
Income of investees, less dividends	(1,399)	(4,612)
(Gain) loss on asset disposals and impairments — net	16,006	(2,296)
Provision for deferred taxes	70,022	257
Estimated loss on The Babcock & Wilcox Company bankruptcy settlement	—	(468)
Excess tax benefits from stock options exercised	(4,918)	—
Other	13,526	3,367
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	141,523	18,029
Income taxes receivable	(55,857)	—
Net contracts in progress and advance billings	7,005	40,719
Accounts payable	(46,901)	19,590
Income taxes	6,463	(1,455)
Accrued and other current liabilities	1,012	(9,689)
Accrued employee benefits	(25,264)	(26,478)
Pension liability	6,787	4,148
Other, net	(52,985)	(1,980)

NET CASH PROVIDED BY OPERATING ACTIVITIES	140,837	72,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	13,672	9,640
Purchases of property, plant and equipment	(29,037)	(17,704)
Purchases of available-for-sale securities	(5,131,607)	(69,960)
Sales of available-for-sale securities	68,088	—
Maturities of available-for-sale securities	4,984,734	62,797
Proceeds from asset disposals	874	6,106
Cash acquired from the reconsolidation of The Babcock & Wilcox Company	164,200	—
Other	(1,732)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	69,192	(9,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	592	—
Payment of long-term debt	(4,323)	(1,500)
Issuance of common stock	9,347	1,935
Payment of debt issuance costs	(16)	926
Excess tax benefits from stock options exercised	4,918	—
Other	(7,519)	727

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,999	2,088

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	140	(44)

NET INCREASE IN CASH AND CASH EQUIVALENTS	213,168	65,010

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,263	259,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$232,431	$324,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$5,225	$2,991
Income taxes — net	$6,937	$17,959

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures consistent with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform with the presentation at and for the three-month period ended March 31, 2006. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
     McDermott International, Inc., a Panamanian corporation (“MII”), is the parent company of the McDermott group of companies, which includes:
•	J. Ray McDermott, S.A., a Panamanian subsidiary of MII (“JRM”), and its consolidated subsidiaries;

•	McDermott Incorporated, a Delaware subsidiary of MII (“MI”), and its consolidated subsidiaries;

•	Babcock & Wilcox Investment Company, a Delaware subsidiary of MI (“BWICO”);

•	BWX Technologies, Inc., a Delaware subsidiary of BWICO (“BWXT”), and its consolidated subsidiaries; and

•	The Babcock & Wilcox Company, a Delaware subsidiary of BWICO (“B&W”), and its consolidated subsidiaries.
     We operate in three business segments:
•	Marine Construction Services includes the results of operations of JRM and its subsidiaries, which supply services to offshore oil and gas field developments worldwide. This segment’s principal activities include the front-end and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems. This segment operates in most major offshore oil and gas producing regions throughout the world, including the U.S. Gulf of Mexico, Mexico, the Middle East, India, the Caspian Sea and Asia Pacific.

•	Government Operations includes the results of operations of BWXT and its subsidiaries. This segment supplies nuclear components to the U.S. Government and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”).

•	Power Generation Systems includes the results of operations of our Power Generation Group, which is conducted primarily through B&W and its subsidiaries. This segment provides a variety of services, equipment and systems to generate steam and electric power at energy facilities worldwide. See Note 10 for further information on B&W.
     In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

     Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.
     On February 22, 2000, B&W and certain of its subsidiaries (collectively, the “Debtors”) filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Debtors took this action as a means to determine and comprehensively resolve their asbestos liability. B&W’s operations had been subject to the jurisdiction of the Bankruptcy Court since February 22, 2000 and, as a result, our access to cash flows of B&W and its subsidiaries was restricted, until B&W exited Chapter 11 on February 22, 2006. See Note 10 for further information on B&W.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS No. 123R”), on a modified prospective application basis. SFAS No. 123R eliminates the alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to use Accounting Principles Board (“APB”) Opinion No. 25’s, “Accounting for Stock Issued to Employees” (“APB 25”), intrinsic value method of accounting, under which issuing stock options to employees generally did not result in recognition of compensation. Under the provisions of SFAS No. 123R and using the modified prospective application method, we recognize stock-based compensation based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards granted after December 31, 2005 and granted prior to, but not yet vested, as of December 31, 2005 on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. Under the modified prospective application, the results of prior periods are not restated.
     Prior to January 1, 2006, we accounted for our stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. Under APB 25, if the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense was recognized. If the measurement date is later than the date of grant, compensation expense was recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period.
     Under SFAS No. 123R, the fair value of equity-classified awards, such as restricted stock and employee stock options, is determined on the date of grant and is not remeasured. Grant date fair values are determined using either the closing price of our common stock on the date of grant or an option-pricing model. We use the Black-Scholes option-pricing model (“Black-Scholes”) for measuring the fair value of stock options granted. The determination of the fair value of a share-based payment award on the date of grant using an option-pricing model requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility. For liability-classified awards, such as cash-settled performance units, fair values are determined at grant date and are remeasured at the end of each reporting period through the date of settlement.
     SFAS No. 123R requires compensation expense to be recognized net of an estimate for forfeitures, such that compensation expense is only recorded for those awards expected to vest. We will review the estimate for forfeitures on a quarterly basis and record any adjustments deemed necessary for each reporting period. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
     Additionally, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits to be reported as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised. Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows.

     On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 to address certain issues related to SFAS No. 123R. SAB 107 provides guidance on transition methods, valuation methods, income tax effects and other share-based payment topics, and we applied this guidance in our adoption of SFAS No. 123R.
     On November 10, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides for an alternative transition method for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. We have elected to adopt this alternative transition method, otherwise known as the “simplified method,” in establishing our beginning APIC pool at January 1, 2006.
     See Note 4 for further discussion on stock-based compensation.
     Stock options granted to employees of B&W during the Chapter 11 filing were accounted for using the fair value method of SFAS No. 123 “Accounting for Stock-Based Compensation,” as B&W employees were not considered employees of MII for purposes of APB 25. In addition, for the three months ended March 31, 2005, our stock-based compensation cost included amounts related to stock options that required variable accounting.
Inventories
     We carry our inventories (principally in our Power Generation segment) at the lower of cost or market. We determine cost principally on the first-in-first-out basis except for certain materials inventories, for which we use the last-in first-out method. Inventories are summarized below:

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$44,455	$305
Work in Progress	9,112	14
Finished Goods	11,798	—

Total Inventories	$65,365	$319

Recent Pronouncements
     On February 3, 2006, the FASB issued FSP No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123R-4”). This FSP provides additional guidance for cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control and is effective as of the date of the initial adoption of SFAS No. 123R. We do not expect FSP 123R-4 to have a significant impact on our financial condition, results of operations or cash flow.
     There have been no material changes to the recent pronouncements as previously reported in our annual report on Form 10-K for the year ended December 31, 2005.
NOTE 2 – DISCONTINUED OPERATIONS
     As of March 31, 2006, we have reclassified our Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V. (“TNG”), a component of our Marine Construction Services segment, as an asset held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of long-Lived Assets.” Accordingly, we have reported the results of operations for TNG in discontinued operations. The condensed consolidated statement of income for the three months ended March 31, 2005 has been restated for consistency to reflect TNG as a discontinued operation. Condensed financial information for our operations reported in discontinued operations is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)
Revenues	$4,466	$3,156
Income (Loss) before Provision for income Taxes	$(802)	$1,080
     We have reported the assets and liabilities of TNG in our condensed consolidated balance sheets as held for sale, which are primarily comprised of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Net Property, Plant and Equipment	$9,111	$9,476
Other Current Assets	$2,090	$1,410
Accrued liabilities – other	$8,385	$7,182
     See Note 12 for further information.
NOTE 3 – EQUITY METHOD INVESTMENTS
     Effective January 1, 2006, we converted the accounting for our investment in Babcock & Wilcox Beijing Company, Ltd., a Chinese joint venture, from the cost method to the equity method. Pursuant to this conversion, we recorded an adjustment to retained earnings of $7.0 million and to cumulative translation adjustment of $0.2 million. For the three months ended March 31, 2006, we recognized $1.0 million of equity income related to this joint venture.
NOTE 4 – STOCK-BASED COMPENSATION
     At March 31, 2006, we have several stock-based employee compensation plans, as follows:
2001 Directors and Officers Long-Term Incentive Plan
     In May 2006, our shareholders approved the amended and restated 2001 Directors and Officers Long-Term Incentive Plan. Members of the Board of Directors, executive officers, key employees and consultants are eligible to participate in the plan. The Compensation Committee of the Board of Directors selects the participants for the plan. The plan provides for a number of forms of stock-based compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock units, performance shares and performance units, subject to satisfaction of specific performance goals. In addition to shares previously available under this stock plan that have not been awarded, or that were subject to awards that have been canceled, terminated, forfeited, expired, settled in cash, or exchanged for consideration not involving shares, up to 2,500,000 additional shares of our common stock were authorized for issuance through the plan in May 2006. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted, and expire not more than seven years after the date of the grant. Options granted prior to the amendment of this plan expire not more than ten years after the date of the grant.
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
     At March 31, 2006, we had a total of 582,677 shares of our common stock available for award under the 2001 Directors and Officers Long-Term Incentive Plan, the 1996 Officer Long-Term Incentive Plan and the 1997 Director Stock Program.
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
     Pursuant to the adoption of SFAS No. 123R, we recognized stock-based compensation expense of $1.1 million, net of estimated forfeitures of $0.05 million, related to employee stock options during the three months ended March 31, 2006. During the three months ended March 31, 2005, there was no stock-based compensation expense for employee stock options, other than for stock options subject to variable accounting. For stock options granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share, if we had applied the fair value recognition provisions of SFAS No. 123 to employee stock options, would have been as follows for the three months ended March 31, 2005 (unaudited; in thousands, except per share data):

Net income, as reported	$22,436

Add back: employee stock option compensation cost included in net income, net of related tax effects	1,027

Deduct: total employee stock option compensation cost determined under fair-value based method, net of related tax effects	(1,734)

Pro forma net income	$21,729

Earnings per share:
Basic, as reported	$0.34
Basic, pro forma	$0.33

Diluted, as reported	$0.32
Diluted, pro forma	$0.31

     For our other stock-based compensation awards, such as restricted stock and performance units, the adoption of SFAS No. 123R did not significantly change our accounting policies for the recognition of compensation expense, as we have recognized such expense in prior periods. Total compensation expense recognized for the three months ended March 31, 2006 and 2005 was as follows:

	Comp	Tax	Net
	Expense	Benefit	Impact
		(Unaudited)
		(In thousands)
	Quarter Ended March 31, 2006
Stock Options	$1,139	$(258)	$881
Repriced Stock Options	—	—	—
Restricted Stock	184	(39)	145
Performance Units	5,800	(1,499)	4,301

TOTAL	$7,123	$(1,796)	$5,327

	Quarter Ended March 31, 2005
Stock Options	$—	$—	$—
Repriced Stock Options	279	(59)	220
Restricted Stock	561	(179)	382
Performance Units	812	(209)	603

TOTAL	$1,652	$(447)	$1,205

     The impact on both basic and diluted earnings per share of stock-based compensation expense recognized for the three months ended March 31, 2006 and 2005 was $0.07 and $0.02 per share, respectively.
     As of March 31, 2006, total unrecognized estimated compensation expense related to nonvested awards was $5.4 million, net of estimated tax of $1.7 million. This total unrecognized estimated compensation expense consists of $5.1 million for stock options and $0.3 million for restricted stock, which are expected to be recognized over weighted average periods of 1.6 years and 0.8 years, respectively. Performance units are marked-to-market at the end of each quarter, so there was no unrecognized compensation expense as of March 31, 2006.
Stock Options
     The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rate	—	4.39%
Expected volatility	—	0.59
Expected life of the option in years	—	10.00
Expected dividend yield	—	0.0%
     The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility is based on historical implied volatility from publicly-traded options on our common stock, historical implied volatility of the price of our common stock and other factors. The expected life of the option is based on observed historical patterns. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant. This amount is zero because we have not paid dividends for several years, and do not expect to pay dividends in the foreseeable future.
     The following table summarizes activity for our stock options for the three months ended March 31, 2006 (share data in thousands):

			Weighted-
		Weighted-	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term	(in millions)

Outstanding, beginning of period	4,384	$11.89
Granted	—	—
Exercised	(678)	12.24
Cancelled/expired/forfeited	(12)	16.68

Outstanding, end of period	3,694	$11.80	6.4 Years	$155.2

Exercisable, end of period	2,486	$11.59	5.5 Years	$105.0

     The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the first quarter of 2006 and the exercise price of the options. This amount changes based on the fair market value of our common stock.
     The weighted average fair value of the stock options granted in the three months ended March 31, 2005 was $14.07. There were no stock options granted in the three months ended March 31, 2006. During the three months ended March 31, 2006, the total intrinsic value of stock options exercised was $27.0 million, and we recorded cash received in the three months ended March 31, 2006 from the exercise of these stock options totaling $8.6 million. The excess tax benefits related to the stock options exercised during the three months ended March 31, 2006 was $4.9 million. These excess tax benefits are classified as a decrease in operating cash flows and an increase in financing cash flows in the condensed consolidated statements of cash flows.
Restricted Stock
     Nonvested restricted stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested, beginning of period	709	$10.60
Granted	—	—
Vested	(177)	14.19
Cancelled/forfeited	—	—

Nonvested, end of period	532	$9.40

Performance Units
     Nonvested performance unit awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

		Aggregate
	Number	Intrinsic
	of	Value
	Units	(in millions)

Nonvested, beginning of period	462
Granted	3
Vested	—
Forfeited	—
Reconsolidation of B&W	108

Nonvested, end of period	573	$30.84

     The aggregate intrinsic value included in the table above represents the total pretax intrinsic value recorded as a liability at March 31, 2006 in the condensed consolidated balance sheets. During the three months ended March 31, 2006, no units vested, and therefore, we did not pay for settlement of vested performance units.
NOTE 5 — PENSION PLANS AND POSTRETIREMENT BENEFITS
     Components of net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
	Quarter Ended March 31,		Quarter Ended March 31,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
Service cost	$2,730	$5,621	$13	$—
Interest cost	11,533	22,545	1,270	570
Expected return on plan assets	(11,943)	(24,794)	—	—
Amortization of prior service cost	179	626	6	—
Recognized net actuarial loss	9,281	7,453	450	417

Net periodic benefit cost	$11,780	$11,451	$1,739	$987

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE LOSS
     The components of accumulated other comprehensive loss included in stockholders’ equity (deficit) are as follows:

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$629	$(31,474)
Net Unrealized Loss on Investments	(609)	(789)
Net Unrealized Gain (Loss) on Derivative Financial Instruments	535	(857)
Minimum Pension Liability	(372,154)	(387,732)

Accumulated Other Comprehensive Loss	$(371,599)	$(420,852)

NOTE 7 – COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
     Other than as noted below, there have been no material changes in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2005:
Antitrust Litigation
     In the action filed in June 1998 against MII, JRM, MI, certain JRM subsidiaries and others in the U.S. District Court for the Southern District of Texas by Shell Offshore, Inc. and several related entities, with additional parties subsequently intervening as plaintiffs, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (‘the ‘Antitrust Litigation”), Heerema Marine Contractors (“Heerema”) has filed a motion to compel arbitration on one of the projects and we filed a motion to compel arbitration on the Petronius project. The court has ordered all activity in the litigation be stayed and all deadlines suspended pending the court’s ruling on the arbitration motions.
Apollo/Parks Township Claims — Hall Litigation
     In the lawsuit filed by Donald F. Hall, Mary Ann Hall and others against B&W and Atlantic Richfield Company, and related claims against our insurers, referred to as the “Hall Litigation” and the “Apollo/Parks Townships Claims” in our annual report on Form 10-K for the year ended December 31, 2005, we have filed a motion with the United States Bankruptcy Court for the Eastern District of Louisiana, the court which presided over the B&W Chapter 11 proceedings, to enforce the settlement agreement which was approved by the Bankruptcy Court. See Note 10 for additional information.
Citgo Litigation and Settlement
     The August 2003 proceeding entitled Citgo Petroleum Corporation and PDV Midwest Refinery L.L.C. v. McDermott International, Inc, et al., filed in the Circuit Court of Cook County, Illinois and alleging claims against B&W, MII, JRM, MI and J. Ray McDermott, Inc. for damages in connection with the manufacture and sale by a former B&W division of a pipe fitting facility in 1981 that allegedly caused an August 2001 fire at a refinery in the Chicago, Illinois area, has been set for trial on October 2, 2006.
Other Litigation and Settlements
•	In the proceeding entitled Jose Fragoso, et al. v. American Optical Corp., et al., filed in the 404th Judicial District Court of Cameron County, Texas against a subsidiary of JRM and other defendants by plaintiffs and alleging negligence and claiming unspecified damages for exposure to silica while working at an unspecified location, the Court has entered an order dismissing the JRM subsidiary from the case pursuant to a settlement with all claimants who alleged claims against the JRM subsidiary.

•	In the proceeding entitled Warren Lester, et al. vs. Exxon Mobil, et al., filed in Civil District Court, Orleans Parish, Louisiana, by approximately 600 plaintiffs against MI and other defendants and alleging personal injuries and property damages and also seeking punitive damages as a result of oilfield service pipe cleaning operations along an industrial corridor in Harvey, Louisiana, MI has been dismissed from the case by the plaintiffs without prejudice to their ability to refile the action.
For a detailed description of these proceedings, please refer to Notes 10 and 20 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2005.
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
     See Note 10 for information regarding B&W’s settlement of its Chapter 11 proceedings.
Other
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects. This project included a limited-term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of March 31, 2006. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from B&W’s subsidiary, we believe that B&W’s subsidiary has adequate liquidity to satisfy its obligations. However, if claims are made by the surety against B&W’s subsidiary, and B&W’s subsidiary is unable to satisfy its obligations, MII could ultimately have to satisfy any claims. This surety bond is not included in our disclosures above as the project is deemed complete and in the warranty phase. In addition, BWICO has provided a parent company guarantee to the customer of the B&W subsidiary for contract performance associated with this project.
NOTE 8 — SEGMENT REPORTING
     Our Power Generation Systems segment for the three months ended March 31, 2006, includes approximately one month (March 2006) of results attributable to B&W. We began consolidating the results of B&W when B&W emerged from bankruptcy, effective February 22, 2006. Our three months ended March 31, 2005 do not include any results attributable to B&W. B&W’s revenues and operating income included in the three months ended March 31, 2006 total approximately $189.0 million and $26.3 million, respectively.
     An analysis of our operations by segment is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)
REVENUES
Marine Construction Services	$295,439	$283,447
Government Operations	160,999	152,593
Power Generation Systems	189,023	—
Adjustments and Eliminations(1)	(554)	(81)

	$644,907	$435,959

(1)Segment revenues are net of the following intersegment transfers and other adjustments:

Marine Construction Services Transfers	$486	$50
Government Operations Transfers	43	31
Power Generation Systems	25	—

	$554	$81

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)
OPERATING INCOME:

Segment Operating Income (Loss):

Marine Construction Services	$37,699	$25,820
Government Operations	19,912	14,414
Power Generation Systems	25,748	(219)

	$83,359	$40,015

Gain (Loss) on Asset Disposals and Impairments – Net:

Marine Construction Services	$(16,050)	$2,292
Government Operations	—	4
Power Generation Systems	44	—

	$(16,006)	$2,296

Equity in Income (Loss) of Investees:

Marine Construction Services	$(666)	$(94)
Government Operations	6,453	9,623
Power Generation Systems	1,760	342

	$7,547	$9,871

Segment Income:

Marine Construction Services	$20,983	$28,018
Government Operations	26,365	24,041
Power Generation Systems	27,552	123

	74,900	52,182
Corporate	(8,372)	(12,569)

TOTAL	$66,528	$39,613

NOTE 9 – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except shares and
	per share amounts)
Basic:

Net income for basic computation	$54,123	$22,436

Weighted average common shares	71,578,630	66,774,239

Basic earnings per common share	$0.76	$0.34

Diluted:

Net income for diluted computation	$54,123	$22,436

Weighted average common shares (basic)	71,578,630	66,774,239
Effect of dilutive securities:
Stock options and restricted stock	3,724,656	4,039,986

Adjusted weighted average common shares and assumed conversions	75,303,286	70,814,225

Diluted earnings per common share	$0.72	$0.32
NOTE 10 – THE BABCOCK & WILCOX COMPANY
General
     As a result of asbestos-containing commercial and utility boilers and other products B&W and certain of its subsidiaries sold, installed or serviced in prior decades, B&W was subject to a substantial volume of nonemployee liability claims asserting asbestos-related injuries. All of the personal injury claims were similar in nature, the primary difference being the type of alleged injury or illness suffered by the plaintiff as a result of the exposure to asbestos fibers (e.g., mesothelioma, lung cancer and other types of cancer, asbestosis or pleural changes).
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
Settlement and Plan of Reorganization
     During the course of the B&W Chapter 11 proceedings, we engaged in settlement negotiations with the Asbestos Claimants Committee (“ACC”) and the Legal Representative for Future Asbestos-Related Claimants (the “Future Claimants Representative” or the “FCR”). Those discussions led to a settlement (the “Settlement”), which was embodied in a plan of reorganization and related settlement agreement, which we and the other plan proponents jointly filed with the Bankruptcy Court on September 29, 2005 (the “plan of reorganization”). The plan of reorganization was confirmed on January 17, 2006 by the United States District Court for the Eastern District of Louisiana, was approved by our shareholders on January 18, 2006 and became effective February 22, 2006.

     Under the terms of the plan of reorganization, MII and all of its subsidiaries, including its captive insurers, and all of their respective directors and officers, received the full benefit of the protections afforded by Section 524(g) of the Bankruptcy Code with respect to asbestos-related personal injury claims (other than workers’ compensation claims) attributable to the business or operations of B&W or any of its subsidiaries and that are subject to the jurisdiction of courts in the United States.
     The plan of reorganization provided for a trust created for the benefit of asbestos personal injury claimants. The trust received contributions of:
•	$350 million in cash, which was paid by B&W on February 22, 2006;

•	a contingent right to receive an additional cash payment of $355 million, which will be payable by MI or one of its subsidiaries within 180 days of November 30, 2006, if the condition precedent described below is satisfied, with interest accruing on that amount at 7% per year from December 1, 2006 to the date of payment (the “Contingent Payment Right”);

•	a note issued by B&W in the aggregate principal amount of $250 million (the “B&W Note”), bearing interest at 7% annually on the outstanding principal balance from and after December 1, 2006, with a five-year term and annual principal payments of $50 million each, commencing on December 1, 2007; provided that, if the condition precedent described below is not satisfied, only $25 million principal amount of the B&W Note will be payable (with that entire $25 million due on December 1, 2007). B&W’s payment obligations under the B&W Note will be fully and unconditionally guaranteed by BWICO and MII. The guarantee obligations of BWICO and MII will be secured by a pledge of all of B&W’s capital stock outstanding as of the effective date of the plan of reorganization; and

•	rights to the proceeds of certain insurance policies that cover, among other things, asbestos claims, which policies have an aggregrate face value of available limits of coverage of approximately $1.15 billion.
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
     It is not possible to determine whether the FAIR Act will be presented for a vote or adopted by the full Senate or the House of Representatives, or signed into law. Nor is it possible at this time to predict the final terms of any bill that might become law or its impact on us. We anticipate that, during the legislative process, the terms of the FAIR Act will change, and that any such changes may be material to the impact of such legislation on us.
     Under the terms of the Settlement and the plan of reorganization, the claims against B&W for nuclear-related personal injuries allegedly arising from the operation of two nuclear-fuel processing facilities in Apollo and Parks Township, Pennsylvania (the “Apollo/Parks Township Claims”) were not impaired. B&W, representatives of the individuals who have asserted present Apollo/Parks Township Claims in the pending Hall Litigation and ARCO have negotiated a form of settlement agreement, which was approved by the Bankruptcy Court. That form of settlement agreement contemplates, among other things, that:
•	B&W and ARCO will be provided full and complete releases from each of the Apollo/Parks Township Releasors (as that term is defined in a definitive settlement agreement generally to mean the existing claimants in the Hall Litigation and related pending litigation);

•	ARCO will make a $27.5 million cash payment to the Apollo/Parks Township Releasors after all conditions precedent to such payment, as set forth in the definitive settlement agreement, have occurred;

•	B&W will make a $47.5 million cash payment to the Apollo/Parks Township Releasors after all conditions precedent to such payment, as set forth in the definitive settlement agreement, have occurred;

•	B&W will make a $12.5 million payment to the Apollo/Parks Township Releasors on the three-year anniversary date of the effective date of the settlement, or after all conditions precedent to such payment, as set forth in the definitive settlement agreement, have occurred; and

•	B&W and ARCO will retain all insurance rights, including, without limitation, with respect to the claims of present Apollo/Parks Township claimants who are not Apollo/Parks Township Releasors (the “Unliquidated Apollo/Parks Township Present Claims”) and with respect to any future Apollo/Parks Township Claims (the “Apollo/Parks Township Future Demands”).
     We intend to seek reimbursement from our nuclear insurers for all amounts that would be paid by B&W under the settlement agreement or with respect to Unliquidated Apollo/Parks Township Present Claims and Apollo/Parks Township Future Demands. Our nuclear insurers have not agreed to fund the settlement of the Hall Litigation set forth in the form of settlement agreement.
     Subject to the execution of a definitive settlement agreement, we believe these claims will be resolved within the limits of coverage of our insurance policies. We have filed a motion with the United States Bankruptcy Court for the Eastern District of Louisiana, the court which presided over the B&W Chapter 11 proceedings, to enforce the settlement agreement approved by the Bankruptcy Court. However, should the proposed settlement of the Hall Litigation not be consummated, nonsettling present claims prove excessive, or additional future claims be asserted, there may be an issue as to whether our insurance coverage is adequate; and, we may be materially and adversely impacted if our liabilities exceed our coverage. See Note 7 for additional information.
Accounting Treatment
     As a result of the Chapter 11 filing, beginning on February 22, 2000, we stopped consolidating the results of operations of B&W and its subsidiaries in our financial statements, and we began accounting for our investment in B&W under the cost method. The Chapter 11 filing, along with subsequent filings and negotiations, led to increased uncertainty with respect to the amounts, means and timing of the ultimate settlement of asbestos claims and the recovery of our investment in B&W. Due to this increased uncertainty, we wrote off our net investment in B&W in the quarter ended June 30, 2002. The total impairment charge of $224.7 million included our investment in B&W of $187.0 million and other related assets totaling $37.7 million, primarily consisting of accounts receivable from B&W, for which we provided an allowance of $18.2 million.
     On December 19, 2002, in connection with the filing of documentation in the Chapter 11 proceedings relating to the previously proposed settlement negotiated in 2002, we determined that a liability related to that proposed settlement was probable and that the amount of that liability was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of settlement of $110 million, including tax expense of $23.6 million, reflecting the present value of our contemplated contributions to the trusts. This estimate had been adjusted since 2002 through June 30, 2005 based on the provisions of the previously proposed settlement, and a liability of $146.7 million was recorded at June 30, 2005. This liability remained frozen through the date B&W emerged from Chapter 11. (See discussion below.)
     Under the terms of the Settlement and the plan of reorganization, MI was allowed to maintain its equity in B&W and reconsolidate B&W’s operations as of February 22, 2006. Based on the Settlement and the plan of reorganization, and the fact that we are reacquiring control of B&W, we accounted for the difference between the carrying amount of our investment in B&W and B&W’s net assets in a manner similar to a step acquisition by applying the guidelines of SFAS No. 141 “Business Combinations.” Our investment in B&W consists of the previously proposed settlement liability disclosed above totaling $146.7 and certain other liabilities and adjustments related to the B&W Chapter 11 proceedings totaling $60.5 million, bringing our total investment basis in B&W to a negative $207.2 million. The net asset basis of B&W reconsolidated at February 22, 2006 totaled a negative $186.3 million. As a result, we had a basis differential between our investment base in B&W and the net assets reconsolidated totaling a negative $20.9 million. We have accounted for this basis difference as negative goodwill, and have reduced our consolidated goodwill relating to B&W accordingly in the reconsolidation.
     We have included the results of B&W effective from February, 22, 2006 in our consolidated financial statements. In the three months ended March 31, 2006, we have included the following for B&W in our consolidated financial statements (in thousands):

Income Statement Information:
Revenues	$189,023
Operating Income	$26,253
Income From Continuing Operations	$25,742
Net Income	$16,660

Balance Sheet Information:
Current Assets	$602,777
Long-Term Assets	$602,264
Current Liabilities	$666,622
Long Term Liabilities	$950,180
     The unaudited proforma information below presents combined results of operations as if B&W and MII had been reconsolidated at the beginning of the respective periods presented. This proforma information is not necessarily indicative of the results of operations of the combined entities had the combination occurred at the beginning of the periods presented, nor is it indicative of future results.

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$903,174	$780,529
Operating Income	$68,206	$62,761
Net Income	$55,915	$35,156

Diluted Earnings Per Share	$0.74	$0.50
     Credit Facility
     On February 22, 2006, B&W entered into a $650 million senior secured credit facility with a syndicate of lenders arranged by Credit Suisse Securities (USA) LLC (the “B&W Facility”) to replace B&W’s debtor-in-possession credit facility, which was terminated. The B&W Facility includes a five-year $200 million revolving credit subfacility (the entire availability of which may be used for the issuance of letters of credit or working capital requirements), a six-year $200 million letter of credit subfacility and a commitment by certain of the lenders to loan B&W up to $250 million in term debt to refinance the B&W Note. The term loan may only be used by B&W in a single draw to refinance amounts outstanding under the B&W Note, and the commitment of the lenders to make this loan expires on December 1, 2006. As of March 31, 2006, no borrowings were outstanding, and letters of credit with an aggregate face amount of $212.7 million were outstanding. In addition, B&W had $12.8 million of unsecured letters of credit outstanding at March 31, 2006, which were issued by a U.S. bank.
NOTE 11 – RESTRICTED CASH
     At March 31, 2006, we had total cash and cash equivalents of $373.7 million. However, our ability to use $141.3 million of these funds is restricted due to the following: $79.8 million serves as collateral for letters of credit; $1.5 million serves as collateral for foreign exchange trading and other financial obligations; $9.7 million is required to meet reinsurance reserve requirements of our captive insurance companies; and $50.3 million is held in restricted foreign accounts.

NOTE 12 – SUBSEQUENT EVENTS
     On May 3, 2006, JRM commenced a tender offer for all the outstanding JRM Secured Notes. The tender offer consideration is based on a fixed-spread over specified U.S. Treasury securities, which equates to an offer price of approximately 119% of the principal amount of the notes. In connection with the tender offer, JRM is soliciting consents to (1) amendments to the indenture relating to the JRM Secured Notes, to eliminate most of the restrictive covenants under the indenture, and (2) a related authorization to permit JRM to grant liens on its assets to secure borrowings under a proposed new $500 million senior secured credit facility (the “Proposed JRM Facility”). The tender offer is conditioned on, among other things, receipt of such consents from holders of at least 66 2/3% of the outstanding JRM Secured Notes and the successful implementation of the Proposed JRM Facility. If the tender offer is completed, JRM expects to pay the tender offer consideration with existing cash and cash equivalents.
     JRM has entered into an engagement letter with Credit Suisse Securities (USA) LLC and Credit Suisse for the Proposed JRM Facility. Among other things, Credit Suisse and its affiliates are currently arranging the syndicate of lenders for the Proposed JRM Facility, which we expect will be implemented in the second quarter of 2006. We anticipate that the Proposed JRM Facility will be comprised of a five-year $400 million revolving credit subfacility (all of which may be used for the issuance of letters of credit) and a $100 million six-year letter of credit subfacility. The proceeds of the Proposed JRM Facility will be available for general corporate purposes of JRM and its subsidiaries.
     We anticipate that JRM’s obligations under the Proposed JRM Facility will be guaranteed by its subsidiaries that are currently guaranteeing the obligations relating to the JRM Secured Notes, and that JRM and those subsidiaries will grant liens on substantially all their assets (other than cash, cash equivalents, equipment and certain foreign assets), including their marine vessels that currently secure the obligations relating to the JRM Secured Notes. Other than customary mandatory prepayments in connection with asset sales, casualties, condemnations and debt issuances, we anticipate that the Proposed JRM Facility will require interest only payments on a quarterly basis until maturity. JRM will be permitted to prepay amounts outstanding under the Proposed JRM Facility at any time without penalty.
     The Proposed JRM Facility will contain financial covenants relating to leverage and interest coverage, and will include covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.
     In April of 2006, JRM completed the sale of TNG. Sale proceeds totaled approximately $19.5 million. See Note 2 for further information.
     Our Board of Directors declared on May 3, 2006, a stock split effected in the form of a dividend of one share of common stock for each two shares of common stock outstanding. The dividend is payable on or about May 31, 2006 to stockholders of record as of the close of business on May 17, 2006.
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
     In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	decisions on spending by the U.S. Government;

•	decisions on spending by utilities;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments, and availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our industries;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	the potential impact on available insurance due to bankruptcy filings by asbestos-troubled companies;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East and Asia Pacific, and the former Soviet Union;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.
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
GENERAL
     In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues. Each of our business segments has been capitalized and is financed on a stand-alone basis. Our debt covenants generally preclude using the financial resources or the movement of excess cash from one segment for the benefit of the other. For further discussion, see “Liquidity and Capital Resources” below.
     As of March 31, 2006, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates, or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.
Marine Construction Services Segment
     At March 31, 2006, JRM had approximately $57 million in accounts and notes receivable due from one of its joint ventures in Mexico. A note receivable is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. This joint venture continues to experience liquidity problems. JRM continues to experience delays in collection of and ultimate realization of its receivables from this joint venture. Recognition of a gain of approximately $5.4 million on the sale of the DB17 is currently being deferred. JRM has developed a plan regarding its Mexican market strategy and has entered into negotiations to terminate its interest in this joint venture. As a result, JRM recorded an impairment loss totaling approximately $16.4 million in the three months ended March 31, 2006 attributable to currency translation losses recorded in accumulated other comprehensive loss.
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
Power Generation Systems
     The Power Generation Systems segment consists primarily of the operations of B&W, which were not consolidated in our financial results at December 31, 2005. B&W is a leading supplier of fossil fuel-fired steam generating systems, replacement commercial nuclear steam generators, environmental equipment and components, and related services to customers around the world. It designs, engineers, manufactures, and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. See Note 10 to our unaudited condensed consolidated financial statements included in this report for further information regarding B&W.
     For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005. Other than changes to policies related to stock-based compensation referenced below, there have been no material changes to these policies during the three months ended March 31, 2006.
Stock-Based Compensation
     We have several stock-based employee compensation plans, which are described more fully in Note 4 to our unaudited condensed consolidated financial statements included in this report. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Effective January 1, 2006, we adopted the provisions of the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS No. 123R”), on a modified prospective application basis. SFAS No. 123R eliminates the alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to use APB 25’s intrinsic value method of accounting, under which issuing stock options to employees generally did not result in recognition of compensation. Under the provisions of SFAS No. 123R and using the modified prospective application method, we recognize stock-based compensation, net of an estimated forfeiture rate, for all share-based awards granted after December 31, 2005 and granted prior to but not yet vested as of December 31, 2005 on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. Under the modified prospective application, the results of prior periods are not restated.
     Pursuant to the adoption of SFAS No. 123R, we recognized stock-based compensation expense of $1.1 million, net of estimated forfeitures of $0.05 million, related to employee stock options during the three months ended March 31, 2006. During the three months ended March 31, 2005, there was no stock-based compensation expense for employee stock options, other than for stock options subject to variable accounting. For our other stock-based compensation awards, such as restricted stock and performance units, the adoption of SFAS No. 123R did not significantly change our accounting policies for the recognition of compensation expense, as we have recognized such expense in prior periods. Total compensation expense recognized for the three months ended March 31, 2006 and 2005 was as follows:

	Comp	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)
	Quarter Ended March 31, 2006
Stock Options	$1,139	$(258)	$881
Repriced Stock Options	—	—	—
Restricted Stock	184	(39)	145
Performance Units	5,800	(1,499)	4,301

TOTAL	$7,123	$(1,796)	$5,327

	Comp	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)
	Quarter Ended March 31, 2005
Stock Options	$—	$—	$—
Repriced Stock Options	279	(59)	220
Restricted Stock	561	(179)	382
Performance Units	812	(209)	603

TOTAL	$1,652	$(447)	$1,205

     The impact on both basic and diluted earnings per share of stock-based compensation expense recognized for the three months ended March 31, 2006 and 2005 was $0.07 and $0.02 per share, respectively.
     As of March 31, 2006, total unrecognized estimated compensation expense related to nonvested awards was $5.4 million, net of tax of $1.7 million. This total unrecognized estimated compensation expense consists of $5.1 million for stock options and $0.3 million for restricted stock, which are expected to be recognized over weighted average periods of 1.6 years and 0.8 years, respectively. Performance units are marked-to-market at the end of each quarter, so there was no unrecognized compensation expense as of March 31, 2006.
     The determination of the fair value of a share-based payment award on the date of grant using an option-pricing model requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility. Prior to the adoption of SFAS No. 123R, we used the Black-Scholes option-pricing model (“Black-Scholes”) for the pro-forma information required to be disclosed under SFAS No. 123, as originally issued, and we believe this model will continue to provide appropriate fair values under the provisions of SFAS No. 123R. See Note 4 to our unaudited condensed consolidated financial statements included in this report for further discussion on stock-based compensation.
RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005
Marine Construction Services
     Revenues increased approximately 4% or $12.0 million to $295.4 million in 2006, primarily due to increased fabrication activity in our Middle East, Caspian, Asia Pacific regions and a moderate increase in marine activity in our Americas region. These increases were partially offset by decreases in fabrication activities in our Americas region and marine activities in our international regions. Revenues from other activities in JRM decreased in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     Segment operating income, which is before equity in income (loss) of investees and gain (loss) on asset disposals and impairments – net, increased $11.9 million from $25.8 million in 2005 to $37.7 million in 2006. This increase was primarily attributable to operating income from marine construction projects, which improved due to the increases in Middle East, Caspian and Asia Pacific regions referenced above and improved margins in these regions. These increases were partially offset by decreases in fabrication activity levels in our Americas region, decreases in marine activity in our international regions, and decreases from other activities in JRM. Additionally, the increases were offset by gains associated with completed projects in Asia Pacific in 2005, which did not recur in 2006. General and administrative expenses increased primarily due to increases in global accounting and proposals expenses.
     Gain (loss) on asset disposals and impairments – net decreased $18.3 million from a gain of $2.3 million in 2005 to a loss of $16.0 million in 2006. This reduction was primarily attributable to an impairment of $16.4 million associated with our joint venture in Mexico in 2006 and gains of $2.3 million on sales of various nonstrategic assets in 2005.
     Equity in income (loss) of investees decreased $0.6 million from a loss of $0.1 million in 2005 to a loss of $0.7 million in 2006, primarily due to our share of expenses in the deepwater solutions joint venture formed in late 2005.

Government Operations
     Revenues increased approximately 5% or $8.4 million to $161.0 million, primarily due to higher volumes in the manufacture of nuclear components for certain U. S. Government programs. In addition, there was additional revenue from the U.S. Government for the recovery of uranium content in certain materials. Also contributing to this increase were higher volumes in commercial nuclear environmental services work including the change from equity income recognition to revenue recognition under a subcontract in Idaho. This increase was partially offset by lower revenues at a DOE site nearing the end of a contract in Ohio.
     Segment operating income, which is before equity in income from investees, increased $5.5 million to $19.9 million primarily due to higher volume and margins from our manufacture of nuclear components for certain U.S. Government programs and higher volume and margins from our other Government uranium recovery work. Additionally, we had higher margins on commercial work in our research test reactor area.
     Equity in income from investees decreased $3.2 million to $6.5 million, primarily due to the change from equity income recognition to revenue recognition under a subcontract in Idaho.
Power Generation Systems
     Our Power Generation Systems segment consists primarily of B&W, which was not consolidated in the three months ended March 31, 2005. The Revenues and Segment Operating Income of this segment for the three months ended March 31, 2006 are substantially all attributable to B&W, which was reconsolidated into our results effective February 22, 2006 and include approximately one month’s results. Equity in income from investees was higher in the three months ended March 31, 2006 by $1.4 million, primarily attributable to income recognized from a joint venture in China, which was placed on the equity method of accounting during the three months ended March 31, 2006. (See Note 3 to our unaudited condensed consolidated financial statements included in this report for further information.)
Corporate
     Unallocated corporate expenses decreased $4.2 million from $12.6 million in the three months ended March 31, 2005 to $8.4 million in the three months ended March 31, 2006. The three months ended March 31, 2005 included approximately $2.3 million of pension plan expense related to B&W and unfavorable results from one of our captive insurance companies totaling approximately $3.0 million. In addition, we experienced lower departmental expenses in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. These lower departmental expenses were partially offset by higher stock-based compensation expense attributable to the rise in our stock price and our adoption of SFAS 123R in the three months ended March 31, 2006.
Other Income Statement Items
     Interest income increased $4.6 million to $7.5 million, primarily due to increases in average cash equivalents and investments and prevailing interest rates.
     We recorded a reduction in interest expense for the three months ended March 31, 2006 totaling approximately $13.2 million attributable to a settlement MI reached with the U.S. and Canadian tax authorities related to transfer pricing issues.
     Other-net decreased $4.8 million from income of $3.2 million to expense of $1.6 million, primarily due to currency exchange losses in the current period and dividends received from cost method investments in the prior period.
Provision for Income Taxes
     The provision for income taxes increased $5.9 million to $20.4 million, while income before provision for income taxes increased $39.4 million to $75.4 million.
     MII is a Panamanian corporation that has earned all of its income outside of Panama. Under Panamanian tax law, MII is not subject to income tax in Panama on income earned outside of Panama.

     We have provided for income taxes based on the tax laws and rates in the countries in which we conduct our operations. MII and its subsidiaries operate in the United States taxing jurisdiction and various other taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary, not only with respect to nominal rates, but also with respect to the allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.
     Income (loss) before provision for income taxes, provision for income taxes and effective tax rates for MII major subsidiaries are as follows:

	Income (Loss) before		Provision for		Effective
	Provision for Income Taxes		Income Taxes		Tax Rate
	(Unaudited)
	For the three months ended March 31,
	2006	2005	2006	2005	2006	2005
	(In thousands)		(In thousands)
Primarily United States:
MI	$59,541	$16,131	$12,624	$6,545	21.20%	40.57%
J. Ray McDermott Holdings, Inc.	(32,328)	(8,070)	6	6	(0.02)%	(0.07)%
Non-United States:
International Subsidiaries	48,196	27,991	7,764	7,935	16.11%	28.35%

Total MII	$75,409	$36,052	$20,394	$14,486	27.04%	40.18%

     MI’s financial results reported above for the three months ended March 31, 2006 includes its reconsolidated B&W subsidiary’s results from the date B&W emerged from Chapter 11. See Note 10 to our unaudited condensed consolidated financial statements included in this report for additional information on B&W.
     MI is subject to United States federal income tax at the rate of 35%. The effective tax rate of MI is primarily affected by applicable state income taxes on its profitable U.S. subsidiaries. In the three months ended March 31, 2006, MI reached a settlement in a tax dispute with United States and Canadian tax authorities, primarily related to transfer pricing matters, resulting in an adjustment to the tax liability and associated accrued interest established for the disputed item. This favorably impacted MI’s income before income taxes and provision for income taxes by $13.2 million and $4.7 million, respectively. In addition, the effective tax rate of MI for the three months ended March 31, 2005 is impacted by the B&W Chapter 11 settlement adjustment booked in that period, which generated little or no associated U.S income tax effect.
     J.Ray McDermott Holdings, Inc. (“JRMHI”) is subject to United States income tax at a rate of 35%. No current United States income tax is payable by JRMHI due to its current loss. JRMHI’s valuation allowance for the realization of deferred tax assets had been adjusted in accordance with SFAS No. 109. JRMHI’s provision for income taxes is primarily associated with its operations performed outside of the United States, which has no relationship to its income (loss) before provision for income taxes.
Backlog

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Marine Construction Services	$2,383,833	$1,781,917
Government Operations	1,640,793	1,772,258
Power Generation Systems	1,909,592	—

TOTAL BACKLOG	$5,934,218	$3,554,175

     At March 31, 2006, our Marine Construction Services’ backlog includes approximately $104 million for a project with Dolphin Energy Ltd. that is accounted for under our deferred profit recognition policy as disclosed in our annual report on Form 10-K for the year ended December 31, 2005. At March 31, 2006, we deferred a total of approximately $21 million of gross profit on this project since its inception. We expect this project to be substantially completed in the second quarter of 2006.
     At March 31, 2006, our Government Operations’ backlog with the U. S. Government was $1.6 billion, which is substantially fully funded. Only $29.5 million has not been funded as of March 31, 2006.
     At March 31, 2006, our Power Generation Systems’ backlog is attributable to B&W, which was not consolidated in our financial results at December 31, 2005. Backlog for B&W at December 31, 2005 totaled approximately $2.1 billion. At March 31, 2006, Power Generation Systems’ backlog with the U. S. Government was $55.9 million, which was fully funded.
Liquidity and Capital Resources
JRM
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
     At March 31, 2006, JRM had $70.1 million in outstanding letters of credit secured by collateral accounts funded with cash equal to 105% of the amount outstanding. In addition, JRM had $133.4 million in unsecured letters of credit outstanding.
     On December 22, 2005, JRM, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc., entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions. This facility provides credit support for bank guarantees issued in favor of two projects awarded to JRM. The term of this facility is for the duration of these projects, and the initial commission rate is less than 4.25% on an annualized basis. We expect this facility to increase JRM’s unrestricted cash as prior letters of credit secured with cash are transferred to this facility.
     On February 23, 2006, JRM terminated its $25 million letter of credit facility entered into on August 25, 2004.
     On May 3, 2006, JRM commenced a tender offer for all the outstanding JRM Secured Notes. The tender offer consideration is based on a fixed-spread over specified U.S. Treasury securities, which equates to an offer price of approximately 119% of the principal amount of the notes. In connection with the tender offer, JRM is soliciting consents to (1) amendments to the indenture relating to the JRM Secured Notes, to eliminate most of the restrictive covenants under the indenture and (2) a related authorization to permit JRM to grant liens on its assets to secure borrowings under a proposed new $500 million senior secured credit facility (the “Proposed JRM Facility”). The tender offer is conditioned on, among other things, receipt of such consents from holders of at least 66 2/3% of the outstanding JRM Secured Notes and the successful implementation of the Proposed JRM Facility. If the tender offer is completed, JRM expects to pay the tender offer consideration with existing cash and cash equivalents.
     JRM has entered into an engagement letter with Credit Suisse Securities (USA) LLC and Credit Suisse for the Proposed JRM Facility. Among other things, Credit Suisse and its affiliates are currently arranging the syndicate of lenders for the Proposed JRM Facility, which we expect will be implemented in the second quarter of 2006. We anticipate that the Proposed JRM Facility will be comprised of a five-year $400 million revolving credit subfacility (all of which may be used for the issuance of letters of credit) and a $100 million six-year letter of credit subfacility. The proceeds of the Proposed JRM Facility will be available for general corporate purposes of JRM and its subsidiaries.
     We anticipate that JRM’s obligations under the Proposed JRM Facility will be guaranteed by its subsidiaries that are currently guaranteeing the obligations relating to the JRM Secured Notes, and that JRM and those subsidiaries will grant liens on substantially all their assets (other than cash, cash equivalents, equipment and certain foreign assets), including their marine vessels that currently secure the obligations relating to the JRM Secured Notes. Other than customary mandatory prepayments in connection with asset sales, casualties, condemnations and debt issuances, we anticipate that the Proposed JRM Facility will require interest only payments on a quarterly basis until maturity. JRM will be permitted to prepay amounts outstanding under the Proposed JRM Facility at any time without penalty.

     The Proposed JRM Facility will contain financial covenants relating to leverage and interest coverage, and will include covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.
     In April 2006, JRM completed the sale of a Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V., and received approximately $19.5 million in proceeds.
     Based on JRM’s improved liquidity position, we believe JRM has sufficient cash and letter of credit capacity to fund its operating requirements for at least the next 12 months.
BWXT
     On December 9, 2003, BWXT entered into a three-year, unsecured, $125 million revolving credit facility (the “BWXT Credit Facility”). The size of the BWXT Credit Facility was increased to $135 million in January 2004, and in March 2005, the maturity date was extended to March 18, 2010. The BWXT Credit Facility is not guaranteed by MII. On November 7, 2005, BWXT and its lenders amended the BWXT Credit Facility to, among other things, remove the limitation on the aggregate principal amount of loans allowed to be extended under the BWXT Credit Facility.
     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio; a minimum fixed charge coverage ratio; and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at March 31, 2006. The interest rate at March 31, 2006 was 8.25%. BWXT is charged a commitment fee at a per annum rate of 0.375%, payable quarterly. At March 31, 2006, BWXT had no borrowings outstanding, and letters of credit outstanding under the facility totaled $52.3 million.
     Based on BWXT’s liquidity position, we believe BWXT has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.
B&W
     On February 22, 2006, B&W entered into a $650 million senior secured credit facility with a syndicate of lenders arranged by Credit Suisse Securities (USA) LLC (the “B&W Facility”) to replace B&W’s debtor-in-possession credit facility, which was terminated. The B&W Facility includes a five-year $200 million revolving credit subfacility (the entire availability of which may be used for the issuance of letters of credit or working capital requirements), a six-year $200 million letter of credit subfacility and a commitment by certain of the lenders to loan B&W up to $250 million in term debt to refinance the B&W Note. The term loan may only be used by B&W in a single draw to refinance amounts outstanding under the B&W Note, and the commitment of the lenders to make this loan expires on December 1, 2006. As of March 31, 2006, no borrowings were outstanding, and letters of credit with an aggregate face amount of $212.7 million were outstanding. In addition, B&W had $12.8 million of unsecured letters of credit outstanding at March 31, 2006, which were issued by a U.S. bank.
     On February 22, 2006, B&W paid $350 million to a trust for the benefit of asbestos personal injury claimants under the B&W Chapter 11 plan of reorganization. See the Note 10 to our unaudited condensed consolidated financial statements included in this report for information concerning the B&W settlement and plan of reorganization.
     We intend to fund our obligations under the B&W Settlement with existing cash on hand, cash from operations, possible third-party financing, a potential equity offering or some combination of all four alternatives.

     Based on B&W’s liquidity position, we believe B&W has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.
OTHER
     As of March 31, 2006, MII had outstanding performance guarantees for two JRM projects. MII has not previously been required to satisfy a material performance guaranty for JRM or any of its other subsidiaries. All of these guarantees (with a total cap of $70 million) relate to projects which have been completed and are in the warranty periods, the latest of which expires in November 2006. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance.
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects. This project included a limited-term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of March 31, 2006. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety should seek recovery from B&W’s subsidiary, we believe that B&W’s subsidiary has adequate liquidity to satisfy its obligations. However, if claims are made by the surety against B&W’s subsidiary, and B&W’s subsidiary is unable to satisfy its obligations, MII could ultimately have to satisfy any claims. This surety bond is not included in our disclosures above as the project is deemed complete and in the warranty phase. In addition, BWICO has provided a parent company guarantee to the customer of the B&W subsidiary for contract performance associated with this project.
     At March 31, 2006, we had total restricted cash and cash equivalents of $141.3 million. The restricted cash and cash equivalents include the following: $79.8 million, which serves as collateral for letters of credit; $1.5 million, which serves as collateral for foreign exchange trading and other financial obligations; $9.6 million, which is required to meet reinsurance reserve requirements of our captive insurance companies; and $50.4 million, which is held in restricted foreign accounts.
     At March 31, 2006 and December 31, 2005, our balance in cash and cash equivalents on our consolidated balance sheets included approximately $32.8 million and $7.3 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts. The March 31, 2006 amount includes approximately $20.7 related to B&W.
     Our working capital, excluding restricted cash and cash equivalents, increased by approximately $53.9 million from $81.9 million at December 31, 2005 to $135.8 million at March 31, 2006, primarily attributable to an increase in investments generated from cash provided by operating activities.
     Our net cash provided by operations was approximately $140.8 million for the three months ended March 31, 2006, compared to approximately $72.1 million for the three months ended March 31, 2005. This increase was primarily attributable to higher net income and favorable cash flows from our contracts in progress and accounts receivable.
     Our net cash provided by (used in) investing activities changed by approximately $78.3 million to cash provided by investing activities totaling $69.2 million for the three months ended March 31, 2006, compared to cash used in investing activities totaling $9.1 million for the three months ended March 31, 2005. This increase is primarily attributable to the reconsolidation of B&W, partially offset by purchases of available for sale debt securities and higher capital expenditures in 2006.
     Our net cash provided by financing activities increased by approximately $0.9 million to $3.0 million in the three months ended March 31, 2006 from $2.1 million in the three months ended March 31, 2005.

     At March 31, 2006, we had investments with a fair value of $582.1 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of March 31, 2006, we had pledged approximately $41.7 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.
     See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     For information regarding ongoing investigations and litigation, see Note 7 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on our purchases of equity securities during the quarter ended March 31, 2006, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

			Total number of	Maximum
			shares purchased	number of shares
	Total number	Average	as part of	that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs	plans or program

January 1, 2006 - March 31, 2006	38,445	$51.61	not applicable	not applicable

Total	38,445	$51.61	not applicable	not applicable

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

Votes For	Votes Against	Abstentions	Broker Non-Votes

55,464,010	86,450	727,616	—
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
May 3, 2006

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