Form 10-Q
period 2006-06-30
MCDERMOTT INTERNATIONAL INC
filed 2006-08-07
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding at July 31, 2006 was 109,978,824.

McDERMOTT INTERNATIONAL, INC.
INDEX — FORM 10-Q

PART I
McDERMOTT INTERNATIONAL, INC.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$436,625	$19,263
Restricted cash and cash equivalents (Note 11)	84,991	152,086
Investments	238,270	384,202
Accounts receivable — trade, net	500,445	232,236
Accounts receivable from The Babcock & Wilcox Company (Note 10)	—	3,778
Accounts and notes receivable — unconsolidated affiliates	36,306	52,867
Accounts receivable — other	55,975	32,982
Contracts in progress	180,325	73,732
Inventories (Note 1)	68,164	319
Deferred income taxes	78,055	32,131
Assets held for sale (Note 2)	—	10,886
Other current assets	22,182	8,147

Total Current Assets	1,701,338	1,002,629

Restricted Cash and Cash Equivalents	—	2,886

Property, Plant and Equipment	1,465,796	1,097,427
Less accumulated depreciation	997,921	779,694

Net Property, Plant and Equipment	467,875	317,733

Investments	152,121	116,304

Goodwill	88,791	12,926

Deferred Income Taxes	440,805	93,880

Other Assets	330,129	121,928

TOTAL	$3,181,059	$1,668,286

See accompanying notes to condensed consolidated financial statements.

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable and current maturities of long-term debt	$12,406	$4,250
Accounts payable	307,195	110,970
Accounts payable to The Babcock & Wilcox Company (Note 10)	—	11,429
Accrued employee benefits	113,563	81,196
Accrued liabilities — other	224,187	132,932
Accrued contract cost	73,144	56,566
Advance billings on contracts	852,415	314,467
Liabilities held for sale (Note 2)	—	7,182
U.S. and foreign income taxes payable	54,737	49,696

Total Current Liabilities	1,637,647	768,688

Long-Term Debt	15,339	207,861

Accumulated Postretirement Benefit Obligation	80,554	25,519

Self-Insurance	82,368	60,989

Pension Liability	505,148	311,319

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	660,308	117,990

Deferred Babcock & Wilcox Company Pension Plan Spin-Off	—	150,136

Other Liabilities	74,735	109,082

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit):
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 112,926,450 at June 30, 2006 and 110,786,883 at December 31, 2005	112,926	110,787
Capital in excess of par value	1,190,557	1,146,194
Accumulated deficit	(756,339)	(862,931)
Treasury stock at cost, 3,056,301 shares at June 30, 2006 and 3,082,644 at December 31, 2005	(59,775)	(56,496)
Accumulated other comprehensive loss	(362,409)	(420,852)

Total Stockholders’ Equity (Deficit)	124,960	(83,298)

TOTAL	$3,181,059	$1,668,286

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$1,048,930	$509,650	$1,693,837	$945,609

Costs and Expenses:
Cost of operations	844,373	412,837	1,347,299	774,261
(Gain) loss on asset disposals and impairments — net	(1,085)	(244)	14,921	(2,540)
Selling, general and administrative expenses	101,841	50,400	168,835	97,489

	945,129	462,993	1,531,055	869,210

Equity in Income of Investees	7,340	7,398	14,887	17,269

Operating Income	111,141	54,055	177,669	93,668

Other Income (Expense):
Interest income	12,467	5,490	20,002	8,399
Interest expense	(7,108)	(8,923)	(17,411)	(18,619)
IRS interest expense adjustment	(2,620)	—	10,590	—
Increase in estimated cost of the B&W bankruptcy settlement	—	(6,355)	—	(5,887)
Loss on early retirement of debt	(49,016)	—	(49,016)	—
Other income (expense) — net	(4,438)	2,820	(5,999)	5,578

	(50,715)	(6,968)	(41,834)	(10,529)

Income from Continuing Operations before Provision for (Benefit from) Income Taxes	60,426	47,087	135,835	83,139

Provision for (Benefit from) Income Taxes	28,768	(33,612)	49,162	(19,126)

Income from Continuing Operations	31,658	80,699	86,673	102,265

Income from Discontinued Operations	13,786	220	12,894	1,090

Net Income	$45,444	$80,919	$99,567	$103,355

Earnings per Common Share:
Basic:
Income from Continuing Operations	$0.29	$0.80	$0.80	$1.02
Income from Discontinued Operations	$0.13	$0.00	$0.12	$0.01
Net Income	$0.42	$0.80	$0.92	$1.03
Diluted:
Income from Continuing Operations	$0.28	$0.75	$0.77	$0.95
Income from Discontinued Operations	$0.12	$0.00	$0.11	$0.01
Net Income	$0.40	$0.75	$0.88	$0.96

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
Net Income	$45,444	$80,919	$99,567	$103,355

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	4,418	(1,162)	4,240	(1,377)
Reclassification adjustment for impairment of investment	—	—	16,448	—
Reconsolidation of The Babcock & Wilcox Company	—	—	15,833	—
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	5,585	(2,885)	7,332	(5,859)
Reclassification adjustment for losses (gains) included in net income	(774)	1,394	(860)	3,186
Reconsolidation of The Babcock & Wilcox Company	—	—	(269)	—
Minimum pension liability adjustment attributable to the reconsolidation of The Babcock & Wilcox Company	—	—	15,578	—
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	27	(208)	207	(274)
Reclassification adjustment for losses (gains) included in net income	(66)	1	(66)	1

Other Comprehensive Income (Loss)	9,190	(2,860)	58,443	(4,323)

Comprehensive Income	$54,634	$78,059	$158,010	$99,032

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$99,567	$103,355

Depreciation and amortization	25,954	21,040
Income of investees, less dividends	(3,149)	(6,261)
(Gain) loss on asset disposals and impairments — net	14,921	(2,540)
Gain on sale of business	(13,786)	—
Provision for (benefit from) deferred taxes	90,678	(50,065)
Estimated loss on The Babcock & Wilcox Company bankruptcy settlement	—	5,887
Excess tax benefits from stock-based compensation	(13,163)	—
Other	18,421	11,972
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	114,023	1,878
Income taxes receivable	(92,437)	—
Net contracts in progress and advance billings	114,723	42,822
Accounts payable	(19,979)	(33,919)
Income taxes	31,241	7,539
Accrued and other current liabilities	(7,905)	(6,787)
Accrued employee benefits	(24,576)	(16,852)
Other, net	(3,274)	(3,808)

NET CASH PROVIDED BY OPERATING ACTIVITIES	331,259	74,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	69,981	14,439
Purchases of property, plant and equipment	(64,386)	(22,782)
Purchases of available-for-sale securities	(917,884)	(194,307)
Sales of available-for-sale securities	172,521	2,450
Maturities of available-for-sale securities	859,706	131,545
Proceeds from asset disposals	21,549	8,690
Cash acquired from the reconsolidation of The Babcock & Wilcox Company	164,200	—
Other	(2,549)	(4,657)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	303,138	(64,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	592	—
Payment of long-term debt	(236,941)	(12,734)
Issuance of common stock	13,323	4,928
Payment of debt issuance costs	(8,606)	(940)
Excess tax benefits from stock options exercised	13,163	—
Other	(336)	1,210

NET CASH USED IN FINANCING ACTIVITIES	(218,805)	(7,536)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,770	(44)
NET INCREASE IN CASH AND CASH EQUIVALENTS	417,362	2,059
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,263	259,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$436,625	$261,378

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$31,516	$9,394
Income taxes — net	$21,811	$32,258

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
     We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures consistent with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at June 30, 2006 and for the three and six months ended June 30, 2006. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
     McDermott International, Inc., a Panamanian corporation (“MII”), is the parent company of the McDermott group of companies, which includes:
•	J. Ray McDermott, S.A., a Panamanian subsidiary of MII (“JRM”), and its consolidated subsidiaries;

•	McDermott Incorporated, a Delaware subsidiary of MII (“MI”), and its consolidated subsidiaries;

•	Babcock & Wilcox Investment Company, a Delaware subsidiary of MI (“BWICO”);

•	BWX Technologies, Inc., a Delaware subsidiary of BWICO (“BWXT”), and its consolidated subsidiaries; and

•	The Babcock & Wilcox Company, a Delaware subsidiary of BWICO (“B&W”), and its consolidated subsidiaries.
     We operate in three business segments:
•	Offshore Oil and Gas Construction, previously referred to as Marine Construction Services, includes the results of operations of JRM and its subsidiaries, which supply services to offshore oil and gas field developments worldwide. This segment’s principal activities include the front-end and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems. This segment operates in most major offshore oil and gas producing regions throughout the world, including the U.S. Gulf of Mexico, Mexico, the Middle East, India, the Caspian Sea and Asia Pacific.

•	Government Operations includes the results of operations of BWXT and its subsidiaries. This segment supplies nuclear components to the U.S. Government and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”).

•	Power Generation Systems primarily includes the results of operations of B&W and its subsidiaries. This segment provides a variety of services, equipment and systems to generate steam and electric power at energy facilities worldwide. See Note 10 for further information on B&W.

     In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.
     Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.
     On February 22, 2000, B&W and certain of its subsidiaries (collectively, the “Debtors”) filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana in New Orleans (the “Bankruptcy Court”) to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Debtors took this action as a means to determine and comprehensively resolve their asbestos liability. From February 22, 2000 until February 22, 2006, B&W’s operations had been subject to the jurisdiction of the Bankruptcy Court, and as a result, our access to cash flows of B&W and its subsidiaries was restricted. See Note 10 for further information on B&W.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123(R)”), on a modified prospective application basis. SFAS 123(R) eliminates the alternative permitted under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to use Accounting Principles Board (“APB”) Opinion No. 25’s, “Accounting for Stock Issued to Employees” (“APB 25”), intrinsic value method of accounting, under which issuing stock options to employees generally did not result in recognition of compensation. Under the provisions of SFAS 123(R) and using the modified prospective application method, we recognize stock-based compensation based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards granted after December 31, 2005 and granted prior to, but not yet vested as of, December 31, 2005 on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. Under the modified prospective application, the results of prior periods are not restated.
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
     Under SFAS 123(R), the fair value of equity-classified awards, such as restricted stock and employee stock options, is determined on the date of grant and is not remeasured. Grant date fair values are determined using either the closing price of our common stock on the date of grant or an option-pricing model. We use the Black-Scholes option-pricing model (“Black-Scholes”) for measuring the fair value of stock options granted. The determination of the fair value of a share-based payment award on the date of grant using an option-pricing model requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility. For liability-classified awards, such as cash-settled performance units, fair values are determined at grant date and are remeasured at the end of each reporting period through the date of settlement.
     SFAS 123(R) requires compensation expense to be recognized net of an estimate for forfeitures, such that compensation expense is recorded only for those awards expected to vest. We will review the estimate for forfeitures on a quarterly basis and record any adjustments deemed necessary for each reporting period. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
     Additionally, SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits to be reported as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows.
     On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 to address certain issues related to SFAS 123(R). SAB 107 provides guidance on transition methods, valuation methods, income tax effects and other share-based payment topics, and we applied this guidance in our adoption of SFAS 123(R).
     On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides for an alternative transition method for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). We have elected to adopt this alternative transition method, otherwise known as the “simplified method,” in establishing our beginning APIC pool at January 1, 2006.
     See Note 4 for further discussion on stock-based compensation.
     Stock options granted to employees of B&W during the pendency Chapter 11 proceedings were accounted for using the fair value method of SFAS 123, “Accounting for Stock-Based Compensation,” as B&W employees were not considered employees of MII for purposes of APB 25. In addition, for the three and six months ended June 30, 2005, our stock-based compensation cost included amounts related to stock options that required variable accounting.
Inventories
     We carry our inventories (principally in B&W and its consolidated subsidiaries, which were not consolidated at December 31, 2005) at the lower of cost or market. We determine cost principally on the first-in-first-out basis except for certain materials inventories, for which we use the last-in-first-out method. Inventories are summarized below:

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$49,813	$305
Work in Progress	5,896	14
Finished Goods	12,455	—

Total Inventories	$68,164	$319

Recent Pronouncements
     In April 2006, the FASB issued FSP No. 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FSP 46(R)-6”). This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” and is effective for reporting periods starting after June 15, 2006. We do not expect FSP 46(R)-6 to have a significant impact on our financial condition, results of operations or cash flows.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new guidance to determine the expected impact on our financial condition, results of operations and cash flows.
     There have been no material changes to the recent pronouncements as previously reported in our annual report on Form 10-K for the year ended December 31, 2005.
NOTE 2 — DISCONTINUED OPERATIONS
     In April 2006, we completed the sale of our Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V. (“TNG”), a component of our Offshore Oil and Gas Construction segment. Pursuant to this sale, we received proceeds of $19.5 million and recorded a gain of $13.8 million. The gain is included in discontinued operations in our condensed consolidated statements of income.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the condensed consolidated statements of income for the three and six months ended June 30, 2005 has been restated for consistency to reflect TNG as a discontinued operation. Condensed financial information for our operations reported in discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
Revenues	$—	$5,486	$4,466	$8,642
Income (Loss) before Provision for (Benefit from) Income Taxes	$—	$422	$(802)	$1,502
     We have reported the assets and liabilities of TNG in our condensed consolidated balance sheets as held for sale, which are primarily comprised of the following at December 31, 2005 (unaudited; in thousands):

Net Property, Plant and Equipment	$9,476
Other Current Assets	$1,410
Accrued Liabilities — Other	$7,182
NOTE 3 — LONG-TERM DEBT AND NOTES PAYABLE
     On June 6, 2006, JRM completed a cash tender offer for all the outstanding 11% senior secured notes due 2013 (“JRM Secured Notes”). The tender offer consideration was based on a fixed-spread over specified U.S. Treasury securities, which equated to an offer price of approximately 119% of the principal amount of the notes. JRM used cash on hand to purchase the entire $200 million in aggregate principal amount of the JRM Secured Notes outstanding for approximately $249.0 million, including accrued interest of approximately $10.9 million. As a result of this early retirement of debt, JRM recognized $49.0 million of expense during the three months ended June 30, 2006.
     On June 6, 2006, JRM entered into a new $500 million senior secured credit facility with a syndicate of lenders arranged by Credit Suisse Securities (USA) LLC (the “JRM Credit Facility”). The JRM Credit Facility is comprised of a five-year, $400 million revolving credit and letter of credit subfacility (all of which may be used for the issuance of letters of credit and $250 million of which may be used for revolver borrowings), which matures on June 6, 2011, and a six-year, $100 million synthetic letter of credit subfacility, which matures on June 6, 2012. The proceeds of the JRM Credit Facility are available for working capital needs and other general corporate purposes of JRM and its subsidiaries.
NOTE 4 — STOCK-BASED COMPENSATION
     At June 30, 2006, we had several stock-based employee compensation plans, which are described below. Where required, disclosures have been adjusted for our May 2006 stock split effected in the form of a stock dividend. See Note 12 for further information regarding our stock split.

2001 Directors and Officers Long-Term Incentive Plan
     In May 2006, our shareholders approved the amended and restated 2001 Directors and Officers Long-Term Incentive Plan. Members of the Board of Directors, executive officers, key employees and consultants are eligible to participate in the plan. The Compensation Committee of the Board of Directors selects the participants for the plan. The plan provides for a number of forms of stock-based compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock units, performance shares and performance units, subject to satisfaction of specific performance goals. In addition to shares previously available under this stock plan that have not been awarded, or that were subject to awards that have been canceled, terminated, forfeited, expired, settled in cash, or exchanged for consideration not involving shares, up to 3,750,000 additional shares of our common stock were authorized for issuance through the plan in May 2006. Options to purchase shares are granted at not less than 100% of the fair market value on the date of grant, become exercisable at such time or times as determined when granted and expire not more than seven years after the date of the grant. Options granted prior to the amendment of this plan expire not more than ten years after the date of the grant.
1997 Director Stock Program
     Under our 1997 Director Stock Program, we grant options to purchase 1,350 shares of our common stock in the first year of a director’s term and 450 shares in subsequent years of such term at a purchase price that is not less than 100% of the fair market value (average of the high and low trading price) on the date of grant. These options become exercisable, in full, six months after the date of grant and expire ten years and one day after the date of grant. Under this program, we also grant rights to purchase 675 shares in the first year of a director’s term and 225 shares in subsequent years of such term at par value ($1.00 per share). These shares are subject to transfer restrictions and forfeiture provisions that lapse at the end of the director’s term.
     At June 30, 2006, we had a total of 4,161,694 shares of our common stock available for award under the 2001 Directors and Officers Long-Term Incentive Plan and the 1997 Director Stock Program.
     In the event of a change in control of our company, all these stock-based compensation programs have provisions that may cause restrictions to lapse and accelerate the exercisability of outstanding options.
     Pursuant to the adoption of SFAS 123(R), we recognized stock-based compensation expense of $1.1 million and $2.3 million related to employee stock options during the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2005, there was no stock-based compensation expense for employee stock options, other than for stock options subject to variable accounting. For stock options granted prior to the adoption of SFAS 123(R), the effect on net income and earnings per share, if we had applied the fair value recognition provisions of SFAS 123 to employee stock options, would have been as follows for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Unaudited)
	(In thousands, except per share data)
Net income, as reported	$80,919	$103,355
Add back: employee stock option compensation cost included in net income, net of related tax effects	1,662	2,689
Deduct: total employee stock option compensation cost determined under fair-value-based method, net of related tax effects	(1,609)	(3,343)

Pro forma net income	$80,972	$102,701

Earnings per share:
Basic, as reported	$0.80	$1.03
Basic, pro forma	$0.80	$1.02
Diluted, as reported	$0.75	$0.96
Diluted, pro forma	$0.75	$0.96
     For our other stock-based compensation awards, such as restricted stock and performance units, the adoption of SFAS 123(R) did not significantly change our accounting policies for the recognition of compensation expense, as we have recognized such expense in prior periods. Total compensation expense recognized for the three and six months ended June 30, 2006 and 2005 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)
	Three Months Ended June 30, 2006
Stock Options	$1,135	$(252)	$883
Restricted Stock	773	(31)	742
Performance Shares	983	(325)	658
Performance and Deferred Stock Units	947	(280)	667

TOTAL	$3,838	$(888)	$2,950

	Three Months Ended June 30, 2005
Repriced Stock Options	$901	$(216)	$685
Restricted Stock	190	(44)	146
Performance and Deferred Stock Units	1,361	(378)	983

TOTAL	$2,452	$(638)	$1,814

	Compensation	Tax	Net
	Expense	Benefit	Impact
		(Unaudited)
		(In thousands)
	Six Months Ended June 30, 2006
Stock Options	$2,274	$(510)	$1,764
Restricted Stock	956	(70)	886
Performance Shares	983	(325)	658
Performance and Deferred Stock Units	6,747	(1,779)	4,968

TOTAL	$10,960	$(2,684)	$8,276

	Six Months Ended June 30, 2005
Repriced Stock Options	$1,180	$(274)	$906
Restricted Stock	751	(177)	574
Performance and Deferred Stock Units	2,173	(588)	1,585

TOTAL	$4,104	$(1,039)	$3,065

     The impact on both basic and diluted earnings per share of stock-based compensation expense recognized for the three months ended June 30, 2006 and 2005 was $0.03 and $0.02 per share, respectively. The impact on basic earnings per share of stock-based compensation expense recognized for the six months ended June 30, 2006 and 2005 was $0.08 and $0.03 per share, respectively, and on diluted earnings per share was $0.07 and $0.03 per share, respectively.
     As of June 30, 2006, total unrecognized estimated compensation expense related to nonvested awards was $19.7 million, net of estimated tax benefits of $7.0 million. This total unrecognized estimated compensation expense consists of $4.5 million for stock options, $0.3 million for restricted stock and $14.9 million for performance shares, which are expected to be recognized over weighted average periods of 1.4 years, 0.6 years and 2.8 years, respectively. Performance and deferred stock units are marked-to-market at the end of each quarter, so there was no unrecognized compensation expense as of June 30, 2006.
Stock Options
     The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2006	2005
Risk-free interest rate	5.00%	3.90%
Expected volatility	50.00%	70.70%
Expected life of the option in years	4.94	5.70
Expected dividend yield	0.00%	0.00%
     The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility is based on historical implied volatility from publicly traded options on our common stock, historical implied volatility of the price of our common stock and other factors. The expected life of the option is based on observed historical patterns. The dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. This amount is zero because we have not paid dividends for several years and do not expect to pay dividends in the foreseeable future.
     The following table summarizes activity for our stock options for the six months ended June 30, 2006 (share data in thousands):

			Weighted-
		Weighted-	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term	(in millions)

Outstanding, beginning of period	6,577	$7.93
Granted	6	41.83
Exercised	(2,071)	7.05
Cancelled/expired/forfeited	(38)	9.69

Outstanding, end of period	4,474	$8.37	6.2 Years	$165.7

Exercisable, end of period	3,484	$7.85	5.6 Years	$130.9

     The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of each period and the exercise price of the options. This amount changes based on the fair market value of our common stock.
     The weighted average fair value of the stock options granted in the six months ended June 30, 2006 and 2005 was $20.63 and $8.69, respectively. During the six months ended June 30, 2006, the total intrinsic value of stock options exercised was $66.0 million, and we recorded cash received in the six months ended June 30, 2006 from the exercise of these stock options totaling $14.9 million. The excess tax benefits related to the stock options exercised during the six months ended June 30, 2006 was $11.5 million.
Restricted Stock
     Nonvested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows (share data in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested, beginning of period	1,064	$7.07
Granted	17	45.63
Vested	(324)	10.33
Cancelled/forfeited	(4)	6.01

Nonvested, end of period	753	$6.54

     The excess tax benefits related to the restricted stock vested during the six months ended June 30, 2006 was $1.7 million.
Performance Shares
     Nonvested performance share awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows (share data in thousands):

Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested, beginning of period	—	$—
Granted	458	46.72
Vested	—	—
Cancelled/forfeited	—	—

Nonvested, end of period	458	$46.72
Performance and Deferred Stock Units
     Nonvested performance and deferred stock unit awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows (share data in thousands):

		Aggregate
	Number	Intrinsic
	of	Value
	Units	(in millions)

Nonvested, beginning of period	693
Granted	174
Vested	(740)
Cancelled/forfeited	—
Reconsolidation of B&W	162

Nonvested, end of period	289	$13.1

     The aggregate intrinsic value included in the table above represents the total pretax intrinsic value recorded as a liability at June 30, 2006 in the condensed consolidated balance sheets. During the six months ended June 30, 2006, we paid $24.2 million for the settlement of vested performance and deferred stock units.
NOTE 5 — PENSION PLANS AND POSTRETIREMENT BENEFITS
     Components of net periodic benefit cost are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
Service cost	$5,725	$4,702	$8,455	$10,323	$14	$—	$27	$—
Interest cost	19,106	18,561	30,639	41,106	1,271	570	2,541	1,140
Expected return on plan assets	(19,508)	(20,242)	(31,451)	(45,036)	—	—	—	—
Amortization of prior service cost	469	599	648	1,225	6	—	12	—
Recognized net actuarial loss	14,568	5,584	23,849	13,037	448	416	898	833

Net periodic benefit cost	$20,360	$9,204	$32,140	$20,655	$1,739	$986	$3,478	$1,973

Note:	Amounts for 2006 include costs related to pension plans for B&W.

NOTE 6 — ACCUMULATED OTHER COMPREHENSIVE LOSS
     The components of accumulated other comprehensive loss included in stockholders’ equity (deficit) are as follows:

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$5,047	$(31,474)
Net Unrealized Loss on Investments	(648)	(789)
Net Unrealized Gain (Loss) on Derivative Financial Instruments	5,346	(857)
Minimum Pension Liability	(372,154)	(387,732)

Accumulated Other Comprehensive Loss	$(362,409)	$(420,852)

NOTE 7 — COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
     Other than as noted below, there have been no material changes in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2005:
Antitrust Litigation
     In the action filed in June 1998 against MII, JRM, MI, certain JRM subsidiaries and others in the U.S. District Court for the Southern District of Texas by Shell Offshore, Inc. and several related entities, with additional parties subsequently intervening as plaintiffs, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (the “Antitrust Litigation”), Heerema Marine Contractors (“Heerema”) has filed a motion to compel arbitration on one of the projects, and we filed a motion to compel arbitration on the Petronius project. The court has ordered all activity in the litigation be stayed and all deadlines suspended pending the court’s ruling on the arbitration motions. After Chevron filed a motion to recuse the then presiding judge in the U.S. District Court, that judge issued an order recusing himself from the proceeding and assigning the matter to a new judge.
Petronius Litigation
     On May 5, 2006, the United States Court of Appeals for the Fifth Circuit affirmed the district court’s dismissal of Texaco’s builder’s risk insurers’ subrogation claim against JRM’s vessel owning subsidiary in Texaco Exploration and Production, Inc. v. AmClyde Engineered Products Company, Inc., et al., Civil Action No. 99-3623. The deadline for Underwriters to file writs to the U.S. Supreme Court and a petition for rehearing with the Fifth Circuit have now passed. Therefore, the Fifth Circuit decision affirming the dismissal of Underwriters’ claims against JRM’s vessel owning subsidiary is final.
Apollo/Parks Township Claims — Hall Litigation
     In the lawsuit filed by Donald F. Hall, Mary Ann Hall and others against B&W and Atlantic Richfield Company, and related claims against our insurers, referred to as the “Hall Litigation” and the “Apollo/Parks Townships Claims” in our annual report on Form 10-K for the year ended December 31, 2005, we have filed a motion with the United States Bankruptcy Court for the Eastern District of Louisiana, the court which presided over the B&W Chapter 11 proceedings, to enforce the settlement agreement which was approved by the Bankruptcy Court. The Court has not yet ruled on the motion. See Note 10 for additional information.
Citgo Litigation and Settlement
     The August 2003 proceeding entitled Citgo Petroleum Corporation and PDV Midwest Refinery L.L.C. v. McDermott International, Inc, et al., filed in the Circuit Court of Cook County, Illinois and alleging claims against B&W, MII, JRM, MI and J. Ray McDermott, Inc. for damages in connection with the manufacture and sale by a former B&W division of a pipe fitting facility in 1981 that allegedly caused an August 2001 fire at a refinery in the Chicago, Illinois area, has been set for trial on October 2, 2006. First-and second-layer excess insurers have withdrawn their reservations of rights.
Other Litigation and Settlements
•	In the proceeding entitled Jose Fragoso, et al. v. American Optical Corp., et al., filed in the 404th Judicial District Court of Cameron County, Texas against a subsidiary of JRM and other defendants by plaintiffs and alleging negligence and claiming unspecified damages for exposure to silica while working at an unspecified location, the Court has entered an order dismissing the JRM subsidiary from the case pursuant to a settlement with all claimants who alleged claims against the JRM subsidiary.

•	In the proceeding entitled Warren Lester, et al. v. Exxon Mobil, et al., filed in Civil District Court, Orleans Parish, Louisiana, by approximately 600 plaintiffs against MI and other defendants and alleging personal injuries and property damages and also seeking punitive damages as a result of oilfield service pipe cleaning operations along an industrial corridor in Harvey, Louisiana, MI has been dismissed from the case by the plaintiffs without prejudice to their ability to refile the action.
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
Other
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects. This project included a limited-term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of June 30, 2006. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from B&W’s subsidiary, we believe that B&W’s subsidiary has adequate liquidity to satisfy its obligations.
     We have been advised by the Internal Revenue Service (“IRS”) of potential proposed unfavorable tax adjustments related to open tax years extending back to 2001. We have reviewed the IRS positions and have been in discussions with the IRS regarding these issues. We are presently analyzing the facts and circumstances and evaluating the potential impact, if any, regarding these issues. We have provided for amounts that we believe will be ultimately payable under the proposed adjustments, however, these proposed IRS adjustments are approximately $25 million in excess of amounts provided for in our consolidated financial statements.
NOTE 8 — SEGMENT REPORTING
     Our Power Generation Systems segment for the six months ended June 30, 2006 includes approximately four months (March through June 2006) of results attributable to B&W. We began consolidating the results of B&W when B&W emerged from bankruptcy, effective February 22, 2006. Our three and six months ended June 30, 2005 do not include any results attributable to B&W.
     An analysis of our operations by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
REVENUES:
Offshore Oil and Gas Construction	$398,848	$349,742	$694,287	$633,189
Government Operations	163,480	159,940	324,479	312,533
Power Generation Systems	488,710	—	677,733	—
Adjustments and Eliminations(1)	(2,108)	(32)	(2,662)	(113)

	$1,048,930	$509,650	$1,693,837	$945,609

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Offshore Oil and Gas Construction Transfers	$1,769	$12	$2,255	$62
Government Operations Transfers	224	20	267	51
Power Generation Systems Transfers	115	—	140	—

	$2,108	$32	$2,662	$113

OPERATING INCOME:
Segment Operating Income (Loss):
Offshore Oil and Gas Construction	$64,605	$30,122	$102,304	$55,942
Government Operations	23,645	22,642	43,557	37,056
Power Generation Systems	23,246	(219)	48,994	(438)

	$111,496	$52,545	$194,855	$92,560

Gain (Loss) on Asset Disposal and Impairments — Net:

Offshore Oil and Gas Construction	$38	$242	$(16,012)	$2,534
Government Operations	1,069	2	1,069	6
Power Generation Systems	(22)	—	22	—

	$1,085	$244	$(14,921)	$2,540

Equity in Income (Loss) of Investees:

Offshore Oil and Gas Construction	$(715)	$(175)	$(1,381)	$(269)
Government Operations	6,046	7,092	12,499	16,715
Power Generation Systems	2,009	481	3,769	823

	$7,340	$7,398	$14,887	$17,269

Segment Income:

Offshore Oil and Gas Construction	$63,928	$30,189	$84,911	$58,207
Government Operations	30,760	29,736	57,125	53,777
Power Generation Systems	25,233	262	52,785	385

	119,921	60,187	194,821	112,369
Corporate	(8,780)	(6,132)	(17,152)	(18,701)

TOTAL	$111,141	$54,055	$177,669	$93,668

NOTE 9 — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share, as adjusted for the stock split effected in the form of a stock dividend in May 2006 (see Note 12):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except shares and per share amounts)
Basic:

Net income for basic computation	$45,444	$80,919	$99,567	$103,355

Weighted average common shares	108,636,007	101,403,455	108,001,976	100,782,407

Basic earnings per common share	$0.42	$0.80	$0.92	$1.03

Diluted:

Net income for diluted computation	$45,444	$80,919	$99,567	$103,355

Weighted average common shares (basic)	108,636,007	101,403,455	108,001,976	100,782,407
Effect of dilutive securities:
Stock options, restricted stock and performance shares	5,324,227	6,833,118	5,455,607	6,446,550

Adjusted weighted average common shares and assumed conversions	113,960,234	108,236,573	113,457,583	107,228,957

Diluted earnings per common share	$0.40	$0.75	$0.88	$0.96
NOTE 10 — THE BABCOCK & WILCOX COMPANY
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
     On February 22, 2000, B&W and certain of its subsidiaries filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Louisiana (the “Bankruptcy Court”) in New Orleans to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Included in the filing were B&W and its subsidiaries, Americon, Inc., Babcock & Wilcox Construction Co., Inc. and Diamond Power International, Inc. (collectively with B&W, the “Debtors”). The Debtors took this action as a means to determine and comprehensively resolve all pending and future asbestos liability claims against them. On February 22, 2006, the Debtors emerged from Chapter 11.
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
     The terms of the Settlement and the plan of reorganization include a mechanism that would potentially limit the consideration to be contributed to the asbestos personal injury trust if U.S. federal legislation to resolve asbestos claims through a national trust is enacted and becomes law. That legislation includes “The Fairness in Asbestos Injury Resolution Act of 2005” (H.R. 1360), introduced as a bill in March 2005 in the U.S. House of Representatives, and Senate Bill S. 852, introduced in the U. S. Senate on April 19, 2005 and reported favorably out of the Senate Judiciary Committee on May 26, 2005. The Senate subsequently took up for consideration S. 852 but, on February 14, 2006, failed to waive the requirements of the Congressional Budget Act, as a result of which S. 852 was recommitted to the Senate Judiciary Committee. On May 26, 2006, an amended version of S. 852, entitled “The Fairness in Asbestos Injury Resolution Act of 2006,” was introduced as S. 3274. The Senate Judiciary Committee held hearings on S. 3274 on June 7, 2006. H.R. 1360, S. 852 and S. 3274, which we refer to collectively as the “FAIR Act,” would create a privately funded, federally administered trust fund to resolve pending and future asbestos-related personal injury claims.
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
     On June 7, 1994, Donald F. Hall, Mary Ann Hall and others filed suit against B&W and ARCO in the United States District Court for the Western District of Pennsylvania. The suit, which has been amended from time to time, presently involves approximately 500 separate claims for compensatory and punitive damages relating to the operation of two nuclear fuel processing facilities located in Apollo and Parks Township, Pennsylvania (the “Hall Litigation”). The plaintiffs in the Hall Litigation allege, among other things, that they suffered personal injury, property damage and other damages as a result of radioactive emissions from these facilities. In September 1998, a jury found B&W and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36.7 million in compensatory damages. In the course of that trial, B&W settled all pending punitive damages claims in the Hall Litigation for $8.0 million. In June 1999, the Court set aside the $36.7 million judgment and ordered a new trial on all issues. In November 1999, the Court allowed an interlocutory appeal by the plaintiffs of some of the issues, including the granting of the new trial and the Court’s rulings on specified evidentiary matters, which, following B&W’s bankruptcy filing, the Third Circuit Court of Appeals declined to accept for review.
     The plan of reorganization did not impair the claims against B&W for nuclear-related injuries allegedly arising from the operation of the nuclear-fuel processing facilities in Apollo and Parks Township, including the claims asserted in the Hall Litigation (the “Apollo/Parks Township Claims”), which were permitted to pass through the bankruptcy proceeding unaffected by it. Nevertheless, during the process of confirmation of that plan, B&W, representatives of the individuals who have asserted Apollo/Parks Township Claims in the pending Hall Litigation and ARCO negotiated a form of settlement agreement, which was approved by the Bankruptcy Court at the same time that the plan was confirmed. That form of settlement agreement contemplates, among other things, that:
•	B&W and ARCO will be provided full and complete releases with respect to all Apollo/Parks Township Claims from each of the “Apollo/Parks Township Releasors” (as that term is defined in the form of settlement agreement generally to mean the existing claimants in the Hall Litigation and other Apollo/Parks Township present claimants that are represented by counsel for the claimants in the Hall Litigation);

•	ARCO will make a $27.5 million cash payment to the Apollo/Parks Township Releasors after all conditions precedent to such payment, as set forth in the form of settlement agreement, have occurred;

•	B&W will make a $47.5 million cash payment to the Apollo/Parks Township Releasors after all conditions precedent to such payment, as set forth in the form of settlement agreement, have occurred;

•	B&W will make a $12.5 million payment to the Apollo/Parks Township Releasors on the third anniversary of the effective date of the Plan, or after all conditions precedent to such payment, as set forth in the form of settlement agreement, have occurred; and

•	B&W and ARCO will retain all insurance rights relating to all Apollo/Parks Township Claims.
     After the plan became effective, counsel for the Hall Claimants attempted to change the terms of the settlement agreement that they had previously negotiated and that the Bankruptcy Court had approved. B&W, thereupon, filed a motion with the Bankruptcy Court to enforce the settlement agreement it had previously approved. The hearing on this motion took place on June 28, 2006 and, by Order dated July 6, 2006, the Bankruptcy Court took the matter under advisement. The Bankruptcy Court has not yet ruled on that motion.
     We intend to seek reimbursement from our nuclear insurers for all amounts that would be paid by B&W under this settlement, if and when it is consummated. Our nuclear insurers have not agreed to fund this settlement. Subject to the execution of a definitive settlement agreement, we believe these claims will be resolved within the limits of coverage of our insurance policies. However, should the proposed settlement of the Hall Litigation not be consummated, nonsettling other present claims prove excessive, or additional future claims be asserted, there may be an issue as to whether our insurance coverage is adequate; and, we may be materially and adversely impacted if our liabilities exceed our coverage. See Note 7 for additional information.

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
     Under the terms of the Settlement and the plan of reorganization, MI was allowed to maintain its equity in B&W and reconsolidate B&W’s operations as of February 22, 2006. Based on the Settlement and the plan of reorganization and the fact that we are reacquiring control of B&W, we accounted for the difference between the carrying amount of our investment in B&W and B&W’s net assets in a manner similar to a step acquisition by applying the guidelines of SFAS No. 141, “Business Combinations.” Our investment in B&W consists of the previously proposed settlement liability disclosed above totaling $146.7 million and certain other liabilities and adjustments related to the B&W Chapter 11 proceedings totaling $60.5 million, bringing our total investment basis in B&W to a negative $207.2 million. The net asset basis of B&W reconsolidated at February 22, 2006 totaled a negative $186.3 million. As a result, we had a basis differential between our investment base in B&W and the net assets reconsolidated totaling a negative $20.9 million. We have accounted for this basis difference as negative goodwill and have reduced our consolidated goodwill relating to B&W accordingly in the reconsolidation.
     We have included the results of B&W effective from February 22, 2006 in our consolidated financial statements. In the three and six months ended June 30, 2006, we have included the following for B&W in our consolidated financial statements (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Income Statement Information:
Revenues	$488,710	$677,733
Operating Income	$23,031	$49,284
Income From Continuing Operations	$21,627	$47,369
Net Income	$13,671	$30,331

	As of June 30,
	2006
Balance Sheet Information:
Current Assets	$660,792
Long-Term Assets	$609,341
Current Liabilities	$713,433
Long-Term Liabilities	$585,993

     The unaudited pro forma information below presents combined results of operations as if B&W and MII had been reconsolidated at the beginning of the respective periods presented. This pro forma information is not necessarily indicative of the results of operations of the combined entities had the combination occurred at the beginning of the periods presented, nor is it indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$1,048,930	$878,274	$1,952,104	$1,658,803
Operating Income	$111,141	$64,835	$179,347	$127,596
Net Income	$45,444	$87,239	$101,359	$122,395

Diluted Earnings per Share	$0.40	$0.81	$0.89	$1.14
     Credit Facility
     On February 22, 2006, B&W entered into a $650 million senior secured credit facility with a syndicate of lenders arranged by Credit Suisse Securities (USA) LLC (the “B&W Facility”) to replace B&W’s debtor-in-possession credit facility, which was terminated. The B&W Facility includes a five-year, $200 million revolving credit subfacility (the entire availability of which may be used for the issuance of letters of credit or working capital requirements), a six-year, $200 million letter of credit subfacility and a commitment by certain of the lenders to loan B&W up to $250 million in term debt to refinance the B&W Note. The term loan may only be used by B&W in a single draw to refinance amounts outstanding under the B&W Note, and the commitment of the lenders to make this loan expires on December 1, 2006. As of June 30, 2006, no borrowings were outstanding, and letters of credit with an aggregate face amount of $232.8 million were outstanding. In addition, at June 30, 2006 B&W had miscellaneous letters of credit outstanding with a U.S. bank totaling $1.1 million.
NOTE 11 — RESTRICTED CASH
     At June 30, 2006, we had restricted cash and cash equivalents totaling $85.0 million, $5.1 million of which serves as collateral for letters of credit; $1.5 million serves as collateral for foreign exchange trading and other financial obligations; $16.6 million is required to meet reinsurance reserve requirements of our captive insurance companies; and $61.8 million is held in restricted foreign accounts.
NOTE 12 — COMMON STOCK SPLIT
     On May 3, 2006, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend. The dividend was paid on May 31, 2006 to stockholders of record as of the close of business on May 17, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.
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
     In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	decisions on spending by the U.S. Government;

•	decisions on spending by utilities;

•	the highly competitive nature of our businesses;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments, and availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our industries;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	the potential impact on available insurance due to bankruptcy filings by asbestos-troubled companies;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	realization of deferred tax assets;

•	consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including, among others, countries in the Middle East, Asia Pacific and the former Soviet Union;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit; and

•	our ability to maintain builder’s risk, liability and property insurance in amounts we consider adequate at rates that we consider economical.

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
GENERAL
     In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues. Each of our business segments has been capitalized and is financed on a stand-alone basis. Our debt covenants generally limit using the financial resources or the movement of excess cash from one segment for the benefit of the other. For further discussion, see “Liquidity and Capital Resources” below.
     As of June 30, 2006, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover potential increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates, or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flows.
     We have been advised by the Internal Revenue Service (“IRS”) of potential proposed unfavorable tax adjustments related to open tax years extending back to 2001. We have reviewed the IRS positions and have been in discussions with the IRS regarding these issues. We are presently analyzing the facts and circumstances and evaluating the potential impact, if any, regarding these issues. We have provided for amounts that we believe will be ultimately payable under the proposed adjustments, however, these proposed IRS adjustments are approximately $25 million in excess of amounts provided for in our consolidated financial statements.
Offshore Oil and Gas Construction Segment
     At June 30, 2006, JRM had approximately $39 million in accounts and notes receivable due from its joint venture in Mexico. A note receivable is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. This joint venture has experienced liquidity problems. Recognition of a gain of approximately $5.4 million on the sale of the DB17 is currently being deferred. JRM has developed a plan regarding its Mexican market strategy and has entered into negotiations to terminate its interest in this joint venture. As a result, JRM recorded an impairment loss totaling approximately $16.4 million in the six months ended June 30, 2006 attributable to currency translation losses recorded in accumulated other comprehensive loss.
     The amount of revenues our Offshore Oil and Gas Construction segment (previously referred to as Marine Construction Services) generates largely depends on the level of oil and gas development activity in the world’s major hydrocarbon-producing regions. The decision-making process for oil and gas companies in making capital expenditures on our services for a development project differs depending on whether the project involves new or existing development. In the case of new development projects, the demand for our services generally follows the exploratory drilling and, in some cases, initial development drilling activities.

Based on the results of these activities and evaluations of field economics, customers determine whether to install new platforms and new infrastructure, such as subsea gathering lines and pipelines. For existing development projects, demand for our services is generated by decisions to, among other things, expand development in existing fields and expand existing infrastructure.
Government Operations Segment
     The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, BWXT is a significant participant in the defense industry. Additionally, with BWXT’s unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is well-positioned to continue to participate in the continuing cleanup and management of the Department of Energy’s (“DOE”) nuclear sites and weapons complexes.
Power Generation Systems
     The Power Generation Systems segment consists primarily of the operations of B&W, which were not consolidated in our financial results at December 31, 2005. B&W is a leading supplier of fossil fuel-fired steam generating systems, replacement commercial nuclear steam generators, environmental equipment and components and related services to customers around the world. It designs, engineers, manufactures and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. See Note 10 to our unaudited condensed consolidated financial statements included in this report for further information regarding B&W.
     For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005. Additionally, see the accounting policy for inventory in Note 1 to our unaudited condensed consolidated financial statements included in this report. Other than changes to policies related to stock-based compensation referenced below, there have been no material changes to these policies during the six months ended June 30, 2006.
Stock-Based Compensation
     We have several stock-based employee compensation plans, which are described more fully in Note 4 to our unaudited condensed consolidated financial statements included in this report. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Effective January 1, 2006, we adopted the provisions of the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123(R)”), on a modified prospective application basis. SFAS 123(R) eliminates the alternative permitted under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to use APB 25’s intrinsic value method of accounting, under which issuing stock options to employees generally did not result in recognition of compensation. Under the provisions of SFAS 123(R) and using the modified prospective application method, we recognize stock-based compensation, net of an estimated forfeiture rate, for all share-based awards granted after December 31, 2005 and granted prior to, but not yet vested as of, December 31, 2005 on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. Under the modified prospective application, the results of prior periods are not restated.
     Pursuant to the adoption of SFAS 123(R), we recognized stock-based compensation expense of $1.1 million and $2.3 million related to employee stock options during the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2005, there was no stock-based compensation expense for employee stock options, other than for stock options subject to variable accounting. For our other stock-based compensation awards, such as restricted stock and performance units, the adoption of SFAS 123(R) did not significantly change our accounting policies for the recognition of compensation expense, as we have recognized such expense in prior periods. Total compensation expense recognized for the three and six months ended June 30, 2006 and 2005 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)
	Three Months Ended June 30, 2006
Stock Options	$1,135	$(252)	$883
Restricted Stock	773	(31)	742
Performance Shares	983	(325)	658
Performance and Deferred Stock Units	947	(280)	667

TOTAL	$3,838	$(888)	$2,950

	Three Months Ended June 30, 2005
Repriced Stock Options	$901	$(216)	$685
Restricted Stock	190	(44)	146
Performance and Deferred Stock Units	1,361	(378)	983

TOTAL	$2,452	$(638)	$1,814

	Six Months Ended June 30, 2006
Stock Options	$2,274	$(510)	$1,764
Restricted Stock	956	(70)	886
Performance Shares	983	(325)	658
Performance and Deferred Stock Units	6,747	(1,779)	4,968

TOTAL	$10,960	$(2,684)	$8,276

	Six Months Ended June 30, 2005
Repriced Stock Options	$1,180	$(274)	$906
Restricted Stock	751	(177)	574
Performance and Deferred Stock Units	2,173	(588)	1,585

TOTAL	$4,104	$(1,039)	$3,065

     The impact on both basic and diluted earnings per share of stock-based compensation expense recognized for the three months ended June 30, 2006 and 2005 was $0.03 and $0.02 per share, respectively. The impact on basic earnings per share of stock-based compensation expense recognized for the six months ended June 30, 2006 and 2005 was $0.08 and $0.03 per share, respectively, and on diluted earnings per share was $0.07 and $0.03 per share, respectively.
     As of June 30, 2006, total unrecognized estimated compensation expense related to nonvested awards was $19.7 million, net of estimated tax benefits of $7.0 million. This total unrecognized estimated compensation expense consists of $4.5 million for stock options, $0.3 million for restricted stock and $14.9 million for performance shares, which are expected to be recognized over weighted average periods of 1.4 years, 0.6 years and 2.8 years, respectively. Performance and deferred stock units are marked-to-market at the end of each quarter, so there was no unrecognized compensation expense as of June 30, 2006.
     The determination of the fair value of a share-based payment award on the date of grant using an option-pricing model requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility. Prior to the adoption of SFAS 123(R), we used the Black-Scholes option-pricing model (“Black-Scholes”) for the pro forma information required to be disclosed under SFAS 123, as originally issued, and we believe this model will continue to provide appropriate fair values under the provisions of

SFAS 123(R). See Note 4 to our unaudited condensed consolidated financial statements included in this report for further discussion on stock-based compensation.
RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005
Offshore Oil and Gas Construction
     Revenues increased approximately 14%, or $49.1 million, to $398.8 million in the three months ended June 30, 2006, primarily due to increased fabrication activity in our Middle East region and increases in marine projects worldwide. These increases were partially offset by decreases in fabrication activities in our Americas and Caspian regions. Revenues from other activities in JRM increased slightly in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
     Segment operating income (loss), which is before equity in income (loss) of investees and gain (loss) on asset disposals and impairments – net, increased $34.5 million from $30.1 million in the three months ended June 30, 2005 to $64.6 million in the three months ended June 30, 2006. Approximately $21 million of this increase is attributable to profit previously deferred at March 31, 2006 since the inception of a project for Dolphin Energy Ltd., which has been accounted for under our deferred profit recognition policy, as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, this project was substantially complete, and the profit earned since inception to date was recognized during the three months ended June 30, 2006, in accordance with our policy. In addition, we experienced higher margins and improvements in our Middle East and Caspian regions and in our marine projects in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. These increases were partially offset by higher selling, general and administrative expenses in the three months ended June 30, 2006.
     Equity in income (loss) of investees decreased $0.5 million to a loss of $0.7 million in the three months ended June 30, 2006, primarily due to our share of expenses in our deepwater solutions joint venture formed in late 2005.
Government Operations
     Revenues increased approximately 2%, or $3.5 million, to $163.5 million in the three months ended June 30, 2006, primarily due to higher volumes in the manufacture of nuclear components for certain U. S. Government programs. Also, contributing to this increase were higher volumes in commercial nuclear environmental services work that include additional environmental engineering work, an additional fee from a subcontract at a DOE site cleanup in Ohio and work performed for a transition in New Mexico. In addition, we experienced higher volumes from our other government work producing fuel for research test reactors and DOE fuel development for commercial reactors. These increases were partially offset by lower revenues in the three months ended June 30, 2006 due to the completion of a downblending contract to downblend 50 metric tons of highly enriched uranium to low enriched uranium.
     Segment operating income (loss), which is before equity income (loss) of investees and gain (loss) on asset disposals and impairments – net, increased $1.0 million to $23.6 million in the three months ended June 30, 2006, primarily due to an increase in our other government work producing fuel for research test reactors and DOE fuel development for commercial reactors. In addition, there was an increase in our commercial nuclear environmental services work that includes additional environmental engineering work, an additional fee from a subcontract at a DOE site cleanup in Ohio and work performed for a transition in New Mexico. These increases were partially offset by higher general and administrative expenses, primarily due to increased facility management oversight costs, an increased environmental reserve in Pennsylvania and lower margins from our manufacture of nuclear components for certain U.S. Government programs.

     Gain (loss) on asset disposals and impairments — net increased $1.1 million in the three months ended June 30, 2006, attributable to the sale of noncore machinery.
     Equity in income (loss) of investees decreased $1.0 million to $6.0 million, primarily due to the decision to terminate a joint venture R&D program, partially offset by timing of a fee at a joint venture in Idaho and some improved fees at sites in Texas and Tennessee.
Power Generation Systems
     Our Power Generation Systems segment consists primarily of B&W, which was not consolidated in the three months ended June 30, 2005. The Revenues and Segment Operating Income (Loss) of this segment for the three months ended June 30, 2006 are substantially all attributable to B&W, which was reconsolidated into our results effective February 22, 2006. Equity in income (loss) of investees was higher in the three months ended June 30, 2006 by $1.5 million primarily attributable to income recognized from a joint venture in China, which was placed on the equity method of accounting in 2006.
Corporate
     Unallocated Corporate expenses increased $2.7 million from $6.1 million in the three months ended June 30, 2005 to $8.8 million in the three months ended June 30, 2006, primarily due to higher departmental expenses and additional stock-based compensation expense resulting from the adoption of SFAS 123(R). These increases were partially offset by lower legal expenses related to the B&W Chapter 11 proceedings in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
Other Income Statement Items
     Interest income increased $7.0 million to $12.5 million in the three months ended June 30, 2006, primarily due to an increase in average cash equivalents and investments and prevailing interest rates.
     Interest expense decreased $1.8 million to $7.1 million in the three months ended June 30, 2006, primarily due to higher interest in June 2005 on the JRM Secured Notes retired in 2006 partially offset by higher amortization of debt issuance costs and fees in the three months ended June 30, 2006 on our credit facilities.
     In the three months ended June 30, 2006 we recorded additional interest expense totaling approximately $2.6 million for potential U. S. tax deficiencies.
     On June 6, 2006, JRM completed a tender offer and used current cash on hand to purchase $200 million in aggregate principal amount of its 11% senior secured notes due 2013 (“JRM Secured Notes”) for approximately $249.0 million, including accrued interest of approximately $10.9 million. As a result of this early retirement of debt, JRM recognized $49.0 million of expense during the three months ended June 30, 2006.
     Other-net expense increased $7.2 million from income of $2.8 million to expense of $4.4 million, primarily due to currency exchange losses incurred in the three months ended June 30, 2006.
Provision for (Benefit from) Income Taxes
     In the three months ended June 30, 2006, the provision for (benefit from) income taxes increased $62.4 million from a benefit of $33.6 million to a provision of $28.8 million, while income before provision for (benefit from) income taxes increased $13.3 million to $60.4 million. Our effective tax rate for the three months ended June 30, 2006 was approximately 47.6%. We recorded no tax benefit on the $49 million expense associated with the retirement of the JRM Secured Notes discussed above.
     As more fully disclosed in Part II of our annual report on Form 10-K for the year ended December 31, 2005, in the three months ended June 30, 2005, we reversed a federal deferred tax asset valuation allowance totaling approximately $50.4 million, which eliminated a MI federal deferred tax asset valuation allowance associated with our minimum pension liability. This adjustment recorded in the three months ended June 30, 2005 resulted in a benefit in our provision for income taxes in that period.

     MII is a Panamanian corporation that has earned all of its income outside of Panama. Under Panamanian tax law, MII is not subject to income tax in Panama on income earned outside of Panama.
     We have provided for income taxes based on the tax laws and rates in the countries in which we conduct our operations. MII and its subsidiaries operate in the United States and various other taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.
     Income (loss) before provision for (benefit from) income taxes, provision for (benefit from) income taxes and effective tax rates for MII major subsidiaries are as follows:

	Income (loss) before		Provision for
	Provision for (Benefit from)		(Benefit from)		Effective
	Income Taxes		Income Taxes		Tax Rate
	For the three months ended June 30,
	2006	2005	2006	2005	2006	2005
	(In thousands)		(In thousands)
Primarily United States:
MI	$45,056	$19,812	$16,394	$(39,277)	36.39%	(198.25)%
J. Ray McDermott Holdings, Inc.	$(56,757)	$5,663	$6	$45	(0.01)%	0.79%
Non-United States:
International Subsidiaries	$72,127	$21,612	$12,368	$5,620	17.15%	26.00%

Total MII	$60,426	$47,087	$28,768	$(33,612)	47.61%	(71.38)%

     MI is subject to United States federal income tax at the rate of 35%. The effective tax rate of MI is primarily affected by applicable state income taxes on its profitable U.S. subsidiaries. The effective tax rate of MI for the three months ended June 30, 2005 is impacted by the B&W Chapter 11 settlement adjustment booked in that period, which generated little or no associated U.S income tax effect and the valuation allowance adjustment discussed above.
     J.Ray McDermott Holdings, Inc. (“JRMHI”) is subject to United States income tax at a rate of 35%. No current United States income tax is payable by JRMHI due to its accumulated losses. JRMHI’s valuation allowance for the realization of deferred tax assets had been adjusted in accordance with SFAS No. 109. JRMHI’s provision for income taxes is primarily associated with its operations performed outside of the United States, which has no relationship to its income (loss) before provision for (benefit from) income taxes.
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2006 vs. SIX MONTHS ENDED JUNE 30, 2005
Offshore Oil and Gas Construction
     Revenues increased approximately 10%, or $61.1 million, to $694.3 million in the six months ended June 30, 2006, primarily due to increased activity in our Middle East region and increases in our marine projects worldwide. These increases were partially offset by decreases in fabrication activities in our Americas region. In addition, revenues from other activities in JRM increased slightly in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Segment operating income (loss), which is before equity in income (loss) of investees and gain (loss) on asset disposals and impairments — net, increased $46.4 million from $55.9 million in the six months ended June 30, 2005 to $102.3 million in the six months ended June 30, 2006. Approximately $21 million of this increase is attributable to profit previously deferred since the inception of a project for Dolphin Energy Ltd., which has been accounted for under our deferred profit recognition policy as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, this project was substantially complete, and the profit earned since inception to date was recognized during the three months ended June 30, 2006, in accordance with our policy. In addition, we experienced higher margins and improvements in our Middle East and Caspian regions and in our marine projects in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. These increases were partially offset by decreases in fabrication activities in our Americas region and decreases in our other operations. In addition, selling, general and administrative expenses increased in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Gain (loss) on asset disposals and impairments — net decreased $18.5 million to a loss of $16.0 million in the six months ended June 30, 2006 from a gain of $2.5 million in the six months ended June 30, 2005. This reduction was attributable to an impairment of $16.4 million associated with our joint venture in Mexico in the six months ended June 30, 2006 and gains of approximately $2.5 million on sales of various nonstrategic assets in the six months ended June 30, 2005.
     Equity in income (loss) of investees decreased $1.1 million to a loss of $1.4 million in the six months ended June 30, 2006, primarily due to our share of expenses in our deepwater solutions joint venture formed in late 2005.
Government Operations
     Revenues increased approximately 4%, or $11.9 million, to $324.5 million in the six months ended June 30, 2006, primarily due to higher volumes in the manufacture of nuclear components for certain U. S. Government programs. In addition, there were higher volumes from our other government work producing fuel for research test reactors and DOE fuel development for commercial reactors. Also, contributing to these increases were higher volumes in commercial nuclear environmental services work that include additional environmental engineering work and work performed for a transition in New Mexico. These increases were partially offset by lower revenues from a fuel cell development project, which has been terminated, along with lower revenues from a subcontract at a DOE site cleanup in Ohio. In addition, these increases were also partially offset by lower revenues in the six months ended June 30, 2006 due to the completion of a downblending contract to downblend 50 metric tons of highly enriched uranium to low enriched uranium.
     Segment operating income (loss), which is before equity in income (loss) of investees, increased $6.5 million to $43.6 million in the six months ended June 30, 2006, primarily due to higher volume and margins from our manufacture of nuclear components for certain U.S. Government programs, our commercial nuclear environmental services work and other commercial work. These increases were partially offset by higher general and administrative expenses, primarily due to higher facility management oversight costs and an increased environmental reserve in Pennsylvania.
     Gain (loss) on asset disposals and impairments — net increased $1.1 million in the six months ended June 30, 2006, attributable to the sale of noncore machinery.
     Equity in income (loss) of investees decreased $4.2 million to $12.5 million in the six months ended June 30, 2006, primarily due to the decision to terminate a joint venture R&D program along with decreased scope at a joint venture in Idaho.
Power Generation Systems
     Our Power Generation Systems segment consists primarily of B&W, which was not consolidated in the six months ended June 30, 2005. The Revenues and Segment Operating Income (Loss) of this segment for the six months ended June 30, 2006 are substantially all attributable to B&W, which was reconsolidated into our results effective February 22, 2006 and include approximately four months’ results in the six months ended June 30, 2006. Equity in income (loss) of investees was higher in the six months ended June 30, 2006 by $2.9 million, primarily attributable to income recognized from a joint venture in China, which was placed on the equity method of accounting during the six months ended June 30, 2006.
Corporate
     Unallocated corporate expenses decreased $1.5 million from $18.7 million in the six months ended June, 2005 to $17.2 million in the six months ended June 30, 2006. The six months ended June 30, 2005 included approximately $2.3 million of pension plan expense related to B&W and unfavorable results from one of our captive insurance companies totaling approximately $3.0 million. In addition, we experienced lower departmental expenses in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. These lower departmental expenses were partially offset by higher stock-based compensation expense attributable to the rise in our stock price and our adoption of SFAS 123(R) in the six months ended June 30, 2006.
Other Income Statement Items
     Interest income increased $11.6 million to $20.0 million in the six months ended June 30, 2006, primarily due to increases in average cash equivalents and investments and prevailing interest rates.
     We recorded a reduction in interest expense for the six months ended June 30, 2006 totaling approximately $13.2 million attributable to a settlement MI reached with the U.S. and Canadian tax authorities related to transfer pricing issues. In addition, in the six months ended June 30, 2006, we recorded an increase in interest expense totaling approximately $2.6 million for potential U.S. tax deficiencies.
     Interest expense decreased $1.2 million to $17.4 million in the six months ended June 30, 2006, primarily due to higher interest expense in the prior period on retired debt partially offset by higher costs in the current period on our credit facilities.
     On June 6, 2006, JRM completed a tender offer and used current cash on hand to purchase $200 million in aggregate principal amount of the JRM Secured Notes for approximately $249.0 million, including accrued interest of approximately $10.9 million. As a result of this early retirement of debt, JRM recognized $49.0 million of expense during the six months ended June 30, 2006.
     Other-net increased $11.6 million from income of $5.6 million to expense of $6.0 million in the six months ended June 30, 2006, primarily due to currency exchange losses in the current period and dividends received from cost method investments in the prior period.
Provision for (Benefit from) Income Taxes
     In the six months ended June 30, 2006, the provision for (benefit from) income taxes increased $68.3 million from a benefit of $19.1 million to a provision of $49.2 million, while income before provision for (benefit from) income taxes increased $52.7 million to $135.8 million. Our effective tax rate for the six months ended June 30, 2006 was approximately 36.2%. We recorded no tax benefit on the $49 million expense associated with the retirement of the JRM Secured Notes discussed above.
     As more fully disclosed in Part II of our annual report on Form 10-K for the year ended December 31, 2005, in the six months ended June 30, 2005, we reversed a federal deferred tax asset valuation allowance totaling approximately $50.4 million, which eliminated our MI federal deferred tax asset valuation allowance associated with our minimum pension liability. This adjustment recorded in the six months ended June 30, 2005 resulted in a benefit in our provision for income taxes in that period.
     MII is a Panamanian corporation that has earned all of its income outside of Panama. Under Panamanian tax law, MII is not subject to income tax in Panama on income earned outside of Panama.
     We have provided for income taxes based on the tax laws and rates in the countries in which we conduct our operations. MII and its subsidiaries operate in the United States and various other taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, are responsible for shifts in our effective tax rate.
     Income (loss) before provision for (benefit from) income taxes, provision for (benefit from) income taxes and effective tax rates for MII major subsidiaries are as follows:

	Income (loss) before		Provision for
	Provision for (Benefit from)		(Benefit from)		Effective
	Income Taxes		Income Taxes		Tax Rate
	(Unaudited)
	For the six months ended June 30,
	2006	2005	2006	2005	2006	2005
	(In thousands)		(In thousands)
Primarily United States:
MI	$104,597	$35,943	$29,018	$(32,732)	27.74%	(91.07)%
J. Ray McDermott Holdings, Inc.	(89,085)	(2,407)	12	51	(0.01)%	(2.12)%
Non-United States:
International Subsidiaries	120,323	49,603	20,132	13,555	16.73%	27.33%

Total MII	$135,835	$83,139	$49,162	$(19,126)	36.19%	(23.00)%

     MI is subject to United States federal income tax at the rate of 35%. The effective tax rate of MI is primarily affected by applicable state income taxes on its profitable U.S. subsidiaries. In the six months ended June 30, 2006, MI reached a settlement in a tax dispute with United States and Canadian tax authorities, primarily related to transfer pricing matters, resulting in an adjustment to the tax liability and associated accrued interest established for the disputed item. This favorably impacted MI’s income before income taxes and provision for income taxes by $13.2 million and $4.7 million, respectively. In addition, the effective tax rate of MI for the six months ended June 30, 2005 is impacted by the B&W Chapter 11 settlement adjustment booked in that period, which generated little or no associated U.S income tax effect and the valuation allowance adjustment discussed above.
     J.Ray McDermott Holdings, Inc. (“JRMHI”) is subject to United States income tax at a rate of 35%. No current United States income tax is payable by JRMHI due to its accumulated losses. JRMHI’s valuation allowance for the realization of deferred tax assets had been adjusted in accordance with SFAS No. 109. JRMHI’s provision for income taxes is primarily associated with its operations performed outside of the United States, which has no relationship to its income (loss) before provision for income taxes.
Backlog

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Offshore Oil and Gas Construction	$3,231,059	$1,781,917
Government Operations	1,524,306	1,772,258
Power Generation Systems	3,056,313	—

TOTAL BACKLOG	$7,811,678	$3,554,175

     At June 30, 2006, our Offshore Oil and Gas Construction’s backlog included approximately $22 million for a project for Dolphin Energy Ltd. that was accounted for under our deferred profit recognition policy, as disclosed in our annual report on Form 10-K for the year ended December 31, 2005. At June 30, 2006, we reached a completion level of greater than 70% on this project, with its gross profit probable and reasonably estimable. As a result, we have recognized the gross profit previously deferred totaling $21 million in the three months ended June 30, 2006. Of the June 30, 2006 backlog in this segment, we expect to recognize revenues of approximately $807 million in the remainder of 2006, $1.2 billion in 2007 and the remainder thereafter.
     At June 30, 2006, our Government Operations’ backlog with the U. S. Government was $1.5 billion, which is substantially fully funded. Only $36.0 million has not been funded as of June 30, 2006. Of the June 30, 2006 backlog in this segment, we expect to recognize revenues of approximately $290 million in the remainder of 2006, $473 million in 2007 and the remainder thereafter.
     At June 30, 2006, our Power Generation Systems’ backlog is attributable to B&W, which was not consolidated in our financial results at December 31, 2005. Backlog for B&W at December 31, 2005 totaled approximately $2.1 billion. At June 30, 2006, Power Generation Systems’ backlog with the U. S. Government was $80.8 million, which was fully funded. Of the June 30, 2006 backlog in this segment, we expect to recognize revenues of approximately $820 million in the remainder of 2006, $1.3 billion in 2007 and the remainder thereafter.
Liquidity and Capital Resources
JRM
     On June 6, 2006, JRM completed a cash tender offer for all the outstanding 11% senior secured notes due 2013 (“JRM Secured Notes”). The tender offer consideration was based on a fixed-spread over specified U.S. Treasury securities, which equated to an offer price of approximately 119% of the principal amount of the notes. JRM used cash on hand to purchase the entire $200 million in aggregate principal amount of the JRM Secured Notes outstanding for approximately $249.0 million, including accrued interest of approximately $10.9 million. As a result of this early retirement of debt, JRM recognized $49.0 million of expense during the three months ended June 30, 2006.
     On June 6, 2006, JRM entered into a new $500 million senior secured credit facility with a syndicate of lenders arranged by Credit Suisse Securities (USA) LLC (the “JRM Credit Facility”). The JRM Credit Facility is comprised of a five-year, $400 million revolving credit and letter of credit subfacility (all of which may be used for the issuance of letters of credit and $250 million of which may be used for revolver borrowings), which matures on June 6, 2011, and a six-year, $100 million synthetic letter of credit subfacility, which matures on June 6, 2012. The proceeds of the JRM Credit Facility are available for working capital needs and other general corporate purposes of JRM and its subsidiaries.
     JRM’s obligations under the JRM Credit Facility are unconditionally guaranteed by substantially all of JRM’s wholly owned subsidiaries and secured by liens on substantially all of JRM’s and these subsidiaries’ assets (other than cash, cash equivalents, equipment and certain foreign assets), including their major marine vessels. JRM is permitted to prepay amounts outstanding under the JRM Credit Facility at any time without penalty. Other than customary mandatory prepayments on certain contingent events, the JRM Credit Facility requires only interest payments on a quarterly basis until maturity. Amounts outstanding under the revolving credit and letter of credit subfacility bear interest at either the Eurodollar rate plus a margin ranging from 2.25% to 2.50% per annum or the base prime rate plus a margin ranging from 1.25% to 2.25% per annum. The applicable margin varies depending on JRM’s credit rating. JRM is charged a commitment fee on the unused portions of the $400 million revolving credit and letter of credit subfacility, which fee varies between 0.375% and 0.50% per annum depending on JRM’s credit rating. Additionally, JRM is charged a letter of credit fee of between 2.25% and 2.50% per annum with respect to the undrawn amount of each letter of credit issued under the revolving credit and letter of credit subfacility and a fee of 2.60% per annum on the full amount of the synthetic letter of credit subfacility.
     The JRM Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.

     At June 30, 2006, JRM had no borrowings outstanding, and letters of credit on the JRM Credit facility totaled $142.6 million. In addition, JRM had $128.3 million in outstanding unsecured letters of credit at June 30, 2006.
     On December 22, 2005, JRM, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc., entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions. This facility provides credit support for bank guarantees issued in favor of two projects awarded to JRM. The term of this facility is for the duration of these projects, and the initial commission rate is less than 4.25% on an annualized basis. This facility increased JRM’s unrestricted cash, as prior letters of credit secured with cash were transferred to this facility.
     In April 2006, JRM completed the sale of a Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V., and received approximately $19.5 million in proceeds.
     Based on JRM’s liquidity position, we believe JRM has sufficient cash and letter of credit capacity to fund its operating requirements for at least the next 12 months.
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
     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at June 30, 2006. The interest rate at June 30, 2006 was 8.75%. BWXT is charged a commitment fee at a per annum rate of 0.375%, which is payable quarterly. At June 30, 2006, BWXT had no borrowings outstanding, and letters of credit outstanding under the facility totaled $50.4 million.
     Based on BWXT’s liquidity position, we believe BWXT has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.
B&W
     On February 22, 2006, B&W entered into a $650 million senior secured credit facility with a syndicate of lenders arranged by Credit Suisse Securities (USA) LLC (the “B&W Facility”) to replace B&W’s debtor-in-possession credit facility, which was terminated. The B&W Facility includes a five-year, $200 million revolving credit subfacility (the entire availability of which may be used for the issuance of letters of credit or working capital requirements), a six-year, $200 million letter of credit subfacility and a commitment by certain of the lenders to loan B&W up to $250 million in term debt to refinance the B&W Note (as defined in Note 10 to our unaudited condensed consolidated financial statements included in this report). The term loan may only be used by B&W in a single draw to refinance amounts outstanding under the B&W Note, and the commitment of the lenders to make this loan expires on December 1, 2006. As of June 30, 2006, no borrowings were outstanding, and letters of credit with an aggregate face amount of $232.8 million were outstanding. In addition, at June 30, 2006 B&W had miscellaneous letters of credit outstanding with a U.S. bank totaling $1.1 million.
     On February 22, 2006, B&W paid $350 million to a trust for the benefit of asbestos personal injury claimants under the B&W Chapter 11 plan of reorganization. For additional information concerning the settlement of

B&W’s Chapter 11 proceedings, see Notes 20 and 22 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2005.
     We intend to fund our obligations under the B&W Settlement (as defined in Note 10 to our unaudited condensed consolidated financial statements included in this report) with existing cash on hand, cash from operations, possible third-party financing, a potential equity offering or some combination of all four alternatives.
     Based on B&W’s liquidity position, we believe B&W has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.
OTHER
     As of June 30, 2006, MII had outstanding performance guarantees for two JRM projects. MII has not previously been required to satisfy a material performance guarantee for JRM or any of its other subsidiaries. Both of these guarantees (with a total cap of $70 million) relate to projects which have been completed and are in the warranty periods, the latest of which expires in November 2006. JRM has incurred minimal warranty costs in prior years, and any substantial warranty costs in the future could possibly be covered in whole or in part by insurance.
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects. This project included a limited-term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of June 30, 2006. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety should seek recovery from B&W’s subsidiary, we believe that B&W’s subsidiary has adequate liquidity to satisfy its obligations.
     At June 30, 2006, we had total restricted cash and cash equivalents of $85.0 million. The restricted cash and cash equivalents include the following: $5.1 million, which serves as collateral for letters of credit; $1.5 million, which serves as collateral for foreign exchange trading and other financial obligations; $16.6 million, which is required to meet reinsurance reserve requirements of our captive insurance companies; and $61.8 million, which is held in restricted foreign accounts.
     At June 30, 2006 and December 31, 2005, our balance in cash and cash equivalents on our consolidated balance sheets included approximately $22.5 million and $7.3 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts. The June 30, 2006 amount includes approximately $18.2 million related to B&W.
     Our working capital, excluding restricted cash and cash equivalents, decreased by approximately $103.2 million from $81.9 million at December 31, 2005 to a negative $21.3 million at June 30, 2006, primarily attributable to cash used to fund the early retirement of the JRM Secured Notes.
     Our net cash provided by operations was approximately $331.3 million for the six months ended June 30, 2006, compared to approximately $74.3 million for the six months ended June 30, 2005. This increase was primarily attributable to favorable cash flows from our contracts in progress and accounts receivable.
     Our net cash provided by (used in) investing activities changed by approximately $367.7 million to cash provided by investing activities totaling $303.1 million for the six months ended June 30, 2006, compared to cash used in investing activities totaling $64.6 million for the six months ended June 30, 2005. This increase is primarily attributable to the reconsolidation of B&W and the sale/maturity of available-for-sale securities.

     Our net cash used in financing activities increased by approximately $211.3 million to $218.8 million in the six months ended June 30, 2006 from $7.5 million in the six months ended June 30, 2005. This increase is primarily attributable to the early retirement of the JRM Secured Notes.
     At June 30, 2006, we had investments with a fair value of $390 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of June 30, 2006, we had pledged approximately $42 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     For information regarding ongoing investigations and litigation, see Note 7 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 4. Submission of Matters to a Vote of Securities Holders
     At our annual meeting of stockholders held on May 3, 2006, we submitted the following matters to our stockholders, with voting as follows:
(a)	The election of four directors:

Class II — For a three-year term

Nominee	Votes For	Votes Withheld
Robert L. Howard	66,718,641	1,103,256
D. Bradley McWilliams	66,887,137	934,760
Thomas C. Schievelbein	66,888,358	940,160
Class III — For a one-year term

Nominee	Votes For	Votes Withheld
Robert W. Goldman	66,881,737	940,160
Effective at the annual meeting, Joe B. Foster retired from our Board of Directors.

Roger A. Brown, Ronald C. Cambre, Bruce DeMars, Oliver D. Kingsley, Jr. and Bruce W. Wilkinson continued as directors pursuant to their prior election.

(b)	A proposal to approve the amended and restated McDermott International, Inc. 2001 Directors and Officers Long-Term Incentive Plan:

Votes For	Votes Against	Abstentions
54,082,847	1,948,577	1,741,172
(c)	A proposal to approve the McDermott International, Inc. Executive Incentive Compensation Plan:

Votes For	Votes Against	Abstentions
62,634,059	4,968,182	219,656
(d)	A proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006:

Votes For	Votes Against	Abstentions
67,581,515	171,676	68,706
Item 5. Other Information
     From time to time, our directors, officers and employees may adopt trading plans pursuant to Exchange Act Rule 10b5-1(c). John T. Nesser, III adopted a 10b5-1 trading plan on May 8, 2006, and John A. Fees adopted a 10b5-1 trading plan on May 25, 2006.

Item 6. Exhibits
Exhibit 3.1 * — McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).
Exhibit 3.2* — McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K filed dated May 3, 2006 (File No. 1-08430)).
Exhibit 3.3 * — Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).
Exhibit 4.1* — Credit Agreement dated as of June 6, 2006, by and among J. Ray McDermott, S.A., certain lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Bank of America, N.A., Calyon New York Branch, Fortis Capital Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed dated June 6, 2006 (File No. 1-08430)).
Exhibit 4.2* — Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of June 6, 2006(incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed dated June 6, 2006 (File No. 1-08430)).
Exhibit 10.1* — McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 3, 2006, as filed with the Commission under a Schedule 14A (File No. 1-08430)).
Exhibit 10.2* — Form of 2001 LTIP Restricted Stock Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed May 3, 2006 (File No. 1-08430)).
Exhibit 10.3* — Form of 2001 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed May 3, 2006 (File No. 1-08430)).
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
August 7, 2006

EXHIBIT INDEX

Exhibit	Description

3.1*
McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2*
McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K filed dated May 3, 2006 (File No. 1-08430)).

3.3*
Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*
Credit Agreement dated as of June 6, 2006, by and among J. Ray McDermott, S.A., certain lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Bank of America, N.A., Calyon New York Branch, Fortis Capital Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed dated June 6, 2006 (File No. 1-08430)).

4.2*
Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of June 6, 2006(incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed dated June 6, 2006 (File No. 1-08430)).

10.1*
McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 3, 2006, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.2*
Form of 2001 LTIP Restricted Stock Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed May 3, 2006 (File No. 1-08430)).

10.3*	Form of 2001 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed May 3, 2006 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.