Form 10-Q
period 2006-09-30
MCDERMOTT INTERNATIONAL INC
filed 2006-11-02
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-08430
McDERMOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

REPUBLIC OF PANAMA (State or Other Jurisdiction of Incorporation or Organization)	72-0593134 (I.R.S. Employer Identification No.)

777 N. ELDRIDGE PKWY. HOUSTON, TEXAS (Address of Principal Executive Offices)	77079 (Zip Code)
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding at October 30, 2006 was 110,496,795.

McDERMOTT INTERNATIONAL, INC.
INDEX — FORM 10-Q

PART I
McDERMOTT INTERNATIONAL, INC.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$570,319	$19,263
Restricted cash and cash equivalents (Note 11)	84,004	152,086
Investments	316,749	384,202
Accounts receivable — trade, net	574,263	232,236
Accounts receivable from The Babcock & Wilcox Company (Note 10)	—	3,778
Accounts and notes receivable — unconsolidated affiliates	30,316	52,867
Accounts receivable — other	57,246	32,982
Contracts in progress	253,102	73,732
Inventories (Note 1)	73,601	319
Deferred income taxes	76,306	32,131
Assets held for sale (Note 2)	—	10,886
Other current assets	19,569	8,147

Total Current Assets	2,055,475	1,002,629

Restricted Cash and Cash Equivalents	—	2,886

Property, Plant and Equipment	1,492,773	1,097,427
Less accumulated depreciation	1,003,751	779,694

Net Property, Plant and Equipment	489,022	317,733

Investments	141,969	116,304

Goodwill	88,801	12,926

Deferred Income Taxes	269,067	93,880

Other Assets	467,143	121,928

TOTAL	$3,511,477	$1,668,286
See accompanying notes to condensed consolidated financial statements.

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable and current maturities of long-term debt	$10,807	$4,250
Accounts payable	365,248	110,970
Accounts payable to The Babcock & Wilcox Company (Note 10)	—	11,429
Accrued employee benefits	136,405	81,196
Accrued liabilities — other	249,446	132,932
Accrued contract cost	86,044	56,566
Advance billings on contracts	989,774	314,467
Liabilities held for sale (Note 2)	—	7,182
U.S. and foreign income taxes payable	34,118	49,696

Total Current Liabilities	1,871,842	768,688

Long-Term Debt	15,252	207,861

Accumulated Postretirement Benefit Obligation	81,422	25,519

Self-Insurance	81,624	60,989

Pension Liability	490,100	311,319

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	660,308	117,990

Deferred Babcock & Wilcox Company Pension Plan Spin-Off	—	150,136

Other Liabilities	68,288	109,082

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit):
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 113,604,251 at September 30, 2006 and 110,786,883 at December 31, 2005	113,604	110,787
Capital in excess of par value	1,205,250	1,146,194
Accumulated deficit	(654,614)	(862,931)
Treasury stock at cost, 3,039,834 shares at September 30, 2006 and 3,082,644 at December 31, 2005	(60,704)	(56,496)
Accumulated other comprehensive loss	(360,895)	(420,852)

Total Stockholders’ Equity (Deficit)	242,641	(83,298)

TOTAL	$3,511,477	$1,668,286

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$1,118,260	$498,237	$2,812,097	$1,443,846

Costs and Expenses:
Cost of operations	901,293	379,922	2,248,592	1,154,183
(Gain) loss on asset disposals and impairments — net	28	(3,961)	14,949	(6,501)
Selling, general and administrative expenses	104,091	57,063	272,926	154,552
	1,005,412	433,024	2,536,467	1,302,234

Equity in Income of Investees	10,310	8,953	25,197	26,222

Operating Income	123,158	74,166	300,827	167,834

Other Income (Expense):
Interest income	16,644	5,396	36,646	13,795
Interest expense	(4,992)	(9,165)	(22,403)	(27,784)
IRS interest expense adjustment	421	—	11,011	—
Increase in estimated cost of the B&W bankruptcy settlement	—	—	—	(5,887)
Loss on early retirement of debt	—	—	(49,016)	—
Other income (expense) — net	(4,609)	(1,704)	(10,608)	3,874

	7,464	(5,473)	(34,370)	(16,002)

Income from Continuing Operations before Provision for (Benefit from) Income Taxes	130,622	68,693	266,457	151,832

Provision for (Benefit from) Income Taxes	28,897	9,955	78,059	(9,171)

Income from Continuing Operations	101,725	58,738	188,398	161,003

Income (Loss) from Discontinued Operations	—	(238)	12,894	852

Net Income	$101,725	$58,500	$201,292	$161,855
Earnings per Common Share:
Basic:
Income from Continuing Operations	$0.93	$0.57	$1.74	$1.58
Income (Loss) from Discontinued Operations	$0.00	$0.00	$0.12	$0.01
Net Income	$0.93	$0.57	$1.86	$1.59
Diluted:
Income from Continuing Operations	$0.89	$0.53	$1.66	$1.49
Income (Loss) from Discontinued Operations	$0.00	$0.00	$0.11	$0.01
Net Income	$0.89	$0.53	$1.77	$1.50
See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
Net Income	$101,725	$58,500	$201,292	$161,855

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	571	(487)	4,811	(1,863)
Reclassification adjustment for impairment of investment	—	—	16,448	—
Reconsolidation of The Babcock & Wilcox Company	—	—	15,833	—
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	152	(313)	7,484	(6,172)
Reclassification adjustment for losses (gains) included in net income	(20)	156	(880)	3,342
Reconsolidation of The Babcock & Wilcox Company	—	—	(269)	—
Minimum pension liability adjustment attributable to the reconsolidation of The Babcock & Wilcox Company	—	—	15,578	—
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	890	102	965	(172)
Reclassification adjustment for losses (gains) included in net income	(79)	1	(13)	2

Other Comprehensive Income (Loss)	1,514	(541)	59,957	(4,863)

Comprehensive Income	$103,239	$57,959	$261,249	$156,992
See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$201,292	$161,855
Depreciation and amortization	42,063	31,117
Income of investees, less dividends	(9,329)	(12,426)
(Gain) loss on asset disposals and impairments — net	14,949	(6,501)
Gain on sale of business	(13,786)	—
Provision for (benefit from) deferred taxes	264,681	(49,825)
Estimated loss on The Babcock & Wilcox Company bankruptcy settlement	—	5,887
Excess tax benefits from stock-based compensation	(18,126)	—
Other	20,625	6,844
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	44,853	(7,926)
Income taxes receivable	(236,291)	—
Net contracts in progress and advance billings	179,440	67,025
Accounts payable	36,401	(18,283)
Income taxes	10,817	13,570
Accrued and other current liabilities	28,335	(18,081)
Pension liability	(14,862)	(3,291)
Other, net	8,603	10,156
NET CASH PROVIDED BY OPERATING ACTIVITIES	559,665	180,121
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	70,968	33,140
Purchases of property, plant and equipment	(101,747)	(33,170)
Purchases of available-for-sale securities	(1,263,709)	(314,114)
Sales of available-for-sale securities	195,306	2,450
Maturities of available-for-sale securities	1,113,086	209,966
Proceeds from asset disposals	21,516	15,363
Cash acquired from the reconsolidation of The Babcock & Wilcox Company	164,200	—
Other	(2,612)	(4,435)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	197,008	(90,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	592	—
Payment of long-term debt	(237,066)	(12,734)
Issuance of common stock	17,804	33,792
Payment of debt issuance costs	(8,654)	(949)
Excess tax benefits from stock-based compensation	18,126	—
Other	1,624	5,382
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(207,574)	25,491
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,957	(44)
NET INCREASE IN CASH AND CASH EQUIVALENTS	551,056	114,768
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,263	259,319
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$570,319	$374,087
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$33,212	$21,584
Income taxes — net	$17,720	$37,501
See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
     We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures consistent with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at September 30, 2006 and for the three and nine months ended September 30, 2006 related to our discontinued operations. See Note 2 for further discussion on our discontinued operations. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
     McDermott International, Inc., a Panamanian corporation (“MII”), is the parent company of the McDermott group of companies, which includes:
•	J. Ray McDermott, S.A., a Panamanian subsidiary of MII (“JRM”), and its consolidated subsidiaries;

•	McDermott Incorporated, a Delaware subsidiary of MII (“MI”), and its consolidated subsidiaries;

•	Babcock & Wilcox Investment Company, a Delaware subsidiary of MI (“BWICO”);

•	BWX Technologies, Inc., a Delaware subsidiary of BWICO (“BWXT”), and its consolidated subsidiaries; and

•	The Babcock & Wilcox Company, a Delaware subsidiary of BWICO (“B&W”), and its consolidated subsidiaries.
     We operate in three business segments:
•	Offshore Oil and Gas Construction, previously referred to as Marine Construction Services, includes the results of operations of JRM and its subsidiaries, which supply services to offshore oil and gas field developments worldwide. This segment’s principal activities include the front-end and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems. This segment operates in most major offshore oil and gas producing regions throughout the world, including the U.S. Gulf of Mexico, Mexico, the Middle East, India, the Caspian Sea and Asia Pacific.

•	Government Operations includes the results of operations of BWXT and its subsidiaries. This segment supplies nuclear components to the U.S. Government and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”).

•	Power Generation Systems primarily includes the results of operations of B&W and its subsidiaries. B&W is a leading supplier of fossil-fired steam generating systems, replacement commercial nuclear steam generators, environmental equipment and components, and related services to customers around the world. It designs, engineers, manufactures and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. See Note 10 for further information on B&W.
     In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.
     Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.
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
     Prior to January 1, 2006, we accounted for our stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. Under APB 25, if the exercise price of the employee stock option equaled or exceeded the fair value of the underlying stock on the measurement date, no compensation expense was recognized. If the measurement date was later than the date of grant, compensation expense was recorded to the measurement date based on the quoted market price of the underlying stock at the end of each reporting period.
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

     Additionally, SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows,” to require reporting of excess tax benefits to be reported as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statement of cash flows.
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
     Stock options granted to employees of B&W during the pendency of B&W’s Chapter 11 proceedings were accounted for using the fair value method of SFAS 123, “Accounting for Stock-Based Compensation,” as B&W employees were not considered employees of MII for purposes of APB 25. In addition, for the three and nine months ended September 30, 2005, our stock-based compensation cost included amounts related to stock options that required variable accounting.
Inventories
     We carry our inventories (principally in B&W and its consolidated subsidiaries, which were not consolidated at December 31, 2005) at the lower of cost or market. We determine cost principally on the first-in-first-out basis except for certain materials inventories, for which we use the last-in-first-out method. Inventories are summarized below:

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$53,885	$305
Work in Progress	9,384	14
Finished Goods	10,332	—

Total Inventories	$73,601	$319

Recent Pronouncements
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
     In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” to prohibit the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This FSP is effective for the first fiscal year beginning after December 15, 2006 and requires retrospective application for all financial statements presented.

Currently, we use the accrue-in-advance method for the drydocking costs for our marine fleet. However, as of January 1, 2007, we will change our accounting policy from the accrue-in-advance method to the deferral method. We are currently reviewing the impact this new guidance and the change in accounting policy will have on our financial condition and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), to require employers to recognize the funded status of their defined benefit plans in their balance sheets in the year in which the changes occur. SFAS 158 further requires employers to measure the funded status of their plans as of year-end. The requirement under SFAS 158 to recognize funded status in the balance sheet is effective for fiscal years ending after December 15, 2006, while the requirement to measure funded status concurrent with the fiscal year-end is effective for fiscal years ending after December 15, 2008. We are currently reviewing the impact of SFAS 158 and anticipate we will record an additional minimum liability in other comprehensive loss in the range of approximately $100 million to $120 million at December 31, 2006. In addition, we anticipate recognizing a net additional liability in the range of approximately $120 million to $150 million and a reduction in intangible assets of approximately $27 million. We also expect to record a related deferred tax asset in the range of approximately $55 million to $75 million.
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
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the condensed consolidated statements of income for the three and nine months ended September 30, 2005 has been restated for consistency to reflect TNG as a discontinued operation. Condensed financial information for our operations reported in discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
Revenues	$—	$5,257	$4,466	$13,899
Income (Loss) before Provision for (Benefit from) Income Taxes	$—	$(30)	$(802)	$1,472
     We reported the assets and liabilities of TNG in our condensed consolidated balance sheets as held for sale, which were primarily comprised of the following at December 31, 2005 (unaudited; in thousands):

Net Property, Plant and Equipment	$9,476
Other Current Assets	$1,410
Accrued Liabilities — Other	$7,182
NOTE 3 — LONG-TERM DEBT AND NOTES PAYABLE
     On June 6, 2006, JRM completed a cash tender offer for all the outstanding 11% senior secured notes due 2013 (“JRM Secured Notes”). The tender offer consideration was based on a fixed-spread over specified U.S. Treasury securities, which equated to an offer price of approximately 119% of the principal amount of the notes. JRM used cash on hand to purchase the entire $200 million in aggregate principal amount of the

JRM Secured Notes outstanding for approximately $249.0 million, including accrued interest of approximately $10.9 million. As a result of this early retirement of debt, we recognized $49.0 million of expense during the nine months ended September 30, 2006.
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
NOTE 4 — STOCK-BASED COMPENSATION
     At September 30, 2006, we had several stock-based employee compensation plans, which are described below. Where required, disclosures have been adjusted for our May 2006 stock split effected in the form of a stock dividend. See Note 12 for further information regarding our stock split.
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
     At September 30, 2006, we had a total of 4,135,795 shares of our common stock available for award under the 2001 Directors and Officers Long-Term Incentive Plan and the 1997 Director Stock Program.
     In the event of a change in control of our company, all these stock-based compensation programs have provisions that may cause restrictions to lapse and accelerate the exercisability of outstanding options.
     Pursuant to the adoption of SFAS 123(R), we recognized stock-based compensation expense of $1.1 million and $3.4 million related to employee stock options during the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, there was no stock-based compensation expense for employee stock options, other than for stock options subject to variable accounting. For stock options granted prior to the adoption of SFAS 123(R), the effect on net income and earnings per share, if we had applied the fair value recognition provisions of SFAS 123 to employee stock options, would have been as follows for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Unaudited)
	(In thousands, except per share data)
Net income, as reported	$58,500	$161,855

Add back: employee stock option compensation cost included in net income, net of related tax effects	6,495	9,187

Deduct: total employee stock option compensation cost determined under fair-value-based method, net of related tax effects	(4,411)	(7,757)

Pro forma net income	$60,584	$163,285

Earnings per share:
Basic, as reported	$0.57	$1.59
Basic, pro forma	$0.59	$1.61

Diluted, as reported	$0.53	$1.50
Diluted, pro forma	$0.55	$1.51
     For our other stock-based compensation awards, such as restricted stock and performance units, the adoption of SFAS 123(R) did not significantly change our accounting policies for the recognition of compensation expense, as we have recognized such expense in prior periods. Total compensation expense recognized for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)
	Three Months Ended September 30, 2006
Stock Options	$1,093	$(240)	$853
Restricted Stock	125	(27)	98
Performance Shares	1,988	(488)	1,500
Performance and Deferred Stock Units	621	(137)	484

TOTAL	$3,827	$(892)	$2,935

	Three Months Ended September 30, 2005
Repriced Stock Options	$4,881	$(1,145)	$3,736
Restricted Stock	188	(42)	146
Performance and Deferred Stock Units	5,462	(1,435)	4,027

TOTAL	$10,531	$(2,622)	$7,909

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited) (In thousands) Nine Months Ended September 30, 2006
Stock Options	$3,367	$(749)	$2,618
Restricted Stock	1,081	(97)	984
Performance Shares	2,971	(813)	2,158
Performance and Deferred Stock Units	7,368	(1,916)	5,452

TOTAL	$14,787	$(3,575)	$11,212

	Nine Months Ended September 30, 2005
Repriced Stock Options	$6,060	$(1,419)	$4,641
Restricted Stock	939	(219)	720
Performance and Deferred Stock Units	7,635	(2,022)	5,613

TOTAL	$14,634	$(3,660)	$10,974

     The impact on basic earnings per share of stock-based compensation expense recognized for the three months ended September 30, 2006 and 2005 was $0.03 and $0.08 per share, respectively, and on diluted earnings per share was $0.03 and $0.07 per share, respectively. The impact on basic earnings per share of stock-based compensation expense recognized for the nine months ended September 30, 2006 and 2005 was $0.10 and $0.11 per share, respectively, and on diluted earnings per share was $0.10 per share for both periods.
     As of September 30, 2006, total unrecognized estimated compensation expense related to nonvested awards was $17.3 million, net of estimated tax benefits of $6.2 million. This total unrecognized estimated compensation expense consists of $3.6 million for stock options, $0.2 million for restricted stock and $13.4 million for performance shares, which are expected to be recognized over weighted average periods of 1.2 years, 0.4 years and 2.6 years, respectively. Performance and deferred stock units are marked-to-market at the end of each quarter, so there was no unrecognized compensation expense as of September 30, 2006.
Stock Options
     The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2006	2005
Risk-free interest rate	5.00%	3.90%
Expected volatility	50.00%	70.70%
Expected life of the option in years	4.94	5.70
Expected dividend yield	0.00%	0.00%
     The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility is based on historical implied volatility from publicly traded options on our common stock, historical implied volatility of the price of our common stock and other factors. The expected life of the option is based on observed historical patterns. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. This amount is zero because we have not paid cash dividends for several years and do not expect to pay cash dividends at this time.
     The following table summarizes activity for our stock options for the nine months ended September 30, 2006 (share data in thousands):

			Weighted-
		Weighted-	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of	Exercise	Contractual	Value
	Shares	Price	Term	(in millions)
Outstanding, beginning of period	6,577	$7.93
Granted	6	41.83
Exercised	(2,723)	7.10
Cancelled/expired/forfeited	(63)	9.29
Outstanding, end of period	3,797	$8.56	6.1 Years	$126.0

Exercisable, end of period	2,827	$7.97	5.4 Years	$95.5
     The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of each period and the exercise price of the options. This amount changes based on the fair market value of our common stock.
     The weighted average fair value of the stock options granted in the nine months ended September 30, 2006 and 2005 was $20.63 and $8.73, respectively. During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $92.3 million, and we recorded cash received in the nine months ended September 30, 2006 from the exercise of these stock options totaling $19.6 million. The excess tax benefits related to the stock options exercised during the nine months ended September 30, 2006 was $15.9 million.
Restricted Stock
     Nonvested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows (share data in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested, beginning of period	1,064	$7.06
Granted	17	45.57
Vested	(365)	9.44
Cancelled/forfeited	(4)	6.01
Nonvested, end of period	712	$6.77
     The excess tax benefits related to the restricted stock vested during the nine months ended September 30, 2006 was $2.2 million.
Performance Shares
     Nonvested performance share awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows (share data in thousands):

Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested, beginning of period	—	$—
Granted	459	46.72
Vested	—	—
Cancelled/forfeited	—	—
Nonvested, end of period	459	$46.72
Performance and Deferred Stock Units
     Nonvested performance and deferred stock unit awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows (share data in thousands):

		Aggregate
	Number	Intrinsic
	of	Value
	Units	(in millions)
Nonvested, beginning of period	693
Granted	187
Vested	(781)
Cancelled/forfeited	—
Reconsolidation of B&W	162
Nonvested, end of period	261	$10.9
     The aggregate intrinsic value included in the table above represents the total pretax intrinsic value recorded as a liability at September 30, 2006 in the condensed consolidated balance sheets. During the nine months ended September 30, 2006, we paid $26.2 million for the settlement of vested performance and deferred stock units.
NOTE 5 — PENSION PLANS AND POSTRETIREMENT BENEFITS
     Components of net periodic benefit cost are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
Service cost	$18,918	$4,700	$27,373	$15,023	$19	$—	$46	$—
Interest cost	66,877	18,527	97,516	59,633	1,634	568	4,175	1,708
Expected return on plan assets	(74,639)	(20,243)	(106,090)	(65,279)	—	—	—	—
Amortization of prior service cost	1,902	600	2,550	1,825	8	—	20	—
Recognized net actuarial loss	17,641	5,571	43,408	18,608	490	417	1,388	1,250

Net periodic benefit cost	$30,699	$9,155	$64,757	$29,810	$2,151	$985	$5,629	$2,958

Note: Amounts for 2006 include costs related to pension plans for B&W since its emergence from Chapter 11 bankruptcy proceedings.

NOTE 6 — ACCUMULATED OTHER COMPREHENSIVE LOSS
     The components of accumulated other comprehensive loss included in stockholders’ equity (deficit) are as follows:

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$5,618	$(31,474)
Net Unrealized Gain (Loss) on Investments	163	(789)
Net Unrealized Gain (Loss) on Derivative Financial Instruments	5,478	(857)
Minimum Pension Liability	(372,154)	(387,732)

Accumulated Other Comprehensive Loss	$(360,895)	$(420,852)

NOTE 7 — COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
     Other than as noted below, there have been no material changes in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2005:
Antitrust Litigation
     We have reached an agreement in principle, subject to the execution of a mutually agreeable final settlement document, to settle the action filed in June 1998 against MII, JRM, MI, certain JRM subsidiaries and others in the U.S. District Court for the Southern District of Texas by Shell Offshore, Inc. and several related entities, with additional parties subsequently intervening as plaintiffs, alleging that the defendants engaged in anticompetitive acts in violation of Sections 1 and 2 of the Sherman Act (the “Antitrust Litigation”). The amounts we would pay in the pending settlement are included in Accrued liabilities — other on our condensed consolidated balance sheets.
Petronius Litigation
     The settlement in principle of the Antitrust Litigation, as noted above, which is subject to the execution of a mutually agreeable final settlement document, includes a settlement of the Petronius Litigation.
Apollo/Parks Township Claims — Hall Litigation
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
     B&W’s plan of reorganization did not impair the claims against B&W for nuclear-related injuries allegedly arising from the operation of the nuclear-fuel processing facilities in Apollo and Parks Township, including the claims asserted in the Hall Litigation (the “Apollo/Parks Township Claims”), which were permitted to pass through the bankruptcy proceeding unaffected by it. Nevertheless, during the process of confirmation of that plan, B&W, representatives of the individuals who have asserted Apollo/Parks Township Claims in the pending Hall Litigation and ARCO negotiated a form of settlement agreement, which was approved by the Bankruptcy Court at the same time that the B&W plan of reorganization was confirmed. That form of settlement agreement contemplates, among other things, that:
•	B&W and ARCO will be provided full and complete releases with respect to all Apollo/Parks Township Claims from each of the “Apollo/Parks Township Releasors” (as that term is defined in the form of settlement agreement generally to mean the existing claimants in the Hall Litigation and other Apollo/Parks Township present claimants that are represented by counsel for the claimants in the Hall Litigation);

•	ARCO will make a $27.5 million cash payment to the Apollo/Parks Township Releasors after all conditions precedent to such payment, as set forth in the form of settlement agreement, have occurred;

•	B&W will make a $47.5 million cash payment to the Apollo/Parks Township Releasors after all conditions precedent to such payment, as set forth in the form of settlement agreement, have occurred. This amount has been included in Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement on our condensed consolidated balance sheets;

•	B&W will make a $12.5 million payment to the Apollo/Parks Township Releasors on the third anniversary of the effective date of the Plan, or after all conditions precedent to such payment, as set forth in the form of settlement agreement, have occurred. This amount has been included in Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement on our condensed consolidated balance sheets; and

•	B&W and ARCO will retain all insurance rights relating to all Apollo/Parks Township Claims.
     After the plan became effective, counsel for the Hall Claimants attempted to change the terms of the settlement agreement that they had previously negotiated and that the Bankruptcy Court had approved. B&W, thereupon, filed a motion with the United States Bankruptcy Court for the Eastern District of Louisiana, the court which presided over the B&W Chapter 11 proceedings, to enforce the settlement agreement which was previously approved. The hearing on this motion took place on June 28, 2006. The Bankruptcy Court has taken the matter under advisement and has not yet ruled on B&W’s motion.
     We intend to seek reimbursement from our nuclear insurers for all amounts that would be paid by B&W under this settlement, if and when it is consummated. The Pennsylvania Supreme Court has confirmed our insurance coverage generally for these claims. However, our nuclear insurers have not agreed to fund this settlement. Subject to the execution of a definitive settlement agreement, we believe these claims will be resolved within the limits of coverage of our insurance policies. However, should the proposed settlement of the Hall Litigation not be consummated, nonsettling other present claims prove excessive, or additional future claims be asserted, there may be an issue as to whether our insurance coverage is adequate, and we may be materially and adversely impacted if our liabilities exceed our coverage.
Citgo Litigation
     On August 13, 2003, a proceeding entitled Citgo Petroleum Corporation and PDV Midwest Refinery L.L.C. v. McDermott International, Inc, et al. (the “Citgo Action”) was filed in the Circuit Court of Cook County, Illinois, alleging claims against B&W, MII, JRM, MI, and J. Ray McDermott, Inc. (“JRMI”) for damages in connection with the manufacture and sale by a former B&W division of a pipe fitting in 1981 that allegedly caused an August 14, 2001 fire at a refinery in the Chicago, Illinois area, which refinery is owned and operated by the plaintiffs. Citgo’s insurers and Certain Underwriters at Lloyd’s, London (“Lloyd’s”) intervened in the Citgo Action for recovery of amounts they paid to Citgo under business interruption policies. Plaintiffs seek damages of approximately $600 million, including claims for damage to property and consequential damages. In October 2004, Citgo’s claims against MII, JRM, JRMI and MI were dismissed by the court without prejudice to the ability of plaintiffs to refile such claims against those entities upon the showing of appropriate evidence. On March 2, 2005, B&W filed a third-party claim against the former owner of the refinery, Unocal Corporation, seeking contribution and indemnity, which claim was dismissed by the court in November 2005. B&W appealed that decision, oral argument on the appeal was held on October 11, 2006, and we are awaiting a decision. Trial of the Citgo Action commenced on October 6, 2006 and is ongoing at this time. We expect the jury to reach a verdict in early to mid-November 2006.
     Although we have insurance that provides coverage for claims of the nature asserted in this matter up to limits of liability of $375 million, subject to certain terms and conditions, our third layer excess insurer, who provides $125 million in coverage for liability in excess of $200 million, denied coverage on the basis of an alleged failure to give timely notice of the claim under policy and our fourth layer excess insurer, who provides $50 million in coverage for liability in excess of $325 million, has reserved its rights to deny coverage. Our insurers who provide excess coverage up to $200 million have withdrawn their reservation of rights. We filed suit against our broker for loss of the insurance coverage in the event that one or more of the insurers providing this coverage is successful in a denial of coverage. The suit against our broker was recently stayed pending the outcome of the trial of the Citgo Action. Additionally, the Citgo plaintiffs have filed a direct action against B&W’s third layer excess insurer in a suit entitled Citgo Petroleum Corporation, et al v. The Babcock & Wilcox Company, et al, No. 06-L-513 in the Circuit Court of the Twelfth Judicial Circuit, Will County, Illinois. B&W is named as a defendant in this matter as the named insured under the policy.
     In December 2005, with Bankruptcy Court approval, B&W entered into a settlement agreement limiting its exposure under the Citgo Action. Under the terms of the settlement, B&W paid $7.5 million as directed by the plaintiffs upon the effective date of the B&W plan of reorganization. In addition, should the plaintiffs be awarded damages in excess of $250 million in these proceedings, B&W will be obligated to pay the damages in excess of $250 million subject to a maximum of $42.5 million. This $42.5 million amount, which is not recorded as an accrual in our financial statements, would be payable by B&W only after all rights and claims are exhausted against B&W’s insurers and its broker. In addition, we have agreed with our excess casualty insurers that in the event they are required to pay in excess of $15 million to resolve the Citgo action, we would pay a loss penalty premium over four years, which amount could be material to our consolidated financial position, results of operations, and cash flows. We intend to continue fully defending this matter, including taking any appropriate appeals in the event of a finding of liability against B&W, and also to pursue our claims against the broker in the event that one or more of the insurers providing this coverage is successful in a denial of coverage. However, the ultimate outcome of these proceedings is uncertain, and an adverse ruling could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
Other Litigation and Settlements
•	In the proceeding entitled Jose Fragoso, et al. v. American Optical Corp., et al., filed in the 404th Judicial District Court of Cameron County, Texas against a subsidiary of JRM and other defendants by plaintiffs and alleging negligence and claiming unspecified damages for exposure to silica while working at an unspecified location, the Court has entered an order dismissing the JRM subsidiary from the case pursuant to a settlement with all claimants who alleged claims against the JRM subsidiary.
•	In the proceeding entitled Warren Lester, et al. v. Exxon Mobil, et al., filed in Civil District Court, Orleans Parish, Louisiana, by approximately 600 plaintiffs against MI and other defendants, alleging personal injuries and property damages and also seeking punitive damages as a result of oilfield service pipe cleaning operations along an industrial corridor in Harvey, Louisiana, MI has been dismissed from the case by the plaintiffs without prejudice to their ability to refile the action.
•	In the proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al., filed in the 24th Judicial District Court, Jefferson Parish, Louisiana by approximately 88 plaintiffs against approximately 215 defendants, including J. Ray McDermott, Inc. (“JRMI”) and Delta Hudson Engineering Corporation (“DHEC”), another affiliate of ours, the plaintiffs generally allege injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. Currently, approximately 70 plaintiffs allege employment by JRMI or DHEC in that capacity. A discovery schedule has been entered by the court and plaintiffs’ responses are to be produced by November 21, 2006. No trial date has been scheduled at this time.

•	In 2003, we received a favorable arbitration award for one of our claims related to a project in India completed in the 1980s. The award, which with interest and costs is approximately $50 million, was appealed to the Supreme Court of India. On May 28, 2005, we received a favorable award for the remainder of our claim in the approximate amount of $48 million, including interest and costs, which was also appealed. The Supreme Court of India heard the consolidated appeal in late October 2005 and, in May 2006, issued a decision reducing the total of the awards to approximately $88 million, including interest and costs, but otherwise affirming the awards. The Defendants applied for rehearing of this decision, which was denied in October 2006. We intend to institute and vigorously pursue collection efforts. We have not recognized as income any amounts associated with either award, as collection of these amounts is uncertain.
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
Other
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects on a contract executed in 1998. This project included a limited-term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of September 30, 2006. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from B&W’s subsidiary, we believe that B&W’s subsidiary would have adequate liquidity to satisfy its obligations. However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial position, results of operations, and cash flows.
     We have been advised by the Internal Revenue Service (“IRS”) of potential proposed unfavorable tax adjustments related to open tax years extending back to 2001. We have reviewed the IRS positions and have been in discussions with the IRS regarding the potential resolution of these issues. We have provided for amounts that we believe will be ultimately payable under the proposed adjustments; however, these proposed IRS adjustments are approximately $25 million in excess of amounts provided for in our consolidated financial statements.
NOTE 8 — SEGMENT REPORTING
     Our Power Generation Systems segment for the nine months ended September 30, 2006 includes approximately seven months (March through September 2006) of results attributable to B&W. We began consolidating the results of B&W when B&W emerged from bankruptcy, effective February 22, 2006. Our three and nine months ended September 30, 2005 do not include any results attributable to B&W.

     An analysis of our operations by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
REVENUES :
Offshore Oil and Gas Construction	$440,164	$355,342	$1,134,451	$988,531
Government Operations	147,337	142,953	471,816	455,486
Power Generation Systems	534,074	—	1,211,807	—
Adjustments and Eliminations (1)	(3,315)	(58)	(5,977)	(171)

	$1,118,260	$498,237	$2,812,097	$1,443,846

(1) Segment revenues are net of the following intersegment transfers and other adjustments:

Offshore Oil and Gas Construction Transfers	$2,968	$—	$5,223	$51
Government Operations Transfers	249	58	516	120
Power Generation Systems Transfers	98	—	238	—

	$3,315	$58	$5,977	$171

OPERATING INCOME:
Segment Operating Income (Loss:) Offshore Oil and Gas Construction	$58,110	$57,403	$160,414	$113,345
Government Operations	28,140	13,391	71,697	50,447
Power Generation Systems	32,401	(229)	81,395	(667)

	$118,651	$70,565	$313,506	$163,125

Gain (Loss) on Asset Disposal and Impairments — Net:
Offshore Oil and Gas Construction	$(113)	$3,962	$(16,125)	$6,496
Government Operations	44	(1)	1,113	5
Power Generation Systems	41	—	63	—

	$(28)	$3,961	$(14,949)	$6,501

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(677)	$2,473	$(2,058)	$2,204
Government Operations	6,464	5,869	18,963	22,584
Power Generation Systems	4,523	611	8,292	1,434

	$10,310	$8,953	$25,197	$26,222

Segment Income:
Offshore Oil and Gas Construction	$57,320	$63,838	$142,231	$122,045
Government Operations	34,648	19,259	91,773	73,036
Power Generation Systems	36,965	382	89,750	767

	128,933	83,479	323,754	195,848
Corporate	(5,775)	(9,313)	(22,927)	(28,014)

TOTAL	$123,158	$74,166	$300,827	$167,834

NOTE 9 — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share, as adjusted for the stock split effected in the form of a stock dividend in May 2006 (see Note 12):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except shares and per share amounts)
Basic:

Net income for basic computation	$101,725	$58,500	$201,292	$161,855

Weighted average common shares	109,485,381	102,985,390	108,496,445	101,516,735

Basic earnings per common share	$0.93	$0.57	$1.86	$1.59

Diluted:

Net income for diluted computation	$101,725	$58,500	$201,292	$161,855

Weighted average common shares (basic)	109,485,381	102,985,390	108,496,445	101,516,735
Effect of dilutive securities:
Stock options, restricted stock and performance shares	4,681,397	6,938,315	5,197,536	6,610,470

Adjusted weighted average common shares and assumed conversions	114,166,778	109,923,705	113,693,981	108,127,205

Diluted earnings per common share	$0.89	$0.53	$1.77	$1.50
NOTE 10 — THE BABCOCK & WILCOX COMPANY
     As disclosed in Notes 20 and 22 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ending December 31, 2005, B&W and the other Debtors emerged from Chapter 11 bankruptcy protection on February 22, 2006.
     Under the terms of the Settlement and the plan of reorganization, MI was allowed to maintain its equity in B&W and reconsolidate B&W’s operations as of February 22, 2006.
     We have included the results of B&W effective from February, 22, 2006 in our consolidated financial statements. In the three and nine months ended September 30, 2006, we have included the following for B&W in our consolidated financial statements (in thousands):

	Three Months	Nine Months
	Ended	Ended
Income Statement Information:
Revenues	$534,074	$1,211,807
Operating Income	$33,218	$82,502
Income from Continuing Operations	$36,634	$84,003
Net Income	$28,515	$58,846

As of September 30,
2006
Balance Sheet Information:
Current Assets	$816,381
Long-Term Assets	$616,648
Current Liabilities	$869,334
Long Term Liabilities	$566,836
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$1,118,260	$871,230	$3,070,364	$2,530,033
Operating Income (Loss)	$123,158	$(367,477)	$302,505	$(239,881)
Net Income (Loss)	$101,725	$(213,401)	$203,084	$(91,006)

Diluted Income (Loss) Per Share	$0.89	$(1.94)	$1.79	$(0.84)
     Included in Operating Loss for the three and nine months ended September 30, 2005 is net expense of B&W’s asbestos liability and other liability claims totaling approximately $468.4 million and $477.4 million, respectively.
NOTE 11 — RESTRICTED CASH
     At September 30, 2006, we had restricted cash and cash equivalents totaling $84.0 million, of which $26.1 million is required to meet reinsurance reserve requirements of our captive insurance companies and $57.9 million is held in restricted foreign accounts.
NOTE 12 — COMMON STOCK SPLIT
     On May 3, 2006, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend. The dividend was paid on May 31, 2006 to stockholders of record as of the close of business on May 17, 2006. All share and per share information in the accompanying financial statements and notes has been retroactively adjusted to reflect the stock split.
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
     As of September 30, 2006, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover potential increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates, or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flows.
     We have been advised by the Internal Revenue Service (“IRS”) of potential proposed unfavorable tax adjustments related to open tax years extending back to 2001. We have reviewed the IRS positions and have been in discussions with the IRS regarding the potential resolution of these issues. We have provided for amounts that we believe will be ultimately payable under the proposed adjustments; however, these proposed IRS adjustments are approximately $25 million in excess of amounts provided for in our consolidated financial statements.
Offshore Oil and Gas Construction Segment
     At September 30, 2006, JRM had approximately $34 million in accounts and notes receivable due from its joint venture in Mexico. A note receivable is attributable to the sale of JRM’s DB17 vessel during the quarter ended September 30, 2004. This joint venture has experienced liquidity problems. Recognition of a gain of approximately $5.4 million on the sale of the DB17 is currently being deferred. On October 17, 2006, JRM reached an agreement with its partner to terminate JRM’s interest in this joint venture. The financial impact of this transaction is included in our consolidated results of operations. JRM expects to collect all net receivables currently owed from this joint venture. In the nine months ended September 30, 2006, JRM recorded an impairment loss totaling approximately $16.4 million attributable to currency translation losses recorded in accumulated other comprehensive loss.
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
     For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005. Additionally, see the accounting policy for inventory in Note 1 to our unaudited condensed consolidated financial statements included in this report. Other than changes to policies related to stock-based compensation referenced below, there have been no material changes to these policies during the nine months ended September 30, 2006.
Stock-Based Compensation
     We have several stock-based employee compensation plans, which are described more fully in Note 4 to our unaudited condensed consolidated financial statements included in this report. Prior to January 1, 2006, we accounted for these plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Effective January 1, 2006, we adopted the provisions of the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123(R)”), on a modified prospective application basis. SFAS 123(R) eliminates the alternative permitted under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to use APB 25’s intrinsic value method of accounting, under which issuing stock options to employees generally did not result in recognition of compensation. Under the provisions of SFAS 123(R) and using the modified prospective application method, we recognize stock-based compensation, net of an estimated forfeiture rate, for all share-based awards granted after December 31, 2005 and granted prior to, but not yet vested as of, December 31, 2005 on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. Under the modified prospective application, the results of prior periods are not restated.
     Pursuant to the adoption of SFAS 123(R), we recognized stock-based compensation expense of $1.1 million and $3.4 million related to employee stock options during the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, there was no stock-based compensation expense for employee stock options, other than for stock options subject to variable accounting. For our other stock-based compensation awards, such as restricted stock and performance units, the adoption of SFAS 123(R) did not significantly change our accounting policies for the recognition of compensation expense, as we have recognized such expense in prior periods. Total compensation expense recognized for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)
	Three Months Ended September 30, 2006
Stock Options	$1,093	$(240)	$853
Restricted Stock	125	(27)	98
Performance Shares	1,988	(488)	1,500
Performance and Deferred Stock Units	621	(137)	484

TOTAL	$3,827	$(892)	$2,935

	Three Months Ended September 30, 2005
Repriced Stock Options	$4,881	$(1,145)	$3,736
Restricted Stock	188	(42)	146
Performance and Deferred Stock Units	5,462	(1,435)	4,027

TOTAL	$10,531	$(2,622)	$7,909

	Nine Months Ended September 30, 2006
Stock Options	$3,367	$(749)	$2,618
Restricted Stock	1,081	(97)	984
Performance Shares	2,971	(813)	2,158
Performance and Deferred Stock Units	7,368	(1,916)	5,452

TOTAL	$14,787	$(3,575)	$11,212

	Nine Months Ended September 30, 2005
Repriced Stock Options	$6,060	$(1,419)	$4,641
Restricted Stock	939	(219)	720
Performance and Deferred Stock Units	7,635	(2,022)	5,613

TOTAL	$14,634	$(3,660)	$10,974

     The impact on basic earnings per share of stock-based compensation expense recognized for the three months ended September 30, 2006 and 2005 was $0.03 and $0.08 per share, respectively, and on diluted earnings per share was $0.03 and $0.07 per share, respectively. The impact on basic earnings per share of stock-based compensation expense recognized for the nine months ended September 30, 2006 and 2005 was $0.10 and $0.11 per share, respectively, and on diluted earnings per share was $0.10 per share for both periods.
     As of September 30, 2006, total unrecognized estimated compensation expense related to nonvested awards was $17.3 million, net of estimated tax benefits of $6.2 million. This total unrecognized estimated compensation expense consists of $3.6 million for stock options, $0.2 million for restricted stock and $13.4 million for performance shares, which are expected to be recognized over weighted average periods of 1.2 years, 0.4 years and 2.6 years, respectively. Performance and deferred stock units are marked-to-market at the end of each quarter, so there was no unrecognized compensation expense as of September 30, 2006.
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
RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2006 vs. THREE MONTHS ENDED SEPTEMBER 30, 2005
Offshore Oil and Gas Construction
     Revenues increased approximately 24%, or $84.8 million, to $440.2 million in the three months ended September 30, 2006, primarily due to an increase in marine projects worldwide and increased activities in our Middle East and Asia Pacific regions. These increases were partially offset by decreases in other JRM regions for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.
     Segment operating income, which is before equity in income (loss) of investees and gain (loss) on asset disposals and impairments — net, increased $0.7 million from $57.4 million in the three months ended September 30, 2005 to $58.1 million in the three months ended September 30, 2006. This increase was primarily attributable to the increase in marine construction projects and activities in our Asia Pacific and Middle East regions referenced above, partially offset by a decrease in activities in our Caspian region. In addition, the three months ended September 30, 2006 benefited by approximately $13.1 million, primarily related to project close-outs, compared to approximately $36.4 million of benefit in the three months ended September 30, 2005, primarily related to contract change orders and close-outs of substantially complete projects. Additionally, general and administrative expenses increased in the three months ended September 30, 2006 due to increased activity.
     Gain (loss) on asset disposals and impairments — net decreased $4.1 million to a loss of $0.1 million in the three months ended September 30, 2006 from a gain of $4.0 million in the three months ended September 30, 2005. This reduction was attributable to gains on sales of various non-strategic assets completed in the three months ended September 30, 2005.
     Equity in income (loss) of investees decreased from income of $2.5 million in the three months ended September 30, 2005 to a loss of $0.7 million in the three months ended September 30, 2006. The three months ended September 30, 2005 included income attributable to the termination of our European joint venture, while the three months ended September 30, 2006 included our share of expenses attributable to our deepwater solutions joint venture.
Government Operations
     Revenues increased approximately 3%, or $4.4 million, to $147.3 million in the three months ended September 30, 2006, primarily due to higher volumes from our other government operations work producing fuel for research test reactors and DOE fuel development for commercial reactors. Also, contributing to this increase were higher volumes in our management and operating contract for U.S. Government-owned facilities in New Mexico, along with completed transition work for that contract. In addition, we experienced higher volumes in commercial nuclear environmental services activities, including additional environmental engineering work at our Pennsylvania location, and higher volumes in the manufacture of nuclear components for certain U.S. Government programs. These increases were partially offset by lower commercial downblending activity due to the completion of our contract to downblend 50 metric tons of highly enriched uranium to low enriched uranium and reduced activity for foreign research test reactors.
     Segment operating income, which is before equity income of investees and gain (loss) on asset disposals and impairments — net, increased $14.7 million to $28.1 million in the three months ended September 30, 2006, primarily attributable to cost and efficiency improvements resulting from our agreement to consolidate two operating divisions into our Nuclear Operations Division, and continued productivity improvements. In addition, we experienced increases in our commercial nuclear environmental services activities, including additional environmental engineering work and improved performance from our environmental labs. We also experienced higher volumes in our management and operating contract for U.S. Government-owned facilities in New Mexico, along with lower general and administrative expenses. These increases were partially offset by higher pension plan expenses and reduced activity in our commercial downblending and foreign research test reactor work in the three months ended September 30, 2006.

     Equity in income of investees increased $0.6 million to $6.5 million in the three months ended September 30, 2006, primarily due to increased fees and lower operating expenses at our joint ventures in Texas and Tennessee. These increases were partially offset by lower fees attributable to our joint venture in Idaho.
Power Generation Systems
     Our Power Generation Systems segment consists primarily of B&W, which was not consolidated in the three months ended September 30, 2005. The Revenues and Segment Operating Income of this segment for the three months ended September 30, 2006 are substantially all attributable to B&W, which was reconsolidated into our results effective February 22, 2006. B&W’s revenues and segment operating income in the three months ended September 30, 2006 resulted primarily from utility steam system fabrication, fabrication and construction of plant enhancement projects, replacement parts, boiler cleaning equipment, nuclear services and replacement nuclear steam generators.
     Equity in income of investees was higher in the three months ended September 30, 2006 by $3.9 million, primarily attributable to income recognized from a joint venture in China, which was placed on the equity method of accounting in 2006.
Corporate
     Unallocated Corporate expenses decreased $3.5 million from $9.3 million in the three months ended September 30, 2005 to $5.8 million in the three months ended September 30, 2006, primarily due to lower departmental expenses, lower stock-based compensation expense, and favorable results from our captive insurers in the three months ended September 30, 2006.
Other Income Statement Items
     Interest income increased $11.2 million to $16.6 million in the three months ended September 30, 2006, primarily due to an increase in average cash equivalents and investments and prevailing interest rates. Additionally, in the three months ended September 30, 2006, we received a settlement from the Canadian taxing authorities with respect to the resolution of prior years’ audit issues. As a result of the settlement, we recognized interest income totaling $5.1 million.
     Interest expense decreased $4.2 million to $5.0 million in the three months ended September 30, 2006, primarily due to higher interest in September 2005 on the JRM Secured Notes which were retired in June 2006, partially offset by higher amortization of debt issuance costs and fees in the three months ended September 30, 2006 on our credit facilities.
     Other expense — net increased $2.9 million to $4.6 million in the three months ended September 30, 2006, primarily due to currency exchange losses incurred in the three months ended September 30, 2006.
Provision for Income Taxes
     In the three months ended September 30, 2006, the provision for income taxes increased $18.9 million to $28.9 million, while income before provision for income taxes increased $61.9 million to $130.6 million. Our effective tax rate for the three months ended September 30, 2006 was approximately 22.1%. In the three months ended September 30, 2006, we received a settlement from the Canadian taxing authorities with respect to the resolution of prior years’ audit issues. As a result of the settlement, we recorded a net tax benefit of $3.3 million and related interest income totaling $5.1 million.
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

     Income (loss) before provision for (benefit from) income taxes, provision for (benefit from) income taxes and effective tax rates for MII major subsidiaries are as follows:

	Income (loss) before		Provision for
	Provision for (Benefit from)		(Benefit from)		Effective
	Income Taxes		Income Taxes		Tax Rate
			(Unaudited)
	For the three months ended September 30,
	2006	2005	2006	2005	2006	2005
	(In thousands)		(In thousands)
Primarily United States:
MI	$63,724	$8,745	$19,465	$3,951	30.55%	45.18%
J. Ray McDermott Holdings, Inc.	(16,226)	1,956	3	(457)	(0.02)%	(23.36)%
Non-United States:
International Subsidiaries	83,124	57,992	9,429	6,461	11.34%	11.14%

Total MII	$130,622	$68,693	$28,897	$9,955	22.12%	14.49%

     MI is subject to United States federal income tax at the rate of 35%. The effective tax rate of MI is primarily affected by applicable state income taxes on its profitable U.S. subsidiaries.
     J. Ray McDermott Holdings, Inc. (“JRMHI”) is subject to United States income tax at a rate of 35%. No current United States income tax is payable by JRMHI due to its accumulated losses. JRMHI’s valuation allowance for the realization of deferred tax assets had been adjusted in accordance with SFAS No. 109. JRMHI’s provision for income taxes is primarily associated with its operations performed outside of the United States, which has no relationship to its income (loss) before provision for (benefit from) income taxes.
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2006 vs. NINE MONTHS ENDED SEPTEMBER 30, 2005
Offshore Oil and Gas Construction
     Revenues increased approximately 15%, or $146.0 million, to $1.1 billion in the nine months ended September 30, 2006, primarily due to an increase in marine projects worldwide and increased activities in our Middle East and Caspian regions. These increases were partially offset by decreases in fabrication activities in our Americas region. In addition, revenues from other JRM regions decreased in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.
     Segment operating income, which is before equity in income (loss) of investees and gain (loss) on asset disposals and impairments — net, increased $47.1 million from $113.3 million in the nine months ended September 30, 2005 to $160.4 million in the nine months ended September 30, 2006. Approximately $15.0 million of this increase is attributable to profit previously deferred since the inception of a project for Dolphin Energy Ltd., which has been accounted for under our deferred profit recognition policy, as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006, the project was substantially complete, and the profit earned since inception to date has been recognized during the nine months ended September 30, 2006 in accordance with our policy. In addition, segment operating income increased due to higher margins and improvements in our Middle East and Caspian regions and our marine projects in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. These increases were partially offset by a decrease in fabrication activities in our Americas region and a decrease in all other operations. In addition, the nine months ended September 30, 2006 benefited by approximately $27.3 million, primarily related to project close-outs, compared to approximately $65.6 million of benefit in the nine months ended September 30, 2005, primarily related to contract change orders and close-outs of substantially complete projects. Additionally, general and administrative expenses increased in the nine months ended September 30, 2006 due to increased activity.
     Gain (loss) on asset disposals and impairments — net decreased $22.6 million to a loss of $16.1 million in the nine months ended September 30, 2006 from a gain of $6.5 million in the nine months ended September

30, 2005. This reduction was attributable to an impairment of $16.4 million associated with our joint venture in Mexico in the nine months ended September 30, 2006 and gains on sales of various non-strategic assets in the nine months ended September 30, 2005.
     Equity in income (loss) of investees decreased from income of $2.2 million in the nine months ended September 30, 2005 to a loss of $2.1 million in the nine months ended September 30, 2006, attributable to our share of expenses in our deepwater solutions joint venture.
Government Operations
     Revenues increased approximately 3.6%, or $16.3 million, to $471.8 million in the nine months ended September 30, 2006, primarily due to higher volumes from our other government operations work producing fuel for research test reactors and DOE fuel development for commercial reactors. Also, contributing to this increase were higher volumes in the manufacture of nuclear components for certain U.S. Government programs, along with higher volumes in commercial nuclear environmental services work, including additional environmental engineering work at our Pennsylvania location. We also experienced higher volume from our management and operating contract for U.S. Government-owned facilities in New Mexico, partially offset by lower fees from subcontracting activity at a DOE site cleanup in Ohio. These increases were partially offset by lower commercial downblending work due to the completion of our contract to downblend 50 metric tons of highly enriched uranium to low enriched uranium and reduced activity for foreign research test reactors. We also experienced lower revenues in the nine months ended September 30, 2006 from our fuel cell development project, which has been terminated.
     Segment operating income, which is before equity income of investees and gain on asset disposals and impairments — net, increased $21.3 million to $71.7 million in the nine months ended September 30, 2006, primarily attributable to cost and efficiency improvements resulting from our agreement to consolidate two operating divisions into our Nuclear Operations Division and continued productivity improvements. In addition, we experienced an increase in volumes and margins of our other government operations work producing fuel for research test reactors and DOE fuel development for commercial reactors. We also experienced an increase in our commercial nuclear environmental services activity, including additional environmental engineering work, and improved performance from our environmental labs. Also, contributing to this increase is lower spending on research and development activity in the nine months ended September 30, 2006 and increased fees for a management and operating contract for U.S. Government-owned facilities in New Mexico. These increases were partially offset by lower fees from subcontracting activity at a DOE site cleanup in Ohio. In addition, we experienced higher pension expense and an increase to our provision for an environmental liability in Pennsylvania in the nine months ended September 30, 2006.
     Gain on asset disposals and impairments — net increased $1.1 million in the nine months ended September 30, 2006, attributable to the sale of noncore machinery.
     Equity in income of investees decreased $3.6 million to $19.0 million in the nine months ended September 30, 2006, primarily due to our decision to terminate our joint venture R&D program, along with decreased scope at our joint venture in Idaho. These decreases were partially offset by improved fees at our joint ventures in Tennessee and Texas in the nine months ended September 30, 2006.
Power Generation Systems
     Our Power Generation Systems segment consists primarily of B&W, which was not consolidated in the nine months ended September 30, 2005. The Revenues and Segment Operating Income of this segment for the nine months ended September 30, 2006 are substantially all attributable to B&W, which was reconsolidated into our results effective February 22, 2006 and include approximately seven months’ results in the nine months ended September 30, 2006. B&W’s revenues and segment operating income in the nine months ended September 30, 2006 resulted primarily from utility steam system fabrication, fabrication and construction of plant enhancement projects, replacement parts, boiler cleaning equipment, nuclear services and replacement nuclear steam generators.
     Equity in income of investees was higher in the nine months ended September 30, 2006 by $6.9 million, primarily attributable to income recognized from a joint venture in China, which was placed on the equity method of accounting during the nine months ended September 30, 2006.

Corporate
     Unallocated corporate expenses decreased $5.1 million, from $28.0 million in the nine months ended September 30, 2005 to $22.9 million in the nine months ended September 30, 2006. We experienced lower departmental expenses in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. These lower departmental expenses were partially offset by higher stock-based compensation expense attributable to the rise in our stock price and our adoption of SFAS 123(R) in the nine months ended September 30, 2006. In addition, we experienced favorable results from our captive insurers in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The nine months ended September 30, 2005 included approximately $2.3 million of pension plan expense related to B&W.
Other Income Statement Items
     Interest income increased $22.9 million to $36.6 million in the nine months ended September 30, 2006, primarily due to increases in average cash equivalents and investments and prevailing interest rates. Additionally, in the nine months ended September 30, 2006, we received a settlement from the Canadian taxing authorities with respect to the resolution of prior years’ audit issues. As a result of the settlement, we recognized interest income totaling $5.1 million.
     Interest expense decreased $5.4 million to $22.4 million in the nine months ended September 30, 2006, primarily due to higher interest expense in the prior period on retired debt partially offset by higher costs in the current period on our credit facilities.
     We recorded a reduction in interest expense for the nine months ended September 30, 2006 totaling approximately $13.2 million attributable to a settlement MI reached with U.S. and Canadian tax authorities related to transfer pricing issues. In addition, in the nine months ended September 30, 2006, we recorded an increase in interest expense totaling approximately $2.6 million for potential U.S. tax deficiencies.
     On June 6, 2006, JRM completed a tender offer and used current cash on hand to purchase $200 million in aggregate principal amount of the JRM Secured Notes for approximately $249.0 million, including accrued interest of approximately $10.9 million. As a result of this early retirement of debt, we recognized $49.0 million of expense during the nine months ended September 30, 2006.
     Other income (expense) — net increased $14.5 million from income of $3.9 million to expense of $10.6 million in the nine months ended September 30, 2006, primarily due to currency exchange losses in the current period and dividends received from cost method investments in the prior period.
Provision for Income Taxes
     In the nine months ended September 30, 2006, the provision for (benefit from) income taxes increased $87.2 million from a benefit of $9.2 million to a provision of $78.0 million, while income before provision for (benefit from) income taxes increased $114.6 million to $266.5 million. Our effective tax rate for the nine months ended September 30, 2006 was approximately 29.3%. We recorded no tax benefit on the $49 million expense associated with the retirement of the JRM Secured Notes discussed above.
     As more fully disclosed in Part II of our annual report on Form 10-K for the year ended December 31, 2005, in the nine months ended September 30, 2005, we reversed a federal deferred tax asset valuation allowance totaling approximately $50.4 million, which eliminated our MI federal deferred tax asset valuation allowance associated with our minimum pension liability. This adjustment recorded in the nine months ended September 30, 2005 resulted in a benefit in our provision for income taxes in that period.
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
     Income (loss) before provision for (benefit from) income taxes, provision for (benefit from) income taxes and effective tax rates for MII major subsidiaries are as follows:

	Income (loss) before		Provision for
	Provision for (Benefit from)		(Benefit from)		Effective
	Income Taxes		Income Taxes		Tax Rate
			(Unaudited)
	For the nine months ended September 30,
	2006	2005	2006	2005	2006	2005
	(In thousands)		(In thousands)
Primarily United States:
MI	$168,321	$44,688	$48,483	$(28,781)	28.80%	(64.40)%
J. Ray McDermott Holdings, Inc.	(105,311)	(451)	15	(406)	(0.01)%	90.02%
Non-United States:
International Subsidiaries	203,447	107,595	29,561	20,016	14.53%	18.60%

Total MII	$266,457	$151,832	$78,059	$(9,171)	29.30%	(6.04)%

     MI is subject to United States federal income tax at the rate of 35%. The effective tax rate of MI is primarily affected by applicable state income taxes on its profitable U.S. subsidiaries. In the nine months ended September 30, 2006, MI reached a settlement in a tax dispute with United States and Canadian tax authorities, primarily related to transfer pricing matters, resulting in an adjustment to the tax liability and associated accrued interest established for the disputed item. This favorably impacted MI’s income before income taxes and provision for income taxes by $13.2 million and $4.7 million, respectively. Also, in the nine months ended September 30, 2006, we received a settlement from the Canadian taxing authorities with respect to the resolution of prior years’ audit issues. As a result of the settlement, we recorded a net tax benefit of $3.3 million and related interest income totaling $5.1 million. In addition, the effective tax rate of MI for the nine months ended September 30, 2005 is impacted by the B&W Chapter 11 settlement adjustment booked in that period, which generated little or no associated U.S. income tax effect and the valuation allowance adjustment discussed above.
     J. Ray McDermott Holdings, Inc. (“JRMHI”) is subject to United States income tax at a rate of 35%. No current United States income tax is payable by JRMHI due to its accumulated losses. JRMHI’s valuation allowance for the realization of deferred tax assets had been adjusted in accordance with SFAS No. 109. JRMHI’s provision for income taxes is primarily associated with its operations performed outside of the United States, which has no relationship to its income (loss) before provision for income taxes.
Backlog

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Offshore Oil and Gas Construction	$4,014,670	$1,781,917
Government Operations	1,376,701	1,772,258
Power Generation Systems	3,202,147	—

TOTAL BACKLOG	$8,593,518	$3,554,175

     Of the September 30, 2006 backlog in our Offshore Oil and Gas Construction segment, we expect to recognize revenues of approximately $450 million in the remainder of 2006, $1.9 billion in 2007 and the remainder thereafter.
     At September 30, 2006, our Government Operations’ backlog with the U. S. Government was $1.4 billion, which is substantially fully funded. Only $35.5 million has not been funded as of September 30, 2006. Of the September 30, 2006 backlog in this segment, we expect to recognize revenues of approximately $150 million in the remainder of 2006, $480 million in 2007 and the remainder thereafter.
     At September 30, 2006, our Power Generation Systems’ backlog is attributable to B&W, which was not consolidated in our financial results at December 31, 2005. Backlog for B&W at December 31, 2005 totaled approximately $2.1 billion. At September 30, 2006, Power Generation Systems’ backlog with the U. S. Government was $69.8 million, which was fully funded. Of the September 30, 2006 backlog in this segment, we expect to recognize revenues of approximately $550 million in the remainder of 2006, $1.5 billion in 2007 and the remainder thereafter.
Liquidity and Capital Resources
JRM
     On June 6, 2006, JRM completed a cash tender offer for all the outstanding 11% senior secured notes due 2013 (“JRM Secured Notes”). The tender offer consideration was based on a fixed-spread over specified U.S. Treasury securities, which equated to an offer price of approximately 119% of the principal amount of the notes. JRM used cash on hand to purchase the entire $200 million in aggregate principal amount of the JRM Secured Notes outstanding for approximately $249.0 million, including accrued interest of approximately $10.9 million. As a result of this early retirement of debt, JRM recognized $49.0 million of expense during the nine months ended September 30, 2006.
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

     At September 30, 2006, JRM had no borrowings outstanding, and letters of credit issued on the JRM Credit facility totaled $210.0 million. In addition, JRM had $124.7 million in outstanding unsecured letters of credit at September 30, 2006.
     On December 22, 2005, JRM, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc., entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions. The amount outstanding of this performance guarantee is included in the $124.7 million outstanding referenced above. This facility provides credit support for bank guarantees issued in favor of two projects awarded to JRM. The term of this facility is for the duration of these projects, and the initial commission rate is less than 4.25% on an annualized basis. This facility increased JRM’s unrestricted cash, as prior letters of credit secured with cash were transferred to this facility.
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
     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a minimum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at September 30, 2006. The interest rate at September 30, 2006 was 8.75%. BWXT is charged a commitment fee at a per annum rate of 0.375%, which is payable quarterly. At September 30, 2006, BWXT had no borrowings outstanding, and letters of credit outstanding under the facility totaled $51.5 million.
     Based on BWXT’s liquidity position, we believe BWXT has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.
B&W
     On February 22, 2006, B&W entered into a $650 million senior secured credit facility with a syndicate of lenders arranged by Credit Suisse Securities (USA) LLC (the “B&W Facility”) to replace B&W’s debtor-in-possession credit facility, which was terminated. The B&W Facility includes a five-year, $200 million revolving credit subfacility (the entire availability of which may be used for the issuance of letters of credit or working capital requirements), a six-year, $200 million letter of credit subfacility and a commitment by certain of the lenders to loan B&W up to $250 million in term debt to refinance a $250 million promissory note that B&W could issue in connection with the settlement of the B&W Chapter 11 proceedings. The term loan may only be used by B&W in a single draw, and the commitment of the lenders to make this loan expires on December 1, 2006. As of September 30, 2006, no borrowings were outstanding, and letters of credit with an aggregate face amount of $204.3 million were outstanding.
     On February 22, 2006, B&W paid $350 million to a trust for the benefit of asbestos personal injury claimants under the B&W Chapter 11 plan of reorganization. For additional information concerning the settlement of B&W’s Chapter 11 proceedings, see Notes 20 and 22 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2005.

     As outlined in Note 20 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2005, if asbestos legislation is not enacted into law by November 30, 2006, we are required to make a cash payment totaling $355 million within 180 days of November 30, 2006. If such payment is required, we intend to make it with existing cash on hand from MI and MII.
     Based on B&W’s liquidity position, we believe B&W has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.
OTHER
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects on a contract executed in 1998. This project included a limited-term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary is analyzing the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of September 30, 2006. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety should seek recovery from B&W’s subsidiary, we believe that B&W’s subsidiary would have adequate liquidity to satisfy its obligations. However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial position, results of operations, and cash flows.
     At September 30, 2006, we had total restricted cash and cash equivalents of $84.0 million. The restricted cash and cash equivalents include the following: $26.1 million, which is required to meet reinsurance reserve requirements of our captive insurance companies and $57.9 million, which is held in restricted foreign accounts.
     At September 30, 2006 and December 31, 2005, our balance in cash and cash equivalents on our consolidated balance sheets included approximately $29.2 million and $7.3 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.
     Our working capital, excluding restricted cash and cash equivalents, increased by approximately $17.7 million from $81.9 million at December 31, 2005 to $99.6 million at September 30, 2006.
     Our net cash provided by operations was approximately $559.7 million for the nine months ended September 30, 2006, compared to approximately $180.1 million for the nine months ended September 30, 2005. This increase was primarily attributable to favorable cash flows from our contracts in progress, accounts receivable and accounts payable.
     Our net cash provided by (used in) investing activities changed by approximately $287.8 million to cash provided by investing activities totaling $197.0 million for the nine months ended September 30, 2006, compared to cash used in investing activities totaling $90.8 million for the nine months ended September 30, 2005. This change was primarily attributable to the reconsolidation of B&W and the sale/maturity of available-for-sale securities.
     Our net cash provided by (used in) financing activities changed by approximately $233.1 million to cash used in financing activities totaling $207.6 million in the nine months ended September 30, 2006, compared to cash provided by financing activities of $25.5 million in the nine months ended September 30, 2005. This change was primarily attributable to the early retirement of the JRM Secured Notes.
     At September 30, 2006, we had investments with a fair value of $458.7 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of September 30, 2006, we had pledged approximately $36 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

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
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     For information regarding ongoing investigations and litigation, see Note 7 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on our purchases of equity securities during the quarter ended September 30, 2006, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

			Total number of	Maximum
			shares purchased	number of shares
	Total number	Average	as part of	that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs	plans or program

July 1, 2006 — September, 2006	22,637	$48.23	not applicable	not applicable

Total	22,637	$48.23	not applicable	not applicable

Item 5. Other Information
     From time to time, our directors, officers and employees may adopt trading plans pursuant to Exchange Act Rule 10b5-1(c). Francis S. Kalman adopted a 10b5-1 trading plan on August 25, 2006.
Item 6. Exhibits
Exhibit 3.1* - McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).
Exhibit 3.2* — McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).
Exhibit 3.3* - Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).
Exhibit 4.1* — Credit Agreement dated as of June 6, 2006, by and among J. Ray McDermott, S.A., certain lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Bank of America, N.A., Calyon New York Branch, Fortis Capital Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated June 6, 2006 (File No. 1-08430)).
Exhibit 4.2* — Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of June 6, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated June 6, 2006 (File No. 1-08430)).
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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly
Authorized Representative)
November 2, 2006

EXHIBIT INDEX

Exhibit	Description
3.1*	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2 *	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*	Credit Agreement dated as of June 6, 2006, by and among J. Ray McDermott, S.A., certain lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Bank of America, N.A., Calyon New York Branch, Fortis Capital Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated June 6, 2006 (File No. 1-08430)).

4.2*	Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of June 6, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated June 6, 2006 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.