Form 10-K/A
period 2006-12-31
MCDERMOTT INTERNATIONAL INC
filed 2007-03-30
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Supplementary Financial Information on Panamanian Securities Regulations
All schedules other than the above have been omitted because they are not required or the information is included in the previously filed Form 10-K on March 1, 2007.

Signature of Registrant	12
Consent of Independent Registered Public Accounting Firm
Supplementary Financial Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of McDermott International, Inc.:
     We have audited the 2006 consolidated financial statements, the 2006 financial statement schedules, and the retrospective adjustments to the 2005 and 2004 consolidated financial statements of McDermott International Inc. and subsidiaries (the “Company”) as of and for the year ended December 31, 2006, and have issued our report thereon dated March 1, 2007; such report has previously been filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the emergence of a wholly owned subsidiary of McDermott International, Inc. from Chapter 11 of the U.S. Bankruptcy Code and the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” as of January 1, 2006 and SFAS No. 158, “Employee Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006). Our audit also included the 2006 financial statement schedule of the Company listed in the accompanying index of this Form 10K/A as Condensed Financial Information of Registrant. The 2006 financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2006 financial statement schedule, when considered in relation to the basic 2006 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     The financial statement schedules of the Company listed in the accompanying index of this Form 10K/A as Condensed Financial Information of Registrant as of December 31, 2005, and for the years ended December 31, 2005 and 2004, before the effects of the retrospective adjustments for the discontinued operations and the common stock split in 2006, were audited by other auditors whose report, dated February 28, 2006, expressed an unqualified opinion on those schedules. We have audited the retrospective adjustments to the 2005 and 2004 consolidated financial statements of the Company for the discontinued operations and the stock split in 2006, and have issued our report thereon dated March 1, 2007. In our opinion, the retrospective adjustments to the accompanying 2005 and 2004 financial statement schedules, when considered in relation to the retrospective adjustments to the basic 2005 and 2004 consolidated financial statements, have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2005 and 2004 financial statement schedules of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 and 2004 financial statement schedules taken as a whole.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of
McDermott International, Inc.
     Our audits of the consolidated financial statements for the years ended December 31, 2005 and 2004, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 2 to the consolidated financial statements and the adjustments to retrospectively reflect the three-for-two stock split described in Note 8 to the consolidated financial statements, referred to in our report dated February 28, 2006 appearing in the 2006 Annual Report on Form 10-K of McDermott International, Inc. also included an audit of the “Condensed Financial Information of Registrant” financial statement schedule information as of December 31, 2005 and for the years ended December 31, 2005 and 2004, before the adjustments to retrospectively reflect the discontinued operations described in Note 4 to the schedule and the three-for-two stock split referred to in Note 5 to the schedule. The 2005 and 2004 “Condensed Financial Information of Registrant” financial statement schedule information before the effects of the adjustments to retrospectively reflect the discontinued operations and the three-for-two stock split referred to above is not presented herein. In our opinion, the 2005 and 2004 “Condensed Financial Information of Registrant” financial statement schedule information, before the effect of the adjustments to retrospectively reflect the discontinued operations described in Note 4 and the adjustments to retrospectively reflect the three-for-two stock split described in Note 5, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements referred to above.
     We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 4 or the adjustments to retrospectively reflect the three-for-two stock split described in Note 5 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2006

Schedule I
McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,293	$100
Restricted cash and cash equivalents	1,006	—
Short-term investments	—	4,642
Accounts receivable — other	213	56
Accounts receivable from subsidiaries	42,198	44,226
Accounts receivable from The Babcock & Wilcox Company	—	4,072
Other currents assets	372	475

Total Current Assets	45,082	53,571

Investments in Subsidiaries and Other Investees, at Equity	519,299	363,143

Notes Receivable from Subsidiaries	50	28,050

Property, Plant and Equipment, at Cost:
Buildings	5	5
Machinery and equipment	61	61

	66	66
Less accumulated depreciation	64	63

Net Property, Plant and Equipment	2	3

Investments in Debt Securities	33,201	32,953

Accounts Receivable from The Babcock & Wilcox Company	—	2,793

Other Assets	41	1,085

TOTAL	$597,675	$481,598

See accompanying notes to condensed financial information.

Continued
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2006	2005
	(In thousands)
Current Liabilities:
Accounts payable	$361	$205
Accounts payable to The Babcock & Wilcox Company	—	7,571
Accrued liabilities — other	1,063	2,940
Income taxes	4,300	1,360

Total Current Liabilities	5,724	12,076

Notes Payable to Subsidiaries	11,824	61,761

Accounts Payable to Subsidiaries	69,905	190,802

Accrued Cost of The Babcock & Wilcox Company Bankruptcy Settlement	—	5,566

Negative Investments in Subsidiaries, at Equity, net of Subordinated Note to Subsidiary	112,648	294,614

Other Liabilities	9,194	77

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock	113,897	110,787
Capital in excess of par value	1,214,282	1,146,194
Accumulated deficit	(513,607)	(862,931)
Treasury stock	(60,581)	(56,496)
Accumulated other comprehensive loss	(365,611)	(420,852)

Total Stockholders’ Equity (Deficit)	388,380	(83,298)

TOTAL	$597,675	$481,598

Schedule I
McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Costs and Expenses:
Cost of operations	$(1,517)	$(8,818)	$1,743
Gain on settlement of pension plan	—	(1,390)	(27,722)
Selling, general and administrative expenses	14,520	18,476	12,608

	13,003	8,268	(13,371)

Operating Income (Loss) before Equity in Income of Investees	(13,003)	(8,268)	13,371

Equity in Income of Subsidiaries and Other Investees	356,865	206,252	50,874

Operating Income	343,862	197,984	64,245

Other Income (Expense):
Interest income	1,752	1,332	510
Interest expense	(4,905)	(3,608)	(1,761)
Estimated loss on The Babcock & Wilcox Company bankruptcy settlement	—	(430)	(678)
Other — net	4,586	1,000	(654)

	1,433	(1,706)	(2,583)

Income Before Provision for (Benefit from) Income Taxes	345,295	196,278	61,662

Provision for (Benefit from) Income Taxes	2,996	(1,699)	23

Net Income	$342,299	$197,977	$61,639

     See accompanying notes to condensed financial information.

Schedule I
MCDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net Income	$342,299	$197,977	$61,639

Other Comprehensive Income (Loss):
Equity in other comprehensive income (loss) of subsidiaries and other investees	167,776	(93,454)	24,276
Minimum pension liability adjustments	35	13	17
Unrealized gains (losses) arising during the period	636	115	(24)

Other Comprehensive Income (Loss)	168,447	(93,326)	24,269

Comprehensive Income	$510,746	$104,651	$85,908

     See accompanying notes to condensed financial information.

Schedule I
McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$342,299	$197,977	$61,639

Depreciation and amortization	742	1,047	3,063
Equity in income of subsidiaries and other investees, less dividends	(234,211)	(206,002)	(45,174)
Estimated loss on The Babcock & Wilcox Company bankruptcy settlement	—	430	678
Other	18,035	3,985	9,929
Changes in assets and liabilities:
Accounts and notes receivable	8,736	32,101	(71,565)
Prepaid pensions	—	—	17,925
Accounts payable	(130,187)	(63,848)	30,072
Notes payable to subsidiaries	(49,937)	(1,650)	(3,490)
Income taxes	2,940	(1,699)	—
Other, net	6,913	(403)	(1,729)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(34,670)	(38,062)	1,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(1,006)	—	—
Purchases of available-for-sale securities	(211,170)	(207,132)	(88,673)
Maturities of available-for-sale securities	213,069	205,224	85,335
Sales of available-for-sale securities	4,597	—	3,730
Investments in equity investees	(355,016)	—	—
Return of capital from equity investees	249,998	—	—
Increase (decrease) in loans to subsidiaries	119,234	(28,000)	—
Other	(3,440)	(857)	(2)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,266	(30,765)	390

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	19,647	60,951	2,800
Other	(50)	2,869	(118)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,597	63,820	2,682

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,193	(5,007)	4,420

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100	5,107	687

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,293	$100	$5,107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including intercompany interest (net of amount capitalized)	$4,905	$3,666	$1,755
Income taxes, net of refunds	$56	$—	$23

     See accompanying notes to condensed financial information.

Schedule I
McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION
DECEMBER 31, 2005
NOTE 1 — BASIS OF PRESENTATION
     The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and cash flows of McDermott International, Inc. (Parent Company Only). Investments in subsidiaries and other investees are stated under the equity basis of accounting, which is at cost plus equity in undistributed earnings from date of acquisition. These Parent Company Only financial statements should be read in conjunction with McDermott International, Inc.’s consolidated financial statements filed in the Annual Report on Form 10-K.
NOTE 2 — CONTINGENCIES
     As of December 31, 2006, McDermott International, Inc. (“MII”) had outstanding performance guarantees for one contract executed by Volund, a subsidiary of The Babcock & Wilcox Company (“B&W”). This guarantee will expire on December 31, 2007 and has an aggregate cap of $0.8 million. This project has been completed.
     Additionally, as of December 31, 2006, MII had outstanding performance guarantees for two contracts executed by one of B&W’s Canadian subsidiaries. The total contract value of these projects was approximately $300 million, and the warranty periods extend to the years 2023 and 2024. These projects have also been completed and are in the warranty periods.
     Also as of December 31, 2006, MII had an outstanding performance guarantee for a contract executed by B&W with TXU Corp. This guarantee will expire in 2014 and has a cap of $490 million.
     MII has never had to satisfy a performance guaranty for Volund or B&W. Under the terms of an agreement between MII and B&W, B&W must reimburse MII for any costs MII may incur under any of these performance guarantees. As of December 31, 2006, B&W had sufficient liquidity to cover its obligations under this agreement. However, if Volund incurs and is unable to satisfy substantial warranty liabilities on these projects prior to expiration of the guaranty periods and B&W is not able to satisfy its contractual obligation to MII, and such liabilities are not covered by insurance, MII would be liable.
     MII has agreed to indemnify certain surety companies for obligations of various subsidiaries of MII under surety bonds issued to meet various contracting and statutory requirements. As of December 31, 2006, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $15.7 million.
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects on a contract executed in 1998. This project included a limited-term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W’s subsidiary continues to analyze the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of December 31, 2006. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from B&W’s subsidiary, we believe that B&W’s subsidiary would have adequate liquidity to satisfy its obligations. However, if claims are made by the surety against B&W’s subsidiary, and B&W’s subsidiary is unable to satisfy its obligations, MII could ultimately have to satisfy any claims. This surety bond is not included in our disclosures above as the project is deemed complete and in the warranty phase. In addition, Babcock & Wilcox Companies (“B&WC”) has provided a parent company guarantee to the customer of the B&W subsidiary for contract performance associated with this project.
NOTE 3 — DIVIDENDS RECEIVED
     McDermott International, Inc. received dividends from its consolidated subsidiaries of $122.7 million, $0.3 million and $5.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 4 — DISCONTINUED OPERATIONS
     In April 2006, J. Ray McDermott, S.A., a wholly owned subsidiary of MII, completed the sale of its Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V. (“TNG”). Income (loss) from discontinued operations related to TNG of $12.9 million, $0.1 million and ($3.2) million was included in equity in income of subsidiaries and other investees for the years ended December 31, 2006, 2005 and 2004, respectively.
NOTE 5 — COMMON STOCK SPLIT
     On May 3, 2006, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend. The dividend was paid on May 31, 2006 to stockholders of record as of the close of business on May 17, 2006. All balance sheets presented have been restated to reflect the effect of the stock split. For the year ended December 31, 2005, capital in excess of par value was reduced by $36.9 million and common stock was increased by $36.9 million.

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
Vice President and
Chief Accounting Officer
(Principal Accounting Officer and Duly
Authorized Representative)
March 30, 2007

EXHIBIT INDEX

Exhibit
Number
23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

99	Supplementary Financial Information on Panamanian Securities Regulations