Form 10-Q
period 2007-03-31
MCDERMOTT INTERNATIONAL INC
filed 2007-05-07
CIK 708819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding at April 27, 2007 was 111,276,974.

McDERMOTT INTERNATIONAL, INC.
INDEX — FORM 10-Q

PART I
McDERMOTT INTERNATIONAL, INC.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Current Assets:
Cash and cash equivalents	$685,054	$600,843
Restricted cash and cash equivalents (Note 10)	114,560	106,674
Investments	120,575	172,171
Accounts receivable — trade, net	812,037	668,310
Accounts and notes receivable — unconsolidated affiliates	30,220	29,825
Accounts and notes receivable — other	43,524	48,041
Income taxes receivable	283,293	9,507
Contracts in progress	257,291	230,146
Inventories (Note 1)	85,548	77,769
Deferred income taxes	161,846	180,234
Other current assets	37,784	29,954

Total Current Assets	2,631,732	2,153,474

Property, Plant and Equipment	1,567,657	1,525,187
Less accumulated depreciation	1,027,708	1,011,693

Net Property, Plant and Equipment	539,949	513,494

Investments	119,258	121,914

Goodwill	89,201	89,226

Deferred Income Taxes	248,756	260,341

Long-Term Income Tax Receivable	26,153	299,786

Other Assets	209,758	195,527

TOTAL	$3,864,807	$3,633,762

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$256,461	$257,492
Accounts payable	388,986	407,094
Accrued employee benefits	199,193	246,182
Accrued liabilities — other	279,936	264,839
Accrued contract cost	106,211	110,992
Advance billings on contracts	1,269,457	1,116,118
U.S. and foreign income taxes payable	53,669	66,888

Total Current Liabilities	2,553,913	2,469,605

Long-Term Debt	10,904	15,242

Accumulated Postretirement Benefit Obligation	98,730	100,316

Self-Insurance	83,378	84,704

Pension Liability	352,332	372,504

Other Liabilities	154,406	148,290

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 114,235,860 at March 31, 2007 and 113,897,309 at December 31, 2006	114,236	113,897
Capital in excess of par value	1,229,906	1,214,282
Accumulated deficit	(312,791)	(458,886)
Treasury stock at cost, 3,089,675 shares at March 31, 2007 and 3,012,709 at December 31, 2006	(64,616)	(60,581)
Accumulated other comprehensive loss	(355,591)	(365,611)

Total Stockholders’ Equity	611,144	443,101

TOTAL	$3,864,807	$3,633,762

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Revenues	$1,363,430	$644,907

Costs and Expenses:
Cost of operations	1,082,066	501,726
(Gains) Losses on asset disposals and impairments — net	(1,635)	16,006
Selling, general and administrative expenses	97,762	66,994

	1,178,193	584,726

Equity in Income of Investees	7,241	7,547

Operating Income	192,478	67,728

Other Income (Expense):
Interest income	12,318	7,535
Interest expense	(9,589)	(10,303)
IRS interest expense adjustment	—	13,210
Other expense — net	(3,870)	(1,561)

	(1,141)	8,881

Income from Continuing Operations before Provision for Income Taxes	191,337	76,609

Provision for Income Taxes	33,276	20,394

Income from Continuing Operations	158,061	56,215

Loss from Discontinued Operations	—	(892)

Net Income	$158,061	$55,323

Earnings per Common Share:
Basic:
Income from Continuing Operations	$1.43	$0.53
Loss from Discontinued Operations	$—	$(0.01)
Net Income	$1.43	$0.52
Diluted:
Income from Continuing Operations	$1.38	$0.50
Loss from Discontinued Operations	$—	$(0.01)
Net Income	$1.38	$0.49

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Net Income	$158,061	$55,323

Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	1,120	(178)
Reclassification adjustment for impairment of investment	—	16,448
Reconsolidation of The Babcock & Wilcox Company	—	15,833
Unrealized gains on derivative financial instruments:
Unrealized gains on derivative financial instruments	2,141	1,747
Reclassification adjustment for gains included in net income	(1,169)	(86)
Reconsolidation of The Babcock & Wilcox Company	—	(269)
Amortization of benefit plan costs	7,651	—
Minimum pension liability adjustment attributable to the reconsolidation of The Babcock & Wilcox Company	—	15,578
Unrealized gains on investments:
Unrealized gains arising during the period	211	180
Reclassification adjustment for net losses included in net income	66	—

Other Comprehensive Income	10,020	49,253

Comprehensive Income	$168,081	$104,576

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$158,061	$55,323

Depreciation and amortization	16,538	11,694
Income of investees, less dividends	(319)	(1,399)
(Gains) losses on asset disposals and impairments — net	(1,635)	16,006
Provision for deferred taxes	28,880	70,022
Excess tax benefits from FAS 123(R) stock-based compensation	(6,784)	(4,918)
Other	6,164	13,526
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(139,263)	142,031
Income tax receivable	(153)	(56,365)
Net contracts in progress and advance billings on contracts	125,833	7,005
Accounts payable	(15,937)	(46,901)
Income taxes	(26,807)	6,463
Accrued and other current liabilities	10,376	(5,238)
Accrued employee benefits	(49,267)	(25,264)
Pension liability	(7,426)	6,787
Other, net	(23,677)	(47,935)

NET CASH PROVIDED BY OPERATING ACTIVITIES	74,584	140,837

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	(7,886)	13,672
Purchases of property, plant and equipment	(45,504)	(29,037)
Purchases of available-for-sale securities	(275,709)	(5,131,607)
Maturities of available-for-sale securities	238,916	4,984,734
Sales of available-for-sale securities	92,657	68,088
Proceeds from asset disposals	2,203	874
Cash acquired from the reconsolidation of The Babcock & Wilcox Company	—	164,200
Other	167	(1,732)

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,844	69,192

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	592
Payment of long-term debt	(5,375)	(4,323)
Issuance of common stock	2,471	9,347
Payment of debt issuance costs	—	(16)
Excess tax benefits from FAS 123(R) stock-based compensation	6,784	4,918
Other	—	(7,519)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,880	2,999

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	903	140

NET INCREASE IN CASH AND CASH EQUIVALENTS	84,211	213,168

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	600,843	19,263

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$685,054	$232,431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$11,594	$5,225
Income taxes (net of refunds)	$21,487	$6,937

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     We have presented our condensed consolidated financial statements in U.S. dollars in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures consistent with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003).” We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at March 31, 2007 and for the three months ended March 31, 2007, primarily related to our adoption of a new accounting principle for drydocking costs, as discussed further below. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
     McDermott International, Inc. (“MII”), incorporated under the laws of the Republic of Panama in 1959, is an engineering and construction company with specialty manufacturing and service capabilities and is the parent company of the McDermott group of companies, which includes:
•	J. Ray McDermott, S.A., a Panamanian subsidiary of MII (“JRMSA”), and its consolidated subsidiaries;

•	McDermott Holdings, Inc., a Delaware subsidiary of MII (“MHI”), and its consolidated subsidiaries;

•	J. Ray McDermott Holdings, LLC, a Delaware subsidiary of MHI (“JRMH”), and its consolidated subsidiaries;

•	McDermott Incorporated, a Delaware subsidiary of MHI (“MI”), and its consolidated subsidiaries;

•	The Babcock & Wilcox Companies, a Delaware subsidiary of MI (“B&WC”), and its consolidated subsidiaries;

•	BWX Technologies, Inc., a Delaware subsidiary of B&WC (“BWXT”), and its consolidated subsidiaries; and

•	The Babcock & Wilcox Company, a Delaware subsidiary of B&WC (“B&W”), and its consolidated subsidiaries.
     We operate in three business segments:
•	Offshore Oil and Gas Construction includes the results of operations of JRMSA and its subsidiaries and JRMH and its subsidiaries, which we refer to collectively as “JRM,” which supply services primarily to offshore oil and gas field developments worldwide. This segment’s principal activities include the front-end design and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems. This segment operates in most major offshore oil and gas producing regions throughout the world, including the United States, Mexico, the Middle East, India, the Caspian Sea and Asia Pacific.

•	Government Operations includes the results of operations of BWXT and its subsidiaries. This segment supplies nuclear components and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”).

•	Power Generation Systems primarily includes the results of operations of B&W and its subsidiaries. B&W is a leading supplier of fossil-fired steam generating systems, replacement commercial nuclear steam generators, environmental equipment and components, and related services to customers around the world. It designs, engineers, manufactures and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. On February 22, 2006, B&W and three of its subsidiaries exited from their asbestos-related Chapter 11 Bankruptcy proceedings that were commenced on February 22, 2000. Due to the

Chapter 11 proceedings, we did not consolidate B&W’s and its subsidiaries’ results of operations in our consolidated financial statements from February 22, 2000 through February 22, 2006.
     In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.
     Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.
Inventories
     Inventories are summarized below:

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$61,493	$56,955
Work in Progress	10,319	7,453
Finished Goods	13,736	13,361

Total Inventories	$85,548	$77,769

Adoption of New Accounting Principle for Drydock Costs
     Through December 31, 2006, we accrued estimated drydocking costs, including labor, raw materials, equipment and regulatory fees, for our marine fleet over the period of time between drydockings, which is generally three to five years. We accrued drydocking costs in advance of the anticipated future drydocking, in accordance with the method commonly known as the accrue-in-advance method. Actual drydocking costs were charged against the liability when incurred, and any differences between actual costs and accrued costs were recognized over the remaining months of the drydocking cycle. Pursuant to FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” issued during September 2006, we changed our accounting policy from the accrue-in-advance method to the deferral method, effective January 1, 2007. This FSP requires that all periods presented in our consolidated financial statements reflect the period-specific adjustments of applying the new accounting principle. As a result of applying this change, we have restated our condensed consolidated balance sheet at December 31, 2006 for an increase to assets and stockholders’ equity of approximately $39.6 million and $54.7 million, respectively, and a decrease to liabilities of approximately $15.1 million. Additionally, we have restated our condensed consolidated statement of income for the three months ended March 31, 2006 to reflect a decrease in our cost of operations of approximately $1.2 million.
Recent Pronouncements
     There have been no material changes to the recent pronouncements discussed in our annual report on Form 10-K for the year ended December 31, 2006.
NOTE 2 — DISCONTINUED OPERATIONS
     Discontinued operations for the three months ended March 31, 2006 include the operations of our Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V., a component of our Offshore Oil and Gas Construction segment, which was sold in April 2006.
NOTE 3 — INCOME TAXES
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of this adoption, we recognized a charge of approximately $12 million to our accumulated deficit component of stockholders’ equity. Additionally, as of the adoption date, we had gross tax-effected unrecognized tax benefits of approximately $70 million, of which approximately $68 million would impact our effective tax rate if recognized.
     As part of the adoption of FIN 48, we will begin to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we have recorded a liability of approximately $27 million for the payment of tax-related interest and penalties.

     During the three months ended March 31, 2007, we recorded an additional FIN 48 liability of $1.5 million, including estimated tax-related interest and penalties.
     We conduct business globally, and as a result, we or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Indonesia, Malaysia, China, Singapore, Saudi Arabia, Kuwait, India, Qatar, Azerbaijan and the United States. With few exceptions, we are no longer subject to non-U.S. tax examinations for years prior to 2000.
     The MI and JRMH groups are currently under audit by the Internal Revenue Service (the “IRS”) for the 1993 through 2004 and 1996 through 2003 tax years, respectively. The IRS examination of the years 1993 through 2003 for the MI group is completed, and the unresolved issues are awaiting an appellate conference with the IRS. The IRS examination of the years 1996 through 2003 for the JRMH group is complete and is pending review by the Joint Committee on Taxation. We have been notified that the 2004 tax year for the MI group is to be subject to a limited scope audit by the IRS, which is to begin within the next 12 months. It is anticipated that a settlement with the IRS for all years under audit may be reached within the next 12 months.
     State income tax returns are generally subject to examination for a period of three to five years after filing the respective returns. With few exceptions, most notably the Commonwealth of Virginia, we do not have any state returns under examination for years prior to 2000. The Commonwealth of Virginia returns are under audit for the 1990 through 1993 and 1999 tax years, all of which we expect will be resolved within the next 12 months. We expect that any assessments under the remaining audits will not have a material impact on our consolidated financial position, results of operations or cash flows.
NOTE 4 — PENSION PLANS AND POSTRETIREMENT BENEFITS
     Components of net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
	Quarter Ended March 31,		Quarter Ended March 31,
	2007	2006	2007	2006
		(Unaudited)
		(In thousands)
Service cost	$9,997	$2,730	$55	$13
Interest cost	36,390	11,533	1,855	1,270
Expected return on plan assets	(42,638)	(11,943)	—	—
Amortization of prior service cost	822	179	16	6
Amortization of transition obligation	—	—	63	—
Recognized net actuarial loss	10,533	9,281	429	450

Net periodic benefit cost	$15,104	$11,780	$2,418	$1,739

NOTE 5 — ACCUMULATED OTHER COMPREHENSIVE LOSS
     The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$12,524	$11,404
Net Unrealized Gain on Investments	807	530
Net Unrealized Gain on Derivative Financial Instruments	10,416	9,444
Unrecognized Losses on Benefit Obligations	(379,338)	(386,989)

Accumulated Other Comprehensive Loss	$(355,591)	$(365,611)

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
     Other than as noted below, there have been no material changes in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2006.

     Other Litigation and Settlements
     In the proceeding entitled Iroquois Falls Power Corp v. Jacobs Canada Inc., et al., filed in the Superior Court of Justice, in Ontario, Canada and alleging damages of approximately $16 million (Canadian) for remedial work, loss of profits and related engineering/redesign costs due to the alleged breach by one of our former subsidiaries of its engineering design obligations relating to the supply and installation of heat recovery steam generators, MI, which provided a guarantee to certain obligations of that former subsidiary, and two bonding companies, with whom MII entered into an indemnity arrangement, were also named as defendants. On March 20, 2007, the Court granted summary judgment in favor of all defendants and dismissed all claims of Iroquois Falls Power Corp. On April 5, 2007, Iroquois Falls Power Corp. filed a notice of appeal.
     In the proceeding entitled Antoine, et al. v. J. Ray McDermott, Inc., et al., filed in the 24th Judicial District Court, Jefferson Parish, Louisiana by approximately 88 plaintiffs against approximately 215 defendants, including J. Ray McDermott, Inc. (“JRMI”) and Delta Hudson Engineering Corporation, another affiliate of ours, the Court dismissed the Plaintiffs’ claims on January 10, 2007, without prejudice to their right to refile. On January 29, 2007, in a matter entitled Boudreaux, et al v. McDermott, Inc., et al, originally filed in the United States District Court for the Southern District of Texas, 21 plaintiffs originally named in the Antoine matter filed suit against JRMI, MI and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. On May 2, 2007, Boudreaux was transferred to the United States District Court for the Eastern District of Louisiana. Additionally, on January 29, 2007, in a matter entitled Antoine, et al. v. McDermott, Inc., et al., filed in the 164th Judicial District Court for Harris County, Texas, 43 plaintiffs originally named in the Antoine Louisiana State Court action filed suit against JRMI, MI and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. The Plaintiffs seek monetary damages in an unspecified amount in both cases and attorneys’ fees in the new Antoine case. We intend to continue to vigorously defend these claims.
     Other
     We have been advised by the IRS of potential proposed unfavorable tax adjustments related to the 2001 through 2003 tax years. We have reviewed the IRS positions and disagree with certain proposed adjustments. Accordingly, we have filed a protest with the IRS regarding the resolution of these issues. We have provided for amounts that we believe will be ultimately payable under the proposed adjustments; however, these proposed IRS adjustments, should they be sustained, would result in a tax liability of approximately $15 million in excess of amounts provided for in our condensed consolidated financial statements.
     The reorganization of the MI and JRMH U.S. tax groups, which was completed on December 31, 2006, resulted in a material, favorable impact on our consolidated financial results for the year ended December 31, 2006. Although we believe that the tax result of the reorganization as reported in our consolidated financial statements for the year ended December 31, 2006 is accurate, the tax results derived will likely be subject to audit, or other challenge, by the IRS. Should the IRS’ interpretation of the tax law in this regard differ from our interpretation, such that adjustments are proposed or sustained by the IRS, there could be a material adverse effect on our consolidated financial results as reported and our expected future cash flows.
     For a detailed description of these and other pending proceedings, please refer to Notes 10 and 20 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2006.
     Additionally, due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things:
•	performance-related or warranty-related matters under our customer and supplier contracts and other business arrangements; and

•	workers’ compensation claims, Jones Act claims, premises liability claims and other claims.
In our management’s opinion, based upon our prior experience, none of these other litigation proceedings, disputes and claims are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 7 — STOCK-BASED COMPENSATION
     Total stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 was as follows:

	Comp	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)

	Quarter Ended March 31, 2007
Stock Options	$911	$(274)	$637
Restricted Stock	86	(21)	65
Performance Shares	2,997	(957)	2,040
Performance Units	649	(217)	432

TOTAL	$4,643	$(1,469)	$3,174

	Quarter Ended March 31, 2006
Stock Options	$1,139	$(258)	$881
Restricted Stock	184	(39)	145
Performance Units	5,800	(1,499)	4,301

TOTAL	$7,123	$(1,796)	$5,327

NOTE 8 — SEGMENT REPORTING
     An analysis of our operations by segment is as follows:

	Three Months Ended
	March 31,
	2007	2006(2)
	(Unaudited)
	(In thousands)
REVENUES
Offshore Oil and Gas Construction	$550,269	$295,439
Government Operations	161,399	160,999
Power Generation Systems	655,414	189,023
Adjustments and Eliminations(1)	(3,652)	(554)

	$1,363,430	$644,907

(1)Segment revenues are net of the following intersegment transfers and other adjustments:
Offshore Oil and Gas Construction Transfers	$3,497	$486
Government Operations Transfers	140	43
Power Generation Systems Transfers	15	25

	$3,652	$554

(2)	Our Power Generation Systems segment for the three months ended March 31, 2006 includes approximately one month (March 2006) of results attributable to B&W. We began consolidating the results of B&W when B&W emerged from bankruptcy, effective February 22, 2006. B&W’s revenues and operating income included in the three months ended March 31, 2006 total approximately $189.0 million and $26.3 million, respectively.

	Three Months Ended
	March 31,
	2007	2006(2)
	(Unaudited)
	(In thousands)

OPERATING INCOME:

Segment Operating Income:

Offshore Oil and Gas Construction	$122,015	$38,899
Government Operations	26,665	19,912
Power Generation Systems	41,866	25,748

	$190,546	$84,559

Gains (Losses) on Asset Disposals and Impairments — Net:

Offshore Oil and Gas Construction	$1	$(16,050)
Government Operations	1,617	—
Power Generation Systems	17	44

	$1,635	$(16,006)

Equity in Income (Loss) of Investees:

Offshore Oil and Gas Construction	$(813)	$(666)
Government Operations	6,473	6,453
Power Generation Systems	1,581	1,760

	$7,241	$7,547

Segment Income:

Offshore Oil and Gas Construction	$121,203	$22,183
Government Operations	34,755	26,365
Power Generation Systems	43,464	27,552

	199,422	76,100
Corporate	(6,944)	(8,372)

TOTAL	$192,478	$67,728

NOTE 9 — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands, except shares and
	per share amounts)
Basic:

Net income for basic computation	$158,061	$55,323

Weighted average common shares	110,794,813	107,367,945

Basic earnings per common share	$1.43	$0.52

Diluted:

Net income for diluted computation	$158,061	$55,323

Weighted average common shares (basic)	110,794,813	107,367,945
Effect of dilutive securities:
Stock options, restricted stock and performance shares	3,424,393	5,586,984

Adjusted weighted average common shares and assumed conversions	114,219,206	112,954,929

Diluted earnings per common share	$1.38	$0.49
NOTE 10 — RESTRICTED CASH
     At March 31, 2007, we had restricted cash and cash equivalents totaling $114.6 million, of which $1.1 million is required to meet reinsurance reserve requirements of our captive insurance companies and $113.5 million is held in restricted foreign accounts.
NOTE 11 — SUBSEQUENT EVENT
Contract Termination and Settlement
     As disclosed in Parts I and II of our annual report on Form 10-K for the year ended December 31, 2006, B&W received notice from TXU Generation Development Company LLC (“TXU”) to suspend activity on five of the eight supercritical coal-fired boilers and selective catalytic reduction systems that were originally planned for TXU’s solid-fuel power generation program in Texas. At December 31, 2006, the value of all eight units was excluded from our consolidated backlog, as TXU announced it did not intend to pursue any of these projects. In the three months ended March 31, 2007, B&W recognized revenues based on percentage-of-completion accounting for these eight units totaling approximately $110 million.
     On April 13, 2007, B&W and TXU entered into a termination and settlement agreement on the five suspended units. Under this settlement agreement, B&W received a payment from TXU of approximately $79 million in April 2007, which completes TXU’s $243 million financial obligation to B&W related to units four through eight, other than ongoing storage and commission expenses. B&W will record the termination and settlement in the three months ending June 30, 2007 and expects to record additional revenues totaling approximately $120 million as a result of completion of the settlement.
     B&W is continuing to fulfill its contracts to supply the three units not covered by the termination and settlement agreement, and TXU and B&W have agreed to cooperate in the marketing and modification of these units, as may be necessary, to help meet expanding U.S. electrical power demands. Consistent with our treatment at December 31, 2006, we have excluded the dollar value of these three units from our consolidated ending backlog at March 31,

2007, as TXU still does not intend to use these units and a new buyer has not yet contracted to purchase these units. We believe if a new buyer does not emerge, TXU will likely terminate these units.
Tax Refund
     On April 12, 2007, MI received a $272 million federal tax refund from the IRS. This federal tax refund resulted from carrying back to prior tax years the tax loss generated in 2006, primarily as a result of the $955 million of asbestos-related payments made during 2006 in connection with the settlement of B&W’s Chapter 11 reorganization proceedings. A number of these prior tax years are currently open and, therefore, certain adjustments may still occur before final settlement of these tax years.
Retirement of Debt
     On April 12, 2007, B&W retired the $250 million term loan portion of its credit facility. Under the terms of the facility, B&W had the right to prepay without penalty.
Acquisition of Marine Mechanical Corporation
     On May 1, 2007, BWXT completed the previously announced acquisition of Marine Mechanical Corporation (“MMC”) for approximately $75 million. MMC, headquartered in Euclid, Ohio, designs, manufactures and supplies electro-mechanical equipment used by the United States Navy.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
     The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 and the audited consolidated financial statements and the notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2006.
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
     We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2006. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
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
     As of March 31, 2007, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, changes in job conditions, variations in labor and equipment productivity and increases in the cost of raw materials, including various types of steel. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.
Offshore Oil and Gas Construction Segment
     The revenues of our Offshore Oil and Gas Construction segment largely depend on the level of oil and gas development activity in the world’s major hydrocarbon-producing regions. The decision-making process for oil and gas companies in making capital expenditures on offshore oil and gas construction for a development project differs depending on whether the project involves new or existing development. In the case of new development projects, the demand for offshore oil and gas construction generally follows the exploratory drilling and, in some cases, initial development drilling activities. Based on the results of these activities and evaluations of field economics, customers determine whether to install new platforms and new infrastructure, such as subsea gathering lines and pipelines. For existing development projects, demand for offshore oil and gas construction is generated by decisions to, among other things, expand development in existing fields and expand existing infrastructure.
Government Operations Segment
     The revenues of our Government Operations segment primarily depend on spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, BWXT is a significant participant in the defense industry. Additionally, with BWXT’s unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is well-positioned to continue to participate in the continuing cleanup and management of the Department of Energy’s nuclear sites and weapons complexes.
Power Generation Systems
     The revenues of our Power Generation Systems segment are largely a function of capital spending by electric power generating companies and other steam-using industries. B&W is a leading supplier of fossil fuel-fired steam generating systems, large replacement commercial nuclear steam generators, environmental equipment and components and related services to customers around the world. It designs, engineers, manufactures, constructs and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses.
     For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these policies during the three months ended March 31, 2007, except as disclosed in the notes to condensed consolidated financial statements included in this report.
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006
McDermott International, Inc. (Consolidated)
     Our revenues increased approximately 111%, or $718.5 million, to $1,363.4 million for the three months ended March 31, 2007, compared to $644.9 million for the three months ended March 31, 2006, primarily due to B&W being consolidated in our results of operations for approximately one month in the three-month period ending March 31, 2006 compared to the full period in the three months ended March 31, 2007. In addition, our Offshore Oil and Gas Construction segment produced an 86% increase in its revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Our Middle East and Asia Pacific regions of our Offshore Oil and Gas Construction segment in particular yielded revenue increases exceeding four times their March 31, 2006 levels. Our Government Operations segment revenues were up slightly in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Segment Operating Income, which is before equity in income of investees and gains (losses) on asset disposals and impairments — net, increased from $84.6 million in the three months ended March 31, 2006 to $190.5 million in the three months ended March 31, 2007. Our three operating segments each improved substantially in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, with our Offshore Oil and Gas Construction segment yielding segment operating income in excess of three times its 2006 level. Our Government Operations segment experienced an increase of approximately 34% in its segment operating income in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Results for our Power Generation Systems segment include segment operating income for approximately one month attributable to B&W in the three months ended March 31, 2006, compared to a full period for the three months ending March 31, 2007.
Offshore Oil and Gas Construction
     Revenues increased approximately 86%, or $254.8 million, to $550.3 million in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to an increase in activities in our Middle East, Asia Pacific and Caspian regions.
     Segment operating income, which is before equity in loss of investees and gains (losses) on asset disposals and impairments — net, increased $83.1 million from $38.9 million in the three months ended March 31, 2006 to $122.0 million in the three months ended March 31, 2007. This increase was primarily attributable to our Middle East region’s higher fabrication activities and productivity improvements, along with cost savings in our marine projects. In addition, our Caspian region improved due to contract change orders and agreements which were finalized as part of our contract close-out process on projects. Also, our Asia Pacific region improved due to increased fabrication activity, and our Americas region improved due to increased fabrication activity and settlements on completed contracts. For the three months ended March 31, 2007, we realized benefits from project close-outs, change orders and settlements totaling approximately $40 million, compared to approximately $9 million for the three months ended March 31, 2006. These increases were partially offset by higher general and administrative expenses in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Gains (losses) on asset disposals and impairments — net increased by $16.1 million in the three months ended March 31, 2007, primarily attributable to an impairment of $16.4 million in the three months ended March 31, 2006 associated with our former joint venture in Mexico.
     Equity in loss of investees increased from $0.7 million in the three months ended March 31, 2006 to $0.8 million in the three months ended March 31, 2007, primarily attributable to our share of expenses in our deepwater solutions joint venture formed in 2005.
Government Operations
     Revenues increased approximately 0.2%, or $0.4 million, to $161.4 million in the three months ended March 31, 2007, compared to $161.0 million in the three months ended March 31, 2006, primarily due to higher volumes in the manufacture of nuclear components for certain U. S. Government programs. In addition, we experienced higher revenues in our management and operating contracts principally in South Carolina and New Mexico. These increases were partially offset by lower revenues from the completion of our contract for the recovery of uranium, lower revenues attributable to our commercial nuclear environmental services activities, and lower fees for engineering services at certain DOE sites
     Segment operating income, which is before equity in income of investees and gains on asset disposals and impairments — net, increased $6.8 million to $26.7 million in the three months ended March 31, 2007, compared to $19.9 million in the three months ended March 31, 2006, primarily attributable to higher volume and margins from our manufacture of nuclear components for certain U.S. Government programs, including the completion of a multi-award agreement with our DOE customer. In addition, we experienced additional fees for our management and operating contracts mainly in South Carolina and New Mexico and lower pension plan expense in the three months ended March 31, 2007. These increases were partially offset by lower volume and margins from our other U.S. Government recovery efforts where our contract has terminated and the lower volume and margins on our nuclear environmental commercial activities.
     Gains on asset disposals and impairments — net increased $1.6 million in the three months ended March 31, 2007, primarily due to the sale of certain assets of our fuel cell and reformer business.
     Equity in income of investees remained unchanged at $6.5 million in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. We experienced additional fees from our joint venture in Texas, which were offset by lower fees from our joint venture in Idaho.
Power Generation Systems
     Revenues increased approximately 247%, or $466.4 million, to $655.4 for the three months ended March 31, 2007, compared to $189.0 million for the three months ended March 31, 2006, primarily due to B&W being consolidated in our results of operations for approximately one month in the three-month period ending March 31, 2006 compared to the full period in the three months ended March 31, 2007.
     Segment operating income, which is before equity in income of investees and gains on asset disposals and impairments — net, increased approximately $16.2 million to $41.9 million for the three months ended March 31, 2007, as compared to $25.7 million for the three months ended March 31, 2006. In addition to the increase attributable to B&W being consolidated in our results of operations for approximately one month in the three-month period ending March 31, 2006 compared to a full period in the three months ended March 31, 2007, the increase was partially attributable to higher margins in operations and maintenance contracts, higher margin and volumes in replacement parts and nuclear service activities, higher volume in utility steam system fabrication and the fabrication, repair and retrofit of existing facilities. In addition, we experienced lower Chapter 11 reorganization expenses in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. These increases were partially offset by lower margins in utility steam system fabrication and the fabrication, repair, and retrofit of existing facilities.

     Equity in income of investees decreased $0.2 million to $1.6 million in the three months ended March 31, 2007, primarily attributable to a decrease in income recognized from our joint venture in China, partially offset by an increase in income recognized from our joint venture in Pennsylvania.
Corporate
     Unallocated corporate expenses decreased approximately $1.4 million to $6.9 million for the three months ended March 31, 2007, as compared to $8.4 million for the three months ended March 31, 2006, primarily due to a decrease in stock-based compensation expense.
Other Income Statement Items
     Interest income increased $4.8 million to $12.3 million for the three months ended March 31, 2007, primarily due to an increase in average cash equivalents and investments.
     Other expense — net increased $2.3 million to $3.9 million for the three months ended March 31, 2007, primarily due to higher currency exchange losses in the current period.
Provision for Income Taxes
     For the three months ended March 31, 2007, the provision for income taxes increased $12.9 million to $33.3 million, while income before provision for income taxes increased $114.7 million to $191.3 million. Our effective tax rate for the three months ended March 31, 2007 was approximately 17.4%.
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
     As more fully described in Parts I and II of our annual report on Form 10-K for the year ended December 31, 2006, the reorganization of the MI and JRMH U.S. tax groups into a single consolidated U.S. tax group was completed on December 31, 2006. Beginning January 1, 2007, the results of the former separate U.S. tax groups are consolidated through MHI, and a single U.S. tax return will be filed.
     Income before provision for income taxes, provision for income taxes and effective tax rates for MII major subsidiaries are as shown below. To provide for a better comparison with the results for the three-month period ended March 31, 2006, we continue to disclose the separate company results of MI and JRMH, which, as indicated above, will be consolidated for tax purposes effective January 1, 2007.

	Income before		Provision for		Effective
	Provision for Income Taxes		Income Taxes		Tax Rate
	(Unaudited)
	For the three months ended March 31,
	2007	2006	2007	2006	2007	2006
	(In thousands)		(In thousands)

Primarily United States:
MI	$49,287	$59,541	$20,044	$12,624	40.67%	21.20%
JRMH	(6,396)	(31,728)	(2,035)	6	31.82%	(0.02)%

Subtotal (MHI for 2007)	42,891	27,813	18,009	12,630	41.99%	45.41%
Non-United States:
International Subsidiaries	148,446	48,796	15,267	7,764	10.28%	15.91%

Total MII	$191,337	$76,609	$33,276	$20,394	17.39%	26.62%

     We are subject to U.S. federal income tax at the rate of 35% on our U.S. operations. The effective tax rate of our U.S. operations is primarily affected by applicable state income taxes on our profitable U.S. subsidiaries.
     In the three months ended March 31, 2006, MI reached a settlement in a tax dispute with United States and Canadian tax authorities, primarily related to transfer pricing matters, resulting in an adjustment to the tax liability and associated accrued interest established for the disputed item. This favorably impacted MI’s income before income taxes and provision for income taxes by $13.2 million and $4.7 million, respectively. In addition, in the three months ended March 31, 2006, a valuation allowance for the realization of deferred tax assets was provided against JRMH’s current losses in accordance with SFAS No. 109.
     On April 12, 2007, MI received a $272 million federal income tax refund from the United States Internal Revenue Service. This federal tax refund resulted from carrying back to prior tax years the tax loss generated in 2006, primarily as a result of the $955 million of asbestos-related payments made during 2006 in connection with the settlement of asbestos-related claims made in B&W’s Chapter 11 bankruptcy proceedings. A number of these prior tax years are currently open and, therefore, certain adjustments may still occur before final settlement of these tax years.
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of this adoption, we recognized a charge of approximately $12 million to our accumulated deficit component of stockholders’ equity. Additionally, as of the adoption date, we had gross tax-effected unrecognized tax benefits of approximately $70 million, of which approximately $68 million would impact our effective tax rate if recognized.
     As part of the adoption of FIN 48, we will begin to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we have recorded a liability of approximately $27 million for the payment of tax-related interest and penalties.
Backlog

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Offshore Oil and Gas Construction	$4,208,217	$4,138,545
Government Operations	1,456,593	1,269,328
Power Generation Systems	2,260,520	2,225,149

Total Backlog	$7,925,330	$7,633,022

     Of the March 31, 2007 backlog, we expect to recognize revenues as follows:

	Q2 2007	Q3 2007	Q4 2007	2008	Thereafter
	(Unaudited)
	(In approximate millions)
Offshore Oil and Gas Construction	$600	$650	$760	$1,770	$430
Government Operations	140	150	150	440	580
Power Generation Systems	340	360	280	640	640

Total Backlog	$1,080	$1,160	$1,190	$2,850	$1,650

     At March 31, 2007, Government Operations’ backlog with the U. S. Government was $1.4 billion, which is substantially fully funded. Only $15.1 million had not been funded as of March 31, 2007.
     At March 31, 2007, Power Generation Systems’ backlog with the U. S. Government was $56.4 million, which was fully funded.
     As disclosed in Parts I and II of our annual report on Form 10-K for the year ended December 31, 2006, B&W received notice from TXU Generation Development Company LLC (“TXU”) to suspend activity on five of the eight supercritical coal-fired boilers and selective catalytic reduction systems that were originally planned for TXU’s solid-fuel power generation program in Texas. At December 31, 2006, the value of all eight units was excluded from our consolidated backlog, as TXU announced it did not intend to pursue any of these projects. In the three months ended March 31, 2007, B&W recognized revenues based on percentage-of-completion accounting for these eight units totaling approximately $110 million.
     On April 13, 2007, B&W and TXU entered into a termination and settlement agreement on the five suspended units. Under this settlement agreement, B&W received a payment from TXU of approximately $79 million in April 2007, which completes TXU’s $243 million financial obligation to B&W related to units four through eight, other than ongoing storage and commission expenses. B&W will record the termination and settlement in the three months ending June 30, 2007 and expects to record additional revenues totaling approximately $120 million as a result of completion of the settlement.
     B&W is continuing to fulfill its contracts to supply the three units not covered by the termination and settlement agreement, and TXU and B&W have agreed to cooperate in the marketing and modification of these units, as may be necessary, to help meet expanding U.S. electrical power demands. Consistent with our treatment at December 31, 2006, we have excluded the dollar value of these three units from our consolidated ending backlog at March 31, 2007, as TXU still does not intend to use these units and a new buyer has not yet contracted to purchase these units. We believe if a new buyer does not emerge, TXU will likely terminate these units.
Liquidity and Capital Resources
JRM
     On June 6, 2006, JRM entered into a $500 million senior secured credit facility with a syndicate of lenders (the “JRM Credit Facility”). The JRM Credit Facility comprises a five-year, $400 million revolving credit (all of which may be used for the issuance of letters of credit and $250 million of which may be used for revolver borrowings), which matures on June 6, 2011, and a six-year, $100 million synthetic letter of credit subfacility, which matures on June 6, 2012. The proceeds of the JRM Credit Facility are available for working capital needs and other general corporate purposes of JRM and its subsidiaries.
     JRM’s obligations under the JRM Credit Facility are unconditionally guaranteed by substantially all of JRM’s wholly owned subsidiaries and secured by liens on substantially all of JRM’s and these subsidiaries’ assets (other than cash, cash equivalents, equipment and certain foreign assets), including their major marine vessels. JRM is permitted to prepay amounts outstanding under the JRM Credit Facility at any time without penalty. Other than customary mandatory prepayments on certain contingent events, the JRM Credit Facility requires only interest payments on a quarterly basis until maturity. Loans outstanding under the revolving credit subfacility bear interest at either the Eurodollar rate plus a margin ranging from 2.25% to 2.50% per annum or the base rate plus a margin ranging from 1.25% to 1.50% per annum. The applicable margin for revolving loans varies depending on JRM’s credit ratings. JRM is charged a commitment fee on the unused portions of the $400 million revolving credit subfacility, and that fee varies between 0.375% and 0.50% per annum depending on JRM’s credit ratings. Additionally, JRM is charged a letter of credit fee of between 2.25% and 2.50% per annum with respect to the amount of each letter of credit issued under the revolving credit subfacility. JRM is also charged a fee of 2.60% per annum on the full amount of the synthetic letter of credit subfacility, regardless of whether the subfacility is drawn upon. An additional 0.125% annual fee is charged on the amount of each letter of credit issued under both subfacilities.
     The JRM Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures. JRM was in compliance with these covenants at March 31, 2007.
     At March 31, 2007, JRM had no borrowings outstanding, and letters of credit issued on the JRM Credit Facility totaled $272.2 million. In addition, JRM had $130.8 million in outstanding unsecured letters of credit under separate arrangements with financial institutions at March 31, 2007.
     On December 22, 2005, JRM, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc., entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions. The outstanding amount under this facility is included in the $130.8 million outstanding referenced above. This facility provides credit support for bank guarantees issued in favor of three projects awarded to JRM. The term of this facility is for the duration of these projects, and the average commission rate is less than 4.50% on an annualized basis.
     At March 31, 2007, JRM had approximately $28 million in accounts and notes receivable due from its former joint venture in Mexico. This joint venture has experienced liquidity problems. Recognition of a gain of approximately $5.4 million on the sale of the DB17 in September 2004 is currently being deferred. JRM expects to collect all net accounts and notes receivable currently owed from this joint venture.

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
     The BWXT Credit Facility is a revolving credit agreement providing for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at March 31, 2007. The interest rate at March 31, 2007 was 8.75%. BWXT is charged an annual commitment fee of 0.375%, which is payable quarterly. Additionally, BWXT is charged a letter of credit fee of between 1.50% and 2.50% per annum with respect to the amount of each letter of credit issued. An additional 0.125% per annum fee is charged on the amount of each letter of credit issued. At March 31, 2007, BWXT had no borrowings outstanding, and letters of credit outstanding under the facility totaled $50.8 million.
     Based on BWXT’s liquidity position, we believe BWXT has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.
B&W
     On February 22, 2006, B&W entered into a $650 million senior secured credit facility with a syndicate of lenders (the “B&W Facility”). The B&W Facility includes a five-year, $200 million revolving credit subfacility (the entire availability of which may be used for the issuance of letters of credit or working capital requirements) and a six-year, $200 million letter of credit subfacility.
     The B&W Facility also originally included a commitment by certain of the lenders to loan B&W up to $250 million in term debt to refinance the $250 million promissory note payable to a trust under the B&W Chapter 11 plan of reorganization. On November 30, 2006, B&W drew down $250 million on its term loan under the B&W Facility and completed its obligation to pay the $250 million promissory note to the trust on December 1, 2006. On April 12, 2007, B&W retired the $250 million term loan portion of its credit facility without penalty. This payment was made using cash on hand, including B&W’s portion of the $272 million federal tax refund received by MI on April 12, 2007.
     B&W’s obligations under the B&W Facility are unconditionally guaranteed by all of B&W’s domestic subsidiaries and secured by liens on substantially all of B&W’s and these subsidiaries’ assets, excluding cash and cash equivalents.
     Loans outstanding under the revolving credit subfacility bear interest at either the Eurodollar rate plus a margin ranging from 2.75% and 3.25% per annum or the base rate plus a margin ranging from 1.75% to 2.25% per annum. The applicable margin for revolving loans varies depending on B&W’s credit ratings. The applicable margin for the $250 million term loan, which was a Eurodollar rate loan, was 3.0% per annum. The interest rate for the term loan at March 31, 2007 was 8.32%. B&W is charged a commitment fee on the unused portion of the revolving credit subfacility, and that fee varies between 0.25% and 0.50% per annum depending on B&W’s credit ratings. Additionally, B&W is charged a letter of credit fee of between 2.75% and 3.25% per annum with respect to the amount of each letter of credit issued under the revolving credit subfacility. B&W is also charged a fee of 2.85% per annum on the full amount of the synthetic letter of credit subfacility, regardless of whether the subfacility is drawn upon. An additional 0.125% per annum fee is charged on the amount of each letter of credit issued under each subfacility.
     The B&W Facility only requires interest payments for the revolving credit subfacility and the letter of credit subfacility on a quarterly basis until maturity, which is February 22, 2011 and February 22, 2012, respectively. B&W may prepay amounts outstanding under the B&W Facility at any time without penalty.

     The B&W Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio, and covenants that, among other things, restrict B&W’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. The B&W Facility also contains customary events of default. B&W was in compliance with these covenants at March 31, 2007.
     As of March 31, 2007, B&W had outstanding borrowings of $250 million under its term loan feature of the B&W Facility, and letters of credit issued on the B&W Facility totaled $244.3 million. As discussed above, the $250 million term loan was paid in full in April 2007.
     Based on B&W’s liquidity position, we believe B&W has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.
OTHER
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects on a contract executed in 1998. This project included a limited-term performance bond totaling approximately $140 million, for which MII entered into an indemnity arrangement with the surety underwriters. At this time, we are continuing to analyze the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of March 31, 2007. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety should seek recovery from B&W’s subsidiary, we believe that B&W’s subsidiary would have adequate liquidity to satisfy its obligations. However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
     We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses. As we pursue these opportunities, we expect they would be funded by cash on hand, external financing or both.
     On May 1, 2007, BWXT completed the previously announced acquisition of Marine Mechanical Corporation (“MMC”) for approximately $75 million. MMC, headquartered in Euclid, Ohio, designs, manufactures and supplies electro-mechanical equipment used by the United States Navy.
     At March 31, 2007, we had restricted cash and cash equivalents totaling $114.6 million, of which $1.1 million is required to meet reinsurance reserve requirements of our captive insurance companies and $113.5 million is held in restricted foreign accounts.
     At March 31, 2007 and December 31, 2006, our balance in cash and cash equivalents on our consolidated balance sheets included approximately $15.8 million and $18.0 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.
     Our working capital, excluding restricted cash and cash equivalents, increased by approximately $386.1 million from negative $422.8 million at December 31, 2006 to negative $36.7 million at March 31, 2007, primarily attributable to the reclassification of approximately $274 million of income taxes receivable from noncurrent to current at March 31, 2007 and the increase in accounts receivable discussed below.
     Our net cash provided by operations was approximately $74.6 million for the three months ended March 31, 2007, compared to approximately $140.8 million for the three months ended March 31, 2006. This decrease was primarily attributable to an increase in accounts receivable, which reflects an increase in revenue generating activities.
     Our net cash provided by investing activities decreased by approximately $64.4 million to $4.8 million for the three months ended March 31, 2007, compared to $69.2 million for the three months ended March 31, 2006. This decrease was primarily attributable to the cash acquired from the reconsolidation of B&W and its subsidiaries during the three months ended March 31, 2006 and an increase in restricted cash and cash equivalents, partially offset by higher net maturities/sales of available-for-sale securities during the three months ended March 31, 2007.

     Our net cash provided by financing activities increased by approximately $0.9 million to $3.9 million in the three months ended March 31, 2007 from $3.0 million in the three months ended March 31, 2006, primarily attributable to an increase in excess tax benefits from stock options exercised and restricted stock vested, partially offset by other financing activities.
     At March 31, 2007, we had investments with a fair value of $239.8 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of March 31, 2007, we had pledged approximately $35.0 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.
     See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     For information regarding ongoing investigations and litigation, see Note 6 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on our purchases of equity securities during the quarter ended March 31, 2007, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

			Total number of	Maximum
			shares purchased	number of shares
	Total number	Average	as part of	that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs	plans or program

January 1, 2007 — March 31, 2007	86,830	$47.11	not applicable	not applicable

Total	86,830	$47.11	not applicable	not applicable

Item 5. Other Information
     The Compensation Committee of our Board of Directors administers the Executive Incentive Compensation Plan (“EICP”), a cash bonus plan under which our executive officers participate. The payment amount, if any, of an EICP award is determined based on: (1) the attainment of financial performance measures (85% of the target award); (2) the attainment of individual performance measures (15% of the target award), and (3) the exercise of the Compensation Committee’s discretionary authority. On February 27, 2007, our Compensation Committee established 2007 target award opportunities and confidential financial performance goals relative to those opportunities for our named executive officers, Messrs. Bruce W. Wilkinson, Michael S. Taff, Francis S. Kalman, Robert A. Deason, John A. Fees and John T. Nesser III. Those target opportunities and financial performance goals were reported on a Form 8-K dated March 2, 2007. On May 4, 2007, the Company established the following individual performance goals relating to these named executive officers for the year ending December 31, 2007.
     For Bruce W. Wilkinson, our Chief Executive Officer, the individual measures of the target EICP award include:
•	achieve specific levels of company-wide health, safety and environmental performance averages; and

•	positive assessment by the Board of Directors regarding six performance categories selected by the Board of Directors including financial results, strategic planning, communication and succession planning.
     For Michael S. Taff, our Senior Vice President and Chief Financial Officer, the individual measures of the target EICP award include:
•	assess and alter as necessary the capital and organization structure of the Company and its subsidiaries to support Company growth initiatives and facilitate measures to lower cost of capital;

•	position and lead communication of the Company’s results to the investment community; and

•	develop and implement specific strategies designed to increase financial discipline.
     For Francis S. Kalman, our Executive Vice President, the individual measure of the target EICP award was set as follows:
•	effect successful transition of the CFO function.
     For Robert A. Deason, President and Chief Operating Officer of J. Ray McDermott, S.A., the individual measures of the target EICP award include:
•	achieve specific levels of health, safety and environmental performance averages at our Offshore Oil and Gas Construction segment;

•	develop a long-term human resource management plan of our Offshore Oil and Gas Construction segment; and

•	develop and implement diversified strategies for our Offshore Oil and Gas Construction segment approved by our Chief Executive Officer and Board of Directors.
     For John A. Fees, President and Chief Executive Officer of The Babcock & Wilcox Companies, the individual measures of the target EICP award include:
•	achieve specific levels of health, safety and environmental performance averages at our Power Generation Systems and Government Operations segment; and

•	achieve specific level of synergies from the combination of The Babcock & Wilcox Company and BWX Technologies, Inc. under a common management structure.

     For John T. Nesser, our Executive Vice President, Chief Administrative and Legal Officer, the individual measures of the target EICP award include:
•	achieve specific levels of company-wide health, safety and environmental performance averages;

•	effect successful integration of Chief Information Officer and Corporate Health Safety and Environmental functions; and

•	develop enterprise risk management and business continuation program.
     From time to time, our directors, officers and employees may adopt trading plans pursuant to Exchange Act Rule 10b5-1(c). Messrs. Bruce Wilkinson and John Fees each adopted a 10b5-1 trading plan on March 6, 2007.
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
Exhibit 4.1 — Fourth Amendment to Revolving Credit Agreement, dated as of March 29, 2007, by and between BWX Technologies, Inc., BWXT Services, Inc., BWXT Federal Services, Inc., the lenders referred to therein and Calyon New York Branch, as administrative agent.
Exhibit 10.1* — Change-in-Control Agreement, dated as of March 29, 2007, by and between McDermott International, Inc. and Michael S. Taff (incorporated by reference herein to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated March 26, 2007 (File No. 1-08430)).
Exhibit 10.2* — McDermott International, Inc. Executive Compensation Incentive Plan 2007 target award opportunities and financial performance goals (incorporated by reference to McDermott International, Inc.’s Current Report on Form 8-K dated March 2, 2007 (File No. 1-08430)).
Exhibit 10.3* — Form of 2001 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 4, 2007 (File No. 1-08430)).
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

McDERMOTT INTERNATIONAL, INC.
/s/ Michael S. Taff
By:	Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)

May 7, 2007

EXHIBIT INDEX

Exhibit	Description

3.1*	McDermott International, Inc.’s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 1-08430)).

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Fourth Amendment to Revolving Credit Agreement, dated as of March 29, 2007, by and between BWX Technologies, Inc., BWXT Services, Inc., BWXT Federal Services, Inc., the lenders referred to therein and Calyon New York Branch, as administrative agent.

10.1*	Change-in-Control Agreement, dated as of March 29, 2007, by and between McDermott International, Inc. and Michael S. Taff (incorporated by reference herein to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated March 26, 2007 (File No. 1-08430)).

10.2*	McDermott International, Inc. Executive Compensation Incentive Plan 2007 target award opportunities and financial performance goals (incorporated by reference to McDermott International, Inc.’s Current Report on Form 8-K dated March 2, 2007 (File No. 1-08430)).

10.3*	Form of 2001 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 4, 2007 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.