Form 10-Q
period 2007-06-30
MCDERMOTT INTERNATIONAL INC
filed 2007-08-07
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                   &nbs p;
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding at July 31, 2007 was 112,193,803.

M c D E R M O T T    I N T E R N A T I O N A L ,    I N C.
I N D E X - F O R M 1 0 - Q

PART I
McDERMOTT INTERNATIONAL, INC.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,063,681	$600,843
Restricted cash and cash equivalents (Note 10)	86,832	106,674
Investments	148,500	172,171
Accounts receivable – trade, net	714,380	668,310
Accounts and notes receivable – unconsolidated affiliates	29,731	29,825
Accounts receivable – other	59,267	48,041
Contracts in progress	246,958	230,146
Inventories (Note 1)	89,744	77,769
Deferred income taxes	168,441	180,234
Other current assets	42,313	39,461

Total Current Assets	2,649,847	2,153,474

Property, Plant and Equipment	1,653,831	1,525,187
Less accumulated depreciation	1,041,617	1,011,693

Net Property, Plant and Equipment	612,214	513,494

Investments	145,100	121,914

Goodwill	127,298	89,226

Deferred Income Taxes	213,923	260,341

Long-Term Income Tax Receivable	33,828	299,786

Other Assets	244,213	195,527

TOTAL	$4,026,423	$3,633,762

See accompanying notes to condensed consolidated financial statements.

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$6,461	$257,492
Accounts payable	426,549	407,094
Accrued employee benefits	224,570	246,182
Accrued liabilities – other	289,563	264,839
Accrued contract cost	130,688	110,992
Advance billings on contracts	1,397,721	1,116,118
U.S. and foreign income taxes payable	44,315	58,557

Total Current Liabilities	2,519,867	2,461,274

Long-Term Debt	10,623	15,242

Accumulated Postretirement Benefit Obligation	100,581	100,316

Self-Insurance	84,077	84,704

Pension Liability	339,505	372,504

Other Liabilities	167,762	156,621

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 150,000,000 shares; issued 115,167,278 at June 30, 2007 and 113,897,309 at December 31, 2006	115,167	113,897
Capital in excess of par value	1,256,519	1,214,282
Accumulated deficit	(163,416)	(458,886)
Treasury stock at cost, 2,939,320 shares at June 30, 2007 and 3,012,709 shares at December 31, 2006	(64,000)	(60,581)
Accumulated other comprehensive loss	(340,262)	(365,611)

Total Stockholders’ Equity	804,008	443,101

TOTAL	$4,026,423	$3,633,762

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$1,418,146	$1,048,930	$2,781,576	$1,693,837

Costs and Expenses:
Cost of operations	1,128,552	842,803	2,210,618	1,344,529
(Gains) losses on asset disposals and impairments – net	(115)	(1,085)	(1,750)	14,921
Selling, general and administrative expenses	115,225	101,841	212,987	168,835

	1,243,662	943,559	2,421,855	1,528,285

Equity in Income of Investees	7,308	7,340	14,549	14,887

Operating Income	181,792	112,711	374,270	180,439

Other Income (Expense):
Interest income	15,821	12,467	28,139	20,002
Interest expense	(5,366)	(7,108)	(14,955)	(17,411)
IRS interest expense adjustment	—	(2,620)	—	10,590
Loss on early retirement of debt	—	(49,016)	—	(49,016)
Other expense – net	(975)	(4,438)	(4,845)	(5,999)

	9,480	(50,715)	8,339	(41,834)

Income from Continuing Operations before Provision for Income Taxes	191,272	61,996	382,609	138,605

Provision for Income Taxes	41,898	28,768	75,174	49,162

Income from Continuing Operations	149,374	33,228	307,435	89,443

Income from Discontinued Operations	—	13,786	—	12,894

Net Income	$149,374	$47,014	$307,435	$102,337

Earnings per Common Share:
Basic:
Income from Continuing Operations	$1.34	$0.30	$2.77	$0.83
Income from Discontinued Operations	$0.00	$0.13	$0.00	$0.12
Net Income	$1.34	$0.43	$2.77	$0.95
Diluted:
Income from Continuing Operations	$1.31	$0.29	$2.69	$0.79
Income from Discontinued Operations	$0.00	$0.12	$0.00	$0.11
Net Income	$1.31	$0.41	$2.69	$0.90

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)
Net Income	$149,374	$47,014	$307,435	$102,337

Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	6,141	4,418	7,261	4,240
Reclassification adjustment for impairment of investment	—	—	—	16,448
Reconsolidation of The Babcock & Wilcox Company	—	—	—	15,833
Unrealized gains on derivative financial instruments:
Unrealized gains on derivative financial instruments	2,833	5,585	4,974	7,332
Reclassification adjustment for gains included in net income	(1,362)	(774)	(2,531)	(860)
Reconsolidation of The Babcock & Wilcox Company	—	—	—	(269)
Amortization of Benefit Plan Costs	7,507	—	15,158	—
Minimum pension liability adjustment attributable to the reconsolidation of The Babcock & Wilcox Company	—	—	—	15,578
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	186	(104)	397	76
Reclassification adjustment for net losses included in net income	24	66	90	66

Other Comprehensive Income	15,329	9,191	25,349	58,444

Comprehensive Income	$164,703	$56,205	$332,784	$160,781

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$307,435	$102,337

Depreciation and amortization	34,502	25,954
Income of investees, less dividends	(3,305)	(3,149)
(Gains) losses on asset disposals and impairments – net	(1,750)	14,921
Gain on sale of business	—	(13,786)
Provision for deferred taxes	53,746	90,678
Excess tax benefits from FAS 123(R) stock-based compensation	(20,319)	(13,163)
Other	11,261	18,421
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(48,039)	114,023
Income tax receivable	270,368	(92,437)
Net contracts in progress and advance billings on contracts	269,807	114,723
Accounts payable	18,945	(19,979)
Income taxes	(23,120)	31,241
Accrued and other current liabilities	37,592	(9,219)
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(45,167)	(25,486)
Other, net	(18,587)	(3,820)

NET CASH PROVIDED BY OPERATING ACTIVITIES	843,369	331,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	19,842	69,981
Purchases of property, plant and equipment	(116,019)	(64,386)
Acquisition of Marine Mechanical Corporation, net of cash acquired	(70,950)	—
Purchases of available-for-sale securities	(1,737,053)	(917,884)
Maturities of available-for-sale securities	1,529,861	859,706
Sales of available-for-sale securities	212,743	172,521
Proceeds from asset disposals	2,531	21,549
Cash acquired from the reconsolidation of The Babcock & Wilcox Company	—	164,200
Other	(954)	(2,549)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(159,999)	303,138

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	592
Payment of long-term debt (255,501)		(236,941)
Issuance of common stock	9,576	13,323
Payment of debt issuance costs	—	(8,606)
Excess tax benefits from FAS 123(R) stock-based compensation	20,319	13,163
Other	4	(336)

NET CASH USED IN FINANCING ACTIVITIES	(225,602)	(218,805)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	5,070	1,770
NET INCREASE IN CASH AND CASH EQUIVALENTS	462,838	417,362
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	600,843	19,263

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,063,681	$436,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$17,790	$31,516
Income taxes (net of refunds)	$(237,470)	$21,811

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
     We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements. We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures consistent with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003).” We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at June 30, 2007 and for the three and six months ended June 30, 2007, primarily related to our adoption of a new accounting principle for drydocking costs, as discussed further below. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.
     McDermott International, Inc. (“MII”), incorporated under the laws of the Republic of Panama in 1959, is an engineering and construction company with specialty manufacturing and service capabilities and is the parent company of the McDermott group of companies, which includes:
•	J. Ray McDermott, S.A., a Panamanian subsidiary of MII (“JRMSA”), and its consolidated subsidiaries;

•	McDermott Holdings, Inc., a Delaware subsidiary of MII (“MHI”), and its consolidated subsidiaries;

•	J. Ray McDermott Holdings, LLC, a Delaware subsidiary of MHI (“JRMH”), and its consolidated subsidiaries;

•	McDermott Incorporated, a Delaware subsidiary of MHI (“MI”), and its consolidated subsidiaries;

•	The Babcock & Wilcox Companies, a Delaware subsidiary of MI (“B&WC”), and its consolidated subsidiaries;

•	BWX Technologies, Inc., a Delaware subsidiary of B&WC (“BWXT”), and its consolidated subsidiaries; and

•	The Babcock & Wilcox Company, a Delaware subsidiary of B&WC (“B&W”), and its consolidated subsidiaries.
     We operate in three business segments:
•	Offshore Oil and Gas Construction includes the results of operations of JRMSA and its subsidiaries and JRMH and its subsidiaries, which we refer to collectively as “JRM.” This segment supplies services primarily to offshore oil and gas field developments worldwide. This segment’s principal activities include the front-end design and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems. This segment operates in most major offshore oil and gas producing regions throughout the world, including the United States, Mexico, the Middle East, India, the Caspian Sea and Asia Pacific.

•	Government Operations includes the results of operations of BWXT and its subsidiaries. This segment supplies nuclear components and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”).

•	Power Generation Systems primarily includes the results of operations of B&W and its subsidiaries. B&W is a leading supplier of fossil-fired steam generating systems, replacement commercial nuclear steam generators, environmental equipment and components, and related services to customers around the world. It designs, engineers, manufactures and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses. On February 22, 2006, B&W and three of its subsidiaries exited from their asbestos-related Chapter 11 Bankruptcy proceedings that were commenced on February 22, 2000. Due to the

Chapter 11 proceedings, we did not consolidate B&W’s and its subsidiaries’ results of operations in our consolidated financial statements from February 22, 2000 through February 22, 2006.
     In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.
     Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.
Inventories
     Inventories are summarized below:

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$65,685	$56,955
Work in Progress	9,715	7,453
Finished Goods	14,344	13,361

Total Inventories	$89,744	$77,769

Adoption of New Accounting Principle for Drydock Costs
     Through December 31, 2006, we accrued estimated drydocking costs, including labor, raw materials, equipment costs and regulatory fees, for our marine fleet over the period of time between drydockings, which is generally three to five years. We accrued drydocking costs in advance of the anticipated future drydocking, in accordance with the method commonly known as the accrue-in-advance method. Actual drydocking costs were charged against the liability when incurred, and any differences between actual costs and accrued costs were recognized over the remaining months of the drydocking cycle. Pursuant to FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” issued during September 2006, we changed our accounting policy from the accrue-in-advance method to the deferral method, effective January 1, 2007. This FSP requires that all periods presented in our consolidated financial statements reflect the period-specific adjustments of applying the new accounting principle. As a result of applying this change, we have restated our condensed consolidated balance sheet at December 31, 2006 for an increase to assets and stockholders’ equity of approximately $39.6 million and $54.7 million, respectively, and a decrease to liabilities of approximately $15.1 million. Additionally, we have restated our condensed consolidated statement of income for the three and six months ended June 30, 2006 to reflect a decrease in our cost of operations of approximately $1.6 million and $2.8 million, respectively.
Recent Pronouncements
     There have been no material changes to the recent pronouncements discussed in our annual report on Form 10-K for the year ended December 31, 2006.
NOTE 2 – DISCONTINUED OPERATIONS
     Discontinued operations for the three and six months ended June 30, 2006 include the operations of our Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V., a component of our Offshore Oil and Gas Construction segment, which was sold in April 2006.
NOTE 3 – INCOME TAXES
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of this adoption, we recognized a charge of approximately $12 million to stockholders’ equity. Additionally, as of the adoption date, our gross tax-effected unrecognized tax benefits were approximately $70 million, of which approximately $68 million would impact our effective tax rate if recognized.

     As part of the adoption of FIN 48, we began to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we recorded a liability of approximately $27 million for the payment of tax-related interest and penalties.
     During the three and six months ended June 30, 2007, we recorded a reduction in FIN 48 liabilities of approximately $1.8 million and $0.3 million, respectively, including estimated tax-related interest and penalties.
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
     The MI and JRMH groups are currently under audit by the Internal Revenue Service (the “IRS”) for the 1993 through 2004 and 1996 through 2003 tax years, respectively. The IRS examination of the years 1993 through 2003 for the MI group has been completed. We have reviewed the IRS proposed adjustments and disagree with certain positions. Accordingly, we have filed a protest with the IRS regarding the resolution of these issues and are awaiting an appellate conference with the IRS. We have provided for amounts that we believe will be ultimately payable under the proposed adjustments; however, these proposed IRS adjustments, should they be sustained, would result in a tax liability of approximately $15 million in excess of amounts provided for in our condensed consolidated financial statements. The IRS examination of the years 1996 through 2003 for the JRMH group is complete and is pending review by the Joint Committee on Taxation. It is anticipated that a settlement with the IRS for all years under audit may be reached within the next 12 months.
     The reorganization of the MI and JRMH U.S. tax groups, which was completed on December 31, 2006, resulted in a material, favorable impact on our consolidated financial results for the year ended December 31, 2006. Although we believe that the tax result of the reorganization as reported in our consolidated financial statements for the year ended December 31, 2006 is accurate, the tax results derived will likely be subject to audit, or other challenge, by the IRS. Should the IRS’s interpretation of the tax law applicable to the impact of the reorganization differ from our interpretation, such that adjustments are proposed or sustained by the IRS, there could be a material adverse effect on our consolidated financial results as reported and our expected future cash flows.
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
     It is reasonably possible that within the next 12 months approximately $40 million in unrecognized tax benefits will be resolved as a result of settlement of various federal, state and international tax positions.

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS
     Components of net periodic benefit cost are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)
	(In thousands)
Service cost	$10,465	$5,725	$20,462	$8,455	$69	$14	$124	$27
Interest cost	37,086	19,106	73,476	30,639	1,093	1,271	2,948	2,541
Expected return on plan assets	(43,420)	(19,508)	(86,058)	(31,451)	—	—	—	—
Amortization of prior service cost	830	469	1,652	648	17	6	33	12
Amortization of transition obligation	—	—	—	—	67	—	130	—
Recognized net actuarial loss	10,576	14,568	21,109	23,849	431	448	860	898

Net periodic benefit cost	$15,537	$20,360	$30,641	$32,140	$1,677	$1,739	$4,095	$3,478

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
     The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$18,665	$11,404
Net Unrealized Gain on Investments	1,017	530
Net Unrealized Gain on Derivative Financial Instruments	11,887	9,444
Unrecognized Losses on Benefit Obligations	(371,831)	(386,989)

Accumulated Other Comprehensive Loss	$(340,262)	$(365,611)

NOTE 6 – COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
     Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2006.
     Apollo/Park Township Claims – Hall Litigation
     In the matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”), the District Court issued orders deferring the November 5, 2007 trial date for the original eight plaintiffs and instead ordering separate trials on general causation for claims based upon uranium and plutonium exposure. Trial on general causation as it relates to uranium is currently scheduled to begin January 14, 2008. The trial on general causation as it relates to plutonium has not yet been scheduled. Any plaintiffs who may remain in the case following the “general causation” trials would be required to show “specific causation” in additional trial proceedings.
     On July 18, 2007, plaintiffs filed a petition with the Third Circuit Court of Appeals seeking a writ of mandamus vacating the District Court’s orders. The Third Circuit has not yet issued a decision on plaintiffs’ petition. Pending a decision of the Third Circuit, pretrial discovery is proceeding.
     On July 27, 2007, the District Court granted plaintiffs leave to file an amended complaint to reflect new claims against B&W by plaintiffs who joined the litigation during the pendency of the B&W Chapter 11 proceedings and add eight new claims to the litigation. The plaintiffs in the Hall Litigation seek compensatory and punitive damages alleging, among other things, death, personal injury, property damage and other damages as a result of alleged radioactive emissions from two nuclear fuel processing facilities.

     Other Litigation and Settlements
     In the matter of Antoine, et. al. v. McDermott, Inc., et. al., the court entered an order on April 27, 2007 staying all activity and deadlines in this matter other than service of process and answer/appearance dates until further order of the court. This matter is pending in the 164th Judicial District Court for Harris County, Texas against J. Ray McDermott, Inc., MI and approximately 65 other employer defendants and 42 maritime products defendants for monetary damages as a result of alleged personal injuries from exposure to asbestos and noise. For a detailed description of Antoine and related matters, please refer to Note 6 to the condensed consolidated financial statements in Part I of our quarterly report on Form 10-Q for the quarter ended March 31, 2007.
     For a detailed description of other pending proceedings, please refer to Notes 10 and 20 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2006.
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

NOTE 7 – STOCK-BASED COMPENSATION
     Total stock-based compensation expense recognized for the three and six months ended June 30, 2007 and 2006 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
		(Unaudited)
		(In thousands)
	Three Months Ended June 30, 2007
Stock Options	$586	$(171)	$415
Restricted Stock	748	—	748
Performance Shares	4,052	(1,263)	2,789
Performance and Deferred Stock Units	2,610	(826)	1,784

TOTAL	$7,996	$(2,260)	$5,736

	Three Months Ended June 30, 2006
Stock Options	$1,135	$(252)	$883
Restricted Stock	773	(31)	742
Performance Shares	983	(325)	658
Performance and Deferred Stock Units	947	(280)	667

TOTAL	$3,838	$(888)	$2,950

	Six Months Ended June 30, 2007
Stock Options	$1,497	$(445)	$1,052
Restricted Stock	834	(21)	813
Performance Shares	7,049	(2,220)	4,829
Performance and Deferred Stock Units	3,259	(1,043)	2,216

TOTAL	$12,639	$(3,729)	$8,910

	Six Months Ended June 30, 2006
Stock Options	$2,274	$(510)	$1,764
Restricted Stock	956	(70)	886
Performance Shares	983	(325)	658
Performance and Deferred Stock Units	6,747	(1,779)	4,968

TOTAL	$10,960	$(2,684)	$8,276

NOTE 8 – SEGMENT REPORTING
     An analysis of our operations by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006(2)
	(Unaudited)
	(In thousands)
REVENUES:
Offshore Oil and Gas Construction	$579,977	$398,848	$1,130,246	$694,287
Government Operations	167,726	163,480	329,125	324,479
Power Generation Systems	673,591	488,710	1,329,005	677,733
Adjustments and Eliminations(1)	(3,148)	(2,108)	(6,800)	(2,662)

	$1,418,146	$1,048,930	$2,781,576	$1,693,837

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Offshore Oil and Gas Construction Transfers	$2,826	$1,769	$6,323	$2,255
Government Operations Transfers	314	224	454	267
Power Generation Systems Transfers	8	115	23	140

	$3,148	$2,108	$6,800	$2,662

OPERATING INCOME:
Segment Operating Income:
Offshore Oil and Gas Construction	$91,956	$66,175	$213,971	$105,074
Government Operations	23,154	23,645	49,819	43,557
Power Generation Systems	73,560	23,246	115,426	48,994

	$188,670	$113,066	$379,216	$197,625

Gains (Losses) on Asset Disposals and Impairments – Net:

Offshore Oil and Gas Construction	$143	$38	$144	$(16,012)
Government Operations	—	1,069	1,617	1,069
Power Generation Systems	(28)	(22)	(11)	22

	$115	$1,085	$1,750	$(14,921)

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(1,043)	$(715)	$(1,856)	$(1,381)
Government Operations	6,519	6,046	12,992	12,499
Power Generation Systems	1,832	2,009	3,413	3,769

	$7,308	$7,340	$14,549	$14,887

Segment Income:

Offshore Oil and Gas Construction	$91,056	$65,498	$212,259	$87,681
Government Operations	29,673	30,760	64,428	57,125
Power Generation Systems	75,364	25,233	118,828	52,785

	196,093	121,491	395,515	197,591
Corporate	(14,301)	(8,780)	(21,245)	(17,152)

TOTAL	$181,792	$112,711	$374,270	$180,439

(2)	Our Power Generation Systems segment for the six months ended June 30, 2006 includes approximately four months (March through June 2006) of results attributable to B&W. We began consolidating the results of B&W when B&W emerged from bankruptcy, effective February 22, 2006. B&W’s revenues and segment income included in the six months ended June 30, 2006 total approximately $677.7 million and $49.3 million, respectively.

NOTE 9 – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except shares and per share amounts)
Basic:

Net income for basic computation	$149,374	$47,014	$307,435	$102,337

Weighted average common shares	111,381,983	108,636,007	111,088,398	108,001,976

Basic earnings per common share	$1.34	$0.43	$2.77	$0.95

Diluted:

Net income for diluted computation	$149,374	$47,014	$307,435	$102,337

Weighted average common shares (basic)	111,381,983	108,636,007	111,088,398	108,001,976
Effect of dilutive securities:
Stock options and restricted stock	2,569,751	5,324,227	2,997,072	5,445,607

Adjusted weighted average common shares and assumed conversions	113,951,734	113,960,234	114,085,470	113,457,583

Diluted earnings per common share	$1.31	$0.41	$2.69	$0.90
NOTE 10 – RESTRICTED CASH AND CASH EQUIVALENTS
     At June 30, 2007, we had restricted cash and cash equivalents totaling $86.8 million, of which $0.4 million is required to meet reinsurance reserve requirements of our captive insurance companies and $86.4 million is held in restricted foreign accounts.
NOTE 11 – ACQUISITION OF MARINE MECHANICAL CORPORATION
     On May 1, 2007, BWXT completed the previously announced acquisition of Marine Mechanical Corporation for approximately $71.6 million. Headquartered in Euclid, Ohio, Marine Mechanical Corporation designs, manufactures and supplies electro-mechanical equipment used by the U.S. Navy. In connection with this acquisition, we recorded goodwill of approximately $37.9 million, none of which will be deductible for tax purposes. We also recorded intangible assets of approximately $31.9 million, which have a weighted-average amortization period of 14.4 years. The intangible assets consist of the following:

		Amortization
	Amount	Period
Customer Relationship	$20,340	20.0 years
Backlog	$9,820	4.7 years
Trade Name	$1,770	5.0 years
NOTE 12 – SUBSEQUENT EVENTS
Amendments to JRM Credit Facility and B&W Credit Facility
     During July 2007, various amendments were made to the senior secured credit facility with a syndicate of lenders originally entered into by JRM on June 6, 2006 (“JRM Credit Facility”). The changes included elimination of a $100 million synthetic letter of credit facility and an increase of $100 million of capacity for the revolving credit facility, increasing the credit capacity under the revolving credit facility to $500 million. The amendments also removed the $250 million cap on revolving credit loans and reduced the letter of credit fee to between 1.00% and 1.75% per year for all existing and new letters of credit. Prior to the amendments, the JRM Credit Facility comprised a $400 million revolving credit facility and a $100 million synthetic letter of credit facility, and the letter of credit fee ranged from 2.25% to 2.50% per year.

     During July 2007, various amendments were made to the senior secured credit facility with a syndicate of lenders originally entered into by B&W on February 22, 2006 (“B&W Credit Facility”). The changes included elimination of a $200 million synthetic letter of credit facility and a $200 million increase to the revolving credit facility, increasing the borrowing capacity under the revolving credit facility to $400 million. The amendments also reduced the letter of credit fee to between 1.00% and 1.75% per year for all existing and new letters of credit. Prior to the amendments, the B&W Credit Facility comprised a $200 million revolving credit facility and a $200 million synthetic letter of credit facility, and the letter of credit fee was between 2.25% and 2.75% per year.
Acquisition of Marine Vessels from Secunda International Limited
     On July 27, 2007, JRM, through its subsidiary J. Ray McDermott Canada, Ltd., completed its previously announced acquisition of substantially all of the assets of Secunda International Limited, including 14 harsh-weather, multi-functional vessels, with capabilities which include subsea construction, pipelay, cable lay and dive support, as well as its shore base operations, for approximately $260 million.
Increase in Authorized Shares
     On May 4, 2007, our shareholders approved an amendment to our articles of incorporation increasing the number of authorized shares of common stock from 150 million to 400 million. The amendment became effective on August 6, 2007 upon filing of a certificate of amendment in the Public Registry Office of the Republic of Panama.
Stock Split
     On August 7, 2007, our Board of Directors declared a two-for-one stock split effected in the form of a stock dividend. The dividend is payable on or about September 10, 2007 to stockholders of record as of the close of business on August 20, 2007.
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
•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	decisions on spending by the U.S. Government and electric power generating companies;

•	the highly competitive nature of most of our businesses;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to offshore construction operations and nuclear operations;

•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the realization of deferred tax assets, including through the reorganization we completed in December 2006;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East and Asia Pacific and the former Soviet Union;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to obtain surety bonds and letters of credit;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our insurance captives; and

•	the impact of the loss of insurance coverage as part of the B&W Chapter 11 Settlement.
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
GENERAL
     In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues. Each of our business segments is financed on a stand-alone basis. Our debt covenants generally limit use of the financial resources or the movement of excess cash from one segment for the benefit of the other. For further discussion, see “Liquidity and Capital Resources” below.
     As of June 30, 2007, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, changes in job conditions, variations in labor and equipment productivity and increases in the cost of raw materials, including various types of steel. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.

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
Government Operations Segment
     The revenues of our Government Operations segment are largely a function of capital spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, BWXT is a significant participant in the defense industry. Additionally, with BWXT’s unique capability of full life-cycle management of special nuclear materials, facilities and technologies, BWXT is poised to continue to participate in the continuing cleanup and management of the U.S. Department of Energy’s nuclear sites and weapons complexes.
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
     For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these policies during the six months ended June 30, 2007, except as disclosed in the notes to condensed consolidated financial statements included in this report.
RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006
McDermott International, Inc. (Consolidated)
     Revenues increased approximately 35%, or $369.2 million, to $1,418.1 million for the three months ended June 30, 2007, compared to $1,048.9 million for the three months ended June 30, 2006. Our Offshore Oil and Gas Construction segment generated a 45% increase in its revenues in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily attributable to its Middle East, Asia Pacific and Americas regions. In addition, our Power Generation Systems segment revenues increased approximately 38% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily attributable to increases in B&W’s utility and environmental systems activities, including revenues recognized associated with TXU Generation Development Company LLC (“TXU”), as discussed below. Our Government Operations segment revenues were up slightly in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.
     Segment operating income, which is before equity in income of investees and gains on asset disposals and impairments – net, increased $75.6 million from $113.1 million in the three months ended June 30, 2006 to $188.7 million in the three months ended June 30, 2007. Our Offshore Oil and Gas Construction and Power Generation Systems segments each improved substantially in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Our Government Operations segment operating income was essentially unchanged in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.
Offshore Oil and Gas Construction
     Revenues increased approximately 45%, or $181.2 million, to $580.0 million for the three months ended June 30, 2007, compared to $398.8 million for the three months ended June 30, 2006, primarily due to an increase in activities in our Middle East, Asia Pacific and Americas regions.

     Segment operating income, which is before equity in loss of investees and gains on asset disposals and impairments – net, increased $25.8 million from $66.2 million in the three months ended June 30, 2006 to $92.0 million in the three months ended June 30, 2007. These increases were primarily attributable to our Asia Pacific region’s higher fabrication activities, along with cost savings in our marine projects. In addition, our Middle East region improved due to increased fabrication activities, productivity improvements and cost savings. Also, our Caspian region improved due to contract change orders and agreements which were finalized as part of our contract close-out process on projects, and our Americas region improved due to increased fabrication activities. For the three months ended June 30, 2007, we realized benefits from project close-outs, change orders and settlements totaling approximately $20 million, compared to approximately $5 million for the three months ended June 30, 2006. These items are an ongoing, normal aspect of offshore oil and gas construction, but the amounts will vary from quarter to quarter. These increases were partially offset by higher general and administrative expenses in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Additionally, during the three months ended June 30, 2006, we recognized approximately $21 million attributable to profit previously deferred since the inception of a project for Dolphin Energy Ltd., which had been accounted for under our deferred profit recognition policy, as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2006.
     Equity in loss of investees increased from $0.7 million in the three months ended June 30, 2006 to $1.0 million in the three months ended June 30, 2007, primarily attributable to our share of expenses in our deepwater solutions joint venture formed in late 2005.
Government Operations
     Revenues increased approximately 3%, or $4.2 million, to $167.7 million in the three months ended June 30, 2007, compared to $163.5 million in the three months ended June 30, 2006, primarily attributable to higher volumes in the manufacture of nuclear components for certain U. S. Government programs, including additional volume from our acquisition of Marine Mechanical Corporation. We also experienced higher revenues in our management and operating contracts in New Mexico and South Carolina. These increases were partially offset by lower revenues from the completion of our contract for the recovery of uranium and lower volume from environmental engineering activities, including the end of a transition contract for our management and operating activities in New Mexico.
     Segment operating income, which is before equity in income of investees and gains on asset disposals and impairments – net, decreased $0.4 million from $23.6 million in the three months ended June 30, 2006 to $23.2 million in the three months ended June 30, 2007, primarily due to lower volume and margins attributable to commercial downblending activity, along with lower volume and margins for commercial nuclear environmental services activity. We also experienced higher general and administrative expenses, primarily due to our acquisition of Marine Mechanical Corporation, and higher sales and marketing expenses, primarily due to increased sales and marketing spending in the United Kingdom and for a management and operating contract in California. These decreases in segment operating income were partially offset by higher volume and margins from our manufacture of nuclear components for certain U. S. Government programs, including additional income from our acquisition of Marine Mechanical Corporation. We also experienced increased volume from our management and operating contracts in South Carolina and New Mexico and a decrease in pension expense. In addition, we experienced lower legal expenses in the three months ended June 30, 2007. In the three months ended June 30, 2006, we incurred additional increases to our environmental reserve in Pennsylvania, which did not recur in the three months ended June 30, 2007.
     Gains on asset disposals and impairments – net decreased $1.1 million in the three months ended June 30, 2007, attributable to the sale of noncore machinery in the three months ended June 30, 2006.
     Equity in income of investees increased $0.5 million to $6.5 million in the three months ended June 30, 2007, primarily due to the termination of our joint venture research and development program, partially offset by decreased scope at our joint venture in Idaho.
Power Generation Systems
     Revenues increased approximately 38%, or $184.9 million, to $673.6 million for the three months ended June 30, 2007, compared to $488.7 million for the three months ended June 30, 2006, primarily due to increased volumes from utility steam system fabrication, boiler auxiliary equipment, replacement parts and industrial boilers, including revenues recognized for the eight TXU units. These increases were partially offset by lower volume from replacement nuclear steam generators and nuclear service.

     Segment operating income, which is before equity in income of investees and losses on asset disposals and impairments – net, increased approximately $50.4 million from $23.2 million for the three months ended June 30, 2006 to $73.6 million for the three months ended June 30, 2007, primarily due to approximately $50 million of benefits resulting from contract terminations and a variety of settlements. In addition, we experienced higher volume on utility steam system fabrication and replacement parts, higher margins on fabrication, repair and retrofit of existing facilities, and higher volume and margins on boiler auxiliary equipment. We also experienced lower pension expense in the three months ended June 30, 2007. These increases were partially offset by lower margins in utility steam system fabrication, lower volume on replacement nuclear steam generators and lower volume and margins on nuclear service.
Corporate
     Unallocated Corporate expenses increased $5.5 million from $8.8 million in the three months ended June 30, 2006 to $14.3 million in the three months ended June 30, 2007, primarily due to increased stock-based compensation expense attributable to the increase in our stock price, higher accounting fees and higher general corporate expenses.
Other Income Statement Items
     Interest income increased $3.3 million from $12.5 million in the three months ended June 30, 2006 to $15.8 million in the three months ended June 30, 2007, primarily due to an increase in average cash equivalents and investments and prevailing interest rates.
     Interest expense decreased $1.7 million from $7.1 million in the three months ended June 30, 2006 to $5.4 million in the three months ended June 30, 2007, primarily due to higher interest in June 2006 on the JRM 11% senior secured notes due 2013 (“JRM Secured Notes”) retired in 2006, partially offset by interest in the three months ended June 30, 2007 for the B&W term loan that was retired in April 2007.
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
     Other – net expense decreased $3.4 million from $4.4 million in the three months ended June 30, 2006 to $1.0 million in the three months ended June 30, 2007, primarily due to higher currency exchange losses incurred in the three months ended June 30, 2006.
Provision for Income Taxes
     In the three months ended June 30, 2007, the provision for income taxes increased $13.1 million to $41.9 million, while income before provision for income taxes increased $129.3 million to $191.3 million. Our effective tax rate for the three months ended June 30, 2007 was approximately 21.9%.
     We provide for income taxes based on the tax laws and rates in the countries in which we conduct our operations. MII is a Panamanian corporation that has earned all of its income outside of Panama. As a result, we are not subject to income tax in Panama. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.
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
     Income (loss) before provision for income taxes, provision for (benefit from) income taxes and effective tax rates for MII’s major subsidiaries are as shown below. To provide for a better comparison with the results for the three-

month period ended June 30, 2006, we continue to disclose the separate company results of MI and JRMH, which, as indicated above, will be consolidated for tax purposes effective January 1, 2007.

	Income (loss) before		Provision for
	Provision for (Benefit from)		(Benefit from)		Effective
	Income Taxes		Income Taxes		Tax Rate
	For the three months ended June 30,
	2007	2006	2007	2006	2007	2006
	(In thousands)		(In thousands)
Primarily United States:
MI	$78,859	$45,056	$32,484	$16,394	41.19%	36.39%
JRMH	(4,580)	(56,184)	(2,277)	6	49.72%	(0.01)%

Subtotal (MHI for 2007)	74,279	(11,128)	30,207	16,400	40.67%	(147.38)%
Non-United States:
International Subsidiaries	116,993	73,124	11,691	12,368	9.99%	16.91%

Total MII	$191,272	$61,996	$41,898	$28,768	21.90%	46.40%

     We are subject to U.S. federal income tax at the rate of 35% on our U.S. operations. The effective tax rate of our U.S. operations is primarily affected by applicable state income taxes on our profitable U.S. subsidiaries.
     As more fully described in our quarterly report on Form 10-Q for the quarter ended June 30, 2006, we did not record a tax benefit on the $49 million expense recorded by JRMH associated with the retirement of the JRM Secured Notes in the three months ended June 30, 2006. In addition, in the three months ended June 30, 2006, we provided a valuation allowance for the realization of deferred tax assets against JRMH’s current losses in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).
     On April 12, 2007, MI received a $272 million federal income tax refund from the U.S. Internal Revenue Service. This federal tax refund resulted from carrying back to prior tax years the tax loss generated in 2006, primarily as a result of the $955 million of asbestos-related payments made during 2006 in connection with the settlement of asbestos-related claims made in B&W’s Chapter 11 bankruptcy proceedings. A number of these prior tax years are currently open and, therefore, certain adjustments may still occur before final settlement of these tax years.
     Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of this adoption, we recognized a charge of approximately $12 million to stockholders’ equity. Additionally, as of the adoption date, our gross tax-effected unrecognized tax benefits were approximately $70 million, of which approximately $68 million would impact our effective tax rate if recognized.
     As part of the adoption of FIN 48, we began to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we recorded a liability of approximately $27 million for the payment of tax-related interest and penalties.
     During the three months ended June 30, 2007, we recorded a reduction in FIN 48 liabilities of approximately $1.8 million, including estimated tax-related interest and penalties.
RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2007 vs. SIX MONTHS ENDED JUNE 30, 2006
McDermott International, Inc. (Consolidated)
     Revenues increased approximately 64%, or $1,087.8 million, to $2,781.6 million for the six months ended June 30, 2007, compared to $1,693.8 million for the six months ended June 30, 2006. Our Offshore Oil and Gas Construction segment produced a 63% increase in its revenues in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily attributable to its Middle East and Asia Pacific regions. In addition, our Power Generation Systems segment revenues increased approximately 96% in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily attributable to B&W being consolidated in our results of operations for approximately four months in the six-month period ending June 30, 2006, as compared to the full period in the six months ended June 30, 2007, and to increases in B&W’s utility and environmental systems activities, which includes revenues recognized with TXU, as discussed below. Our Government Operations segment revenues were up slightly in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.
     Segment operating income, which is before equity in income of investees and gains (losses) on asset disposals and impairments – net, increased $181.6 million from $197.6 million in the six months ended June 30, 2006 to $379.2 million in the six months ended June 30, 2007. Our Offshore Oil and Gas Construction and Power Generation Systems segments each improved substantially in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Our Government Operations segment operating income increased approximately 14% in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.
Offshore Oil and Gas Construction
     Revenues increased approximately 63%, or $435.9 million, to $1,130.2 million in the six months ended June 30, 2007 compared to $694.3 million in the six months ended June 30, 2006, primarily due to increased activities in our Middle East and Asia Pacific regions.
     Segment operating income, which is before equity in loss of investees and gains (losses) on asset disposals and impairments – net, increased $108.9 million from $105.1 million in the six months ended June 30, 2006 to $214.0 million in the six months ended June 30, 2007. These increases were primarily attributable to our Middle East region’s higher fabrication activities, productivity improvements and cost savings in projects. In addition, our Asia Pacific region improved due to increased fabrication activities and cost savings. Also, our Caspian region improved due to contract change orders and agreements which were finalized as part of our contract close-out process on projects, and our Americas region improved due to increased fabrication activities. For the six months ended June 30, 2007, we realized benefits from project close-outs, change orders and settlements totaling approximately $60 million, compared to approximately $14 million for the six months ended June 30, 2006. These items are an ongoing, normal aspect of offshore oil and gas construction, but the amounts will vary from quarter to quarter. These increases were partially offset by higher general and administrative expenses in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Additionally, during the six months ended June 30, 2006, we recognized approximately $21 million attributable to profit previously deferred since the inception of a project for Dolphin Energy Ltd., which had been accounted for under our deferred profit recognition policy, as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2006.
     Gains (losses) on asset disposals and impairments – net increased $16.1 million from a loss of $16.0 million in the six months ended June 30, 2006 to a gain of $0.1 million in the six months ended June 30, 2007, primarily attributable to an impairment of $16.4 million in the six months ended June 30, 2006 associated with our former joint venture in Mexico.
     Equity in loss of investees increased from $1.4 million in the six months ended June 30, 2006 to $1.9 million in the six months ended June 30, 2007, primarily attributable to our share of expenses in our deepwater solutions joint venture formed in late 2005.
Government Operations
     Revenues increased approximately 1%, or $4.6 million, to $329.1 million in the six months ended June 30, 2007, compared to $324.5 million in the six months ended June 30, 2006, primarily due to higher volumes in the manufacture of nuclear components for certain U. S. Government programs, including additional volume from our acquisition of Marine Mechanical Corporation. We also experienced higher volumes attributable to our management and operating contracts in New Mexico and South Carolina. These increases were partially offset by lower revenues from the completion of our contract for the recovery of uranium and lower volume from environmental engineering work, including the end of a transition contract for our management and operating activities in New Mexico.
     Segment operating income, which is before equity in income of investees and gains on asset disposals and impairments – net, increased $6.2 million from $43.6 million in the six months ended June 30, 2006 to $49.8 million in the six months ended June 30, 2007, primarily due to higher volume and margins from our manufacture of nuclear components for certain U.S. Government programs, including additional income from our acquisition of Marine Mechanical Corporation and the completion of a multi-award agreement with our U.S. Department of Energy customer. In addition, we experienced increased fees from management and operating contracts in New Mexico and South Carolina and a decrease in pension expense. We also experienced lower legal expenses during the six months ended June 30, 2007. In the six months ended June 30, 2006, we incurred additional increases to our environmental reserve in Pennsylvania, which did not recur in the six months ended June 30, 2007. These increases were partially offset by lower volume and margins attributable to commercial downblending activity, along with lower volume and margins for commercial nuclear environmental services activities. We also experienced higher general and administrative expenses, primarily due to our acquisition of Marine Mechanical Corporation, and higher sales and marketing expenses, primarily due to increased sales and marketing spending in the United Kingdom and for a management and operating contract in California.
     Gains on asset disposals and impairments – net increased $0.5 million in the six months ended June 30, 2007, primarily due to the sale of certain assets of our fuel cell and reformer business during 2007, which resulted in a larger gain than the sale of noncore machinery during 2006.
     Equity in income of investees increased $0.5 million in the six months ended June 30, 2007 to $13.0 million, primarily due to the termination of a joint venture research and development program and increased fees at our joint venture in Texas. These increases were partially offset by decreased scope at our joint venture in Idaho.
Power Generation Systems
     Revenues increased approximately 96%, or $651.3 million, to $1,329.0 million for the six months ended June 30, 2007, compared to $677.7 million for the six months ended June 30, 2006, primarily due to B&W being consolidated in our results of operations for approximately four months in the six-month period ending June 30, 2006 compared to a full period in the six months ended June 30, 2007. Additionally, the six months ended June 30, 2007 includes revenues recognized for the eight TXU units. We also experienced increased volumes from utility steam system fabrication, the fabrication, repair and retrofit of existing facilities, replacement parts and industrial boilers. These increases were partially offset by lower volume on replacement nuclear steam generators.
     Segment operating income, which is before equity in income of investees and gains (losses) on asset disposals and impairments – net, increased approximately $66.4 million from $49.0 million for the six months ended June 30, 2006 to $115.4 million for the six months ended June 30, 2007. In addition to the increase attributable to B&W being consolidated in our results of operations for approximately four months in the six-month period ending June 30, 2006 compared to a full period in the six months ended June 30, 2007, the six months ended June 30, 2007 also includes approximately $50 million of benefits resulting from contract terminations and a variety of settlements. In addition, we experienced higher margins on fabrication, repair and retrofit of existing facilities, higher volume in utility steam system fabrication, higher margins in operations and maintenance contracts and higher margin and volumes in replacement parts. We also experienced lower pension plan expense and no Chapter 11 reorganization expenses in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. These increases were partially offset by lower margins in utility steam system fabrication.
Corporate
     Unallocated corporate expenses increased $4.0 million from $17.2 million in the six months ended June, 2006 to $21.2 million in the six months ended June 30, 2007. These increases were primarily attributable to increased stock- based compensation expense attributable to the increase in our stock price, higher accounting fees and higher general corporate expenses.
Other Income Statement Items
     Interest income increased $8.1 million from $20.0 million in the six months ended June 30, 2006 to $28.1 million in the six months ended June 30, 2007, primarily due to an increase in average cash equivalents and investments and prevailing interest rates.
     Interest expense decreased $2.4 million from $17.4 million in the six months ended June 30, 2006 to $15.0 million in the six months ended June 30, 2007, primarily due to higher interest expense in the six months ended June 30, 2006 on retired debt, partially offset by interest expense in the six months ended June 30, 2007 on the B&W term loan that was retired in April 2007.
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
     Other – net expense decreased $1.2 million from $6.0 million in the six months ended June 30, 2006 to $4.8 million in the six months ended June 30, 2007, primarily due to higher currency exchange losses incurred in the six months ended June 30, 2006.
Provision for Income Taxes
     In the six months ended June 30, 2007, the provision for income taxes increased $26.0 million to $75.2 million, while income before provision for income taxes increased $244.0 million to $382.6 million. Our effective tax rate for the six months ended June 30, 2007 was approximately 19.6%.
     We provide for income taxes based on the tax laws and rates in the countries in which we conduct our operations. MII is a Panamanian corporation that has earned all of its income outside of Panama. As a result, we are not subject to income tax in Panama. We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions around the world. Each of these jurisdictions has a regime of taxation that varies from the others. The taxation regimes vary not only with respect to nominal rates, but also with respect to the allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income). These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.
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
     Income (loss) before provision for income taxes, provision for (benefit from) income taxes and effective tax rates for MII’s major subsidiaries are as shown below. To provide for a better comparison with the results for the six-month period ended June 30, 2006, we continue to disclose the separate company results of MI and JRMH, which, as indicated above, will be consolidated for tax purposes effective January 1, 2007.

	Income (loss) before		Provision for
	Provision for (Benefit from)		(Benefit from)		Effective
	Income Taxes		Income Taxes		Tax Rate
	For the six months ended June 30,
	2007	2006	2007	2006	2007	2006
	(In thousands)		(In thousands)
Primarily United States:
MI	$128,146	$104,597	$52,528	$29,018	40.99%	27.74%
JRMH	(10,976)	(87,912)	(4,312)	12	39.29%	(0.01)%

Subtotal (MHI for 2007)	117,170	16,685	48,216	29,030	41.15%	173.99%
Non-United States:
International Subsidiaries	265,439	121,920	26,958	20,132	10.16%	16.51%

Total MII	$382,609	$138,605	$75,174	$49,162	19.65%	35.47%

     We are subject to U.S. federal income tax at the rate of 35% on our U.S. operations. The effective tax rate of our U.S. operations is primarily affected by applicable state income taxes on our profitable U.S. subsidiaries.
     In the six months ended June 30, 2006, MI reached a settlement in a tax dispute with U.S. and Canadian tax authorities, primarily related to transfer pricing matters, resulting in an adjustment to the tax liability and associated accrued interest established for the disputed items. This favorably impacted MI’s income before income taxes and provision for income taxes by $13.2 million and $4.7 million, respectively. As more fully described in our quarterly report on Form 10-Q for the quarter ended June 30, 2006, no tax benefit was recorded on the $49 million expense recorded by JRMH associated with the retirement of the JRM Secured Notes in the six months ended June 30, 2006. In addition, in the six months ended June 30, 2006, a valuation allowance for the realization of deferred tax assets was provided against JRMH’s current losses in accordance with SFAS No. 109.

     On April 12, 2007, MI received a $272 million federal income tax refund from the U.S. Internal Revenue Service. This federal tax refund resulted from carrying back to prior tax years the tax loss generated in 2006, primarily as a result of the $955 million of asbestos-related payments made during 2006 in connection with the settlement of asbestos-related claims made in B&W’s Chapter 11 bankruptcy proceedings. A number of these prior tax years are currently open and, therefore, certain adjustments may still occur before final settlement of these tax years.
     As discussed above, effective January 1, 2007, we adopted the provisions of FIN 48. As a result of this adoption, we recognized a charge of approximately $12 million to stockholders’ equity. Additionally, as of the adoption date, our gross tax-effected unrecognized tax benefits were approximately $70 million, of which approximately $68 million would impact our effective tax rate if recognized.
     As part of the adoption of FIN 48, we began to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we recorded a liability of approximately $27 million for the payment of tax-related interest and penalties.
     During the six months ended June 30, 2007, we recorded a reduction in FIN 48 liabilities of approximately $0.3 million, including estimated tax-related interest and penalties.
Backlog

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Offshore Oil and Gas Construction	$4,611,449	$4,138,545
Government Operations	1,491,523	1,269,328
Power Generation Systems	2,780,337	2,225,149

TOTAL BACKLOG	$8,883,309	$7,633,022

     Of the June 30, 2007 backlog, we expect to recognize revenues as follows:

	Q3 2007	Q4 2007	2008	Thereafter
	(Unaudited)
	(In approximate millions)
Offshore Oil and Gas Construction	$660	$700	$2,600	$650
Government Operations	160	160	500	670
Power Generation Systems	420	250	840	1,270

Total Backlog	$1,240	$1,110	$3,940	$2,590

     At June 30, 2007, Government Operations’ backlog with the U. S. Government was $1.5 billion, which is substantially fully funded. Only $19.7 million had not been funded as of June 30, 2007.
     At June 30, 2007, Power Generation Systems’ backlog with the U. S. Government was $46.6 million, which was fully funded.
     As disclosed in Parts I and II of our annual report on Form 10-K for the year ended December 31, 2006, B&W received notice from TXU to suspend activity on five of the eight supercritical coal-fired boilers and selective catalytic reduction systems that were originally planned for TXU’s solid-fuel power generation program in Texas. At December 31, 2006, the value of all eight units was excluded from our consolidated backlog, as TXU announced it did not intend to pursue any of these projects. In the three and six months ended June 30, 2007, B&W recognized revenues for these eight units totaling approximately $150 million and $260 million, respectively.
     On April 13, 2007, B&W and TXU entered into a termination and settlement agreement on the five suspended units. Under this settlement agreement, B&W received a payment from TXU of approximately $79 million in April 2007, which resolved TXU’s $243 million obligation to B&W related to units four through eight, other than ongoing storage and commission expenses. B&W recorded the termination and settlement in the three months ending June 30, 2007.

     B&W is continuing to fulfill its contracts to supply the three units not covered by the termination and settlement agreement, and TXU and B&W have agreed to cooperate in the marketing and modification of these units, as may be necessary, to help meet expanding U.S. electrical power demands. Consistent with our treatment at December 31, 2006, we have excluded the dollar value of these three units from our consolidated backlog at June 30, 2007.
Liquidity and Capital Resources
JRM
     On June 6, 2006, JRM entered into a senior secured credit facility with a syndicate of lenders (the “JRM Credit Facility”). During July 2007, the JRM Credit Facility was amended to, among other things, (1) increase the revolving credit facility by $100 million to $500 million and eliminate a synthetic letter of credit facility, (2) reduce the commitment fees and applicable margins for revolving loans and letters of credit and (3) eliminate the limitation on revolving credit borrowings. The JRM Credit Facility now consists of a five-year, $500 million revolving credit facility (under which all of the credit capacity may be used for the issuance of letters of credit and revolver borrowings), which matures on June 6, 2011. The proceeds of the JRM Credit Facility are available for working capital needs and other general corporate purposes of JRM and its subsidiaries.
     JRM’s obligations under the JRM Credit Facility are unconditionally guaranteed by substantially all of JRM’s wholly owned subsidiaries and secured by liens on substantially all the assets of JRM and these subsidiaries (other than cash, cash equivalents, equipment and certain foreign assets), including their major marine vessels. JRM is permitted to prepay amounts outstanding under the JRM Credit Facility at any time without penalty. Other than customary mandatory prepayments on certain contingent events, the JRM Credit Facility requires only interest payments on a quarterly basis until maturity. Loans outstanding under the JRM Credit Facility bear interest at either the Eurodollar rate plus a margin ranging from 1.00% to 1.75% per year or the base rate plus a margin ranging from 0.00% to 0.75% per year. The interest rate at June 30, 2007 was 7.57% per year. The applicable margin for revolving loans varies depending on credit ratings of the JRM Credit Facility. JRM is charged a commitment fee on the unused portions of the JRM Credit Facility, and that fee varies between 0.25% and 0.375% per year depending on credit ratings of the JRM Credit Facility. Additionally, JRM is charged a letter of credit fee of between 1.00% and 1.75% per year with respect to the amount of each letter of credit issued under the JRM Credit Facility. An additional 0.125% annual fee is charged on the amount of each letter of credit issued under the JRM Credit Facility.
     The JRM Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures. JRM was in compliance with these covenants at June 30, 2007.
     At June 30, 2007, JRM had no borrowings outstanding, and letters of credit issued on the JRM Credit Facility totaled $292.2 million. In addition, JRM had $109.3 million in outstanding unsecured letters of credit under separate arrangements with financial institutions at June 30, 2007.
     On December 22, 2005, JRM, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc., entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions. The outstanding amount under this facility is included in the $109.3 million outstanding referenced above. This facility provides credit support for bank guarantees issued in favor of three projects awarded to JRM. The term of this facility is for the duration of these projects, and the average commission rate is less than 4.50% on an annualized basis.
     At June 30, 2007, JRM had approximately $28 million in accounts and notes receivable due from its former joint venture in Mexico. This joint venture has experienced liquidity problems. Recognition of a gain of approximately $5.4 million on the sale of the DB17 in September 2004 is currently being deferred. JRM expects to collect all net accounts and notes receivable currently owed from this joint venture.
     On July 27, 2007, JRM, through its subsidiary J. Ray McDermott Canada, Ltd., completed its previously announced acquisition of substantially all of the assets of Secunda International Limited, including 14 harsh-weather, multi-functional vessels, with capabilities which include subsea construction, pipelay, cable lay and dive support, as well as its shore base operations, for approximately $260 million.
     Based on JRM’s liquidity position, we believe JRM has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

BWXT
     On December 9, 2003, BWXT entered into a three-year, unsecured credit facility (the “BWXT Credit Facility”), which is currently scheduled to mature March 18, 2010. This facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million.
     The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements. The financial covenants require BWXT to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio. BWXT was in compliance with these covenants at June 30, 2007. The interest rate at June 30, 2007 was 8.75% per year. BWXT is charged an annual commitment fee of 0.375%, which is payable quarterly. Additionally, BWXT is charged a letter of credit fee of between 1.50% and 2.50% per year with respect to the amount of each letter of credit issued. An additional 0.125% per year fee is charged on the amount of each letter of credit issued.
     At June 30, 2007, BWXT had no borrowings outstanding, and letters of credit outstanding under the facility totaled $48.0 million.
     On May 1, 2007, BWXT completed the previously announced acquisition of Marine Mechanical Corporation for approximately $71.6 million. Headquartered in Euclid, Ohio, Marine Mechanical Corporation designs, manufactures and supplies electro-mechanical equipment used by the U.S. Navy. In connection with this acquisition, we recorded goodwill of approximately $37.9 million and intangible assets of approximately $31.9 million.
     Based on BWXT’s liquidity position, we believe BWXT has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.
B&W
     On February 22, 2006, B&W entered into a senior secured credit facility with a syndicate of lenders (the “B&W Credit Facility”). During July 2007, the B&W Credit Facility was amended to, among other things, (1) increase the revolving credit facility by $200 million to $400 million and eliminate a synthetic letter of credit facility and (2) reduce the commitment fees and applicable margins for revolving loans and letters of credit. The entire credit availability under the B&W Credit Facility may be used for the issuance of letters of credit or for borrowings to fund working capital requirements. The B&W Credit Facility also originally included a commitment by certain of the lenders to loan B&W up to $250 million in term debt to refinance the $250 million promissory note payable to a trust under the B&W Chapter 11 plan of reorganization. On November 30, 2006, B&W drew down $250 million on this term loan under the B&W Credit Facility. On April 12, 2007, B&W retired the $250 million term loan without penalty. This payment was made using cash on hand, including B&W’s portion of the $272 million federal tax refund received by MI on April 12, 2007.
     B&W’s obligations under the B&W Credit Facility are unconditionally guaranteed by all of B&W’s domestic subsidiaries and secured by liens on substantially all of B&W’s and these subsidiaries’ assets, excluding cash and cash equivalents.
     Loans outstanding under the revolving credit subfacility bear interest at either the Eurodollar rate plus a margin ranging from 1.00% to 1.75% per year or the base rate plus a margin ranging from 0.00% to 0.75% per year. The interest rate at June 30, 2007 was 8.07% per year. The applicable margin for revolving loans varies depending on credit ratings of the B&W Credit Facility. B&W is charged a commitment fee on the unused portion of the B&W Credit Facility, and that fee varies between 0.25% and 0.375% per year depending on credit ratings of the B&W Credit Facility. Additionally, B&W is charged a letter of credit fee of between 1.00% and 1.75% per year with respect to the amount of each letter of credit issued under the B&W Credit Facility. An additional 0.125% per year fee is charged on the amount of each letter of credit issued under the B&W Credit Facility.
     The B&W Credit Facility only requires interest payments on a quarterly basis until maturity. B&W may prepay amounts outstanding under the B&W Credit Facility at any time without penalty.
     The B&W Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio, and covenants that, among other things, restrict B&W’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. The B&W Credit Facility also contains customary events of default. B&W was in compliance with these covenants at June 30, 2007.
     As of June 30, 2007, B&W had no outstanding borrowings, and letters of credit issued on the B&W Credit Facility totaled $217.3 million.
     Based on B&W’s liquidity position, we believe B&W has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.
OTHER
     One of B&W’s Canadian subsidiaries has received notice of a possible warranty claim on one of its projects on a contract executed in 1998. This project included a limited-term performance bond totaling approximately $140 million, for which MII entered into an indemnity arrangement with the surety underwriters. At this time, we are continuing to analyze the facts and circumstances surrounding this issue. It is possible that B&W’s subsidiary may incur warranty costs in excess of amounts provided for as of June 30, 2007. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety should seek recovery from B&W’s subsidiary, we believe that B&W’s subsidiary would have adequate liquidity to satisfy its obligations. However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
     We and our rated subsidiaries received upgraded ratings from both major corporate credit rating services, Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”). Included among these ratings actions, our corporate credit rating at S&P was raised to BB from B+, with a stable outlook, and our corporate family rating at Moody’s was raised to Ba3 from B1, also with a stable outlook. As a result of recent improved operating performance, stronger liquidity and now higher credit ratings, we were able to amend the JRM Credit Facility and the B&W Credit Facility, as mentioned above, to reduce fees and expenses, in addition to other modifications.
     We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses. As we pursue these opportunities, we expect they would be funded by cash on hand, external financing or both.
     At June 30, 2007, we had restricted cash and cash equivalents totaling $86.8 million, of which $0.4 million is required to meet reinsurance reserve requirements of our captive insurance companies and $86.4 million is held in restricted foreign accounts.
     At June 30, 2007 and December 31, 2006, our balance in cash and cash equivalents on our consolidated balance sheets included approximately $16.6 million and $18.0 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.
     Our working capital, excluding restricted cash and cash equivalents, increased by approximately $457.6 million from a negative $414.5 million at December 31, 2006 to a positive $43.1 million at June 30, 2007, primarily attributable to the collection of approximately $274 million of income taxes receivable, which was classified as long-term at December 31, 2006, and an overall increase in net operating activities in the six months ended June 30, 2007, as discussed below.
     Our net cash provided by operations was approximately $843.4 million for the six months ended June 30, 2007, compared to approximately $331.3 million for the six months ended June 30, 2006. This increase was primarily attributable to higher net income, receipt of a $272 million income tax refund and receipt of the TXU settlement during the six months ended June 30, 2007.
     Our net cash provided by (used in) investing activities changed by approximately $463.1 million to net cash used in investing activities of $160.0 million for the six months ended June 30, 2007, compared to net cash provided by investing activities of $303.1 million for the six months ended June 30, 2006. This change was primarily attributable to cash acquired from our reconsolidation of B&W and its subsidiaries during the six months ended June 30, 2006, our acquisition of Marine Mechanical Corporation during the six months ended June 30, 2007 and a decrease in our net activity for available-for-sale securities for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.
     Our net cash used in financing activities increased by approximately $6.8 million to $225.6 million in the six months ended June 30, 2007 from $218.8 million in the six months ended June 30, 2006, primarily attributable to higher payments on long-term debt in the six months ended June 30, 2007.
     At June 30, 2007, we had investments with a fair value of $293.6 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of June 30, 2007, we had pledged approximately $31.2 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     For information regarding ongoing investigations and litigation, see Note 6 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information on our purchases of equity securities during the quarter ended June 30, 2007, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

			Total number of	Maximum
			shares purchased	number of shares
	Total number	Average	as part of	that may yet be
	of shares	price paid	publicly announced	purchased under the
Period	purchased	per share	plans or programs	plans or program

April 1, 2007 - June 30, 2007	4,374	$70.99	not applicable	not applicable

Total	4,374	$70.99	not applicable	not applicable

Item 4. Submission of Matters to a Vote of Securities Holders
     At our annual meeting of stockholders held on May 4, 2007, we submitted the following matters to our stockholders, with voting as follows:
(a)	The election of four directors:

Class III — For a three-year term

Nominee	Votes For	Votes Withheld
John F. Bookout III	103,204,980	985,245
Ronald C. Cambre	103,203,416	986,809
Bruce DeMars	103,175,733	1,014,492
Robert W. Goldman	103,183,791	1,006,434
Roger A. Brown, Robert L. Howard, Oliver D. Kingsley, Jr., D. Bradley McWilliams, Thomas C. Schievelbein and Bruce W. Wilkinson continued as directors pursuant to prior elections.

(b)	A proposal to amend our Articles of Incorporation to declassify our Board of Directors:

Votes For	Votes Against	Abstentions
100,979,866	434,492	325,167
(c)	A proposal to amend our Articles of Incorporation to increase the number of authorized shares of our common stock from 150,000,000 to 400,000,000:

Votes For	Votes Against	Abstentions
89,732,251	14,138,304	319,670
(d)	A proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007:

Votes For	Votes Against	Abstentions
103,545,463	347,581	297,181

Item 6. Exhibits
Exhibit 3.1 – McDermott International, Inc.’s Articles of Incorporation, as amended.
Exhibit 3.2* – McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).
Exhibit 3.3* – Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).
Exhibit 4.1 – Third Amendment to Credit Agreement, dated as of July 9, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto.
Exhibit 4.2* – Fourth Amendment to Credit Agreement, dated as of July 20, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007).
Exhibit 4.3 – First Amendment to Credit Agreement, dated as of July 9, 2007, by and among The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto.
Exhibit 4.4* – Second Amendment to Credit Agreement, dated as of July 20, 2007, by and among The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007).
Exhibit 10.1* – Form of 2001 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated April 30, 2007 (File No.
1-08430)).
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.
Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.
Exhibit 32.1 – Section 1350 certification of Chief Executive Officer.
Exhibit 32.2 – Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

/s/ Michael S. Taff

By:	Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)
August 7, 2007

EXHIBIT INDEX

Exhibit	Description
3.1	McDermott International, Inc.’s Articles of Incorporation, as amended.

3.2*	McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

3.3*	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Third Amendment to Credit Agreement, dated as of July 9, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto.

4.2*	Fourth Amendment to Credit Agreement, dated as of July 20, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007).

4.3	First Amendment to Credit Agreement, dated as of July 9, 2007, by and among The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto.

4.4*	Second Amendment to Credit Agreement, dated as of July 20, 2007, by and among The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007).

10.1*	Form of 2001 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated April 30, 2007 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Incorporated by reference to the filing indicated.