Form 10-Q
period 2007-09-30
MCDERMOTT INTERNATIONAL INC
filed 2007-11-07
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
 (Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Registrant's Telephone Number, Including Area Code (281) 870-5901

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
Large accelerated filer [✓]     Accelerated filer [   ]     Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [✓]

The number of shares of the registrant's common stock outstanding at October 31, 2007 was 225,165,319.

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

I N D E X  -  F O R M   1 0 - Q

PAGE

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	29

Item 4 – Controls and Procedures	29

PART II - OTHER INFORMATION

SIGNATURES	31
Summary of Arrangement with Named Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1.              Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$735,599	$600,843
Restricted cash and cash equivalents (Note 10)	98,295	106,674
Investments	248,089	172,171
Accounts receivable – trade, net	761,341	668,310
Accounts and notes receivable – unconsolidated affiliates	33,227	29,825
Accounts receivable – other	95,769	48,041
Contracts in progress	217,641	230,146
Inventories (Note 1)	94,428	77,769
Deferred income taxes	120,575	180,234
Other current assets	87,100	39,461

Total Current Assets	2,492,064	2,153,474

Property, Plant and Equipment	1,966,456	1,525,187
Less accumulated depreciation	1,071,111	1,011,693

Net Property, Plant and Equipment	895,345	513,494

Investments	159,610	121,914

Goodwill	149,229	89,226

Deferred Income Taxes	226,497	260,341

Long-Term Income Tax Receivable	2,958	299,786

Other Assets	269,081	195,527

TOTAL	$4,194,784	$3,633,762

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$6,555	$257,492
Accounts payable	462,828	407,094
Accrued employee benefits	273,791	246,182
Accrued liabilities – other	220,241	185,762
Accrued contract cost	111,050	110,992
Advance billings on contracts	1,392,893	1,116,118
Accrued warranty expense	102,041	79,077
Income taxes payable	42,332	58,557

Total Current Liabilities	2,611,731	2,461,274

Long-Term Debt	10,653	15,242

Accumulated Postretirement Benefit Obligation	99,630	100,316

Self-Insurance	80,929	84,704

Pension Liability	248,590	372,504

Other Liabilities	155,700	156,621

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 231,159,285 at September 30, 2007 and 227,794,618 at December 31, 2006	231,159	227,795
Capital in excess of par value	1,161,571	1,100,384
Accumulated deficit	(23,008)	(458,886)
Treasury stock at cost, 5,867,590 shares at September 30, 2007 and 6,025,418 shares at December 31, 2006	(63,962)	(60,581)
Accumulated other comprehensive loss	(318,209)	(365,611)

Total Stockholders’ Equity	987,551	443,101

TOTAL	$4,194,784	$3,633,762

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Revenues	$1,324,018	$1,118,260	$4,105,594	$2,812,097

Costs and Expenses:
Cost of operations	1,067,437	900,351	3,278,055	2,244,880
(Gains) losses on asset disposals and impairments – net	(630)	28	(2,380)	14,949
Selling, general and administrative expenses	114,538	104,091	327,525	272,926
Total Costs and Expenses	1,181,345	1,004,470	3,603,200	2,532,755

Equity in Income of Investees	12,477	10,310	27,026	25,197

Operating Income	155,150	124,100	529,420	304,539

Other Income (Expense):
Interest income	17,272	16,644	45,411	36,646
Interest expense	(3,476)	(4,992)	(18,431)	(22,403)
IRS interest expense adjustment	-	421	-	11,011
Loss on early retirement of debt	-	-	-	(49,016)
Other expense – net	(205)	(4,609)	(5,050)	(10,608)
Total Other Income (Expense)	13,591	7,464	21,930	(34,370)

Income from Continuing Operations before Provision for Income Taxes	168,741	131,564	551,350	270,169

Provision for Income Taxes	28,333	28,897	103,507	78,059

Income from Continuing Operations	140,408	102,667	447,843	192,110

Income from Discontinued Operations	-	-	-	12,894

Net Income	$140,408	$102,667	$447,843	$205,004

Earnings per Common Share:
Basic:
Income from Continuing Operations	$0.63	$0.47	$2.01	$0.88
Income from Discontinued Operations	$0.00	$0.00	$0.00	$0.06
Net Income	$0.63	$0.47	$2.01	$0.94
Diluted:
Income from Continuing Operations	$0.61	$0.45	$1.96	$0.84
Income from Discontinued Operations	$0.00	$0.00	$0.00	$0.06
Net Income	$0.61	$0.45	$1.96	$0.90

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Net Income	$140,408	$102,667	$447,843	$205,004

Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	6,337	571	13,598	4,811
Reclassification adjustment for impairment of investment	-	-	-	16,448
Reconsolidation of The Babcock & Wilcox Company	-	-	-	15,833
Unrealized gains on derivative financial instruments:
Unrealized gains on derivative financial instruments	7,178	152	12,152	7,484
Reclassification adjustment for gains included in net income	(741)	(20)	(3,272)	(880)
Reconsolidation of The Babcock & Wilcox Company	-	-	-	(269)
Amortization of benefit plan costs	8,547	-	23,705	-
Minimum pension liability adjustment attributable to the reconsolidation of The Babcock & Wilcox Company	-	-	-	15,578
Unrealized gains (losses) on investments:
Unrealized gains arising during the period	748	890	1,145	965
Reclassification adjustment for net (gains) losses included in net income	(16)	(79)	74	(13)

Other Comprehensive Income	22,053	1,514	47,402	59,957

Comprehensive Income	$162,461	$104,181	$495,245	$264,961

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$447,843	$205,004
Depreciation and amortization	67,108	42,063
Income of investees, less dividends	(10,196)	(9,329)
(Gains) losses on asset disposals and impairments – net	(2,380)	14,949
Gain on sale of business	-	(13,786)
Provision for deferred taxes	73,485	264,681
Excess tax benefits from FAS 123(R) stock-based compensation	(27,234)	(18,126)
Other	27,916	20,625
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(129,353)	44,853
Income tax receivable	262,185	(236,291)
Net contracts in progress and advance billings on contracts	287,980	179,440
Accounts payable	46,522	36,401
Income taxes	(22,514)	10,817
Accrued and other current liabilities	47,003	17,888
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(78,728)	(16,757)
Other, net	(30,359)	17,233
NET CASH PROVIDED BY OPERATING ACTIVITIES	959,278	559,665
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	8,379	70,968
Purchases of property, plant and equipment	(181,803)	(101,747)
Acquisition of businesses, net of cash acquired	(334,457)	-
Net (increase) decrease in available-for-sale securities	(106,151)	44,683
Proceeds from asset disposals	4,582	21,516
Cash acquired from the reconsolidation of The Babcock & Wilcox Company	-	164,200
Other	(2,016)	(2,612)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(611,466)	197,008
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	-	592
Payment of long-term debt	(255,629)	(237,066)
Issuance of common stock	12,683	17,804
Payment of debt issuance costs	(3,468)	(8,654)
Excess tax benefits from FAS 123(R) stock-based compensation	27,234	18,126
Other	4	1,624
NET CASH USED IN FINANCING ACTIVITIES	(219,176)	(207,574)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	6,120	1,957
NET INCREASE IN CASH AND CASH EQUIVALENTS	134,756	551,056
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	600,843	19,263
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$735,599	$570,319
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$23,896	$33,212
Income taxes (net of refunds)	$(223,285)	$17,720
See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and GAAP footnotes required for complete financial statements.  We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.  These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled joint ventures consistent with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003).” We use the equity method to account for investments in joint ventures and other entities we do not control, but over which we have significant influence. We have eliminated all significant intercompany transactions and accounts.  We have reclassified certain amounts previously reported to conform to the presentation at September 30, 2007 and for the three and nine months ended September 30, 2007, primarily related to our adoption of a new accounting principle for drydocking costs, as discussed further below.  We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

We operate in three business segments:

•
Offshore Oil and Gas Construction includes the results of operations of JRMSA and its subsidiaries and JRMH and its subsidiaries, which we refer to collectively as “JRM.”  This segment supplies services primarily to offshore oil and gas field developments worldwide, including the front-end design and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems.   This segment operates in most major offshore oil and gas producing regions, including the United States, Mexico, Canada, the Middle East, India, the Caspian Sea and Asia Pacific.

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

•
Power Generation Systems includes the results of operations of B&W and its subsidiaries.  This segment supplies fossil-fired steam generating systems, replacement commercial nuclear steam generators, environmental equipment and components, and related services to customers around the world. It designs, engineers, manufactures and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses.  On February 22, 2006, B&W and three of its subsidiaries exited from their asbestos-related Chapter 11 Bankruptcy proceedings, which were commenced on February 22, 2000.  Due to the

Chapter 11 proceedings, we did not consolidate B&W’s and its subsidiaries’ results of operations in our consolidated financial statements from February 22, 2000 through February 22, 2006.

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

Inventories
Inventories are summarized below:

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$70,528	$56,955
Work in Progress	9,290	7,453
Finished Goods	14,610	13,361
Total Inventories	$94,428	$77,769

Equity Method Investments
Total equity method investments of approximately $67.2 million and $52.8 million are included in Other Assets on our condensed consolidated balance sheet at September 30, 2007 and December 31, 2006, respectively.

Adoption of New Accounting Principle for Drydock Costs
Through December 31, 2006, we accrued estimated drydocking costs, including labor, raw materials, equipment costs and regulatory fees, for our marine fleet over the period of time between drydockings, which is generally three to five years.  We accrued drydocking costs in advance of the anticipated future drydocking, in accordance with the method commonly known as the accrue-in-advance method.  Actual drydocking costs were charged against the liability when incurred, and any differences between actual costs and accrued costs were recognized over the remaining months of the drydocking cycle. Pursuant to FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” issued during September 2006, we changed our accounting policy from the accrue-in-advance method to the deferral method, effective January 1, 2007.  This FSP requires that all periods presented in our consolidated financial statements reflect the period-specific adjustments of applying the new accounting principle.  As a result of applying this change, we have restated our condensed consolidated balance sheet at December 31, 2006 for an increase to assets and stockholders’ equity of approximately $39.6 million and $54.7 million, respectively, and a decrease to liabilities of approximately $15.1 million.  Additionally, we have restated our condensed consolidated statement of income for the three and nine months ended September 30, 2006 to reflect a decrease in our cost of operations of approximately $0.9 million and $3.7 million, respectively.

Recent Pronouncements
There have been no material changes to the recent pronouncements discussed in our annual report on Form
10-K for the year ended December 31, 2006.

NOTE 2 – DISCONTINUED OPERATIONS

Discontinued operations for the nine months ended September 30, 2006 consist of the operations of our former Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V., a component of our Offshore Oil and Gas Construction segment, which was sold in April 2006.

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

As part of the adoption of FIN 48, we began to recognize interest, net of tax, and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, we recorded a liability of approximately $27 million for the payment of tax-related interest and penalties.

During the three and nine months ended September 30, 2007, we recorded a reduction in FIN 48 liabilities of approximately $3.8 million and $4.1 million, respectively, including estimated tax-related interest and penalties.

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

The MI and JRMH groups are currently under audit by the Internal Revenue Service (the “IRS”) for the 1993 through 2006 and 1996 through 2003 tax years, respectively.  The IRS examination of the years 1993 through 2003 for the MI group has been completed.  We have reviewed the IRS proposed adjustments and disagree with certain positions.  Accordingly, we have filed a protest with the IRS regarding the resolution of these issues and are awaiting an appellate conference with the IRS. We have provided for amounts that we believe will be ultimately payable under the proposed adjustments. The IRS examination of the years 1996 through 2003 for the JRMH group is complete and is pending review by the Joint Committee on Taxation.  It is anticipated that a settlement with the IRS for all years under audit may be reached within the next 12 months.

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

It is reasonably possible that within the next 12 months approximately $45 million in unrecognized tax benefits will be resolved as a result of settlement of various federal, state and international tax positions.

NOTE 4 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)
	(In thousands)
Service cost	$7,630	$18,918	$28,092	$27,373	$88	$19	$212	$46
Interest cost	38,177	66,877	111,653	97,516	1,532	1,634	4,480	4,175
Expected return on plan assets	(42,641)	(74,639)	(128,699)	(106,090)	-	-	-	-
Amortization of prior service cost	665	1,902	2,317	2,550	20	8	53	20
Amortization of transition obligation	-	-	-	-	75	-	205	-
Recognized net actuarial loss	13,091	17,641	34,200	43,408	427	490	1,287	1,388
Net periodic benefit cost	$16,922	$30,699	$47,563	$64,757	$2,142	$2,151	$6,237	$5,629

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$25,002	$11,404
Net Unrealized Gain on Investments	1,749	530
Net Unrealized Gain on Derivative Financial Instruments	18,324	9,444
Unrecognized Losses on Benefit Obligations	(363,284)	(386,989)
Accumulated Other Comprehensive Loss	$(318,209)	$(365,611)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the quarterly period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 10 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2006.

Apollo/Park Township Claims – Hall Litigation

In the matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”), the plaintiffs filed an amended complaint on August 12, 2007, adding new claims against B&W by plaintiffs who joined the litigation during the pendency of the B&W Chapter 11 proceedings and new personal injury claims to the litigation.  The Hall Litigation is pending in the United States District Court for the Western District of Pennsylvania against B&W and Atlantic Richfield. The plaintiffs seek compensatory and punitive damages alleging, among other things, death, personal injury, property damage and other damages as a result of alleged radioactive and non-radioactive emissions from two nuclear fuel processing facilities.

Additionally, on October 12, 2007, the United States Court of Appeals for the Third Circuit denied plaintiffs’ petition to vacate the District Court’s orders deferring the trial date and ordering separate trials on general causation for claims based upon uranium and plutonium exposure.  Trial on general causation as it relates to uranium is currently scheduled to begin March 10, 2008.  The trial on general causation as it relates to plutonium has not yet been scheduled.   Any plaintiff who may remain in the case following the “general causation” trials would then be required to show “specific causation.”

For further information regarding the District Court’s orders and other earlier developments in the Hall Litigation, see Note 6 to the condensed consolidated financial statements in Part I of our quarterly report on Form 10-Q for the quarter ended June 30, 2007.

Other Litigation and Settlements

In the matter of Iroquois Falls Power Corp v. Jacobs Canada Inc., et al., a hearing is scheduled for November 13, 2007 before the Court of Appeals for Ontario on Iroquois Falls Power Corp’s appeal of the lower court’s summary judgment and dismissal of plaintiff’s claims discussed in Note 6 to the condensed consolidated financial statements in Part I of our quarterly report on Form 10-Q for the quarter ended March 31, 2007.  This matter was originally filed in the Superior Court of Justice, in Ontario, Canada on June 1, 2005 alleging damages of approximately $16 million (Canadian) for remedial work, loss of profits and related engineering/redesign costs due to the alleged breach by one of our former subsidiaries of its engineering design obligations relating to the supply and installation of heat recovery steam generators.  MI, which provided a guarantee of certain obligations of that former subsidiary, and two bonding companies, with whom MII entered into an indemnity arrangement, were also named as defendants.

In the matter of Boudreaux, et al v. McDermott, Inc., et al. (“Boudreaux”), the District Court entered an order on September 18, 2007 staying the matter until further order of the court due to the bankruptcy filing of one of the co-defendants. This matter was instituted on January 29, 2007 by 21 plaintiffs originally named in the proceeding entitled Antoine, et al. v. J. Ray McDermott, Inc., et al., against J. Ray McDermott, Inc. (“JRMI”), MI and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise.  The plaintiffs seek monetary damages in an unspecified amount.  The matter is pending in the United States District Court for the Eastern District of Louisiana.  For a detailed description of Boudreaux and related matters, see Note 6 to the condensed consolidated financial statements in Part I of our quarterly report on Form 10-Q for the quarter ended March 31, 2007.

For a detailed description of other pending proceedings, see Notes 10 and 20 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2006.

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

For a discussion of the status of various tax audits, see Note 3.

NOTE 7 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)

	Three Months Ended September 30, 2007
Stock Options	$660	$(139)	$521
Restricted Stock	35	-	35
Performance Shares	6,448	(2,035)	4,413
Performance and Deferred Stock Units	1,618	(520)	1,098
TOTAL	$8,761	$(2,694)	$6,067

	Three Months Ended September 30, 2006
Stock Options	$1,093	$(240)	$853
Restricted Stock	125	(27)	98
Performance Shares	1,988	(488)	1,500
Performance and Deferred Stock Units	621	(137)	484
TOTAL	$3,827	$(892)	$2,935

	Nine Months Ended September 30, 2007
Stock Options	$2,157	$(584)	$1,573
Restricted Stock	869	(21)	848
Performance Shares	13,497	(4,255)	9,242
Performance and Deferred Stock Units	4,877	(1,563)	3,314
TOTAL	$21,400	$(6,423)	$14,977

	Nine Months Ended September 30, 2006
Stock Options	$3,367	$(749)	$2,618
Restricted Stock	1,081	(97)	984
Performance Shares	2,971	(813)	2,158
Performance and Deferred Stock Units	7,368	(1,916)	5,452
TOTAL	$14,787	$(3,575)	$11,212

NOTE 8 – SEGMENT REPORTING

An analysis of our operations by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006(2)
	(Unaudited)
	(In thousands)

REVENUES:
Offshore Oil and Gas Construction	$582,168	$440,164	$1,712,414	$1,134,451
Government Operations	177,215	147,337	506,340	471,816
Power Generation Systems	567,173	534,074	1,896,178	1,211,807
Adjustments and Eliminations(1)	(2,538)	(3,315)	(9,338)	(5,977)
	$1,324,018	$1,118,260	$4,105,594	$2,812,097

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Offshore Oil and Gas Construction Transfers	$2,390	$2,968	$8,713	$5,223
Government Operations Transfers	148	249	602	516
Power Generation Systems Transfers	-	98	23	238
	$2,538	$3,315	$9,338	$5,977

OPERATING INCOME:
Segment Operating Income:
Offshore Oil and Gas Construction	$88,701	$59,052	$302,672	$164,126
Government Operations	18,578	28,140	68,397	71,697
Power Generation Systems	42,340	32,401	157,766	81,395
	$149,619	$119,593	$528,835	$317,218

Gains (Losses) on Asset Disposals and Impairments – Net:
Offshore Oil and Gas Construction	$524	$(113)	$668	$(16,125)
Government Operations	14	44	1,631	1,113
Power Generation Systems	92	41	81	63
	$630	$(28)	$2,380	$(14,949)

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(1,082)	$(677)	$(2,938)	$(2,058)
Government Operations	6,615	6,464	19,607	18,963
Power Generation Systems	6,944	4,523	10,357	8,292
	$12,477	$10,310	$27,026	$25,197

Segment Income:
Offshore Oil and Gas Construction	$88,143	$58,262	$300,402	$145,943
Government Operations	25,207	34,648	89,635	91,773
Power Generation Systems	49,376	36,965	168,204	89,750
	162,726	129,875	558,241	327,466
Corporate	(7,576)	(5,775)	(28,821)	(22,927)
TOTAL	$155,150	$124,100	$529,420	$304,539

(2)
Our Power Generation Systems segment for the nine months ended September 30, 2006 includes approximately seven months (March through September 2006) of results attributable to B&W.  We began consolidating the results of B&W when B&W emerged from bankruptcy, effective February 22, 2006.  B&W’s revenues and segment income included in the nine months ended September 30, 2006 total approximately $1,211.8 million and $82.5 million, respectively.

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share, as adjusted for the stock split effected in the form of a stock dividend completed on September 10, 2007 (see Note 12):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except share and per share amounts)

Basic:

Net income for basic computation	$140,408	$102,667	$447,843	$205,004

Weighted average common shares	224,480,807	218,970,762	222,944,800	216,992,888

Basic earnings per common share	$0.63	$0.47	$2.01	$0.94

Diluted:

Net income for diluted computation	$140,408	$102,667	$447,843	$205,004

Weighted average common shares (basic)	224,480,807	218,970,762	222,944,800	216,992,888
Effect of dilutive securities:
Stock options, restricted stock and performance shares	4,385,078	9,362,794	5,457,789	10,395,072
Adjusted weighted average common shares and assumed conversions	228,865,885	228,333,556	228,402,589	227,387,960

Diluted earnings per common share	$0.61	$0.45	$1.96	$0.90

NOTE 10 – RESTRICTED CASH AND CASH EQUIVALENTS

At September 30, 2007, we had restricted cash and cash equivalents totaling $98.3 million, of which $0.8 million is required to meet reinsurance reserve requirements of our captive insurance companies and $97.5 million is held in restricted foreign accounts.

NOTE 11 – BUSINESS ACQUISITIONS

Stock Acquisition of Marine Mechanical Corporation
On May 1, 2007, BWXT completed its stock acquisition of Marine Mechanical Corporation for approximately $72 million in cash and recognition of liabilities in excess of the liabilities directly assumed from Marine Mechanical Corporation of approximately $16 million, primarily related to deferred income taxes.  We recorded goodwill of approximately $39 million in connection with this acquisition, none of which will be deductible for tax purposes.  Headquartered in Euclid, Ohio, Marine Mechanical Corporation designs, manufactures and supplies electro-mechanical equipment used by the U.S. Navy.  In addition to the goodwill, we recorded identifiable intangible assets of approximately $31 million, which have a weighted-average amortization period of 14.4 years.  Those intangible assets consist of the following (amounts in thousands):

		Amortization
	Amount	Period
Customer Relationship	$19,790	20.0 years
Backlog	$9,540	4.7 years
Trade Name	$1,770	5.0 years

Asset Acquisition from Secunda International Limited
On July 27, 2007, JRM completed its acquisition of substantially all of the assets of Secunda International Limited, including 14 harsh-weather, multi-functional vessels, with capabilities which include subsea construction, pipelay, cable lay and dive support, as well as its shore-based-operations, for approximately $263 million in cash and recognition of approximately $6 million of liabilities.  We recorded goodwill of approximately $20 million in connection with this acquisition, of which approximately $4 million will be deductible for tax purposes.  In addition to the goodwill, we recorded identifiable intangible assets of approximately $12 million related to contractual customer relationships, which have a weighted-average amortization period of 3.6 years.

NOTE 12 – COMMON STOCK

Increase in Authorized Shares
On May 4, 2007, our shareholders approved an amendment to our articles of incorporation increasing the number of authorized shares of common stock from 150 million to 400 million.  The amendment became effective on August 6, 2007 upon filing of a certificate of amendment in the Public Registry Office of the Republic of Panama.

Stock Split
On August 7, 2007, our Board of Directors declared a two-for-one stock split effected in the form of a stock dividend.  The dividend was paid on September 10, 2007 to stockholders of record as of the close of business on August 20, 2007.  All share and per share information in the accompanying financial statements and notes has been retroactively adjusted to reflect the stock split.

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
•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	decisions about offshore developments to be made by oil and gas companies;
•	decisions on spending by the U.S. Government and electric power generating companies;
•	the highly competitive nature of most of our businesses;
•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	our future financial performance, including compliance with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to offshore construction operations, power generation operations and nuclear operations;
•	changes in, or our failure or inability to comply with, government regulations and adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	rapid technological changes;
•	the realization of deferred tax assets, including through the reorganization we completed in December 2006;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East and Asia Pacific and the former Soviet Union;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims;
•	our ability to obtain surety bonds and letters of credit;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our insurance captives; and
•	the impact of the loss of insurance coverage as part of the B&W Chapter 11 Settlement.

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

GENERAL

In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues.  Each of our principal operating subsidiaries is financed on a stand-alone basis. Our debt covenants generally limit use of the financial resources of or the movement of excess cash from one principal operating subsidiary for the benefit of the other.  For further discussion, see “Liquidity and Capital Resources” below.

As of September 30, 2007, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, changes in job conditions, variations in labor and equipment productivity and increases in the cost of raw materials, including various types of steel. Increases in costs on our fixed-price contracts could have a material adverse impact on our results of operations, financial condition and cash flow. Alternatively, reductions in overall contract costs at completion could materially improve our results of operations, financial condition and cash flow.

Offshore Oil and Gas Construction Segment
JRM is a leading provider of engineering, construction, procurement and installation services for offshore field developments, primarily for the United States, Mexico, Canada, the Middle East, India, the Caspian Sea and Asia Pacific regions of the world. With historically high prices for hydrocarbons, the declining nature of existing proven reserves and forecasted demand for energy, we believe JRM is well-positioned to participate in future offshore field development in our primary regions.

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

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2006.  There have been no material changes to these policies during the nine months ended September 30, 2007, except as disclosed in the notes to condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2007 VS. THREE MONTHS ENDED SEPTEMBER 30, 2006

McDermott International, Inc. (Consolidated)

Revenues increased approximately 18%, or $205.7 million, to $1,324.0 million for the three months ended September 30, 2007, compared to $1,118.3 million for the three months ended September 30, 2006. Our Offshore Oil and Gas Construction segment generated a 32% increase in its revenues in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily attributable to its Middle East and Americas regions.  In addition our Government Operations and Power Generation Systems segment revenues increased approximately 20% and 6%, respectively, in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.

Segment operating income, which, for purposes of this discussion and the segment discussions that follow, is before equity in income of investees and gains (losses) on asset disposals and impairments – net, increased $30.0 million from $119.6 million in the three months ended September 30, 2006 to $149.6 million in the three months ended September 30, 2007. Our Offshore Oil and Gas Construction segment operating income increased $29.6 million in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.  In addition, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, our Power Generation Systems’ segment operating income increased by approximately $9.9 million, while our Government Operations’ segment operating income decreased by approximately $9.5 million.

Offshore Oil and Gas Construction

Revenues increased approximately 32%, or $142.0 million, to $582.2 million for the three months ended September 30, 2007, compared to $440.2 million for the three months ended September 30, 2006, primarily due to an increase in fabrication activities in our Middle East and Americas regions and an increase in marine activities worldwide.

Segment operating income increased $29.6 million from $59.1 million in the three months ended September 30, 2006 to $88.7 million in the three months ended September 30, 2007.  This increase is primarily attributable to increased fabrication activities and cost savings in our Middle East regions and increased activities in our Americas region.  In addition, we experienced increased marine activities worldwide and cost savings in projects in our Asia Pacific region. These increases were partially offset by higher general and administrative expenses in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Government Operations

Revenues increased approximately 20%, or $29.9 million, to $177.2 million in the three months ended September 30, 2007, compared to $147.3 million in the three months ended September 30, 2006, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs, including additional volume from our acquisition of Marine Mechanical Corporation.  We also experienced higher volumes from our management and operating contract in South Carolina and higher volumes in our commercial nuclear environmental services activities, including additional environmental engineering work at our Pennsylvania location and new transition contracts in Tennessee and California.

Segment operating income decreased $9.5 million from $28.1 million in the three months ended September 30, 2006 to $18.6 million in the three months ended September 30, 2007, primarily due to benefits recognized in the three months ended September 30, 2006 attributable to project cost and efficiency improvements resulting from our consolidation of two operating divisions into our Nuclear Operations Division.  This decrease was partially offset by higher volumes and margins from our management and operating contract in South Carolina, increased segment operating income from our acquisition of Marine Mechanical Corporation and a decrease in our pension plan expense.

Power Generation Systems

Revenues increased approximately 6%, or $33.1 million, to $567.2 million in the three months ended September 30, 2007, compared to $534.1 million in the three months ended September 30, 2006, primarily due to increased activities from utility steam system fabrication, replacement parts and industrial boilers. These increases were partially offset by lower activities from replacement nuclear steam generators, boiler auxiliary equipment and field service work.

Segment operating income had a net increase of approximately $9.9 million from $32.4 million in the three months ended September 30, 2006 to $42.3 million in the three months ended September 30, 2007, primarily due to our utility steam system fabrication and industrial boiler projects, particularly a high level of related settlements, change orders and contract close-outs.  In addition, we experienced a higher volume of replacement parts and improved margins on the fabrication, repair and retrofit of existing facilities.  These increases were partially offset by lower activities and margins on boiler auxiliary equipment, nuclear service work and on certain construction projects.  We also experienced lower pension plan and legal expenses in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Equity in income of investees increased from $4.5 million in the three months ended September 30, 2006 to $6.9 million in the three months ended September 30, 2007, primarily attributable to our joint venture in China.

Corporate

Unallocated Corporate expenses increased $1.8 million from $5.8 million in the three months ended September 30, 2006 to $7.6 million in the three months ended September 30, 2007, primarily due to increased general and administrative expenses and higher stock-based compensation expense attributable to the increase in our stock price. These increases were partially offset by lower pension plan expense in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Other Income Statement Items

Interest expense decreased $1.5 million from $5.0 million in the three months ended September 30, 2006 to $3.5 million in the three months ended September 30, 2007, primarily due to higher capitalized interest in the three months ended September 30, 2007.

Other – net expense decreased $4.4 million from $4.6 million in the three months ended September 30, 2006 to $0.2 million in the three months ended September 30, 2007, primarily due to higher currency exchange losses incurred in the three months ended September 30, 2006.

Provision for Income Taxes

In the three months ended September 30, 2007, our provision for income taxes decreased $0.6 million to $28.3 million, while income before provision for income taxes increased $37.2 million to $168.7 million.  Our effective tax rate for the three months ended September 30, 2007 was approximately 16.8%.

We provide for income taxes based on the tax laws and rates in the countries in which we conduct our operations.  MII is a Panamanian corporation that has earned all of its income outside of Panama.  As a result, we are not subject to income tax in Panama.  We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions around the world.  Each of these jurisdictions has a regime of taxation that varies from the others.  The taxation regimes vary not only with respect to nominal tax rates, but also with respect to the allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income).  These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

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

Income (loss) before provision for income taxes, provision for income taxes and effective tax rates for MII’s U.S. and non-U.S. operations are as shown below.  To provide for a better comparison with the results for the three-month period ended September 30, 2006, we continue to disclose the separate company results of MI and  JRMH, which, as indicated above, will be consolidated for tax purposes effective January 1, 2007.

	Income (loss) before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the three months ended September 30,
	2007	2006	2007	2006	2007	2006
	(In thousands)		(In thousands)

Primarily United States:
MI	$53,733	$63,724	$14,104	$19,465	26.25%	30.55%
JRMH	12,600	(15,669)	5,184	3	41.14%	(0.02)%
Subtotal (MHI for 2007)	66,333	48,055	19,288	19,468	29.08%	40.51%
Non-United States:
International Subsidiaries	102,408	83,509	9,045	9,429	8.83%	11.29%

Total MII	$168,741	$131,564	$28,333	$28,897	16.79%	21.96%

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

As part of the adoption of FIN 48, we began to recognize interest, net of tax, and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, we recorded a liability of approximately $27 million for the payment of tax-related interest and penalties.

During the three months ended September 30, 2007, we recorded a reduction in FIN 48 liabilities of approximately $3.8 million, including estimated tax-related interest and penalties.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2007 vs. NINE MONTHS ENDED SEPTEMBER 30, 2006

McDermott International, Inc. (Consolidated)

Revenues increased approximately 46%, or $1,293.5 million, to $4,105.6 million for the nine months ended September 30, 2007, compared to $2,812.1 million for the nine months ended September 30, 2006. Our Offshore Oil and Gas Construction segment generated a 51% increase in its revenues in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily attributable to its Middle East and Asia Pacific regions. In addition, our Power Generation Systems segment revenues increased approximately 56% in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily attributable to B&W being consolidated in our results of operations for approximately seven months in the nine-month period ended September 30, 2006, as compared to the full period in the nine months ended September 30, 2007. Our Government Operations segment revenues increased approximately 7% in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Segment operating income increased $211.6 million from $317.2 million in the nine months ended September 30, 2006 to $528.8 million in the nine months ended September 30, 2007. The segment operating income of each of our Offshore Oil and Gas Construction and Power Generation Systems segments improved substantially in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.  Our Government Operations segment operating income decreased in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Offshore Oil and Gas Construction

Revenues increased approximately 51%, or $577.9 million, to $1,712.4 million in the nine months ended September 30, 2007, compared to $1,134.5 million in the nine months ended September 30, 2006, primarily due to increased activities in our Middle East and Asia Pacific regions.

    Segment operating income increased $138.6 million from $164.1 million in the nine months ended September 30, 2006 to $302.7 million in the nine months ended September 30, 2007. This increase was primarily attributable to higher fabrication activities, productivity improvements and cost savings in projects in our Middle East and Asia Pacific regions.  In addition, our Caspian region improved due to contract change orders and agreements, which were finalized as part of our contract close-out process on projects, and our Americas region improved due to increased fabrication activities. These increases were partially offset by higher general and administrative expenses in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Gains (losses) on asset disposals and impairments – net increased $16.8 million from a loss of $16.1 million in the nine months ended September 30, 2006 to a gain of $0.7 million in the nine months ended September 30, 2007, primarily attributable to a non-cash impairment of $16.4 million in the nine months ended September 30, 2006 associated with our former joint venture in Mexico.

Government Operations

Revenues increased approximately 7%, or $34.5 million, to $506.3 million in the nine months ended September 30, 2007, compared to $471.8 million in the nine months ended September 30, 2006, primarily due to higher volumes in the manufacture of nuclear components for certain U.S. Government programs, including additional volume from our acquisition of Marine Mechanical Corporation, and higher volumes from our management and operating contracts in New Mexico and South Carolina.  These increases were partially offset by lower revenues from the completion of our contract for the recovery of uranium and reduced activity for foreign research test reactors.  In addition, we experienced lower volume from environmental engineering work, including the end of a transition contract for our management and operating activities in New Mexico, partially offset by new transition contracts in Tennessee and California during the nine months ended September 30, 2007.

Segment operating income decreased $3.3 million from $71.7 million in the nine months ended September 30, 2006 to $68.4 million in the nine months ended September 30, 2007, primarily attributable to benefits recognized in the nine months ended September 30, 2006 due to project cost and efficiency improvements resulting from our consolidation of two operating divisions into our Nuclear Operations Division. In the nine months ended September 30, 2007, we also experienced an increase in segment operating income attributable to our acquisition of Marine Mechanical Corporation. In addition, we experienced decreases in volumes and margins from our other government operations producing fuel for research test reactors, DOE fuel development for commercial reactors and commercial downblending. We also experienced a decrease in our commercial nuclear environmental services activity due to the completion of a contract in Ohio and lower environmental engineering work in Idaho and New Mexico. These costs were partially offset by lower selling and marketing expenses, decreased pension plan expense and increased fees for a management and operating contract in South Carolina.

Power Generation Systems

Revenues increased approximately 56%, or $684.4 million, to $1,896.2 million in the nine months ended September 30, 2007, compared to $1,211.8 million in the nine months ended September 30, 2006, primarily due to increased activities from utility steam system fabrication, the fabrication, repair and retrofit of existing facilities, replacement parts and industrial boilers.  These increases were partially offset by lower activities on replacement nuclear steam generators, field service and boiler auxiliary equipment.

Segment operating income had a net increase of approximately $76.4 million from $81.4 million in the nine months ended September 30, 2006 to $157.8 million in the nine months ended September 30, 2007, primarily attributable to our utility steam system fabrication and industrial boiler projects, particularly a higher level of related settlements, change orders and contract close-outs. In addition, we experienced higher margins on the fabrication, repair and retrofit of existing facilities and higher margins in operations and maintenance contracts. These increases were partially offset by lower volume and margins in nuclear service work and on certain construction projects. We also experienced lower pension plan expense in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Equity in income of investees increased from $8.3 million in the nine months ended September 30, 2006 to $10.4 million in the nine months ended September 30, 2007, primarily attributable to our joint venture in China.

Corporate

Unallocated corporate expenses increased $5.9 million from $22.9 million in the nine months ended September 30, 2006 to $28.8 million in the nine months ended September 30, 2007. This increase was primarily due to increased general and administrative expenses, higher stock-based compensation expense attributable to the increase in our stock price and higher accounting fees. These increases were partially offset by lower pension plan expense in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Other Income Statement Items

Interest income increased $8.8 million from $36.6 million in the nine months ended September 30, 2006 to $45.4 million in the nine months ended September 30, 2007, primarily due to an increase in average cash equivalents and investments and prevailing interest rates.

Interest expense decreased $4.0 million from $22.4 million in the nine months ended September 30, 2006 to $18.4 million in the nine months ended September 30, 2007, primarily due to higher levels of debt outstanding in the nine months ended September 30, 2006.

We recorded a reduction in interest expense for the nine months ended September 30, 2006 totaling approximately $13.2 million attributable to a settlement MI reached with the U.S. and Canadian tax authorities related to transfer pricing issues. In addition, in the nine months ended September 30, 2006, we recorded an increase in interest expense totaling approximately $2.2 million for potential U.S. tax deficiencies.

On June 6, 2006, JRM completed a tender offer and used cash on hand to purchase $200 million in aggregate principal amount of the JRM 11% senior secured notes due 2013 (the “JRM Secured Notes”) for approximately $249.0 million, including accrued interest of approximately $10.9 million.  As a result of this early retirement of debt, JRM recognized $49.0 million of expense during the nine months ended September 30, 2006.

Other – net expense decreased $5.5 million from $10.6 million in the nine months ended September 30, 2006 to $5.1 million in the nine months ended September 30, 2007, primarily due to higher currency exchange losses incurred in the nine months ended September 30, 2006.

Provision for Income Taxes

In the nine months ended September 30, 2007, our provision for income taxes increased $25.4 million to $103.5 million, while income before provision for income taxes increased $281.2 million to $551.4 million.  Our effective tax rate for the nine months ended September 30, 2007 was approximately 18.8%.

We provide for income taxes based on the tax laws and rates in the countries in which we conduct our operations.  MII is a Panamanian corporation that has earned all of its income outside of Panama.  As a result, we are not subject to income tax in Panama.  We operate in the U.S. taxing jurisdiction and various other taxing jurisdictions around the world.  Each of these jurisdictions has a regime of taxation that varies from the others.  The taxation regimes vary not only with respect to nominal tax rates, but also with respect to the allowability of deductions, credits and other benefits and tax bases (for example, revenue versus income).  These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

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

Income (loss) before provision for income taxes, provision for income taxes and effective tax rates for MII’s U.S. and non-U.S. operations are as shown below.  To provide for a better comparison with the results for the nine-month period ended September 30, 2006, we continue to disclose the separate company results of MI and  JRMH, which, as indicated above, will be consolidated for tax purposes effective January 1, 2007.

	Income (loss) before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the nine months ended September 30,
	2007	2006	2007	2006	2007	2006
	(In thousands)		(In thousands)

Primarily United States:
MI	$181,879	$168,321	$66,632	$48,483	36.64%	28.80%
JRMH	1,624	(103,581)	872	15	53.69%	(0.01)%
Subtotal (MHI for 2007)	183,503	64,740	67,504	48,498	36.79%	74.91%
Non-United States:
International Subsidiaries	367,847	205,429	36,003	29,561	9.79%	14.39%

Total MII	$551,350	$270,169	$103,507	$78,059	18.77%	28.89%

We are subject to U.S. federal income tax at the rate of 35% on our U.S. operations.  The effective tax rate of our U.S. operations is primarily affected by applicable state income taxes on our profitable U.S. subsidiaries.

In the nine months ended September 30, 2006, MI reached a settlement in a tax dispute with U.S. and Canadian tax authorities, primarily related to transfer pricing matters, resulting in an adjustment to the tax liability and associated accrued interest established for the disputed items.  This favorably impacted MI’s income before provision for income taxes and provision for income taxes by $13.2 million and $4.7 million, respectively.  As reported in our quarterly report on Form 10-Q for the quarter ended September 30, 2006, no tax benefit was recognized on the $49 million expense recorded by JRMH associated with the retirement of the JRM Secured Notes in the nine months ended September 30, 2006.  In addition, in the nine months ended September 30, 2006, a valuation allowance for the realization of deferred tax assets was provided against JRMH’s current losses in accordance with SFAS No. 109.

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

As part of the adoption of FIN 48, we began to recognize interest, net of tax, and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, we recorded a liability of approximately $27 million for the payment of tax-related interest and penalties.

During the nine months ended September 30, 2007, we recorded a reduction in FIN 48 liabilities of approximately $4.1 million, including estimated tax-related interest and penalties.

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers. It is possible that backlog may not be indicative of future results.

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Offshore Oil and Gas Construction	$4,905,011	$4,138,545
Government Operations	1,366,905	1,269,328
Power Generation Systems	3,048,323	2,225,149

TOTAL BACKLOG	$9,320,239	$7,633,022

Of the September 30, 2007 backlog, we expect to recognize revenues as follows:

	Q4 2007	2008	Thereafter
	(Unaudited)
	(in approximate millions)
Offshore Oil and Gas Construction	$700	$2,870	$1,330
Government Operations	170	520	680
Power Generation Systems	480	1,250	1,320

Total Backlog	$1,350	$4,640	$3,330

At September 30, 2007, Government Operations' backlog with the U. S. Government was $1.4 billion, which was substantially fully funded. Only $20.4 million had not been funded as of September 30, 2007.

At September 30, 2007, Power Generation Systems’ backlog with the U. S. Government was $41.7 million, which was fully funded.

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

B&W is continuing to fulfill its contracts to supply the three units not covered by the termination and settlement agreement.  As a result of agreements reached with customers, the value of these three units are now included in our backlog at September 30, 2007.  Two of these units were acquired by a customer other than TXU.

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

JRM’s obligations under the JRM Credit Facility are unconditionally guaranteed by substantially all of JRM’s wholly owned subsidiaries and secured by liens on substantially all the assets of JRM and these subsidiaries (other than cash, cash equivalents, equipment and certain foreign assets), including their major marine vessels. JRM is permitted to prepay amounts outstanding under the JRM Credit Facility at any time without penalty.  Other than customary mandatory prepayments on certain contingent events, the JRM Credit Facility requires only interest payments on a quarterly basis until maturity.  Loans outstanding under the JRM Credit Facility bear interest at either the Eurodollar rate plus a margin ranging from 1.00% to 1.75% per year or the base rate plus a margin ranging from 0.00% to 0.75% per year.  If JRM had borrowed under this facility, the applicable interest rate at September 30, 2007 would have been 6.62% per year.  The applicable margin for revolving loans varies depending on credit ratings of the JRM Credit Facility.  JRM is charged a commitment fee on the unused portions of the JRM Credit Facility, and that fee varies between 0.25% and 0.375% per year depending on credit ratings of the JRM Credit Facility.  Additionally, JRM is charged a letter of credit fee of between 1.00% and 1.75% per year with respect to the amount of each letter of credit issued under the JRM Credit Facility depending on credit ratings of the JRM Credit Facility.  An additional 0.125% annual fee is charged on the amount of each letter of credit issued under the JRM Credit Facility.

The JRM Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.  JRM was in compliance with these covenants at September 30, 2007.

At September 30, 2007, JRM had no borrowings outstanding, and letters of credit issued on the JRM Credit Facility totaled $300.1 million. In addition, JRM had $150.8 million in outstanding unsecured letters of credit under separate arrangements with financial institutions at September 30, 2007.

On December 22, 2005, JRM, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc., entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions. The outstanding amount under this facility is included in the $150.8 million outstanding referenced above.  This facility provides credit support for bank guarantees issued in favor of three projects awarded to JRM. The term of this facility is for the duration of these projects, and the average commission rate is less than 4.5% on an annualized basis.

At September 30, 2007, JRM had approximately $28 million in accounts and notes receivable due from its former joint venture in Mexico. This joint venture has experienced liquidity problems. Recognition of a gain of approximately $5.4 million on the sale of the DB17 in September 2004 is currently being deferred. JRM expects to collect all net accounts and notes receivable currently owed from this joint venture.

On July 27, 2007, JRM completed its acquisition of substantially all of the assets of Secunda International Limited, including 14 harsh-weather, multi-functional vessels, with capabilities which include subsea construction, pipelay, cable lay and dive support, as well as its shore-based-operations, for approximately $263 million in cash and recognition of approximately $6 million of liabilities.  We recorded goodwill of approximately $20 million in connection with this acquisition, of which approximately $4 million will be deductible for tax purposes.  In addition to the goodwill, we recorded identifiable intangible assets of approximately $12 million related to contractual customer relationships, which have a weighted-average amortization period of 3.6 years.

Based on JRM’s liquidity position, we believe JRM has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

BWXT
On December 9, 2003, BWXT entered into a senior unsecured credit facility with a syndicate of lenders (the “BWXT Credit Facility”), which is currently scheduled to mature March 18, 2010.  On October 29, 2007, the

BWXT Credit Facility was amended to reduce the applicable margins for revolving loans and letters of credit.  This facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million.

The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements.  The financial covenants require BWXT to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio.  BWXT was in compliance with these covenants at September 30, 2007.  Loans outstanding under the BWXT Credit Facility bear interest at either the Eurodollar rate plus a margin ranging from 1.25% to 1.75% per year or the base rate plus a margin ranging from 0.25% and 0.75% per year.  The applicable margin for revolving loans varies depending on BWXT’s leverage ratio as of the last day of the preceding fiscal quarter.  If BWXT had borrowed under this facility, the applicable interest rate at September 30, 2007 would have been 8.25% per year.  BWXT is charged an annual commitment fee of 0.375%, which is payable quarterly.  Additionally, BWXT is charged a letter of credit fee of between 1.25% and 1.75% per year with respect to the amount of each letter of credit issued, depending on BWXT’s leverage ratio as of the last day of the preceding fiscal quarter.  An additional 0.125% per year fee is charged on the amount of each letter of credit issued.

At September 30, 2007, BWXT had no borrowings outstanding, and letters of credit outstanding under the facility totaled $48.0 million.

On May 1, 2007, BWXT completed its stock acquisition of Marine Mechanical Corporation for approximately $72 million in cash and recognition of liabilities in excess of the liabilities directly assumed from Marine Mechanical Corporation of approximately $16 million, primarily related to deferred income taxes.  We recorded goodwill of approximately $39 million in connection with this acquisition, none of which will be deductible for tax purposes.

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

Loans outstanding under the revolving credit subfacility bear interest at either the Eurodollar rate plus a margin ranging from 1.00% to 1.75% per year or the base rate plus a margin ranging from 0.00% to 0.75% per year.  If B&W had borrowed under this facility, the applicable interest rate at September 30, 2007 would have been 6.37% per year.  The applicable margin for revolving loans varies depending on credit ratings of the B&W Credit Facility.  B&W is charged a commitment fee on the unused portion of the B&W Credit Facility, and that fee varies between 0.25% and 0.375% per year depending on credit ratings of the B&W Credit Facility.  Additionally, B&W is charged a letter of credit fee of between 1.00% and 1.75% per year with respect to the amount of each letter of credit issued under the B&W Credit Facility.  An additional 0.125% per year fee is charged on the amount of each letter of credit issued under the B&W Credit Facility.

The B&W Credit Facility only requires interest payments on a quarterly basis until maturity.  B&W may prepay amounts outstanding under the B&W Credit Facility at any time without penalty.

The B&W Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio, and covenants that, among other things, restrict B&W’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. The B&W Credit Facility also contains customary events of default.  B&W was in compliance with these covenants at September 30, 2007.

As of September 30, 2007, B&W had no outstanding borrowings, and letters of credit issued on the B&W Credit Facility totaled $214.5 million.

Based on B&W’s liquidity position, we believe B&W has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

OTHER
One of B&W's Canadian subsidiaries has received notice of a possible warranty claim on one of its projects on a contract executed in 1998. This project included a limited-term performance bond totaling approximately $140 million, for which MII entered into an indemnity arrangement with the surety underwriters. At this time, we are continuing to analyze the facts and circumstances surrounding this issue. It is possible that B&W's subsidiary may incur warranty costs in excess of amounts provided for as of September 30, 2007. It is also possible that a claim could be initiated by the B&W subsidiary’s customer against the surety underwriter should certain events occur.  If such a claim were successful, the surety could seek to recover from B&W’s subsidiary the costs incurred in satisfying the customer claim. If the surety should seek recovery from B&W’s subsidiary, we believe that B&W’s subsidiary would have adequate liquidity to satisfy its obligations. However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

In July 2007, we and our rated subsidiaries received upgraded ratings from both major corporate credit rating services, Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”).  Included among these ratings actions, our corporate credit rating at S&P was raised to BB from B+, with a stable outlook, and our corporate family rating at Moody’s was raised to Ba3 from B1, also with a stable outlook.  As a result of recent improved operating performance, stronger liquidity and now higher credit ratings, we were able to amend the JRM Credit Facility and the B&W Credit Facility, as mentioned above, to reduce fees and expenses, in addition to other modifications.

We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses.  As we pursue these opportunities, we expect they would be funded by cash on hand, external financing or both.

At September 30, 2007, we had restricted cash and cash equivalents totaling $98.3 million, of which $0.8 million is required to meet reinsurance reserve requirements of our captive insurance companies and $97.5 million is held in restricted foreign accounts.

At September 30, 2007 and December 31, 2006, our balance in cash and cash equivalents on our consolidated balance sheets included approximately $29.7 million and $18.0 million, respectively, in adjustments for bank overdrafts, with a corresponding increase in accounts payable for these overdrafts.

Our working capital, excluding restricted cash and cash equivalents, increased approximately $196.5 million from a negative $414.5 million at December 31, 2006 to a negative $218.0 million at September 30, 2007, primarily attributable to the collection of approximately $274 million of income taxes receivable, which was classified as long-term at December 31, 2006, and an overall increase in net operating activities in the nine months ended September 30, 2007, as discussed below.  These increases were partially offset by the cash we used to fund the acquisition of substantially all the assets of Secunda International Limited and our acquisition of Marine Mechanical Corporation.

Our net cash provided by operations was approximately $959.3 million for the nine months ended September 30, 2007, compared to approximately $559.7 million for the nine months ended September 30, 2006. This increase was primarily attributable to higher net income, receipt of the TXU settlement during the nine months ended September 30, 2007 and receipt of $274 million of income tax refunds.

Our net cash provided by (used in) investing activities changed by approximately $808.5 million to net cash used in investing activities of $611.5 million for the nine months ended September 30, 2007, compared to net cash provided by investing activities of $197.0 million for the nine months ended September 30, 2006. This change was primarily attributable to the Marine Mechanical Corporation and Secunda International Limited acquisitions, increased capital expenditures and an increase in our net activity for available-for-sale securities for the nine months ended September 30, 2007.  Also contributing to the change was the cash acquired from our reconsolidation of B&W and its subsidiaries during the nine months ended September 30, 2006.

Our net cash used in financing activities increased by approximately $11.6 million to $219.2 million in the nine months ended September 30, 2007 from $207.6 million in the nine months ended September 30, 2006, primarily attributable to B&W’s retirement of its $250 million term loan in April 2007.

At September 30, 2007, we had investments with a fair value of $407.7 million.  Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.  As of September 30, 2007, we had pledged approximately $30.7 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission,  and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 6 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 5.  Other Information

Francis S. Kalman, who has served as Executive Vice President since April 1, 2007, has postponed his retirement and is currently anticipated to remain an officer of McDermott through mid-2008.

Item 6.  Exhibits

Exhibit 3.1* – McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

Exhibit 3.2*– McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.'s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

Exhibit 3.3*– Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

Exhibit 4.1* – Third Amendment to Credit Agreement, dated as of July 9, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

Exhibit 4.2* – Fourth Amendment to Credit Agreement, dated as of July 20, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007 (File No. 1-08430)).

Exhibit 4.3* – First Amendment to Credit Agreement, dated as of July 9, 2007, by and among The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

Exhibit 4.4* – Second Amendment to Credit Agreement, dated as of July 20, 2007, by and among The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007 (File No. 1-08430)).

Exhibit 4.5* – Fifth Amendment to Revolving Credit Agreement, dated as of October 29, 2007, by and among BWX Technologies, Inc., BWXT Services, Inc., BWXT Federal Services, Inc., the lenders referred to therein and Calyon New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 29, 2007 (File No. 1-08430)).

Exhibit 10.1 – Summary of Arrangement with Named Executive Officer.

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

McDERMOTT INTERNATIONAL, INC.

/s/ Michael S. Taff
By:Michael S. Taff
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

November 7, 2007

EXHIBIT INDEX

Exhibit                         Description

3.1*
McDermott International, Inc.'s Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

3.2*
McDermott International, Inc.’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.'s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

3.3*
Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference herein to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1*
Third Amendment to Credit Agreement, dated as of July 9, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

4.2*
Fourth Amendment to Credit Agreement, dated as of July 20, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007 (File No. 1-08430)).

4.3*
First Amendment to Credit Agreement, dated as of July 9, 2007, by and among The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

4.4*
Second Amendment to Credit Agreement, dated as of July 20, 2007, by and among The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007 (File No. 1-08430)).

4.5*
Fifth Amendment to Revolving Credit Agreement, dated as of October 29, 2007, by and among BWX Technologies, Inc., BWXT Services, Inc., BWXT Federal Services, Inc., the lenders referred to therein and Calyon New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 29, 2007 (File No. 1-08430)).

10.1	Summary of Arrangement with Named Executive Officer.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*Incorporated by reference to the filing indicated.