Form 10-K/A
period 2007-12-31
MCDERMOTT INTERNATIONAL INC
filed 2008-03-27
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	F O R M 1 0 – K/A

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [✓]    No  [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [   ]                                No  [✓]

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

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) solely to provide Schedule I – “Condensed Financial Information of Registrant” in Item 15 of Part IV thereof.  This amendment is being filed in accordance with General Instruction A(4) to Form 10-K, which permits financial statement schedules to be filed pursuant to an amendment to an annual report on Form 10-K not later than 30 days after the applicable due date of the Form 10-K.  This amendment also includes currently dated exhibits 23.1, 23.2, 31.1, 31.2, 32.1 and 32.2, as well as a new Exhibit 99 which is being filed to comply with certain securities regulations of the Republic of Panama (our jurisdiction of incorporation).  Except for the addition of the financial statements schedule and the new Exhibit 99, this amendment does not change or update the disclosures set forth in the 2007 Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the 2007 Form 10-K.

Schedule I – “Condensed Financial Information of Registrant” is required pursuant to Regulation S-X, Article 5, which requires condensed financial information of the registrant to be filed when the restricted net assets of consolidated subsidiaries exceeds 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.  See Note 1 to our condensed consolidated financial information included in this report for further discussion of the restricted net assets.

P A R T  I V

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Except with respect to Schedule I and Exhibits 23.1, 23.2, 31.1, 31.2, 32.1, 32.2 and 99, the following documents were either incorporated by reference or included in the previously filed 2007 Form 10-K on February 27, 2008:

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
Schedule I is filed with this amendment. All other schedules have been omitted because they are not required or the information is included in the previously filed 2007 Form 10-K on February 27, 2008.

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

*Management contract or compensatory plan or arrangement.

McDERMOTT INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

		Page

	Reports of Independent Registered Public Accounting Firms	9

	Financial Statement Schedule Covered by Reports of Independent Registered Public Accounting Firm:

I	Condensed Financial Information of Registrant	11

All schedules other than the above have been omitted because they are not required or the information is included in the previously filed Form 10-K on February 27, 2008.

	Signature of Registrant	18

	Consent of Independent Registered Public Accounting Firm

	Consent of Independent Registered Public Accounting Firm

	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

	Section 1350 certification of Chief Executive Officer

	Section 1350 certification of Chief Financial Officer

	Supplementary Financial Information on Panamanian Securities Regulations

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.:

We have audited the consolidated financial statements of McDermott International, Inc. and subsidiaries (the “Company”), and the retrospective adjustments to the 2005 consolidated financial statements as of December 31, 2007 and 2006, and for each of the two years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 27, 2008; such report has previously been filed as part of the Company’s annual Report on Form 10-K for the year ended December 31, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the emergence of a wholly owned subsidiary of McDermott International, Inc. from Chapter 11 of the U.S. Bankruptcy Code and the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007, Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, as of January 1, 2006 and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006).  Our audits also included the financial statement schedules of the Company listed in the accompanying index of this Form 10-K/A as Condensed Financial Information of Registrant.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The financial statement schedule of the Company listed in the accompanying index of this Form 10-K/A as Condensed Financial Information of Registrant as of December 31, 2005, and for the year ended December 31, 2005, before the effects of the retrospective adjustments for the discontinued operations in 2006, the change in accounting in 2007 for drydocking costs, and the two-for-one and three-for-two common stock splits in 2007 and 2006, respectively, was audited by other auditors whose report, dated February 28, 2006, expressed an unqualified opinion on the schedule. We have audited the retrospective adjustments to the 2005 consolidated financial statements of the Company for the discontinued operations in 2006, the change in accounting in 2007 for drydocking costs, and the two-for-one and three-for-two stock splits in 2007 and 2006, respectively, and have issued our report thereon dated February 27, 2008. In our opinion, the retrospective adjustments to the accompanying 2005 financial statement schedule, when considered in relation to the retrospective adjustments to the basic 2005 consolidated financial statements, have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2005 financial statement schedule of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 financial statement schedule taken as a whole.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of McDermott International, Inc.

Our audits of the consolidated financial statements for the year ended December 31, 2005, before the effects of the adjustments to retrospectively reflect the change in accounting for drydock costs described in Note 1 to the consolidated financial statements, the adjustments to retrospectively reflect the discontinued operations described in Note 3 to the consolidated financial statements and the adjustments to retrospectively reflect the three-for-two and two-for-one stock splits described in Note 9 to the consolidated financial statements, referred to in our report dated February 28, 2006 appearing in the 2007 Annual Report on Form 10-K  of McDermott International, Inc. also included an audit of the "Condensed Financial Information of Registrant" financial statement schedule information for the year ended December 31, 2005, before the adjustments to retrospectively reflect the drydock costs described in Note 1 to the schedule, the adjustments to retrospectively reflect the discontinued operations described in Note 4 to the schedule and the adjustments to retrospectively reflect the three-for-two and two-for-one stock splits described in Note 5 to the schedule. The 2005 "Condensed Financial Information of Registrant" financial statement schedule information before the effects of the adjustments to retrospectively reflect the drydock costs, discontinued operations and the three-for-two and two-for-one stock splits referred to above is not presented herein. In our opinion, the 2005 "Condensed Financial Information of Registrant" financial statement schedule information, before the effects of the adjustments to retrospectively reflect the change in accounting for drydock costs described in Note 1, the adjustments to retrospectively reflect the discontinued operations described in Note 4 and the adjustments to retrospectively reflect the three-for-two and two-for-one stock splits described in Note 5, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements referred to above.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in accounting for drydock costs described in Note 1, the adjustments to retrospectively reflect the discontinued operations described in Note 4 and the adjustments to retrospectively reflect the three-for-two and two-for-one stock splits described in Note 5 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by other auditors.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 28, 2006

Schedule I
McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$51	$1,293
Restricted cash and cash equivalents	1,545	1,006
Accounts receivable – other	145	213
Accounts receivable from subsidiaries	179,159	42,198
Other current assets	221	372

Total Current Assets	181,121	45,082

Investments in Subsidiaries and Other Investees, at Equity	1,049,187	574,020

Notes Receivable from Subsidiaries	50	50

Property, Plant and Equipment, at Cost:
Buildings	5	5
Machinery and equipment	61	61
	66	66
Less accumulated depreciation	64	64

Net Property, Plant and Equipment	2	2

Investments in Debt Securities	31,066	33,201

Other Assets	28	41

TOTAL	$1,261,454	$652,396

See accompanying notes to condensed financial information.

Schedule I (continued)

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$76	$361
Accrued liabilities – other	1,437	1,063
Income taxes payable	1,600	4,300

Total Current Liabilities	3,113	5,724

Notes Payable to Subsidiaries	7,000	11,824

Accounts Payable to Subsidiaries	82,196	69,905

Negative Investments in Subsidiaries, at Equity, net of Subordinated Note to Subsidiary	-	112,648

Other Liabilities	2,140	9,194

Commitments and Contingencies

Stockholders’ Equity:
Common stock	231,723	227,795
Capital in excess of par value	1,145,829	1,100,384
Accumulated earnings (deficit)	135,289	(458,886)
Treasury stock	(63,903)	(60,581)
Accumulated other comprehensive loss	(281,933)	(365,611)

Total Stockholders’ Equity	1,167,005	443,101

TOTAL	$1,261,454	$652,396

See accompanying notes to condensed financial information.

Schedule I (continued)

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Costs and Expenses:
Cost of operations	$17	$(1,517)	$(8,818)
Gains on settlement of pension plan	-	-	(1,390)
Selling, general and administrative expenses	22,248	14,520	18,476
	22,265	13,003	8,268

Equity in Income of Subsidiaries and Other Investees	633,296	345,081	213,962

Operating Income	611,031	332,078	205,694

Other Income (Expense):
Interest income	1,248	1,752	1,332
Interest expense	(5,216)	(4,905)	(3,608)
Loss on Babcock & Wilcox Power Generation Group, Inc. bankruptcy settlement	-	-	(430)
Other expense – net	1,006	4,586	1,000
	(2,962)	1,433	(1,706)

Income before Provision for (Benefit from) Income Taxes	608,069	333,511	203,988

Provision for (Benefit from) Income Taxes	241	2,996	(1,699)

Net Income	$607,828	$330,515	$205,687

See accompanying notes to condensed financial information.

Schedule I (continued)

MCDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net Income	$607,828	$330,515	$205,687

Other Comprehensive Income (Loss):
Equity in other comprehensive income (loss) of subsidiaries and other investees	83,053	167,776	(93,454)
Unrecognized gains on benefit obligations:
Amortization of gains included in net income	(9)	-	-
Minimum pension liability adjustments	-	35	13
Unrealized gains on investments:
Unrealized gains arising during the period	635	636	115
Reclassification adjustment for net gains included in net income	(1)	-	-

Other Comprehensive Income (Loss)	83,678	168,447	(93,326)

Comprehensive Income	$691,506	$498,962	$112,361

See accompanying notes to condensed financial information.

Schedule I (continued)

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$607,828	$330,515	$205,687
Non-cash items included in net income:
Depreciation and amortization	1	742	1,047
Equity in income of subsidiaries and other investees, net of dividends	(633,296)	(222,427)	(213,712)
Provision for deferred income taxes	(240)	-	-
Loss on Babcock & Wilcox Power Generation Group, Inc. bankruptcy settlement	-	-	430
Other, net	28,598	18,035	3,985
Changes in assets and liabilities:
Accounts and notes receivable	(136,893)	8,736	32,101
Accounts payable	12,006	(130,187)	(63,848)
Notes payable to subsidiaries	(4,824)	(49,937)	(1,650)
Income taxes	(2,460)	2,940	(1,699)
Other, net	(6,517)	6,913	(403)
NET CASH USED IN OPERATING ACTIVITIES	(135,797)	(34,670)	(38,062)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(539)	(1,006)	-
Net (increase) decrease in available-for-sale securities	4,113	6,496	(1,908)
Investments in equity investees	(1)	(355,016)	-
Return of capital from equity investees	115,759	249,998	-
Increase (decrease) in loans to subsidiaries	-	119,234	(28,000)
Other, net	-	(3,440)	(857)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	119,332	16,266	(30,765)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15,219	19,647	60,951
Other, net	4	(50)	2,869
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,223	19,597	63,820
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,242)	1,193	(5,007)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,293	100	5,107
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51	$1,293	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including intercompany interest (net of amount capitalized)	$5,216	$4,905	$3,666
Income taxes (net of refunds)	$-	$56	$-

See accompanying notes to condensed financial information.

Schedule I (continued)

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION
DECEMBER 31, 2007

NOTE 1 - BASIS OF PRESENTATION
The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and cash flows of McDermott International, Inc. (Parent Company Only). Investments in subsidiaries and other investees are stated under the equity basis of accounting, which is at cost plus equity in undistributed earnings from date of acquisition. These Parent Company Only financial statements should be read in conjunction with McDermott International, Inc.'s consolidated financial statements filed in the Annual Report on Form 10-K.

Effective January 1, 2007 and pursuant to Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” our consolidated subsidiaries changed their accounting policy from the accrue-in-advance method to the deferral method.  Under the deferral method, drydocking costs are recognized as a prepaid asset when incurred, and the costs are amortized over the period of time between drydockings, generally three to five years.  This Staff Position requires that all periods presented in our consolidated financial statements reflect the period-specific adjustments of applying the new accounting principle.  As a result of applying this change, we have restated our consolidated balance sheet at January 1, 2006 to reflect an increase of approximately $66.5 million to both investments in subsidiaries and other investees, at equity and stockholders’ equity.  Additionally, we have restated our consolidated statements of income for the years ended December 31, 2006 and 2005 to reflect an increase (decrease) in our equity in income of subsidiaries and other investees of approximately $(11.8) million and $7.7 million, respectively.

Certain of our subsidiaries are restricted in their ability to transfer funds to McDermott International, Inc. (“MII”).  Such restrictions principally arise from debt covenants, insurance regulations, national currency controls and the existence of minority shareholders.  We refer to the proportionate share of net assets, after intercompany eliminations, that may not be transferred to MII as a result of these restrictions as “restricted net assets.”  At December 31, 2007, the restricted net assets of our consolidated subsidiaries were approximately $596 million.

NOTE 2 - CONTINGENCIES
As of December 31, 2007, MII had outstanding performance guarantees for two contracts executed by one of Babcock & Wilcox Power Generation Group, Inc.’s (B&W PGG”) Canadian subsidiaries.  The total contract value of these projects was approximately $300 million, and the warranty periods extend to the years 2023 and 2024.  These projects have also been completed and are in the warranty periods.

Additionally, as of December 31, 2007, MII had an outstanding performance guarantee for a contract executed by B&W PGG with TXU Corp.  The total contract value of this project is approximately $277 million, and the warranty period is expected to expire during or before 2014.

Also, as of December 31, 2007, MII had an outstanding performance guarantee for an operating and management contract executed by one of B&W PGG’s subsidiaries.  The original contract was entered into in 1989 and will expire in September 2009.  B&W PGG is also a guarantor on this contract.  The estimated revenues subject to the guarantee are approximately $30 million per year.  In June 2007, the contract was extended for two consecutive ten year periods, with some opt out provisions, and the full renewal of the contract will occur in 2009.

MII has agreed to indemnify certain surety companies for obligations of various subsidiaries of MII under surety bonds issued to meet various contracting and statutory requirements.  As of December 31, 2007, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $8.0 million.

One of B&W PGG's Canadian subsidiaries has received notice of a possible warranty claim on one of its projects on a contract executed in 1998. This situation relates to technical issues concerning components associated with nuclear steam generators.  Data collection and analysis, which can only be performed at specific time periods when the power plant is scheduled to be off-line for maintenance, is continuing.  The next outage of this facility is scheduled for the spring of 2008 when additional testing will be performed.  These tests require detailed engineering study and comprehensive analysis.  This project included a limited-term performance bond totaling approximately $140 million for which MII entered into an indemnity arrangement with the surety underwriters. At this time, B&W PGG's subsidiary continues to analyze the facts and circumstances surrounding this issue. It is possible that B&W PGG's subsidiary may incur warranty costs in excess of amounts provided for as of December 31, 2007. It is also possible that a claim could be initiated by the B&W PGG subsidiary’s customer against the surety underwriter should certain events occur.  If such a claim were successful, the surety could seek to recover from B&W PGG’s subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from B&W PGG’s subsidiary, we believe that B&W PGG’s subsidiary would have adequate liquidity to satisfy its obligations. However, if claims are made by the surety against B&W PGG’s subsidiary, and B&W PGG’s subsidiary is unable to satisfy its obligations, MII could ultimately have to satisfy any claims. This surety bond is not included in our disclosures above as the project is deemed complete and in the warranty phase. In addition, The Babcock & Wilcox Company has provided a parent company guarantee to the customer of the B&W PGG subsidiary for contract performance associated with this project.

NOTE 3 - DIVIDENDS RECEIVED
MII received dividends from its consolidated subsidiaries of $122.7 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively.  No such dividends were received during the year ended December 31, 2007.

NOTE 4 – DISCONTINUED OPERATIONS
In April 2006, J. Ray McDermott, S.A., a wholly owned subsidiary of MII, completed the sale of its Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V. (“TNG”).  Income (loss) from discontinued operations related to TNG of $12.9 million and $0.1 million was included in equity in income of subsidiaries and other investees for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 – COMMON STOCK SPLIT
On August 7, 2007, the Board of Directors declared a two-for-one stock split effected in the form of a stock dividend.  The dividend was paid on September 10, 2007 to stockholders of record as of the close of business on August 20, 2007.  On May 3, 2006, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend.  The dividend was paid on May 31, 2006 to stockholders of record as of the close of business on May 17, 2006.  All balance sheets presented have been restated to reflect the effects of these stock splits.

SIGNATURE OF THE REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         McDERMOTT INTERNATIONAL, INC.

                                                                               /s/Michael S. Taff

                                       By:      Michael S. Taff
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and Duly Authorized Representative)

                                                                               /s/Dennis S. Baldwin

                                       By:      Dennis S. Baldwin
                                           Vice President and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer and Duly Authorized Representative)

March 26, 2008

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

99	Supplementary Financial Information on Panamanian Securities Regulations