Form 10-Q
period 2008-03-31
MCDERMOTT INTERNATIONAL INC
filed 2008-05-12
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)	F O R M 1 0–Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [✓]                                                                                            Accelerated filer [   ]
Non-accelerated filer   [   ] (Do not check if a smaller reporting company)           Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [✓]

The number of shares of the registrant's common stock outstanding at April 30, 2008 was 226,465,342.

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

I N D E X  -  F O R M   1 0 - Q

PAGE

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 – Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	23

Item 5 – Other Information	23

Item 6 – Exhibits	23

SIGNATURES	25
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$800,600	$1,001,394
Restricted cash and cash equivalents (Note 1)	79,347	64,786
Investments	348,186	300,092
Accounts receivable – trade, net	817,577	770,024
Accounts and notes receivable – unconsolidated affiliates	3,328	2,303
Accounts receivable – other	100,078	71,162
Contracts in progress	212,917	194,292
Inventories (Note 1)	108,098	95,208
Deferred income taxes	143,123	160,783
Other current assets	109,079	97,456

Total Current Assets	2,722,333	2,757,500

Property, Plant and Equipment	2,031,973	2,004,138
Less accumulated depreciation	1,101,097	1,090,400

Net Property, Plant and Equipment	930,876	913,738

Investments	200,807	162,069

Goodwill	165,212	158,533

Deferred Income Taxes	132,014	134,292

Investments in Unconsolidated Affiliates	69,238	62,241

Other Assets	231,585	223,113

TOTAL	$4,452,065	$4,411,486

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$6,771	$6,599
Accounts payable	453,757	455,659
Accrued employee benefits	264,503	343,812
Accrued liabilities – other	223,375	175,557
Accrued contract cost	117,534	93,281
Advance billings on contracts	1,379,739	1,463,223
Accrued warranty expense	105,726	101,330
Income taxes payable	53,267	57,071

Total Current Liabilities	2,604,672	2,696,532

Long-Term Debt	6,368	10,609

Accumulated Postretirement Benefit Obligation	93,791	96,253

Self-Insurance	86,083	82,525

Pension Liability	166,503	188,748

Other Liabilities	171,672	169,814

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 232,566,598 and 231,722,659 at March 31, 2008 and December 31, 2007, respectively	232,567	231,723
Capital in excess of par value	1,167,370	1,145,829
Retained earnings	258,479	135,289
Treasury stock at cost, 5,823,698 and 5,852,248 at March 31, 2008 and December 31, 2007, respectively	(63,806)	(63,903)
Accumulated other comprehensive loss	(271,634)	(281,933)

Total Stockholders’ Equity	1,322,976	1,167,005

TOTAL	$4,452,065	$4,411,486

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues	$1,450,426	$1,363,430
Costs and Expenses:
Cost of operations	1,188,696	1,082,066
Gains on asset disposals and impairments – net	(11,443)	(1,635)
Selling, general and administrative expenses	126,731	97,762
Total Costs and Expenses	1,303,984	1,178,193

Equity in Income of Investees	10,670	7,241

Operating Income	157,112	192,478

Other Income (Expense):
Interest income	13,395	12,318
Interest expense	(2,940)	(9,589)
Other expense – net	(3,997)	(3,870)
Total Other Income (Expense)	6,458	(1,141)

Income before Provision for Income Taxes	163,570	191,337

Provision for Income Taxes	40,380	33,276

Net Income	$123,190	$158,061

Earnings per Share:
Basic	$0.55	$0.71
Diluted	$0.54	$0.69

Shares used in the computation of earnings per share (Note 6):
Basic	225,632,169	221,589,626
Diluted	230,112,858	228,438,412

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Net Income	$123,190	$158,061

Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	3,380	1,120
Unrealized gains on derivative financial instruments:
Unrealized gains on derivative financial instruments	4,548	2,141
Reclassification adjustment for (gains) losses included in net income	72	(1,169)
Amortization of benefit plan costs	6,539	7,651
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	(2,910)	211
Reclassification adjustment for net (gains) losses included in net income	(1,330)	66

Other Comprehensive Income	10,299	10,020

Comprehensive Income	$133,489	$168,081

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$123,190	$158,061
Non-cash items included in net income:
Depreciation and amortization	31,311	16,538
Income of investees, less dividends	(3,057)	(319)
Gains on asset disposals and impairments – net	(11,443)	(1,635)
Provision for deferred taxes	16,063	28,880
Amortization of pension and postretirement costs	10,137	11,863
Excess tax benefits from FAS 123(R) stock-based compensation	(5,346)	(6,784)
Other, net	10,727	6,164
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(75,109)	(139,263)
Net contracts in progress and advance billings on contracts	(103,241)	125,833
Accounts payable	7,754	(15,937)
Income taxes	2,150	(26,807)
Accrued and other current liabilities	77,316	10,376
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(104,121)	(70,346)
Other, net	(29,258)	(22,040)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(52,927)	74,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(14,561)	(7,886)
Purchases of property, plant and equipment	(59,286)	(45,504)
Net (increase) decrease in available-for-sale securities	(88,633)	55,864
Proceeds from asset disposals	11,921	2,203
Other, net	(820)	167
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(151,379)	4,844
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(4,385)	(5,375)
Issuance of common stock	2,845	2,471
Payment of debt issuance costs	(164)	-
Excess tax benefits from FAS 123(R) stock-based compensation	5,346	6,784
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,642	3,880
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(130)	903
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(200,794)	84,211
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,001,394	600,843
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$800,600	$685,054
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$3,139	$11,594
Income taxes (net of refunds)	$30,058	$21,487

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented our condensed consolidated financial statements in U.S. Dollars in accordance with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the notes in our annual report on Form 10-K for the year ended December 31, 2007.

We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.  These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled entities consistent with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003).” We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.”  We have eliminated all significant intercompany transactions and accounts.  We have reclassified certain amounts previously reported to conform to the presentation at March 31, 2008 and for the three months ended March 31, 2008.  We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

We operate in three business segments: Offshore Oil and Gas Construction, Government Operations and Power Generation Systems.

During 2007, we renamed, and in some cases restructured, many of the principal operating companies within our Government Operations and Power Generation Systems segments.  One of the renamed companies, Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), was previously named The Babcock & Wilcox Company.  See the segment description below for the new names of the other principal operating companies.  In addition, we changed the name of the parent company of our Government Operations and Power Generation Systems subsidiaries to The Babcock & Wilcox Company.  As a result, The Babcock & Wilcox Company now refers to the parent company of our subsidiaries comprising substantially all of our Government Operations and Power Generation Systems segments.

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

•
Government Operations includes the business and operations of BWX Technologies, Inc., Babcock & Wilcox Nuclear Operations Group, Inc., Babcock & Wilcox Technical Services Group, Inc. and their respective subsidiaries. This segment supplies nuclear components and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy.

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

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$28,708	$25,328
Net Unrealized Gain (Loss) on Investments	(3,256)	984
Net Unrealized Gain on Derivative Financial Instruments	25,496	20,876
Unrecognized Losses on Benefit Obligations	(322,582)	(329,121)
Accumulated Other Comprehensive Loss	$(271,634)	$(281,933)

Inventories

Inventories are summarized below:

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$67,087	$65,857
Work in Progress	11,224	10,757
Finished Goods	29,787	18,594
Total Inventories	$108,098	$95,208

Restricted Cash and Cash Equivalents

At March 31, 2008, we had restricted cash and cash equivalents totaling $79.3 million, of which $1.5 million is required to meet reinsurance reserve requirements of our captive insurance companies and $77.8 million is held in restricted foreign accounts.

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On January 1, 2008, we adopted the provisions of SFAS No. 157 for our measurement of the fair value of financial instruments and recurring fair value measurements of nonfinancial assets and liabilities.  The adoption of these provisions did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued: (1) FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removes certain leasing transactions from the scope of SFAS No. 157; and (2) FSP FAS 157-2, Effective Date of FASB Statement

No. 157, which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  The majority of our investments have observable inputs and are included in the first and second level of the hierarchy.  We have one investment included in the third level of the hierarchy, as pricing of some of the underlying securities cannot be obtained through either direct quotes or through quotes from independent pricing vendors and are priced using estimates based upon similar securities with observable pricing data.

Our derivative financial instruments consist primarily of foreign currency forward contracts. Fair value is derived using valuation models, which take into account the contract terms, such as maturity, as well as other inputs (i.e., exchange rates, foreign currency forward curves, and creditworthiness of the counterparty). The data sources utilized in these valuation models that are significant to the fair value measurement are Level 2 in the fair value hierarchy.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS No. 161 will become effective for us January 1, 2009.

Other than as disclosed above, there have been no material changes to the recent pronouncements discussed in our annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:
	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)
Service cost	$9,783	$9,997	$83	$55
Interest cost	38,855	36,390	1,413	1,855
Expected return on plan assets	(45,833)	(42,638)	-	-
Amortization of prior service cost	769	822	19	16
Amortization of transition obligation	-	-	74	63
Recognized net actuarial loss	8,911	10,533	364	429
Net periodic benefit cost	$12,485	$15,104	$1,953	$2,418

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been  no material changes in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2007.

Investigations and Litigation

Apollo/Parks Township Claims — Hall Litigation

On June 7, 1994, Donald F. Hall, Mary Ann Hall and others filed suit against B&W PGG, Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc., and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania District Court”). The suit, which has been amended from time to time, presently involves approximately 500 separate claims for compensatory and punitive damages relating to the operation of two nuclear fuel processing facilities located in Apollo and Parks Township, Pennsylvania (the “Hall Litigation”), previously owned by Nuclear Materials and Equipment Company (“Numec”). The plaintiffs in the Hall Litigation allege, among other things, that they suffered death, personal injury, property damage and other damages as a result of alleged radioactive and non-radioactive emissions from these facilities.

At the time of ARCO’s sale of Numec (a subsidiary of ARCO) to B&W PGG, B&W PGG received an indemnity and hold harmless agreement from ARCO from claims or liabilities arising as a result of pre-closing Numec or ARCO actions.  We believe that this indemnity should protect B&W PGG from claims caused by or arising from the actions of Numec or ARCO prior to B&W PGG’s acquisition of Numec.

In December 2007, B&W PGG filed an action for breach of contract against ARCO in the Court of Common Pleas Allegheny County, Pennsylvania.  In addition to its claim for breach of contract, B&W PGG seeks a declaratory judgment that ARCO is obligated to indemnify B&W PGG under the indemnity agreement between the two parties against any losses that B&W PGG may incur arising out of the nuclear fuel processing facilities at issue in the Hall Litigation.  ARCO removed the declaratory judgment action to federal court and the case was assigned to the same judge handling the Hall Litigation.  B&W PGG filed a motion to remand to state court, which was denied, and the matter is presently under the jurisdiction of the federal court.

In February 2008, the plaintiffs and ARCO reached an agreement to settle ARCO’s exposure in the Hall Litigation and have asked the Pennsylvania District Court to approve the settlement.  On February 19, 2008, B&W PGG filed objections to the settlement with the Court.  The Court approved the settlement in March 2008.

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

For further information regarding the Hall Litigation, see Note 11 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2007.

Other Litigation and Settlements

In the matter of Iroquois Falls Power Corp. v. Jacobs Canada Inc., et al., the Court of Appeals for Ontario, in April 2008, upheld in part and reversed in part the summary judgment previously granted in favor of the defendants, and the matter will proceed in the Superior Court of Justice in Ontario.  Filed in 2005, Iroquois Falls Power Corp. seeks damages of approximately $14 million (Canadian) as a result of an alleged breach by one of our former subsidiaries in connection with the supply and installation of heat recovery steam generators.  McDermott, Inc., which provided a guarantee of certain obligations of that former subsidiary, and two bonding companies, with whom MII entered into an indemnity arrangement, are also named as defendants.  For further information regarding this litigation, see Note 11 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2007.

Other

One of our Canadian subsidiaries has received notice of a possible warranty claim on one of its projects on a contract executed in 1998. This situation relates to technical issues concerning components associated with nuclear steam generators. Data collection and analysis can only be performed at specific time periods when the power plant is scheduled to be off-line for maintenance. A scheduled outage of this facility occurred in April 2008.  We are presently collecting and analyzing data based on this most recent outage.  However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

For a detailed description of these and other pending proceedings, please refer to Note 11 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2007.

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

NOTE 4 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)

	Three Months Ended March 31, 2008
Stock Options	$521	$(160)	$361
Restricted Stock	340	(93)	247
Performance Shares	9,755	(3,143)	6,612
Performance and Deferred Stock Units	1,349	(444)	905
Total	$11,965	$(3,840)	$8,125

	Three Months Ended March 31, 2007
Stock Options	$911	$(274)	$637
Restricted Stock	86	(21)	65
Performance Shares	2,997	(957)	2,040
Performance and Deferred Stock Units	649	(217)	432
Total	$4,643	$(1,469)	$3,174

NOTE 5 – SEGMENT REPORTING

An analysis of our operations by segment is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

REVENUES:
Offshore Oil and Gas Construction	$645,949	$550,269
Government Operations	190,594	161,399
Power Generation Systems	616,298	655,414
Adjustments and Eliminations(1)	(2,415)	(3,652)
	$1,450,426	$1,363,430

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Offshore Oil and Gas Construction Transfers	$2,243	$3,497
Government Operations Transfers	170	140
Power Generation Systems Transfers	2	15
	$2,415	$3,652

OPERATING INCOME:
Segment Operating Income:
Offshore Oil and Gas Construction	$51,883	$122,015
Government Operations	29,201	26,665
Power Generation Systems	63,936	41,866
	$145,020	$190,546

Gains on Asset Disposals and Impairments – Net:
Offshore Oil and Gas Construction	$1,796	$1
Government Operations	-	1,617
Power Generation Systems	9,647	17
	$11,443	$1,635

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(754)	$(813)
Government Operations	8,749	6,473
Power Generation Systems	2,675	1,581
	$10,670	$7,241

Segment Income:
Offshore Oil and Gas Construction	$52,925	$121,203
Government Operations	37,950	34,755
Power Generation Systems	76,258	43,464
	167,133	199,422
Corporate	(10,021)	(6,944)
Total Operating Income	$157,112	$192,478

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share, as adjusted for the stock split effected in the form of a stock dividend completed on September 10, 2007:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except share and per share amounts)

Basic:

Net income for basic computation	$123,190	$158,061

Weighted average common shares	225,632,169	221,589,626

Basic earnings per common share	$0.55	$0.71

Diluted:

Net income for diluted computation	$123,190	$158,061

Weighted average common shares (basic)	225,632,169	221,589,626
Effect of dilutive securities:
Stock options, restricted stock and performance shares	4,480,689	6,848,786
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	230,112,858	228,438,412

Diluted earnings per common share	$0.54	$0.69

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 and the audited consolidated financial statements and the notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2007.

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

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2007.  These factors are not necessarily all the important factors that could affect us.  Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements.  We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations.  We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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

As of March 31, 2008, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

Offshore Oil and Gas Construction Segment

The demand for our Offshore Oil and Gas Construction segment’s products and services depends primarily on the capital expenditures of the world’s major oil and gas producing companies and national oil companies of foreign governments for construction of development projects in the regions in which we operate. In recent years, the worldwide demand for energy, along with high prices for oil and gas, has led to strong levels of capital expenditures by the major oil and gas producing companies and national oil companies of foreign governments.

The decision-making process for major oil and gas producing companies and national oil companies of foreign governments in making capital expenditures on offshore construction services for a development project differs depending on whether the project involves new or existing development. In the case of new development projects, the demand for offshore construction services generally follows the exploratory drilling and, in some cases, initial development drilling activities. Based on the results of these activities and evaluations of field economics, customers determine whether to install new platforms and new infrastructure, such as subsea gathering lines and pipelines. For existing development projects, demand for offshore construction services is generated by decisions to, among other things, expand development in existing fields and expand existing infrastructure.

Government Operations Segment

The revenues of our Government Operations segment are largely a function of defense spending by the U.S. Government.  As a supplier of major nuclear components for certain U.S. Government programs, this segment is a significant participant in the defense industry.  With its unique capability of full life-cycle management of special nuclear materials, facilities and technologies, our Government Operations segment is well positioned to continue to participate in the continuing cleanup, operation and management of the nuclear sites and weapons complexes maintained by the U.S. Department of Energy.

Power Generation Systems Segment

Our Power Generation Systems segment’s overall activity depends mainly on the capital expenditures of electric power generating companies and other steam-using industries.  This segment’s products and services are capital intensive. As such, customer demand is heavily affected by the variations in each customer’s business cycles and by the overall economies of the countries in which it operates.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2007.  There have been no material changes to these policies during the three months ended March 31, 2008, except as disclosed in the notes to condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2008 VS. THREE MONTHS ENDED MARCH 31, 2007

McDermott International, Inc. (Consolidated)

Revenues increased approximately 6%, or $87.0 million, to $1,450.4 million for the three months ended March 31, 2008, compared to $1,363.4 million for the three months ended March 31, 2007. Our Offshore Oil and Gas Construction segment generated a 17% increase in its revenues in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily attributable to an increase in activity in its Middle East and Asia Pacific regions. Our Government Operations segment revenues increased approximately 18% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily attributable to higher volumes in the manufacture of components for the American Centrifuge Project under a contract that was awarded to us in 2007.  These increases were partially offset by a 6% decrease in revenues for our Power Generation Systems segment in the three months ended March 31, 2008, as compared to the three months ended March 31,

2007, primarily attributable to our utility steam and system fabrication business and our business involving the fabrication, repair and retrofit of existing facilities.

Segment operating income decreased $45.5 million from $190.5 million in the three months ended March 31, 2007 to $145.0 million in the three months ended March 31, 2008. The segment operating income of our Offshore Oil and Gas Construction segment decreased $70.1 million in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  This decrease was partially offset by increases of $22.1 million and $2.5 million in the segment operating income of our Power Generation Systems and Government Operations segments in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

For purpose of this discussion and the discussions to follow, segment operating income is before equity in income of investees and gains on asset disposals and impairments – net.

Offshore Oil and Gas Construction

Revenues increased 17%, or $95.6 million, to $645.9 million in the three months ended March 31, 2008 compared to $550.3 million in the three months ended March 31, 2007, primarily due to increased fabrication activities in our Middle East ($70.3 million) and Asia Pacific ($63.2 million) regions.  These increases were partially offset by decreased activities in our Caspian region ($83.4 million).

Segment operating income decreased $70.1 million from $122.0 million in the three months ended March 31, 2007 to $51.9 million in the three months ended March 31, 2008. This decrease was primarily attributable to an abnormally high number of unproductive work days for our major marine barges, as a result of poor weather conditions in most of our major areas of operation, and the decreased activities in our Caspian region referenced above.  In addition, we realized benefits from project close-outs, change orders and settlements totaling approximately $11 million for the three months ended March 31, 2008 compared to approximately $40 million for the three months ended March 31, 2007.  We also experienced an increase in general and administrative expenses totaling $16.1 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily attributable to the increased employee headcount necessary to support our contracts reflected in backlog.

Government Operations

Revenues increased approximately 18%, or $29.2 million, to $190.6 million in the three months ended March 31, 2008 compared to $161.4 million in the three months ended March 31, 2007, primarily attributable to higher volumes in the manufacture of components for the American Centrifuge Project under a contract that was awarded to us by USEC, Inc. in 2007 ($17.2 million) and higher volumes in the manufacture of nuclear components for certain U.S. Government programs, including additional volume attributable to our acquisition of Marine Mechanical Corporation in May 2007 ($14.5 million).

Segment operating income increased $2.5 million to $29.2 million in the three months ended March 31, 2008 compared to $26.7 million in the three months ended March 31, 2007, primarily attributable to the American Centrifuge Project referenced above and a decrease in our pension expense, primarily attributable to investment performance.  Additionally, we experienced higher volumes, partially offset by lower margins, in the manufacture of nuclear components for certain U.S. Government programs, including additional volume attributable to acquisition of Marine Mechanical Corporation.

Equity in income of investees increased $2.3 million to $8.7 million in the three months ended March 31, 2008, primarily due to increases in profitability of our joint ventures in Tennessee and Idaho.

Power Generation Systems

Revenues decreased approximately 6%, or $39.1 million, to $616.3 million in the three months ended March 31, 2008, compared to $655.4 million in the three months ended March 31, 2007, primarily attributable to decreases in revenues from our utility steam and system fabrication business ($49.5 million) and our business involving the fabrication, repair and retrofit of existing facilities ($15.1 million).  These decreases were partially offset by increased revenues from our nuclear service ($7.7 million), industrial boilers ($7.3 million), boiler auxiliary equipment ($4.3 million), replacement parts ($3.3 million) and replacement nuclear steam generator ($2.9 million) businesses.

Segment operating income increased $22.1 million to $63.9 million in the three months ended March 31, 2008 compared to $41.8 million in the three months ended March 31, 2007, primarily attributable to improved margins in our utility steam and system fabrication business and increased volumes in our replacement parts, nuclear service, and industrial boiler businesses. In addition, we experienced lower pension plan expense in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily attributable to investment performance.  These items were partially offset by lower margins in our industrial boiler and nuclear service businesses and lower volumes in our utility steam and system fabrication business and our business involving the fabrication, repair and retrofit of existing facilities.  We also experienced higher selling, general and administrative expenses and higher stock-based compensation expense in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Gains on asset disposals and impairments – net increased by $9.6 million in the three months ended March 31, 2008, primarily attributable to the sale of our facility in Dumbarton, Scotland.

Equity in income of investees increased $1.1 million to $2.7 million in the three months ended March 31, 2008 compared to $1.6 million in the three months ended March 31, 2007, primarily attributable to our joint venture in China.

Corporate

Unallocated corporate expenses increased approximately $3.1 million to $10.0 million for the three months ended March 31, 2008, as compared to $6.9 million for the three months ended March 31, 2007, primarily attributable to increased stock-based compensation expense, higher salary expenses resulting primarily from an increased number of employees and higher expenses associated with development of a global human resources management system.

Other Income Statement Items

Interest income increased $1.1 million to $13.4 million for the three months ended March 31, 2008, primarily due to an increase in average cash equivalents and investments.

Interest expense decreased $6.6 million to $2.9 million for the three months ended March 31, 2008, primarily due to interest during the three months ended March 31, 2007 on the B&W PGG term loan that was retired in April 2007.

Provision for Income Taxes

For the three months ended March 31, 2008, the provision for income taxes increased $7.1 million to $40.4 million, while income before provision for income taxes decreased $27.8 million to $163.6 million.  Our effective tax rate for the three months ended March 31, 2008 was approximately 24.7%, as compared to 17.4% for the three months ended March 31, 2007.  The increase in our effective tax rate was primarily attributable to a higher mix of U.S. versus non-U.S. income and an unfavorable mix within our non-U.S. operations, resulting in a larger proportion of the total book income being taxed at higher rates during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the three months ended March 31,
	2008	2007	2008	2007	2008	2007
	(In thousands)		(In thousands)

United States	$62,145	$42,891	$23,961	$18,009	38.56%	41.99%
Non-United States	101,425	148,446	16,419	15,267	16.19%	10.28%

Total	$163,570	$191,337	$40,380	$33,276	24.69%	17.39%

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

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers. Backlog may not be indicative of future results.

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In millions)
Offshore Oil and Gas Construction	$5,321	$4,753
Government Operations	1,677	1,791
Power Generation Systems	3,179	3,276

Total Backlog	$10,177	$9,820

Of the March 31, 2008 backlog, we expect to recognize revenues as follows:

	Q2 2008	Q3 2008	Q4 2008	2009	Thereafter
	(Unaudited)
	(In approximate millions)
Offshore Oil and Gas Construction	$1,020	$1,270	$870	$1,470	$690
Government Operations	170	160	160	500	690
Power Generation Systems	570	410	370	760	1,070

Total Backlog	$1,760	$1,840	$1,400	$2,730	$2,450

At March 31, 2008, Government Operations' backlog with the U. S. Government was $1.7 billion, which is substantially fully funded. Only $4.8 million had not been funded as of March 31, 2008.

At March 31, 2008, Power Generation Systems’ backlog with the U. S. Government was $32.7 million, which was fully funded.

Liquidity and Capital Resources

Offshore Oil and Gas Construction

On June 6, 2006, one of our subsidiaries, J. Ray McDermott, S.A., entered into a senior secured credit facility with a syndicate of lenders (the “JRMSA Credit Facility”).  During April 2008, the JRMSA Credit Facility was amended to increase the revolving credit facility by $300 million to $800 million.  The JRMSA Credit Facility now consists of an $800 million revolving credit facility (under which all of the credit capacity may be used for the issuance of letters of credit and revolver borrowings), which matures on June 6, 2011.  The proceeds of the JRMSA Credit Facility are available for working capital needs and other general corporate purposes of our Offshore Oil and Gas Construction segment.

The JRMSA Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.  At March 31, 2008, JRMSA was in compliance with all of the covenants set forth in the JRMSA Credit Facility.

At March 31, 2008, there were no borrowings outstanding and letters of credit issued under the JRMSA Credit Facility totaled $279.1 million. In addition, JRMSA and its subsidiaries had $179.3 million in outstanding unsecured letters of credit under separate arrangements with financial institutions at March 31, 2008.  At March 31, 2008, there was $220.9 million available for borrowings or to meet letter of credit requirements under the JRMSA Credit Facility.  As discussed above, an additional $300 million in capacity was added to the JRMSA Credit Facility during April 2008.  If there had been borrowings under this facility, the applicable interest rate at March 31, 2008 would have been 4.45% per year.

In December 2005, JRMSA, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc. (“JRM Middle East”), entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions to provide credit support for bank guarantees issued in connection with three major projects. On February 3, 2008, JRM Middle East entered into a new $88.8 million unsecured performance guarantee issuance facility to replace the $105.2 million facility, which it terminated on February 14, 2008.  The outstanding amount under this facility is included in the $179.3 million of outstanding letters of credit referenced above.  This new facility continues to provide credit support for bank guarantees for the duration of the three projects. On an annualized basis, the average commission rate of the new facility is less than 1.5%, compared to less than 4.5% for the former facility.  JRMSA is also a guarantor of the new facility.

Based on the liquidity position of our Offshore Oil and Gas Construction segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Government Operations

On December 9, 2003, one of our subsidiaries, BWX Technologies, Inc., entered into a senior unsecured credit facility with a syndicate of lenders (the “BWXT Credit Facility”), which is currently scheduled to mature March 18, 2010.  This facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The proceeds of the BWXT Credit Facility are available for working capital needs and other general corporate purposes of our Government Operations segment.

The BWXT Credit Facility requires BWXT to comply with various financial and nonfinancial covenants and reporting requirements.  The financial covenants require maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio within our Government Operations segment.
At March 31, 2008, BWXT was in compliance with all of the covenants set forth in the BWXT Credit Facility.

The BWXT Credit Facility only requires interest payments on a quarterly basis until maturity.  Amounts outstanding under the BWXT Credit Facility may be prepaid at any time without penalty.

At March 31, 2008, there were no borrowings outstanding and letters of credit issued under the BWXT Credit Facility totaled $48.0 million.  At March 31, 2008, there was $87.0 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at March 31, 2008 would have been 3.95% per year.

Based on the liquidity position of our Government Operations segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Power Generation Systems

On February 22, 2006, one of our subsidiaries, Babcock & Wilcox Power Generation Group, Inc., entered into a senior secured credit facility with a syndicate of lenders (the “B&W PGG Credit Facility”). This facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $400 million.  The proceeds of the B&W PGG Credit Facility are available for working capital needs and other similar corporate purposes of our Power Generation Systems segment.

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

The B&W PGG Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio within our Power Generation Systems segment and covenants that, among other things, restrict the ability of this segment to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. At March 31, 2008, B&W PGG was in compliance with all of the covenants set forth in the B&W PGG Credit Facility.

As of March 31, 2008, there were no outstanding borrowings and letters of credit issued under the B&W PGG Credit Facility totaled $212.5 million.  At March 31, 2008, there was $187.5 million available for borrowings or to meet letter of credit requirements under the B&W PGG Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at March 31, 2008 would have been 3.95% per year.

Based on the liquidity position of our Power Generation Systems segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

OTHER

One of our Canadian subsidiaries has received notice of a possible warranty claim on one of its projects on a contract executed in 1998. This situation relates to technical issues concerning components associated with nuclear steam generators. Data collection and analysis can only be performed at specific time periods when the power plant is scheduled to be off-line for maintenance. A scheduled outage of this facility occurred in April 2008.  We are presently collecting and analyzing data based on this most recent outage.  However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by approximately $99.4 million from $1,528.3 million at December 31, 2007 to $1,428.9 million at March 31, 2008, primarily attributable to cash used in operations and purchases of property, plant and equipment.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, increased by approximately $242.9 million from a negative $1,005.2 million at December 31, 2007 to a negative $762.3 million at March 31, 2008, primarily attributable to increased accounts receivable and advance billings on contracts, net of contracts in progress.

Our net cash used in operations was approximately $52.9 million for the three months ended March 31, 2008, compared to net cash provided by operations of approximately $74.6 million for the three months ended March 31, 2007. This decrease was primarily attributable to an increase in accounts receivable and net contracts in progress (net of advance billings on contracts) and a decrease in income tax liabilities and accrued employee benefits.

Our net cash used in investing activities changed by approximately $156.2 million from net cash provided by investing activities of approximately $4.8 million for the three months ended March 31, 2007 to net cash used in investing activities of approximately $151.4 million for the three months ended March 31, 2008. This decrease was primarily attributable to a net increase in available-for-sale securities during the three months ended March 31, 2008, as compared to a net decrease during the three months ended March 31, 2007.

At March 31, 2008, we had restricted cash and cash equivalents totaling $79.3 million, of which $1.5 million is required to meet reinsurance reserve requirements of our captive insurance companies and $77.8 million is held in restricted foreign accounts.

At March 31, 2008 and December 31, 2007, our balance in cash and cash equivalents on our consolidated balance sheets included approximately $21.2 million and $20.2 million, respectively, in adjustments for book overdrafts, with a corresponding increase in accounts payable for these overdrafts.

At March 31, 2008, we had investments with a fair value of $549.0 million.  Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.  As of March 31, 2008, we had pledged approximately $30.8 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission,  and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 3 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 5.  Other Information

From time to time, our directors, officers and employees may adopt trading plans pursuant to Exchange Act Rule 10b5-1(c).  Bruce Wilkinson adopted a 10b5-1 trading plan in March 2008.

Item 6.  Exhibits

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

Exhibit 4.1* - Fifth Amendment to Credit Agreement, dated as of April 7, 2008, by and between J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated April 7, 2008 (File No. 1-08430)).

Exhibit 10.1* - Separation Agreement dated as of February 8, 2008 by and between McDermott Incorporated and Francis S. Kalman (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated February 8, 2008 (File No. 1-08430)).

Exhibit 10.2* - Consultancy Agreement dated as of March 1, 2008 by and between the Governance Committee of the Board of Directors of McDermott International, Inc. and Francis S. Kalman (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated March 3, 2008 (File No. 1-08430)).

Exhibit 10.3* - McDermott International, Inc. Executive Compensation Incentive Plan 2008 target award opportunities and financial performance goals (incorporated by reference to Part II, Item 9B of McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

Exhibit 10.4* - Form of 2008 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

Exhibit 10.5* - Form of 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit 32.1 - Section 1350 certification of Chief Executive Officer.

Exhibit 32.2 - Section 1350 certification of Chief Financial Officer.

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

/s/ Dennis S. Baldwin

	By:	Dennis S. Baldwin
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

May 12, 2008

EXHIBIT INDEX

Exhibit Number	Description

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

4.1*
Fifth Amendment to Credit Agreement, dated as of April 7, 2008, by and between J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated April 7, 2008 (File No. 1-08430)).

10.1*
Separation Agreement dated as of February 8, 2008 by and between McDermott Incorporated and Francis S. Kalman (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated February 8, 2008 (File No. 1-08430)).

10.2*
Consultancy Agreement dated as of March 1, 2008 by and between the Governance Committee of the Board of Directors of McDermott International, Inc. and Francis S. Kalman (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated March 3, 2008 (File No. 1-08430)).

10.3*
McDermott International, Inc. Executive Compensation Incentive Plan 2008 target award opportunities and financial performance goals (incorporated by reference to Part II, Item 9B of McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.4*
Form of 2008 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.5*
Form of 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*Incorporated by reference to the filing indicated.