Form 10-Q
period 2008-06-30
MCDERMOTT INTERNATIONAL INC
filed 2008-08-11
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)	F O R M 1 0–Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the registrant's common stock outstanding at July 31, 2008 was 227,331,365.

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

I N D E X  -  F O R M   1 0 - Q

PAGE

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 – Controls and Procedures	26

PART II - OTHER INFORMATION

SIGNATURES	29
Rule 13A-14(A) / 15D-14(A) Certification of Chief Executive Officer
Rule 13A-14(A) / 15D-14(A) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1.              Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$678,641	$1,001,394
Restricted cash and cash equivalents (Note 1)	70,025	64,786
Investments	299,786	300,092
Accounts receivable – trade, net	786,518	770,024
Accounts and notes receivable – unconsolidated affiliates	2,929	2,303
Accounts receivable – other	142,052	116,744
Contracts in progress	309,796	194,292
Inventories (Note 1)	116,622	95,208
Deferred income taxes	121,370	160,783
Other current assets	66,728	51,874

Total Current Assets	2,594,467	2,757,500

Property, Plant and Equipment	2,102,607	2,004,138
Less accumulated depreciation	1,130,256	1,090,400

Net Property, Plant and Equipment	972,351	913,738

Investments	282,291	162,069

Goodwill	165,288	158,533

Deferred Income Taxes	99,089	134,292

Investments in Unconsolidated Affiliates	72,640	62,241

Other Assets	246,283	223,113

TOTAL	$4,432,409	$4,411,486

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$6,692	$6,599
Accounts payable	481,014	455,659
Accrued employee benefits	283,057	343,812
Accrued liabilities – other	191,868	175,557
Accrued contract cost	93,906	93,281
Advance billings on contracts	1,219,977	1,463,223
Accrued warranty expense	106,634	101,330
Income taxes payable	61,479	57,071

Total Current Liabilities	2,444,627	2,696,532

Long-Term Debt	6,296	10,609

Accumulated Postretirement Benefit Obligation	92,586	96,253

Self-Insurance	89,827	82,525

Pension Liability	131,001	188,748

Other Liabilities	155,974	169,814

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 233,421,084 and 231,722,659 shares at June 30, 2008 and December 31, 2007, respectively	233,421	231,723
Capital in excess of par value	1,175,701	1,145,829
Retained earnings	436,018	135,289
Treasury stock at cost, 5,842,014 and 5,852,248 shares at June 30, 2008 and December 31, 2007, respectively	(63,045)	(63,903)
Accumulated other comprehensive loss	(269,997)	(281,933)

Total Stockholders’ Equity	1,512,098	1,167,005

TOTAL	$4,432,409	$4,411,486

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues	$1,792,646	$1,418,146	$3,243,072	$2,781,576

Costs and Expenses:
Cost of operations	1,432,736	1,128,552	2,621,432	2,210,618
Gains on asset disposals – net	(17)	(115)	(11,460)	(1,750)
Selling, general and administrative expenses	138,055	115,225	264,786	212,987
Total Costs and Expenses	1,570,774	1,243,662	2,874,758	2,421,855

Equity in Income of Investees	9,252	7,308	19,922	14,549

Operating Income	231,124	181,792	388,236	374,270

Other Income (Expense):
Interest income	9,145	15,821	22,540	28,139
Interest expense	(959)	(5,366)	(3,899)	(14,955)
Other income (expense) – net	1,831	(975)	(2,166)	(4,845)
Total Other Income	10,017	9,480	16,475	8,339

Income before Provision for Income Taxes	241,141	191,272	404,711	382,609

Provision for Income Taxes	63,602	41,898	103,982	75,174

Net Income	$177,539	$149,374	$300,729	$307,435

Earnings per Share:
Basic	$0.78	$0.67	$1.33	$1.38
Diluted	$0.77	$0.66	$1.31	$1.35

Shares used in the computation of earnings per share (Note 6):
Basic	226,862,500	222,763,966	226,247,335	222,176,796
Diluted	230,408,760	227,903,468	230,260,810	228,170,940

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)

Net Income	$177,539	$149,374	$300,729	$307,435

Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	2,787	6,141	6,167	7,261
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(1,334)	2,833	3,214	4,974
Reclassification adjustment for gains included in net income	(3,822)	(1,362)	(3,750)	(2,531)
Amortization of benefit plan costs	6,490	7,507	13,029	15,158
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	(2,712)	186	(5,622)	397
Reclassification adjustment for net (gains) losses included in net income	228	24	(1,102)	90

Other Comprehensive Income	1,637	15,329	11,936	25,349

Comprehensive Income	$179,176	$164,703	$312,665	$332,784

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$300,729	$307,435
Non-cash items included in net income:
Depreciation and amortization	63,717	34,502
Income of investees, less dividends	(8,528)	(3,305)
Gains on asset disposals – net	(11,460)	(1,750)
Provision for deferred taxes	63,547	53,746
Amortization of pension and postretirement costs	20,266	23,783
Excess tax benefits from FAS 123(R) stock-based compensation	(3,388)	(20,319)
Other, net	21,193	12,133
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(35,782)	(48,039)
Income tax receivable	(2,661)	270,368
Net contracts in progress and advance billings on contracts	(360,000)	269,807
Accounts payable	26,321	18,945
Income taxes	3,002	(23,120)
Accrued and other current liabilities	22,743	37,592
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(122,638)	(68,988)
Other, net	(63,501)	(19,421)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(86,440)	843,369
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	(5,239)	19,842
Purchases of property, plant and equipment	(120,393)	(116,019)
Acquisition of Marine Mechanical Corporation, net of cash acquired	-	(70,950)
Net (increase) decrease in available-for-sale securities	(124,729)	5,551
Proceeds from asset disposals	12,013	2,531
Other, net	(2,048)	(954)
NET CASH USED IN INVESTING ACTIVITIES	(240,396)	(159,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(4,525)	(255,501)
Issuance of common stock	7,467	9,576
Payment of debt issuance costs	(1,564)	-
Excess tax benefits from FAS 123(R) stock-based compensation	3,388	20,319
Other, net	-	4
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,766	(225,602)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(683)	5,070
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(322,753)	462,838
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,001,394	600,843
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$678,641	$1,063,681

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$4,006	$17,790
Income taxes (net of refunds)	$43,981	$(237,470)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.  These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled entities consistent with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003).” We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.”  We have eliminated all significant intercompany transactions and accounts.  We have reclassified certain amounts previously reported to conform to the presentation at June 30, 2008 and for the three and six months ended June 30, 2008.  We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

We operate in three business segments: Offshore Oil and Gas Construction, Government Operations and Power Generation Systems, further described as follows:

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

•
Power Generation Systems includes the business and operations of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Nuclear Power Generation Group, Inc. and their respective subsidiaries.  This segment supplies fossil-fired steam generating systems, commercial nuclear steam generators, environmental equipment and components, and related services to customers around the world. It designs, engineers, manufactures and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$31,495	$25,328
Net Unrealized Gain (Loss) on Investments	(5,740)	984
Net Unrealized Gain on Derivative Financial Instruments	20,340	20,876
Unrecognized Losses on Benefit Obligations	(316,092)	(329,121)
Accumulated Other Comprehensive Loss	$(269,997)	$(281,933)

Inventories

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$80,763	$65,857
Work in Progress	11,763	10,757
Finished Goods	24,096	18,594
Total Inventories	$116,622	$95,208

Restricted Cash and Cash Equivalents

At June 30, 2008, we had restricted cash and cash equivalents totaling $70.0 million, of which $68.7 million is held in restricted foreign accounts and $1.3 million is required to meet reinsurance reserve requirements of our captive insurance companies.

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On January 1, 2008, we adopted the provisions of SFAS No. 157 for our measurement of the fair value of financial instruments and recurring fair value measurements of nonfinancial assets and liabilities.  The adoption of these provisions did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our consolidated financial statements.

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

NOTE 2 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)
	(In thousands)
Service cost	$9,757	$10,465	$19,540	$20,462	$82	$69	$165	$124
Interest cost	38,795	37,086	77,650	73,476	1,430	1,093	2,843	2,948
Expected return on plan assets	(45,787)	(43,420)	(91,620)	(86,058)	-	-	-	-
Amortization of prior service cost	768	830	1,537	1,652	19	17	38	33
Amortization of transition obligation	-	-	-	-	73	67	147	130
Recognized net actuarial loss	8,904	10,576	17,815	21,109	364	431	728	860
Net periodic benefit cost	$12,437	$15,537	$24,922	$30,641	$1,968	$1,677	$3,921	$4,095

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been  no material changes in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2007.

Investigations and Litigation

Apollo/Parks Township Claims — Hall Litigation

The matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”), pending in the United States District Court for the Western District of Pennsylvania, presently involves approximately 500 separate claims for compensatory damages against B&W PGG and Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc., alleging, among other things, death, personal injury, property damage and other damages as a result of alleged radioactive and non-radioactive emissions from two former nuclear fuel processing facilities located in Apollo and Parks Township, Pennsylvania.

The District Court previously ordered two separate general causation trials, one for claims based on alleged uranium exposure and one for claims based on alleged plutonium exposure.  In June 2008, the District Court entered an order setting the general causation trial on uranium exposure claims for January 12, 2009.  The trial on general causation as it relates to plutonium exposure claims has not yet been scheduled.  Also in June 2008, the plaintiffs filed an amended complaint to, among other things, remove Atlantic Richfield Company (“ARCO”) as a defendant in the Hall Litigation as a result of the prior settlement between the plaintiffs and ARCO.

For further information regarding the Hall Litigation, see Note 11 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2007 and Note 3 to the condensed consolidated financial statements included in Part I of our quarterly report on Form 10-Q for the quarter ended March 31, 2008.

Other

We were advised in 2006 by the IRS of proposed unfavorable tax adjustments related to the 2001 through 2003 tax years. We reviewed the IRS positions and disagree with certain proposed adjustments.  Accordingly, we filed a protest with the IRS regarding the resolution of these issues, and the process has proceeded through an appeals hearing with an IRS appellate conferee. We have accrued all amounts that we believe ultimately will be payable for these proposed adjustments.

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

NOTE 4 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three and six months ended June 30, 2008 and 2007 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)

	Three Months Ended June 30, 2008
Stock Options	$245	$(74)	$171
Restricted Stock	1,876	(293)	1,583
Performance Shares	8,590	(2,767)	5,823
Performance and Deferred Stock Units	1,748	(576)	1,172
Total	$12,459	$(3,710)	$8,749

	Three Months Ended June 30, 2007
Stock Options	$586	$(171)	$415
Restricted Stock	748	-	748
Performance Shares	4,052	(1,263)	2,789
Performance and Deferred Stock Units	2,610	(826)	1,784
Total	$7,996	$(2,260)	$5,736

	Six Months Ended June 30, 2008
Stock Options	$766	$(234)	$532
Restricted Stock	2,216	(386)	1,830
Performance Shares	18,345	(5,910)	12,435
Performance and Deferred Stock Units	3,097	(1,020)	2,077
Total	$24,424	$(7,550)	$16,874

	Six Months Ended June 30, 2007
Stock Options	$1,497	$(445)	$1,052
Restricted Stock	834	(21)	813
Performance Shares	7,049	(2,220)	4,829
Performance and Deferred Stock Units	3,259	(1,043)	2,216
Total	$12,639	$(3,729)	$8,910

NOTE 5 – SEGMENT REPORTING

An analysis of our operations by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)

REVENUES:
Offshore Oil and Gas Construction	$872,268	$579,977	$1,518,217	$1,130,246
Government Operations	225,764	167,726	416,358	329,125
Power Generation Systems	698,071	673,591	1,314,369	1,329,005
Adjustments and Eliminations(1)	(3,457)	(3,148)	(5,872)	(6,800)
	$1,792,646	$1,418,146	$3,243,072	$2,781,576

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Offshore Oil and Gas Construction Transfers	$3,150	$2,826	$5,393	$6,323
Government Operations Transfers	254	314	424	454
Power Generation Systems Transfers	53	8	55	23
	$3,457	$3,148	$5,872	$6,800

OPERATING INCOME:
Segment Operating Income:
Offshore Oil and Gas Construction	$98,959	$91,956	$150,842	$213,971
Government Operations	31,705	23,154	60,906	49,819
Power Generation Systems	106,564	73,560	170,500	115,426
	$237,228	$188,670	$382,248	$379,216

Gains (Losses) on Asset Disposals – Net:
Offshore Oil and Gas Construction	$46	$143	$1,842	$144
Government Operations	-	-	-	1,617
Power Generation Systems	(29)	(28)	9,618	(11)
	$17	$115	$11,460	$1,750

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(996)	$(1,043)	$(1,750)	$(1,856)
Government Operations	10,798	6,519	19,547	12,992
Power Generation Systems	(550)	1,832	2,125	3,413
	$9,252	$7,308	$19,922	$14,549

Segment Income:
Offshore Oil and Gas Construction	$98,009	$91,056	$150,934	$212,259
Government Operations	42,503	29,673	80,453	64,428
Power Generation Systems	105,985	75,364	182,243	118,828
	246,497	196,093	413,630	395,515
Corporate	(15,373)	(14,301)	(25,394)	(21,245)
Total Operating Income	$231,124	$181,792	$388,236	$374,270

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share, as adjusted for the stock split effected in the form of a stock dividend completed on September 10, 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except share and per share amounts)

Basic:

Net income for basic computation	$177,539	$149,374	$300,729	$307,435

Weighted average common shares	226,862,500	222,763,966	226,247,335	222,176,796

Basic earnings per common share	$0.78	$0.67	$1.33	$1.38

Diluted:

Net income for diluted computation	$177,539	$149,374	$300,729	$307,435

Weighted average common shares (basic)	226,862,500	222,763,966	226,247,335	222,176,796
Effect of dilutive securities:
Stock options, restricted stock and performance shares	3,546,260	5,139,502	4,013,475	5,994,144
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	230,408,760	227,903,468	230,260,810	228,170,940

Diluted earnings per common share	$0.77	$0.66	$1.31	$1.35

NOTE 7 – SUBSEQUENT EVENTS

Acquisition of the Intech Group of Companies
On July 15, 2008, B&W’s subsidiaries completed their acquisition of the Intech group of companies for approximately $21 million.  The Intech group of companies comprise Intech, Inc., Ivey-Cooper Services, L.L.C. and Intech International Inc.  Intech, Inc. provides nuclear inspection and maintenance services, primarily for the U.S. market.  Intech International Inc. provides non-destructive testing, field engineering and repair and specialized tooling services, primarily for the Canadian nuclear power generation industry.  Ivey-Cooper Services, L.L.C. provides non-destructive inspection services to fossil-fueled power plants, as well as chemical, pulp and paper, and heavy fabrication facilities.

Acquisition of Delta Power Services, LLC
On August 1, 2008, B&W's subsidiary completed its acquisition of Delta Power Services, LLC ("DPS") for approximately $13 million.  DPS is one of the largest operation and maintenance services provider for the U.S. power generation industry.  Headquartered in Houston, Texas, DPS has approximately 200 employees at nine gas, biomass or coal-fired power plants in Virginia, California, Texas, Florida, Michigan and Massachusetts.

Definitive Agreement to Acquire Nuclear Fuel Services, Inc.
On August 8, 2008, B&W's subsidiary entered into a definitive agreement to acquire Nuclear Fuel Services, Inc. ("NFS"), contingent upon obtaining regulatory approval and satisfying other closing conditions.  NFS is a provider of specialty nuclear fuels and related services and is a leader in the conversion of Cold War-era government stockpiles of highly enriched uranium into commercial nuclear reactor fuel.  NFS also operates a fuel production facility to support America's fleet of nuclear-powered submarines and aircraft carriers.  NFS owns and operates a nuclear fuel fabrication facility licensed by the U.S. Nuclear Regulatory Commission in Erwin, Tennessee and has approximately 700 employees.  The acquisition is expected to be completed by the end of 2008.

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

In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements.  These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.  We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	decisions about offshore developments to be made by oil and gas companies;
•	decisions on spending by the U.S. Government and electric power generating companies;
•	the highly competitive nature of most of our businesses;
•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;
•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	rapid technological changes;
•	the realization of deferred tax assets, including through a reorganization we completed in December 2006;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East and Asia Pacific and the former Soviet Union;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	our ability to obtain surety bonds and letters of credit;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our insurance captives; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2007.  These factors are not necessarily all the factors that could affect us.  Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements.  We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations.  We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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

As of June 30, 2008, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects. If we subsequently fail to meet these dates, we may be held responsible for cost impacts to our customers, resulting from these delays, generally in the form of contractually agreed-upon liquidated damages.  Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

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

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2007.  There have been no material changes to these policies during the six months ended June 30, 2008, except as disclosed in the notes to condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2008 VS. THREE MONTHS ENDED JUNE 30, 2007

McDermott International, Inc. (Consolidated)
Revenues increased approximately 26%, or $374.5 million, to $1,792.6 million in the three months ended June 30, 2008 compared to $1,418.1 million for the corresponding period of 2007. Our Offshore Oil and Gas Construction segment generated a $292.3 million, or 50%, increase in its revenues during the second quarter of 2008 compared to the second quarter of 2007.  This increase was primarily attributable to increased fabrication and marine activities in its Middle East and Asia Pacific regions, including increased procurement and subcontract revenue from our large engineering, procurement, construction and installation (“EPCI”) projects, and increased marine activities in the Gulf of Mexico. Additionally, in the second quarter of 2008, as compared to the second quarter of 2007, our Government Operations segment generated a $58.1 million, or 35%, increase in its revenues, and our Power Generation Systems segment generated a $24.5 million, or 4%, increase in its revenues.

Segment operating income increased $48.5 million to $237.2 million in the three months ended June 30, 2008 from $188.7 million for the corresponding period of 2007. The segment operating income of our Offshore Oil and Gas Construction, Government Operations and Power Generation Systems segments increased $7.0 million, $8.5 million and $33.0 million, respectively, in the second quarter of 2008, as compared to the second quarter of 2007.  The segment operating income of our Power Generation Systems segment in the three months ended June 30, 2007 included approximately $50 million of one-time benefits resulting from contract terminations and a variety of settlements.

For purpose of this discussion and the discussions that follow, segment operating income is before equity in income (loss) of investees and gains (losses) on asset disposals – net.

Offshore Oil and Gas Construction
Revenues increased 50%, or $292.3 million, to $872.3 million in the three months ended June 30, 2008 compared to $580.0 million for the corresponding period of 2007, primarily attributable to increased activities in our Asia Pacific ($135.4 million) and Middle East ($110.3 million) regions, including increased procurement and subcontract revenue resulting from large EPCI projects, and increased marine activities in the Gulf of Mexico ($28.2 million).  In addition, we experienced increased revenues related to the vessels we acquired in July 2007 from Secunda International Limited ($20.1 million) and revenues from activity at our new fabrication yard in Altamira, Mexico ($15.3 million), which commenced operations during April 2008.  These increases were partially offset by decreased activities in our Caspian region ($14.0 million).

Segment operating income increased $7.0 million to $99.0 million in the three months ended June 30, 2008 from $92.0 million for the corresponding period of 2007, primarily attributable to increased activities in our Middle East and Asia Pacific regions and in the Gulf of Mexico.  In the second quarter of 2008, our profit margins declined, as compared to the second quarter of 2007, as the 7.6% increase in our 2008 segment operating income was less than our 50% increase in our 2008 revenues.  Several factors contributed to our lower profit margins in the second quarter of 2008, including a higher percentage of volume being derived from large EPCI projects that yielded lower contract margins due to increased procurement and third-party subcontracting activities.  In addition, we experienced a higher number of unproductive work days for our marine vessels, primarily in our Middle East and Asia Pacific regions, and increased costs for fuel and labor in all areas.  We also experienced lower results in our Caspian region, an $8 million reduction in project close-outs, change orders and settlements and an $8.8 million increase in selling, general and administrative expenses, primarily attributable to the increased employee headcount necessary to support our operations and higher stock-based compensation expense.

Government Operations
Revenues increased approximately 35%, or $58.1 million, to $225.8 million in the three months ended June 30, 2008 compared to $167.7 million for the corresponding period of 2007, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs ($38.1 million), including increased contract procurement activities and a full quarter of revenues from Marine Mechanical Corporation, which we acquired in May 2007.  Additionally, we experienced higher volumes in the manufacture of components for the American Centrifuge Project under a contract that was awarded to us during 2007 ($20.7 million).

Segment operating income increased $8.5 million to $31.7 million in the three months ended June 30, 2008 compared to $23.2 million for the corresponding period of 2007, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs, including increased contract procurement activities and a full quarter of results from Marine Mechanical Corporation.  Additionally, we experienced higher volumes related to the American Centrifuge Project and a decrease in our pension expense.  These improvements were partially offset by the completion of a subcontract at a DOE site cleanup in Ohio in 2007 and higher selling, general and administrative expenses, primarily due to increased proposal costs.

Equity in income of investees increased $4.3 million to $10.8 million in the three months ended June 30, 2008 compared to the corresponding period of 2007, primarily due to increased profitability from our joint ventures in Idaho, Tennessee and Louisiana.

Power Generation Systems
Revenues increased approximately 4%, or $24.5 million, to $698.1 million in the three months ended June 30, 2008 compared to $673.6 million for the corresponding period of 2007, primarily attributable to increases in revenues from our fabrication, repair and retrofit of existing facilities ($61.8 million), nuclear service business ($19.2 million), replacement parts ($7.9 million), replacement nuclear steam generator business ($6.7 million), boiler auxiliary equipment ($3.4 million) and industrial boilers ($3.1 million).  These increases were partially offset by decreased revenues from our utility steam and system fabrication business ($82.5 million), primarily due to approximately $120 million in revenues recognized for the five terminated TXU units in the second quarter of 2007.

Segment operating income increased $33.0 million to $106.6 million in the three months ended June 30, 2008 compared to $73.6 million for the corresponding period of 2007, primarily attributable to improvements in our utility steam and system fabrication business.  Major components of this increase were improvements associated with our contracts for the supply and construction of coal-fired boilers and environmental equipment in the second quarter of 2008.  In the three months ended June 30, 2007, our utility steam and system fabrication business recognized approximately $50 million of one-time benefits resulting from contract terminations and settlements.  In addition to the improvements in our utility steam and system fabrication business in the second quarter of 2008, we experienced improvements in our nuclear service business and improvements in our fabrication, repair and retrofit of existing facilities, replacement parts and replacement nuclear steam generator businesses, as well as operational efficiencies related to combining the fossil and nuclear operating groups under a common management team.  We also experienced lower pension plan expenses in the second quarter of 2008.  These improvements were partially offset by lower margins in our boiler auxiliary equipment business and higher selling, general and administrative expenses, including higher stock-based compensation expense.

Equity in income (loss) of investees decreased $2.4 million to a loss of $0.6 million in the three months ended June 30, 2008 from income of $1.8 million for the corresponding period of 2007, primarily attributable to material cost increases at our joint venture in China.

Corporate
Unallocated Corporate expenses increased approximately $1.1 million to $15.4 million in the three months ended June 30, 2008, as compared to $14.3 million for the corresponding period of 2007, primarily attributable to increased stock-based compensation expense and higher expenses associated with our development of a global human resources management system.

Other Income Statement Items
Interest income decreased $6.7 million to $9.1 million in the three months ended June 30, 2008, primarily due to lower average interest rates on our investments.

Interest expense decreased $4.4 million to $1.0 million in the three months ended June 30, 2008, primarily due to lower amortization of debt issuance costs on our credit facilities.

Other income (expense) – net improved by $2.8 million to income of $1.8 million in the three months ended June 30, 2008 from expense of $1.0 million for the corresponding period of 2007, primarily due to higher currency exchange gains in the second quarter of 2008.

Provision for Income Taxes
We are subject to U.S. federal income tax at a rate of 35% on our U.S. operations, plus the applicable state income taxes on our profitable U.S. subsidiaries.  Our non-U.S. earnings are subject to tax at various tax rates and different tax regimes, such as a deemed profits tax regime.  These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

In the three months ended June 30, 2008, the provision for income taxes increased $21.7 million to $63.6 million, and income before provision for income taxes increased $49.9 million to $241.1 million.  Our effective tax rate for the second quarter of 2008 was approximately 26.4%, as compared to 21.9% for the second quarter of 2007.  The increase in our effective tax rate was primarily attributable to a higher mix of U.S. versus non-U.S. income and an unfavorable mix within our non-U.S. operations, resulting in a larger proportion of the total book income being taxed at higher rates in the second quarter of 2008 compared to the same period in 2007.  These increases were partially offset by the benefit we recognized in the three months ended June 30, 2008 associated with our evaluation of amounts which may ultimately be payable for certain proposed tax adjustments.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the three months ended June 30,
	2008	2007	2008	2007	2008	2007
	(In thousands)		(In thousands)

United States	$119,821	$74,279	$38,395	$30,207	32.04%	40.67%
Non-United States	121,320	116,993	25,207	11,691	20.78%	9.99%

Total	$241,141	$191,272	$63,602	$41,898	26.38%	21.90%

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2008 vs. SIX MONTHS ENDED JUNE 30, 2007

McDermott International, Inc. (Consolidated)
Revenues increased approximately 17%, or $461.5 million, to $3,243.1 million in the six months ended June 30, 2008 compared to $2,781.6 million for the corresponding period of 2007. Our Offshore Oil and Gas Construction segment generated a $388.0 million, or 34%, increase in its revenues in the six months ended June 30, 2008 compared to the same period in 2007, primarily attributable to increased fabrication and marine activities in its Middle East and Asia Pacific regions, including increased procurement and subcontract revenue from our large EPCI projects, and increased marine activities in the Gulf of Mexico. In addition, our Government Operations segment generated an $87.3 million, or 27%, increase in its revenues in the six months ended June 30, 2008, as compared to the same period in 2007.  These increases were partially offset by a decrease in revenues for our Power Generation Systems segment of approximately $14.6 million, or 1%, in the six months ended June 30, 2008, as compared to the same period in 2007.

Segment operating income increased $3.0 million to $382.2 million in the six months ended June 30, 2008 from $379.2 million for the corresponding period of 2007. The segment operating income of our Government Operations and Power Generation Systems segments increased $11.1 million and $55.1 million, respectively, in the six months ended June 30, 2008, as compared to the same period in 2007.  These increases were partially offset by a $63.2 million decrease in the segment operating income of our Offshore Oil and Gas Construction segment in the six months ended June 30, 2008, as compared to the same period in 2007.  The segment operating income of our Power Generation Systems segment in the six months ended June 30, 2007 included approximately $50 million of one-time benefits resulting from contract terminations and a variety of settlements.

Offshore Oil and Gas Construction
Revenues increased 34%, or $388.0 million, to $1,518.2 million in the six months ended June 30, 2008 compared to $1,130.2 million for the corresponding period of 2007, primarily attributable to increased activities in our Asia Pacific ($198.6 million) and Middle East ($180.6 million) regions, including increased procurement and subcontract revenue resulting from large EPCI projects, and increased marine activities in the Gulf of Mexico ($25.9 million).  Additionally, we experienced increased revenues related to the vessels we acquired in July 2007 from Secunda International Limited ($39.1 million) and revenues from activity at our new fabrication yard in Altamira, Mexico ($17.0 million), which commenced operations in April 2008.  These increases were partially offset by decreased activities in our Caspian region ($97.4 million).

Segment operating income decreased $63.2 million to $150.8 million in the six months ended June 30, 2008 from $214.0 million for the corresponding period of 2007, primarily attributable to a $38 million reduction in project close-outs, change orders and settlements and a $24.9 million increase in selling, general and administrative expenses, primarily attributable to the increased employee headcount necessary to support our operations and higher stock-based compensation expense.  We also experienced an abnormally high number of unproductive work days for our marine vessels, decreased fabrication activities in our Caspian and Asia Pacific regions, increased costs for fuel and labor in all areas and a higher percentage of our volume being derived from large EPCI projects that yielded lower contract margins due to increased procurement and third-party subcontracting activities.

Gain on asset disposals – net increased $1.7 million in the six months ended June 30, 2008 compared to the corresponding period of 2007, primarily attributable to the sale of cranes at our fabrication yard in Batam, Indonesia.

Government Operations
Revenues increased approximately 27%, or $87.3 million, to $416.4 million in the six months ended June 30, 2008 compared to $329.1 million for the corresponding period of 2007, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs ($66.7 million), including increased contract procurement activities and additional volume from Marine Mechanical Corporation, which we acquired in May 2007.  Additionally, we experienced higher volumes in the manufacture of components for the American Centrifuge Project under a contract that was awarded to us during 2007 ($37.9 million) and higher volumes in our management and operating contracts.  These increases were partially offset by lower contract man-hour volumes in our commercial nuclear environmental services business and lower revenues from a terminated fuel cell development project.

Segment operating income increased $11.1 million to $60.9 million in the six months ended June 30, 2008 compared to $49.8 million for the corresponding period of 2007, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs, including increased contract procurement activities and additional volume from our acquisition of Marine Mechanical Corporation. In addition, we experienced higher volumes related to the American Centrifuge Project and a decrease in our pension expense.  These improvements were partially offset by the completion of a subcontract at a DOE site cleanup in Ohio during 2007 and higher selling, general and administrative expenses, primarily due to increased proposal costs.

Equity in income of investees increased $6.6 million to $19.5 million in the six months ended June 30, 2008, primarily due to increased profitability from our joint ventures in Idaho, Tennessee and Louisiana.

Power Generation Systems
Revenues decreased approximately 1%, or $14.6 million, to $1,314.4 million in the six months ended June 30, 2008 compared to $1,329.0 million for the corresponding period of 2007, primarily attributable to decreases in revenues from our utility steam and system fabrication business ($132.0 million) due to approximately $243 million in revenues recognized for the five terminated TXU units in 2007.  This decrease was partially offset by increased revenues from our fabrication repair and retrofit of existing facilities ($46.7 million), nuclear service business ($26.9 million), replacement parts ($11.2 million), replacement nuclear steam generator business ($10.5 million), industrial boilers ($10.4 million) and boiler auxiliary equipment ($7.7 million).

Segment operating income increased $55.1 million to $170.5 million in the six months ended June 30, 2008 compared to $115.4 million for the corresponding period of 2007, primarily attributable to improvements in our utility steam and system fabrication business.  Major components of this increase were improvements associated with our contracts for the supply and construction of coal-fired boilers and environmental equipment in the six months ended June 30, 2008.  In the six months ended June 30, 2007, our utility steam and system fabrication business recognized approximately $50 million of one-time benefits resulting from contract terminations and settlements.  In addition to the improvements in our utility steam and system fabrication business during 2008, we experienced lower pension plan expense, as well as operational efficiencies related to combining the fossil and nuclear operating groups under a common management team. These items were partially offset by decreases in our boiler auxiliary equipment and operations and maintenance businesses and higher selling, general and administrative expenses, including higher stock-based compensation expense.

Gains (losses) on asset disposals – net increased by $9.6 million in the six months ended June 30, 2008, primarily attributable to the sale of our facility in Dumbarton, Scotland.

Equity in income of investees decreased $1.3 million to $2.1 million for the six months ended June 30, 2008, primarily attributable to material cost increases at our joint venture in China.

Corporate
Unallocated corporate expenses increased approximately $4.2 million to $25.4 million in the six months ended June 30, 2008, as compared to $21.2 million for the corresponding period of 2007, primarily attributable to increased stock-based compensation expense and higher expenses associated with our development of a global human resources management system.

Other Income Statement Items
Interest income decreased $5.6 million to $22.5 million in the six months ended June 30, 2008, primarily due to lower average interest rates on our investments.

Interest expense decreased $11.1 million to $3.9 million in the six months ended June 30, 2008, primarily due to interest during the six months ended June 30, 2007 on the B&W PGG term loan that was retired in April 2007 and lower amortization and costs on our credit facilities.

Other income – net expense decreased $2.7 million to $2.2 million in the six months ended June 30, 2008, primarily due to lower currency exchange losses and a gain on the sale of securities in the current period.

Provision for Income Taxes
We are subject to U.S. federal income tax at a rate of 35% on our U.S. operations, plus the applicable state income taxes on our profitable U.S. subsidiaries.  Our non-U.S. earnings are subject to tax at various tax rates and different tax regimes, such as a deemed profits tax regime.  These variances, along with variances in our mix of income from these jurisdictions, contribute to shifts in our effective tax rate.

In the six months ended June 30, 2008, the provision for income taxes increased $28.8 million to $104.0 million, and income before provision for income taxes increased $22.1 million to $404.7 million.  Our effective tax rate for the six months ended June 30, 2008 was approximately 25.7%, as compared to 19.7% for the corresponding period of 2007.  The increase in our effective tax rate was primarily attributable to a higher mix of U.S. versus non-U.S. income and an unfavorable mix within our non-U.S. operations, resulting in a larger proportion of the total book income being taxed at higher rates in the six months ended June 30, 2008 compared to the same period of 2007.  These increases were partially offset by the benefit we recognized in the six months ended June 30, 2008 associated with our evaluation of amounts which may ultimately be payable for certain proposed tax adjustments.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the six months ended June 30,
	2008	2007	2008	2007	2008	2007
	(In thousands)		(In thousands)

United States	$181,966	$117,170	$62,349	$48,216	34.26%	41.15%
Non-United States	222,745	265,439	41,633	26,958	18.69%	10.16%

Total	$404,711	$382,609	$103,982	$75,174	25.69%	19.65%

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers. Backlog may not be indicative of future results.

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In millions)
Offshore Oil and Gas Construction	$5,272	$4,753
Government Operations	1,502	1,791
Power Generation Systems	2,998	3,276

Total Backlog	$9,772	$9,820

Of the June 30, 2008 backlog, we expect to recognize revenues as follows:

	Q3 2008	Q4 2008	2009	Thereafter
	(Unaudited)
	(In approximate millions)
Offshore Oil and Gas Construction	$1,180	$850	$2,110	$1,130
Government Operations	150	160	480	710
Power Generation Systems	500	430	910	1,160

Total Backlog	$1,830	$1,440	$3,500	$3,000

At June 30, 2008, Government Operations' backlog with the U. S. Government was $1.5 billion, which was substantially fully funded. Only $8.3 million had not been funded as of June 30, 2008.

At June 30, 2008, Power Generation Systems’ backlog with the U. S. Government was $28.8 million, all of which was fully funded.

Liquidity and Capital Resources

Offshore Oil and Gas Construction

On June 6, 2006, one of our subsidiaries, J. Ray McDermott, S.A., entered into a senior secured credit facility with a syndicate of lenders (the “JRMSA Credit Facility”).  During April 2008, the JRMSA Credit Facility was amended to increase the revolving credit facility by $300 million to $800 million.  The JRMSA Credit Facility now provides for borrowings and issuances of letters of credit in an aggregate amount of up to $800 and matures on June 6, 2011.  The proceeds of the JRMSA Credit Facility are available for working capital needs and other general corporate purposes of our Offshore Oil and Gas Construction segment.

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

The JRMSA Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.  At June 30, 2008, JRMSA was in compliance with all of the covenants set forth in the JRMSA Credit Facility.

At June 30, 2008, there were no borrowings outstanding and letters of credit issued under the JRMSA Credit Facility totaled $281.7 million. At June 30, 2008, there was $518.3 million available for borrowings or to meet letter of credit requirements under the JRMSA Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at June 30, 2008 would have been 3.96% per year.  In addition, JRMSA and its subsidiaries had $255.3 million in outstanding unsecured letters of credit under separate arrangements with financial institutions at June 30, 2008.

In December 2005, JRMSA, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc. (“JRM Middle East”), entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions to provide credit support for bank guarantees issued in connection with three major projects. On February 3, 2008, JRM Middle East entered into a new $88.8 million unsecured performance guarantee issuance facility to replace the $105.2 million facility, which it terminated on February 14, 2008.  The outstanding amount under this facility is included in the $255.3 million of outstanding letters of credit referenced above.  This new facility continues to provide credit support for bank guarantees for the duration of the three projects. On an annualized basis, the average commission rate of the new facility is less than 1.5%, compared to less than 4.5% for the former facility.  JRMSA is also a guarantor of the new facility.

Based on the liquidity position of our Offshore Oil and Gas Construction segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Government Operations

On December 9, 2003, one of our subsidiaries, BWX Technologies, Inc. (“BWXT”), entered into a senior unsecured credit facility with a syndicate of lenders (the “BWXT Credit Facility”), which is currently scheduled to mature March 18, 2010.  This facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The proceeds of the BWXT Credit Facility are available for working capital needs and other general corporate purposes of our Government Operations segment.

The BWXT Credit Facility contains customary financial and nonfinancial covenants and reporting requirements.  The financial covenants require maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio within our Government Operations segment.
At June 30, 2008, BWXT was in compliance with all of the covenants set forth in the BWXT Credit Facility.

The BWXT Credit Facility only requires interest payments on a quarterly basis until maturity.  Amounts outstanding under the BWXT Credit Facility may be prepaid at any time without penalty.

At June 30, 2008, there were no borrowings outstanding and letters of credit issued under the BWXT Credit Facility totaled $42.7 million.  At June 30, 2008, there was $92.3 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at June 30, 2008 would have been 3.71% per year.  In addition, BWXT and its subsidiaries had $0.1 million in outstanding unsecured letters of credit under a separate arrangement with a financial institution at June 30, 2008.

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

The B&W PGG Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio within our Power Generation Systems segment and covenants that, among other things, restrict the ability of this segment to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. At June 30, 2008, B&W PGG was in compliance with all of the covenants set forth in the B&W PGG Credit Facility.

As of June 30, 2008, there were no outstanding borrowings and letters of credit issued under the B&W PGG Credit Facility totaled $197.8 million.  At June 30, 2008, there was $202.2 million available for borrowings or to meet letter of credit requirements under the B&W PGG Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at June 30, 2008 would have been 3.46% per year.

Based on the liquidity position of our Power Generation Systems segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by approximately $197.6 million to $1,330.7 million at June 30, 2008 from $1,528.3 million at December 31, 2007, primarily due to (1) cash used in operations, resulting from net contracts in progress and advance billings and pension liabilities and (2) purchases of property, plant and equipment.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, increased by approximately $406.5 million to a negative $598.7 million at June 30, 2008 from a negative $1,005.2 million at December 31, 2007, primarily due to the increase in the net amount of contracts in progress and advance billings.

Our net cash used in operations was approximately $86.4 million in the six months ended June 30, 2008, compared to net cash provided by operations of approximately $843.4 million in corresponding period of 2007. This decrease was primarily attributable to changes in net contracts in progress and advance billings and a federal tax refund in April 2007 of $274 million reflected in the change in income taxes receivable.

Our net cash used in investing activities increased by approximately $80.4 million to approximately $240.4 million in the six months ended June 30, 2008 from approximately $160.0 million in the same period for 2007. This increase in net cash used in investing activities was primarily attributable to a net increase in available-for-sale securities during 2008, as compared to a net decrease during 2007.  This increase was partially offset by the absence of business acquisitions during the six months ended June 30, 2008, as compared to the $71 million acquisition of Marine Mechanical Corporation during 2007.

Our net cash provided by (used in) financing activities changed by approximately $230.4 million to net cash provided by financing activities of $4.8 million in the six months ended June 30, 2008 from net cash used in financing activities of $225.6 million in the corresponding period of 2007, primarily due to the repayment of $250 million in borrowings under the B&W PGG Credit Facility in April 2007.

At June 30, 2008, we had restricted cash and cash equivalents totaling $70.0 million, of which $68.7 million is held in restricted foreign accounts and $1.3 million is required to meet reinsurance reserve requirements of our captive insurance companies.

At June 30, 2008, we had investments with a fair value of $582.1 million.  Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.  As of June 30, 2008, we had pledged approximately $30.4 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission,  and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 3 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1, 2008 - April 30, 2008	107,688	$57.89	not applicable	not applicable
May 1, 2008 - May 31, 2008	-	-	not applicable	not applicable
June 1, 2008 - June 30, 2008	-	-	not applicable	not applicable
Total	107,688	$57.89	not applicable	not applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

     At our annual meeting of stockholders held on May 9, 2008, we submitted the following matters to our stockholders, with voting as follows:

(a)	The election of three directors:

Class I — For a one-year term

Nominee	Votes For	Votes Withheld
Roger A. Brown	207,971,948	1,283,341
Oliver D. Kingsley, Jr.	207,981,500	1,273,789
Bruce W. Wilkinson	206,997,524	2,257,765

John F. Bookout III, Ronald C. Cambre, Robert W. Goldman, Robert L. Howard, D. Bradley McWilliams and Thomas C. Schievelbein continued as directors pursuant to their prior election.

(b)	A proposal to amend our Articles of Incorporation to change the period within which our Board of Directors may set a record date for a meeting of stockholders:

Votes For	Votes Against	Abstentions
203,994,352	663,760	4,597,177

(c)	A proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008:

Votes For	Votes Against	Abstentions
208,098,424	899,146	257,719

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

August 11, 2008

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