Form 10-Q
period 2008-09-30
MCDERMOTT INTERNATIONAL INC
filed 2008-11-05
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)	F O R M 1 0–Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant's common stock outstanding at October 31, 2008 was 227,944,920

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

I N D E X  -  F O R M   1 0 - Q

PAGE

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 – Controls and Procedures	28

PART II - OTHER INFORMATION

SIGNATURES	31
Amended and Restated Articles of Incorporation
Form of Change-In-Control Agreement to be entered into between McDermott International, Inc. and John A. Fees
Form of Change-In-Control Agreement to be entered into between McDermott International, Inc. and several of its executive officers
Amended and Restated Supplemental Executive Retirement Plan
Rule 13A-14(A) / 15D-14(A) Certification of Chief Executive Officer
Rule 13A-14(A) / 15D-14(A) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1.              Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$614,348	$1,001,394
Restricted cash and cash equivalents (Note 1)	68,517	64,786
Investments	226,792	300,092
Accounts receivable – trade, net	734,617	770,024
Accounts and notes receivable – unconsolidated affiliates	4,134	2,303
Accounts receivable – other	126,083	116,744
Contracts in progress	294,414	194,292
Inventories (Note 1)	120,127	95,208
Deferred income taxes	77,582	160,783
Other current assets	66,275	51,874

Total Current Assets	2,332,889	2,757,500

Property, Plant and Equipment	2,151,980	2,004,138
Less accumulated depreciation	(1,147,745)	(1,090,400)

Net Property, Plant and Equipment	1,004,235	913,738

Investments	298,104	162,069

Goodwill	175,144	158,533

Deferred Income Taxes	120,059	134,292

Investments in Unconsolidated Affiliates	82,116	62,241

Other Assets	246,338	223,113

TOTAL	$4,258,885	$4,411,486

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

Current Liabilities:
Notes payable and current maturities of long-term debt	$9,331	$6,599
Accounts payable	472,602	455,659
Accrued employee benefits	255,870	343,812
Accrued liabilities – other	218,308	175,557
Accrued contract cost	97,964	93,281
Advance billings on contracts	1,044,409	1,463,223
Accrued warranty expense	109,638	101,330
Income taxes payable	57,380	57,071

Total Current Liabilities	2,265,502	2,696,532

Long-Term Debt	6,007	10,609

Accumulated Postretirement Benefit Obligation	90,337	96,253

Self-Insurance	84,815	82,525

Pension Liability	73,964	188,748

Other Liabilities	154,334	169,814

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 233,620,079 and 231,722,659 shares at September 30, 2008 and December 31, 2007, respectively	233,620	231,723
Capital in excess of par value	1,191,712	1,145,829
Retained earnings	521,589	135,289
Treasury stock at cost, 5,842,014 and 5,852,248 shares at September 30, 2008 and December 31, 2007, respectively	(63,045)	(63,903)
Accumulated other comprehensive loss (Note 1)	(299,950)	(281,933)

Total Stockholders’ Equity	1,583,926	1,167,005

TOTAL	$4,258,885	$4,411,486

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues	$1,664,851	$1,324,018	$4,907,923	$4,105,594

Costs and Expenses:
Cost of operations	1,445,749	1,067,437	4,067,181	3,278,055
(Gain) loss on asset disposals – net	138	(630)	(11,322)	(2,380)
Selling, general and administrative expenses	139,512	114,538	404,298	327,525
Total Costs and Expenses	1,585,399	1,181,345	4,460,157	3,603,200

Equity in Income of Investees	12,521	12,477	32,443	27,026

Operating Income	91,973	155,150	480,209	529,420

Other Income (Expense):
Interest income	7,001	17,272	29,541	45,411
Interest expense	(1,850)	(3,476)	(5,749)	(18,431)
Other income (expense) – net	2,718	(205)	552	(5,050))
Total Other Income	7,869	13,591	24,344	21,930

Income before Provision for Income Taxes	99,842	168,741	504,553	551,350

Provision for Income Taxes	14,271	28,333	118,253	103,507

Net Income	$85,571	$140,408	$386,300	$447,843

Earnings per Share:
Basic	$0.38	$0.63	$1.70	$2.01
Diluted	$0.37	$0.61	$1.68	$1.96

Shares used in the computation of earnings per share (Note 6):
Basic	227,440,858	224,480,807	226,645,175	222,944,800
Diluted	230,463,651	228,865,885	230,328,423	228,402,589

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)

Net Income	$85,571	$140,408	$386,300	$447,843

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(15,016)	6,337	(8,849)	13,598
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(18,923)	7,178	(15,709)	12,152
Reclassification adjustment for (gains) losses included in net income	1,058	(741)	(2,692)	(3,272)
Amortization of benefit plan costs	5,275	8,547	18,304	23,705
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	(1,989)	748	(7,611)	1,145
Reclassification adjustment for net (gains) losses included in net income	(358)	(16)	(1,460)	74

Other Comprehensive Income (Loss)	(29,953)	22,053	(18,017)	47,402

Comprehensive Income	$55,618	$162,461	$368,283	$495,245

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$386,300	$447,843
Non-cash items included in net income:
Depreciation and amortization	95,059	67,108
Income of investees, less dividends	(12,592)	(10,196)
Gains on asset disposals – net	(11,322)	(2,380)
Provision for deferred taxes	87,512	73,485
Amortization of pension and postretirement costs	28,424	38,061
Excess tax benefits from FAS 123(R) stock-based compensation	(6,404)	(27,234)
Other, net	34,922	27,954
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	21,412	(129,353)
Income tax receivable	10,666	262,185
Net contracts in progress and advance billings on contracts	(516,623)	287,980
Accounts payable	19,544	46,522
Income taxes	(5,335)	(22,514)
Accrued and other current liabilities	57,586	47,003
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(207,672)	(116,827)
Other, net	(88,562)	(30,359)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(107,085)	959,278
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	(3,731)	8,379
Purchases of property, plant and equipment	(189,384)	(181,803)
Acquisition of businesses, net of cash acquired	(33,731)	(334,457)
Net increase in available-for-sale securities	(70,992)	(106,151)
Proceeds from asset disposals	12,023	4,582
Other, net	(2,029)	(2,016)
NET CASH USED IN INVESTING ACTIVITIES	(287,844)	(611,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(4,660)	(255,629)
Increase in short-term borrowing	2,920	-
Issuance of common stock	8,069	12,683
Payment of debt issuance costs	(1,611)	(3,468)
Excess tax benefits from FAS 123(R) stock-based compensation	6,404	27,234
Other, net	-	4
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,122	(219,176)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(3,239)	6,120
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(387,046)	134,756
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,001,394	600,843
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$614,348	$735,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$5,967	$23,896
Income taxes (net of refunds)	$49,193	$(223,285)

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.  These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled entities consistent with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003). We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.”  We have eliminated all significant intercompany transactions and accounts.  We have reclassified certain amounts previously reported to conform to the presentation at September 30, 2008 and for the three and nine months ended September 30, 2008.  We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

We operate in three business segments: Offshore Oil and Gas Construction, Government Operations and Power Generation Systems, further described as follows:

•
Offshore Oil and Gas Construction includes the business and operations of JRMSA, J. Ray McDermott Holdings, LLC and their respective subsidiaries.  This segment supplies services primarily to offshore oil and gas field developments worldwide, including the front-end design and detailed engineering, fabrication and marine installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems.   This segment operates in most major offshore oil and gas producing regions, including the United States, Mexico, Canada, the Middle East, India, the Caspian Sea and Asia Pacific.

•
Government Operations includes the business and operations of BWX Technologies, Inc., Babcock & Wilcox Nuclear Operations Group, Inc., Babcock & Wilcox Technical Services Group, Inc. and their respective subsidiaries. This segment manufactures nuclear components and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy.

•
Power Generation Systems includes the business and operations of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Nuclear Power Generation Group, Inc. and their respective subsidiaries.  This segment manufactures fossil-fired steam generating systems, commercial nuclear steam generators, environmental equipment and components, and related services to customers around the world. It designs, engineers, manufactures and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses.

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$16,479	$25,328
Net Unrealized Gain (Loss) on Investments	(8,087)	984
Net Unrealized Gain on Derivative Financial Instruments	2,475	20,876
Unrecognized Losses on Benefit Obligations	(310,817)	(329,121)
Accumulated Other Comprehensive Loss	$(299,950)	$(281,933)

Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$88,683	$65,857
Work in Progress	11,342	10,757
Finished Goods	20,102	18,594
Total Inventories	$120,127	$95,208

Restricted Cash and Cash Equivalents

At September 30, 2008, we had restricted cash and cash equivalents totaling $68.5 million, of which $67.2 million is held in restricted foreign accounts and $1.3 million is required to meet reinsurance reserve requirements of our captive insurance companies.

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

Our derivative financial instruments consist primarily of foreign currency forward contracts. Fair value is derived using valuation models, which take into account the contract terms, such as maturity, as well as other inputs (i.e., exchange rates, foreign currency forward curves and creditworthiness of the counterparty). The data sources utilized in these valuation models that are significant to the fair value measurement are Level 2 in the fair value hierarchy.

Recently Issued Accounting Standards

In October of 2008, the FASB issued FSP No. 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. We do not expect FSP No. 157-3 to have a material impact on our consolidated financial statements.

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

NOTE 2 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)
	(In thousands)
Service cost	$9,105	$7,630	$28,645	$28,092	$81	$88	$246	$212
Interest cost	37,856	38,177	115,506	111,653	1,416	1,532	4,259	4,480
Expected return on plan assets	(46,859)	(42,641)	(138,479)	(128,699)	-	-	-	-
Amortization of prior service cost	517	665	2,054	2,317	18	20	56	53
Amortization of transition obligation	-	-	-	-	71	75	218	205
Recognized net actuarial loss	7,193	13,091	25,008	34,200	363	427	1,091	1,287
Net periodic benefit cost	$7,812	$16,922	$32,734	$47,563	$1,949	$2,142	$5,870	$6,237

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been  no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2007.

Investigations and Litigation

 Apollo/Parks Township Claims – Hall Litigation

 The matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”), pending in the United States District Court for the Western District of Pennsylvania, presently involves approximately 500 separate claims for compensatory damages against B&W PGG and Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc., (“B&W TSG”) (collectively, the “B&W Parties”), alleging, among other things, death, personal injury, property damage and other damages as a result of alleged radioactive and non-radioactive emissions from two former nuclear fuel processing facilities located in Apollo and Parks Township, Pennsylvania.  These facilities were previously owned by Nuclear Materials and Equipment Company (“Numec”), a subsidiary of Atlantic Richfield Company (“ARCO”).

In September 2008, the parties advised the District Court that they were pursuing a negotiated resolution of the Hall Litigation and requested that the Court suspend all pre-trial requirements and obligations. The parties have negotiated the principle terms of a settlement that, if consummated, would resolve all claims against the B&W Parties.  Specifically, the settlement contemplates, among other things:

•
The B&W Parties would be provided releases from each of the “Apollo/Parks Township Releasors,” as that term will be defined in the final settlement agreement generally to mean the existing claimants in the Hall Litigation, including full and complete releases from each of the Apollo/Parks Township Releasors asserting personal injury claims and property damage releases from each of the Apollo/Parks Township Releasors asserting property damage only claims;

•
The B&W Parties would make a $52.5 million cash payment to the Apollo/Parks Township Releasors after certain conditions precedent to such payment, as set forth in the final written settlement agreement, have been satisfied; and

•	The B&W Parties would retain all insurance rights and may pursue their insurers to collect any of the amounts paid in settlement.

A binding settlement remains subject to the negotiation and execution of a final settlement agreement and the satisfaction of all conditions precedent.  B&W PGG previously has negotiated prior settlement arrangements with the Apollo/Parks Township Releasors that have not been consummated. The proposed settlement is within amounts provided for in Other Liabilities at September 30, 2008.

At the time of ARCO’s sale of Numec to B&W PGG, B&W PGG received an indemnity and hold harmless agreement from ARCO from claims or liabilities arising as a result of pre-closing Numec or ARCO actions.  In December 2007, B&W PGG filed an action against ARCO for breach of contract and seeking a declaratory judgment that ARCO is obligated to indemnify B&W PGG under the indemnity agreement between the two parties against any losses that B&W PGG may incur arising out of the nuclear fuel processing facilities at issue in the Hall Litigation (the “Indemnity Action”).  The Indemnity Action is also pending in the United States District Court for the Western District of Pennsylvania.

In September 2008, B&W PGG and ARCO advised the District Court that they were pursuing a negotiated resolution of the Indemnity Action.  The parties have negotiated the principle terms of a settlement that, if consummated, would resolve all claims between ARCO and B&W PGG with respect to the claims of the present Apollo/Parks Township Releasors. Specifically, the settlement contemplates, among other things, that

•
ARCO would assign to B&W PGG its rights to recover insurance proceeds/amounts arising out of the claims alleged in the Hall Litigation in the amount of not less than $17,500,000, which amount would increase if the total ARCO insurance proceeds recovered exceed $30 million;

•
ARCO would retain its rights to recover insurance proceeds/amounts arising out of the claims alleged in the Hall Litigation in the amount of not less than $12,500,000, which amount would increase if the total ARCO insurance proceeds recovered exceed $30 million; and

•
The parties would dismiss with prejudice and release all claims between B&W PGG and ARCO that arise out of the present claims of the Apollo/Parks Township Releasors; any other claims between ARCO and B&W PGG are preserved and are unaffected by the proposed agreement.

A binding settlement remains subject to the negotiation and execution of a final settlement agreement and the satisfaction of all conditions precedent.

For further information regarding the Hall Litigation and the Indemnity Action, see Note 11 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2007 and Note 3 to the condensed consolidated financial statements included in Part I of our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Other Litigation and Settlements

In the matter of Iroquois Falls Power Corp. v. Jacobs Canada Inc., et al., the claims against the defendants have been concluded in favor of the defendants, subject to the appeal right of Iroquois Falls Power Corp. (“Iroquois”).  Iroquois filed suit filed in June 2005 in the Superior Court of Justice, in Ontario, Canada seeking damages as a result of an alleged breach by one of our former subsidiaries in connection with the supply and installation of the heat recovery steam generator enclosure.  McDermott Incorporated, which provided a guarantee to certain obligations of the former subsidiary, and two bonding companies with whom MII entered into an indemnity arrangement, were also named as defendants.  In March 2007, the Superior Court granted summary judgment in favor of all defendants and dismissed all claims of Iroquois, which appealed the ruling.  In April 2008, the Court of Appeals for Ontario upheld the summary judgment, but sent the case back to the Superior Court of Justice to allow Iroquois an opportunity to amend its complaint to assert new claims.  On October 30, 2008, the Superior Court of Justice denied Iroquois’ request to amend its complaint and add new claims against the defendant.  Iroquois has 30 days to appeal the Superior Court’s ruling.

On November 3, 2008, we executed a binding settlement agreement for our claims related to a project in India completed in the 1980s.  The gross settlement totals approximately $45 million and we anticipate our expenses and related taxes associated with the settlement to be approximately 35% of the settlement.  We received the cash proceeds on November 4, 2008 and will record the settlement in our statement of income in the three months ended December 31, 2008, which will conclude this matter in full.

For a detailed description of these and other pending legal proceedings, please refer to Note 11 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2007.

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
In our management’s opinion, based upon our prior experience, none of these other routine litigation proceedings, disputes and claims are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other

Some of our contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we are ultimately responsible for the delays. These penalties relate to specified activities within a project that must be completed by a set contractual date. The applicable contracts define the conditions under which our customers may make claims against us for liquidated damages. In most cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. We have not accrued for potential liquidated damages totaling approximately $110 million at September 30, 2008, all in our Offshore Oil and Gas Construction segment, that we could incur based upon completing certain projects as currently forecasted, as we do not believe that claims for these liquidated damages are probable of being assessed. The trigger dates for the majority of these liquidated damages presently occur in the fourth quarter of 2008. We are in active discussions with our customers on the issues giving rise to delays in these projects and we believe we will be successful in obtaining schedule extensions which will resolve the potential for liquidated damages being assessed. While we believe we will be successful in negotiations with our customers, it is possible we may not achieve schedule relief on some or all of the issues. For certain other projects, all in our Offshore Oil and Gas Construction segment, we have currently provided for approximately $25 million in liquidated damages in our estimates of revenues and gross profit, of which approximately $17 million has been recognized in our financial statements to date through percentage of completion accounting, as we believe, based on the individual facts and circumstances, they are probable.

We were advised in 2006 by the IRS of potential proposed unfavorable tax adjustments related to the 2001 through 2003 tax years.  We reviewed the IRS positions and disagreed with certain proposed adjustments.  Accordingly, we filed a protest with the IRS regarding the resolution of these issues, and the process has proceeded through an appeals hearing with an IRS appellate conferee.  We have provided for any amounts that we believe will ultimately be payable for these proposed adjustments.  In the three and nine months ended September 30, 2008, we recorded certain tax assets and benefits totaling approximately $45 million and $55 million, respectively, primarily from the release of state valuation allowances and as a result of audit activity.

In the three and nine months ended September 30, 2008, we recorded contract losses of approximately $90 million attributable to changes in our estimates on the expected costs to complete various projects, primarily in the Middle East region.

On October 28, 2008, one of our Canadian subsidiaries received a Warranty Notice on one of its projects on a contract executed in 1998.  We responded to the Notice on November 3, 2008 disagreeing with the matters stated in the Notice and disputing the claim.  See Note 11 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2007 for further information.

NOTE 4 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)

	Three Months Ended September 30, 2008
Stock Options	$14	$(5)	$9
Restricted Stock	1,127	(305)	822
Performance Shares	8,084	(2,578)	5,506
Performance and Deferred Stock Units	(37)	14	(23)
Total	$9,188	$(2,874)	$6,314

	Three Months Ended September 30, 2007
Stock Options	$660	$(139)	$521
Restricted Stock	35	-	35
Performance Shares	6,448	(2,035)	4,413
Performance and Deferred Stock Units	1,618	(520)	1,098
Total	$8,761	$(2,694)	$6,067

	Nine Months Ended September 30, 2008
Stock Options	$780	$(239)	$541
Restricted Stock	3,343	(691)	2,652
Performance Shares	26,429	(8,488)	17,941
Performance and Deferred Stock Units	3,060	(1,006)	2,054
Total	$33,612	$(10,424)	$23,188

	Nine Months Ended September 30, 2007
Stock Options	$2,157	$(584)	$1,573
Restricted Stock	869	(21)	848
Performance Shares	13,497	(4,255)	9,242
Performance and Deferred Stock Units	4,877	(1,563)	3,314
Total	$21,400	$(6,423)	$14,977

NOTE 5 – SEGMENT REPORTING

An analysis of our operations by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands)

REVENUES:
Offshore Oil and Gas Construction	$814,701	$582,168	$2,332,918	$1,712,414
Government Operations	222,434	177,215	638,792	506,340
Power Generation Systems	630,955	567,173	1,945,324	1,896,178
Adjustments and Eliminations(1)	(3,239)	(2,538)	(9,111)	(9,338)
	$1,664,851	$1,324,018	$4,907,923	$4,105,594

(1) Segment revenues are net of the following intersegment
transfers and other adjustments:
Offshore Oil and Gas Construction Transfers	$3,007	$2,390	$8,400	$8,713
Government Operations Transfers	232	148	656	602
Power Generation Systems Transfers	-	-	55	23
	$3,239	$2,538	$9,111	$9,338

OPERATING INCOME:
Segment Operating Income (Loss):
Offshore Oil and Gas Construction	$(18,655)	$88,701	$132,187	$302,672
Government Operations	26,585	18,578	87,491	68,397
Power Generation Systems	78,998	42,340	249,498	157,766
	$86,928	$149,619	$469,176	$528,835

Gains (Losses) on Asset Disposals – Net:
Offshore Oil and Gas Construction	$(110)	$524	$1,732	$668
Government Operations	-	14	-	1,631
Power Generation Systems	(25)	92	9,593	81
	$(135)	$630	$11,325	$2,380

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(921)	$(1,082)	$(2,671)	$(2,938)
Government Operations	7,966	6,615	27,513	19,607
Power Generation Systems	5,476	6,944	7,601	10,357
	$12,521	$12,477	$32,443	$27,026

Segment Income (Loss):
Offshore Oil and Gas Construction	$(19,686)	$88,143	$131,248	$300,402
Government Operations	34,551	25,207	115,004	89,635
Power Generation Systems	84,449	49,376	266,692	168,204
	99,314	162,726	512,944	558,241
Corporate	(7,341)	(7,576)	(32,735)	(28,821)
Total Operating Income	$91,973	$155,150	$480,209	$529,420

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Basic:

Net income for basic computation	$85,571	$140,408	$386,300	$447,843

Weighted average common shares	227,441	224,481	226,645	222,945

Basic earnings per common share	$0.38	$0.63	$1.70	$2.01

Diluted:

Net income for diluted computation	$85,571	$140,408	$386,300	$447,843

Weighted average common shares (basic)	227,441	224,481	226,645	222,945
Effect of dilutive securities:
Stock options, restricted stock and performance shares	3,023	4,385	3,683	5,458
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	230,464	228,866	230,328	228,403

Diluted earnings per common share	$0.37	$0.61	$1.68	$1.96

NOTE 7 – BUSINESS ACQUISITIONS

Acquisition of the Intech Group of Companies
On July 15, 2008, certain B&W subsidiaries completed their acquisition of the Intech group of companies (“Intech”) for approximately $21 million.  Intech consists of Intech, Inc., Ivey-Cooper Services, L.L.C. and Intech International Inc.  Intech, Inc. provides nuclear inspection and maintenance services, primarily for the U.S. market.  Ivey-Cooper Services, L.L.C. provides non-destructive inspection services to fossil-fueled power plants, as well as chemical, pulp and paper, and heavy fabrication facilities.  Intech International Inc. provides non-destructive testing, field engineering and repair and specialized tooling services, primarily for the Canadian nuclear power generation industry.  In connection with the acquisition of Intech, we recorded goodwill of approximately $7.9 million.  We also recorded other intangible assets of approximately $10.0 million.  Those intangible assets consist of the following (amounts in thousands):

		Amortization
	Amount	Period
Unpatented Technology	$5,600	10 years
Customer Relationship	$2,600	10 years
Trade Name	$1,800	10 years

Acquisition of Delta Power Services, LLC
On August 1, 2008, a B&W subsidiary completed its acquisition of Delta Power Services, LLC (“DPS”) for approximately $13 million.  DPS is a provider of operation and maintenance services for the U.S. power generation industry.  Headquartered in Houston, Texas, DPS has approximately 200 employees at nine gas, biomass or coal-fired power plants in Virginia, California, Texas, Florida, Michigan and Massachusetts.  In connection with the acquisition of DPS, we recorded goodwill of approximately $3.7 million.  We also recorded other intangible assets of approximately $9.3 million, which have a weighted-average amortization period of 19.0 years.  Those intangible assets consist of the following (amounts in thousands):

		Amortization
	Amount	Period
Customer Relationship	$8,760	1.4-20 years
Trade Name	$250	25 years
Non-Compete Agreement	$240	3 years

Definitive Agreement to Acquire Nuclear Fuel Services, Inc.
On August 8, 2008, B&W’s subsidiary entered into a definitive agreement to acquire Nuclear Fuel Services, Inc. (“NFS”), contingent upon obtaining regulatory approvals and satisfying other closing conditions.  NFS is a provider of specialty nuclear fuels and related services and is a leader in the conversion of Cold War-era government stockpiles of highly enriched uranium into commercial nuclear reactor fuel.  NFS also owns and operates a nuclear fuel fabrication facility licensed by the U.S. Nuclear Regulatory Commission in Erwin, Tennessee and has approximately 700 employees.  The acquisition is expected to be completed by the end of 2008.

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

In addition, various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements.  These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.  We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	decisions about offshore developments to be made by oil and gas companies;
•	decisions on spending by the U.S. Government and electric power generating companies;
•	the highly competitive nature of most of our businesses;
•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;
•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;
•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	rapid technological changes;
•	the realization of deferred tax assets, including through a reorganization we completed in December 2006;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks of successfully integrating our acquisitions;
•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East and Asia Pacific and the former Soviet Union;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our insurance captives; and
•	the impact of the loss of certain insurance rights as part of the Chapter 11 Bankruptcy settlement.

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

GENERAL

In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues.  Each of our business segments is currently financed on a stand-alone basis. Our debt covenants limit using the financial resources of or the movement of excess cash from one segment for the benefit of the other.  For further discussion, see “Liquidity and Capital Resources” below.

As of September 30, 2008, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects.  Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

Some of our contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we are ultimately responsible for the delays. These penalties relate to specified activities within a project that must be completed by a set contractual date. The applicable contracts define the conditions under which our customers may make claims against us for liquidated damages. In most cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. We have not accrued for potential liquidated damages totaling approximately $110 million at September 30, 2008, all in our Offshore Oil and Gas Construction segment, that we could incur based upon completing certain projects as currently forecasted, as we do not believe that claims for these liquidated damages are probable of being assessed. The trigger dates for the majority of these liquidated damages presently occur in the fourth quarter of 2008. We are in active discussions with our customers on the issues giving rise to delays in these projects and we believe we will be successful in obtaining schedule extensions which will resolve the potential for liquidated damages being assessed. While we believe we will be successful in negotiations with our customers, it is possible we may not achieve schedule relief on some or all of the issues. For certain other projects, all in our Offshore Oil and Gas Construction segment, we have currently provided for approximately $25 million in liquidated damages in our estimates of revenues and gross profit, of which approximately $17 million has been recognized in our financial statements to date through percentage of completion accounting, as we believe, based on the individual facts and circumstances, they are probable.

Due to the extreme volatility and substantial decline experienced in the stock market in 2008, the assets of our major domestic qualified pension plans have experienced a loss of approximately 12% for the nine months ended September 30, 2008.  Should this trend continue through December 31, 2008, we expect to record a significant reduction in stockholders’ equity in other comprehensive income at December 31, 2008. In addition, we would expect to record greater pension expense in 2009 as compared to 2008.

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

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2007.  There have been no material changes to these policies during the nine months ended September 30, 2008, except as disclosed in the notes to condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2008 VS. THREE MONTHS ENDED SEPTEMBER 30, 2007

McDermott International, Inc. (Consolidated)

Revenues increased approximately 26%, or $340.9 million, to $1,664.9 million in the three months ended September 30, 2008 compared to $1,324.0 million for the corresponding period in 2007. Our Offshore Oil and Gas Construction segment generated a $232.5 million, or 40%, increase in its revenues during the third quarter of 2008 compared to the third quarter of 2007.  This increase was primarily attributable to increased activities in our Asia Pacific and Middle East regions. Additionally, in the third quarter of 2008, as compared to the corresponding period in 2007, our Government Operations segment generated a $45.2 million, or 26%, increase in its revenues, and our Power Generation Systems segment generated a $63.8 million, or 11%, increase in its revenues.

Segment operating income decreased $62.7 million to $86.9 million in the three months ended September 30, 2008 from $149.6 million for the corresponding period in 2007. The segment operating income of our Offshore Oil and Gas Construction segment decreased $107.4 million primarily attributable to delays and associated cost increases related to projects primarily in the Middle East region.  Our Government Operations and Power Generation Systems segments increased $8.0 million and $36.7 million, respectively, in the third quarter of 2008, as compared to the corresponding period in 2007.

For purpose of this discussion and the discussions that follow, segment operating income is before equity in income (loss) of investees and gains (losses) on asset disposals – net.

Offshore Oil and Gas Construction

Revenues increased 40%, or $232.5 million, to $814.7 million for three months ended September 30, 2008, compared to $582.2 million for the comparable period in 2007, primarily due to increased marine installation activities on engineer, procure, construct and install projects in our Asia Pacific region ($217.9 million) and increased fabrication and marine installation activities in our Middle East region ($122.8 million).  These increases were partially offset by decreased activities in our Caspian region ($61.2 million).  Revenues from all other activities decreased by approximately $47.0 million in the three months ended September 30, 2008 compared to the corresponding period in 2007.

Segment operating income decreased $107.4 million in the three months ended September 30, 2008 from income of $88.7 million for the three months ended September 30, 2007 to a loss of $18.7 million. This decrease was primarily attributable to recognition of approximately $90 million of contract losses in the three months ended September 30, 2008 on the expected costs to complete various projects, primarily in the Middle East region. These losses are attributable to revised cost estimates due to lower experienced and forecasted productivity, combined with an increase in downtime on our marine vessels and third-party costs, primarily on the Middle East pipeline installation projects. Because of these project delays we expect to experience scheduling issues and increased costs due to vessel mobilization in future periods. In addition we also experienced increased costs for fuel and labor in all areas and increased charter costs for support vessels in our marine operations.  General and Administrative expenses increased $9.8 million for the three months ended September 30, 2008 as compared to the comparable period in 2007 primarily attributable to increased employee headcount necessary to support our operations. Also, hurricanes Ike and Gustav had a negative impact on our operating results for the three months ended September 30, 2008 totaling approximately $4.8 million attributable to reduced productivity and miscellaneous repairs.

Government Operations

Revenues increased approximately 26%, or $45.2 million, to $222.4 million in the three months ended September 30, 2008 compared to $177.2 million for the corresponding period in 2007, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs ($24.6 million), including increased contract procurement activities. In addition, we experienced higher volumes in the manufacture of commercial nuclear components ($22.5 million).

Segment operating income increased $8.0 million to $26.6 million in the three months ended September 30, 2008 compared to $18.6 million for the corresponding period in 2007, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs, including increased contract procurement.  In addition we experienced higher volumes related to commercial nuclear components and a decrease in our pension plan expense.  These improvements were partially offset by the end of a management and operating (“M&O”) contract at a government site and higher selling, general and administrative expenses, primarily due to increased proposal costs.

Power Generation Systems

Revenues increased approximately 11%, or $63.8 million, to $631.0 million in the three months ended September 30, 2008 compared to $567.2 million for the corresponding period in 2007, primarily attributable to increased revenues from our fabrication, repair and retrofit of existing facilities ($27.9 million), nuclear service business ($18.0 million), and our boiler auxiliary equipment business ($12.4 million). These increases were partially offset by decreased revenues from our utility steam and system fabrication business ($5.7 million) and our replacement nuclear steam generator business ($5.1 million).

Segment operating income increased $36.7 million to $79.0 million in the three months ended September 30, 2008 compared to $42.3 million for the corresponding period in 2007, primarily attributable to improved margins in our utility steam and system fabrication business, increased volume and margins in our fabrication, repair and retrofit of existing facilities, increased volume in our nuclear service, boiler auxiliary, and replacement parts businesses, lower pension plan expense and contract improvements.  Partially offsetting these improvements were lower volume and margins in our replacement nuclear steam generator business and higher selling general and administrative expenses, including higher stock-based compensation expense.

Corporate

Unallocated Corporate expenses decreased approximately $0.3 million to $7.3 million in the three months ended September 30, 2008, as compared to $7.6 million for the corresponding period in 2007, primarily attributable to improved results from our captive insurers. These improvements were partially offset by increased retirement expenses, increased labor expenses attributable to higher headcount and higher expenses associated with our development of a global human resources management system.

Other Income Statement Items

Interest income decreased $10.3 million to $7.0 million in the three months ended September 30, 2008, primarily due to a decrease in average cash equivalents and investments and prevailing interest rates.

Interest expense decreased $1.6 million to $1.8 million in the three months ended September 30, 2008, primarily due to lower amortization of debt issuance costs on our credit facilities.

Other income (expense) – net improved by $2.9 million to income of $2.7 million in the three months ended September 30, 2008 from expense of $0.2 million for the corresponding period in 2007, primarily due to higher currency exchange gains.

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

In the three months ended September 30, 2008, the provision for income taxes decreased $14.1 million to $14.3 million, and income before provision for income taxes decreased $68.9 million to $99.8 million.  Our effective tax rate for the three months ended September 30, 2008 was approximately 14.3%, as compared to 16.8% for the corresponding period in 2007.  The decrease in our effective tax rate was primarily attributable to certain tax assets and benefits totaling approximately $45 million which we recognized in the three months ended September 30, 2008 from the release of state valuation allowances and as a result of audit activity.  These tax benefits were partially offset by a higher mix of U.S. versus non-U.S. income and an unfavorable mix within our non-U.S. operations, including losses in certain tax jurisdictions that were not tax benefited, resulting in a larger proportion of the total book income being taxed at higher rates in the third quarter of 2008 compared to the same period in 2007.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for (Benefit from) Income Taxes		Effective Tax Rate
	For the three months ended September 30,
	2008	2007	2008	2007	2008	2007
	(In thousands)		(In thousands)

United States	$99,139	$66,333	$(2,980)	$19,288	(3.01%)	29.08%
Non-United States	703	102,408	17,251	9,045	2453.91%	8.83%

Total	$99,842	$168,741	$14,271	$28,333	14.29%	16.79%

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2008 vs. NINE MONTHS ENDED SEPTEMBER 30, 2007

McDermott International, Inc. (Consolidated)

Revenues increased approximately 20%, or $802.3 million, to $4,907.9 million in the nine months ended September 30, 2008 compared to $4,105.6 million for the corresponding period in 2007. Our Offshore Oil and Gas Construction segment generated a $620.5 million, or 36%, increase in its revenues in the nine months ended September 30, 2008 compared to the same period in 2007, primarily attributable to increased activities in our Asia Pacific and Middle East regions. In addition, our Government Operations segment generated an $132.5 million, or 26%, increase in its revenues in the nine months ended September 30, 2008, as compared to the same period in 2007.  Our Power Generation Systems segment also experienced an increase in revenues of approximately $49.1 million, or 3%, in the nine months ended September 30, 2008, as compared to the corresponding period in 2007.

Segment operating income decreased $59.6 million to $469.2 million in the nine months ended September 30, 2008 from $528.8 million for the corresponding period in 2007. Our Offshore Oil and Gas Construction segment experienced a decrease in segment operating income totaling $170.5 million in the nine months ended September 30, 2008 compared to the comparable period in 2007 primarily attributable to delays and associated cost increases related to projects primarily in the Middle East region. The segment operating income of our Government Operations and Power Generation Systems segments increased $19.1 million and $91.7 million, respectively, in the nine months ended September 30, 2008, as compared to the corresponding period in 2007.  The segment operating income of our Power Generation Systems segment in the nine months ended September 30, 2007 included a high level of income related to settlements, change orders and contract close-outs.

Offshore Oil and Gas Construction

Revenues increased 36%, or $620.5 million, to $2,332.9 million in the nine months ended September 30, 2008 compared to $1,712.4 million in the corresponding period in 2007, primarily due to increased marine installation activities on engineer, procure, construct, and install projects in our Asia Pacific region ($416.5 million) and increased fabrication and marine installation activities in our Middle East region ($303.5 million).  In addition, we experienced increased revenues related to the additional vessels we acquired in July 2007 from Secunda International Limited ($41.8 million) and increased revenues related to activity at our new fabrication yard in Altamira, Mexico ($23.4 million).  These increases were partially offset by decreased activities in our Caspian region ($158.7 million).  Revenues from other activities decreased by approximately $6.0 million in the nine months ended September 30, 2008 compared to the comparable period in 2007.

Segment operating income decreased $170.5 million to $132.2 million in the nine months ended September 30, 2008 from $302.7 million in the comparable period in 2007.  This decrease was primarily attributable to recognition of approximately $90 million of contract losses in the nine months ended September 30, 2008 on the expected costs to complete various projects, primarily in the Middle East region. These losses are attributable to revised cost estimates due to lower experienced and forecasted productivity, combined with an increase in downtime on our marine vessels and third-party costs, primarily on the Middle East pipeline installation projects.  Because of these project delays we expect to experience scheduling issues and increased costs due to vessel mobilization in future periods. In addition, we realized benefits from project close-outs, change orders and settlements totaling approximately $38 million for the nine months ended September 30, 2008 compared to approximately $86 million for the corresponding period in 2007.  We also experienced increased costs for fuel and labor in all areas and increased charter costs for support vessels in our marine operations.  General and Administrative expenses increased $35 million for the nine months ended September 30, 2008 compared to the comparable period in 2007 primarily attributable to increased employee headcount necessary to support our operations and higher stock based compensation. Also, hurricanes Ike and Gustav had a negative impact on our operating results for the nine months ended September 30, 2008 totaling approximately $4.8 million attributable to reduced productivity and miscellaneous repairs.

    Gain (loss) on asset disposals and impairments – net increased $1.1 million in the nine months ended September 30, 2008 primarily attributable to the sale of cranes at our fabrication yard in Batam, Indonesia.

Government Operations

Revenues increased approximately 26%, or $132.5 million, to $638.8 million in the nine months ended September 30, 2008 compared to $506.3 million for the corresponding period in 2007, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs ($65.8 million), including increased contract procurement activities and additional volume from Marine Mechanical Corporation, which we acquired in May 2007.  Additionally, we experienced higher volumes in the manufacture of commercial nuclear components ($60.4 million) and higher volumes in M&O contracts.  These increases were partially offset by decreased activities for governmental components contracts ($8.9), lower contract man-hour volumes in our commercial nuclear environmental services business and lower revenues from our terminated fuel cell development project.

Segment operating income increased $19.1 million to $87.5 million in the nine months ended September 30, 2008 compared to $68.4 million for the corresponding period in 2007, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs, including increased contract procurement activities and additional volume from our acquisition of Marine Mechanical Corporation. In addition, we experienced higher volumes related to commercial nuclear components and a decrease in our pension plan expense.  These improvements were partially offset by the completion in 2007 of a subcontract at a DOE site cleanup in Ohio and the end of an M&O contract at a government site .We also experienced higher selling, general and administrative expenses, primarily due to increased proposal costs.

Equity in income of investees increased $7.9 million to $27.5 million in the nine months ended September 30, 2008, primarily due to increased profitability from our joint ventures in Idaho, Tennessee and Louisiana.

Power Generation Systems

Revenues increased approximately 3%, or $49.1 million, to $1,945.3 million in the nine months ended September 30, 2008 compared to $1,896.2 million for the corresponding period in 2007, primarily attributable to increased revenues from our fabrication, repair and retrofit of existing facilities ($74.6 million), nuclear service business ($44.9 million), boiler auxiliary equipment ($20.1 million), industrial boilers ($15.3 million), replacement parts ($12.5 million), and our replacement nuclear steam generator business ($5.4 million).  These increases were partially offset by decreased revenues from our utility steam and system fabrication business ($137.7 million) due to approximately $243 million in revenues recognized for the five terminated TXU units in 2007.

Segment operating income increased $91.7 million to $249.5 million in the nine months ended September 30, 2008 compared to $157.8 million for the corresponding period in 2007, primarily attributable to improved margins in our utility steam and system fabrication business, increased volume and margins in our fabrication, repair and retrofit of existing facilities and replacement parts businesses, increased volume in our nuclear service business, contract improvements and lower pension plan expense. Partially offsetting these improvements were lower volume in our utility steam and system fabrication business, and lower margins in our industrial boilers, boiler auxiliary equipment, and our operations and maintenance businesses. In addition we experienced higher selling, general and administrative expenses including higher stock-based compensation expenses in 2008. The 2007 results for our utility steam system fabrication and industrial boiler projects business included particularly high levels of related settlements, change orders and contract close-outs.

Gains (losses) on asset disposals – net increased by $9.5 million for the nine months ended September 30, 2008 primarily attributable to the sale of our facility in Dumbarton, Scotland.

Equity in income of investees decreased $2.8 million to $7.6 million for the nine months ended September 30, 2008, primarily attributable to material cost increases at our joint venture in China.

Corporate

Unallocated corporate expenses increased approximately $3.9 million to $32.7 million in the nine months ended September 30, 2008, as compared to $28.8 million for the corresponding period in 2007, primarily attributable to increased stock-based compensation expense, increased labor expenses attributable to higher headcount, increased retirement expenses and higher expenses associated with our development of a global human resources management system. These increases were partially offset by improved results from our captive insurers.

Other Income Statement Items

Interest income decreased $15.9 million to $29.5 million in the nine months ended September 30, 2008, primarily due to a decrease in average cash equivalents and investments and prevailing interest rates.

Interest expense decreased $12.7 million to $5.7 million in the nine months ended September 30, 2008, primarily due to interest during the nine months ended September 30, 2007 on the B&W PGG term loan that was retired in April 2007 and lower amortization and costs on our credit facilities.

Other income (expense) – net improved by $5.6 million to income of $0.6 million in the nine months ended September 30, 2008 from expense of $5.0 million for the corresponding period in 2007, primarily due to currency exchange gains in the current period compared to currency exchange losses in 2007 as well as gains on the sale of securities in the current period.

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

In the nine months ended September 30, 2008, the provision for income taxes increased $14.7 million to $118.2 million, and income before provision for income taxes decreased $46.8 million to $504.5 million.  Our effective tax rate for the nine months ended September 30, 2008 was approximately 23.4%, as compared to 18.8% for the corresponding period in 2007.  The increase in our effective tax rate was primarily attributable to a higher mix of U.S. versus non-U.S. income and an unfavorable mix within our non-U.S. operations, resulting in a larger proportion of the total book income being taxed at higher rates in the nine months ended September 30, 2008 compared to the same period in 2007.  This increase was partially offset by certain tax assets and benefits totaling approximately $55 million which we recognized in the nine months ended September 30, 2008 associated primarily with the release of state valuation allowances and as a result of audit activity.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the nine months ended September 30,
	2008	2007	2008	2007	2008	2007
	(In thousands)		(In thousands)

United States	$281,105	$183,503	$59,369	$67,504	21.12%	36.79%
Non-United States	223,448	367,847	58,884	36,003	26.35%	9.79%

Total	$504,553	$551,350	$118,253	$103,507	23.44%	18.77%

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers. Backlog may not be indicative of future results.

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In millions)
Offshore Oil and Gas Construction	$4,956	$4,753
Government Operations	1,642	1,791
Power Generation Systems	2,834	3,276

Total Backlog	$9,432	$9,820

Of the September 30, 2008 backlog, we expect to recognize revenues as follows:

	Q4 2008	2009	Thereafter
	(Unaudited)
	(In approximate millions)
Offshore Oil and Gas Construction	$850	$2,500	$1,600
Government Operations	150	600	800
Power Generation Systems	500	1,100	1,200

Total Backlog	$1,500	$4,200	$3,600

At September 30, 2008 the Offshore Oil and Gas Construction backlog included approximately $1.3 billion related to contracts in or near loss positions, which are estimated to recognize future revenues with approximately one percent gross margins on average.  Typical of our business, our estimates of gross profit may improve based on improved productivity, decreased downtime and the successful settlement of change orders and claims with our customers.

At September 30, 2008, Government Operations' backlog with the U. S. Government was $1.6 billion, which was substantially fully funded. Only $7.2 million had not been funded as of September 30, 2008.

At September 30, 2008, Power Generation Systems’ backlog with the U. S. Government was $23.9 million, all of which was fully funded.

Liquidity and Capital Resources

Offshore Oil and Gas Construction

On June 6, 2006, one of our subsidiaries, J. Ray McDermott, S.A., entered into a senior secured credit facility with a syndicate of lenders (the “JRMSA Credit Facility”).  The JRMSA Credit Facility now provides for borrowings and issuances of letters of credit in an aggregate amount of up to $800 million and matures on June 6, 2011.  The proceeds of the JRMSA Credit Facility are available for working capital needs and other general corporate purposes of our Offshore Oil and Gas Construction segment.

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

The JRMSA Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.  At September 30, 2008, JRMSA was in compliance with all of the covenants set forth in the JRMSA Credit Facility.

At September 30, 2008, there were no borrowings outstanding and letters of credit issued under the JRMSA Credit Facility totaled $277.3 million. At September 30, 2008, there was $522.7 million available for borrowings or to meet letter of credit requirements under the JRMSA Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at September 30, 2008 would have been 5.43% per year.  In addition, JRMSA and its subsidiaries had $289.2 million in outstanding unsecured letters of credit under separate arrangements with financial institutions at September 30, 2008.

In December 2005, JRMSA, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc. (“JRM Middle East”), entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions to provide credit support for bank guarantees issued in connection with three major projects. On February 3, 2008, JRM Middle East entered into a new $88.8 million unsecured performance guarantee issuance facility to replace the $105.2 million facility, which it terminated on February 14, 2008.  The outstanding amount under the new facility is included in the $289.2 million of outstanding letters of credit referenced above.  This new facility continues to provide credit support for bank guarantees for the duration of the three projects. On an annualized basis, the average commission rate of the new facility is less than 1.5%, compared to less than 4.5% for the former facility.  JRMSA is also a guarantor of the new facility.

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
At September 30, 2008, BWXT was in compliance with all of the covenants set forth in the BWXT Credit Facility.

The BWXT Credit Facility only requires interest payments on a quarterly basis until maturity.  Amounts outstanding under the BWXT Credit Facility may be prepaid at any time without penalty.

At September 30, 2008, there were no borrowings outstanding and letters of credit issued under the BWXT Credit Facility totaled $42.7 million.  At September 30, 2008, there was $92.3 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at September 30, 2008 would have been 5.18 % per year.

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

The B&W PGG Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio within our Power Generation Systems segment and covenants that, among other things, restrict the ability of this segment to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. At September 30, 2008, B&W PGG was in compliance with all of the covenants set forth in the B&W PGG Credit Facility.

As of September 30, 2008, there were no outstanding borrowings and letters of credit issued under the B&W PGG Credit Facility totaled $199 million.  At September 30, 2008, there was $201 million available for borrowings or to meet letter of credit requirements under the B&W PGG Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at September 30, 2008 would have been 4.93% per year.

Based on the liquidity position of our Power Generation Systems segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by approximately $320.6 million to $1,207.7 million at September 30, 2008 from $1,528.3 million at December 31, 2007, primarily due to (1) cash used in operations, resulting from net contracts in progress and advance billings and pension liabilities and (2) purchases of property, plant and equipment.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, increased by approximately $389.7 million to a negative $615.5 million at September 30, 2008 from a negative $1,005.2 million at December 31, 2007, primarily due to the increase in the net amount of contracts in progress and advance billings.

Our net cash used in operations was approximately $107.1 million in the nine months ended September 30, 2008, compared to net cash provided by operations of approximately $959.3 million in corresponding period of 2007. This decrease was primarily attributable to changes in net contracts in progress and advance billings and a federal tax refund in April 2007 of $274 million reflected in the change in income taxes receivable.

Our net cash used in investing activities decreased by approximately $323.7 million to approximately $287.8  million in the nine months ended September 30, 2008 from approximately $611.5 million in the corresponding period for 2007. This decrease in net cash used in investing activities was primarily attributable to a greater use of cash in 2007 relating to acquisitions.

Our net cash provided by (used in) financing activities changed by approximately $230.3 million to net cash provided by financing activities of $11.1 million in the nine months ended September 30, 2008 from net cash used in financing activities of $219.2 million in the corresponding period of 2007, primarily due to the repayment of $250 million in borrowings under the B&W PGG Credit Facility in April 2007.

At September 30, 2008, we had restricted cash and cash equivalents totaling $68.5 million, $67.2 of which is held in restricted foreign accounts. and $1.3 million is required to meet reinsurance reserve requirements of our captive insurance companies.

At September 30, 2008, we had investments with a fair value of $524.9 million.  Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.  As of September 30, 2008, we had pledged approximately $30.6 million fair value of these investments in connection with certain reinsurance agreements.

Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized gain (loss) on investments is currently in an unrealized loss position totaling approximately $8.1 million at September 30, 2008. At December 31, 2007 we had unrealized gains on our investments totaling approximately $1.0 million. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations, and commercial paper. Based on our analysis of these investments, we believe that none of our available for sale securities are permanently impaired at September 30, 2008.

See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission,  and such information is accumulated and communicated to management as appropriate to allow timely decisions +regarding disclosure.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 3 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

The volatility and uncertainty of the credit markets may negatively impact us

We intend to finance our existing operations and initiatives with cash and cash equivalents, investments, cash flows from operations, and potential borrowings on our credit facilities. If adverse national and international economic conditions continue or deteriorate further, it is possible that we may not be able to fully draw upon our existing credit facilities and we may not be able to obtain financing at favorable terms. In addition, while we believe our current liquidity is adequate, continued deterioration in the credit markets could adversely affect the ability of our non-U.S. Government customers to pay us on time and the ability of our suppliers to meet our needs on a competitive basis.

Item 5.  Other Information

(a) On November 3, 2008, the Compensation Committee of our Board of Directors approved an amended form of Change-In-Control agreement for use with the following officers:  John A. Fees, Michael S. Taff, Brandon C. Bethards, Robert A. Deason, Liane K. Hinrichs, Preston Johnson, Jr., and John T. Nesser III.  Under these agreements generally, we would pay the officer a cash severance payment of two times the officer's annual base salary and bonus, a prorated bonus payment and, if applicable, a tax gross-up payment, if the officer is terminated for specified reasons within one year following a change in control.  The form of agreement was amended to (1) provide an additional payment of two times the annual cost of medical, dental and vision benefits and (2) conform the definition of “change in control” within the agreement to the definition used in our 2001 Directors and Officers Long-Term Incentive Plan.  Additionally, the Compensation Committee amended the form agreement for Mr. Fees to provide for a cash severance payment of 2.99 times the officer's salary and bonus, in addition to the other payments.

On November 4, 2008, our Board of Directors reviewed the annual base salary of our Chief Executive Officer, John A. Fees, and approved an increase in his salary, effective January 1, 2009, from $750,000 to $900,000.  Finally, on the same date, our Board of Directors approved an amended and restated Supplemental Executive Retirement Plan (the “SERP”) that was amended to (1) comply with the requirements of Section 409(A) of the Internal Revenue Code of 1986, as amended, and (2) conform the definition of “change in control” within the plan to the definition used in our 2001 Directors and Officers Long-Term Incentive Plan.

Item 6.  Exhibits

Exhibit 3.1 - McDermott International, Inc.'s Amended and Restated Articles of Incorporation.

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

Exhibit  10.1* - Separation Agreement dated as of September 30, 2008 by and between McDermott Incorporated and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated September 30, 2008 (File No. 1-08430)).

Exhibit 10.2* - Consultancy Agreement dated as of October 1, 2008 by and between McDermott Incorporated and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated September 30, 2008 (File No. 1-08430)).

Exhibit 10.3 – Form of Change-In-Control Agreement to be entered into between McDermott International, Inc. and John A. Fees.

Exhibit 10.4 – Form of Change-In-Control Agreement to be entered into between McDermott International, Inc. and several of its executive officers.

Exhibit 10.5 – McDermott International, Inc. Amended and Restated Supplemental Executive Retirement Plan.

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

November 5, 2008

EXHIBIT INDEX

Exhibit Number	Description

3.1	McDermott International, Inc.'s Amended and Restated Articles of Incorporation.

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

10.1*
Separation Agreement dated as of September 30, 2008 by and between McDermott incorporated and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated September 20, 2008 (File No. 1-08430)).

10.2*
Consultancy Agreement dated as of October 1, 2008 by and between McDermott Incorporated and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current report on Form 8-K dated September 30, 2008 (File No. 1-08430)).

10.3	Form of Change-In-Control Agreement to be entered into between McDermott International, Inc. and John A. Fees.

10.4	Form of Change-In-Control Agreement to be entered into between McDermott International, Inc. and several of its executive officers.

10.5	McDermott International, Inc. Amended and restated Supplemental Executive Retirement Plan.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*Incorporated by reference to the filing indicated.