Form 10-K
period 2008-12-31
MCDERMOTT INTERNATIONAL INC
filed 2009-03-02
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)	F O R M 1 0 – K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Large accelerated filer [✓]    Accelerated filer [   ]    Non-accelerated filer [   ]    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [✓]

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2008) was approximately $14.2 billion.

The number of shares of the registrant’s common stock outstanding at January 30, 2009 was 228,269,696.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

McDERMOTT INTERNATIONAL, INC.
INDEX - FORM 10-K

PART IV

Item 15.	Exhibits and Financial Statement Schedules	113

Signatures		119

Sixth Amendment, Consent and Waiver
Summary of 2009 Named Executive Officer Base Salary and Target EICP Compensation
2009 DSU Grant Agreement
2009 Performance Share Grant Agreement
2009 Stock Option Grant Agreement
2009 DSU Grant Agreement (Deason)
Ratio of Earnings to Fixed Charges
Significant Subsidiaries
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

PART I

Item 1.                 BUSINESS

General

McDermott International, Inc. (“MII”) is a leading global engineering and construction company with specialty manufacturing and service capabilities.   We provide a variety of products and services to customers in the energy and power industries, including utilities and other power generators, major and national oil companies, and the United States Government.  While we provide a wide range of products and services, our business segments are heavily focused on major projects.  At any given time, a relatively few number of projects can represent a significant part of our operations.   We have operations in more than 20 countries and over 20,000 employees worldwide.

MII was incorporated under the laws of the Republic of Panama in 1959 and is the parent company of the McDermott group of companies, including J. Ray McDermott, S.A. (“JRMSA”) and The Babcock & Wilcox Company (“B&W”).  In this Annual Report on Form 10-K, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.  MII’s common stock is listed on the New York Stock Exchange under the trading symbol MDR.

Business Segments

We operate in three business segments:  Offshore Oil and Gas Construction, Government Operations and Power Generation Systems.  For financial information about our segments, see Note 18 to our consolidated financial statements included in this report.

Offshore Oil and Gas Construction

Our Offshore Oil and Gas Construction segment includes the business and operations of JRMSA, J. Ray McDermott Holdings, LLC and their respective subsidiaries.  Through this segment, we supply services primarily to offshore oil and gas field developments worldwide, including the front-end design and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems.   We also provide comprehensive project management and procurement services, and we operate in most major offshore oil and gas producing regions, including the United States, Mexico, Canada, the Middle East, India, the Caspian Sea and Asia Pacific.

We operate a fleet of marine vessels used in major offshore construction and operate several fabrication facilities.  Our Offshore Oil and Gas Construction segment’s principal fabrication facilities are located in Indonesia on Batam Island, in Dubai, U.A.E., Altamira, Mexico and near Morgan City, Louisiana.  We also operate a portion of the Baku Deepwater Jacket Factory fabrication facility in Baku, Azerbaijan, which is owned by a subsidiary of the State Oil Company of the Azerbaijan Republic. These fabrication facilities are equipped with a wide variety of heavy-duty construction and fabrication equipment, including cranes, welding equipment, machine tools and robotic and other automated equipment. We fabricate a full range of offshore structures, from conventional jacket-type fixed platforms to intermediate water and deepwater platform configurations employing spar, compliant-tower and tension leg technologies, as well as floating, production, storage and off-loading (“FPSO”) technology.  For further details regarding our Offshore Oil and Gas Construction segment’s vessels and facilities, see Item 2, “Properties.”

Because of the more conducive weather conditions in certain geographic regions, most installation operations are conducted in the warmer months of the year in those areas, and many of our contracts are awarded with only a short period of time before the desired time of project performance.  Major construction vessels have few alternative uses and, because of their nature and the environment in which they work, have relatively high fixed costs.

Our Offshore Oil and Gas Construction segment’s activity depends mainly on the capital expenditures for offshore construction services of oil and gas companies and foreign governments for construction of development projects in the regions in which we operate.  This segment’s operations are generally capital intensive, and a number of factors influence its activities, including:
•	oil and gas prices, along with expectations about future prices;
•	the cost of exploring for, producing and delivering oil and gas;
•	the terms and conditions of offshore leases;
•	the discovery rates of new oil and gas reserves in offshore areas;
•	the ability of businesses in the oil and gas industry to raise capital; and
•	local and international political and economic conditions.

Government Operations

Our Government Operations segment includes the business and operations of BWX Technologies, Inc., Babcock & Wilcox Nuclear Operations Group, Inc., Babcock & Wilcox Technical Services Group, Inc. and their respective subsidiaries. Through this segment, we supply nuclear components, including the manufacture of U.S. Naval nuclear power systems for submarines and aircraft carriers, and provide various other services to the U.S. Government, including uranium processing, environmental site restoration services, and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”).

We have over 50 years of experience in the ownership and operation of large nuclear development, production and reactor facilities.  This segment’s principal operations include:
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

With manufacturing facilities located in Barberton, Ohio, Euclid, Ohio, Mount Vernon, Indiana, Lynchburg, Virginia and Erwin, Tennessee, our Government Operations segment specializes in the design and manufacture of close-tolerance and high-quality equipment for nuclear applications (for further details regarding our Government Operations segment’s facilities, see Item 2, “Properties”).  In addition, we are a leading manufacturer of critical nuclear components, fuels and assemblies for government and commercial uses. We have supplied nuclear components for DOE programs since the 1950s, and we are the largest domestic supplier of research reactor fuel elements for colleges, universities and national laboratories.  We also provide uranium-based products used for medical isotopes and convert or downblend high-enriched uranium into low-enriched fuel for use in commercial reactors to generate electricity. In addition, we have over 100 years of experience in supplying heavy fabrications for industrial use, including components for defense applications.

We work closely with the DOE supported non-proliferation program. Currently, this program is assisting in the development of a high-density, low-enriched uranium fuel required for high-enriched uranium test reactor conversions.  We have also been a leader in the receipt, storage, characterization, dissolution, recovery and purification of a variety of uranium-bearing materials. All phases of uranium downblending and uranium recovery are provided at our Lynchburg, Virginia and Erwin, Tennessee sites.

We manage and operate complex, high-consequence nuclear and national security operations for the DOE and the National Nuclear Security Administration (“NNSA”), primarily through our joint ventures, as further outlined in the “Joint Ventures” section of Item 1.  In addition to these joint ventures, Babcock & Wilcox Technical Services Clinch River, LLC was awarded a contract from USEC, Inc. in 2007 to manufacture classified metal parts for the American Centrifuge Program.

We have an experienced staff of design and manufacturing engineers capable of performing full scope, prototype design work coupled with manufacturing integration. The design, engineering and other capabilities of our Government Operations segment include:
•	steam separation equipment design and development;
•	thermal-hydraulic design of reactor plant components;
•	structural component design for precision manufacturing;
•	materials expertise in high-strength, low-alloy steels, nickel-based materials and others;
•	material procurement of tubing, forgings, weld wire; and
•	metallographic and chemical analysis.

Our Government Operations segment’s operations are generally capital intensive on the manufacturing side.  The demand for nuclear components by the U.S. Government comprises a substantial portion of this segment’s backlog.  We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future; however, such orders are subject to defense department budget constraints.

Power Generation Systems

Our Power Generation Systems segment includes the business and operations of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Nuclear Power Generation Group, Inc. (“B&W NPG”) and their respective subsidiaries.  Through this segment, we supply fossil-fired boilers, commercial nuclear steam generators and components, environmental equipment and components, and related services to customers in different regions around the world.  We design, engineer, manufacture, construct and service large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses.

Through this segment’s manufacturing facilities, which are located primarily in North America, we specialize in the fabrication of products used in the power generation industry and the provision of related services, including:
•	engineered-to-order services, products and systems for energy conversion worldwide and related auxiliary equipment, such as burners, pulverizer mills, soot blowers and ash handlers;
•	heavy-pressure equipment for energy conversion, such as boilers fueled by coal, oil, bitumen, natural gas, solid municipal waste, biomass and other fuels;
•	steam generators and reactor heads for nuclear power plants;
•
environmental control systems, including both wet and dry scrubbers for flue gas desulfurization, modules for selective catalytic reduction of the oxides of nitrogen, equipment to capture particulate matter, such as baghouses and electrostatic precipitators, and similar devices; and

•	power plant equipment and related heavy mechanical erection services.

For further details regarding our Power Generation Systems segment’s facilities, see Item 2, “Properties.”

We support operating plants with a wide variety of additional services, including the installation of new systems and replacement parts, engineering services, construction, maintenance and field technical services, such as condition assessments and inventory services to help customers respond quickly to plant interruptions.  We also provide power through cogeneration, refuse-fueled power plants and other independent power-producing facilities and participate in this market as contractors for engineer-procure-construct services, as equipment suppliers, as operations and maintenance contractors and as an owner.

Although it has been over 30 years since a new nuclear power plant commenced construction in the United States, we expect to participate in commercial nuclear projects and related opportunities in the future, through B&W NPG.  This subsidiary was formed during 2007 to bring together our specialized engineering, services and manufacturing capabilities within a dedicated organization focused on nuclear utility customers.

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

On February 22, 2006, B&W PGG and three of its subsidiaries (collectively the “Debtors”) exited from their asbestos-related Chapter 11 Bankruptcy proceedings (the “Chapter 11 Bankruptcy”), which were commenced on February 22, 2000.  The Chapter 11 Bankruptcy was initiated as a means to determine and resolve the asbestos-related liabilities of the Debtors.  The Chapter 11 Bankruptcy was resolved through a settlement, which led to our contribution of rights under various insurance policies, cash and a promissory note, with an aggregate value of approximately $2 billion, to a settlement trust, the channeling of asbestos-related personal injury claims to that trust and our retention of the equity ownership of the Debtors.  Due to the Chapter 11 Bankruptcy, we did not consolidate the results of operations of the Debtors and their subsidiaries in our consolidated financial statements from February 22, 2000 through February 22, 2006.

Acquisitions

During 2008 and 2007, we completed acquisitions for total cash costs of approximately $192 million and $334 million, respectively.  The following is a brief description of some of our key acquisitions:

Nuclear Fuel Services, Inc.  On December 31, 2008, our Government Operations segment completed its acquisition of Nuclear Fuel Services, Inc., a provider of specialty nuclear fuels and related services, for approximately $157 million, net of cash acquired.  This business enhances our position as a leading provider of nuclear manufacturing and services for government and commercial markets.

Secunda International Limited.  In July 2007, our Offshore Oil and Gas Construction segment acquired substantially all of the assets of Secunda International Limited, including 14 harsh-weather, multi-functional vessels and its shore-based operations.  This business adds growth potential to our Oil and Gas Construction business and was acquired for approximately $263 million, net of cash acquired.

Marine Mechanical Corporation.  In May 2007, our Government Operations segment completed its acquisition of Marine Mechanical Corporation, which designs, manufactures and supplies electro-mechanical equipment used by the United States Navy.  This business complements our other government-related nuclear activities and was acquired for approximately $71 million, net of cash acquired.

We continue to evaluate accelerated growth opportunities achievable through acquisition or consolidation, in addition to pursuing internal growth strategies to advance our position in the energy arena of engineering and construction.

Contracts

We execute our contracts through a variety of methods, including fixed-price, cost-plus, cost-reimbursable, day-rate and unit-rate basis or some combination of those methods.  Contracts are usually awarded through a competitive bid process, primarily based on price.  However, other factors that customers may consider include plant or equipment availability, technical capabilities of equipment and personnel, efficiency, safety record and reputation.

Fixed-price contracts are for a fixed amount to cover all costs and any profit element for a defined scope of work.  Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work.

We have contracts that extend beyond one year.  Most of our long-term contracts have provisions for progress payments. We attempt to cover anticipated increases in labor, material and service costs of our long-term contracts either through an estimate of such charges, which is reflected in the original price, or through risk-sharing mechanisms, such as escalation or price adjustments for items such as labor and commodity prices.

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments in profit proportionate to the percentage of completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.

Our contracts with the U.S. Government are subject to annual funding determinations.  In addition, contracts between the U.S. Government and its prime contractors usually contain standard provisions for termination at the convenience of the Government or the prime contractor.  The contracts for the management and operation of U.S. Government facilities are generally structured as five-year contracts with five-year renewal options, which are exercisable by the customer. These are cost-reimbursement contracts with a U.S. Government credit line with little corporate-funded working capital required. As a U.S. Government contractor, we are subject to federal regulations under which our right to receive future awards of new federal contracts would be unilaterally suspended or barred if we were convicted of a crime or indicted based on allegations of a violation of specific federal statutes.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts. While these letters of credit, bonds and guarantees may involve significant dollar amounts, historically, there have been no material payments to our customers under these arrangements.

In the event of a contract deferral or cancellation, we generally would be entitled to recover costs incurred, settlement expenses and profit on work completed prior to deferral or termination.  Significant or numerous cancellations could adversely affect our business, financial condition, results of operations and cash flows.

Backlog

Backlog represents the dollar amount of revenue we expect to recognize in the future from contracts awarded and in progress.  Not all of our expected revenue from a contract award is recorded in backlog for a variety of reasons, including projects awarded and completed within the same fiscal quarter.

Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog amounts.  Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers.

We generally include expected revenue of contracts in our backlog when we receive written confirmation from our customers.  We do not include expected revenue of contracts related to unconsolidated joint ventures in our backlog.

Our backlog at December 31, 2008 and 2007 was as follows:

	December 31,		December 31,
	2008		2007
	(Unaudited)
	(Dollars in millions)

Offshore Oil and Gas Construction	$4,457	46%	$4,753	49%
Government Operations	2,883	29%	1,791	18%
Power Generation Systems	2,476	25%	3,276	33%

Total Backlog	$9,816	100%	$9,820	100%

Of the December 31, 2008 backlog, we expect to recognize revenues as follows:

	2009	2010	Thereafter
	(Unaudited)
	(In approximate millions)

Offshore Oil and Gas Construction	$2,670	$1,240	$550
Government Operations	870	720	1,290
Power Generation Systems	1,240	540	700

Total Backlog	$4,780	$2,500	$2,540

At December 31, 2008 the Offshore Oil and Gas Construction backlog included approximately $1.1 billion related to contracts in or near loss positions, which are estimated to recognize future revenues with approximately zero percent gross margins on average.  Typical of our business, our estimates of gross profit may improve based on improved productivity, decreased downtime and the successful settlement of change orders and claims with our customers.

As of December 31, 2008, our backlog with the U.S. Government, primarily attributable to our Government Operations segment, was $2.9 billion (of which $5.9 million had not yet been funded), or approximately 29% of our total consolidated backlog.  We do not include the value of our management and operating contracts in backlog.

During the year ended December 31, 2008, the U.S. Government awarded new orders of approximately $1.5 billion to us, primarily in our Government Operations segment.  The amount of new orders awarded during the year ended December 31, 2008 does not include the acquired U.S. Government backlog of Nuclear Fuel Services, Inc. of $287.0 million recorded on the date of acquisition.  New awards from the U.S. Government are typically received by our Government Operations segment during the fourth quarter of each year.

Competition

The competitive environments in which each segment operates are described below:

Offshore Oil and Gas Construction.  We believe we are among the few offshore construction contractors capable of providing a full range of services in major offshore oil and gas producing regions of the world.  We believe that the substantial capital costs involved in becoming a full-service offshore construction contractor create a significant barrier to entry into the market as a global, fully-integrated competitor.  We do, however, face substantial competition from regional competitors and less integrated providers of offshore construction services, such as engineering firms, fabrication facilities, pipelaying companies and shipbuilders.  A number of companies compete with us in each of the separate marine pipelay and construction and fabrication phases in various parts of the world. These competitors include Allseas Marine Contractors S.A.; Daewoo Engineering & Construction Co., Ltd.; Global Industries, Ltd.; NPCC (Abu Dhabi); Heerema Group; Hyundai Heavy Industrial Co., Ltd.; Kiewit Offshore Services, Ltd.; Nippon Steel Corporation; Saipem S.p.A.; Acergy S.A.; Technip S.A; and Samsung Heavy Industries Co., Ltd.

Government Operations.  We have unique capabilities that have allowed us to be a valued supplier of nuclear components for U.S. Naval programs since the 1950s.  Also, through this segment, we are engaged in a highly competitive business through our management and operation of U.S. Government facilities.  Many of our government contracts are bid as a joint venture, with one or more companies, in which we may have a minority position.  The performance of the prime or lead contractor can impact our reputation and our future competitive position with respect to that particular project and customer.  Competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include Bechtel National, Inc., URS Corporation, CH2M Hill, Inc., Fluor Corporation, Lockheed Martin Corporation, Jacobs Engineering Group, Inc. and EnergySolutions, Inc.

Power Generation Systems.   With more than 140 years of experience, we are in a strong position to provide some of the most advanced steam generating equipment, emissions control equipment and services. Having supplied worldwide capacity of more than 300,000 megawatts and some of the world’s largest and most efficient steam generating systems, we have the experience and technical capability to reliably convert the energy in a wide range of fuels to energy in steam. Our strong, installed based in North America yields competitive advantages in after-market services, although this share of the market is pressured by lower level suppliers.  Through this segment, we compete with: a number of domestic and foreign-based companies specializing in steam-generating systems, equipment and services, including Alstom S.A., Doosan Babcock, Babcock Power, Inc., Foster Wheeler Ltd., Mitsubishi Heavy Industries and Hitachi, Ltd.; a number of additional companies in the markets for environmental control equipment and related specialized industrial equipment and in the independent power-producing business; and other suppliers of replacement parts, repair and alteration services and other services required to retrofit and maintain existing steam systems.

Joint Ventures

We participate in the ownership of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we refer to as “joint ventures.”  Our Government Operations segment manages and operates complex, high-consequence nuclear and national security operations for the DOE and the National Nuclear Security Administration (“NNSA”) through its joint ventures.  We generally account for our investments in joint ventures under the equity method of accounting.  Our significant joint ventures are described below.

       Offshore Oil and Gas Construction
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

Government Operations
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

•
Idaho National Laboratory.  Through Bechtel BWXT Idaho, L.L.C., a limited liability corporation formed with Bechtel National, we manage the nuclear and national security operations of this site as a team member of the Battelle Energy Alliance, the operator of the site.  The Idaho National Laboratory is an 890-square mile DOE site near Idaho Falls, Idaho that serves nuclear, national security and scientific research purposes.  Operations at the facility include processing and managing radioactive and hazardous materials and nuclear reactor design, demonstration and safety.  The site includes 52 facilities, of which 12 are classified as Hazard Category 2.  A Hazard Category 2 designation is based on the quantities of radioactive materials at the facility and specified levels of radioactive/hazardous material released without mitigation.

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

•
Lawrence Livermore National Laboratory.  Lawrence Livermore National Security, LLC is a consortium, comprised of the University of California, Bechtel National, URS Corporation and us, which was awarded a contract in late 2007 to manage the facility in Livermore, California.  The laboratory serves as a national resource in science and engineering, focused on national security, energy, the environment and bioscience, with special responsibility for nuclear weapons.

•
Savannah River Site.  As an integrated contractor at this site, we are responsible for nuclear materials management and the startup and operation of a facility to extract tritium, a radioactive form of hydrogen used in the United States’ nuclear weapons program.  In January 2008, the management and operations contract for the site was awarded to a new team, which does not include  Babcock & Wilcox Technical Services Group, Inc., but does include Nuclear Fuel Services, Inc. as an integrated subcontractor.  In December 2008, our team, consisting of URS Corporation, Bechtel National, CH2M Hill, AREVA Federal Services and us, won the liquid waste management and nuclear cleanup contract for the site.  The Savannah River Site is a 310-square mile DOE industrial complex, located in Aiken, South Carolina, dedicated to the processing and storing of nuclear materials in support of the national defense and U.S. nuclear nonproliferation efforts.  The site also develops and deploys technologies to improve the environment and treat nuclear and hazardous wastes.

Power Generation Systems
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

•
Halley & Mellowes Pty. Ltd.  Diamond Power International, Inc. (“DPS”), one of our wholly owned subsidiaries, owns an interest in this Australian company. Halley & Mellowes Pty. Ltd. is complementary to DPS and has helped DPS to become the largest supplier of boiler-cleaning equipment in the world. Halley & Mellowes Pty. Ltd. sells soot blowers, boiler cleaning equipment, valves and material handling equipment, all of which are complementary to DPS’s product lines. In addition, Halley & Mellowes Pty. Ltd. shares the same customer base as DPS and is basically an extension of DPS’s operations.

•
Babcock & Wilcox Beijing Company, Ltd.  We own equal interests in this entity with Beijing Jingcheng Machinery Electric Holding Company, Ltd. Babcock & Wilcox Beijing Company, Ltd. is located in Beijing, China, and its main activities are the design, manufacturing, production and sale of various power plant and industrial boilers. It operates the largest heavy drum shop in northern China.  We formed this entity to expand our markets internationally and to provide additional capacity to our Power Generation Systems segment’s existing boiler business.

Foreign Operations

Our Government Operations segment generates all of its revenues from customers within the United States.  Our Offshore Oil and Gas Construction segment and Power Generations Systems segment revenues, net of intersegment revenues, and income derived from operations located outside of the United States, as well as the approximate percentages to our total consolidated revenues and total consolidated segment income, respectively, for each of the last three years were as follows (dollars in thousands):

	Revenues		Segment Income
	Amount	Percent of Consolidated	Amount	Percent of Consolidated

Offshore Oil and Gas Construction:
Year ended December 31, 2008	$2,829,241	43%	$149,960	25%
Year ended December 31, 2007	$2,170,596	39%	$413,666	55%
Year ended December 31, 2006	$1,378,339	33%	$217,181	52%

Power Generation Systems:
Year ended December 31, 2008	$526,080	8%	$72,197	12%
Year ended December 31, 2007	$411,459	7%	$49,122	6%
Year ended December 31, 2006	$415,995	10%	$32,050	8%

For additional information on the geographic distribution of our revenues, see Note 18 to our consolidated financial statements included in this report.

Customers

We provide our products and services to a diverse customer base, including utilities and other power producers, multinational and state-owned oil and gas companies, businesses in various process industries, such as pulp and paper mills, petrochemical plants, oil refineries, steel mills and the U.S. Government. Our five largest customers, as a percentage of our total consolidated revenues, during the years ended December 31, 2008 and 2007 were as follows:

Year Ended December 31, 2008:
U.S. Government	12%
Ras Laffan Liquified Natural Gas Company	8%
Cuu Long Joint Operating Co.	5%
Reliance Industries Limited	5%
American Electric Power Company, Inc.	4%

Year Ended December 31, 2007:
U.S. Government	12%
Azerbaijan International Operating Company	6%
Shell Oil	5%
American Electric Power Company, Inc.	5%
TXU Corp.	4%

The U.S. Government is the primary customer of our Government Operations segment, comprising 89% and 97% of segment revenues for the years ended December 31, 2008 and 2007, respectively.

Customers that account for a significant portion of revenues in one year may represent an immaterial portion of revenues in subsequent years.

Raw Materials and Suppliers

Our operations use raw materials, such as carbon and alloy steels in various forms and components and accessories for assembly, which are available from numerous sources.  We generally purchase these raw materials and components as needed for individual contracts.  Our Offshore Oil and Gas Construction and Power Generation Systems segments do not depend on a single source of supply for any significant raw materials.  Our Government Operations segment relies on several single-source suppliers for materials used in its products.  We believe these suppliers are viable, and we and the U.S. Government expend significant effort to maintain the supplier base for our Government Operations segment.

Although shortages of some raw materials have existed from time to time, no serious shortage exists at the present time.

Employees

At December 31, 2008, we employed approximately 26,400 persons worldwide, compared with 28,400 at December 31, 2007.  Approximately 7,600 of our employees were members of labor unions at December 31, 2008, compared with approximately 8,300 at December 31, 2007.  Many of our operations are subject to union contracts, which we customarily renew periodically.  We consider our relationships with our employees to be satisfactory.

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

Research and Development Activities

We conduct our principal research and development activities through individual business units at our various manufacturing plants and engineering and design offices. Our research and development activities cost approximately $57.8 million, $52.0 million and $45.2 million in the years ended December 31, 2008, 2007 and 2006, respectively.  Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Of our total research and development expenses, our customers paid for approximately $17.7 million, $16.5 million and $26.5 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Hazard Risks and Insurance

Our operations present risks of injury to or death of people, loss of or damage to property, and damage to the environment.  We conduct difficult and frequently precise operations in very challenging and dynamic locations. We have created loss control systems to assist us in the identification and treatment of the hazard risks presented by our operations, and we endeavor to make sure these systems are effective.

As loss control measures will not always be successful, we seek to establish various means of funding losses and liability related to incidents or occurrences.  We primarily seek to do this through contractual protections, including waivers of consequential damages, indemnities, caps on liability, liquidated damage provisions, and access to the insurance of other parties.  We also procure insurance, operate our own “captive” insurance companies, and/or establish funded or unfunded reserves.  However, none of these methods will ensure that all risks have been adequately addressed.

Depending on competitive conditions, the nature of the work, industry custom and other factors, we may not be successful in obtaining adequate contractual protection from our customers and other parties against losses and liabilities arising out of or related to the performance of our work. The scope of the protection may be limited, may be subject to conditions and may not be supported by adequate insurance or other means of financing. In addition, we sometimes have difficulty enforcing our contractual rights with others following a material loss.

Similarly, insurance for certain potential loses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical.  Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures (for example, windstorm coverage following the hurricane losses in the Gulf of Mexico in 2005).  Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of a vessel), property losses from wind and flood events, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), liability related to our executives participating in the management of certain outside entities, professional liability/errors and omissions coverage, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control.  In cases where we place insurance, we are subject to the credit worthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.

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

Although we do not own or operate any nuclear reactors, we have some coverage under commercially available nuclear liability and property insurance for three locations that are currently licensed to possess special nuclear materials.   Two of these locations are at our Lynchburg, Virginia site, and the other location is at our Erwin, Tennesse site.  The Lynchburg facilities are insured under a nuclear liability policy that also insures the facility of AREVA Enterprises, Inc. (“AREVA”), which we sold during the fiscal year ended March 31, 1993.  The AREVA facility and our facility share the same nuclear liability insurance limit, as the commercial insurer would not allow AREVA to obtain a separate nuclear liability insurance policy.  The Erwin facility is also insured under a separate nuclear liability policy.  Due to the type of contracts with the U.S. Government, our facilities in Lynchburg and Erwin have statutory indemnity and limitation of liability under the Price-Anderson Act for public liability claims related to nuclear incidents.  However, we have some risk of loss for nuclear material and are not able to buy insurance to insure against this potential liability.

Our Government Operations segment participates in the management and operation of various U.S. Government facilities.  This participation is customarily accomplished through the participation in joint ventures with other contractors for any given facility.  Insurable liabilities arising from these sites are rarely protected by our corporate insurance program.  Instead, we rely on government contractual agreements, insurance purchased specifically for a site and certain specialized self-insurance programs funded by the U.S. Government.  The U.S. Government has historically fulfilled its contractual agreement to reimburse its contractors for covered claims, and we expect it to continue this process during our participation in the administration of these facilities.  However, in most of these situations in which the U. S. Government is contractually obligated to pay, the payment obligation is subject to the availability of authorized government funds.  The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.

Our wholly owned “captive” insurance subsidiaries provide workers compensation, employer’s liability, commercial general liability, maritime employer’s liability and automotive liability insurance to support our global operations.  These captives have, from time to time, in the past provided builder’s risk and marine hull insurance to our companies.  We may also have business reasons in the future to have these insurance subsidiaries accept other risks which we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively.  These insurance subsidiaries have not provided significant amounts of insurance to unrelated parties.  Claims as a result of our operations could adversely impact the ability of these captive insurers to respond to all claims presented.

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

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $11.5 million in the year ended December 31, 2008. In addition, compliance with existing environmental regulations necessitated capital expenditures of $2.2 million in the year ended December 31,

2008.  We expect to spend another $4.9 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.

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

We have been identified as a potentially responsible party at various cleanup sites under CERCLA. CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct.  Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site.  We have not been determined to be a major contributor of wastes to any of these sites.  On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.

Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites.  During the fiscal year ended March 31, 1995, one of our subsidiaries decided to close its nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the "Parks Facilities") and proceeded to decommission the facilities in accordance with its then-existing license from the Nuclear Regulatory Commission (“NRC”).  The facilities were subsequently transferred to another subsidiary of ours in the fiscal year ended March 31, 1998, and, during the fiscal year ended March 31, 1999, that subsidiary reached an agreement with the NRC on a plan that provided for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2003.  An application to terminate the NRC license for the Parks Township facility was filed, and the NRC terminated the license in 2004 and released the facility for unrestricted use.  For a discussion of certain civil litigation we are involved in concerning the Parks Facilities, see Note 11 to our consolidated financial statements included in this report.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials.  As a result of these activities, we are subject to continuing reviews by governmental agencies, including the Environmental Protection Agency and the NRC.

The NRC’s decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its facilities at the end of its service life.  We will continue to provide financial assurance aggregating $28.9 million during the year ending December 31, 2009 with existing letters of credit for the ultimate decommissioning of all of these licensed facilities, except two.  These two facilities, which represent the largest portion of our eventual decommissioning costs, have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE, including the costs to complete the decommissioning projects underway at the Erwin facility.

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

At December 31, 2008 and 2007, we had total environmental reserves, including provisions for the facilities discussed above, of $41.9 million and $18.8 million, respectively.  Of our total environmental reserves at December 31, 2008 and 2007, $8.9 million and $7.0 million, respectively, were included in current liabilities.  Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress.  Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

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

In addition, various statements in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements.  Those forward-looking statements appear in Item 1 – “Business” and Item 3 – “Legal Proceedings” in Part I of this report and in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report.  These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.  We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	decisions about offshore developments to be made by oil and gas companies;
•	decisions on spending by the U.S. Government and electric power generating companies;
•	the highly competitive nature of most of our businesses;
•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;
•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	rapid technological changes;
•	the realization of deferred tax assets, including through a reorganization we completed in December 2006;

•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating acquired businesses;
•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East and Asia Pacific and the former Soviet Union;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the effects of asserted and unasserted claims;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our insurance captives; and
•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement.

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

Prices for oil and gas have historically been extremely volatile and have reacted to changes in the supply of and demand for oil and natural gas (including changes resulting from the ability of the Organization of Petroleum Exporting Countries to establish and maintain production quotas), domestic and worldwide economic conditions and political instability in oil producing countries.  We anticipate prices for oil and natural gas will continue to be volatile and affect the demand for and pricing of our offshore construction services. A material decline in oil or natural gas prices or activities over a sustained period of time could materially adversely affect the demand for our offshore construction services and, therefore, our financial condition, results of operations and cash flows.

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

A material decline in capital expenditures by electric power generating companies, paper companies and other steam-using industries over a sustained period of time could materially and adversely affect the demand for our power generation services and products and, therefore, our financial condition, results of operations and cash flows.

Our Government Operations segment is substantially dependent on a single customer.

Our Government Operations segment derives substantially all its revenue from the U.S. Government.  For the year ended December 31, 2008, the U.S. Government accounted for approximately 89% of this segment’s revenue.  Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying of payments to us.  In addition, some of our large multi-year contracts with the U.S. Government are subject to annual funding determinations.  As a result, we are subject to the uncertainties associated with U.S. Government budget restraints and other factors affecting government funding.  The termination of one or more of our government contracts, our suspension from government contract work, or the disallowance of a payment of any of our contract costs may have a material adverse affect on our financial condition, results of operations and cash flows.

We are subject to risks associated with contractual pricing in our industries, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses.

Our Offshore Oil and Gas Construction and Power Generation Systems segments are engaged in highly competitive industries, and they have a substantial number of their projects on a fixed-price basis.  Our actual costs could exceed our projections.  We attempt to cover increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses.  Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of raw materials, particularly steel, over the term of the contract.  These variations and the risks generally inherent in these industries may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects.  Some of these risks include:
•
Our engineering, procurement and construction projects may encounter difficulties in the design or engineering phases, related to the procurement of supplies, and due to schedule changes, equipment performance failures, and other factors that may result in additional costs to us, reductions in revenue, claims or disputes.

•
We may not be able to obtain compensation for additional work we perform or expenses we incur as a result of customer change orders or our customers providing deficient design or engineering information or equipment or materials.

•	We may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts.
•
Difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers or failures by third-party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs.

Our use of percentage-of-completion method of accounting could result in volatility in our results of operations.

We recognize revenues and profits under our long-term contracts in our segments on a percentage-of-completion basis.  Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates.  To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.  Our current estimates of our contract costs and the profitability of our long-term projects, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenue and profits could be material in future periods.

Our backlog is subject to unexpected adjustments and cancellations.

There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor project performance could increase the cost associated with a project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce the revenues and profits that we actually realize from projects in backlog.

Reductions in our backlog due to cancellation or modification by a customer or for other reasons may adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Many of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, we typically have no contractual right upon cancellation to the total revenues reflected in our backlog. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

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

Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.

We derive a significant portion of our revenues from international operations, including customers in the Middle East.  Our international operations are subject to political, economic and other uncertainties not generally encountered in our U.S. operations.  These include:
•	risks of war, terrorism, piracy and civil unrest;
•	expropriation, confiscation or nationalization of our assets;
•	renegotiation or nullification of our existing contracts;
•	changing political conditions and changing laws and policies affecting trade and investment;
•	overlap of different tax structures;
•	risk of changes in foreign currency exchange rates; and
•	risks associated with the assertion of foreign sovereignty over areas in which our operations are conducted.

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

Volatility and uncertainty of the credit markets may negatively impact us.

We intend to finance our existing operations and initiatives with cash and cash equivalents, investments, cash flows from operations, and potential borrowings under our credit facilities. If adverse national and international economic conditions continue or deteriorate further, it is possible that we may not be able to fully draw upon our existing credit facilities and we may not be able to obtain financing on favorable terms. In addition, while we believe our current liquidity is adequate for our normal operations and planned capital expenditures in 2009, continued deterioration in the credit markets could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis.

Our credit facilities impose restrictions that could limit our operating and investment flexibility within each of our segments.

Each of our three principal operating segments is financed on a stand-alone basis. A significant subsidiary in each of these segments maintains a separate credit facility that permits borrowings for working capital and other needs for itself and other subsidiaries within its segment, as well as letters of credit for projects conducted by it or other subsidiaries within its segment. Each of those credit facilities contains financial and non-financial covenants which, among other things, limit our ability to move capital among our segments. As a result, we are limited in our ability to fund a segment's operating needs and investments in capital projects or acquisitions by the capital resources available within that segment and at our parent company, MII. This limitation could limit our operating and investment flexibility within each segment in the event an operational need or capital investment or acquisition opportunity arises within a segment that requires funding in excess of the amount available to that segment, even where other funding is available within our consolidated group of companies.

We depend on significant customers.

Our three segments derive a significant amount of their revenues and profits from a relatively small number of customers in a given year.  The inability of these segments to continue to perform services for a number of their large existing customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.  Our significant customers include federal government agencies, utilities, and major and national oil and gas companies.

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

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results.  As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel.  If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be adversely affected.  While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both.  If either of these events occurred for a significant period of time, our financial condition, results of operations and cash flows could be adversely impacted.

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

We may pursue growth through the acquisition of businesses or assets that we believe will enable us to strengthen or broaden the types of projects we execute and also expand into new markets.  We may be unable to implement this growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons.  Moreover, an acquisition involves certain risks, including:
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

Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of former nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations.  These requirements are complex and subject to frequent change.  In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them.  Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate.  Such expenditures and liabilities may adversely affect our business, financial condition, results of operations and cash flows.  See Section H in Item 1 above for further information.  In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from alleged contamination of the environment or personal injuries caused by releases of hazardous substances into the environment.  For a discussion of legal proceedings of this nature in which we are currently involved, see Note 11 to our consolidated financial statements included in this report.

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

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting and various other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that are related to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting, which could weaken our ability to win contracts and result in reduced revenues and profits.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or our 1976 Consent Decree.

The U.S. Foreign Corrupt Practices Act (“FCPA”) generally prohibits companies and their intermediaries from making improper payments to non-U.S. officials. We are also subject to a Consent Decree entered into in 1976 with the U.S. Securities and Exchange Commission. The 1976 Consent Decree forbids us, among other things, from making payments in the nature of a commercial bribe to any customer or supplier to induce the purchase or sale of goods, services or supplies.  Our training program and policies mandate compliance with the FCPA and the 1976 Consent Decree.  We operate in many parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.  Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for FCPA or 1976 Consent Decree violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Systems and information technology interruption could adversely impact our ability to operate.

We depend on our information technology systems for many aspects of our business. Our business may be adversely affected if our systems are disrupted or if we are unable to improve, upgrade, integrate or expand our systems to meet our changing needs.  Any damage, delay or loss of critical data associated with our systems may delay or prevent certain operations and may materially adversely affect our financial condition, results of operations and cash flows.

We are subject to other risks, including legal proceedings that we discuss in other sections of this annual report.

For discussions of various factors that affect the demand for our products and services in our segments, see the discussions under the heading “Business Segments” in Item 1 above.  For a discussion of our insurance coverages and uninsured exposures, see the discussions under the heading “Insurance” in Item 1 above.  For discussions of various legal proceedings in which we are involved, in addition to those we refer to above, see Note 11 to our consolidated financial statements included in this report.

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

Item 1B.                             UNRESOLVED STAFF COMMENTS

None

Item 2.                 PROPERTIES

The following table provides the segment name, location, and general use of each of our principal properties at December 31, 2008 that we own or lease.
Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Offshore Oil & Gas Construction
Dubai (Jebel Ali), U.A.E.	Engineering office / fabrication facility	Leased (2015)(2)
Chennai, India	Engineering office	Leased (2009-2011)
Batam Island, Indonesia	Fabrication facility	Owned / Leased(3)
Singapore, Singapore	Engineering / administrative office	Leased (2011)
Jakarta, Indonesia	Engineering / administrative office	Leased (2009-2010)
Baku, Azerbaijan	Operations / administrative office	Leased(4)
Altamira, Mexico	Fabrication facility	Owned / Leased(3)
Houston, Texas	Engineering / operations / administrative office	Leased (2011)
Morgan City, Louisiana	Fabrication facility	Leased (2009-2048)(1)
New Orleans, Louisiana	Engineering office	Leased (2011)
Halifax, Nova Scotia, Canada	Administrative office	Leased (2010)

Government Operations
Lynchburg, Virginia	Administrative office	Leased (2011)
Lynchburg, Virginia	Manufacturing facility(6)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned / Leased(5)
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility	Owned

Power Generation Systems
Barberton, Ohio	Manufacturing facility / administrative office	Owned(7)
Lynchburg, Virginia	Administrative office	Leased (2015)
West Point, Mississippi	Manufacturing facility	Owned(7)
Lancaster, Ohio	Manufacturing facility	Owned(7)
Copley, Ohio	Warehouse / service center	Owned(7)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Esbjerg, Denmark	Manufacturing facility	Owned(7)
Melville, Saskatchewan, Canada	Manufacturing facility	Owned
Jingshan, Hubei, China	Manufacturing facility	Owned(7)

(1)
As a result of renewal options on the various tracts comprising the Morgan City fabrication facility, we have the ability, within our sole discretion, to continue leasing almost all the land we are currently using for that facility until 2048.

(2)	Approximately 33,000 square feet of the Dubai facility is leased with a lease expiration date of 2010.

(3)	The Batam Island and Altamira facilities are owned by us; however, the facilities are located on leased land with expiration dates of 2038 and 2036, respectively.

(4)	The Baku facility is not under a formal lease agreement, and payments are made to the facility owner on a monthly basis, without a governing contract in place.

(5)
We acquired the Euclid facilities through a bond/lease transaction facilitated by the Cleveland Cuyahoga County Port Authority (the “Port”), whereby we acquired a ground parcel and the Port issued bonds, the proceeds of which were used to acquire, improve and equip the facilities, including the acquisition of the larger facility and a 40-year prepaid ground lease for the smaller facility.  We are leasing the facilities from the Port with an expiration date of 2014 but subject to certain extension options.

(6)
The Lynchburg, Virginia facility is our Government Operations segment’s primary manufacturing plant and is the nation’s largest commercial high-enriched uranium processing facility. The site is the recipient of the highest rating given by the Nuclear Regulatory Commission for license performance. The performance review determines the safe and secure conduct of operations of the facility. The site is also the largest commercial International Atomic Energy Agency-certified facility in the U.S.

(7)	These properties are encumbered by liens under existing credit facilities.

We also own or lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world. We consider each of our significant properties to be suitable and adequate for its intended use.

Through our Offshore Oil and Gas Construction segment, we operate a fleet of construction and multi-service vessels.   Our construction vessels range in length from 350 to 497 feet and are fully equipped with revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional equipment.   Our multi-service vessels have capabilities which include subsea construction, pipelay, cable lay and dive support.   Seven of our owned and/or operated major construction vessels are self-propelled.  Nine of our other self-propelled vessels are active in the offshore supply and service sector.  We also have a substantial inventory of specialized support equipment for intermediate water and deepwater construction and pipelay. In addition, we own or lease a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of our major marine construction vessels.  Most of our marine vessels are encumbered by liens under existing credit facilities.

The following table sets forth certain information with respect to the major construction and multi-service vessels utilized to conduct our Offshore Oil and Gas Construction business, including their location at December 31, 2008 (except where otherwise noted, each of the vessels is owned and operated by us):

Location and Vessel Name	Vessel Type	Year Entered Service/ Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
UNITED STATES
DB 50 (1)	Pipelay/Derrick	1988	4,400	20
Intermac 600 (2)	Launch/Cargo Barge	1973	—	—
MEXICO
Bold Endurance (1)	Multi-Service Vessel	1979	—	—
MIDDLE EAST
DB 101	Semi-Submersible Derrick	1978/1984	3,500	—
DB 27	Pipelay/Derrick	1974/1984	2,400	60
DB 16 (1)	Pipelay/Derrick	1967/2000	860	30
DLB KP1	Pipelay/Derrick	1974	660	60
Agile (1)	Multi-Service Vessel	1978	—	—
Thebaud Sea (1)	Multi-Service Vessel	1999	—	—
ASIA PACIFIC
DB 30	Pipelay/Derrick	1975/1999	3,080	60
DB 26	Pipelay/Derrick	1975	900	60
Emerald Sea (1)	Multi-Service Vessel	1996/2007	—	—
Intermac 650 (3)	Launch/Cargo Barge	1980/2006	—	—

(1)	Vessel with dynamic positioning capability
(2)	The dimensions of this vessel are 500’ x 120’ x 33’
(3)	The overall dimensions of this vessel are 650’ x 170’ x 40’

Governmental regulations, our insurance policies and some of our financing arrangements require us to maintain our vessels in accordance with standards of seaworthiness and safety set by governmental authorities or classification societies. We maintain our fleet to the standards for seaworthiness, safety and health set by the American Bureau of Shipping, Den Norske Veritas, Lloyd’s Register of Shipping and other world-recognized classification societies.

Item 3.  LEGAL PROCEEDINGS

The information set forth under the heading “Investigations and Litigation” in Note 11, “Contingencies and Commitments,” to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

Item 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

P A R T   I I

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol MDR.  In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company’s Manual, we submitted the Annual CEO Certification to the New York Stock Exchange in 2008.  Additionally, we filed certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2, respectively, included as exhibits to this report.

High and low stock prices by quarter in the years ended December 31, 2008 and 2007, as adjusted for the two-for-one stock split effected in September 2007, were as follows:

YEAR ENDED DECEMBER 31, 2008
	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2008	$63.01	$37.17
June 30, 2008	$67.14	$51.22
September 30, 2008	$63.48	$23.68
December 31, 2008	$25.50	$5.98

YEAR ENDED DECEMBER 31, 2007
	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2007	$27.99	$22.16
June 30, 2007	$42.41	$23.96
September 30, 2007	$55.30	$34.32
December 31, 2007	$62.78	$45.69

We have not paid cash dividends on MII’s common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend at this time.  Our Board of Directors will evaluate our cash dividend policy from time to time.

As of January 30, 2009, there were approximately 3,120 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	756,164	$5.37	6,465,314

Equity compensation plans not approved by security holders (1)	563,870	$3.38	-

Total	1,320,034	$4.52	6,465,314
(1) Reflects information on our 1992 Senior Management Stock Plan, which is our only equity compensation plan that has not been approved by our stockholders and that has any outstanding awards that have not been exercised. We are no longer authorized to grant new awards under our 1992 Senior Management Stock Plan.

The following graph provides a comparison of our five-year, cumulative total shareholder return from December 2003 through December 2008 to the return of S&P 500 and our custom peer group.

    The peer group used for the five-year comparison was comprised of the following companies:

•	Cal Dive International, Inc.
•	Chicago Bridge & Iron Company N.V.
•	Fluor Corporation
•	Foster Wheeler, Ltd.
•	Jacobs Engineering Group, Inc.
•	KBR, Inc.
•	Oceaneering International, Inc.
•	The Shaw Group, Inc.
•	URS Corporation

Item 6.                 SELECTED FINANCIAL DATA
	For the Years Ended
	2008	2007	2006(1)(4)	2005(2)(5)	2004(2)(6)
	(In thousands, except for per share amounts)

Revenues	$6,572,423	$5,631,610	$4,120,141	$1,839,740	$1,912,910

Income from Continuing Operations	$429,302	$607,828	$317,621	$205,583	$63,123
Net Income	$429,302	$607,828	$330,515	$205,687	$59,919

Basic Earnings per Common Share(3):
Income from Continuing Operations	$1.89	$2.72	$1.46	$1.00	$0.32
Net Income	$1.89	$2.72	$1.52	$1.00	$0.30

Diluted Earnings per Common Share(3):
Income from Continuing Operations	$1.86	$2.66	$1.39	$0.94	$0.31
Net Income	$1.86	$2.66	$1.45	$0.94	$0.29

Total Assets	$4,601,693	$4,411,486	$3,633,762	$1,709,962	$1,419,788
Current Maturities of Long-Term Debt	$9,021	$6,599	$257,492	$4,250	$12,009
Long-Term Debt	$6,109	$10,609	$15,242	$207,861	$268,011

(1) Results for the year ended December 31, 2006 include approximately ten months for the principal operating subsidiaries of our Power Generation Systems segment, which were reconsolidated into our results effective February 22, 2006. We did not consolidate the results of operations of these entities in our consolidated financial statements from February 22, 2000 through February 22, 2006 due to the Chapter 11 Bankruptcy. See Note 21 to our consolidated financial statements included in this report for information on the Chapter 11 Bankruptcy. Additionally, the results for the year ended December 31, 2006 have been restated to reflect the impact of the change in accounting for drydocking costs, as discussed in Note 1 to our consolidated financial statements included in this report.

(2) Financial data for the years ended December 31, 2005 and 2004 have been restated to reflect the impact of discontinued operations, as discussed in Note 3 to our consolidated financial statements included in this report, and to reflect the impact of the change in accounting for drydocking costs, as discussed in Note 1 to our consolidated financial statements included in this report. Also, we did not consolidate the results of operations of the principal operating subsidiaries of our Power Generation Systems segment in our consolidated financial statements from February 22, 2000 through February 22, 2006 due to the Chapter 11 Bankruptcy. See Note 21 to our consolidated financial statements included in this report for information on the Chapter 11 Bankruptcy.

(3) Per share amounts for the years ended December 31, 2006, 2005 and 2004 have been restated to reflect the stock splits effected during the years ended December 31, 2007 and 2006, as discussed in Note 9 to our consolidated financial statements included in this report.

(4) Results for the year ended December 31, 2006 include $15 million attributable to profit deferred since the inception of a project with Dolphin Energy Ltd., a $16 million non-cash impairment associated with our former joint venture in Mexico, a $27 million provision for warranty, insurance and the settlement of litigation, $54 million of expense associated with the retirement of debt and a $78 million tax benefit resulting from the reversal of the deferred tax asset valuation allowance.

(5) Results for the year ended December 31, 2005 include the reversal of a federal deferred tax valuation allowance adjustment totaling $50 million.

(6) Results for the year ended December 31, 2004 include a before- and after-tax gain on the settlement of our U.K. pension plan of $28 million.

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

Outlook

Offshore Oil and Gas Construction

We expect the backlog of our Offshore Oil and Gas Construction segment of approximately $4.5 billion at December 31, 2008 to produce revenues for 2009 of approximately $2.7 billion, not including any change orders or new contracts that may be awarded during the year. The total backlog at December 31, 2008 includes approximately $1.1 billion related to contracts in or near loss positions, which are estimated to recognize future revenues with approximately zero percent gross margins on average.  Typical of our business, our estimates of gross profit may improve based on improved productivity, decreased downtime and the successful settlement of change orders and claims with our customers.

Through this segment, we are actively bidding on and, in some cases, beginning preliminary work on projects that we expect will be awarded to it in 2009, subject to successful contract negotiations, which are not currently in backlog.  Our liquidity position for this segment remains strong, and we expect it to remain so throughout 2009.

The demand for our Offshore Oil and Gas Construction segment’s products and services is dependent primarily on the capital expenditures of the world’s major oil and gas producing companies and foreign governments for construction of development projects in the regions in which we operate.  In recent years, the worldwide demand for energy, along with high prices for oil and gas, has led to strong levels of capital expenditures by the major oil and gas companies and foreign governments.  However, a slowdown in economic activity caused by the recent economic downturn could reduce worldwide demand for energy and result in an extended period of lower oil and natural gas prices.  Perceptions of longer-term lower oil and natural gas prices by the major oil and gas companies and foreign governments could lead these companies and governments to reduce or defer major capital expenditures, which would reduce the level of offshore construction activity.  Although we have experienced few delays to date, lower levels of activity would result in a decline in the demand for our Offshore Oil and Gas Construction segment’s services.

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

Government Operations

We expect the backlog of our Government Operations segment of approximately $2.9 billion at December 31, 2008 to produce revenues for 2009 of approximately $870 million, not including any change orders or new contracts that may be awarded during the year.  Our liquidity position for this segment remains strong, and we expect it to remain so throughout 2009.

The revenues of our Government Operations segment are largely a function of defense spending by the U.S. Government.  As a supplier of major nuclear components for certain U.S. Government programs, we are a significant participant in the defense industry.  With our unique capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Government Operations segment is well-positioned to continue to participate in the continuing cleanup, operation and management of the nuclear sites and weapons complexes maintained by the U.S. Department of Energy (the “DOE”).

Power Generation Systems

We expect the backlog of our Power Generation Systems segment of approximately $2.5 billion at December 31, 2008 to produce revenues for 2009 of approximately $1.2 billion, not including any change orders or new contracts that may be awarded during the year.  Through this segment, we are actively bidding on and, in some cases, beginning preliminary work on projects that we expect will be awarded to it in 2009, subject to successful contract negotiations, which are not currently in backlog.  Our liquidity position for this segment remains strong, and we expect it to remain so throughout 2009.

Our Power Generation Systems segment’s overall activity depends mainly on the capital expenditures of electric power generating companies and other steam-using industries.  This segment’s products and services are capital intensive. As such, customer demand is heavily affected by the variations in customers’ business cycles and by the overall economies of the countries in which they operate.

The current worldwide credit and economic environment, as well as short-term uncertainty regarding environmental regulations, has affected the utility industry more than other industries.  As a result of this, bookings during the fourth quarter of 2008 were below recent quarters.  While we have experienced few delays to date for existing projects, lower levels of activity would result in a decline in the demand for our Power Generation Systems segment’s services.

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

Other

At December 31, 2008, the underfunded status of our defined benefit plans, determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 87, Employers’ Accounting for Pensions, increased by approximately $396 million from 2007. This deterioration was primarily due to the losses on our plan assets in 2008. Because of this deterioration, we expect to incur an increase in pension expense totaling approximately $90 million in 2009 compared to 2008.

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  As of December 31, 2008, we had not accrued for approximately $108 million of potential liquidated damages that we believe we could incur based upon our current expectations of the time to complete certain projects in our Offshore Oil and Gas Construction segment.  We do not believe any claims for these potential liquidated damages are probable of being assessed. The trigger dates for the majority of these potential liquidated damages occurred during the fourth quarter of 2008. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for liquidated damages being assessed. However, we may not achieve relief on some or all of the issues. For certain other projects in our Offshore Oil and Gas Construction segment, we have currently provided for approximately $23 million in liquidated damages in our estimates of revenues and gross profit, of which approximately $17 million has been recognized in our financial statements to date, as we believe, based on the individual facts and circumstances, that these liquidated damages are probable.

During the year ended December 31, 2008, we recorded contract losses of approximately $146 million attributable to changes in our estimates on the expected costs to complete various projects, primarily in the Middle East operations of our Offshore Oil and Gas Construction segment.  These contract losses largely resulted from revised cost estimates due to (1) lower actual and forecasted productivity, (2) an increase in downtime on our marine vessels and (3) increased third-party costs, primarily on three Middle East pipeline installation projects.

A significant component of our net cash provided by operating activities resulted from the change in our net contracts in progress and advance billings components of working capital. In some years, significant liquidity has been provided by our advance billings on contracts in progress based on payments received from our customers. In the years ended December 31, 2007 and 2006, we generated cash flows from such activities on a net basis totaling $382.2 million and $331.0 million, respectively. As our customer cash advances are used in project execution and not replaced by advances on new projects, our liquidity position is reduced. We experienced this condition in the year ended December 31, 2008 when we realized a use of cash from net contracts in progress and advance billings totaling $630.5 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies.  We believe the following are our most critical accounting policies that we apply in the preparation of our financial statements.  These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts under the guidelines of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), issued by the American Institute of Certified Public Accountants.  The use of this method is based on our experience and history of being able to prepare reasonably dependable estimates of the cost to complete our projects.  Under this method, we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income.  Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors.  Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing of revenue and income recognition.   We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report.

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

Fixed-price contracts are required to be accounted for under the completed-contract method if we are unable to reasonably forecast cost to complete at start-up. For example, if we have no experience in performing the type of work on a particular project and were unable to develop reasonably dependable estimates of total costs to complete, we would follow the completed-contract method of accounting for such projects. Our management’s policy is not to enter into fixed-price contracts without an accurate estimate of cost to complete.  However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs.  In such a situation, we would use the completed-contract method of accounting for that project.  We did not enter into any such contracts during 2008 or 2007.

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

Self-Insurance.  We have several wholly owned insurance subsidiaries that provide workers’ compensation, employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance within certain limits and marine hull insurance to our companies. We may also have business reasons in the future to have these insurance subsidiaries accept other risks which we cannot or do not wish to transfer to outside insurance companies.  Reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverage discussed above. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid.

Pension Plans and Postretirement Benefits.  We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets.  We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension obligations.  Based on historical data and discussions with our actuary, we determine our expected return on plan assets based on the expected long-term rate of return on our plan assets and the market-related value of our plan assets.  Changes in these assumptions can result in significant changes in our estimated pension income or expense and our consolidated financial condition.  We revise our assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of our workforce.  These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings.  Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which resulted in the recognition of the funded status of our defined benefit pension plans and postretirement plans in our consolidated balance sheets included in this report.  See Note 7 to our consolidated financial statements included in this report for additional information related to SFAS No. 158.

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

Goodwill.  SFAS No. 142, Goodwill and Other Intangible Assets, requires us to perform periodic testing for impairment.  It requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss.  The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  Both steps of goodwill impairment testing involve significant estimates.  We have completed our annual review of goodwill for each of our segments as of December 31, 2008, which indicated that we had no impairment of goodwill.

Asset Retirement Obligations and Environmental Clean-up Costs.  We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a requirement of our licenses from the Nuclear Regulatory Commission.  In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss.  SFAS No. 143 applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service.  For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of clean-up activities, net of the anticipated effect of any applicable cost-sharing arrangements.  We adjust the estimated costs as further information develops or circumstances change.  An exception to this accounting treatment relates to the work we perform for one facility for which the U.S. Government is obligated to pay all the decommissioning costs.

Deferred Taxes.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  We believe that the deferred tax asset recorded as of December 31, 2008 is realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income.  If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made.  We will continue to assess the adequacy of the valuation allowance on a quarterly basis.  Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations.  Effective January 1, 2007, we adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as more fully discussed in Notes 1 and 5 to our consolidated financial statements included in this report.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”).  Under the fair value recognition provisions of this statement, the cost of employee services received in exchange for an award of equity instruments is measured at the grant date based on the fair value of the award.  Stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. We use the Black-Scholes model to determine the fair value of certain share-based awards, such as stock options.  The use of the Black Scholes model requires the use of highly subjective assumptions, such as the volatility of our stock price and our expected dividend yield.

Business Combinations.  Through December 31, 2008, we accounted for business combinations under the purchase accounting method pursuant to SFAS No. 141, Business Combinations.  The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of the tangible and intangible assets acquired is allocated to goodwill.  Effective January 1, 2009, we became subject to the provisions of the revised SFAS No. 141 (“SFAS 141(R)”).  SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurements and recognition of assets acquired, liability assumed and interests transferred as a result of business combinations.  It also provides disclosure requirements to assist users of the financial statements in evaluating the nature and financial effects of business combinations.

For further discussion of recently adopted accounting standards, see Note 1 to our consolidated financial statements included in this report.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

McDermott International, Inc. (Consolidated)

Consolidated revenues increased approximately 17%, or $1.0 billion, to $6.6 billion for year ended December 31, 2008, compared to $5.6 billion for the year ended December 31, 2007. Our Offshore Oil and Gas Construction segment generated a 30% increase in its revenues in the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily attributable to its Middle East and Asia Pacific regions. Our Power Generation Systems segment revenues increased approximately 2% in the year ended December 31, 2008, as compared to 2007. Our Government Operations segment revenues increased approximately 23% in the year ended December 31, 2008, compared to 2007, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs and for a commercial uranium enrichment project.

Consolidated segment operating income, which, for purposes of this discussion and the segment discussions that follow, is before equity in income (losses) of investees and gains (losses) on asset disposals and impairments – net, decreased $155.9 million from $707.3 million in the year ended December 31, 2007 to $551.4 million in 2008. The segment operating income of our Offshore Oil and Gas Construction segment decreased by $250.4 million, primarily attributable to contract losses recognized principally in our Middle East region and decreased activities in our Caspian and Asia Pacific regions. Our Power Generation Systems segment operating income increased by $75.6 million in the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily attributable to favorable cost improvements on a significant number of its projects.  Our Government Operations segment operating income increased by $18.8 million in the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily attributable to the higher volumes of manufacturing activity described above.

Offshore Oil and Gas Construction

Revenues increased approximately 30%, or $735.5 million, to $3,181.2 million in the year ended December 31, 2008 compared to $2,445.7 million in the year ended December 31, 2007, primarily due to increased revenues from our Asia Pacific ($420.5 million), Middle East ($403.5 million) and Americas ($105.3 million) regions.  In addition, we experienced increased revenues related to the additional vessels we acquired from Secunda International Limited in July 2007 ($41.0 million) and increased revenues resulting from a settlement of claims related to contracts previously completed in India ($44.9 million). These increases were partially offset by decreased revenues from our Caspian region ($279.0 million).

Segment operating income decreased $250.4 million from $397.6 million in the year ended December 31, 2007 to $147.2 million in 2008, primarily attributable to the recognition of approximately $146 million of contract losses in 2008 from increases in expected costs to complete various projects, principally in our Middle East region.  These contract losses largely resulted from revised cost estimates due to (1) lower actual and forecasted productivity, (2) an increase in downtime on our marine vessels and (3) increased third-party costs, primarily on three Middle East pipeline installation projects.  We also experienced a decrease in activities in our Caspian region and a decrease in change orders and cost savings in our Asia Pacific region in 2008 compared to 2007.  We realized total benefits from project close-outs, change orders and settlements totaling approximately $68 million for 2008 compared to approximately $138 million for 2007.  General and administrative expenses increased by $31.0 million in 2008 compared to 2007, primarily attributable to the increased employee headcount necessary to support our operations and higher stock-based compensation expense in 2008 totaling $2.0 million. Our 2008 operating income also reflects a gain on the settlement of the India contract claims referenced above totaling approximately $36 million.

Gains on asset disposals and impairments – net decreased $4.2 million from $6.8 million in the year ended December 31, 2007 to $2.6 million in 2008 attributable primarily to a gain on the sale of one of our vessels in 2007.

Equity in losses of investees decreased from $3.9 million in the year ended December 31, 2007 to $3.7 million for 2008.  These losses were primarily attributable to our share of expenses in our deepwater solutions joint venture.

Government Operations

Revenues increased approximately 23%, or $157.0 million, to $851.0 million in the year ended December 31, 2008 compared to $694.0 million for the year ended December 31, 2007, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs ($61.0 million), including increased contract procurement activities and additional volumes from Marine Mechanical Corporation, which we acquired in May 2007.   In addition, we experienced higher volumes in the manufacture of nuclear components for a commercial uranium enrichment project ($79.5 million) and higher revenues in our management and operating (“M&O”) contracts.

Segment operating income increased $18.9 million to $108.9 million in the year ended December 31, 2008 compared to $90.0 million in 2007, primarily attributable to the higher volumes in the manufacture of nuclear components for certain U.S. Government programs discussed above. In addition, we experienced higher volumes related to the commercial uranium enrichment project referenced above and a decrease in our pension expense.  These improvements were partially offset by the completion of a subcontract at a DOE clean-up site in Ohio during 2007 and the completion of M&O contracts at certain government sites.  We also experienced higher selling, general and administrative expenses, primarily due to increased bid and proposal costs.

Gains on asset disposals and impairments – net decreased by $1.6 million in the year ended December 31, 2008, attributable to the gain we recorded on the sale of our investment in a research and development venture during the year ended December 31, 2007.

Equity in income from investees increased $10.1 million to $41.4 million in the year ended December 31, 2008 compared to $31.3 million in 2007, primarily attributable to increased profitability from our joint ventures in Idaho, Tennessee and Louisiana.

Power Generation Systems

Revenues increased approximately 2%, or $46.7 million, to $2,550.9 million in the year ended December 31, 2008, compared to $2,504.2 million for the year ended December 31, 2007. In 2008, we experienced increased revenues from our fabrication, repair and retrofit of existing facilities ($127.2 million), nuclear service business ($58.3 million), boiler auxiliary equipment business ($22.3 million), industrial boilers business ($17.2 million) and replacement parts business ($12.9 million). These increases were partially offset by decreased revenues from our utility steam and system fabrication business ($206.5 million), due primarily to the absence in 2008 of approximately $178 million in revenues recognized from our termination and settlement agreement executed with TXU Corp. (“TXU”) on the cancellation of five contracts to supply TXU supercritical, coal-fired boilers and selective catalytic reduction systems (“SCRs”).

Segment operating income increased $75.6 million to $295.3 million in the year ended December 31, 2008, compared to $219.7 million in 2007, primarily attributable to improved margins in our utility steam and system fabrication business and increased volume and margins in our fabrication, repair and retrofit of existing facilities and replacement parts businesses. These increased margins were largely the result of favorable cost improvements on a significant number of our projects. In addition, we experienced increased volumes in our nuclear service business and lower pension plan expense in the year ended December 31, 2008.  Partially offsetting these increases were lower volumes and margins in our replacement nuclear steam generator business and lower margins in our nuclear service business.  We also experienced $27.4 million in higher selling, general and administrative expenses, including higher stock-based compensation expense totaling $2.9 million, in the year ended December 31, 2008.  In addition, in the year ended December 31, 2007, we recognized significant benefits resulting from contract terminations and a variety of settlements.

Gains (losses) on asset disposals and impairments – net increased $9.6 million for the year ended December 31, 2008, primarily attributable to the gain we recognized on the sale of the former location for our Dumbarton, Scotland facility, as the facility was moved to a new location in Dumbarton.

Equity in income from investees decreased $3.9 million to $10.4 million for the year ended December 31, 2008, primarily attributable to cost increases for materials at our joint venture in China.

Corporate

Unallocated Corporate expenses increased $0.7 million in the year ended December 31, 2008 to $41.9 million from $41.2 million in the year ended December 31, 2007, primarily attributable to increased departmental expenses and higher expenses associated with our development of a global human resources management system. These increases were partially offset by favorable results attributable to claim experience in our captive insurers and lower pension plan expense in the year ended December 31, 2008.

Other Income Statement Items

Interest income decreased $27.6 million to $34.4 million in the year ended December 31, 2008, primarily due to a decrease in average cash equivalents and investments and prevailing interest rates.

Interest expense decreased $15.1 million to $7.4 million in the year ended December 31, 2008, primarily due to interest during the year ended December 31, 2007 on the B&W PGG term loan that was retired in April 2007 and lower amortization and costs on our credit facilities.

Other expense – net decreased $0.4 million to $9.7 million in the year ended December 31, 2008, primarily due to higher currency exchange losses in 2008, offset by gains on sales of securities in 2008 and higher bad debt expense during 2007.

Provision for Income Taxes

For the year ended December 31, 2008, our provision for income taxes increased $20.2 million to $157.8 million, while income before provision for income taxes decreased $158.4 million to $587.1 million.  Our effective tax rate was approximately 27% for the year ended December 31, 2008, as compared to 18% for the year ended December 31, 2007.  The increase in the effective tax rate was primarily attributable to a higher mix of U.S. versus non-U.S. income and an unfavorable mix within our non-U.S. operations, including losses in jurisdictions where no tax benefit was available.  This increase was partially offset by certain tax assets and benefits totaling approximately $61.8 million, which we recognized from the release of state valuation allowances and as a result of audit activity.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions were as shown below:

	Income from Continuing Operations before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	2008	2007	2008	2007	2008	2007
	(In thousands)		(In thousands)

United States	$346,447	$266,984	$76,910	$84,251	22.20%	31.56%
Non-United States	240,667	478,481	80,902	53,386	33.62%	11.16%

Total	$587,114	$745,465	$157,812	$137,637	26.88%	18.46%

We are subject to U.S. federal income tax at a rate of 35% on our U.S. operations plus the applicable state income taxes on our profitable U.S. subsidiaries.  Our non-U.S. earnings are subject to tax at various tax rates and under various tax regimes, including deemed profits tax regimes.

During the year ended December 31, 2008, we recorded a reduction in FIN 48 liabilities of approximately $9.5 million, including estimated tax-related interest and penalties.

See Note 5 to our consolidated financial statements included in this report for further information on income taxes.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

McDermott International, Inc. (Consolidated)

Consolidated revenues increased approximately 37%, or $1.5 billion, to $5.6 billion for year ended December 31, 2007, compared to $4.1 billion for the year ended December 31, 2006. Our Offshore Oil and Gas Construction segment generated a 52% increase in its revenues in the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily attributable to its Middle East and Asia Pacific regions. In addition, our Power Generation Systems segment revenues increased approximately 33% in the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily attributable to 2006 including approximately ten months of revenues from B&W PGG and its subsidiaries, compared to 12 months for 2007, and the recognition of revenues of approximately $178 million during 2007 from our termination and settlement agreement executed with TXU on the cancellation of five contracts to supply TXU supercritical, coal-fired boilers and SCRs, as described above. Our Government Operations segment revenues increased approximately 10% in the year ended December 31, 2007, as compared to the year ended December 31, 2006.

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

Power Generation Systems

Revenues increased approximately 33%, or $615.6 million, to $2.5 billion in the year ended December 31, 2007, compared to $1.9 billion in the year ended December 31, 2006.  Due to the Chapter 11 Bankruptcy, our results for the year ended December 31, 2006 included approximately ten months of revenues from B&W PGG and its subsidiaries, compared to 12 months for the year ended December 31, 2007.  In addition, we recognized revenue totaling $178 million during the year ended December 31, 2007 from our termination and settlement agreement executed with TXU on the cancellation of five contracts to supply TXU supercritical, coal-fired boilers and SCRs, as described above.  Also, in the year ended December 31, 2007, we experienced increases in revenues from our replacement parts business ($36.3 million), our industrial boiler activity ($14.7 million) and our utility steam and system fabrication business ($222.0 million). These increases were partially offset by lower revenues from our replacement nuclear steam generator business ($10.8 million), a reduction in our field service revenues ($4.5 million) and a decrease in revenues from our fabrication, repair and retrofit of existing facilities ($8.8 million).

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

We recorded a reduction in interest expense during the year ended December 31, 2006 totaling approximately $13.2 million, attributable to a settlement we reached with U.S. and Canadian tax authorities related to transfer pricing issues.  Additionally, during the year ended December 31, 2006, we recorded an increase in interest expense totaling approximately $7.5 million for potential U.S. tax deficiencies.  These activities resulted in a net U.S. tax-related interest expense adjustment of approximately $5.7 million for the year ended December 31, 2006.

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

Income before provision for income taxes, provision for (benefit from) income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions were as shown below:

	Income from Continuing Operations before Provision for Income Taxes		Provision for (Benefit from) Income Taxes		Effective Tax Rate
	2007	2006	2007	2006	2007	2006
	(In thousands)		(In thousands)

United States	$266,984	$89,910	$84,251	$(8,446)	31.56%	(9.39)%
Non-United States	478,481	262,906	53,386	43,641	11.16%	16.60%

Total	$745,465	$352,816	$137,637	$35,195	18.46%	9.98%

We are subject to U.S. federal income tax at a rate of 35% on our U.S. operations plus the applicable state income taxes on our profitable U.S. subsidiaries.  Our non-U.S. earnings are subject to tax at various tax rates and under various tax regimes, including deemed profits tax regimes.

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

LIQUIDITY AND CAPITAL RESOURCES

Our overall liquidity position, which we generally define as our unrestricted cash and investments plus amounts available for borrowings under our credit facilities, continued to remain strong in 2008. Our liquidity position at December 31, 2008 decreased by approximately $100 million from December 31, 2007, mainly due to factors discussed below in connection with the changes in our cash flows from operating, investing and financing activities. We experienced a net use of cash in our operating activities in 2008 compared to net cash generated from operations in 2007. The major components of our net cash used in operating activities were the changes in our net contracts in progress and advance billings components of working capital. In some years, significant liquidity has been provided by our advance billings on contracts in progress, as a result of payments received from customers. In the years ended December 31, 2007 and 2006, we generated cash flows from such activities on a net basis totaling approximately $382 million and $331 million, respectively. As our customer cash advances are used in project execution and are not replaced by advances on new projects, our liquidity position is reduced. We experienced this condition in the year ended December 31, 2008, when we realized a use of cash from net contracts in progress and advance billings totaling approximately $630 million. We expect this trend to continue for the first three quarters of 2009. However, we do expect to generate cash flows from our operating activities in the year ending December 31, 2009.

Offshore Oil and Gas Construction

Credit Facility

On June 6, 2006, our subsidiary, J. Ray McDermott, S.A., entered into a senior secured credit facility with a syndicate of lenders (the “JRMSA Credit Facility”).  As amended to date, the JRMSA Credit Facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $800 million and matures on June 6, 2011.  The proceeds of the JRMSA Credit Facility are available for working capital needs and other general corporate purposes of our Offshore Oil and Gas Construction segment.

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

The JRMSA Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.  The capital expenditure annual limits allow us to roll forward unspent limit amounts from one year to the next.  However, the amount rolled forward must be spent entirely in the subsequent year and may not be rolled forward again to future years. A comparison of the key financial covenants and current compliance at December 31, 2008 is as follows:

	Required	Actual
	(In millions, except ratios)

Maximum leverage ratio	2.50	0.21
Minimum interest coverage ratio	3.75	57.81
Limitation on capital expenditures: general	$90	$14
Limitation on capital expenditures: fabrication yards	$45	$45
Capital expenditure carry forward from 2007	$125	$125

At December 31, 2008, JRMSA was in compliance with all of the covenants set forth in the JRMSA Credit Facility.

At December 31, 2008, there were no borrowings outstanding and letters of credit issued under the JRMSA Credit Facility totaled $282.9 million. At December 31, 2008, there was $517.1 million available for borrowings or to meet letter of credit requirements under the JRMSA Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at December 31, 2008 would have been 3.75% per year.  In addition, JRMSA and its subsidiaries had $288.3 million in outstanding unsecured letters of credit and bank guarantees under separate arrangements with financial institutions at December 31, 2008.

Unsecured Performance Guarantee (Middle East Operations)

In December 2005, JRMSA, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc. (“JRM Middle East”), entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions to provide credit support for bank guarantees issued in connection with three major projects. On February 3, 2008, JRM Middle East entered into a new $88.8 million unsecured performance guarantee issuance facility to replace the $105.2 million facility, which it terminated on February 14, 2008.  The outstanding amount under the new facility is included in the $288.3 million of outstanding letters of credit referenced above.  This new facility continues to provide credit support for bank guarantees for the duration of the three projects. On an annualized basis, the average commission rate of the new facility is less than 1.5%, compared to less than 4.5% for the former facility.  JRMSA is also a guarantor of the new facility.

Surety Bonds (Mexico Operations)

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA.  As of December 31, 2008, bonds issued under this arrangement totaled $3.3 million.

Based on the liquidity position of our Offshore Oil and Gas Construction segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Government Operations

Credit Facility

On December 9, 2003, our subsidiary, BWX Technologies, Inc. (“BWXT”), entered into a senior unsecured credit facility with a syndicate of lenders (the “BWXT Credit Facility”), which is currently scheduled to mature March 18, 2010.  This facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The proceeds of the BWXT Credit Facility are available for working capital needs and other general corporate purposes of our Government Operations segment.

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

The BWXT Credit Facility contains customary financial and nonfinancial covenants and reporting requirements.  The financial covenants require maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio within our Government Operations segment.  A comparison of the key financial covenants and current compliance at December 31, 2008 is as follows:

	Required	Actual
	(In millions, except ratios)
Maximum leverage ratio	2.0	0.39
Minimum fixed charge coverage ratio	1.1	9.13
Maximum debt to capitalization ratio	0.4	0.00

At December 31, 2008, BWXT was in compliance with all of the covenants set forth in the BWXT Credit Facility.

At December 31, 2008, there were no borrowings outstanding, and letters of credit issued under the BWXT Credit Facility totaled $71.6 million.  At December 31, 2008, there was $63.4 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at December 31, 2008 would have been 3.50% per year.

Letters of Credit (Nuclear Fuel Services, Inc.)

At December 31, 2008, Nuclear Fuel Services, Inc., a subsidiary of BWXT, had $3.7 million in letters of credit issued by various commercial banks on its behalf.  The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

Based on the liquidity position of our Government Operations segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Power Generation Systems

Credit Facility

On February 22, 2006, our subsidiary, Babcock & Wilcox Power Generation Group, Inc., entered into a senior secured credit facility with a syndicate of lenders (the “B&W PGG Credit Facility”). As amended to date, this facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $400 million and matures on February 22, 2011.  The proceeds of the B&W PGG Credit Facility are available for working capital needs and other similar corporate purposes of our Power Generation Systems segment.

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

The B&W PGG Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio within our Power Generation Systems segment and covenants that, among other things, restrict the ability of this segment to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures.  The capital expenditure annual limits allow us to roll forward unspent limit amounts from one year to the next.  However, the amount rolled forward must be spent entirely in the subsequent year and may not be rolled forward again to future years.  A comparison of the key financial covenants and current compliance at December 31, 2008 is as follows:

	Required	Actual
	(In millions, except ratios)

Maximum leverage ratio	2.5	0.03
Minimum interest coverage ratio	4.0	110.78
Limitation on capital expenditures	$45	$7
Capital expenditure carry forward from 2007	$26	$26

At December 31, 2008, B&W PGG was in compliance with all of the covenants set forth in the B&W PGG Credit Facility.

As of December 31, 2008, there were no outstanding borrowings, and letters of credit issued under the B&W PGG Credit Facility totaled $189.8 million.  At December 31, 2008, there was $210.2 million available for borrowings or to meet letter of credit requirements under the B&W PGG Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at December 31, 2008 would have been 3.25% per year.

Bank Guarantees (Foreign Operations)

Certain foreign subsidiaries of B&W PGG had credit arrangements with various commercial banks for the issuance of bank guarantees.  The aggregate value of all such bank guarantees as of December 31, 2008 was $16.6 million.

Surety Bonds

In June 2008, MII, B&W PGG and McDermott Holding, Inc. jointly executed a general agreement of indemnity in favor of a surety underwriter relating to surety bonds that underwriter issued in support of B&W PGG’s contracting activity.  As of December 31, 2008, bonds issued under this arrangement totaled approximately $58 million.  Any claim successfully asserted against the surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and McDermott Holdings, Inc. under the indemnity agreement.

Based on the liquidity position of our Power Generation Systems segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

OTHER

Pension Plan

Due to the extreme volatility and substantial decline experienced in the stock market in 2008, the assets of our major domestic qualified pension plans have experienced a loss of approximately 20% for the year ended December 31, 2008.  As a result of this decline, we recorded a $332.7 million reduction in stockholders’ equity in other comprehensive income at December 31, 2008.  Our funding obligation for pension plans is expected to total approximately $46 million in 2009. If our pension plan assets continue to experience negative returns, it is likely that we will be required to fund significantly greater amounts in 2010.

Warranty Claim (Power Generation Systems Segment)

One of our Canadian subsidiaries has received notice of a warranty claim on one of its projects on a contract executed in 1998. This situation relates to technical issues concerning components associated with nuclear steam generators. Data collection and analysis can only be performed at specific time periods when the power plant is scheduled to be off-line for maintenance. We also received a notice from the customer during October 2008, and, during November 2008, we responded to the notice by disagreeing with the matters stated in the claim and disputing the claim.  This project included a limited-term performance bond totaling approximately $140 million for which we entered into an indemnity arrangement with the surety underwriters. It is possible that our subsidiary may incur warranty costs in excess of amounts provided for as of December 31, 2008. It is also possible that a claim could be initiated by our subsidiary’s customer against the surety underwriter should certain events occur.  If such a claim were successful, the surety could seek to recover from our subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from our subsidiary, we believe that our subsidiary would have adequate liquidity to satisfy its obligations. However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

Cash, Cash Equivalents and Investments

At December 31, 2008, we had total restricted cash and cash equivalents of $50.5 million. The restricted cash and cash equivalents include the following:  $1.2 million, which is required to meet reinsurance reserve requirements of our captive insurance companies, and $49.3 million, which is held in restricted foreign accounts.

Certain of our subsidiaries are restricted in their ability to transfer funds to MII.  Such restrictions principally arise from debt covenants, insurance regulations, national currency controls and the existence of minority shareholders.  We refer to the proportionate share of net assets, after intercompany eliminations, that may not be transferred to MII as a result of these restrictions as “restricted net assets.”  At December 31, 2008, the restricted net assets of our consolidated subsidiaries were approximately $768 million.

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by approximately $440.4 million to $1,087.9 million at December 31, 2008 from $1,528.3 million at December 31, 2007, primarily due to (1) cash used in operations related primarily to our net contracts in progress and advance billings on contracts and pension liabilities, (2) purchases of property, plant and equipment and (3) business acquisition activities.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, increased by approximately $376.8 million to a negative $628.4 million at December 31, 2008 from a negative $1,005.2 million at December 31, 2007, primarily due to the decrease in the net amount of contracts in progress and advance billings on contracts, partially offset by a decrease in investments.

Our net cash provided by (used in) operating activities was approximately $(49.0) million in the year ended December 31, 2008, compared to approximately $1,316.9 million in the year ended December 31, 2007. This difference was primarily attributable to changes in net contracts in progress and advance billings on contracts and a federal tax refund in April 2007 of $274 million reflected in the change in income taxes receivable.

Our net cash used in investing activities decreased by approximately $258.3 million to approximately $420.4 million in the year ended December 31, 2008 from approximately $678.7 million in the year ended December 31, 2007. This decrease in net cash used in investing activities was primarily attributable to a greater use of cash in 2007 relating to acquisitions.

Our net cash provided by (used in) financing activities changed by approximately $308.8 million to net cash provided by financing activities of $65.5 million in the year ended December 31, 2008 from net cash used in financing activities of $243.3 million in the year ended December 31, 2007, primarily due to the repayment of $250 million in borrowings under the B&W PGG Credit Facility in April 2007.

At December 31, 2008, we had investments with a fair value of $450.7 million.  Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.  As of December 31, 2008, we had pledged approximately $30.9 million fair value of these investments to secure a letter of credit in connection with certain reinsurance agreements.

Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized gain/loss on investments is currently in an unrealized loss position totaling approximately $9.0 million at December 31, 2008. At December 31, 2007, we had unrealized gains on our investments totaling approximately $1.0 million. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations and commercial paper. Based on our analysis of these investments, we believe that none of our available-for-sale securities are permanently impaired as of December 31, 2008.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2008 under current contractual obligations are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)

Long-term debt	$13,670	$7,561	$993	$4,605	$511
Operating leases	$203,447	$29,869	$37,657	$34,697	$101,224
Vessel charters	$23,127	$22,132	$995	$-	$-
Take-or-pay contract	$1,800	$1,800	$-	$-	$-

We have interest payments on our long-term debt obligations above as follows: less than one year, $0.4 million; one to three years, $0.1 million; three to five years, $0.1 million; and after five years, zero, for a total of $0.6 million. These obligations are based on the debt outstanding at December 31, 2008 and the stated interest rates.  In addition, we expect cash requirements totaling approximately $46.0 million to our pension plans, which include approximately $11.0 million for our Power Generation Systems segment, $26.1 million for our Government Operations segment, $2.5 million for our Offshore Oil and Gas Construction segment and $6.4 million for Corporate, respectively, and $15.0 million to our other postretirement benefit plans in 2009.

Our contingent commitments under letters of credit and bank guarantees currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)

$853,054	$668,496	$171,454	$13,104	$-

In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, we have recorded a $73.2 million liability as of December 31, 2008 for unrecognized tax benefits and the payment of related interest and penalties.  Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.  However, we do not anticipate making any cash payments on these liabilities over the next 12 months.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and our investment portfolio, which primarily consists of investments in U.S. Government obligations and highly liquid money market instruments denominated in U.S. dollars.  We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.  All our investments in debt securities are classified as available-for-sale.

We have exposure to changes in interest rates on the JRM Credit Facility, the BWXT Credit Facility and the B&W PGG Credit Facility (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).  At December 31, 2008, we had no outstanding borrowings under any of these credit facilities.  We have no material future earnings or cash flow exposures from changes in interest rates on our other long-term debt obligations, as substantially all of these obligations have fixed interest rates.

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

	Principal Amount by Expected Maturity
	(In thousands)
At December 31, 2008:								Fair Value at
	Years Ending December 31,							December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

Investments	$354,571	$94,001	$4,956	$-	$-	$6,135	$459,663	$450,685
Average Interest Rate	3.20%	3.40%	4.92%	-	-	2.77%
Long-term Debt – Fixed Rate	$4,250	$-	$-	$-	$-	$-	$4,250	$4,250
Average Interest Rate	6.80%	-	-	-	-	-

At December 31, 2007:								Fair Value at
	Years Ending December 31,							December 31
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Investments	$392,353	$59,444	$219	$-	$-	$9,161	$461,177	$462,161
Average Interest Rate	4.95%	4.61%	2.58%	-	-	5.18%
Long-term Debt –Fixed Rate	$4,250	$4,250	$-	$-	$-	$-	$8,500	$8,604
Average Interest Rate	6.80%	6.80%	-	-	-	-

Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts outstanding at December 31, 2008 and presents such information in U.S. dollar equivalents.  The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement.  These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.  The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2009	December 31, 2008	Exchange Rate

Euros	$157,424	$(878)	1.3997
Singapore Dollars	$54,665	$(2,228)	1.3758
Canadian Dollars	$39,766	$(6,622)	1.0125
Pound Sterling	$36,485	$(5,208)	1.7568
United Arab Emirates Dirham	$23,604	$(771)	3.5588
Pound Sterling (selling Euros)	$8,494	$(931)	0.8520
Thai Baht	$4,124	$(122)	34.2086
Danish Krone	$2,243	$(58)	5.2343
Norwegian Krone	$1,974	$(229)	6.1664
Pound Sterling (selling Canadian Dollars)	$1,608	$(141)	1.9776
Chinese Yuan	$489	$3	6.8700
Indonesian Rupiah (buying U.S. Dollars)	$489	$71	9,695.000
Swedish Krona	$170	$(5)	7.6566

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2010	December 31, 2008	Exchange Rate

Canadian Dollars	$51,958	$(7,623)	1.0117
Japanese Yen (selling Canadian Dollars)	$5,097	$1,626	101.8480
Euros	$2,087	$(137)	1.4859
Pound Sterling (selling Canadian Dollars)	$345	$(28)	1.9584

	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2011	December 31, 2008	Exchange Rate

Canadian Dollars	$34,612	$(4,331)	1.0139
Japanese Yen (selling Canadian Dollars)	$5,006	$1,452	98.3035
Danish Krone	$1,252	$(45)	5.2195
Euros	$1,064	$(86)	1.5190

Item 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of McDermott International, Inc.:

We have audited the accompanying consolidated balance sheets of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedules listed in the Index at Item 15(2).  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the financial information set forth therein.

As discussed in Notes 1 and 21 to the consolidated financial statements, on February 22, 2000, Babcock & Wilcox Power Generation Group, Inc., (“B&W PGG”), a wholly owned subsidiary of the Company, filed a voluntary petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  On January 17, 2006, the United States District Court for the Eastern District of Louisiana issued an order confirming B&W’s Chapter 11 Joint Plan of Reorganization and associated settlement agreement and on February 22, 2006 B&W emerged from Chapter 11.  B&W and its subsidiaries’ results of operations have been included in the consolidated financial statements of the Company effective February 22, 2006.  As further discussed in Notes 1 and 21, due to the Chapter 11 proceedings, B&W and its subsidiaries’ results of operations were not included in the consolidated financial statements of the Company from February 22, 2000 through February 22, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 2, 2009

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$586,649	$1,001,394
Restricted cash and cash equivalents (Note 1)	50,536	64,786
Investments (Note 15)	131,515	300,092
Accounts receivable – trade, net	712,055	770,024
Accounts and notes receivable – unconsolidated affiliates	1,504	2,303
Accounts receivable – other	139,062	116,744
Contracts in progress	311,713	194,292
Inventories (Note 1)	128,383	95,208
Deferred income taxes	97,069	160,783
Other current assets	58,499	51,874

Total Current Assets	2,216,985	2,757,500

Property, Plant and Equipment	2,234,050	2,004,138
Less accumulated depreciation	1,155,191	1,090,400

Net Property, Plant and Equipment	1,078,859	913,738

Investments (Note 15)	319,170	162,069

Goodwill	298,265	158,533

Deferred Income Taxes	335,877	134,292

Investments in Unconsolidated Affiliates	70,304	62,241

Other Assets	282,233	223,113

TOTAL	$4,601,693	$4,411,486
See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$9,021	$6,599
Accounts payable	551,435	455,659
Accrued employee benefits	159,541	184,211
Accrued pension liability – current portion	45,980	159,601
Accrued contract cost	97,041	93,281
Advance billings on contracts	951,895	1,463,223
Accrued warranty expense	120,237	101,330
Income taxes payable	55,709	57,071
Accrued liabilities – other	217,486	175,557

Total Current Liabilities	2,208,345	2,696,532

Long-Term Debt	6,109	10,609

Accumulated Postretirement Benefit Obligation	107,567	96,253

Self-Insurance	88,312	82,525

Pension Liability	682,624	188,748

Other Liabilities	192,564	169,814

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 234,174,088 and 231,722,659 at December 31, 2008 and 2007, respectively	234,174	231,723
Capital in excess of par value	1,252,848	1,145,829
Retained earnings	564,591	135,289
Treasury stock at cost, 5,840,314 and 5,852,248 at December 31, 2008 and 2007, respectively	(63,026)	(63,903)
Accumulated other comprehensive loss	(672,415)	(281,933)

Total Stockholders’ Equity	1,316,172	1,167,005

TOTAL	$4,601,693	$4,411,486

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues	$6,572,423	$5,631,610	$4,120,141
Costs and Expenses:
Cost of operations	5,519,827	4,500,897	3,362,758
(Gains) losses on asset disposals and impairments – net	(12,202)	(8,371)	15,042
Selling, general and administrative expenses	543,047	464,611	388,524
Total Costs and Expenses	6,050,672	4,957,137	3,766,324

Equity in Income of Investees	48,131	41,724	37,524

Operating Income	569,882	716,197	391,341

Other Income (Expense):
Interest income	34,353	61,980	53,562
Interest expense	(7,380)	(22,520)	(30,348)
IRS interest expense adjustment	-	-	5,719
Loss on early retirement of debt	-	-	(53,708)
Other expense – net	(9,741)	(10,192)	(13,750)
Total Other Income (Expense)	17,232	29,268	(38,525)

Income from Continuing Operations before Provision for Income Taxes	587,114	745,465	352,816

Provision for Income Taxes	157,812	137,637	35,195

Income from Continuing Operations	429,302	607,828	317,621

Income from Discontinued Operations	-	-	12,894

Net Income	$429,302	$607,828	$330,515

Earnings per Common Share:
Basic:
Income from Continuing Operations	$1.89	$2.72	$1.46
Income from Discontinued Operations	$0.00	$0.00	$0.06
Net Income	$1.89	$2.72	$1.52
Diluted:
Income from Continuing Operations	$1.86	$2.66	$1.39
Income from Discontinued Operations	$0.00	$0.00	$0.06
Net Income	$1.86	$2.66	$1.45

Shares used in the computation of earnings per share (Note 20):
Basic	226,918,776	223,511,880	217,752,454
Diluted	230,393,782	228,742,522	227,718,784

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net Income	$429,302	$607,828	$330,515

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(38,370)	13,924	10,607
Reclassification adjustment for impairment of investment	-	-	16,438
Reconsolidation of Babcock & Wilcox Power Generation Group, Inc.	-	-	15,833
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(28,929)	15,658	10,600
Reclassification adjustment for gains included in net income	(5,185)	(4,226)	(30)
Reconsolidation of Babcock & Wilcox Power Generation Group, Inc.	-	-	(269)
Unrecognized gains on benefit obligations:
Unrecognized gains (losses) arising during the period	(332,687)	32,272	-
Amortization of losses included in net income	24,651	24,892	-
Amortization of losses included in retained earnings	-	704	-
Minimum pension liability adjustments:
Minimum pension liability adjustment	-	-	98,371
Reconsolidation of Babcock & Wilcox Power Generation Group, Inc.	-	-	15,578
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	(8,470)	629	1,326
Reclassification adjustment for net gains included in net income	(1,492)	(175)	(7)

Other Comprehensive Income (Loss)	(390,482)	83,678	168,447

Comprehensive Income	$38,820	$691,506	$498,962

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Retained	Accumulated		Total
			Capital In	Earnings	Other		Stockholders’
	Common Stock		Excess of	(Accumulated	Comprehensive	Treasury	Equity
	Shares	Par Value(1)	Par Value(1)	(Deficit)	Loss	Stock	(Deficit)
	(In thousands, except share amounts)
Balance December 31, 2005	221,573,766	$221,574	$1,035,407	$(796,426)	$(420,852)	$(56,496)	$(16,793)

Net income	-	-	-	330,515	-	-	330,515
Cumulative adjustment for conversion to equity method (Note 4)	-	-	-	7,025	-	-	7,025
Minimum pension liability, net of tax	-	-	-	-	113,949	-	113,949
Unrealized gain on investments	-	-	-	-	1,319	-	1,319
Currency translation adjustments	-	-	-	-	42,878	-	42,878
Unrealized gain on derivatives	-	-	-	-	10,301	-	10,301
Exercise of stock options	5,367,176	5,367	13,726	-	-	2,410	21,503
Restricted stock issuances – net	34,530	35	(20)	-	-	(38)	(23)
Contributions to thrift plan	473,860	474	8,693	-	-	-	9,167
Purchase of treasury shares	253,920	254	2,758	-	-	(5,596)	(2,584)
Stock-based compensation charges	-	-	39,161	-	-	-	39,161
Reclassification of forfeited shares	91,366	91	770	-	-	(861)	-
Cash in lieu of fractional shares resulting from stock split (Note 9)	-	-	(111)	-	-	-	(111)
Adoption of SFAS No. 158 (Note 7)	-	-	-	-	(113,206)	-	(113,206)
Balance December 31, 2006	227,794,618	227,795	1,100,384	(458,886)	(365,611)	(60,581)	443,101

Net income	-	-	-	607,828	-	-	607,828
Adoption of FIN 48 (Note 5)	-	-	-	(11,965)	-	-	(11,965)
Adoption of SFAS No. 158 (Note 7)	-	-	-	(1,688)	704	-	(984)
Amortization of benefit plan costs	-	-	-	-	24,892	-	24,892
Unrecognized gains on benefit obligations					32,272		32,272
Unrealized gain on investments	-	-	-	-	454	-	454
Currency translation adjustments	-	-	-	-	13,924	-	13,924
Unrealized gain on derivatives	-	-	-	-	11,432	-	11,432
Exercise of stock options	3,565,266	3,565	10,575	-	-	1,079	15,219
Restricted stock issuances – net	28,836	29	(25)	-	-	-	4
Contributions to thrift plan	333,939	334	11,178	-	-	-	11,512
Purchase of treasury shares	-	-	-	-	-	(4,401)	(4,401)
Stock-based compensation charges	-	-	23,717	-	-	-	23,717
Balance December 31, 2007	231,722,659	231,723	1,145,829	135,289	(281,933)	(63,903)	1,167,005

Net income	-	-	-	429,302	-	-	429,302
Amortization of benefit plan costs	-	-	-	-	24,651	-	24,651
Unrecognized losses on benefit obligations	-	-	-	-	(332,687)	-	(332,687)
Unrealized loss on investments	-	-	-	-	(9,962)	-	(9,962)
Currency translation adjustments	-	-	-	-	(38,370)	-	(38,370)
Unrealized loss on derivatives	-	-	-	-	(34,114)	-	(34,114)
Exercise of stock options	1,687,536	1,688	825	-	-	7,111	9,624
Restricted stock issuances – net	350,946	351	(351)	-	-	-	-
Contributions to thrift plan	412,947	412	12,194	-	-	-	12,606
Purchase of treasury shares	-	-	-	-	-	(6,234)	(6,234)
Stock-based compensation charges	-	-	94,351	-	-	-	94,351

Balance December 31, 2008	234,174,088	$234,174	$1,252,848	$564,591	$(672,415)	$(63,026)	$1,316,172

(1) Amounts have been restated to reflect the stock splits effected in September 2007 and May 2006.  See Note 9 for additional information.

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$429,302	$607,828	$330,515
Non-cash items included in net income:
Depreciation and amortization	126,133	95,989	61,000
(Income) loss of investees, net of dividends	1,545	120	1,644
(Gains) losses on asset disposals and impairments – net	(12,202)	(8,371)	15,042
Gain on sale of business	-	-	(13,786)
Premium on early retirement of debt	-	-	37,438
Provision for deferred taxes	35,063	89,624	179,467
Amortization of pension and postretirement costs	38,131	50,957	-
Excess tax benefits from FAS 123(R) stock-based compensation	(60,901)	(877)	(20,113)
Other, net	38,372	21,726	14,660
Changes in assets and liabilities, net of effects from acquisition and divestitures:
Accounts receivable	71,142	(82,105)	(49,858)
Income taxes receivable	(11,476)	255,165	(284,494)
Accounts payable	86,069	40,384	65,157
Net contracts in progress and advance billings	(630,481)	382,184	330,996
Income taxes	13,046	(13,216)	139,497
Accrued and other current liabilities	18,142	(14,305)	81,060
Pension liability and accrued postretirement and employee benefits	(205,345)	(74,365)	(119,114)
Payment of the B&W PGG bankruptcy settlement	-	-	(605,000)
Other, net	14,493	(33,790)	64,031
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(48,967)	1,316,948	228,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	14,250	41,888	48,298
Purchases of property, plant and equipment	(255,691)	(233,289)	(132,704)
Acquisition of businesses, net of cash acquired	(191,940)	(334,457)	-
Net (increase) decrease in available-for-sale securities	2,009	(159,350)	212,082
Proceeds from asset disposals	13,996	11,223	21,712
Cash acquired from the reconsolidation of B&W PGG	-	-	164,200
Other, net	(2,996)	(4,696)	(3,193)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(420,372)	(678,681)	310,395
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	-	-	250,000
Payment of long-term debt	(4,768)	(255,749)	(238,615)
Payment of debt issuance costs	(1,756)	(3,625)	(10,170)
Increase in short-term borrowing	1,460	-	-
Issuance of common stock	9,624	15,219	19,647
Excess tax benefits from FAS 123(R) stock-based compensation	60,901	877	20,113
Other, net	(2)	4	2,718
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	65,459	(243,274)	43,693
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(10,865)	5,558	(650)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(414,745)	400,551	581,580
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,001,394	600,843	19,263
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$586,649	$1,001,394	$600,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$11,978	$28,066	$28,588
Income taxes (net of refunds)	$68,637	$(208,194)	$63,357

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

McDermott International, Inc. (“MII”) was incorporated under the laws of the Republic of Panama in 1959 and is the parent company of the McDermott group of companies, including J. Ray McDermott, S.A. (“JRMSA”) and The Babcock & Wilcox Company (“B&W”).  In these notes to consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

We operate in three business segments: Offshore Oil and Gas Construction, Government Operations and Power Generation Systems, outlined as follows:

•
Our Offshore Oil and Gas Construction segment includes the business and operations of JRMSA, J. Ray McDermott Holdings, LLC and their respective subsidiaries.  This segment supplies services primarily to offshore oil and gas field developments worldwide, including the front-end design and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems.   This segment also provides comprehensive project management and procurement services.  This segment operates in most major offshore oil and gas producing regions, including the United States, Mexico, Canada, the Middle East, India, the Caspian Sea and Asia Pacific.

•
Our Government Operations segment includes the business and operations of BWX Technologies, Inc., Babcock & Wilcox Nuclear Operations Group, Inc., Babcock & Wilcox Technical Services Group, Inc. and their respective subsidiaries. This segment supplies nuclear components and provides various services to the U.S. Government, including uranium processing, environmental site restoration services and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”).

•
Our Power Generation Systems segment includes the business and operations of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Nuclear Power Generation Group, Inc. and their respective subsidiaries.  This segment supplies fossil-fired boilers, commercial nuclear steam generators and components, environmental equipment and components, and related services to customers in different regions around the world. It designs, engineers, manufactures, constructs and services large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses.  On February 22, 2006, B&W PGG and three of its subsidiaries exited from their asbestos-related Chapter 11 bankruptcy proceedings (the “Chapter 11 Bankruptcy”), which were commenced on February 22, 2000.  Due to the Chapter 11 Bankruptcy, we did not consolidate the results of operations of these entities and their subsidiaries in our consolidated financial statements from February 22, 2000 through February 22, 2006.  See Note 21 to our consolidated financial statements included in this report for more information on the Chapter 11 Bankruptcy.

Use of Estimates

We use estimates and assumptions to prepare our financial statements in conformity with GAAP.  These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes.  Our actual results could differ from these estimates.  Variances could result in a material effect on our financial condition and results of operations in future periods.

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

Foreign Currency Translation

We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented.  We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss.  We report foreign currency transaction gains and losses in income.  We have included in other income (expense) transaction gains (losses) of $(9.7) million, $0.7 million and ($6.3) million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The following amounts represent retainages on contracts:

	December 31,
	2008	2007
	(In thousands)

Retainages expected to be collected within one year	$121,870	$107,397
Retainages expected to be collected after one year	65,680	68,713
Total Retainages	$187,550	$176,110

We have included in accounts receivable – trade retainages expected to be collected in 2009.  Retainages expected to be collected after one year are included in other assets.  Of the long-term retainages at December 31, 2008, we anticipate collecting $42.4 million in 2010, $22.4 million in 2011 and $0.9 million in 2012.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	December 31,
	2008	2007
	(In thousands)
Currency translation adjustments	$(13,042)	$25,328
Net unrealized gain (loss) on investments	(8,978)	984
Net unrealized gain (loss) on derivative financial instruments	(13,238)	20,876
Unrecognized losses on benefit obligations	(637,157)	(329,121)
Accumulated other comprehensive loss	$(672,415)	$(281,933)

Warranty Expense

We accrue estimated expense to satisfy contractual warranty requirements, primarily of our Government Operations and Power Generation Systems segments, when we recognize the associated revenue on the related contracts.  We include warranty costs associated with our Offshore Oil and Gas Construction segment as a component of our total contract cost estimate to satisfy contractual requirements.  In addition, we make specific provisions where we expect the actual warranty costs to significantly exceed the accrued estimates.  Such provisions could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of accrued warranty:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Balance at beginning of period	$101,330	$79,077	$8,575
Reconsolidation of B&W PGG	-	-	48,329
Additions and adjustments	26,866	34,336	32,981
Charges	(7,959)	(12,083)	(10,808)
Balance at end of period	$120,237	$101,330	$79,077

Asset Retirement Obligations and Environmental Clean-up Costs

We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility's life, which is a requirement of our licenses from the Nuclear Regulatory Commission.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for

Asset Retirement Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss.  SFAS No. 143 applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service.  For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of clean-up activities for which we are responsible, net of any cost-sharing arrangements.  We adjust the estimated costs as further information develops or circumstances change.  An exception to this accounting treatment relates to the work we perform for one facility for which the U.S. Government is obligated to pay all of the decommissioning costs.

Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the Nuclear Fuel Services, Inc. facility in our Government Operations segment.  The following table reflects our asset retirement obligations:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Balance at beginning of period	$9,328	$8,395	$7,556
Acquisition of Nuclear Fuel Services, Inc. (Note 2)	15,281	-	-
Accretion	1,038	933	839
Balance at end of period	$25,647	$9,328	$8,395

Research and Development

Research and development activities are related to development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to cost of operations the costs of research and development unrelated to specific contracts as incurred.  Research and development activities totaled $57.8 million, $52.0 million and $45.2 million in the years ended December 31, 2008, 2007 and 2006, respectively, which include $17.7 million, $16.5 million and $26.5 million, respectively, related to amounts paid for by our customers.  The net expenses recognized in the years ended December 31, 2008, 2007 and 2006 totaled approximately $40.1 million, $35.5 million and $18.7 million, respectively.

Inventories

We carry our inventories at the lower of cost or market.  We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our Power Generation Systems segment, for which we use the last-in, first-out (“LIFO”) method.  We determined the cost of approximately 16% and 20% of our total inventories using the LIFO method at December 31, 2008 and 2007, respectively, and our total LIFO reserve at December 31, 2008 and 2007 was approximately $7.0 and $6.0 million, respectively.  Inventories are summarized below:

	December 31,
	2008	2007
	(In thousands)
Raw Materials and Supplies	$95,593	$65,857
Work in Progress	12,157	10,757
Finished Goods	20,633	18,594
Total Inventories	$128,383	$95,208

Property, Plant and Equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions.

Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and two to 28 years for machinery and equipment.  We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel.  Our depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period.  The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation or 50% of cumulative straight-line depreciation.  Our depreciation expense was $119.7 million, $91.2 million and $60.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them, except for drydocking costs.  Through December 31, 2006, we accrued estimated drydocking costs, including labor, raw materials, equipment costs and regulatory fees, for our marine fleet over the period of time between drydockings, in accordance with the method commonly known as the accrue-in-advance method.  Effective January 1, 2007 and pursuant to Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities, we changed our accounting policy from the accrue-in-advance method to the deferral method.  Under the deferral method, we recognize drydocking costs as a prepaid asset when incurred and amortize the costs over the period of time between drydockings, generally three to five years.  This Staff Position requires that all periods presented in our consolidated financial statements reflect the period-specific adjustments of applying the new accounting principle.  As a result of applying this change, we restated our consolidated balance sheet at January 1, 2006 to reflect an increase to assets and stockholders’ equity of approximately $41.7 million and $66.5 million, respectively, and a decrease to liabilities of approximately $24.8 million.  Additionally, we restated our consolidated statements of income for the year ended December 31, 2006 to reflect an increase in our operating income of approximately $4.2 million.  Also for the year ended December 31, 2006, we restated our consolidated statements of income to reflect an increase in our provision for income taxes of approximately $16.0 million.  The impact on basic and diluted earnings per share for the year ended December 31, 2006 was $(0.05) per share.

Goodwill

The following summarizes the changes in the carrying amount of goodwill:

	Offshore Oil and Gas Construction	Government Operations	Power Generation Systems	Total
	(In thousands)

Balance at December 31, 2006	$-	$12,926	$76,300	$89,226
Acquisition of Marine Mechanical Corporation (Note 2)	-	39,005	-	39,005
Acquisition of Assets from Secunda International Limited (Note 2)	29,066	-	-	29,066
Currency translation adjustments	457	-	779	1,236
Balance at December 31, 2007	29,523	51,931	77,079	158,533
Acquisition of Nuclear Fuel Services, Inc. (Note 2)	-	123,542	-	123,542
Acquisition of the Intech group of companies (Note 2)	-	-	8,151	8,151
Acquisition of Delta Power Services, LLC (Note 2)	-	-	3,683	3,683
Acquisition of PT Babcock & Wilcox Indonesia (Note 2)	1,299	-	-	1,299
Adjustment related to the acquisition of Secunda International Limited (Note 2)	6,370	-	-	6,370
Currency translation adjustments	(2,079)	-	(1,234)	(3,313)
Balance at December 31, 2008	$35,113	$175,473	$87,679	$298,265

Other Intangible Assets

We report our other intangible assets in other assets.  We amortize those intangible assets which have definite lives to operating expense, using the straight-line method.

During the year ended December 31, 2008, we acquired the following intangible assets subject to amortization (dollars in thousands; periods in years):

Intangible Asset Class	Amount	Weighted-Average Amortization Period

Nuclear Regulatory Commission (“NRC”) category 1 license	$42,370	30
Customer relationship	11,360	17
Backlog	7,740	3
Unpatented technology	5,600	10
Patented technology	4,060	5
Tradenames	2,050	12
Non-compete agreements	3,360	5
	$76,540	21

None of these acquired intangible assets have any residual value.  See Note 2 for additional details on these acquired intangible assets.

During the year ended December 31, 2008, we also acquired an indefinite life intangible asset of $6,090 related to Nuclear Fuel Services, Inc. tradename.

Other assets include the following other intangible assets:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Amortized intangible assets:
Gross cost:
NRC category 1 license	$42,370	$-	$-
Customer relationships	36,357	31,927	-
Acquired backlog	17,280	9,540	-
Tradenames	3,820	1,770	-
Unpatented technology	5,600	-	-
Patented technology	4,060	-	-
All other	10,983	7,737	9,886
Total	$120,470	$50,974	$9,886

Accumulated amortization:
Customer relationships	$(5,427)	$(2,578)	$-
Acquired backlog	(3,407)	(1,363)	-
Tradenames	(683)	(236)	-
Unpatented technology	(277)	-	-
All other	(4,458)	(3,994)	(5,586)
Total	$(14,252)	$(8,171)	$(5,586)
Net amortized intangible assets	$106,218	$42,803	$4,300

Unamortized intangible assets:
Trademarks and tradenames	$7,395	$1,305	$1,305

The following summarizes the changes in the carrying amount of other intangible assets:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Balance at beginning of period	$44,108	$5,605	$-
Reconsolidation of B&W PGG	-	-	6,071
Business acquisitions (Note 2)	76,260	43,030	-
Amortization expense	(6,448)	(4,735)	(466)
Currency translation adjustments	(307)	208	-
Balance at end of period	$113,613	$44,108	$5,605

The estimated amortization expense for the next five fiscal years are as follows:

Year Ending December 31,	Amount
2009	$11,723
2010	$11,076
2011	$10,907
2012	$5,955
2013	$5,837

Other Non-Current Assets

We have included deferred debt issuance costs in other assets.  We amortize deferred debt issuance cost as interest expense over the life of the related debt.  Following are the changes in the carrying amount of these assets:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Balance at beginning of period	$14,511	$19,798	$11,614
Additions	1,756	3,625	10,170
Reconsolidation of B&W PGG	-	-	9,873
Terminations and retirements	-	-	(7,865)
Interest expense – debt issuance costs	(4,667)	(8,912)	(3,994)
Balance at end of period	$11,600	$14,511	$19,798

For the years ended December 31, 2008 and 2006, additions are deferred debt issuance costs related to our Offshore Oil and Gas Construction segment and performance guarantees.  For the year ended December 31, 2007, additions are deferred debt issuance costs related to amendments to the credit facilities of our Power Generation Systems segment ($2.1 million) and our Offshore Oil and Gas Construction segment ($1.5 million).

Capitalization of Interest Cost

We capitalize interest in accordance with SFAS No. 34, Capitalization of Interest Cost.  We incurred total interest of $15.3 million, $28.5 million and $33.4 million in the years ended December 31, 2008, 2007 and 2006, respectively, of which we capitalized $7.9 million, $6.0 million and $3.1 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Cash and Cash Equivalents

We record current cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes.

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them, which we do not hold as part of our investment portfolio.

At December 31, 2008, we had total restricted cash and cash equivalents of $50.5 million. The restricted cash and cash equivalents include the following:  $1.2 million, which is required to meet reinsurance reserve requirements of our captive insurance companies, and $49.3 million, which is held in restricted foreign accounts.

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

Self-Insurance

We have several wholly owned insurance subsidiaries that provide employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance (within certain limits) and marine hull insurance to our companies. We may also, in the future, have these insurance subsidiaries accept other risks that we cannot or do not wish to transfer to outside insurance companies.  Reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for these coverages. These accruals are based on assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid.

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

Stock-Based Compensation

We expense stock-based compensation in accordance with SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”).  Under SFAS No. 123(R), the fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured.  Grant date fair values for restricted stock and performance shares are determined using the closing price of our common stock on the date of grant.  Grant date fair values for stock options are determined using the Black-Scholes option-pricing model (“Black-Scholes”).  The determination of the fair value of a share-based payment award on the date of grant using an option-pricing model requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility.  For liability-classified awards, such as cash-settled deferred stock units and performance units, fair values are determined at grant date using the closing price of our common stock and are remeasured at the end of each reporting period through the date of settlement.

Under the provisions of SFAS No. 123(R), we recognize expense based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term.  SFAS No. 123(R) requires compensation expense to be recognized, net of an estimate for forfeitures, such that compensation expense is recorded only for those awards expected to vest.  We will review the estimate for forfeitures periodically and record any adjustments deemed necessary for each reporting period.  If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Additionally, SFAS No. 123(R) amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash flow, rather than as a reduction of taxes paid.  These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards.

See Note 10 for further discussion on stock-based compensation.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On January 1, 2008, we adopted the provisions of SFAS No. 157 for our measurement of the fair value of financial instruments and recurring fair value measurements of nonfinancial assets and liabilities.  The adoption of these provisions did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  SFAS No. 159 permits companies to choose to measure certain financial assets and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 became effective for us on January 1, 2008.  We did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect the option for any eligible financial instruments we acquire in the future.

In February 2008, the FASB issued: (1) FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, which removes certain leasing transactions from the scope of SFAS No. 157 and was effective upon the initial adoption of SFAS No. 157; and (2) FSP 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We do not expect FSP 157-1 and FSP 157-2 to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157 and was effective upon issuance.  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. We do not expect FSP 157-3 to have a material impact on our consolidated financial statements.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  The majority of our investments have observable inputs and are included in the first and second level of the hierarchy.  We have one investment included in the third level of the hierarchy, as pricing of some of the underlying securities cannot be obtained through either direct quotes or through quotes from independent pricing vendors.  Instead, the investment is priced using estimates based upon similar securities with observable pricing data.

Our derivative financial instruments consist primarily of foreign currency forward contracts. Fair value is derived using valuation models that take into account the contract terms, such as maturity, as well as other inputs, such as exchange rates, foreign currency forward curves and creditworthiness of the counterparty. The data sources utilized in these valuation models that are significant to the fair value measurement are in the second level of the hierarchy of the fair value hierarchy.

New Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewals or extensions as adjusted for the entity-specific factors in SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 became effective for us January 1, 2009, and we do not expect FSP 142-3 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS No. 161 became effective for us January 1, 2009.  We do not expect SFAS No. 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 became effective for us January 1, 2009, and we do not expect it to have a material effect on our consolidated financial statements, although we will be required to comply with the additional disclosure requirements set forth in the statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which amends SFAS No. 141, Business Combinations.  SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurements and recognition of assets acquired, liability assumed and interests transferred as a result of business combinations.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of business combinations.  SFAS No. 141(R) became effective for us January 1, 2009, and we do not expect SFAS No. 141(R) to have a material impact on our consolidated financial statements.

NOTE 2 – BUSINESS ACQUISITIONS

Nuclear Fuel Services, Inc.

On December 31, 2008, a B&W subsidiary completed its acquisition of Nuclear Fuel Services, Inc. (“NFS”) for $157.1 million, net of cash acquired.  NFS is a provider of specialty nuclear fuels and related services and is a leader in the conversion of Cold War-era government stockpiles of highly enriched uranium into commercial-grade nuclear reactor fuel.  NFS also owns and operates a nuclear fuel fabrication facility licensed by the U.S. Nuclear Regulatory Commission in Erwin, Tennessee and has approximately 700 employees.  In connection with the acquisition of NFS, we recorded goodwill of $123.5 million, none of which will be deductible for tax purposes.  We also recorded other intangible assets of $63.4 million.  Those intangible assets consist of the following (dollar amounts in thousands):

		Amortization
	Amount	Period
NRC category 1 license	$42,370	30 years
Backlog	$7,740	3 years
Tradename	$6,090	Indefinite
Patented technology	$4,060	5 years
Non-compete agreement	$3,120	5 years

Due to the timing of the acquisition, we are still in the process of reviewing and analyzing all information, and we expect the purchase price allocation will change during the year ending December 31, 2009.

The Intech Group of Companies

On July 15, 2008, certain B&W subsidiaries completed their acquisition of the Intech group of companies (“Intech”) for $20.2 million.  Intech consists of Intech, Inc., Ivey-Cooper Services, L.L.C. and Intech International Inc.  Intech, Inc. provides nuclear inspection and maintenance services, primarily for the U.S. market.  Ivey-Cooper Services, L.L.C. provides non-destructive inspection services to fossil-fueled power plants, as well as chemical, pulp and paper, and heavy fabrication facilities.  Intech International Inc. provides non-destructive testing, field engineering and repair and specialized tooling services, primarily for the Canadian nuclear power generation industry.  In connection with the acquisition of Intech, we recorded goodwill of $8.2 million.  We also recorded other intangible assets of $10.0 million.  Those intangible assets consist of the following (dollar amounts in thousands):

		Amortization
	Amount	Period
Unpatented technology	$5,600	10 years
Customer relationships	$2,600	10 years
Tradename	$1,800	10 years

Delta Power Services, LLC

On August 1, 2008, a B&W subsidiary completed its acquisition of Delta Power Services, LLC (“DPS”) for $13.5 million.  DPS is a provider of operation and maintenance services for the U.S. power generation industry.  Headquartered in Houston, Texas, DPS has approximately 200 employees at nine gas, biomass or coal-fired power plants in Virginia, California, Texas, Florida, Michigan and Massachusetts.  In connection with the acquisition of DPS, we recorded goodwill of $3.7 million.  We also recorded other intangible assets of $9.3 million.  Those intangible assets consist of the following (dollar amounts in thousands):

		Amortization
	Amount	Period
Customer relationships	$8,760	1.4-20 years
Tradename	$250	25 years
Non-compete agreement	$240	3 years

Marine Mechanical Corporation

On May 1, 2007, our Government Operations segment completed its acquisition of Marine Mechanical Corporation (“MMC”) for $71.5 million in cash.  We recorded goodwill of $39.0 million in connection with this acquisition, none of which will be deductible for tax purposes.  Headquartered in Euclid, Ohio, MMC designs, manufactures and supplies electro-mechanical equipment used by the U.S. Navy.  In addition to the goodwill, we recorded identifiable intangible assets of $31.1 million.  Those intangible assets consist of the following (amounts in thousands):

		Amortization
	Amount	Period
Customer relationships	$19,790	20.0 years
Backlog	$9,540	4.7 years
Tradename	$1,770	5.0 years

Secunda International Limited

On July 27, 2007, our Offshore Oil and Gas Construction segment completed its acquisition of substantially all of the assets of Secunda International Limited, including 14 harsh-weather, multi-functional vessels, with capabilities which include subsea construction, pipelay, cable lay and dive support, as well as its shore-based operations, for $263.0 million in cash.  We recorded goodwill of $35.4 million in connection with this acquisition, including a $6.4 million adjustment recorded during the year ended December 31, 2008.  None of the goodwill will be deductible for tax purposes.  In addition to the goodwill, we recorded identifiable intangible assets of approximately $5.6 million related to contractual customer relationships.

NOTE 3 – DISCONTINUED OPERATIONS

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

Condensed financial information for our operations reported in discontinued operations for the year ended December 31, 2006 was as follows (in thousands):

Revenues	$4,466
Loss before Provision for Income Taxes	$(802)

NOTE 4 – EQUITY METHOD INVESTMENTS

We have investments in entities that we account for using the equity method.  The undistributed earnings of our equity method investees were $37.6 million and $33.5 million at December 31, 2008 and 2007, respectively.

Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we accounted for using the equity method:

	December 31,
	2008	2007
	(In thousands)

Current Assets	$266,220	$228,213
Noncurrent assets	138,569	117,400
Total Assets	$404,789	$345,613

Current Liabilities	$159,369	$121,244
Noncurrent Liabilities	73,855	82,418
Owners’ Equity	171,565	141,951
Total Liabilities and Owners’ Equity	$404,789	$345,613
	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues	$2,089,280	$1,889,273	$1,829,688

Gross Profit	$182,507	$152,063	$138,312

Income before Provision for Income Taxes	$132,407	$114,551	$101,743
Provision for Income Taxes	15,947	15,916	10,732
Net Income	$116,460	$98,635	$91,011

Revenues of equity method investees include $1,584.6 million, $1,519.9 million and $1,403.4 million of reimbursable costs recorded by limited liability companies in our Government Operations segment at December 31, 2008, 2007 and 2006, respectively.  Our investment in equity method investees was less than our underlying equity in net assets of those investees based on stated ownership percentages by $4.8 million at December 31, 2008.  These differences were primarily related to the timing of distribution of dividends and various adjustments under U.S. GAAP.

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

Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Equity income based on stated ownership percentages	$53,025	$46,966	$42,366
Impairment of investment	-	-	(2,609)
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	(4,894)	(5,242)	(2,233)
Equity in income from investees	$48,131	$41,724	$37,524

Our transactions with unconsolidated affiliates include the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Sales to	$23,196	$9,750	$48,407
Purchases from	$39,963	$42,686	$31,602
Leasing activities (included in sales to)	$-	$-	$36,020
Dividends received	$49,676	$41,844	$39,072

During the year ended December 31, 2006, we leased certain marine equipment to an unconsolidated affiliate, and we disposed of our interest in that unconsolidated affiliate.  We sold the vessel DB17 to that unconsolidated affiliate during the year ended December 31, 2004.  However, we deferred recognition of the gain on that sale until the receivables were settled.  Such settlement occurred during the year ended December 31, 2007, and we recognized the gain on sale of approximately $5.4 million.

Effective January 1, 2006, we converted the accounting for our investment in Babcock & Wilcox Beijing Company, Ltd., a Chinese entity, from the cost method to the equity method.  As a result of this conversion, we recorded adjustments to retained earnings of $7.0 million and to cumulative translation adjustment of $0.2 million at January 1, 2006.  For the years ended December 31, 2008, 2007 and 2006, we recognized $5.7 million, $10.3 million and $8.3 million, respectively, of equity income related to this entity.

NOTE 5 – INCOME TAXES

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

On December 10, 2008, we reached an agreement with the Joint Committee on Taxation closing out the McDermott group’s audit for the years 1993 through 2000 and J. Ray’s tax years 1996 through 2003.  The IRS has also audited the years 2001 and 2003 for the McDermott group, and these years are awaiting review by the Joint Committee.  The IRS has also commenced an examination for the years 2004 through 2006 for the McDermott group.  We anticipate all of the current federal audit activity will be resolved in the next 12 months.

We conduct business globally, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada,
Indonesia, Malaysia, China, Singapore, Saudi Arabia, Kuwait, India, Qatar, Azerbaijan and the United States.  With few exceptions, we are no longer subject to non-U.S. tax examinations for years prior to 2006.

State income tax returns are generally subject to examination for a period of three to five years after filing the respective returns.  With few exceptions, we do not have any state returns under examination for years prior to 2002.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  As a result of this adoption, we recognized a charge of approximately $12.0 million to our accumulated deficit component of stockholders’ equity at January 1, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in millions):

Balance at December 31, 2007	$64,810

Increases based on tax positions taken in the current year	13,575
Increases based on tax positions taken in the prior years	704
Decreases based on tax positions taken in the prior years	(6,166)
Decreases due to settlements with tax authorities	(15,027)
Decreases due to lapse of applicable statute of limitations	(412)

Balance at December 31, 2008	$57,484

Approximately $56.4 million of the balance of unrecognized tax benefits at December 31, 2008 would reduce our effective tax rate if recognized.   The remaining balance relates to positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.   Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As part of the adoption of FIN 48, we began to recognize interest and penalties related to unrecognized tax benefits in income tax expense.  At January 1, 2007, we recorded liabilities of approximately $27.3 million for the payment of tax-related interest and penalties.  At December 31, 2008 and 2007, we recorded liabilities of approximately $15.7 million and $20.4 million, respectively, for the payment of tax-related interest and penalties.  The $4.7 million change during the year ended December 31, 2008 was attributable to the settlement of certain audits and the reassessment of related tax positions.  The $6.9 million change during the year ended December 31, 2007 was attributable to the reassessment of certain tax positions from the U.S. federal audits, as well as payment of interest to the state of Virginia from a prior audit settlement.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities.  Significant components of deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Pension liability	$225,514	$93,393
Accrued liabilities for self-insurance (including postretirement health care benefits)	54,674	52,057
Accrued liabilities for executive and employee incentive compensation	50,736	62,733
Net operating loss carryforward	49,406	20,007
Accrued warranty expense	44,662	36,318
State tax net operating loss carryforward	43,878	67,473
Environmental and products liabilities	31,674	29,068
Minimum tax credit carryforward	28,591	26,536
Foreign tax credit carryforward	19,178	18,583
Long-term contracts	17,445	16,459
Accrued vacation pay	13,118	11,209
Investments in joint ventures and affiliated companies	2,618	1,667
Accrued interest	-	1,602
Other	21,779	15,290
Total deferred tax assets	603,273	452,395
Valuation allowance for deferred tax assets	(78,249)	(100,617)
Deferred tax assets	525,024	351,778
Deferred tax liabilities:
Property, plant and equipment	38,024	27,430
Intangibles	35,325	15,183
Prepaid drydock	13,102	9,832
Investments in joint ventures and affiliated companies	5,633	7,883
Other	7,149	7,146
Total deferred tax liabilities	99,233	67,474
Net deferred tax assets	$425,791	$284,304

Income from continuing operations before provision for income taxes was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

U.S.	$346,447	$266,984	$89,910
Other than U.S.	240,667	478,481	262,906
Income from continuing operations before provision for income taxes	$587,114	$745,465	$352,816

The provision for income taxes consisted of:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current:
U.S. – Federal	$29,498	$(16,872)	$(207,675)
U.S. – State and local	15,482	6,621	12,829
Other than U.S.	77,769	58,264	50,574
Total current	122,749	48,013	(144,272)
Deferred:
U.S. – Federal	58,833	93,815	186,721
U.S. – State and local	(29,530)	687	(321)
Other than U.S.	5,760	(4,878)	(6,933)
Total deferred	35,063	89,624	179,467
Provision for income taxes	$157,812	$137,637	$35,195

The following is a reconciliation of the U.S. statutory federal tax rate (35%) to the consolidated effective tax rate:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
U.S. federal statutory (benefit) rate	35.0%	35.0%	35.0%
State and local income taxes	2.6	0.8	2.1
Non-U.S. operations	(6.8)	(13.7)	(9.4)
Valuation allowance for deferred tax assets	0.2	(2.0)	(22.8)
Audit settlements	(3.7)	-	-
Expiration of foreign tax credits	-	-	3.0
Other	(0.4)	(1.6)	2.1
Effective tax rate attributable to continuing operations	26.9%	18.5%	10.0%

For the year ended December 31, 2006, we reduced the valuation allowance $78.1 million on various deferred assets and recorded a benefit to the provision as a result of the reorganization of our U.S. legal entities.

At December 31, 2008, we had a valuation allowance of $78.2 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

We have foreign net operating loss carryforwards of approximately $147.8 million available to offset future taxable income in foreign jurisdictions. Approximately $79.1 million of the foreign net operating loss carryforwards is scheduled to expire in 2009 to 2011. The foreign net operating losses have a valuation allowance of $43.8 million against the related deferred taxes. We have U.S. federal net operating loss carryforwards of approximately $7.0 million, which carry a $1.4 million valuation allowance. These net operating loss carryforwards are scheduled to expire in years 2009 to 2027. We have state net operating losses of $1,034.5 million available to offset future taxable income in various states. The state net operating loss carryforwards begin to expire in the year 2009. We are carrying a valuation allowance of $25.8 million against the deferred tax asset related to the state loss carryforwards.

We would be subject to withholding taxes if we were to distribute earnings from our U.S. subsidiaries and certain foreign subsidiaries. For the year ended December 31, 2008, the undistributed earnings of these subsidiaries were $441.7 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $130.4 million would be payable upon distribution of these earnings. We have provided $3.1 million of taxes on earnings we intend to remit.  All other earnings are considered permanently reinvested.

NOTE 6 – LONG-TERM DEBT AND NOTES PAYABLE

	December 31,
	2008	2007
	(In thousands)
Long-term debt consists of:
Unsecured Debt:
Other notes payable through 2012 (interest at various rates up to 6.8%)	$11,548	$14,824
Secured Debt:
Power Generation Systems – various notes payable	1,945	2,384
Capitalized lease obligations	177	-
	13,670	17,208
Less: Amounts due within one year	7,561	6,599
Long-term debt	$6,109	$10,609
Notes payable and current maturities of long-term debt consist of:
Short-term lines of credit	$1,460	$-
Current maturities of long-term debt	7,561	6,599
Total	$9,021	$6,599
Weighted average interest rate on short-term borrowing	7.2%	-

Maturities of long-term debt during the five years subsequent to December 31, 2008 are as follows: 2009 – $7.6 million; 2010 – $0.6 million; 2011 – $0.4 million; 2012 – $4.4 million; and 2013 – $0.2 million.

Offshore Oil and Gas Construction

Credit Facility

On June 6, 2006, our subsidiary, J. Ray McDermott, S.A., entered into a senior secured credit facility with a syndicate of lenders (the “JRMSA Credit Facility”).  As amended to date, the JRMSA Credit Facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $800 million and matures on June 6, 2011.  The proceeds of the JRMSA Credit Facility are available for working capital needs and other general corporate purposes of our Offshore Oil and Gas Construction segment.

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

The JRMSA Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.  The capital expenditure annual limits allow us to roll forward unspent limit amounts from one year to the next.  However, the amount rolled forward must be spent entirely in the subsequent year and may not be rolled forward again to future years.  At December 31, 2008, JRMSA was in compliance with all of the covenants set forth in the JRMSA Credit Facility.

At December 31, 2008, there were no borrowings outstanding and letters of credit issued under the JRMSA Credit Facility totaled $282.9 million. At December 31, 2008, there was $517.1 million available for borrowings or to meet letter of credit requirements under the JRMSA Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at December 31, 2008 would have been 3.75% per year.  In addition, JRMSA and its subsidiaries had $288.3 million in outstanding unsecured letters of credit and bank guarantees under separate arrangements with financial institutions at December 31, 2008.

Unsecured Performance Guarantee (Middle East Operations)

In December 2005, JRMSA, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc. (“JRM Middle East”), entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions to provide credit support for bank guarantees issued in connection with three major projects. On February 3, 2008, JRM Middle East entered into a new $88.8 million unsecured performance guarantee issuance facility to replace the $105.2 million facility, which it terminated on February 14, 2008.  The outstanding amount under the new facility is included in the $288.3 million of outstanding letters of credit referenced above.  This new facility continues to provide credit support for bank guarantees for the duration of the three projects. On an annualized basis, the average commission rate of the new facility is less than 1.5%, compared to less than 4.5% for the former facility.  JRMSA is also a guarantor of the new facility.

Surety Bonds (Mexico Operations)

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activity of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA.  As of December 31, 2008, bonds issued under this arrangement totaled $3.3 million.

11% Senior Secured Notes

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

Government Operations

Credit Facility

On December 9, 2003, our subsidiary, BWX Technologies, Inc. (“BWXT”), entered into a senior unsecured credit facility with a syndicate of lenders (the “BWXT Credit Facility”), which is currently scheduled to mature March 18, 2010.  This facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The proceeds of the BWXT Credit Facility are available for working capital needs and other general corporate purposes of our Government Operations segment.

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

The BWXT Credit Facility contains customary financial and nonfinancial covenants and reporting requirements.  The financial covenants require maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio within our Government Operations segment.  At December 31, 2008, BWXT was in compliance with all of the covenants set forth in the BWXT Credit Facility.

At December 31, 2008, there were no borrowings outstanding and letters of credit issued under the BWXT Credit Facility totaled $71.6 million.  At December 31, 2008, there was $63.4 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at December 31, 2008 would have been 3.50% per year.

Letters of Credit (Nuclear Fuel Services, Inc.)

At December 31, 2008, Nuclear Fuel Services, Inc., a subsidiary of B&W, had approximately $3.7 million in letters of credit issued by various commercial banks on its behalf.  The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

Power Generation Systems

Credit Facility

On February 22, 2006, our subsidiary, Babcock & Wilcox Power Generation Group, Inc., entered into a senior secured credit facility with a syndicate of lenders (the “B&W PGG Credit Facility”). As amended to date, this facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $400 million and matures on February 22, 2011.  The proceeds of the B&W PGG Credit Facility are available for working capital needs and other similar corporate purposes of our Power Generation Systems segment.

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

The B&W PGG Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio within our Power Generation Systems segment and covenants that, among other things, restrict the ability of this segment to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures.  The capital expenditure annual limits allow us to roll forward unspent limit amounts from one year to the next.  However, the amount rolled forward must be spent entirely in the subsequent year and may not be rolled forward again to future years.  At December 31, 2008, B&W PGG was in compliance with all of the covenants set forth in the B&W PGG Credit Facility.

As of December 31, 2008, there were no outstanding borrowings and letters of credit issued under the B&W PGG Credit Facility totaled $189.8 million.  At December 31, 2008, there was $210.2 million available for borrowings or to meet letter of credit requirements under the B&W PGG Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at December 31, 2008 would have been 3.25% per year.

Bank Guarantees (Foreign Operations)

Certain foreign subsidiaries of B&W PGG had credit arrangements with various commercial banks for the issuance of bank guarantees.  The aggregate value of all such bank guarantees as of December 31, 2008 was $16.6 million.

Restricted Net Assets

Certain of our subsidiaries are restricted in their ability to transfer funds to MII.  Such restrictions principally arise from debt covenants, insurance regulations, national currency controls and the existence of minority shareholders.  We refer to the proportionate share of net assets, after intercompany eliminations, that may not be transferred to MII as a result of these restrictions, as “restricted net assets.”  At December 31, 2008, the restricted net assets of our consolidated subsidiaries were approximately $768 million.

NOTE 7 – PENSION PLANS AND POSTRETIREMENT BENEFITS

We have historically provided defined benefit retirement benefits, primarily through noncontributory pension plans, for most of our regular employees.  As of 2006, our retirement plans for U.S.-based employees were closed to new entrants for our Offshore Oil and Gas Construction segment and corporate office and were closed to new salaried entrants for our Government Operations and Power Generation Systems segments.  Effective December 31, 2007, the salaried retirement plan acquired with MMC in May 2007 was closed to new entrants and benefit accruals were frozen for existing participants who were not vested as of December 31, 2007.  Effective October 31, 2008, the salaried and hourly retirement plans acquired with MMC were merged into the retirement plan for our Government Operations segment.  Effective December 31, 2008, we acquired the retirement plans and postretirement benefit plans of NFS.

We do not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries. Retirement benefits for salaried employees who accrue benefits in a defined benefit plan are based on final average compensation and years of service, while benefits for hourly paid employees are based on a flat benefit rate and years of service.  Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended, or other applicable law. The Pension Protection Act of 2006 replaces the current funding provisions for single-employer defined benefit plans. Funding provisions under the Pension Protection Act accelerate funding requirements to ensure full funding of benefits accrued. The Pension Protection Act became effective in 2008 and had no impact on our consolidated financial condition or cash flows for 2008, and we do not anticipate any material impact on our consolidated financial condition or cash flows in the future as a result of this legislation.

Effective December 31, 2007, we adopted the measurement date provision of SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, for our plans that were not on a calendar year measurement. In accordance with this provision, we recorded a reduction in retained earnings of $1.7 million, net of a related tax benefit of $0.8 million.

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

Obligations and Funded Status
	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,605,717	$2,521,895	$103,570	$108,697
Service cost	37,707	37,766	282	331
Interest cost	153,787	149,329	5,567	5,993
Measurement date change	-	4,203	-	189
Acquisitions	94,082	24,830	45,080	1,681
Plan participants’ contributions	283	319	-	-
Amendments	100	(26,381)	-	-
Settlements	(1,216)	-	-	-
Medicare reimbursement	-	-	-	19
Actuarial (gain) loss	(35,303)	10,197	1,958	(2,530)
Foreign currency exchange rate changes	(36,882)	28,436	(1,447)	1,332
Benefits paid	(145,580)	(144,877)	(13,047)	(12,142)
Benefit obligation at end of period	$2,672,695	$2,605,717	$141,963	$103,570

Change in plan assets:
Fair value of plan assets at beginning of period	$2,279,984	$2,050,215	$-	$-
Actual return on plan assets	(372,553)	191,203	-	-
Measurement date change	-	3,027	-	-
Acquisitions	67,321	16,466	27,079	-
Plan participants’ contributions	283	319	-	-
Company contributions	160,298	138,630	13,047	12,142
Foreign currency exchange rate changes	(38,748)	25,001	-	-
Benefits paid	(145,580)	(144,877)	(13,047)	(12,142)
Fair value of plan assets at the end of period	1,951,005	2,279,984	27,079	-
Funded status	$(721,690)	$(325,733)	$(114,884)	$(103,570)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$-	$-	$(7,317)	$(7,317)
Accrued pension liability – current portion	(45,980)	(159,601)	-	-
Accumulated postretirement benefit obligation	-	-	(107,567)	(96,253)
Pension liability	(678,866)	(182,739)	-	-
Prepaid pension	3,156	16,607	-	-
Accrued benefit liability, net	$(721,690)	$(325,733)	$(114,884)	$(103,570)

Amounts recognized in accumulated comprehensive loss:
Net actuarial loss	$855,546	$367,057	$14,906	$14,413
Prior service cost	13,176	17,401	399	473
Unrecognized transition obligation	-	-	889	1,156
Total before taxes	$868,722	$384,458	$16,194	$16,042

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $2,596.8 million, $2,483.2 million and $1,871.9 million, respectively, at December 31, 2008 for plans with accumulated benefit obligation in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $75.9 million, $67.8 million and $79.1 million, respectively, at December 31, 2008 for plans with plan assets in excess of the accumulated benefit obligation. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $2,364.4 million, $2,266.2 million and $2,046.1 million, respectively, at December 31, 2007 for plans with accumulated benefit obligation in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $241.3 million, $218.4 million and $233.9 million, respectively, at December 31, 2007 for plans with plan assets in excess of the accumulated benefit obligation.

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2008	2007(1)	2006	2008	2007(1)	2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$37,707	$37,766	$37,724	$282	$331	$129
Interest cost	153,787	149,329	133,176	5,567	5,993	5,269
Expected return on plan assets	(184,267)	(172,087)	(143,674)	-	-	-
Amortization of transition obligation	-	-	-	282	273	222
Amortization of prior service cost	2,773	3,091	3,142	73	71	58
Recognized net actuarial loss	33,551	45,799	63,183	1,452	1,723	1,402
Net periodic benefit cost	$43,551	$63,898	$93,551	$7,656	$8,391	$7,080
(1) Excludes approximately $2.2 million and $0.3 million of net benefit cost for pension benefits and other benefits, respectively, which have been recorded as adjustments to beginning-of-year retained earnings.

Additional Information
	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2008	2007	2008	2007
	(In thousands)

Increase (decrease) in accumulated other comprehensive loss due to actuarial losses (gains) - before taxes	$520,589	$(34,625)	$1,958	$(2,487)

We have recognized in the current fiscal year, and expect to recognize in the next fiscal year, the following amounts in other comprehensive loss as components of net periodic benefit cost:

	Recognized in the Year Ended December 31, 2008		To Be Recognized in the Year Ending December 31, 2009
	Pension	Other	Pension	Other
	(In thousands)
Pension cost in accumulated other comprehensive loss:
Net actuarial loss	$33,551	$1,452	$83,070	$4,141
Prior service cost	2,773	73	2,824	(3,431)
Transition obligation	-	282	-	242
	$36,324	$1,807	$85,894	$952

Assumptions
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	6.16%	6.14%	6.14%	5.74%
Rate of compensation increase	3.99%	3.96%	-	-
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.13%	5.89%	5.74%	5.70%
Expected return on plan assets	7.96%	8.33%	-	-
Rate of compensation increase	3.98%	3.93%	-	-

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio.  In setting this rate, we use a building-block approach.  Historic real return trends for the various asset classes in the plan’s portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class.   These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio.  We have been using an expected return on plan assets assumption of 8.5% for the majority of our existing pension plan assets (approximately 76% of our total pension assets at December 31, 2008), which is consistent with the long-term asset returns of the portfolio.

Our existing other benefit plans are unfunded.  Effective with the acquisition of NFS, we have acquired postretirement benefit plans which are funded, primarily through VEBAs, to cover health care benefits for certain retirees. As with our existing pension plan assets, investments will be evaluated for the various asset classes in order to maintain liquidity sufficient to pay current benefits when due.
	2008(1)	2007

Assumed health-care cost trend rates at December 31
Health-care cost trend rate assumed for next year	8.50% - 8.60%	8.00% - 9.00%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2016 – 2028	2012 – 2013

(1) Assumed health-care cost trend rate for our existing plans is 8.50%, reaching the ultimate trend rate in 2016. The assumed health-care cost trend rate for our plans acquired with NFS is 8.60%, reaching the ultimate trend rate in 2028.

Assumed health-care cost trend rates have a significant effect on the amounts we report for our health-care plan.  A one-percentage-point change in our assumed health-care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease

Effect on total of service and interest cost	$253	$(237)
Effect on postretirement benefit obligation	$9,771	$(8,551)

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

Allocations to each asset class for both domestic and foreign plans are reviewed periodically and rebalanced, if appropriate, to assure the continued relevance of the goals, objectives and strategies. The pension trusts for both our domestic and foreign plans employ a professional investment advisor and a number of professional investment managers whose individual benchmarks are, in the aggregate, consistent with the plan’s overall investment objectives.
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

Domestic Plans

We sponsor the following domestic defined benefit plans:
•	Retirement Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (covering corporate employees);

•	Retirement Plan for Employees of J. Ray McDermott Holdings, LLC and Participating Subsidiary and Affiliated Companies (the “J. Ray Plan,” covering Offshore Oil and Gas Construction segment employees);
•	Retirement Plan for Employees of The Babcock & Wilcox Company and Participating Subsidiary and Affiliated Companies (covering Power Generation Systems segment employees);
•	Retirement Plan for Employees of BWX Technologies, Inc. (covering Government Operations segment employees); and
•	Nuclear Fuel Services, Inc. Retirement Plan for Salaried Employees and Nuclear Fuel Services, Inc. Retirement Plan for Hourly Employees acquired with NFS (the “NFS Plans”).

With the exception of the newly-acquired NFS Plans, the assets of the domestic pension plans are commingled for investment purposes and held by the Trustee, The Bank of New York Mellon, in the McDermott Incorporated Master Trust (the “Master Trust”).  Substantially all of the assets of the J. Ray Plan, a participating plan in the Master trust, have been invested in a fixed income securities pool, the average duration of which generally matches the average duration of the liabilities of the Plan. For the years ended December 31, 2008 and 2007, the investment (loss) return on domestic plan assets of the Master Trust (before deductions for management fees) was approximately (19.8%) and 10.2%, respectively. The investment loss for the year ended December 31, 2008 excludes the J. Ray Plan.

 The following is a summary of the domestic pension plans’ asset allocations at December 31, 2008 and 2007 by asset category. The changes in the allocation of assets at December 31, 2008 compared to December 31, 2007 is partially a result of the market volatility in 2008 and does not represent a change in investment strategy. The allocation of assets at December 31, 2008 is a weighted average allocation that includes the acquired pension plan assets of NFS.

	2008	2007
Asset Category:
Debt Securities	32%	33%
Equity Securities	25%	34%
U.S. Government Securities	17%	10%
Partnerships with Security Holdings	11%	12%
Real Estate	6%	8%
Mutual Funds	4%	2%
Other	5%	1%
Total	100%	100%

  The target allocation for 2009 for the domestic plans, by asset class, is as follows:
	J. RAY Plan	NFS Plans	Other Plans
Asset Class:
Public Equity	-%	60%	42.5%
Private Equity	-%	-%	10.0%
Fixed Income	98.0%	40%	38.0%
Real Estate	-%	-%	5.0%
Other	2.0%	-%	4.5%

Foreign Plans

We sponsor various plans through certain of our foreign subsidiaries. These plans are the J. Ray McDermott, S.A. TCN Employees Pension Plan (the “TCN Plan”), various plans of Babcock & Wilcox Canada, Ltd. (the “Canadian Plans”) and the Diamond Power Specialty Limited Retirement Benefits Plan (the “Diamond UK Plan”).

The weighted average asset allocations of these plans at December 31, 2008 and 2007 by asset category were as follows:

	2008	2007
Asset Category:
Debt Securities	51%	35%
Equity Securities	47%	62%
Other	2%	3%
Total	100%	100%

The target allocation for 2009 for the foreign plans, by asset class, is as follows:

	TCN Plan	Canadian Plans	Diamond UK Plan
Asset Class:
U. S. Equity	40%	15%	10%
Global Equity	30%	50%	45%
Fixed Income	30%	35%	45%

Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2009	$29,100	N/A	$12,524	N/A
Expected benefit payments:
2009	$148,314	$14,486	$13,843	$457
2010	$155,865	$14,397	$14,139	$496
2011	$162,943	$14,260	$13,678	$536
2012	$170,870	$13,778	$13,736	$576
2013	$177,415	$13,319	$15,336	$616
2014-2018	$961,542	$56,491	$91,272	$3,666

The expected employer contributions to trusts for 2009 are included in current liabilities at December 31, 2008.

Defined Contribution Plans

We provide benefits under the McDermott International, Inc. Supplemental Executive Retirement Plan (“SERP Plan”), which is a defined contribution plan.  We recorded income (expense) related to the SERP Plan of approximately $1.3 million, $(1.1) million and $(2.9) million in the years ended December 31, 2008, 2007 and 2006, respectively.

We also provide benefits under the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (“Thrift Plan”). The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6 percent of compensation. These matching employer contributions are typically made in shares of MII common stock. The Thrift Plan also provides for unmatched employer cash contributions to certain employees of our Offshore Oil and Gas Construction segment as well as service-based contributions to salaried corporate employees and salaried employees within our Power Generation Systems and Government Operations segments. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $18.1 million, $18.6 million and $14.6 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Multiemployer Plans

One of the subsidiaries in our Power Generation Systems segment contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $30.4 and $32.6 million in the years ended December 31, 2008 and 2007, respectively, and $24.4 million in the period ended December 31, 2006, since the reconsolidation of B&W PGG and its subsidiaries as of February 22, 2006.

NOTE 8 – ASSET SALES AND IMPAIRMENT OF LONG-LIVED ASSETS

We had gains on the sale of assets totaling $12.2 million during the year ended December 31, 2008, primarily in our Power Generation Systems segment, including a gain of $9.6 million associated with the sale of the former location for our Dumbarton, Scotland facility, which was moved to a new location in Dumbarton.

We had losses on the sale of assets totaling $15.0 million in 2006, primarily in our Offshore Oil and Gas Construction segment, which includes a loss of $16.4 million associated with currency translation losses recorded in accumulated other comprehensive loss for our former joint venture in Mexico, offset by gains on sales of various non-strategic assets, primarily in our Government Operations segment.

During the years ended December 31, 2008, 2007 and 2006, we did not record any impairments of property, plant and equipment.

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

We issue shares of our common stock in connection with our 2001 Directors and Officers Long-Term Incentive Plan, our 1996 Officer Long-Term Incentive Plan (and its predecessor programs) and contributions to our Thrift Plan.  At December 31, 2008 and 2007, 12,484,618 and 13,829,901 shares of common stock, respectively, were reserved for issuance in connection with those plans.

Increase in Authorized Shares

On May 4, 2007, our shareholders approved an amendment to our articles of incorporation increasing the number of authorized shares of common stock from 150 million to 400 million.  The amendment became effective on August 6, 2007 upon filing of a certificate of amendment in the Public Registry Office of the Republic of Panama.

Stock Splits

On August 7, 2007, our Board of Directors declared a two-for-one stock split effected in the form of a stock dividend.  The shares issued in the dividend were distributed on September 10, 2007 to stockholders of record as of the close of business on August 20, 2007.  On May 3, 2006, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend.  The shares issued in the dividend were distributed on May 31, 2006 to stockholders of record as of the close of business on May 17, 2006.  All share and per share information in the accompanying financial statements and notes has been retroactively adjusted to reflect these stock splits.

NOTE 10 – STOCK PLANS

At December 31, 2008, we had a stock-based employee compensation plan, which is described below. Where required, disclosures have been adjusted for our stock splits effected in the form of a stock dividend in September 2007 and May 2006. See Note 9 for further information regarding our stock splits.

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

At December 31, 2008, we had a total of 6,465,314 shares of our common stock available for award under the 2001 Directors and Officers Long-Term Incentive Plan.

1997 Director Stock Program

Until 2007, we also maintained a 1997 Director Stock Program.  Under this program, nonmanagement directors were entitled to receive a grant of options to purchase 2,700 shares of our common stock in the first year of a director's term and a grant of options to purchase 900 shares in subsequent years of such term at a purchase price equal to the fair market value of one share of our common stock on the date of grant.  These options become exercisable, in full, six months after the date of grant and expire ten years from the date of grant.  In addition, nonmanagement directors are entitled to receive a grant 1,350 shares of restricted stock in the first year of a director's term and 450 shares in subsequent years of such term.  The shares of restricted stock are subject to payment by the director of a purchase price at par value ($1.00 per share) and to transfer restrictions that lapse at the end of the director's term.  By the terms of the 1997 Director Stock Program, no award may be granted under the program beginning June 6, 2007.  As a result, we made our final grants of stock options and restricted stock under the 1997 Directors Stock Program in connection with our Annual Meeting of Stockholders in May 2007.  The shares of common stock available to be awarded under the 1997 Director Stock Program are available under the terms of the 2001 Directors and Officers Long-Term Incentive Plan and have been included in the amount available for grant discussed above.

In the event of a change in control of our company, all of these stock-based compensation programs have provisions that may cause restrictions to lapse and accelerate the exercisability of outstanding options.

Total compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Compensation Expense	Tax Benefit	Net Impact
	(In thousands)
	Year Ended December 31, 2008
Stock options	$780	$(239)	$541
Restricted stock	4,438	(1,046)	3,392
Performance shares	28,232	(9,121)	19,111
Performance and deferred stock units	2,534	(828)	1,706
TOTAL	$35,984	$(11,234)	$24,750

	Year Ended December 31, 2007
Stock options	$2,740	$(747)	$1,993
Restricted stock	904	(21)	883
Performance shares	19,196	(6,085)	13,111
Performance and deferred stock units	7,165	(2,314)	4,851
TOTAL	$30,005	$(9,167)	$20,838

	Year Ended December 31, 2006
Stock options	$4,352	$(971)	$3,381
Restricted stock	1,199	(122)	1,077
Performance shares	4,826	(1,329)	3,497
Performance and deferred stock units	8,434	(2,195)	6,239
TOTAL	$18,811	$(4,617)	$14,194

The impact on basic earnings per share of stock-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 was $0.11, $0.09 and $0.07 per share, respectively, and on diluted earnings per share was $0.11, $0.09 and $0.06 per share, respectively.

As of December 31, 2008, total unrecognized estimated compensation expense related to nonvested awards was $23.8 million, net of estimated tax benefits of $11.5 million.  The components of the total gross unrecognized estimated compensation expense of $35.3 million and their expected weighted-average periods for expense recognition are as follows (amounts in millions; periods in years):

	Amount	Weighted-Average Period
Stock options	$-	-
Restricted stock	$10.5	2.3
Performance shares	$23.2	1.2
Performance and deferred stock units	$1.6	1.3

Stock Options

The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	N/A	4.51%	4.99%
Expected volatility	N/A	0.50	0.50
Expected life of the option in years	N/A	5.28	4.94
Expected dividend yield	N/A	0.0%	0.0%

The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option.  The expected volatility is based on historical implied volatility from publicly traded options on our common stock, historical implied volatility of the price of our common stock and other factors.  The expected life of the option is based on observed historical patterns.  The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant.  This amount is zero because we have not paid cash dividends in recent years and do not expect to pay cash dividends at this time.

The following table summarizes activity for our stock options for the year ended December 31, 2008 (share data in thousands):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding, beginning of year	3,129	$4.99
Granted	-	-
Exercised	(1,807)	5.32
Cancelled/expired/forfeited	(2)	6.73
Outstanding, end of year	1,320	$4.52	4.2 Years	$7.3
Exercisable, end of year	1,320	$4.52	4.2 Years	$7.3

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of each period and the exercise price of the options.  This amount changes based on the fair market value of our common stock.

The weighted-average fair value of the stock options granted in the years ended December 31, 2007 and 2006 was $14.48 and $10.32, respectively.  There were no stock options granted in the year ended December 31, 2008.  The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $2.2 million, $4.3 million and $5.0 million, respectively.

During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $81.5 million, $134.9 million and $102.4 million, respectively.  We recorded cash received in the years ended December 31, 2008, 2007 and 2006 from the exercise of these stock options totaling $9.6 million, $15.2 million and $21.5 million, respectively.

The actual tax benefits realized related to the stock options exercised during the years ended December 31, 2008 and 2006 were $17.2 million and $17.9 million, respectively.  Tax benefits related to stock options exercised and restricted stock lapses were deferred at December 31, 2007 until utilization of the net operating losses caused the benefits to be realized.  Therefore, no actual tax benefits were recognized during the year ended December 31, 2007.

During the year ended December 31, 2008, the net operating losses, inclusive of all benefits from prior years, were utilized, and deferred benefits totaling $40.4 million were recognized.

Restricted Stock

Nonvested restricted stock awards as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows (share data in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested, beginning of year	377	$1.87
Granted	356	42.36
Lapsed	(385)	3.76
Cancelled/forfeited	(5)	52.65
Nonvested, end of year	343	$40.94

The actual tax benefits realized related to the restricted stock lapsed during the years ended December 31, 2008 and 2006 were $3.3 million and $2.2 million, respectively.  As discussed above, tax benefits related to stock options exercised and restricted stock lapses were deferred at December 31, 2007 until utilization of the net operating losses caused the benefits to be realized.  Therefore, no actual tax benefits were recognized during the year ended December 31, 2007.

Performance Shares

Nonvested performance share awards as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows (share data in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested, beginning of year	1,768	$29.22
Granted	633	45.34
Vested	-	-
Cancelled/forfeited	(60)	37.76
Nonvested, end of year	2,341	$33.41

The actual number of shares earned by each participant is dependent upon achievement of certain consolidated operating income targets over the three-year performance periods.  The awards actually earned will range from zero to 150% of the targeted number of performance shares, to be determined upon completion of the three-year performance period.

No performance shares vested during the years ended December 31, 2008, 2007 and 2006.

Performance and Deferred Stock Units

Nonvested performance and deferred stock unit awards as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows (share data in thousands):

	Number of Units	Aggregate Intrinsic Value (in millions)
Nonvested, beginning of year	374
Granted	-
Vested	(121)
Cancelled/forfeited	(14)
Nonvested, end of year	239	$2.4

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value recorded as a liability at December 31, 2008 in the consolidated balance sheets.  During the years ended December 31, 2008, 2007 and 2006, we paid $6.5 million, $4.7 million and $26.2 million, respectively, for the settlement of vested performance and deferred stock units.

Thrift Plan

On November 12, 1991, 15,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the "Thrift Plan").  On October 11, 2002, an additional 15,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan.  Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability.  The Thrift Plan allows employees to sell their interest in MII’s common stock fund at any time, except as limited by applicable securities laws and regulations. During the years ended December 31, 2008, 2007 and 2006, we issued 412,947, 333,939 and 473,860 shares, respectively, of MII's common stock as employer contributions pursuant to the Thrift Plan.  At December 31, 2008, 6,019,304 shares of MII's common stock remained available for issuance under the Thrift Plan.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Investigations and Litigation

The matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”) was filed in June 1994 and is pending in the United States District Court for the Western District of Pennsylvania (the “District Court”).   The Hall Litigation, which has been amended from time to time, presently involves approximately 500 separate claims for compensatory damages against B&W PGG and Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc., (“B&W TSG” together with B&W PGG, the “B&W Parties”), alleging, among other things, death, personal injury, property damage and other damages as a result of alleged radioactive and non-radioactive emissions from two former nuclear fuel processing facilities located in Apollo and Parks Township, Pennsylvania. These facilities were previously owned by Nuclear Materials and Equipment Company (“Numec”), a subsidiary of Atlantic Richfield Company (“ARCO”), a former defendant in the Hall Litigation.

In September 1998, a jury found B&W PGG and ARCO liable to eight plaintiffs in the first cases brought to trial, awarding $36.7 million in compensatory damages. During the trial, B&W PGG settled all pending punitive damages claims in the Hall Litigation for $8.0 million. In June 1999, the Pennsylvania District Court set aside the $36.7 million judgment and ordered a new trial on all issues.  In February 2008, the plaintiffs and ARCO reached an agreement to settle ARCO’s exposure in the Hall Litigation.

In September 2008, the remaining parties advised the District Court that they were pursuing an amicable resolution of the Hall Litigation and requested that the Court suspend all pre-trial requirements and obligations.  The parties negotiated the principal terms of a settlement that, if consummated, would resolve all claims against the B&W Parties.  Specifically, the settlement contemplates, among other things:

•
The B&W Parties would be provided releases from each of the “Apollo/Parks Township Releasors,” a term that will be defined in the final settlement agreement generally to mean the existing claimants in the Hall Litigation;

•
The B&W Parties would be provided full and complete releases from each of the Apollo/Parks Township Releasors asserting personal injury claims in the Hall Litigation and a limited release from each of the Apollo/Parks Township Releasors asserting property damage only claims;

•
The B&W Parties would make a $52.5 million cash payment to the Apollo/Parks Township Releasors after certain conditions precedent to such payment, as set forth in the final written settlement agreement, have been satisfied; and

•	The B&W Parties would retain all insurance rights and may pursue its insurers to collect any of the amounts paid in settlement.

A binding settlement remains subject to the negotiation and execution of a final settlement agreement and the satisfaction of all conditions precedent.  B&W PGG previously has negotiated prior settlement arrangements with the Apollo/Parks Township Releasors that have not been consummated.  The proposed settlement is within amounts provided for in Other Liabilities at December 31, 2008.

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

In September 2008, B&W PGG and ARCO advised the District Court that they were pursuing an amicable resolution of the Indemnity Action.  The parties negotiated the principal terms of a settlement that, if consummated, would resolve all claims between ARCO and B&W PGG with respect to the claims of the present Apollo/Parks Township Releasors. Specifically, the settlement contemplates, among other things, that:

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

Other Litigation and Settlements

On November 17, 2008, December 5, 2008 and January 20, 2009, three separate alleged purchasers of our common stock during the period from February 27, 2008 through November 5, 2008 filed purported class action complaints against MII, Bruce Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (the Chief Financial Officer of MII) in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to the operational and financial status of three ongoing construction contracts in our Offshore Oil and Gas Construction segment for the installation of pipelines off the coast of Qatar. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. The three cases have been consolidated. On February 9, 2009, MII filed a motion to transfer the consolidated cases to the Southern District of Texas. We believe the substantive allegations contained in the consolidated complaints are without merit, and we intend to defend against these claims vigorously.

By letter dated February 24, 2009, the United States Securities and Exchange Commission notified us that it was conducting an inquiry regarding the three construction contracts and the events leading to the related writedowns we have recorded.  We intend to cooperate with the SEC in this inquiry.

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

The matter of Iroquois Falls Power Corp. v. Jacobs Canada Inc., et al., was filed in the Superior Court of Justice, in Ontario, Canada, on June 1, 2005.  Iroquois Falls Power Corp. (“Iroquois”) seeks damages of approximately $14 million (Canadian) as a result of an alleged breach by one of our former subsidiaries in connection with the supply and installation of heat recovery steam generators.  McDermott Incorporated, which provided a guarantee to certain obligations of the former subsidiary, and two bonding companies with whom MII entered into an indemnity arrangement, were also named as defendants.  In March 2007, the Superior Court granted summary judgment in favor of all defendants and dismissed all claims of Iroquois, which appealed the ruling.  In April 2008, the Court of Appeals for Ontario upheld the summary judgment, but sent the case back to the Superior Court of Justice to allow Iroquois an opportunity to amend its complaint to assert new claims.  On October 30, 2008, the Superior Court of Justice denied the request of Iroquois to amend its complaint and assert new claims against the defendants based on a breach of contractual warranty.  Iroquois filed a notice of appeal, however, no date has been set for the hearing of the appeal.

In a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al., filed in the 24th Judicial District Court, Jefferson Parish, Louisiana, approximately 88 plaintiffs filed suit against approximately 215 defendants, including JRMI and Delta Hudson Engineering Corporation (“DHEC”), another affiliate of ours, generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. On January 10, 2007, the District Court dismissed the Plaintiffs’ claims, without prejudice to their right to refile their claims.  On January 29, 2007, in a matter entitled Boudreaux, et al v. McDermott, Inc., et al, originally filed in the United States District Court for the Southern District of Texas, 21 plaintiffs originally named in the Antoine matter filed suit against JRMI, MI and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. Boudreaux was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007. The District Court entered an order in September 2007 staying the matter until further order of the court due to the bankruptcy filing of one of the co-defendants.  Additionally, on January 29, 2007, in a matter entitled  Antoine, et al. v. McDermott, Inc., et al.,  filed in the 164 th  Judicial District Court for Harris County, Texas, 43 plaintiffs originally named in the Antoine matter filed suit against JRMI, MI and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise.  On April 27, 2007, the District Court entered an order staying all activity and deadlines in this matter other than service of process and answer/appearance dates until further order of the court.  The plaintiffs filed a motion to lift the stay on February 20, 2009, which is pending before the District Court. The plaintiffs seek monetary damages in an unspecified amount in both cases and attorneys’ fees in the new Antoine case.

In 2003, we received a favorable arbitration award for one of our claims related to a project in India completed in the 1980’s. The award, which with interest and costs then had a value of approximately $50 million, was appealed to the Supreme Court of India. On May 28, 2005, we received a favorable award for the remainder of our claim in the approximate amount of $48 million, including interest and costs, which was also appealed. The Supreme Court of India heard the consolidated appeal in late October 2005 and, in May 2006, issued a decision reducing the total of the awards to approximately $90 million, including interest and costs, but otherwise affirming the awards.  On November 3, 2008, we executed a binding settlement agreement for our claims related to a project in India completed in the 1980’s.  The gross settlement totals approximately $45 million and our expenses and related taxes associated with the settlement were approximately 35% of the award. We received the cash proceeds on November 4, 2008 and recorded the settlement in our statement of income in the three months ended December 31, 2008.

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
Based upon our prior experience, we do not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Environmental Matters

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct.  Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site.  We have not been determined to be a major contributor of wastes to any of these sites.  On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.

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

The NRC’s decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its facilities at the end of its service life.  We will continue to provide financial assurance aggregating $28.9 million during the year ending December 31, 2009 with existing letters of credit for the ultimate decommissioning of all of these licensed facilities, except two.  These two facilities, which represent the largest portion of our eventual decommissioning costs, have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the U.S. Department of Energy, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee.

At December 31, 2008 and 2007, we had total environmental reserves (including provisions for the facilities discussed above) of $41.9 million and $18.8 million, respectively.  Of our total environmental reserves at December 31, 2008 and 2007, $8.9 million and $7.0 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress.  Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2008 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2009	$29,869
2010	$17,799
2011	$19,858
2012	$17,615
2013	$17,082
Thereafter	$101,224

Total rental expense for the years ended December 31, 2008, 2007 and 2006 was $75.7 million, $66.9 million and $52.0 million, respectively.  These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

Other

Warranty Claim (Power Generation Systems Segment)

One of our Canadian subsidiaries has received notice of a warranty claim on one of its projects on a contract executed in 1998. This situation relates to technical issues concerning components associated with nuclear steam generators. Data collection and analysis can only be performed at specific time periods when the power plant is scheduled to be off-line for maintenance. We also received a notice from the customer during October 2008, and, during November 2008, we responded to the notice by disagreeing with the matters stated in the claim and disputing the claim.  This project included a limited-term performance bond totaling approximately $140 million for which we entered into an indemnity arrangement with the surety underwriters. It is possible that our subsidiary may incur warranty costs in excess of amounts provided for as of December 31, 2008. It is also possible that a claim could be initiated by our subsidiary’s customer against the surety underwriter should certain events occur.  If such a claim were successful, the surety could seek to recover from our subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from our subsidiary, we believe that our subsidiary would have adequate liquidity to satisfy its obligations. However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

Surety Bonds (Power Generation Systems Segment)

In June 2008, MII, B&W PGG and McDermott Holding, Inc. jointly executed a general agreement of indemnity in favor of a surety underwriter relating to surety bonds that underwriter issued in support of B&W PGG’s contracting activity.  As of December 31, 2008, bonds issued under this arrangement totaled approximately $58 million.  Any claim successfully asserted against the surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and McDermott Holdings, Inc. under the indemnity agreement.

Proposed Unfavorable Tax Adjustments

We were advised in 2006 by the IRS of proposed unfavorable tax adjustments related to the 2001 through 2003 tax years.  We reviewed the IRS positions and disagreed with certain proposed adjustments.  Accordingly, we filed a protest with the IRS regarding the resolution of these issues, and the process has proceeded through an appeals hearing with an IRS appellate conferee.  We have provided for any amounts that we believe will ultimately be payable for these proposed adjustments. However, the ultimate resolution of these proposed adjustments are uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

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

Each of the following executive officers of our company has irrevocably elected to satisfy withholding obligations relating to all or a portion of any applicable federal, state or other taxes that may be due on the vesting in the year ending December 31, 2009 of certain shares of restricted stock and performance shares awarded under various long-term incentive plans by returning to us the number of such vested shares having a fair market value equal to the amount of such taxes:  John A. Fees, Robert A. Deason, Brandon C. Bethards, Preston Johnson, Jr., James C. Lewis, John T. Nesser III, Michael S. Taff, Dennis S. Baldwin and Liane K. Hinrichs and our former executive officer James R. Easter.  These elections, which apply to an aggregate of 79,440, 38,540, 16,310, 900, 12,664, 31,337, 18,797, 700, 13,350 and 13,500 shares vesting in the year ending December 31, 2009 and held by Messrs. Fees, Deason, Bethards, Johnson, Lewis, Nesser, Taff and Baldwin, Ms. Hinrichs and Messr. Easter, respectively, are subject to approval of the Compensation Committee of our Board of Directors, which approval was granted.  For performance shares vesting in 2009, our Board of Directors also granted approval for any incremental shares that vest during 2009 based upon achievement of specified performance criteria, as discussed further in Note 10.  In the year ended December 31, 2008, each of Robert A. Deason and John T. Nesser III and our former executive officers Bruce W. Wilkinson, James R. Easter, Francis S. Kalman and Louis J. Sannino made a similar election, which applied to an aggregate of 75,000, 28,200, 82,200, 11,700, 43,500 and 18,300 shares, respectively, that vested in the year ended December 31, 2008.  Those elections also were approved by the Compensation Committee.  We expect any transfers reflecting shares of restricted stock returned to us will be reported in the SEC filings made by those transferring holders who are obligated to report transactions in our securities under Section 16 of the Securities Exchange Act of 1934.

See Note 4 for additional transactions with unconsolidated affiliates.

NOTE 13 – RISKS AND UNCERTAINTIES

Percentage-of-Completion Accounting

As of December 31, 2008, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

Liquidated Damages (Offshore Oil and Gas Construction Segment)

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  As of December 31, 2008, we had not accrued for approximately $108 million of potential liquidated damages that we believe we could incur based upon our current expectations of the time to complete certain projects in our Offshore Oil and Gas Construction segment.  We do not believe any claims for these potential liquidated damages are probable of being assessed. The trigger dates for the majority of these potential liquidated damages occurred during the fourth quarter of 2008. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for liquidated damages being assessed. However, we may not achieve relief on some or all of the issues. For certain other projects in our Offshore Oil and Gas Construction segment, we have currently provided for approximately $23 million in liquidated damages in our estimates of revenues and gross profit, of which approximately $17 million has been recognized in our financial statements to date, as we believe, based on the individual facts and circumstances, that these liquidated damages are probable.

Contract Losses (Middle East Projects)

During the year ended December 31, 2008, we recorded contract losses of approximately $146 million attributable to changes in our estimates on the expected costs to complete various projects, primarily in our Middle East operations.

Tax Group Reorganization

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

We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure.  At December 31, 2008 and 2007, the allowance for possible losses that we deducted from accounts receivable – trade on the accompanying balance sheet was $2.7 million and $5.2 million, respectively.

NOTE 15 – INVESTMENTS

The following is a summary of our available-for-sale securities at December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)

U.S. Treasury securities and obligations of U.S. Government agencies	$282,509	$2,911	$-	$285,420
Money market instruments and short-term investments	59,894	-	(547)	59,347
Asset-Backed Securities and Collateralized Mortgage Obligations(1)	21,298	-	(9,923)	11,375
Corporate and Foreign Government Bonds and Notes	95,962	-	(1,419)	94,543
Total(2)	$459,663	$2,911	$(11,889)	$450,685

(1) Included in our Asset-Backed Securities and Collateralized Mortgage Obligations is approximately $6 million of commercial paper secured by prime mortgaged backed securities. These investments originally matured in August 2007 but were extended.

We changed our investment policy effective in August 2007 to no longer invest in asset-backed securities or asset-backed commercial paper. These investments represented approximately 1.1% of our total cash and cash equivalents and investments at December 31, 2008.

(2) Fair value of $30.9 million pledged to secure payments under certain reinsurance agreements.

The following is a summary of our available-for-sale securities at December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)

U.S. Treasury securities and obligations of U.S. Government agencies	$91,845	$907	$-	$92,752
Money market instruments and short-term investments	341,777	1,532	-	343,309
Asset-Backed Securities and Collateralized Mortgage Obligations(1)	27,555	-	(1,455)	26,100
Total(2)	$461,177	$2,439	$(1,455)	$462,161

(1) Included in our Asset-Backed Securities and Collateralized Mortgage Obligations is approximately $18 million of commercial paper secured by prime mortgaged backed securities. These investments originally matured in August of 2007 but were extended.

We changed our investment policy effective in August 2007 to no longer invest in asset-backed securities or asset-backed commercial paper. These investments represented approximately 1.7% of our total cash and cash equivalents and investments at December 31, 2007.

(2) Fair value of $30.7 million pledged to secure payments under certain reinsurance agreements.

At December 31, 2008, our available-for-sale debt securities had contractual maturities primarily in 2009 and 2010.

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
Year Ended December 31, 2008	$1,529,068	$1,492	$-
Year Ended December 31, 2007	$2,311,730	$177	$-
Year Ended December 31, 2006	$1,730,838	$7	$-

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

At December 31, 2008, we had forward contracts to purchase or sell a total notional value of $433.0 million in foreign currencies, primarily Euros and Canadian Dollars, at varying maturities through December 2011.  At December 31, 2007, we had forward contracts to purchase or sell a net total notional value of $368.7 million in foreign currencies, primarily Euros and Canadian Dollars, at varying maturities through December 2011.

At December 31, 2007, we had a foreign currency option contract outstanding to purchase 0.9 million Euros at a strike price of 1.34 with varying expiration dates extending to October 2008.  Also at December 31, 2007, we had a foreign currency option contract to purchase 427.1 million Japanese Yen at a strike price of 110.0 with an expiration date of February 29, 2008.

We have designated substantially all of our forward and option contracts as cash flow hedging instruments.  For the option contracts, the hedged risk is the risk of changes in forecasted U.S. dollar equivalent cash flows related to long-term contracts attributable to movements in the exchange rate above the strike prices.  We assess effectiveness based upon total changes in cash flows of the option contracts.   For forward contracts, the hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts.  We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates.  At December 31, 2008 and 2007, we have deferred approximately $(13.2) million and $20.9 million, respectively, of net gains (losses) on these derivative financial instruments. Of the deferred amount at December 31, 2008, we expect to recognize substantially all of it in income over the next 12 months, primarily in accordance with the percentage-of-completion method of accounting.  For the years ended December 31, 2008, 2007 and 2006, we immediately recognized net gains (losses) of approximately $4.5 million, $(2.1) million and $(4.1) million, respectively, which primarily represent changes in the fair value of forward contracts excluded from hedge effectiveness.

We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  We mitigate this risk by using major financial institutions with high credit ratings.

NOTE 17 – FAIR VALUES OF FINANCIAL INSTRUMENTS

We adopted SFAS No. 157 on January 1, 2008 for fair value measurement of financial instruments and recurring fair value measurements of nonfinancial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also expands the disclosure requirements around fair value and establishes a hierarchy for valuation inputs that emphasizes the use of observable inputs when measuring fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy established by SFAS No. 157 is broken down as follows:

• Level 1 – inputs are based upon quoted prices for identical instruments traded in active markets.

•
Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for similar or identical instruments in inactive markets and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

•
Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar valuation techniques.

The following sections describe the valuation methodologies we use to measure the fair values of our available-for-sale securities and derivatives.

Available-for-Sale-Securities

Investments other than derivatives primarily include U.S. Government and agency securities, money-market funds, mortgage-backed securities and corporate notes and bonds.

In general, and where applicable, we use a pricing service that principally uses a composite of observable prices and quoted prices in active markets for identical assets or liabilities to determine fair value.  This pricing methodology applies to our Level 1 and 2 investments.  Our Level 3 investment consists of asset-backed commercial paper note backed by a pool of mortgage-backed securities. The fair value of this Level 3 investment was based on the calculation of an overall weighted-average valuation, using the prices of the underlying individual securities.  Individual securities in the pool were valued based on market observed prices, where available. If market prices were not available, prices of similar securities backed by similar assets were used.  This Level 3 investment did not have any market activity during 2008, and, therefore, the market for this investment was deemed to be inactive as of December 31, 2008.  However, the underlying collateral continues to perform favorably, and the investment continues to pay interest on time and in accordance with the terms of the investment.

Our net unrealized gain/loss on investments is currently in an unrealized loss position totaling approximately $9.0 million at December 31, 2008. At December 31, 2007, we had unrealized gains on our investments totaling approximately $1.0 million. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations and commercial paper. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at December 31, 2008.

Derivatives

Level 2 derivative assets and liabilities primarily include over-the-counter options and forwards.  These currently consist of foreign exchange rate derivatives.  Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments.

At December 31, 2008, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Euros and Canadian Dollars, with a total notional value of $433.0 million and a total fair value of $(26.3) million.

Fair Value Measurements

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2008 (in thousands):
	12/31/08	Level 1	Level 2	Level 3
Mutual funds	$4,253	$-	$4,253	$-
Commercial paper	19,080	-	19,080	-
Certificates of deposit	36,014	-	36,014	-
U.S. Government and agency securities	285,420	242,204	43,216	-
Foreign government bonds	5,000	-	5,000	-
Asset-backed securities and collateralized mortgage obligations	11,375	-	3,919	7,456
Corporate notes and bonds	89,543	-	89,543	-
Total	$450,685	$242,204	$201,025	$7,456

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the year ended December 31, 2008 (in thousands):

Balance, beginning of the year	$18,174
Total realized and unrealized gains (losses):
Included in other income (expense)	-
Included in other comprehensive income	(7,707)
Purchases, issuances, and settlements	6
Principal repayments	(3,017)
Balance, end of year	$7,456

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments, as follows:

Cash and cash equivalents and restricted cash and cash equivalents.  The carrying amounts that we have reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair values.

Long- and short-term debt.  We base the fair values of debt instruments on quoted market prices.  Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

The estimated fair values of our financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Balance Sheet Instruments
Cash and Cash equivalents	$586,649	$586,649	$1,001,394	$1,001,394
Restricted cash and cash equivalents	$50,536	$50,536	$64,786	$64,786
Investments	$450,685	$450,685	$462,161	$462,161
Debt	$15,130	$15,221	$17,208	$17,421

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

SEGMENT INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006.

1.  Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2008	2007	2006(2)
	(In thousands)
REVENUES (1):
Offshore Oil and Gas Construction	$3,181,238	$2,445,675	$1,610,307
Government Operations	851,019	694,024	630,067
Power Generation Systems	2,550,854	2,504,225	1,888,636
Adjustments and Eliminations	(10,688)	(12,314)	(8,869)
	$6,572,423	$5,631,610	$4,120,141

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Offshore Oil and Gas Construction Transfers	$9,388	$11,415	$7,770
Government Operations Transfers	1,245	776	784
Power Generation Systems Transfers	55	123	315
	$10,688	$12,314	$8,869

(2) Due to the Chapter 11 Bankruptcy, we did not consolidate the results of operations for the primary operating subsidiaries in our Power Generation Systems segment from February 22, 2000 through February 22, 2006.

	Year Ended December 31,
	2008	2007	2006(2)
	(In thousands)
OPERATING INCOME:

Segment Operating Income:
Offshore Oil and Gas Construction	$147,242	$397,560	$214,105
Government Operations	108,851	90,022	82,744
Power Generation Systems	295,345	219,734	101,904
	$551,438	$707,316	$398,753

Gains (Losses) on Asset Disposal and Impairments – Net:
Offshore Oil and Gas Construction	$2,599	$6,765	$(16,175)
Government Operations	-	1,631	1,123
Power Generation Systems	9,606	(25)	65
	$12,205	$8,371	$(14,987)

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(3,661)	$(3,923)	$(2,882)
Government Operations	41,381	31,288	27,768
Power Generation Systems	10,411	14,359	12,638
	$48,131	$41,724	$37,524

SEGMENT INCOME:
Offshore Oil and Gas Construction	$146,180	$400,402	$195,048
Government Operations	150,232	122,941	111,635
Power Generation Systems	315,362	234,068	114,607
	$611,774	$757,411	$421,290

Unallocated Corporate	(41,892)	(41,214)	(29,949)
	$569,882	$716,197	$391,341

	Year Ended December 31,
	2008	2007	2006(2)
	(In thousands)
SEGMENT ASSETS:
Offshore Oil and Gas Construction	$1,570,307	$2,044,740	$1,299,883
Government Operations	771,627	494,707	336,750
Power Generation Systems	1,493,495	1,420,162	1,433,551
Total Segment Assets	3,835,429	3,959,609	3,070,184
Corporate Assets	766,264	451,877	563,578
Total Assets	$4,601,693	$4,411,486	$3,633,762

CAPITAL EXPENDITURES:
Offshore Oil and Gas Construction	$193,736	$172,580	$89,501
Government Operations	16,348	14,117	16,608
Power Generation Systems	33,896	40,218	23,718
Segment Capital Expenditures	243,980	226,915	129,827
Corporate Capital Expenditures	11,711	6,374	2,877
Total Capital Expenditures	$255,691	$233,289	$132,704

DEPRECIATION AND AMORTIZATION:
Offshore Oil and Gas Construction	$80,148	$54,318	$28,515
Government Operations	22,445	19,269	14,833
Power Generation Systems	22,080	21,266	16,342
Segment Depreciation and Amortization	124,673	94,853	59,690
Corporate Depreciation and Amortization	1,460	1,136	1,310
Total Depreciation and Amortization	$126,133	$95,989	$61,000

INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Offshore Oil and Gas Construction	$8,677	$7,339	$6,662
Government Operations	3,926	3,983	4,404
Power Generation Systems	57,701	50,919	41,735
Total Investment in Unconsolidated Affiliates	$70,304	$62,241	$52,801

2.  Information about our Product and Service Lines:

	Year Ended December 31,
	2008	2007	2006(2)
	(In thousands)
REVENUES:
Offshore Oil and Gas Construction:
Offshore Operations	$1,262,921	$1,126,609	$661,231
Fabrication Operations	420,958	413,940	307,759
Project Services and Engineering Operations	407,441	303,671	241,102
Procurement Activities	1,111,795	618,795	417,905
Eliminations	(21,877)	(17,340)	(17,690)
	3,181,238	2,445,675	1,610,307
Government Operations:
Nuclear Component Program	705,442	619,154	533,468
Commercial Operations	89,857	3,853	11,879
Nuclear Environmental Services	40,352	51,703	44,833
Management & Operation Contracts of U.S. Government Facilities	15,779	18,776	10,628
Contract Research	46	1,877	5,426
Other Government Operations	821	708	25,830
Other Industrial Operations	-	-	913
Eliminations	(1,278)	(2,047)	(2,910)
	851,019	694,024	630,067
Power Generation Systems:
Original Equipment Manufacturers’ Operations	1,185,305	1,371,427	916,889
Aftermarket Goods and Services	974,730	829,185	693,578
Nuclear Equipment Operations	187,312	137,864	135,403
Boiler Auxiliary Equipment	138,192	115,855	106,121
Operations and Maintenance	60,171	54,854	47,057
Eliminations/Other	5,144	(4,960)	(10,412)
	2,550,854	2,504,225	1,888,636
Eliminations	(10,688)	(12,314)	(8,869)
	$6,572,423	$5,631,610	$4,120,141

3. Information about our Operations in Different Geographic Areas:

	Year Ended December 31,
	2008	2007	2006(2)
	(In thousands)
REVENUES(3):
United States	$2,988,726	$2,986,442	$2,197,368
Qatar	804,552	365,410	262,681
Vietnam	369,047	131,438	102,680
India	357,026	246,881	25,752
Canada	339,372	239,181	228,246
Saudi Arabia	298,701	367,651	256,484
Australia	189,111	172,838	7,201
Malaysia	186,277	167,125	75,513
Trinidad	164,241	36,220	27,213
Azerbaijan	146,587	469,984	406,510
Brazil	140,259	4,536	1,994
Thailand	120,671	130,419	129,753
Indonesia	98,423	102,560	161,023
Russia	56,315	1,165	4,477
China	50,196	32,903	42,199
Sweden	42,576	41,754	49,286
Mexico	42,263	3,657	39,204
Denmark	31,333	36,382	45,438
Belgium	22,777	17,416	424
United Kingdom	17,754	10,142	8,040
Germany	12,893	8,815	4,627
Norway	11,467	1,457	105
Other Countries	81,856	57,234	43,923
	$6,572,423	$5,631,610	$4,120,141
(3) We allocate geographic revenues based on the location of the customer’s operations.

PROPERTY, PLANT AND EQUIPMENT, NET(4):
United States	$386,389	$333,815	$279,095
Indonesia	210,409	145,549	74,259
United Arab Emirates	148,635	154,113	60,707
Canada	72,443	114,472	34,529
Qatar	57,556	-	-
Mexico	48,871	42,607	3,523
United Kingdom	46,753	31,412	5,340
Singapore	36,835	9,315	1,203
Dubai	27,879	-	-
Saudi Arabia	12,812	-	19,667
Trinidad	12,178	12,763	-
Denmark	8,549	8,943	8,403
India	1,126	18,912	21,183
Australia	64	25,458	72
Other Countries	8,360	16,379	5,513
	$1,078,859	$913,738	$513,494
(4) Our marine vessels are included in the country in which they were operating as of December 31, 2008.

4.  Information about our Major Customers:

In the years ended December 31, 2008, 2007 and 2006, the U.S. Government accounted for approximately 12%, 12% and 15%, respectively, of our total revenues.  We have included these revenues in our Government Operations segment.

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008 Quarter Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(In thousands, except per share amounts)

Revenues	$1,450,426	$1,792,646	$1,664,851	$1,664,500
Operating income (1)	$157,112	$231,124	$91,973	$89,673
Equity in income from investees	$10,670	$9,252	$12,521	$15,688
Net income	$123,190	$177,539	$85,571	$43,002

Earnings per common share:
Basic:
Net income	$0.55	$0.78	$0.38	$0.19
Diluted:
Net income	$0.54	$0.77	$0.37	$0.19
(1) Includes equity in income from investees.

	Year Ended December 31, 2007 Quarter Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(In thousands, except per share amounts)

Revenues	$1,363,430	$1,418,146	$1,324,018	$1,526,016
Operating income (1)	$192,478	$181,792	$155,150	$186,777
Equity in income from investees	$7,241	$7,308	$12,477	$14,698
Net income	$158,061	$149,374	$140,408	$159,985

Earnings per common share:
Basic:
Net income	$0.72	$0.67	$0.63	$0.71
Diluted:
Net income	$0.69	$0.66	$0.61	$0.70
(1) Includes equity in income from investees.

NOTE 20 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except shares and per share amounts)
Basic:

Income from continuing operations	$429,302	$607,828	$317,621
Income from discontinued operations	-	-	12,894
Net income for basic computation	$429,302	$607,828	$330,515

Weighted average common shares	226,918,776	223,511,880	217,752,454

Basic earnings per common share:
Income from continuing operations	$1.89	$2.72	$1.46
Income from discontinued operations	0.00	0.00	0.06
Net income	$1.89	$2.72	$1.52

Diluted:

Income from continuing operations	$429,302	$607,828	$317,621
Income from discontinued operations	-	-	12,894
Net income for diluted computation	$429,302	$607,828	$330,515

Weighted average common shares (basic)	226,918,776	223,511,880	217,752,454
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	3,475,006	5,230,642	9,966,330
Adjusted weighted average common shares	230,393,782	228,742,522	227,718,784

Diluted earnings per common share:
Income from continuing operations	$1.86	$2.66	$1.39
Income from discontinued operations	0.00	0.00	0.06
Net income	$1.86	$2.66	$1.45

(1)	At December 31, 2008, we excluded from the diluted share calculation 22,500 shares related to stock options, as their effect would have been antidilutive.

NOTE 21 – PRO FORMA CONSOLIDATION (UNAUDITED)

On February 22, 2006, several subsidiaries included in our Power Generation Systems segment exited from the Chapter 11 Bankruptcy, which commenced on February 22, 2000.  Due to the Chapter 11 Bankruptcy, we did not consolidate the results of operations for these subsidiaries in our consolidated financial statements from February 22, 2000 through February 22, 2006.  The pro forma information below presents combined results of operations as if these subsidiaries had been reconsolidated at the beginning of the year ended December 31, 2006. This pro forma information is not necessarily indicative of the results of operations of the combined entities had the combination occurred at the beginning of the periods presented, nor is it indicative of future results.

Year Ended December 31,
2006
(In thousands)

Revenues	$4,378,408
Operating Income	$393,019
Net Income	$332,307
Diluted Earnings Per Share	$1.46

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

 Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.  Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2008, and their report is included in Item 9A.

We completed the purchase of all of the capital stock of Nuclear Fuel Services, Inc. on December 31, 2008, Delta Power Services, LLC on August 1, 2008 and the Intech group of companies on July 15, 2008.  In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management excluded these acquired businesses from its 2008 internal control assessment, as permitted by rules adopted by the Securities and Exchange Commission.   As of December 31, 2008, these acquired businesses represented approximately 0.2% of our consolidated revenues and approximately 4.2% of our consolidated total assets.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of McDermott International, Inc.:

We have audited the internal control over financial reporting of McDermott International, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Nuclear Fuel Services, Inc., Delta Power Services, LLC, and the Intech group of companies, acquired on December 31, 2008; August 1, 2008; and July 15, 2008; respectively, and whose financial statements constitute 4.2% of consolidated total assets, and a combined 0.2% of consolidated revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2008.  Accordingly, our audit did not include the internal control over financial reporting at Nuclear Fuel Services, Inc., Delta Power Services, LLC, and the Intech group of companies.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 2, 2009

Item 9B.	OTHER INFORMATION

Robert A. Deason, the President and Chief Executive Officer of our subsidiary, JRMSA, notified the Board of Directors (the “Board”) of his intention to retire in 2009.  Following discussions, our Compensation Committee of the Board at its February 26, 2009 meeting awarded Mr. Deason a retention grant of 100,000 deferred stock units, which will vest December 31, 2009 and be paid in shares of MII common stock, provided that he is an employee of MII or one of our subsidiaries at that time.  A copy of the form of grant agreement is included as an exhibit to this annual report.

The Compensation Committee of our Board (the “Compensation Committee”) administers the Executive Incentive Compensation Plan (“EICP”), a cash bonus plan under which our executive officers participate.  The payment amount, if any, of an EICP award is determined based on: (1) the attainment of financial performance measures, (2) the attainment of individual performance measures and (3) the exercise of the Compensation Committee’s discretionary authority.

On February 26, 2009, our Compensation Committee established 2009 target award opportunities and confidential financial performance measures relative to those opportunities for our named executive officers, Messrs. John A. Fees, Michael S. Taff, Brandon C. Bethards, Robert A. Deason and John T. Nesser III.  For the year ending December 31, 2009, the target award opportunities for these named executive officers are as follows:

Named Executive Officer	Target Award Opportunity (as a percentage of 2009 base salary)
John A. Fees	100%
Michael S. Taff	70%
Brandon C. Bethards	70%
Robert A. Deason	70%
John T. Nesser III	70%

For 2009, 70% of the target award opportunity is attributable to financial performance measures established by the Compensation Committee and 30% of the target award opportunity is attributable to individual performance measures determined by our Chief Executive Officer.  The Compensation Committee retained its discretion to increase or decrease an award in its discretion.

The Compensation Committee established three levels of financial performance for determining the minimum, target and maximum payment under the financial performance component of the 2009 EICP award for these named executive officers.  For our 2009 EICP awards, the Compensation Committee set the target level financial performance based on management's internal estimates of 2009 operating income.  For Messrs. Bethards and Deason, the Compensation Committee divided the financial performance measure between segment and consolidated operation income, with 50% attributable to the operating income of their respective segment, B&W or JRMSA, respectively, and 20% attributable to MII’s consolidated operating income.

The following individual performance goals were established for these named executive officers for the 2009 EICP:

For John A. Fees, our Chief Executive Officer:
•	achieve specific levels of company-wide health, safety and environmental performance averages; and
•	positive assessment by the Board regarding six performance categories selected by the Board.

For Michael S. Taff, our Senior Vice President and Chief Financial Officer:
•	achieve specific levels of company-wide health, safety and environmental performance averages;
•	develop and implement plan to address the credit facility that matures in 2010; and
•	develop strategic multi-year plan regarding information technology.

For Brandon C. Bethards, President and Chief Executive Officer of B&W:
•	achieve specific levels of health, safety and environmental performance averages at our Power Generation Systems and Government Operations segments;
•	successfully manage the completion of the initial phase of a strategic global financial implementation project as it relates B&W entities; and
•	achieve successful integration of specified acquisition as defined by the integration plan milestones.

For Robert A. Deason, President and Chief Executive Officer of JRMSA:
•	achieve specific levels of health, safety and environmental performance averages at our Offshore Oil and Gas Construction segment;
•	implement a comprehensive strategic contracting control plan;
•	implement plan to cut non-productive expenses; and
•	develop human resource management plan for our Offshore Oil and Gas Construction segment.

For John T. Nesser III, Executive Vice President, Chief Operating Officer of JRMSA:
•	achieve specific levels of health, safety and environmental performance averages at our Offshore Oil and Gas Construction segment;
•	implement a comprehensive strategic contracting control plan;

•	implement strategic plan for the marine division of our Offshore Oil and Gas Construction segment; and
•	achieve specific cost reduction goals.

Additionally, on February 26, 2009, our Compensation Committee approved the form of grant agreements to be used in connection with grants of performance shares, deferred stock units and stock options to our officers and key employees pursuant to our 2001 Directors and Officers Long-Term Incentive Plan, as amended to date.  A copy of the general form of agreements is included as exhibits to this annual report.

P A R T   I I I

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings "Election of Directors" and "Executive Officers," respectively, in the Proxy Statement for our 2009 Annual Meeting of Stockholders.  The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2009 Annual Meeting of Stockholders.  The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Committee” and “Audit Committee” sections under the heading “Corporate Governance – Board of Directors and Its Committees” in the Proxy Statement for our 2009 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our code satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted on our website, www.mcdermott.com/ under "Corporate Governance – Governance Policies – Code of Ethics for Chief Executive Officer and Senior Financial Officers."

Item 11.                 EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” "Compensation of Executive Officers," “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2009 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5 – “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2009 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in Note 12 to our consolidated financial statements included in this report is incorporated by reference.  Additional information required by this item is incorporated by reference to the material appearing under the heading “Corporate Governance – Director Independence” in the Proxy Statement for our 2009 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2009” in the Proxy Statement for our 2009 Annual Meeting of Stockholders.

P A R T   I V

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedules I and II are filed with this report. All other schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

3.	EXHIBITS
	Exhibit Number	Description

3.1
McDermott International, Inc.'s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2
McDermott International, Inc.'s Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

3.3
Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1
Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Credit Lyonnais New York Branch, as administrative agent, and Credit Lyonnais Securities, as lead arranger and sole bookrunner (incorporated by reference to Exhibit 4.8 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

4.2
First Amendment, dated as of March 18, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated March 18, 2005 (File No. 1-08430)).

4.3
Second Amendment, dated as of November 7, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-08430)).

4.4
Third Amendment, dated as of December 22, 2006, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.5
Fourth Amendment, dated as of March 29, 2007, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-08430)).

4.6
Fifth Amendment, dated as of October 29, 2007, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 29, 2007 (File No. 1-08430)).

4.7
Sixth Amendment dated as of December 11, 2008, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended.

4.8
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

4.9
First Amendment to Credit Agreement, dated as of August 4, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.8 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.10
Second Amendment to Credit Agreement, dated as of December 1, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.9 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.11
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

4.12
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

4.13
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

4.14
Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of June 6, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated June 6, 2006 (File No. 1-08430)).

4.15
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

4.16
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

4.17
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

4.18
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

10.7*
McDermott International, Inc. Executive Compensation Incentive Plan 2008 target award opportunities and financial performance goals (incorporated by reference to Part II, Item 9B of McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.8*
Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.9*	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.10*	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K dated May 12, 2005 (File No. 1-08430)).

10.11*
Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K dated May 12, 2005 (File No. 1-08430)).

10.12*
Form of 2001 LTIP 2006 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

10.13*
Form of 2001 LTIP 2007 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated April 30, 2007 (File No. 1-08430)).

10.14*
Separation Agreement between McDermott Incorporated and Francis S. Kalman dated February 8, 2008 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated February 14, 2008 (File No. 1-08430)).

10.15*
Consultancy Agreement dated March 1, 2008 by and between the Governance Committee of the Board of Directors of McDermott International, Inc. and Francis S. Kalman (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated March 3, 2008 (File No. 1-08430)).

10.16*
Form of 2001 LTIP 2008 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.17*
Form of 2001 LTIP 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.18*
Separation Agreement dated as of September 30, 2008 by and between McDermott Incorporated and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated September 30, 2008 (File No. 1-08430)).

10.19*
Consultancy Agreement dated as of October 1, 2008 by and between McDermott Incorporated and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated September 30, 2008 (File No. 1-08430)).

10.20*
Form of Change-In-Control Agreement entered into between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.21*
Form of Change-In-Control Agreement entered into between McDermott International, Inc. and several of its executive officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.22*
McDermott International, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.23*	Summary of Named Executive Officer 2009 Salaries and EICP Award Opportunities.

10.24*	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement.

10.25*	Form of 2001 LTIP 2009 Performance Shares Grant Agreement.

10.26*	Form of 2001 LTIP 2009 Stock Options Grant Agreement.

10.27*	2001 LTIP 2009 Deferred Stock Grant Agreement with Mr. Deason.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.
/s/ John A. Fees

March 2, 2009	By:	John A. Fees
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ John A. Fees	Chief Executive Officer and Director (Principal Executive Officer)
John A. Fees

/s/ Michael S. Taff	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)
Michael S. Taff

/s/ Dennis S. Baldwin	Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)
Dennis S. Baldwin

/s/ John F. Bookout, III	Director
John F. Bookout, III

/s/ Roger A. Brown	Director
Roger A. Brown

/s/ Ronald C. Cambre	Chairman of the Board and Director
Ronald C. Cambre

/s/ Robert W. Goldman	Director
Robert W. Goldman

/s/ Robert L. Howard	Director
Robert L. Howard

/s/ Oliver D. Kingsley, Jr.	Director
Oliver D. Kingsley, Jr.

/s/ D. Bradley McWilliams	Director
D. Bradley McWilliams

/s/ Richard W. Mies	Director
Richard W. Mies

/s/ Thomas C. Schievelbein	Director
Thomas C. Schievelbein

March 2, 2009

Schedule I

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$432	$51
Restricted cash and cash equivalents	1,000	1,545
Accounts receivable – other	167	145
Accounts receivable from subsidiaries	386,763	177,014
Other current assets	214	221

Total Current Assets	388,576	178,976

Investments in Subsidiaries and Other Investees, at Equity	984,176	1,051,332

Notes Receivable from Subsidiaries	-	50

Property, Plant and Equipment	66	66
Less accumulated depreciation	65	64

Net Property, Plant and Equipment	1	2

Investments	29,657	31,066

Other Assets	60	28

TOTAL	$1,402,470	$1,261,454

See accompanying notes to condensed financial information.

Schedule I (continued)
McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38	$76
Accrued liabilities – other	608	1,437
Income taxes payable	1,621	1,600

Total Current Liabilities	2,267	3,113

Notes Payable to Subsidiaries	7,000	7,000

Accounts Payable to Subsidiaries	76,023	82,196

Other Liabilities	1,008	2,140

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 234,174,088 and 231,722,659 at December 31, 2008 and 2007, respectively	234,174	231,723
Capital in excess of par value	1,252,848	1,145,829
Retained earnings	564,591	135,289
Treasury stock at cost, 5,840,314 and 5,852,248 at December 31, 2008 and 2007, respectively	(63,026)	(63,903)
Accumulated other comprehensive loss	(672,415)	(281,933)

Total Stockholders’ Equity	1,316,172	1,167,005

TOTAL	$1,402,470	$1,261,454

See accompanying notes to condensed financial information.

Schedule I (continued)

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Costs and Expenses:
Cost of operations	$(755)	$17	$(1,517)
Selling, general and administrative expenses	21,950	22,248	14,520
Total Costs and Expenses	21,195	22,265	13,003

Equity in Income of Subsidiaries and Other Investees	449,314	633,296	345,081

Operating Income	428,119	611,031	332,078

Other Income (Expense):
Interest income	743	1,248	1,752
Interest expense	(867)	(5,216)	(4,905)
Other income – net	1,359	1,006	4,586
Total Other Income (Expense)	1,235	(2,962)	1,433

Income before Provision for Income Taxes	429,354	608,069	333,511

Provision for Income Taxes	52	241	2,996

Net Income	$429,302	$607,828	$330,515

See accompanying notes to condensed financial information.

Schedule I (continued)

MCDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net Income	$429,302	$607,828	$330,515

Other Comprehensive Income (Loss):
Equity in other comprehensive income (loss) of subsidiaries and other investees	(392,402)	83,053	167,776
Unrecognized gains on benefit obligations:
Amortization of gains included in net income	-	(9)	-
Minimum pension liability adjustments	-	-	35
Unrealized gains on investments:
Unrealized gains arising during the period	1,926	635	636
Reclassification adjustment for net gains included in net income	(6)	(1)	-

Other Comprehensive Income (Loss)	(390,482)	83,678	168,447

Comprehensive Income	$38,820	$691,506	$498,962

See accompanying notes to condensed financial information.

Schedule I (continued)

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$429,302	$607,828	$330,515
Non-cash items included in net income:
Depreciation and amortization	1	1	742
Equity in income of subsidiaries and other investees, net of dividends	(424,914)	(633,296)	(222,427)
Provision for deferred taxes	-	(240)	-
Other, net	39,885	28,598	18,035
Changes in assets and liabilities:
Accounts and notes receivable	(209,771)	(134,748)	8,736
Accounts payable	(6,211)	12,006	(130,187)
Payable to subsidiaries	-	(4,824)	(49,937)
Income taxes	21	(2,460)	2,940
Other, net	(1,986)	(6,516)	6,913
NET CASH USED IN OPERATING ACTIVITIES	(173,673)	(133,651)	(34,670)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	545	(539)	(1,006)
Net (increase) decrease in available-for-sale securities	(555)	4,113	6,496
Investments in equity investees	-	(1)	(355,016)
Return of capital from equity investees	164,654	113,613	249,998
Sale of investment in equity investee	(293)	-	-
Increase in loans to subsidiaries	50	-	119,234
Other, net	29	-	(3,440)
NET CASH PROVIDED BY INVESTING ACTIVITIES	164,430	117,186	16,266
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,624	15,219	19,647
Other, net	-	4	(50)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,624	15,223	19,597
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	381	(1,242)	1,193
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51	1,293	100
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$432	$51	$1,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including intercompany interest (net of amount capitalized)	$867	$5,216	$4,905
Income taxes (net of refunds)	$32	$-	$56

See accompanying notes to condensed financial information.

Schedule I (continued)

McDERMOTT INTERNATIONAL, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION
DECEMBER 31, 2008

NOTE 1 - BASIS OF PRESENTATION
The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and cash flows of McDermott International, Inc. (“MII”). Investments in subsidiaries and other investees are stated under the equity basis of accounting, which is at cost plus equity in undistributed earnings from date of acquisition. These Parent Company Only financial statements should be read in conjunction with McDermott International, Inc.'s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Effective January 1, 2007 and pursuant to Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities, our consolidated subsidiaries changed their accounting policy from the accrue-in-advance method to the deferral method.  Under the deferral method, drydocking costs are recognized as a prepaid asset when incurred, and the costs are amortized over the period of time between drydockings, generally three to five years.  This Staff Position requires that all periods presented in our consolidated financial statements reflect the period-specific adjustments of applying the new accounting principle.  As a result of applying this change, we have restated our consolidated statements of income for the year ended December 31, 2006 to reflect a decrease in our equity in income of subsidiaries and other investees of approximately $11.8 million.

Certain of our subsidiaries are restricted in their ability to transfer funds to MII.  Such restrictions principally arise from debt covenants, insurance regulations, national currency controls and the existence of minority shareholders.  We refer to the proportionate share of net assets, after intercompany eliminations, that may not be transferred to MII as a result of these restrictions as “restricted net assets.”  At December 31, 2008, the restricted net assets of our consolidated subsidiaries were approximately $768 million.

NOTE 2 - CONTINGENCIES
As of December 31, 2008, MII had outstanding performance guarantees for two contracts executed by one of the Canadian subsidiaries of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”).  The total contract value of these projects was approximately $286 million, and the warranty periods extend to the years 2023 and 2024.  These projects have been completed and are in the warranty periods.

Additionally, as of December 31, 2008, MII had an outstanding performance guarantee for a contract executed by B&W PGG with TXU Corp.  The total contract value of this project is approximately $138 million, and the warranty period is expected to expire during or before 2014.

Also, as of December 31, 2008, MII had an outstanding performance guarantee for an operating and management contract executed by one of B&W PGG’s subsidiaries.  The original contract was entered into in 1989 and will expire in September 2009.  B&W PGG is also a guarantor on this contract.  The estimated revenues subject to the guarantee are approximately $30 million per year.  In June 2007, the contract was extended for two consecutive ten year periods, with some opt-out provisions, and the full renewal of the contract will occur in 2009.

In June 2008, MII, B&W PGG and McDermott Holding, Inc. jointly executed a general agreement of indemnity in favor of a surety underwriter relating to surety bonds that underwriter issued in support of B&W PGG’s contracting activity.  As of December 31, 2008, bonds issued under this arrangement totaled approximately $58 million.  Any claim successfully asserted against the surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and McDermott Holdings, Inc. under the indemnity agreement.

MII has agreed to indemnify certain surety companies for obligations of various subsidiaries of MII under surety bonds issued to meet various contracting and statutory requirements.  As of December 31, 2008, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $8.1 million.

Schedule I (continued)

One of our Canadian subsidiaries has received notice of a possible warranty claim on one of its projects on a contract executed in 1998. This situation relates to technical issues concerning components associated with nuclear steam generators. Data collection and analysis can only be performed at specific time periods when the power plant is scheduled to be off-line for maintenance. A scheduled outage of this facility occurred in October 2008, and we are presently collecting and analyzing data obtained during this most recent outage.  We also received a notice from the customer during October 2008, and, during November 2008, we responded to the notice by disagreeing with the matters stated in the claim and disputing the claim.  This project included a limited-term performance bond totaling approximately $140 million for which we entered into an indemnity arrangement with the surety underwriters. It is possible that our subsidiary may incur warranty costs in excess of amounts provided for as of December 31, 2008. It is also possible that a claim could be initiated by our subsidiary’s customer against the surety underwriter should certain events occur.  If such a claim were successful, the surety could seek to recover from our subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from our subsidiary, we believe that our subsidiary would have adequate liquidity to satisfy its obligations. However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

On November 17, 2008, December 5, 2008 and January 20, 2009, three separate alleged purchasers of our common stock during the period from February 27, 2008 through November 5, 2008 filed purported class action complaints against MII, Bruce Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (the Chief Financial Officer of MII) in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to the operational and financial status of three ongoing construction contracts in our Offshore Oil and Gas Construction segment for the installation of pipelines off the coast of Qatar. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. The three cases have been consolidated. On February 9, 2009, MII filed a motion to transfer the consolidated cases to the Southern District of Texas. We believe the substantive allegations contained in the consolidated complaints are without merit, and we intend to defend against these claims vigorously.

By letter dated February 24, 2009, the United States Securities and Exchange Commission notified us that it was conducting an inquiry regarding the three construction contracts and the events leading to the related writedowns we have recorded.  We intend to cooperate with the SEC in this inquiry.

NOTE 3 - DIVIDENDS RECEIVED
MII received dividends from its consolidated subsidiaries of $24.4 million and $122.7 million for the years ended December 31, 2008 and 2006, respectively.  No such dividends were received during the year ended December 31, 2007.

NOTE 4 – DISCONTINUED OPERATIONS
In April 2006, J. Ray McDermott, S.A., a wholly owned subsidiary of MII, completed the sale of its Mexican subsidiary, Talleres Navales del Golfo, S.A. de C.V. (“TNG”).  Income from discontinued operations related to TNG of $12.9 million was included in equity in income of subsidiaries and other investees for the year ended December 31, 2006.

NOTE 5 – COMMON STOCK SPLIT

On August 7, 2007, the Board of Directors declared a two-for-one stock split effected in the form of a stock dividend.  The shares issued in the dividend were distributed on September 10, 2007 to stockholders of record as of the close of business on August 20, 2007.  On May 3, 2006, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend.  The shares issued in the dividend were distributed on May 31, 2006 to stockholders of record as of the close of business on May 17, 2006.

Schedule II

McDERMOTT INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts	Balance at End of Period

Valuation Allowance for Deferred Tax Assets (2)

Year Ended December 31, 2008	$(100,617)	$22,707	$(339)	$(78,249)

Year Ended December 31, 2007	$(152,950)	$52,333	$-	$(100,617)

Year Ended December 31, 2006	$(126,613)	$(26,337)	$-	$(152,950)

(1) Net of reductions and other adjustments, all of which are charged to costs and expenses.
(2) Amounts charged to other accounts included in other comprehensive income (minimum pension liability).

INDEX TO EXHIBITS

Exhibit Number	Description	Sequentially Numbered Pages

3.1
McDermott International, Inc.'s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2
McDermott International, Inc.'s Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

3.3
Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1
Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Credit Lyonnais New York Branch, as administrative agent, and Credit Lyonnais Securities, as lead arranger and sole bookrunner) (incorporated by reference to Exhibit 4.8 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

4.2
First Amendment, dated as of March 18, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8- K dated March 18, 2005 (File No. 1-08430)).

4.3
Second Amendment, dated as of November 7, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-08430)).

4.4
Third Amendment, dated as of December 22, 2006, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.5
Fourth Amendment, dated as of March 29, 2007, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-08430)).

4.6
Fifth Amendment, dated as of October 29, 2007, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 29, 2007 (File No. 1-08430)).

4.7
Sixth amendment dated as of December 11, 2008, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies Inc., as borrower, Certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders listed therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended.

4.8
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

4.9
First Amendment to Credit Agreement, dated as of August 4, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.8 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.10
Second Amendment to Credit Agreement, dated as of December 1, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.9 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.11
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

4.12
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

4.13
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

4.14
Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of June 6, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated June 6, 2006 (File No. 1-08430)).

4.15
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

4.16
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

4.17
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

4.18
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

10.6
Change in Control Agreement dated March 30, 2005 between McDermott International, Inc. and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.20 to McDermott International, Inc’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.7
McDermott International, Inc. Executive Compensation Incentive Plan 2008 target award opportunities and financial goals (incorporated by reference to Part II, Item 9B of McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.8
Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.9	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.10	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K dated May 12, 2005 (File No. 1-08430)).

10.11
Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K dated May 12, 2005 (File No. 1-08430)).

10.12
Form of 2001 LTIP 2006 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

10.13
Form of 2001 LTIP 2007 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated April 30, 2007 (File No. 1-08430)).

10.14
Separation Agreement between McDermott Incorporated and Francis S. Kalman dated February 8, 2008 (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated February 14, 2008 (File No. 1-08430)).

10.15
Consultancy agreement dated March 1, 2008 by and between the Governance Committee of the Board of Directors of McDermott International, Inc. and Francis S. Kalman (incorporated by reference to exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated March 3, 2008 (File No. 1-08430)).

10.16
Form of 2001 LTIP 2008 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.17
Form of 2001 LTIP 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.18
Separation Agreement dated as of September 30, 2008 by and between McDermott Incorporated and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated September 30, 2008 (File No. 1-08430)).

10.19
Consultancy Agreement dated as of October 1, 2008 by and between McDermott Incorporated and Bruce W. Wilkinson (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated September 30, 2008 (File No. 1-08430)).

10.20
Form of Change-In-Control Agreement to be entered into between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.21
Form of Change-In-Control Agreement to be entered into between McDermott International, Inc. and several of its executive officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.22
McDermott International, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.23	Summary of Named Executive Officer 2009 Salaries and EICP Award Opportunities.

10.24	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement.

10.25	Form of 2001 LTIP 2009 Performance Shares Grant Agreement.

10.26	Form of 2001 LTIP 2009 Stock Options Grant Agreement.

10.27	2001 LTIP 2009 Deferred Stock Grant Agreement with Mr. Deason.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.