Form 10-Q
period 2009-03-31
MCDERMOTT INTERNATIONAL INC
filed 2009-05-11
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)	F O R M 1 0–Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes [  ]     No [  ]

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

The number of shares of the registrant's common stock outstanding at April 30, 2009 was 228,520,662

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

I N D E X  -  F O R M   1 0 - Q

PAGE

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 – Controls and Procedures	27

PART II - OTHER INFORMATION

SIGNATURES	30

Form of Change-In-Control Agreement entered into between McDermott International, Inc. and Stephen M. Johnson
LTIP Restricted Stock Unit Grant Agreement
LTIP Performance Shares Agreement
LTIP Stock Options Grant Agreement
Amended Supplemental Executive Retirement Plan
Rule 13A-14(A)/15D-14(A) Certification of Chief Executive Officer
Rule 13A-14(A)/15D-14(A) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1.                   Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$528,624	$586,649
Restricted cash and cash equivalents (Note 1)	59,026	50,536
Investments	81,912	131,515
Accounts receivable – trade, net	613,537	712,055
Accounts and notes receivable – unconsolidated affiliates	4,569	1,504
Accounts receivable – other	141,021	139,062
Contracts in progress	400,305	311,713
Inventories (Note 1)	113,273	128,383
Deferred income taxes	100,364	97,069
Other current assets	63,670	58,499

Total Current Assets	2,106,301	2,216,985

Property, Plant and Equipment	2,276,138	2,234,050
Less accumulated depreciation	1,172,208	1,155,191

Net Property, Plant and Equipment	1,103,930	1,078,859

Investments	317,292	319,170

Goodwill	297,525	298,265

Deferred Income Taxes	288,804	335,877

Investments in Unconsolidated Affiliates	73,001	70,304

Other Assets	274,416	282,233

TOTAL	$4,461,269	$4,601,693

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Current Liabilities:
Notes payable and current maturities of long-term debt	$4,161	$9,021
Accounts payable	464,875	551,435
Accrued employee benefits	181,264	205,521
Accrued contract cost	92,896	97,041
Advance billings on contracts	828,610	951,895
Accrued warranty expense	119,708	120,237
Income taxes payable	40,603	55,709
Accrued liabilities – other	249,883	217,486

Total Current Liabilities	1,982,000	2,208,345

Long-Term Debt	5,915	6,109

Accumulated Postretirement Benefit Obligation	106,431	107,567

Self-Insurance	91,637	88,312

Pension Liability	665,518	682,624

Other Liabilities	197,028	192,564

Contingencies and Commitments (Note 3)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 234,544,195 and 234,174,088 shares at March 31, 2009 and December 31, 2008, respectively	234,544	234,174
Capital in excess of par value	1,264,556	1,252,848
Retained earnings	642,283	564,591
Treasury stock at cost, 5,854,959 and 5,840,314 shares at March 31, 2009 and December 31, 2008, respectively	(63,166)	(63,026)
Accumulated other comprehensive loss (Note 1)	(665,477)	(672,415)

Total Stockholders’ Equity	1,412,740	1,316,172

TOTAL	$4,461,269	$4,601,693

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands, except shares and per share amounts)

Revenues	$1,493,263	$1,450,426
Costs and Expenses:
Cost of operations	1,228,622	1,188,696
(Gains) losses on asset disposals and impairments – net	1,241	(11,443)
Selling, general and administrative expenses	141,394	126,731
Total Costs and Expenses	1,371,257	1,303,984

Equity in Income of Investees	9,200	10,670

Operating Income	131,206	157,112

Other Income (Expense):
Interest income	2,813	13,395
Interest expense	(956)	(2,940)
Other expense – net	(11,493)	(3,997)
Total Other Income (Expense)	(9,636)	6,458

Income before Provision for Income Taxes	121,570	163,570

Provision for Income Taxes	43,878	40,380

Net Income	$77,692	$123,190

Earnings per Share:
Basic	$0.34	$0.55
Diluted	$0.33	$0.54

Shares used in the computation of earnings per share (Note 8):
Basic	228,314,785	225,632,169
Diluted	232,586,245	230,112,858

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Net Income	$77,692	$123,190

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	(5,363)	3,380
Unrealized gains on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(1,854)	4,548
Reclassification adjustment for losses included in net income	1,922	72
Amortization of benefit plan costs	14,155	6,539
Unrealized gains (losses) on investments:
Unrealized losses arising during the period	(1,872)	(2,910)
Reclassification adjustment for net gains included in net income	(50)	(1,330)

Other Comprehensive Income	6,938	10,299

Comprehensive Income	$84,630	$133,489

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$77,692	$123,190
Non-cash items included in net income:
Depreciation and amortization	36,022	31,311
Income of investees, less dividends	(1,142)	(3,057)
(Gains) losses on asset disposals and impairments – net	1,241	(11,443)
Provision for deferred taxes	38,407	16,063
Amortization of pension and postretirement costs	21,970	10,137
Excess tax benefits from FAS 123(R) stock-based compensation	(134)	(5,346)
Other, net	13,159	10,727
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	90,367	(75,109)
Net contracts in progress and advance billings on contracts	(208,063)	(103,241)
Accounts payable	(85,830)	7,754
Income taxes	(16,717)	2,150
Accrued and other current liabilities	29,767	77,316
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(43,281)	(107,488)
Other, net	19,629	(25,891)
NET CASH USED IN OPERATING ACTIVITIES	(26,913)	(52,927)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(8,490)	(14,561)
Purchases of property, plant and equipment	(61,388)	(59,286)
Net (increase) decrease in available-for-sale securities	49,007	(88,633)
Proceeds from asset disposals	279	11,921
Other, net	(1,055)	(820)
NET CASH USED IN INVESTING ACTIVITIES	(21,647)	(151,379)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(4,825)	(4,385)
Issuance of common stock	160	2,845
Payment of debt issuance costs	(19)	(164)
Excess tax benefits from FAS 123(R) stock-based compensation	134	5,346
Other	943	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,607)	3,642
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(5,858)	(130)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,025)	(200,794)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	586,649	1,001,394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$528,624	$800,600
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$1,124	$3,139
Income taxes (net of refunds)	$19,786	$30,058

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.  These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled entities consistent with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003). We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.”  We have eliminated all significant intercompany transactions and accounts.  We have reclassified certain amounts previously reported to conform to the presentation at March 31, 2009 and for the three months ended March 31, 2009.  We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

We operate in three business segments: Offshore Oil and Gas Construction, Government Operations and Power Generation Systems, further described as follows:

•
Our Offshore Oil and Gas Construction segment includes the business and operations of JRMSA, J. Ray McDermott Holdings, LLC and their respective subsidiaries.  This segment supplies services primarily to offshore oil and gas field developments worldwide, including the front-end design and detailed engineering, fabrication and installation of offshore drilling and production facilities and installation of marine pipelines and subsea production systems.   It also provides comprehensive project management and procurement services. This segment operates in most major offshore oil and gas producing regions, including the United States, Mexico, Canada, the Middle East, India, the Caspian Sea and Asia Pacific.

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

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$(18,405)	$(13,042)
Net Unrealized Loss on Investments	(10,900)	(8,978)
Net Unrealized Loss on Derivative Financial Instruments	(13,170)	(13,238)
Unrecognized Losses on Benefit Obligations	(623,002)	(637,157)
Accumulated Other Comprehensive Loss	$(665,477)	$(672,415)

Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$80,555	$95,593
Work in Progress	10,873	12,157
Finished Goods	21,845	20,633
Total Inventories	$113,273	$128,383

Restricted Cash and Cash Equivalents

At March 31, 2009, we had restricted cash and cash equivalents totaling $59.0 million, $49.0 million of which was held in restricted foreign accounts, $3.0 million was held as cash collateral for letters of credit, $5.0 million was held for future decommissioning of facilities, and $2.0 million was held to meet reinsurance reserve requirements of our captive insurance companies.

Research & Development Expense

Research and development activities are related to development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to cost of operations the costs of research and development unrelated to specific contracts as incurred.  For the three months ended March 31, 2009 and 2008 our net research and development expense included in cost of operations totaled approximately $10.2 million and $9.0 million respectively.

Recently Adopted Accounting Standards

In April 2009, the FASB issued FASB Staff Position (“FSP”) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141(R)-1 amends and clarifies Statement of Financial Accounting Standards (“SFAS”) No. 141 to address subsequent measurement and accounting for, and disclosure of, assets and liabilities arising from contingencies in a business combination.  On January 1, 2009, we adopted the provisions of FSP 141(R)-1. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In January 2009, the FASB issued FSP 107-b, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-b amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in financial statements.  On January 1, 2009, we adopted the provisions of FSP 107-b. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewals or extensions as adjusted for the entity-specific factors in SFAS No. 142, Goodwill and Other Intangible Assets. On January 1, 2009, we adopted the provisions of FSP 142-3 for the determination of the useful life of intangible assets. The adoption of the provisions did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  On January 1, 2009, we adopted the provisions of SFAS No. 161 for our disclosures about derivative instruments and hedging activities. The adoptions of these provisions did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  On January 1, 2009, we adopted the provisions of SFAS No. 160. The adoption of these provisions did not have a material impact on our consolidated financial statements.  Income attributable to noncontrolling interests and the related liability are not material to us. Therefore, we have not presented these items separately in our financial statements. Income attributable to noncontrolling interests is included in other expense-net in our condensed consolidated statements of income, and the related liability is included in other liabilities in our condensed consolidated balance sheets. The following is a summary of noncontrolling interests:

	Three Months Ended March 31,		Twelve Months Ended December 31,
	2009	2008	2008	2007	2006
	(In thousands)
Income Statement Item: Minority Interest Expense included in Other-net	$723	$57	$287	$93	$1,023

	March 31,	December 31,
	2009	2008	2007
	(In thousands)
Balance Sheet Item: Minority Interest Liability included in Other liabilities	$1,055	$341	$373

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which amends SFAS No. 141, Business Combinations.  SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurements and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of business combinations.  On January 1, 2009, we adopted the provisions of SFAS 141(R). The adoption of these provisions did not have a material impact on our consolidated financial statements.

New Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

  Other than as described above, there have been no material changes to the recent pronouncements discussed in our annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – PENSION PLANS AND POSTRETIREMENT BENEFITS

  Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands)
Service cost	$9,565	$9,783	$231	$83
Interest cost	40,101	38,855	2,170	1,413
Expected return on plan assets	(36,909)	(45,833)	(377)	-
Amortization of prior service cost	690	769	15	19
Amortization of transition obligation	-	-	59	74
Recognized net actuarial loss	20,801	8,911	405	364
Net periodic benefit cost	$34,248	$12,485	$2,503	$1,953

NOTE 3 – CONTINGENCIES AND COMMITMENTS

Other than as noted below, there have been  no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2008.

Investigations and Litigation

With regard to the matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”), the parties entered into the final settlement agreement described in our annual report on Form 10-K for the year ended December 31, 2008 (our “2008 10-K”), and that settlement was approved by the United States District Court for the Western District of Pennsylvania (the “District Court”) in April 2009.  In May 2009, B&W PGG paid approximately $52.5 million pursuant to the terms of the final settlement agreement, which is within the amount we have accrued for these claims. B&W PGG and Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc., have retained all insurance rights and may pursue its insurers to collect any of the settlement amount paid. Additionally, B&W PGG and Atlantic Richfield Company (“ARCO”), a former defendant in the Hall Litigation, entered into the final settlement agreement described in our 2008 10-K, relating to B&W PGG’s indemnity action against ARCO for any liability as a result of the Hall Litigation.  The indemnity settlement was also approved by the District Court in April 2009.

The three separate purported class action complaints against MII, Bruce Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (the Chief Financial Officer of MII) described in our 2008 Form 10-K have been consolidated. In April 2009, our motion to transfer the consolidated cases to the Southern District of Texas was granted.

With regard to the matter of Iroquois Falls Power Corp. v. Jacobs Canada Inc., et al., described in our 2008 10-K, Iroquois Falls Power Corp. (“Iroquois”) filed a notice of appeal of the decision of the Superior Court of Justice which denied the request of Iroquois to amend its complaint and assert new claims against the defendants based on a breach of contractual warranty. A hearing on the appeal has been scheduled for June 2, 2009.

For a detailed description of these and other proceedings, please refer to Note 11 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2008.

Other

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  As of March 31, 2009, we had not accrued for approximately $110 million of potential liquidated damages that we believe we could incur based upon our current expectations of the time to complete certain projects in our Offshore Oil and Gas Construction segment.  We do not believe any claims for these potential liquidated damages are probable of being assessed. The trigger dates for the majority of these potential liquidated damages occurred during the fourth quarter of 2008. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for liquidated damages being assessed. However, we may not achieve relief on some or all of the issues. For certain other projects in our Offshore Oil and Gas Construction segment, we have currently provided for approximately $23 million in liquidated damages in our estimates of revenues and gross profit, of which approximately $19 million has been recognized in our financial statements to date, as we believe, based on the individual facts and circumstances, that these liquidated damages are probable.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Our worldwide operations give rise to exposure to market risks from changes in foreign exchange rates.  We use derivative financial instruments (primarily foreign currency forward-exchange contracts) to reduce the impact of changes in foreign exchange rates on our operating results.  We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts and other cash flow exposures that are denominated in currencies other than our operating entities’ functional currencies.  We do not hold or issue financial instruments for trading or other speculative purposes.

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies.  We record these contracts at fair value on our consolidated balance sheets.  Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity (deficit) as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings.  The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings.  The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings.  Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other income (expense) – net in our consolidated statements of income.

We have designated all of our forward contracts as either cash flow or fair value hedging instruments. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts and certain capital expenditures.  We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates.  At March 31, 2009, we had deferred approximately $13.2 million of net losses on these derivative financial instruments in accumulated other comprehensive loss. Of this amount, we expect to recognize approximately $1.0 million of income in the next twelve months.

At March 31, 2009 all of our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our forward contracts totaled $317.0 million at March 31, 2009 with maturities extending to December 2011 and consists primarily of contracts to purchase or sell Euros or Canadian Dollars. The fair value of these contracts totaled ($23.9) million. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. However, when possible, we enter into  International Swaps and Derivative Association, Inc. agreements  with our hedge counterparties to mitigate this risk.  We also attempt to mitigate this risk by using major financial institutions with high credit ratings and limit our exposure to hedge counterparties based on their credit ratings.  The counterparties to all of our derivative financial instruments are financial institutions included in our credit facilities described in Note 6 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ending December 31, 2008. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under these facilities.

The following tables summarize our derivative financial instruments at March 31, 2009:

	Asset Derivatives March 31, 2009		Liability Derivatives March 31, 2009
	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Foreign-exchange contracts	Accounts receivable-other	$2,487	Accounts payable	$21,350

Derivatives not designated as hedging instruments:
Foreign-exchange contracts	Accounts receivable-other	$2,445	Accounts payable	$7,512

The Effect of Derivative Instruments on the Statement of Financial Performance For the Three Months Ended March 31, 2009 (in thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:	Amount
Amount of gain (loss) recognized in other comprehensive income	$(2,872)

Loss reclassified from accumulated other comprehensive loss into income: effective portion
Location	Amount
Revenues	$578
Cost of operations	$926
Other-net	$37

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location	Amount
Other-net	$(1,100)

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Gain (loss) recognized in income:
Location	Amount
Other-net	$(8,289)

NOTE 5 – FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value at March 31, 2009 (in thousands):

	3/31/09	Level 1	Level 2	Level 3
Mutual funds	$4,024	$-	$4,024	$-
Commercial paper	-	-	-	-
Certificates of deposit	7,671	-	7,671	-
U.S. Government and agency securities	287,777	245,627	42,150	-
Foreign government bonds	-	-	-	-
Asset-backed securities and collateralized mortgage obligations	10,150	-	3,452	6,698
Corporate notes and bonds	89,582	-	89,582	-
Total	$399,204	$245,627	$146,879	$6,698

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the period ended March 31, 2009 (in thousands):

Balance, beginning of the year	$7,456
Total realized and unrealized gains (losses):	-
Included in other income (expense)	-
Included in other comprehensive income	(288)
Purchases, issuances and settlements	-
Principal repayments	(470)
Balance, end of period	$6,698

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments, as follows:

Cash and cash equivalents and restricted cash and cash equivalents.  The carrying amounts that we have reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair values.

Long-term and short-term debt.  We base the fair values of debt instruments on quoted market prices.  Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

The estimated fair values of our financial instruments are as follows:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Balance Sheet Instruments
Cash and cash equivalents	$528,624	$528,624	$586,649	$586,649
Restricted cash and cash equivalents	$59,026	$59,026	$50,536	$50,536
Investments	$399,204	$399,204	$450,685	$450,685
Debt	$10,076	$10,401	$15,130	$15,221

NOTE 6 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three months ended March 31, 2009 and 2008 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)

	Three Months Ended March 31, 2009
Stock Options	$228	$(76)	$152
Restricted Stock	1,162	(362)	800
Performance Shares	6,525	(2,182)	4,343
Performance and Deferred Stock Units	1,109	(365)	744
Total	$9,024	$(2,985)	$6,039

	Three Months Ended March 31, 2008
Stock Options	$521	$(160)	$361
Restricted Stock	340	(93)	247
Performance Shares	9,755	(3,143)	6,612
Performance and Deferred Stock Units	1,349	(444)	905
Total	$11,965	$(3,840)	$8,125

NOTE 7 – SEGMENT REPORTING

An analysis of our operations by segment is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

REVENUES:
Offshore Oil and Gas Construction	$708,524	$645,949
Government Operations	257,105	190,594
Power Generation Systems	528,573	616,298
Adjustments and Eliminations(1)	(939)	(2,415)
	$1,493,263	$1,450,426

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Offshore Oil and Gas Construction Transfers	$315	$2,243
Government Operations Transfers	624	170
Power Generation Systems Transfers	-	2
	$939	$2,415

OPERATING INCOME:
Segment Operating Income:
Offshore Oil and Gas Construction	$47,217	$51,883
Government Operations	37,050	29,201
Power Generation Systems	56,504	63,936
	$140,771	$145,020

Gains (Losses) on Asset Disposals and Impairments – Net:
Offshore Oil and Gas Construction	$(1,034)	$1,796
Government Operations	-	-
Power Generation Systems	12	9,647
	$(1,022)	$11,443

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(1,145)	$(754)
Government Operations	8,702	8,749
Power Generation Systems	1,643	2,675
	$9,200	$10,670

Segment Income:
Offshore Oil and Gas Construction	$45,038	$52,925
Government Operations	45,752	37,950
Power Generation Systems	58,159	76,258
	148,949	167,133
Corporate	(17,743)	(10,021)
Total Operating Income	$131,206	$157,112

NOTE 8 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Basic:

Net income for basic computation	$77,692	$123,190

Weighted average common shares	228,315	225,632

Basic earnings per common share	$0.34	$0.55

Diluted:

Net income for diluted computation	$77,692	$123,190

Weighted average common shares (basic)	228,315	225,632
Effect of dilutive securities:
Stock options, restricted stock and performance shares	4,271	4,481
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	232,586	230,113

Diluted earnings per common share	$0.33	$0.54

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included under Item 1 and the audited consolidated financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our annual report on Form 10-K for the year ended December 31, 2008.

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
•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	decisions about offshore developments to be made by oil and gas companies;
•	decisions on spending by the U.S. Government and electric power generating companies;
•	the highly competitive nature of most of our businesses;
•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;
•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	rapid technological changes;
•	the realization of deferred tax assets, including through a reorganization we completed in December 2006;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks of successfully integrating our acquisitions;
•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East and Asia Pacific and the former Soviet Union;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the affects of asserted and unasserted claims;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our insurance captives; and
•	the impact of the loss of certain insurance rights as part of the Chapter 11 Bankruptcy settlement.

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

As of March 31, 2009, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects.  Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  As of March 31, 2009, we had not accrued for approximately $110 million of potential liquidated damages that we believe we could incur based upon our current expectations of the time to complete certain projects in our Offshore Oil and Gas Construction segment.  We do not believe any claims for these potential liquidated damages are probable of being assessed. The trigger dates for the majority of these potential liquidated damages occurred during the fourth quarter of 2008. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for liquidated damages being assessed. However, we may not achieve relief on some or all of the issues. For certain other projects in our Offshore Oil and Gas Construction segment, we have currently provided for approximately $23 million in liquidated damages in our estimates of revenues and gross profit, of which approximately $19 million has been recognized in our financial statements to date, as we believe, based on the individual facts and circumstances, that these liquidated damages are probable.

Offshore Oil and Gas Construction Segment
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

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to these policies during the three months ended March 31, 2009, except as disclosed in Note 1 of the notes to condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2009 VS. THREE MONTHS ENDED MARCH 31, 2008

McDermott International, Inc. (Consolidated)

Revenues increased approximately 3%, or $42.9 million, to $1,493.3 million in the three months ended March 31, 2009 compared to $1,450.4 million for the corresponding period in 2008 due to increases from our Offshore Oil and Gas Construction and Government Operations segments, partially offset by declines in our Power Generation Systems segment. Our Offshore Oil and Gas Construction segment generated a $62.6 million, or 10%, increase in its revenues during the first quarter of 2009 compared to the first quarter of 2008. This increase was primarily attributable to increased activities in our Middle East region. Additionally, in the first quarter of 2009, as compared to the corresponding period in 2008, our Government Operations segment generated a $66.5 million, or 35%, increase in its revenues primarily attributable to our acquisition of Nuclear Fuel Services Inc. while our Power Generation Systems segment generated an $87.7 million, or 14%, decrease in its revenues primarily attributable to lower revenues from our utility steam and system fabrication business.

Segment operating income decreased $4.3 million to $140.7 million in the three months ended March 31, 2009 from $145.0 million for the corresponding period in 2008 due to our Offshore Oil and Gas Construction and Power Generation Systems segments, partially offset by our Government Operations segment. The segment operating income of our Offshore Oil and Gas Construction and Power Generation Systems segments decreased $4.7 million and $7.4 million, respectively, in 2009, while our Government Operations segment experienced an increase totaling $7.8 million in the first quarter of 2009, as compared to the corresponding period in 2008. We experienced a significant increase in our pension plan expense in the three months ended March 31, 2009 compared to the corresponding period of 2008 totaling approximately $21.8 million. This increase is primarily attributable to losses on pension plan assets experienced in the year ended 2008.

For purpose of this discussion and the discussions that follow, segment operating income is before equity in income (loss) of investees and gains (losses) on asset disposals – net.

Offshore Oil and Gas Construction

Revenues increased approximately 10% or $62.6 million to $708.5 million in the three months ended March 31, 2009 compared to $645.9 million in the corresponding period of 2008 primarily attributable to increased activities from our Middle East ($86.4 million) and Americas ($23.3 million) regions partially offset by decreased activities from our Caspian region ($30.8 million).  Revenues from all other activities decreased by approximately $16.3 million in the three months ended March 31, 2009 compared to the corresponding period of 2008.

Segment operating income decreased $4.7 million from $51.9 million in the three months ended March 31, 2008 to $47.2 million for the corresponding period of 2009 primarily attributable to reduced profits on projects in our Middle East region, where we recognized approximately $214 million in revenues with little or no gross profit.  In the three months ended March 31, 2009, we recognized approximately $5 million in net contract losses on these projects, which were largely a result of costs incurred in preparation for our offshore pipeline operations and increases in forecasted third party costs. We also experienced increases in the Americas, Asia Pacific and Caspian regions, primarily attributable to project close-outs and change orders. We realized total benefits from project close-outs and change orders totaling approximately $25 million in the three months ended March 31, 2009 compared to approximately $11 million in the corresponding period of 2008.  We also experienced a decrease in general and administrative expenses totaling $4.3 million for the three months ended March 31, 2009 compared to the corresponding period of 2008.

Gain (loss) on asset disposals and impairments – net decreased $2.8 million in the three months ended March 31, 2009. We recognized a loss totaling approximately $1.0 million in the three months ended March 31, 2009 attributable to the impairment of obsolete assets in our Asia Pacific region, and the sale of a vessel we acquired in our acquisition of Secunda International, Limited. We recognized a gain totaling approximately $1.8 million in the three months ended March 31, 2008 on the sale of cranes at our fabrication facility in Batam, Indonesia.

Equity in loss of investees increased $0.4 million to a loss totaling $1.1 million in the three months ended March 31, 2009, primarily attributable to our share of expenses in our FloaTEC LLC joint venture formed in late 2005.

Government Operations

Revenues increased approximately 35%, or $66.5 million, to $257.1 million in the three months ended March 31, 2009 compared to $190.6 million for the corresponding period of 2008, primarily attributable our acquisition of Nuclear Fuel Services, Inc. in Erwin, Tennessee ($42.1 million) and additional volume in the manufacture of nuclear components of certain U.S. Government programs and recovery work. In addition, we experienced higher volumes in the manufacture of components for a commercial uranium enrichment project ($8.8 million).  These improvements were partially offset by lower revenues from our management and operating contracts at several government sites.

Segment operating income increased $7.8 million to $37.0 million in the three months ended March 31, 2009 compared to $29.2 million for the corresponding period of 2008, primarily attributable to additional volume in the manufacture of nuclear components of certain U.S. Government programs and recovery work.  In addition, we experienced higher volumes related to a commercial uranium enrichment project . These improvements were partially offset by increased pension expense and lower revenues from our management and operating contracts at several government sites. We also experienced higher depreciation and amortization expense in the three months ended March 31, 2009 associated with our acquisition of Nuclear Fuel Services, Inc.

Power Generation Systems

Revenues decreased approximately 14%, or $87.7 million, to $528.6 million in the three months ended March 31, 2009, compared to $616.3 million for the corresponding period of 2008, primarily attributable to decreases in our utility steam and system fabrication business ($100.6 million), our replacement nuclear steam generator business ($10.6 million), our nuclear service business ($3.3 million), and our replacement parts business ($3.0 million).  These decreases were partially offset by increased revenues from our fabrication, repair and retrofit of existing facilities business ($18.2 million), boiler auxiliary equipment business ($7.7 million), and our operations and maintenance business ($3.3 million).

Segment operating income decreased $7.4 million to $56.5 million in the three months ended March 31, 2009, compared to $63.9 million for the corresponding period of 2008, primarily attributable to lower volumes in our utility steam and system fabrication business, combined with lower volume and margins in our replacement nuclear steam generator and nuclear service businesses, and lower margins in our industrial boiler business. We also experienced higher qualified pension plan expense in the three months ended March 31, 2009 compared to the corresponding period in 2008. These items were partially offset by improved margins in our utility steam and system fabrication and operations and maintenance businesses.  These increased margins resulted from favorable cost improvements on a preponderance of our contracts in the three months ended March 31, 2009. Other improvements included increased volume and margins in our fabrication, repair and retrofit of existing facilities, and boiler auxiliary equipment businesses.

Gains (losses) on asset disposals and impairments – net decreased by $9.6 million in the three months ended March 31, 2009 compared to the corresponding period of 2008 due to a 9.6 million gain on the sale of our Dumbarton facilities in 2008.

Equity in income of investees decreased $1.0 million in the three months ended March 31, 2009 compared to the corresponding period of 2008 primarily attributable to material cost increases at our joint venture in China.

Corporate

Unallocated corporate expenses increased  $7.7 million to $17.7 million for the three months ended March 31, 2009, as compared to $10.0 million for the corresponding period in 2008, primarily attributable to increased qualified pension plan expense due to the negative returns realized by our pension plan assets in 2008 and higher salary expenses resulting primarily from an increased number of employees.

Other Income Statement Items

Interest income decreased $10.6 million to $2.8 million in the three months ended March 31, 2009, primarily due to decreases in average cash equivalents and investments and prevailing interest rates.

Interest expense decreased $1.9 million to $1.0 million in the three months ended March 31, 2009, primarily due to lower amortization of debt issuance costs on our credit facilities.

Other expense – net increased by $7.5 million to $11.5 million in the three months ended March 31, 2009 primarily due to losses incurred in the change in fair value of our foreign currency forward-exchange contracts attributable to mark-to-market adjustments and ineffectiveness totaling approximately $7.0 million in the three months ended March 31, 2009.

Provision for Income Taxes

For the three months ended March 31, 2009, the provision for income taxes increased $3.5 million to $43.9 million, while income before provision for income taxes decreased $42.0 million to $121.6 million.  Our effective tax rate for the three months ended March 31, 2009 was approximately 36.1%, as compared to 24.7% for the three months ended March 31, 2008.  The rate increase was attributable to a higher mix of U.S. versus non-U.S. income for the quarter and an unfavorable mix within our non-U.S. operations resulting in a larger proportion of the total book income being taxed at higher rates.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for (Benefit from) Income Taxes		Effective Tax Rate
	For the three months ended March 31,
	2009	2008	2009	2008	2009	2008
	(In thousands)		(In thousands)

United States	$76,925	$62,145	$33,309	$23,961	43.30%	38.56%
Non-United States	44,645	101,425	10,569	16,419	23.67%	16.19%

Total	$121,570	$163,570	$43,878	$40,380	36.09%	24.69%

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

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In millions)
Offshore Oil and Gas Construction	$5,044	$4,457
Government Operations	2,699	2,883
Power Generation Systems	2,220	2,476

Total Backlog	$9,963	$9,816

Of the March 31, 2009 backlog, we expect to recognize revenues as follows:

	2009	2010	Thereafter
	(Unaudited)
	(In approximate millions)
Offshore Oil and Gas Construction	$2,300	$1,925	$819
Government Operations	700	750	1,249
Power Generation Systems	940	580	700

Total Backlog	$3,940	$3,255	$2,768

At March 31, 2009, the Offshore Oil and Gas Construction backlog included approximately $865 million related to contracts in or near loss positions, which are estimated to recognize future revenues with approximately zero percent gross margins on average.  It is possible that our estimates of gross profit could increase or decrease based on improved productivity, actual downtime and the resolution of change orders and claims with our customers.

At March 31, 2009, Government Operations' backlog with the U. S. Government was $2.6 billion, which was substantially fully funded. Only $5.9 million had not been funded as of March 31, 2009.

We believe the current worldwide credit and economic environment and short-term uncertainty regarding environmental regulations, has affected the electric utility industry more than our other customers. As these factors affect electrical consumption and customer demand, our bookings during the two most recent quarters have been lower than recent periods. While we have not experienced significant delays on existing projects in our Power Generation Systems’ backlog, we have experienced increasing delays in expected bookings on new planned projects.

At March 31, 2009, Power Generation Systems’ backlog with the U. S. Government was $5.9 million, all of which was fully funded.

Liquidity and Capital Resources

Offshore Oil and Gas Construction

On June 6, 2006, one of our subsidiaries, J. Ray McDermott, S.A., entered into a senior secured credit facility with a syndicate of lenders (the “JRMSA Credit Facility”).  As amended to date, the JRMSA Credit Facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $800 million and is scheduled to mature on June 6, 2011.  The proceeds of the JRMSA Credit Facility are available for working capital needs and other general corporate purposes of our Offshore Oil and Gas Construction segment.

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

The JRMSA Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.  At March 31, 2009, JRMSA was in compliance with all of the covenants set forth in the JRMSA Credit Facility.

At March 31, 2009, there were no borrowings outstanding but letters of credit issued under the JRMSA Credit Facility totaled $219.7 million. At March 31, 2009, there was a total of $580.3 million available under this facility, $398.0 million of which could be used for cash borrowings.  If there had been borrowings under this facility, the applicable interest rate at March 31, 2009 would have been 3.75% per year.  In addition, JRMSA and its subsidiaries had $274.6 million in outstanding unsecured letters of credit under separate arrangements with financial institutions at March 31, 2009.

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA.  As of March 31, 2009, bonds issued under this arrangement totaled $7.6 million.

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

The BWXT Credit Facility contains customary financial and nonfinancial covenants and reporting requirements.  The financial covenants require maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio within our Government Operations segment. At March 31, 2009, BWXT was in compliance with all of the covenants set forth in the BWXT Credit Facility.

The BWXT Credit Facility only requires interest payments on a quarterly basis until maturity.  Amounts outstanding under the BWXT Credit Facility may be prepaid at any time without penalty.

At March 31, 2009, there were no borrowings outstanding but letters of credit issued under the BWXT Credit Facility totaled $54.3 million.  At March 31, 2009, there was $80.7 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at March 31, 2009 would have been 3.50 % per year.

At March 31, 2009, Nuclear Fuel Services, Inc., a subsidiary of BWXT, had $3.6 million in letters of credit issued by various commercial banks on its behalf.  The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

Based on the liquidity position of our Government Operations segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Power Generation Systems

On February 22, 2006, one of our subsidiaries, Babcock & Wilcox Power Generation Group, Inc., entered into a senior secured credit facility with a syndicate of lenders (the “B&W PGG Credit Facility”). As amended to date, this facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $400 million and is scheduled to mature on February 22, 2011.  The proceeds of the B&W PGG Credit Facility are available for working capital needs and other similar corporate purposes of our Power Generation Systems segment.

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

The B&W PGG Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio within our Power Generation Systems segment and covenants that, among other things, restrict the ability of this segment to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. At March 31, 2009, B&W PGG was in compliance with all of the covenants set forth in the B&W PGG Credit Facility.

As of March 31, 2009, there were no outstanding borrowings but letters of credit issued under the B&W PGG Credit Facility totaled $203.7 million.  At March 31, 2009, there was $196.3 million available for borrowings or to meet letter of credit requirements under the B&W PGG Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at March 31, 2009 would have been 3.25% per year.

Certain foreign subsidiaries of B&W PGG have credit arrangements with various commercial banks for the issuance of bank guarantees.  The aggregate value of all such bank guarantees as of March 31, 2009 was $16.4 million.

In June 2008, MII, B&W PGG and McDermott Holdings, Inc. jointly executed a general agreement of indemnity in favor of a surety underwriter relating to surety bonds that underwriter issued in support of B&W PGG’s contracting activity.  As of March 31, 2009, bonds issued under this arrangement in support of contracts totaled approximately $59 million.  Any claim successfully asserted against the surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and McDermott Holdings, Inc. under the indemnity agreement.

Based on the liquidity position of our Power Generation Systems segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $101.0 million to $986.9 million at March 31, 2009 from $1,087.9 million at December 31, 2008, primarily due to cash used in operating activities and purchases of property, plant and equipment.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, increased by $165.2 million to a negative $463.3 million at March 31, 2009 from a negative $628.5 million at December 31, 2008, primarily due to the increase in the net amount of contracts in progress and advance billings on contracts.

Our net cash used in operations was $26.9 million in the three months ended March 31, 2009, compared to  $52.9 million for the three months ended March 31, 2008. This decrease in cash used was primarily attributable to improvements in our accounts receivable position, partially offset by our accounts payable and net contracts in progress and advance billings on contracts.

Our net cash used in investing activities decreased by $129.8 million to $21.6 million in the three months ended March 31, 2009 from $151.4 million in the three months ended March 31, 2008. This decrease in net cash used in investing activities was primarily attributable to a net increase in available-for-sale securities during the three months ended March 31, 2009.

Our net cash provided by (used in) financing activities changed by $7.2 million to net cash used in financing activities of $3.6 million in the three months ended March 31, 2009 from net cash provided by financing activities of $3.6 million in the three months ended March 31, 2008, primarily due to lower excess tax benefits related to stock-based compensation.

At March 31, 2009, we had restricted cash and cash equivalents totaling $59.0 million, $49.0 of which was held in restricted foreign accounts, $3.0 million was held as cash collateral for letters of credit, $5.0 million was held for future decommissioning of facilities, and $2.0 million was held to meet reinsurance reserve requirements of our captive insurance companies.

At March 31, 2009, we had investments with a fair value of $399.2 million.  Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.  As of March 31, 2009, we had pledged approximately $31.0 million fair value of these investments in connection with certain reinsurance agreements.

Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized gain (loss) on investments is currently in an unrealized loss position totaling $10.9 million at March 31, 2009. At December 31, 2008, we had unrealized losses on our investments totaling $9.0 million. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations and commercial paper. Based on our analysis of these investments, we believe that none of our available-for-sale securities were permanently impaired at March 31, 2009.

See Note 1 to our unaudited condensed consolidated financial statements included in this report for information on new and recently adopted accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed in Item 7A included in Part II of our annual report on Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission,  and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 3 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceed
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

March 3, 2009	19,045	$9.8450	not applicable	not applicable

Total	19,045	$9.8450	not applicable	not applicable

Item 5. Other Information

On May 7, 2009, the Compensation Committee of our Board of Directors (the “Committee”) approved an amendment to the McDermott International Inc. New Supplemental Executive Retirement Plan to vest all amounts allocated to each participant’s account as of December 31, 2008.

Robert L. Howard retired from our Board of Directors after 12 years of service effective as of the end of the Annual Meeting of Stockholders on May 8, 2009.

On May 8, 2009, Stephen G. Hanks and David A. Trice were appointed to the Board of Directors effective May 12, 2009.  Mr. Hanks will serve as a member of the Audit and Finance Committees of the Board and Mr. Trice will serve as a member of the Audit and Compensation Committees of the Board.

Item 6.  Exhibits

Exhibit 3.1* - McDermott International, Inc.'s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

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

Exhibit 10.1 - Form of Change-In-Control Agreement entered into between McDermott International, Inc. and Stephen M. Johnson.

Exhibit 10.2 - Form 0f 2009 LTIP Restricted Stock Unit Grant Agreement.

Exhibit 10.3 - Form of 2009 LTIP Performance Shares Grant Agreement.

Exhibit 10.4 - Form of 2009 LTIP Stock Options Grant Agreement.

Exhibit 10.5 - The McDermott International, Inc. Supplemental Executive Retirement Plan, amended effective December 31, 2008.

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
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

May 11, 2009

EXHIBIT INDEX

Exhibit Number	Description

3.1*
McDermott International, Inc.'s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

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

10.1	Form of Change-In-Control Agreement entered into between McDermott International, Inc. and Stephen M. Johnson.

10.2	Form of 2009 LTIP Restricted Stock Unit Grant Agreement.

10.3	Form of 2009 LTIP Performance Shares Grant Agreement.

10.4	Form of 2009 LTIP Stock Options Grant Agreement.

10.5	The McDermott International, Inc. Supplemental Executive Retirement Plan, amended effective December 31, 2008.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*Incorporated by reference to the filing indicated.

EXHIBIT 31.1

CERTIFICATIONS

I, John A. Fees, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of McDermott International, Inc. for the quarterly period ended March 31, 2009;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 11, 2009

/s/ John A. Fees
                                          John A. Fees
                                          Chief Executive Officer

EXHIBIT 31.2

I, Michael S. Taff, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of McDermott International, Inc. for the quarterly period ended March 31, 2009;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 11, 2009

/s/ Michael S. Taff
                                          Michael S. Taff
                                          Chief Financial Officer

EXHIBIT 32.1

MCDERMOTT INTERNATIONAL, INC.

Certification Pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002
                        (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, John A. Fees, Chief Executive Officer of McDermott International, Inc., a Panamanian corporation (the “Company”), hereby certify, to my knowledge, that:

(1)
the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2009	/s/ John A. Fees
John A. Fees
Chief Executive Officer

EXHIBIT 32.2

MCDERMOTT INTERNATIONAL, INC.

Certification Pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002
                        (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Michael S. Taff, Senior Vice President and Chief Financial Officer of McDermott International, Inc., a Panamanian corporation (the “Company”), hereby certify, to my knowledge, that:

(1)
the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2009	/s/ Michael S. Taff
Michael S. Taff
Senior Vice President and Chief Financial Officer