Form 10-Q
period 2009-06-30
MCDERMOTT INTERNATIONAL INC
filed 2009-08-10
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)	F O R M 1 0-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant's common stock outstanding at July 31, 2009 was 229,905,704

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

I N D E X  -  F O R M   1 0 - Q

PAGE

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	30

Item 4 – Controls and Procedures	30

PART II - OTHER INFORMATION

SIGNATURES	35

Rule 13A-14(A)/15D-14(A) Certification of Chief Executive Officer
Rule 13A-14(A)/15D-14(A) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1.              Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$671,299	$586,649
Restricted cash and cash equivalents (Note 1)	81,229	50,536
Investments	20,187	131,515
Accounts receivable – trade, net	731,419	712,055
Accounts and notes receivable – unconsolidated affiliates	1,268	1,504
Accounts receivable – other	87,929	139,062
Contracts in progress	381,196	311,713
Inventories (Note 1)	120,130	128,383
Deferred income taxes	103,568	97,069
Other current assets	67,228	58,499

Total Current Assets	2,265,453	2,216,985

Property, Plant and Equipment	2,362,922	2,234,050
Less accumulated depreciation	1,210,203	1,155,191

Net Property, Plant and Equipment	1,152,719	1,078,859

Investments	279,948	319,170

Goodwill	299,168	298,265

Deferred Income Taxes	264,018	335,877

Investments in Unconsolidated Affiliates	78,082	70,304

Other Assets	270,806	282,233

TOTAL	$4,610,194	$4,601,693

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Current Liabilities:
Notes payable and current maturities of long-term debt	$3,780	$9,021
Accounts payable	487,396	551,435
Accrued employee benefits	236,075	205,521
Accrued liabilities – other	207,630	217,486
Accrued contract cost	128,807	97,041
Advance billings on contracts	816,948	951,895
Accrued warranty expense	128,195	120,237
Income taxes payable	50,608	55,709

Total Current Liabilities	2,059,439	2,208,345

Long-Term Debt	5,896	6,109

Accumulated Postretirement Benefit Obligation	105,464	107,567

Self-Insurance	93,988	88,312

Pension Liability	644,746	682,624

Other Liabilities	141,540	192,223

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 236,239,688 and 234,174,088 shares at June 30, 2009 and December 31, 2008, respectively	236,240	234,174
Capital in excess of par value	1,274,112	1,252,848
Retained earnings	734,838	564,591
Treasury stock at cost, 5,746,871 and 5,840,314 shares at June 30, 2009 and December 31, 2008, respectively	(67,779)	(63,026)
Accumulated other comprehensive loss	(624,660)	(672,415)
Stockholders’ Equity – McDermott International, Inc.	1,552,751	1,316,172
Noncontrolling interest	6,370	341
Total Stockholders’ Equity	1,559,121	1,316,513

TOTAL	$4,610,194	$4,601,693

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues	$1,564,999	$1,792,646	$3,058,262	$3,243,072

Costs and Expenses:
Cost of operations	1,275,058	1,432,736	2,503,680	2,621,432
Gains on asset disposals – net	(1,897)	(17)	(656)	(11,460)
Selling, general and administrative expenses	153,195	138,055	294,589	264,786
Total Costs and Expenses	1,426,356	1,570,774	2,797,613	2,874,758

Equity in Income of Investees	9,097	9,252	18,297	19,922

Operating Income	147,740	231,124	278,946	388,236

Other Income (Expense):
Interest income (expense) - net	4,987	8,186	6,844	18,641
Other income (expense) – net	(10,201)	1,843	(20,971)	(2,097)
Total Other Income	(5,214)	10,029	(14,127)	16,544

Income before Provision for Income Taxes	142,526	241,153	264,819	404,780

Provision for Income Taxes	44,645	63,602	88,523	103,982

Net Income	97,881	177,551	176,296	300,798

Less: Net Income Attributable to Noncontrolling Interest	(5,326)	(12)	(6,049)	(69)

Net Income Attributable to McDermott International, Inc.	$92,555	$177,539	$170,247	$300,729

Earnings per Share:
Basic:
Net Income Attributable to McDermott International, Inc.	$0.40	$0.78	$0.74	$1.33
Diluted:
Net Income Attributable to McDermott International, Inc.	$0.40	$0.77	$0.73	$1.31

Shares used in the computation of earnings per share (Note 8):
Basic	229,273,441	226,862,500	228,794,113	226,247,335
Diluted	233,105,949	230,408,760	232,846,098	230,260,810

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands)

Net Income	$97,881	$177,551	$176,296	$300,798

Other Comprehensive Income:
Currency translation adjustments:
Foreign currency translation adjustments	21,323	2,843	15,951	6,204
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	6,619	(1,334)	4,765	3,214
Reclassification adjustment for gains included in net income	(2,546)	(3,822)	(624)	(3,750)
Amortization of benefit plan costs	14,267	6,490	28,422	13,029
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	1,234	(2,712)	(638)	(5,622)
Reclassification adjustment for net (gains) losses included in net income	(36)	228	(86)	(1,102)

Other Comprehensive Income	40,861	1,693	47,790	11,973

Total Comprehensive Income	138,742	179,244	224,086	312,771

Comprehensive Income Attributable to Noncontrolling Interest	(5,370)	(68)	(6,084)	(106)

Comprehensive Income Attributable to McDermott International, Inc.	$133,372	$179,176	$218,002	$312,665

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$176,296	$300,798
Non-cash items included in net income:
Depreciation and amortization	71,913	63,717
Income of investees, less dividends	(4,012)	(8,528)
Gains on asset disposals – net	(656)	(11,460)
Provision for deferred taxes	55,221	63,547
Amortization of pension and postretirement costs	44,094	20,266
Excess tax benefits from FAS 123(R) stock-based compensation	(235)	(3,388)
Other, net	26,725	21,193
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(19,918)	(35,782)
Income tax receivable	56,177	(2,661)
Net contracts in progress and advance billings on contracts	(205,376)	(360,000)
Accounts payable	(69,860)	26,321
Income taxes	(10,093)	3,002
Accrued and other current liabilities	24,466	22,743
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	(12,567)	(129,834)
Other, net	(29,155)	(56,374)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	103,020	(86,440)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(30,693)	(5,239)
Purchases of property, plant and equipment	(129,386)	(120,393)
Net (increase) decrease in available-for-sale securities	148,725	(124,729)
Proceeds from asset disposals	2,311	12,013
Other, net	(2,117)	(2,048)
NET CASH USED IN INVESTING ACTIVITIES	(11,160)	(240,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(5,419)	(4,525)
Issuance of common stock	342	7,467
Payment of debt issuance costs	(45)	(1,564)
Excess tax benefits from FAS 123(R) stock-based compensation	235	3,388
Other, net	(64)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,951)	4,766
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,259)	(683)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,650	(322,753)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	586,649	1,001,394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$671,299	$678,641

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$2,548	$4,006
Income taxes (net of refunds)	$(16,903)	$43,981

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.  These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled entities consistent with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003). We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.”  We have eliminated all significant intercompany transactions and accounts.  We have reclassified certain amounts previously reported to conform to the presentation at June 30, 2009 and for the three and six months ended June 30, 2009.  We have evaluated subsequent events through August 10, 2009, the date of issuance of this report.  We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and the related footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$2,874	$(13,042)
Net Unrealized Loss on Investments	(9,702)	(8,978)
Net Unrealized Loss on Derivative Financial Instruments	(9,097)	(13,238)
Unrecognized Losses on Benefit Obligations	(608,735)	(637,157)
Accumulated Other Comprehensive Loss	$(624,660)	$(672,415)

Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$87,013	$95,593
Work in Progress	7,556	12,157
Finished Goods	25,561	20,633
Total Inventories	$120,130	$128,383

Restricted Cash and Cash Equivalents

At June 30, 2009, we had restricted cash and cash equivalents totaling $81.2 million, $43.9 million of which was held in restricted foreign accounts, $28.8 million was held in escrow pending final payment on a legal settlement, $2.8 million was held as cash collateral for letters of credit, $5.0 million was held for future decommissioning of facilities, and $0.7 million was held to meet reinsurance reserve requirements of our captive insurance companies.

Warranty Expense

We generally accrue estimated expense to satisfy contractual warranty requirements of our Government Operations and Power Generation Systems segments when we recognize the associated revenue on the related contracts.  We generally include warranty costs associated with our Offshore Oil and Gas Construction segment as a component of our total contract cost estimate to satisfy contractual requirements, and we record the associated expense under the percent-of-completion method of accounting for long-term construction contracts.  In addition, we make specific provisions where we expect the actual warranty costs to significantly exceed the accrued estimates.  Such provisions could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in our accrued warranty expense:

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Balance at beginning of period	$120,237	$101,330
Additions and adjustments	16,417	9,286
Charges	(8,459)	(3,982)
Balance at end of period	$128,195	$106,634

Research & Development Expense

Research and development activities are related to development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to cost of operations the costs of research and development unrelated to specific contracts as incurred.  For the six months ended June 30, 2009 and 2008 our net research and development expense included in cost of operations totaled approximately $21.1 million and $18.8 million, respectively.

Recently Adopted Accounting Standards

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 incorporates specific accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles, as part of the codification effort and in conjunction with SFAS Nos. 162 and 168. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP 141(R)-1 amends and clarifies SFAS No. 141 to address subsequent measurement and accounting for, and disclosure of, assets and liabilities arising from contingencies in a business combination.  On January 1, 2009, we adopted the provisions of FSP 141(R)-1. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in financial statements. The adoption of these provisions did not have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities –  an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  On January 1, 2009, we adopted the provisions of SFAS No. 161 for our disclosures about derivative instruments and hedging activities. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  On January 1, 2009, we adopted the provisions of SFAS No. 160.  Noncontrolling interest has been presented as a separate component of stockholders’ equity for the current reporting period and prior comparative reporting period.

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

 Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a Replacement of FASB Statement No. 162.  SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement will be effective for interim and annual reporting ending after September 15, 2009.  We do not expect SFAS No. 168 to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 expands the scope of FASB Interpretation No. 46(R) and amends guidance for assessing and analyzing variable interest entities as defined in Interpretation No. 46(R). This Statement will be effective for fiscal years beginning after November 15, 2009. We do not expect SFAS No. 167 to have a material impact on our consolidated financial statements.

Other than as described above, there have been no material changes to the recent pronouncements discussed in our annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)
	(In thousands)
Service cost	$9,611	$9,757	$19,176	$19,540	$231	$82	$462	$165
Interest cost	40,086	38,795	80,187	77,650	2,153	1,430	4,323	2,843
Expected return on plan assets	(37,016)	(45,787)	(73,925)	(91,620)	(376)	-	(753)	-
Amortization of prior service cost	697	768	1,387	1,537	17	19	32	38
Amortization of transition obligation	-	-	-	-	63	73	122	147
Recognized net actuarial loss	20,948	8,904	41,749	17,815	404	364	809	728
Net periodic benefit cost	$34,326	$12,437	$68,574	$24,922	$2,492	$1,968	$4,995	$3,921

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2008.

Investigations and Litigation

With regard to the matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”), the parties entered into the final settlement agreement described in our annual report on Form 10-K for the year ended December 31, 2008 (our “2008 10-K”), and that settlement was approved by the United States District Court for the Western District of Pennsylvania (the “District Court”) in April 2009.  In May 2009, B&W PGG paid approximately $52.5 million pursuant to the terms of the final settlement agreement, which is within the amount we have accrued for these claims. Additionally, B&W PGG and Atlantic Richfield Company (“ARCO”), a former defendant in the Hall Litigation, entered into the final settlement agreement described in our 2008 10-K, relating to B&W PGG’s indemnity action against ARCO for any liability as a result of the Hall Litigation.  The indemnity settlement was also approved by the District Court in April 2009.  B&W PGG and Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc., have retained all insurance rights and intend to continue to pursue recovery from American Nuclear Insurers and mutual Atomic Energy Liability Underwriters (“ANI”) to recover the amounts paid in settlement of the Hall Litigation in the matter of The Babcock & Wilcox Company et al. v. American Nuclear Insurers et al. (the “ANI

Litigation”), which is pending before the Court of Common Pleas of Allegheny County, Pennsylvania.  A hearing in the ANI Litigation is set for September 14, 2009 to determine the legal standard to be applied in determining ANI’s insurance coverage obligations with respect to the settlement of the Hall Litigation.

The three separate purported class action complaints against MII, Bruce W. Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (the Chief Financial Officer of MII) described in our 2008 10-K have been consolidated. In April 2009, our motion to transfer the consolidated cases to the Southern District of Texas was granted. On May 22, 2009, the plaintiffs filed an amended consolidated complaint, which, among other things, added Robert A. Deason (JRMSA’s President and Chief Executive Officer) as a defendant in the proceedings. On July 1, 2009, MII and the other defendants filed a motion to dismiss the complaint. The plaintiffs filed two responses to the motion to dismiss: (1) a motion to convert the motion to dismiss to a motion for summary judgment and granting the plaintiffs leave to conduct discovery, which was filed on July 10, 2009; and (2) an opposition to the motion to dismiss, which was filed on August 3, 2009.  MII and the other defendants filed a response to the plaintiffs’ motion to convert on July 30, 2009 and intend to file a reply to the plaintiffs’ opposition to the motion to dismiss on or before August 24, 2009.  None of the motions have yet been set for hearing by the Court.

With regard to the matter of Iroquois Falls Power Corp. v. Jacobs Canada Inc., et al., described in our 2008 10-K, Iroquois Falls Power Corp. (“Iroquois”) filed a notice of appeal of the decision of the Superior Court of Justice which denied the request of Iroquois to amend its complaint and assert new claims against the defendants based on a breach of contractual warranty.  A hearing on the appeal was held on June 2, 2009.  On June 25, 2009, the Court of Appeals for Ontario reversed the decision of the Superior Court sending the case back to the Superior Court for Iroquois to file an amended complaint on those new claims. We have until the end of September, 2009 to seek leave to appeal the Court of Appeals’ ruling.

         For a detailed description of these and other proceedings, please refer to Note 11 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2008.

Other

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  As of June 30, 2009, we had not accrued for approximately $111 million of potential liquidated damages that we could incur based upon our current expectations of the time to complete certain projects in our Offshore Oil and Gas Construction segment.  We do not believe any claims for these potential liquidated damages are probable of being assessed. The trigger dates for the majority of these potential liquidated damages occurred during the fourth quarter of 2008. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for liquidated damages being assessed. However, we may not achieve relief on some or all of the issues. For certain projects in our Offshore Oil and Gas Construction segment, we have currently provided for approximately $24 million in liquidated damages in our estimates of revenues and gross profit, of which approximately $22 million has been recognized in our financial statements to date, as we believe, based on the individual facts and circumstances, that these liquidated damages are probable.

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

We have designated all of our forward contracts as either cash flow or fair value hedging instruments. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts and certain capital expenditures.  We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates.  At June 30, 2009, we had deferred approximately $9.1 million of net losses on these derivative financial instruments in accumulated other comprehensive loss. Of this amount, we expect to recognize approximately $1.0 million of income in the next 12 months.

At June 30, 2009, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our forward contracts totaled $348.5 million at June 30, 2009, with maturities extending to December 2011. These instruments consist primarily of contracts to purchase or sell Euros or Canadian Dollars. The fair value of these contracts totaled ($10.4) million. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. However, when possible, we enter into International Swaps and Derivative Association, Inc. agreements with our hedge counterparties to mitigate this risk.  We also attempt to mitigate this risk by using major financial institutions with high credit ratings and limit our exposure to hedge counterparties based on their credit ratings.  The counterparties to all of our derivative financial instruments are financial institutions included in our credit facilities described in Note 6 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2008. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under these facilities.

The following tables summarize our derivative financial instruments at June 30, 2009 (unaudited):

	Asset Derivatives June 30, 2009		Liability Derivatives June 30, 2009
	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Foreign-exchange contracts	Accounts receivable-other	$3,777	Accounts payable	$12,697

Derivatives not designated as hedging instruments:
Foreign-exchange contracts	Accounts receivable-other	$1,548	Accounts payable	$3,067

The Effect of Derivative Instruments on the Statements of Financial Performance June 30, 2009 (in thousands)
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$8,479	$5,607

Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$364	$(214)
Cost of operations	$2,120	$1,194
Other-net	$275	$238

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(492)	$(1,592)

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Gain (loss) recognized in income:
Location
Other-net	$1,942	$(6,347)

NOTE 5 – FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value at June 30, 2009 (in thousands) (unaudited):
	6/30/09	Level 1	Level 2	Level 3
Mutual funds	$4,379	$-	$4,379	$-
Certificates of deposit	2,661	-	2,661	-
U.S. Government and agency securities	215,589	175,182	40,407	-
Asset-backed securities and collateralized mortgage obligations	9,498	-	3,053	6,445
Corporate notes and bonds	68,008	-	68,008	-
Total	$300,135	$175,182	$118,508	$6,445

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the period ended June 30, 2009 (in thousands):

Balance, beginning of the year	$ 7,456
Total realized and unrealized gains (losses):
Included in other income (expense)	(7)
Included in other comprehensive income	86
Purchases, issuances and settlements	-
Principal repayments	(1,090)
Balance, end of period	$ 6,445

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments, as follows:

Cash and cash equivalents and restricted cash and cash equivalents.  The carrying amounts that we have reported in the accompanying consolidated balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values.

Long-term and short-term debt.  We base the fair values of debt instruments on quoted market prices.  Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

The estimated fair values of our financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)

Balance Sheet Instruments
Cash and cash equivalents	$671,299	$671,299	$586,649	$586,649
Restricted cash and cash equivalents	$81,229	$81,229	$50,536	$50,536
Investments	$300,135	$300,135	$450,685	$450,685
Debt	$9,676	$9,757	$15,130	$15,221

NOTE 6 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three and six months ended June 30, 2009 and 2008 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)

	Three Months Ended June 30, 2009
Stock Options	$831	$(279)	$552
Restricted Stock	2,216	(366)	1,850
Performance Shares	4,871	(1,712)	3,159
Performance and Deferred Stock Units	2,768	(923)	1,845
Total	$10,686	$(3,280)	$7,406

	Three Months Ended June 30, 2008
Stock Options	$245	$(74)	$171
Restricted Stock	1,876	(293)	1,583
Performance Shares	8,590	(2,767)	5,823
Performance and Deferred Stock Units	1,748	(576)	1,172
Total	$12,459	$(3,710)	$8,749

	Six Months Ended June 30, 2009
Stock Options	$1,059	$(355)	$704
Restricted Stock	3,378	(728)	2,650
Performance Shares	11,396	(3,894)	7,502
Performance and Deferred Stock Units	3,878	(1,289)	2,589
Total	$19,711	$(6,266)	$13,445

	Six Months Ended June 30, 2008
Stock Options	$766	$(234)	$532
Restricted Stock	2,216	(386)	1,830
Performance Shares	18,345	(5,910)	12,435
Performance and Deferred Stock Units	3,097	(1,020)	2,077
Total	$24,424	$(7,550)	$16,874

NOTE 7 – SEGMENT REPORTING

An analysis of our operations by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands)

REVENUES:
Offshore Oil and Gas Construction	$832,700	$872,268	$1,541,224	$1,518,217
Government Operations	261,397	225,764	518,502	416,358
Power Generation Systems	471,591	698,071	1,000,164	1,314,369
Adjustments and Eliminations(1)	(689)	(3,457)	(1,628)	(5,872)
	$1,564,999	$1,792,646	$3,058,262	$3,243,072

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Offshore Oil and Gas Construction Transfers	$359	$3,150	$674	$5,393
Government Operations Transfers	330	254	954	424
Power Generation Systems Transfers	-	53	-	55
	$689	$3,457	$1,628	$5,872

OPERATING INCOME:
Segment Operating Income:
Offshore Oil and Gas Construction	$66,991	$98,959	$114,208	$150,842
Government Operations	48,821	31,705	85,871	60,906
Power Generation Systems	42,334	106,564	98,838	170,500
	$158,146	$237,228	$298,917	$382,248

Gains (Losses) on Asset Disposals – Net:
Offshore Oil and Gas Construction	$1,867	$46	$833	$1,842
Government Operations	-	-	-	-
Power Generation Systems	30	(29)	42	9,618
	$1,897	$17	$875	$11,460

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(1,056)	$(996)	$(2,201)	$(1,750)
Government Operations	8,652	10,798	17,354	19,547
Power Generation Systems	1,501	(550)	3,144	2,125
	$9,097	$9,252	$18,297	$19,922

Segment Income:
Offshore Oil and Gas Construction	$67,802	$98,009	$112,840	$150,934
Government Operations	57,473	42,503	103,225	80,453
Power Generation Systems	43,865	105,985	102,024	182,243
	169,140	246,497	318,089	413,630
Corporate	(21,400)	(15,373)	(39,143)	(25,394)
Total Operating Income	$147,740	$231,124	$278,946	$388,236

NOTE 8 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except share and per share amounts)

Basic:

Net income for basic computation	$92,555	$177,539	$170,247	$300,729

Weighted average common shares	229,273,441	226,862,500	228,794,113	226,247,335

Basic earnings per common share	$0.40	$0.78	$0.74	$1.33

Diluted:

Net income for diluted computation	$92,555	$177,539	$170,247	$300,729

Weighted average common shares (basic)	229,273,441	226,862,500	228,794,113	226,247,335
Effect of dilutive securities:
Stock options, restricted stock and performance shares	3,832,508	3,546,260	4,051,985	4,013,475
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	233,105,949	230,408,760	232,846,098	230,260,810

Diluted earnings per common share	$0.40	$0.77	$0.73	$1.31

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
•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	decisions about offshore developments to be made by oil and gas companies;
•	decisions on spending by the U.S. Government and electric power generating companies;
•	the highly competitive nature of most of our businesses;
•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;
•	our ability to obtain schedule extensions in connection with certain projects in our Offshore Oil and Gas Construction segment;
•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	rapid technological changes;
•	the realization of deferred tax assets, including through a reorganization we completed in December 2006;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating businesses we acquire;
•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East and Asia Pacific and the former Soviet Union;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the affects of asserted and unasserted claims;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our insurance captives; and
•	the impact of the loss of certain insurance rights as part of the Chapter 11 bankruptcy settlement.

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

GENERAL

In general, our business segments are composed of capital-intensive businesses that rely on large contracts for a substantial amount of their revenues.  Each of our business segments is financed under a separate credit facility. Our debt covenants limit using the financial resources of or the movement of excess cash from one segment for the benefit of the other.  For further discussion, see “Liquidity and Capital Resources” below.

As of June 30, 2009, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  As of June 30, 2009, we had not accrued for approximately $111 million of potential liquidated damages that we could incur based upon our current expectations of the time to complete certain projects in our Offshore Oil and Gas Construction segment.  We do not believe any claims for these potential liquidated damages are probable of being assessed. The trigger dates for the majority of these potential liquidated damages occurred during the fourth quarter of 2008. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for liquidated damages being assessed. However, we may not achieve relief on some or all of the issues. For certain projects in our Offshore Oil and Gas Construction segment, we have currently provided for approximately $24 million in liquidated damages in our estimates of revenues and gross profit, of which approximately $22 million has been recognized in our financial statements to date, as we believe, based on the individual facts and circumstances, that these liquidated damages are probable.

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

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to these policies during the six months ended June 30, 2009, except as disclosed in Note 1 of the notes to condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2009 VS. THREE MONTHS ENDED JUNE 30, 2008

McDermott International, Inc. (Consolidated)

Revenues decreased approximately 13%, or $227.6 million, to $1,565.0 million in the three months ended June 30, 2009 compared to $1,792.6 million for the corresponding period of 2008. In the second quarter of 2009, as compared to the second quarter of 2008, our Power Generation Systems segment experienced a $226.5 million, or 32%, reduction in its revenues attributable primarily to decreases in its utility steam and system fabrication business.  Additionally, our Offshore Oil and Gas Construction segment experienced a $39.6 million, or 5%, decrease in its revenues during the second quarter of 2009 compared to the second quarter of 2008.  Our Government Operations segment generated a 16%, or $35.6 million increase in its revenues during the three months ended June 30, 2009 compared to the corresponding period of 2008 primarily attributable to the acquisition of Nuclear Fuel Services, Inc.

Segment operating income decreased $79.1 million to $158.1 million in the three months ended June 30, 2009 from $237.2 million for the corresponding period of 2008. The segment operating income of our Power Generation Systems and Offshore Oil and Gas Construction segments decreased $64.3 million, and $32.0 million, respectively, in the second quarter of 2009, as compared to the second quarter of 2008.  The segment operating income of our Government Operations Systems segment increased by $17.1 million in the three months ended June 30, 2009 compared to the comparable period in 2008. We experienced a significant increase in our pension plan expense in the three months ended June 30, 2009 compared to the corresponding period of 2008 totaling approximately $21.9 million. This increase is primarily attributable to amortization of losses on pension plan assets experienced in the year ended 2008.

For purpose of this discussion and the discussions that follow, segment operating income is before equity in income (loss) of investees and gains (losses) on asset disposals – net.

Offshore Oil and Gas Construction

Revenues decreased 5% or $39.6 million to $832.7 million in the three months ended June 30, 2009 compared to $872.3 million in the corresponding period of 2008 primarily attributable to decreases in our Caspian ($96.6 million), Americas ($50.8 million) and Asia Pacific ($24.4 million) regions partially offset by increases in our Middle East region ($133.6 million).

Segment operating income decreased $32.0 million to $67.0 million in the three months ended June 30, 2009 from $99.0 million in the corresponding period of 2008 attributable primarily to decreases from our Caspian and Americas regions.  In addition, we experienced reduced profits on Qatar projects in our Middle East region where we recognized approximately $339 million in revenues with $11 million in contract losses in the three months ended June 30, 2009. These contract losses were mainly a result of cost increases due to mechanical downtime on marine vessels, primarily on a Middle East project, and lower productivity, primarily on a project in our Middle East fabrication yard.  These decreases were partially offset by increases in our Asia Pacific region from project improvements and change orders.  In addition, we realized total benefits from project close-outs totaling approximately $5 million in the three months ended June 30, 2009 compared to approximately $12 million in the corresponding period of 2008.

Government Operations

Revenues increased approximately 16%, or $35.6 million, to $261.4 million in the three months ended June 30, 2009 compared to $225.8 million for the corresponding period of 2008, primarily attributable to our acquisition of Nuclear Fuel Services, Inc. ($47.6 million) and additional volume in the manufacture of nuclear components of certain U.S. Government programs and recovery work. These improvements were partially offset by lower volumes in the manufacture of components for a commercial uranium enrichment project ($2.6 million) and lower volumes in engineering and laboratory services. Additionally, we experienced lower revenues from our management and operating contracts at several government sites.

Segment operating income increased $17.1 million to $48.8 million in the three months ended June 30, 2009 compared to $31.7 million for the corresponding period of 2008, attributable to favorable contract cost adjustments related to a downblending contract, and higher utilization and lower overhead cost in our nuclear environmental services business.   These improvements were partially offset by increased pension expense attributable to amortization of losses on pension plan assets experienced in the year ended 2008, and lower revenues from our management and operating contracts at several government sites, and lower volumes related to a commercial uranium enrichment project. We also experienced higher depreciation and amortization expense in the three months ended June 30, 2009 associated with our acquisition of Nuclear Fuel Services, Inc.

        Equity income of investees decreased to $2.1 million to $8.7 million in the three months ended June 30, 2009 compared to the $10.8 million in the corresponding period of 2008 due to decreases in cost savings incentives earned in the current year.

Power Generation Systems

Revenues decreased approximately 32%, or $226.5 million, to $471.6 million in the three months ended June 30, 2009, compared to $698.1 million in the corresponding period of 2008, primarily attributable to decreases in our utility steam and system fabrication business ($141.3 million), our fabrication, repair and retrofit of existing facilities ($71.0 million), replacement parts business ($8.3 million), nuclear service business ($6.3 million) and our boiler auxiliary equipment ($4.7 million). These decreases were partially offset by increased revenues from our operations and maintenance business ($6.3 million), and our field service business ($4.1 million).

Segment operating income decreased $64.3 million to $42.3 million in the three months ended June 30, 2009, compared to $106.6 million in the corresponding period of 2008, primarily attributable to lower volumes in our utility steam and system fabrication business, our fabrication, repair and retrofit of existing facilities, and nuclear service businesses. We also experienced lower volume and margins in our replacement parts, and nuclear steam generator businesses. In addition we experienced higher qualified pension plan expense in the three months ended June 30, 2009 compared to the corresponding period in 2008 attributable to amortization of losses on pension plan assets experienced in the year ended 2008. These decreases were partially offset by improved margins in our operations and maintenance business.

Equity in income of investees increased $2.1 million from a $0.6 million loss in the three months ended June 30, 2008 compared to income of $1.5 million in the corresponding period of 2009, primarily attributable to operating improvements at our joint venture in China.

Corporate

Unallocated Corporate expenses increased $6.0 million to $21.4 million in the three months ended June 30, 2009, as compared to $15.4 million for the corresponding period of 2008, primarily attributable to increased qualified pension plan expense attributable to amortization of losses on pension plan assets experienced in the year ended 2008, higher salary expenses resulting primarily from an increased number of employees, and increased expenses associated with development of a global human resources management system and an enterprise financial reporting system.

Other Income Statement Items

Interest income (expense) - net decreased $3.2 million to $5.0 million in the three months ended June 30, 2009, primarily due to lower average interest rates on our investments, and an increase in interest expense attributable to borrowings and amortization of fees on our credit facilities. These decreases were partially offset by an increase in capitalized interest.

Other income (expense) – net decreased  by $12.0 million to expense of $10.2 million in the three months ended June 30, 2009 from income of $1.8 million for the corresponding period of 2008, primarily due to higher currency translation exchange losses incurred in the second quarter of 2009.

Provision for Income Taxes

For the three months ended June 30, 2009, the provision for income taxes decreased $19.0 million to $44.6 million, while income before provision for income taxes decreased $98.6 million to $142.5 million.  Our effective tax rate for the three months ended June 30, 2009 was approximately 31.3%, as compared to 26.4% for the three months ended June 30, 2008.  The prior year included a benefit associated with our evaluation of amounts ultimately payable for certain proposed audit adjustments.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the three months ended June 30,
	2009	2008	2009	2008	2009	2008
	(In thousands)		(In thousands)

United States	$52,630	$119,821	$21,532	$38,395	40.91%	32.04%
Non-United States	89,896	121,332	23,113	25,207	25.71%	20.78%

Total	$142,526	$241,153	$44,645	$63,602	31.32%	26.38%

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

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2009 vs. SIX MONTHS ENDED JUNE 30, 2008

McDermott International, Inc. (Consolidated)

Revenues decreased approximately 5%, or $184.8 million, to $3,058.3 million in the six months ended June 30, 2009 compared to $3,243.1 million for the corresponding period of 2008. Our Power Generation Systems segment experienced a 24% or $314.2 million reduction in its revenues for the six months ended June 30, 2009 compared to 2008 attributable primarily to decreases in its utility steam and system fabrication business.  Our Offshore Oil and Gas Construction and Government Operations segments generated increases in revenues totaling $23.0 million and $102.1 million, respectively, in the six months ended June 30, 2009 compared to the corresponding period of 2008. Our Government Operations segment revenue increase was primarily attributable to the acquisition of Nuclear Fuel Services, Inc.

Segment operating income decreased $83.3 million to $298.9 million in the six months ended June 30, 2009 from $382.2 million for the corresponding period of 2008. The segment operating income of our Power Generation Systems and Offshore Oil and Gas Construction segments decreased $71.7 million and $36.6 million, respectively, in the six months ended June 30, 2009, as compared to the same period in 2008.  These decreases were partially offset by a $25.0 million increase in the segment operating income of our Government Operations segment in the six months ended June 30, 2009, as compared to the same period in 2008. We experienced a significant increase in our pension plan expense in the six months ended June 30, 2009 compared to the corresponding period of 2008 totaling approximately $43.7 million. This increase is primarily attributable to amortization of losses on pension plan assets experienced in the year ended 2008.

Offshore Oil and Gas Construction

Revenues increased 2% or $23.0 million to $1,541.2 million in the six months ended June 30, 2009 compared to $1,518.2 million in the corresponding period of 2008 primarily attributable to increases from our Middle East region ($220.0 million).  These increases are partially offset by decreases from our Caspian ($127.4 million), Americas ($27.9 million) and Asia Pacific ($23.3 million) regions.

Segment operating income decreased $36.6 million to $114.2 million in the six months ended June 30, 2009 from $150.8 million in the corresponding period of 2008 primarily attributable to reduced profits on Qatar projects in our Middle East region.  For the six months ended June 30, 2009 we recognized approximately $553 million in revenues with $16 million in contract losses on these projects. These contract losses were mainly a result of cost increases due to mechanical downtime on marine vessels, primarily on a Middle East project, and lower productivity, primarily on a project in our Middle East fabrication yard.  In addition, we experienced a decrease in segment operating income as a result of decreases in our Caspian region.  These decreases were partially offset by an increase in our Asia Pacific region as a result of project improvements, and increases in our Americas region from project close-outs and change orders.  We realized total benefits from project close-outs totaling approximately $37 million in the six months ended June 30, 2009 compared to approximately $22 million in the corresponding period of 2008. General and administrative expenses decreased $4.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Government Operations

Revenues increased approximately 25%, or $102.1 million, to $518.5 million in the six months ended June 30, 2009 compared to $416.4 million for the corresponding period of 2008, primarily attributable our acquisition of Nuclear Fuel Services, Inc. in Erwin, Tennessee ($87.5 million) and additional volume in the manufacture of nuclear components of certain U.S. Government programs and recovery work. In addition, we experienced higher volumes in the manufacture of components for a commercial uranium enrichment project ($6.2 million).  These improvements were partially offset by lower volumes in engineering and laboratory services and lower revenues from our management and operating contracts at several government sites.

Segment operating income increased $25.0 million to $85.9 million in the six months ended June 30, 2009 compared to $60.9 million for the corresponding period of 2008, attributable to a favorable contract cost adjustment related to a downblending contract, and additional volume in the manufacture of nuclear components of certain U.S. Government programs and recovery work.  In addition, we experienced higher volumes related to a commercial uranium enrichment project and higher utilization and lower overhead cost in nuclear environmental services. These improvements were partially offset by increased pension expense and lower revenues from our management and operating contracts at several government sites. We also experienced higher depreciation and amortization expense in the six months ended June 30, 2009 associated with our acquisition of Nuclear Fuel Services, Inc.

Equity income of investees decreased to $2.1 million to $17.4 million in the six months ended June 30, 2009 compared to $19.5 million in the corresponding period of 2008 due to decreases in cost savings incentives in the current year.

Power Generation Systems

Revenues decreased approximately 24%, or $314.2 million, to $1,000.2 million for the six months ended June 30, 2009, compared to $1,314.4 million for the corresponding period of 2008 primarily attributable to decreases in our utility steam and system fabrication business ($241.8 million), our fabrication, repair and retrofit of existing facilities ($52.3million), our replacement parts business ($11.4 million), nuclear service business ($9.6 million) and our OEM industrial boilers ($2.9 million). These decreases were partially offset by increased revenues from our operations and maintenance business ($9.5 million), and our field service business ($4.3 million).

Segment operating income decreased $71.7 million to $98.8 million for the six months ended June 30, 2009, compared to $170.5 million for the corresponding period of 2008 primarily attributable to lower volumes in our utility steam and system fabrication business, nuclear steam generator and nuclear service businesses, combined with lower margins in our OEM industrial boiler businesses. In addition we experienced higher qualified pension plan expense in the three months ended June 30, 2009 compared to the corresponding period of 2008 attributable to amortization of losses on pension plan assets experienced in the year ended 2008. Partially offsetting these decreases were increases attributable to improved margins in our fabrication, repair and retrofit of existing facilities and higher volume and margins in our operations and maintenance and boiler auxiliary equipment businesses.

Corporate

Unallocated corporate expenses increased $13.7 million to $39.1 million in the six months ended June 30, 2009, as compared to $25.4 million for the corresponding period of 2008, primarily attributable to increased qualified pension plan expense attributable to amortization of losses on pension plan assets experienced in the year ended 2008, higher salary expenses resulting primarily from an increased number of employees, and increased expenses associated with development of a global human resources management system and an enterprise financial reporting system.

Other Income Statement Items

Interest income (expense) - net decreased $11.8 million to $6.8 million in the six months ended June 30, 2009, primarily due to reduced cash and investment balances and lower average interest rates on our investments, and an increase in interest expense attributable to borrowings and amortization of fees on our credit facilities. These decreases were partially offset by an increase in capitalized interest.

Other income (expense) – net decreased  by $18.9 million to expense of $21.0 million in the six months ended June 30, 2009 from expense of $2.1 million for the corresponding period of 2008, primarily due to higher currency exchange losses incurred in 2009.

Provision for Income Taxes

For the six months ended June 30, 2009, the provision for income taxes decreased $15.5 million to $88.5 million, while income before provision for income taxes decreased $140.0 million to $264.8 million.  Our effective tax rate for the six months ended June 30, 2009 was approximately 33.4%, as compared to 25.7% for the six months ended June 30, 2008.  The rate increase is attributable to a higher mix of US versus non-US income for the quarter and an unfavorable mix within our non-US operations resulting in a larger proportion of the total book income being taxed at higher rates.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the six months ended June 30,
	2009	2008	2009	2008	2009	2008
	(In thousands)		(In thousands)

United States	$129,554	$181,966	$54,841	$62,349	42.33%	34.26%
Non-United States	135,265	222,814	33,682	41,633	24.90%	18.69%

Total	$264,819	$404,780	$88,523	$103,982	33.43%	25.69%

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

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In millions)
Offshore Oil and Gas Construction	$4,689	$4,457
Government Operations	2,613	2,883
Power Generation Systems	2,222	2,476

Total Backlog	$9,524	$9,816

Of the June 30, 2009 backlog, we expect to recognize revenues as follows:

	2009	2010	Thereafter
	(Unaudited)
	(In approximate millions)
Offshore Oil and Gas Construction	$1,600	$2,400	$689
Government Operations	450	760	1,403
Power Generation Systems	700	780	742

Total Backlog	$2,750	$3,940	$2,834

At June 30, 2009, the Offshore Oil and Gas Construction backlog included approximately $624 million related to contracts in or near loss positions, which are estimated to recognize future revenues with approximately zero percent gross margins.  It is possible that our estimates of gross profit could increase or decrease based on improved productivity, actual downtime and the resolution of change orders and claims with our customers.

At June 30, 2009, Government Operations' backlog with the U. S. Government was $2.6 billion, which was substantially fully funded. Approximately $166.2 million had not been funded as of June 30, 2009.

We believe the current worldwide credit and economic environment and short-term uncertainty regarding environmental regulations have affected customers in the electric utility industry more than our other customers. While we have not experienced significant delays on existing projects in our Power Generation Systems’ backlog, we have experienced some delays in expected bookings on new planned projects.

At June 30, 2009, Power Generation Systems’ backlog with the U. S. Government was $2.4 million, all of which was fully funded.

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

The JRMSA Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.  At June 30, 2009, JRMSA was in compliance with all of the covenants set forth in the JRMSA Credit Facility.

While there were no borrowings outstanding as of June 30, 2009, we borrowed under the JRMSA Credit Facility for working capital purposes during the quarter ended June 30, 2009.  We expect to access the JRMSA Credit Facility for similar borrowings, as needed, in the future. As of June 30, 2009, letters of credit issued under the JRMSA Credit Facility totaled $203.0 million, and there was a total of $597.0 million available under this facility, $345.6 million of which could be used for cash borrowings.  Borrowings under this facility during the June 30, 2009 quarter had an applicable interest rate of approximately 3.75% per year.  In addition, JRMSA and its subsidiaries had $279.5 million in outstanding unsecured letters of credit under separate arrangements with financial institutions at June 30, 2009.

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA.  As of June 30, 2009, bonds issued under this arrangement totaled $7.7 million.

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

The BWXT Credit Facility contains customary financial and nonfinancial covenants and reporting requirements.  The financial covenants require maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio within our Government Operations segment.  At June 30, 2009, BWXT was in compliance with all of the covenants set forth in the BWXT Credit Facility.

The BWXT Credit Facility only requires interest payments on a quarterly basis until maturity.  Amounts outstanding under the BWXT Credit Facility may be prepaid at any time without penalty.

At June 30, 2009, there were no borrowings outstanding, but letters of credit issued under the BWXT Credit Facility totaled $54.3 million.  At June 30, 2009, there was $80.7 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at June 30, 2009 would have been 3.50% per year.

At June 30, 2009, Nuclear Fuel Services, Inc., a subsidiary of BWXT, had $3.7 million in letters of credit issued by various commercial banks on its behalf.  The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

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

The B&W PGG Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio within our Power Generation Systems segment and covenants that, among other things, restrict the ability of this segment to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. At June 30, 2009, B&W PGG was in compliance with all of the covenants set forth in the B&W PGG Credit Facility.

As of June 30, 2009, there were no outstanding borrowings but letters of credit issued under the B&W PGG Credit Facility totaled $205.4 million.  At June 30, 2009, there was $194.6 million available for borrowings or to meet letter of credit requirements under the B&W PGG Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at June 30, 2009 would have been 3.25% per year.

Certain foreign subsidiaries of B&W PGG have credit arrangements with various commercial banks for the issuance of bank guarantees.  The aggregate value of all such bank guarantees as of June 30, 2009 was $18.5 million.

In June 2008, MII, B&W PGG and McDermott Holdings, Inc. jointly executed a general agreement of indemnity in favor of a surety underwriter relating to surety bonds that underwriter issued in support of B&W PGG’s contracting activity.  As of June 30, 2009, bonds issued under this arrangement in support of contracts totaled approximately $68 million.  Any claim successfully asserted against the surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and McDermott Holdings, Inc. under the indemnity agreement.

Based on the liquidity position of our Power Generation Systems segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments decreased by $35.2 million to $1,052.7 million at June 30, 2009 from $1,087.9 million at December 31, 2008, primarily due to cash used in operating activities and purchases of property, plant and equipment.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, changed by $82.0 million to a negative $546.5 million at June 30, 2009 from a negative $628.5 million at December 31, 2008, primarily due to the increase in the net amount of contracts in progress and advance billings on contracts, and a decrease in accounts payable.

Our net cash provided by (used in) operations changed by $189.4 million to net cash provided by operations of $103.0 million in the six months ended June 30, 2009 from net cash used in operations of $86.4 million for the six months ended June 30, 2008. This change was primarily attributable to net improvements in our contracts in progress and advance billings on contracts, and a decrease in cash used in our pension, postretirement and employee benefit obligations.

Our net cash used in investing activities decreased by $229.2 million to $11.2 million in the six months ended June 30, 2009 from $240.4 million in the six months ended June 30, 2008. This change was primarily attributable to a net increase in available-for-sale securities during the six months ended June 30, 2009.

Our net cash provided by (used in) financing activities changed by $9.7 million to net cash used in financing activities of $4.9 million in the six months ended June 30, 2009 from net cash provided by financing activities of $4.8 million in the six months ended June 30, 2008, primarily due to lower excess tax benefits related to stock-based compensation, and issuance of common stock.

At June 30, 2009, we had restricted cash and cash equivalents totaling $81.2 million, $43.9 million of which was held in restricted foreign accounts, $28.8 million was held in escrow pending final payment on a legal settlement, $2.8 million was held as cash collateral for letters of credit, $5.0 million was held for future decommissioning of facilities, and $0.7 million was held to meet reinsurance reserve requirements of our captive insurance companies.

At June 30, 2009, we had investments with a fair value of $300.1 million.  Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.  As of June 30, 2009, we had pledged approximately $33.2 million fair value of these investments in connection with certain reinsurance agreements.

Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized loss on investments was in an unrealized loss position totaling $9.7 million at June 30, 2009. At December 31, 2008, we had unrealized losses on our investments totaling $9.0 million. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations and commercial paper. Based on our analysis of these investments, we believe that none of our available-for-sale securities were permanently impaired at June 30, 2009.

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

Item 4.  Controls and Procedures

       As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission,  and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 3 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

Systems and information technology interruption could adversely impact our ability to operate.

In 2009, and 2010, we expect to replace current key financial and human resources legacy systems with enterprise systems.  This implementation subjects us to inherent costs and risks associated with replacing and changing these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems.  Our systems implementations may not result in productivity improvements at the levels anticipated, or at all.  In addition, the implementation of new technology systems may cause disruptions in our business operations. This and any other information technology system disruptions and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material  adverse effect on us.

Recent U.S. regulation may adversely affect our ability to contract with the U.S. government.

As a result of our reorganization in 1982, which we completed through a transaction commonly referred to as an “inversion,” MII is a corporation organized under the laws of the Republic of Panama.  Prior legislative proposals and enactments have sought to prohibit the U.S. government from contracting with “inverted” companies such as MII.  Although such prior legislation has not adversely affected our U.S. government contract work, we cannot provide any assurance that further actions taken by the U.S. government with regard to “inverted” companies will not adversely impact us.  We derive a substantial amount of our revenues and profits from services provided to the US. government, mainly through our Government Operations segment, and any exclusion from pursuing future U.S. government contract work could have a material adverse affect on our financial condition, results of operations and cash flows.

 The U.S. government recently adopted interim rules prohibiting federal agencies from awarding new contracts to “inverted” companies and their subsidiaries with U.S. federal appropriated funds for fiscal year 2009 and certain prior fiscal years.  We are unable, at this time, to predict with certainty the impact that the interim rules will have on our ultimate ability to pursue new contract awards, directly or indirectly with the U.S. government and its agencies.  We are also unable to predict the form in which, or the scope of, any final rules or regulations governing U.S. federal contracts using appropriated funds that may be adopted, or any potential future legislation impacting such rules and regulations.  We are continuing to analyze the interim rules described above and will follow the development of any final rules or regulations and legislative actions that may limit our ability to pursue future contracts with the U.S. government and its agencies, with a view to determining what steps, if any, may be appropriate to mitigate any adverse impact.  These steps could include one or more transactions that may result in significant changes to our corporate organization and structure. Depending on the application of the interim rules and the actual provisions of the anticipated final rules and regulations, we may not be able to mitigate, fully or partially, any material adverse impact from the adoption of such rules or regulations.

A change in tax laws could have a material adverse effect on us by substantially increasing our corporate income taxes and, consequently, decreasing our future net income and increasing our future cash outlays for taxes.

As a result of our reorganization in 1982 discussed above, MII is a corporation organized under the laws of the Republic of Panama.  Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S. but operate in the U.S. through one or more subsidiaries have repeatedly been introduced in the U.S. Congress.  Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident for U.S. tax purposes. It is possible that, if legislation is enacted in this area, we could be subject to a substantial increase in our corporate income taxes and, consequently, decrease our future net income and increase our future cash outlays for taxes.  Although we are unable to predict the form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments, such laws or regulations could have a material adverse effect on us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended June 30, 2009, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

May 8, 2009	260,710	$18.09	not applicable	not applicable

Total	260,710	$18.09	not applicable	not applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

     At our annual meeting of stockholders held on M ay 8, 2009, we submitted the following matters to our stockholders, with voting as follows:

(a)	The election of six directors:

Class I — For a one-year term

Nominee	Votes For	Votes Withheld
Roger A. Brown	190,615,067	18,716,247
John A. Fees	191,290,551	18,040,763
Oliver D. Kingsley, Jr.	190,817,722	18,513,593

Class II — For a one-year term

Nominee	Votes For	Votes Withheld
D. Bradley McWilliams	191,690,900	17,640,414
Richard W. Mies	191,569,739	17,761,575
Thomas C. Schievelbein	190,881,266	18,450,049

John F. Bookout III, Ronald C. Cambre and Robert W. Goldman continued as directors pursuant to their prior election.

(b)	A proposal to approve the 2009 McDermott International, Inc. Long-Term Incentive Plan(1):

Votes For	Votes Against	Abstentions
124,304,299	44,854,662	3,491,793
(1) Broker non-votes totaled 36,680,559

(c)	A proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009:

Votes For	Votes Against	Abstentions
208,206,972	905,451	218,590

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

Exhibit 10.1* - 2009 McDermott International, Inc. Long-Term Incentive Plan (Effective May 8, 2009) (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement dated March 27, 2009 (File No. 1-08430)).

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

August 10, 2009

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

3.3* 10.1*
Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

2009 McDermott International, Inc. Long-Term Incentive Plan (Effective May 8, 2009) (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement dated March 27, 2009 (File No. 1-08430)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*Incorporated by reference to the filing indicated.