Form 10-Q/A
period 2007-12-31
MCDERMOTT INTERNATIONAL INC
filed 2009-08-27
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)	F O R M 1 0-Q/A
(Amendment No. 1)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the period ended June 30, 2009 (the “June 2009 Form 10-Q”) solely to furnish Exhibit 101 XBRL interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T.  This amendment does not change or update the disclosures set forth in the June 2009 Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the June 2009 Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed “not filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed “not filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Exhibit 31.1** - Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

Exhibit 31.2** - Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

Exhibit 32.1** - Section 1350 certification of Chief Executive Officer.

Exhibit 32.2** - Section 1350 certification of Chief Financial Officer.

Exhibit 101† – Interactive Data Files

* Incorporated by reference to the filing indicated.
** Previously filed.
† Furnished herewith.

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

31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1**	Section 1350 certification of Chief Executive Officer.

32.2**	Section 1350 certification of Chief Financial Officer.

101†	Interactive Data Files

** Incorporated by reference to the filing indicated.
** Previously filed.
† Furnished herewith.