Form 10-Q/A
period 2007-12-31
MCDERMOTT INTERNATIONAL INC
filed 2009-08-27
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)	F O R M 1 0-Q/A
(Amendment No. 2)

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

Explanatory Note

We are filing this Amendment No. 2 to our quarterly report on Form 10-Q for the period ended June 30, 2009 (the “June 2009 Form 10-Q”) solely to furnish Exhibit 101 XBRL interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T.  Amendment No. 1 to the Form 10-Q filed on August 27, 2009 inadvertently contained an error that prevented attachment of these files.  This amendment does not change or update the disclosures set forth in the June 2009 Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the June 2009 Form 10-Q.

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