Form 10-Q
period 2009-09-30
MCDERMOTT INTERNATIONAL INC
filed 2009-11-10
CIK 708819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)	F O R M 1 0-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant's common stock outstanding at October 30, 2009 was 230,171,481.

M c D E R M O T T   I N T E R N A T I O N A L ,   I N C.

I N D E X  -  F O R M   1 0 - Q

PAGE

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	32

Item 4 – Controls and Procedures	32

PART II - OTHER INFORMATION

SIGNATURES	36

Rule 13A-14(A)/15D-14(A) Certification of Chief Executive Officer
Rule 13A-14(A)/15D-14(A) Certification of Chief Executive Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer
XBRL Instance Document
XBRL Taxonomy Extension Calculation Linkbase
XBRL Taxonomy Extension Label Linkbase
XBRL Taxonomy Extension Presentation Linkbase
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Definition Linkbase

PART I

McDERMOTT INTERNATIONAL, INC.

FINANCIAL INFORMATION

Item 1.              Condensed Consolidated Financial Statements

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Current Assets:
Cash and cash equivalents	$784,463	$586,649
Restricted cash and cash equivalents (Note 1)	64,050	50,536
Investments	16	131,515
Accounts receivable – trade, net	650,350	712,055
Accounts and notes receivable – unconsolidated affiliates	4,461	1,504
Accounts receivable – other	86,241	139,062
Contracts in progress	503,420	311,713
Inventories (Note 1)	116,195	128,383
Deferred income taxes	90,824	97,069
Other current assets	62,932	58,499

Total Current Assets	2,362,952	2,216,985

Property, Plant and Equipment	2,440,113	2,234,050
Less accumulated depreciation	1,250,990	1,155,191

Net Property, Plant and Equipment	1,189,123	1,078,859

Investments	241,908	319,170

Goodwill	292,369	298,265

Deferred Income Taxes	278,563	335,877

Investments in Unconsolidated Affiliates	86,031	70,304

Other Assets	284,698	282,233

TOTAL	$4,735,644	$4,601,693

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Current Liabilities:
Notes payable and current maturities of long-term debt	$5,288	$9,021
Accounts payable	531,398	551,435
Accrued employee benefits	237,054	205,521
Accrued liabilities – other	194,667	217,486
Accrued contract cost	127,857	97,041
Advance billings on contracts	708,086	951,895
Accrued warranty expense	122,904	120,237
Income taxes payable	69,855	55,709

Total Current Liabilities	1,997,109	2,208,345

Long-Term Debt	5,828	6,109

Accumulated Postretirement Benefit Obligation	106,255	107,567

Self-Insurance	84,465	88,312

Pension Liability	674,047	682,624

Other Liabilities	142,842	192,223

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 236,495,637 and 234,174,088 shares at September 30, 2009 and December 31, 2008, respectively	236,496	234,174
Capital in excess of par value	1,287,764	1,252,848
Retained earnings	852,945	564,591
Treasury stock at cost, 6,103,951 and 5,840,314 shares at September 30, 2009 and December 31, 2008, respectively	(67,773)	(63,026)
Accumulated other comprehensive loss	(590,565)	(672,415)
Stockholders’ Equity – McDermott International, Inc.	1,718,867	1,316,172
Noncontrolling interest	6,231	341
Total Stockholders’ Equity	1,725,098	1,316,513

TOTAL	$4,735,644	$4,601,693

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except share and per share amounts)

Revenues	$1,675,678	$1,664,851	$4,733,940	$4,907,923

Costs and Expenses:
Cost of operations	1,383,046	1,445,749	3,886,726	4,067,181
Gains (losses) on asset disposals – net	323	138	(333)	(11,322)
Selling, general and administrative expenses	160,565	139,512	455,154	404,298
Total Costs and Expenses	1,543,934	1,585,399	4,341,547	4,460,157

Equity in Income of Investees	13,050	12,521	31,347	32,443

Operating Income (Loss)	144,794	91,973	423,740	480,209

Other Income (Expense):
Interest income – net	2,179	5,151	9,023	23,792
Other income (expense) – net	(3,127)	2,945	(24,098)	848
Total Other Income (Expense)	(948)	8,096	(15,075)	24,640

Income before Provision for Income Taxes	143,846	100,069	408,665	504,849

Provision for Income Taxes	23,793	14,271	112,316	118,253

Net Income	120,053	85,798	296,349	386,596

Less: Net Income Attributable to Noncontrolling Interest	(1,946)	(227)	(7,995)	(296)

Net Income Attributable to McDermott International, Inc.	$118,107	$85,571	$288,354	$386,300

Earnings per Share:
Basic:
Net Income Attributable to McDermott International, Inc.	$0.51	$0.38	$1.26	$1.70
Diluted:
Net Income Attributable to McDermott International, Inc.	$0.50	$0.37	$1.24	$1.68

Shares used in the computation of earnings per share (Note 8):
Basic	229,989,368	227,440,858	229,192,531	226,645,175
Diluted	234,314,619	230,463,651	233,335,605	230,328,423

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands)

Net Income	$120,053	$85,798	$296,349	$386,596

Other Comprehensive Income (Loss):
Currency translation adjustments:
Foreign currency translation adjustments	8,927	(15,036)	24,878	(8,832)
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	8,673	(18,923)	13,438	(15,709)
Reclassification adjustment for gains included in net income	(1,306)	1,058	(1,930)	(2,692)
Amortization of benefit plan costs	15,918	5,275	44,340	18,304
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	1,737	(1,989)	1,099	(7,611)
Reclassification adjustment for net (gains) losses included in net income	147	(358)	61	(1,460)

Other Comprehensive Income (Loss)	34,096	(29,973)	81,886	(18,000)

Total Comprehensive Income	154,149	55,825	378,235	368,596

Comprehensive Income Attributable to Noncontrolling Interest	(1,947)	(207)	(8,031)	(313)

Comprehensive Income Attributable to McDermott International, Inc.	$152,202	$55,618	$370,204	$368,283

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Accumulated
			Capital In		Other		Stockholders’	Non-	Total
	Common Stock		Excess of	Retained	Comprehensive	Treasury	Equity	Controlling	Stockholders’
	Shares	Par Value	Par Value	Earnings	Income (Loss)	Stock	MII	Interest	Equity
		(In thousands, except share amounts)
Balance December 31, 2008	234,174,088	$234,174	$1,252,848	$564,591	$(672,415)	$(63,026)	$1,316,172	$341	$1,316,513

Net income	-	-	-	288,354	-	-	288,354	7,995	296,349
Amortization of benefit plan costs	-	-	-	-	44,340	-	44,340	-	44,340
Unrealized gain on investments	-	-	-	-	1,160	-	1,160	-	1,160
Translation adjustments	-	-	-	-	24,842	-	24,842	36	24,878
Unrealized gain on derivatives	-	-	-	-	11,508	-	11,508	-	11,508
Exercise of stock options	184,158	184	372	-	-	157	713	-	713
Excess tax benefits on stock options	-	-	(2,458)	-	-	-	(2,458)	-	(2,458)
Contributions to thrift plan	773,101	773	10,590	-	-	-	11,363	-	11,363
Shares returned to treasury	-	-	-	-	-	(4,904)	(4,904)	-	(4,904)
Accelerated vesting	1,364,290	1,365	(1,365)	-	-	-	-	-	-
Sale of subsidiary shares to
noncontrolling interest	-	-	2,086	-	-	-	2,086	(2,086)	-
Stock-based compensation charges	-	-	25,691	-	-	-	25,691	-	25,691
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(55)	(55)
Balance September 30, 2009	236,495,637	$236,496	$1,287,764	$852,945	$(590,565)	$(67,773)	$1,718,867	$6,231	$1,725,098

Balance December 31, 2007	231,722,659	$231,723	$1,145,829	$135,289	$(281,933)	$(63,903)	$1,167,005	$373	$1,167,378

Net Income	-	-	-	386,300	-	-	386,300	296	386,596
Amortization of benefit plan costs	-	-	-	-	18,304	-	18,304	-	18,304
Unrealized loss on investments	-	-	-	-	(9,071)	-	(9,071)	-	(9,071)
Translation adjustments	-	-	-	-	(8,849)	-	(8,849)	17	(8,832)
Unrealized loss on derivatives	-	-	-	-	(18,401)	-	(18,401)	-	(18,401)
Exercise of stock options	1,435,135	1,436	(459)	-	-	7,092	8,069	-	8,069
Excess tax benefits on stock options	-	-	6,404	-	-	-	6,404	-	6,404
Contributions to thrift plan	202,619	202	9,647	-	-	-	9,849	-	9,849
Restricted stock issuances – net	259,666	259	(259)	-	-	-	-	-	-
Purchase of treasury shares	-	-	-	-	-	(6,234)	(6,234)	-	(6,234)
Stock-based compensation charges	-	-	30,550	-	-	-	30,550	-	30,550
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(310)	(310)
Balance September 30, 2008	233,620,079	$233,620	$1,191,712	$521,589	$(299,950)	$(63,045)	$1,583,926	$376	$1,584,302

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$296,349	$386,596
Non-cash items included in net income:
Depreciation and amortization	118,871	95,059
Income of investees, less dividends	(11,458)	(12,592)
Gains on asset disposals – net	(333)	(11,322)
Provision for deferred taxes	43,264	87,512
Amortization of pension and postretirement costs	68,877	28,424
Excess tax benefits from FAS 123(R) stock-based compensation	2,458	(6,404)
Other, net	36,736	34,922
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	62,932	21,412
Income tax receivable	57,169	10,666
Net contracts in progress and advance billings on contracts	(442,373)	(516,623)
Accounts payable	(22,099)	19,544
Income taxes	10,571	(5,335)
Accrued and other current liabilities	(1,461)	57,586
Pension liability, accumulated postretirement benefit obligation and accrued employee benefits	13,961	(201,109)
Other, net	(36,056)	(95,421)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	197,408	(107,085)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and cash equivalents	(13,514)	(3,731)
Purchases of property, plant and equipment	(190,207)	(189,384)
Acquisition of businesses, net of cash acquired	(8,497)	(33,731)
Net decrease (increase) in available-for-sale securities	208,435	(70,992)
Proceeds from asset disposals	2,724	12,023
Other, net	(2,676)	(2,029)
NET CASH USED IN INVESTING ACTIVITIES	(3,735)	(287,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(5,652)	(4,660)
Increase in short-term borrowing	1,606	2,920
Issuance of common stock	713	8,069
Payment of debt issuance costs	(56)	(1,611)
Excess tax benefits from FAS 123(R) stock-based compensation	(2,458)	6,404
Other, net	(109)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,956)	11,122
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	10,097	(3,239)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	197,814	(387,046)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	586,649	1,001,394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$784,463	$614,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amount capitalized)	$1,855	$5,967
Income taxes (net of refunds)	$93	$49,193

See accompanying notes to condensed consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

We have included all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.  These condensed consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled entities consistent with the Financial Accounting Standards Board (the “FASB”) Topic Consolidation. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.”  We have eliminated all significant intercompany transactions and accounts.  We have reclassified certain amounts previously reported to conform to the presentation at September 30, 2009 and for the three and nine months ended September 30, 2009.  We have evaluated subsequent events through November 9, 2009, the date of issuance of this report.  We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

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

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and the related footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Currency Translation Adjustments	$11,800	$(13,042)
Net Unrealized Loss on Investments	(7,818)	(8,978)
Net Unrealized Loss on Derivative Financial Instruments	(1,730)	(13,238)
Unrecognized Losses on Benefit Obligations	(592,817)	(637,157)
Accumulated Other Comprehensive Loss	$(590,565)	$(672,415)

Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Raw Materials and Supplies	$85,493	$95,593
Work in Progress	7,277	12,157
Finished Goods	23,425	20,633
Total Inventories	$116,195	$128,383

Restricted Cash and Cash Equivalents

At September 30, 2009, we had restricted cash and cash equivalents totaling $64.1 million, $51.1 million of which was held in restricted foreign accounts, $4.5 million was held in escrow pending final payment on a legal settlement, $3.6 million was held as cash collateral for letters of credit, $4.3 million was held for future decommissioning of facilities, and $0.6 million was held to meet reinsurance reserve requirements of our captive insurance companies.  It is possible that a significant portion of restricted cash at September 30, 2009 will not be released within the next twelve months.

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

The following summarizes the changes in our accrued warranty expense:

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Balance at beginning of period	$120,237	$101,330
Additions and adjustments	16,651	14,482
Charges	(13,984)	(6,174)
Balance at end of period	$122,904	$109,638

Research & Development Expense

Research and development activities are related to development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to cost of operations the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation Systems segment and include costs related to the development of carbon capture and sequestration and our modular and scalable nuclear reactor business, mPower.  For the three months ended September 30, 2009 and 2008, our net research and development expense included in cost of operations totaled approximately $12.8 million and $9.9 million, respectively. For the nine months ended September 30, 2009 and 2008, our net research and development expense totaled approximately $33.9 million and $28.7 million, respectively. We expect to continue significant spending on research and development projects, as we continue development on our carbon capture and sequestration efforts and our commercial nuclear and mPower reactor projects.

Acquisitions

In September 2009, a subsidiary of B&W acquired certain assets of Instrumentation Y Mantenimiento De Caldersa, A.A. for approximately $12.3 million. In connection with this acquisition, we recorded goodwill of approximately $8.5 million, property, plant and equipment of approximately $3.1 million and other current assets of approximately $0.7 million.

In September 2009, we finalized our purchase price allocation for the Nuclear Fuel Services, Inc. acquisition, which we completed on December 31, 2008. The purchase price adjustments included a reduction in goodwill of approximately $16.2 million and an increase in property, plant and equipment of approximately $18.6 million.

Recently Adopted Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws, which are the sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the discussion that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In May 2009, the FASB issued the Topic Subsequent Events. This section of the Codification incorporates specific accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued a revision to the Topic Business Combinations. This revision amends and clarifies the Topic Business Combinations to address subsequent measurement and accounting for, and disclosure of, assets and liabilities arising from contingencies in a business combination.  On January 1, 2009, we adopted the provisions of this update. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued a revision to the Topic Financial Instruments. This revision requires disclosures about fair value of financial instruments in notes to interim financial statements as well as annual financial statements.  The notes to our financial statements were updated for this revision.

In April 2008, the FASB issued a revision to the Topic Intangibles – Goodwill and Other. This revision requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewals or extensions as adjusted for the entity-specific factors in this topic. On January 1, 2009, we adopted this revision.  The adoption of these provisions did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued a revision to the Topic Derivatives and Hedging.  This revision requires enhanced disclosures about derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  On January 1, 2009, we adopted  this revision for our disclosures about derivative instruments and hedging activities. The notes to our financial statements were updated for this revision.

In December 2007, the FASB issued a revision to the Topic Consolidation. This revision establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of any retained  noncontrolling equity investment when a subsidiary is deconsolidated.  It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  On January 1, 2009, we adopted this revision.  Noncontrolling interest has been presented as a separate component of stockholders’ equity for the current reporting period and prior comparative reporting period.

In December 2007, the FASB issued a revision to the Topic Business Combinations. This revision broadens the guidance of this Topic, extending its applicability to all transactions and events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurements and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of business combinations.  On January 1, 2009, we adopted the provisions of this revision. The adoption of these provisions did not have a material impact on our consolidated financial statements.

 Accounting Standards Not Yet Adopted

In June 2009, the FASB issued a revision to the topic Consolidation. This revision expands the scope of this topic and amends guidance for assessing and analyzing variable interest entities. This revision will be effective for fiscal years beginning after November 15, 2009. We do not expect this revision to have a material impact on our consolidated financial statements.

Other than as described above, there have been no material changes to the recent pronouncements discussed in our annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)
	(In thousands)
Service cost	$9,824	$9,105	$29,000	$28,645	$234	$81	$696	$246
Interest cost	40,475	37,856	120,662	115,506	2,169	1,416	6,492	4,259
Expected return on plan assets	(37,334)	(46,859)	(111,259)	(138,479)	(377)	-	(1,130)	-
Amortization of prior service cost	955	517	2,342	2,054	17	18	49	56
Amortization of transition obligation	-	-	-	-	66	71	188	218
Recognized net actuarial loss	23,339	7,193	65,088	25,008	405	363	1,214	1,091
Net periodic benefit cost	$37,259	$7,812	$105,833	$32,734	$2,514	$1,949	$7,509	$5,870

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Other than as noted below, there have been no material changes during the period covered by this Form 10-Q in the status of the legal proceedings disclosed in Note 11 to the consolidated financial statements in Part II of our annual report on Form 10-K for the year ended December 31, 2008.

Investigations and Litigation

With regard to the matter of Donald F. Hall and Mary Ann Hall, et al., v. Babcock & Wilcox Company, et al. (the “Hall Litigation”), the parties entered into the final settlement agreement described in our annual report on Form 10-K for the year ended December 31, 2008 (our “2008 10-K”), and that settlement was approved by the United States District Court for the Western District of Pennsylvania (the “District Court”) in April 2009.  In May 2009, B&W PGG paid approximately $52.5 million pursuant to the terms of the final settlement agreement, which is within the amount we have accrued for these claims. Additionally, B&W PGG and Atlantic Richfield Company (“ARCO”), a former defendant in the Hall Litigation, entered into the final settlement agreement described in our 2008 10-K, relating to B&W PGG’s indemnity action against ARCO for any liability as a result of the Hall Litigation.  The indemnity settlement was also approved by the District Court in April 2009.  B&W PGG and Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc., have retained all insurance rights and are pursuing recovery from American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters (“ANI”) of the amounts paid in settlement of the Hall Litigation in the matter of The Babcock & Wilcox Company et al. v. American Nuclear Insurers et al. (the “ANI Litigation”), which is pending before the Court of Common Pleas of Allegheny County, Pennsylvania.  On September 14, 2009, the Court of Common Pleas held a hearing to determine the legal standard to be applied in determining ANI’s insurance coverage obligations with respect to the settlement of the Hall Litigation.  The Court has not yet issued its ruling.

The three separate purported class action complaints against MII, Bruce W. Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (the Chief Financial Officer of MII) described in our 2008 10-K have been consolidated. In April 2009, our motion to transfer the consolidated cases to the Southern District of Texas was granted. On May 22, 2009, the plaintiffs filed an amended consolidated complaint, which, among other things, added Robert A. Deason (JRMSA’s President and Chief Executive Officer) as a defendant in the proceedings. On July 1, 2009, MII and the other defendants filed a motion to dismiss the complaint. The plaintiffs filed two responses to the motion to dismiss: (1) a motion to convert the motion to dismiss to a motion for summary judgment and granting the plaintiffs leave to conduct discovery, which was filed on July 10, 2009; and (2) an opposition to the motion to dismiss, which was filed on August 3, 2009.  MII and the other defendants filed: (1) a response to the plaintiffs’ motion to convert on July 30, 2009; and (2) a reply in support of the defendants’ motion to dismiss on August 24, 2009.  On August 28, 2009, the Court denied the plaintiffs’ motion to convert, and, on September 4, 2009, the Court advised us that the motion to dismiss has been referred to a magistrate.  We anticipate that the magistrate will make a recommendation to the Court as to whether to grant or deny the motion to dismiss and, thereafter, the Court will rule on the motion to dismiss.

        With regard to the matter of Iroquois Falls Power Corp. v. Jacobs Canada Inc., et al., described in our 2008 10-K, Iroquois Falls Power Corp. (“Iroquois”) filed a notice of appeal of the decision of the Superior Court of Justice which denied the request of Iroquois to amend its complaint and assert new claims against the defendants based on a breach of contractual warranty.   On June 25, 2009, the Court of Appeals for Ontario reversed the decision of the Superior Court sending the case back to the Superior Court for Iroquois to file an amended complaint on those new claims.  On September 21, 2009, we filed a notice to appeal the Court of Appeals’ decision with the Supreme Court of Canada; however, the Court has not scheduled a hearing on the appeal.

         For a detailed description of these and other proceedings, please refer to Note 11 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2008.

Other

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  As of September 30, 2009, we have liquidated damage contingencies of approximately $100 million based on our failure to meet such specified contractual milestone dates, all in our Offshore Oil and Gas Construction segment, of which $14 million has been recorded in our financial statements.  We do not believe any additional claims for these potential liquidated damages are probable of being assessed. The trigger dates for these potential liquidated damages range from June of 2008 to September 30, 2009.  We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for liquidated damages being assessed. However, we may not achieve relief on some or all of the issues.

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

We have designated all of our forward contracts as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of forecasted transactions related to long-term contracts and certain capital expenditures.  We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates.  Ineffective portions of our forward contracts are recorded in other income (expense) – net on our Condensed Consolidated Statements of Income. At September 30, 2009, we had deferred approximately $1.7 million of net losses on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize substantially all of this amount in the next 12 months.

At September 30, 2009, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts. The notional value of our forward contracts totaled $336.0 million at September 30, 2009, with maturities extending to December 2011. These instruments consist primarily of contracts to purchase or sell Euros or Canadian Dollars. The fair value of these contracts totaled $1.5 million, all of which are Level 2 in nature (See Note 5). We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. However, when possible, we enter into International Swaps and Derivative Association, Inc. agreements with our hedge counterparties to mitigate this risk.  We also attempt to mitigate this risk by using major financial institutions with high credit ratings and limit our exposure to hedge counterparties based on their credit ratings.  The counterparties to all of our derivative financial instruments are financial institutions included in our credit facilities described in Note 6 to the consolidated financial statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2008. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under these facilities.

The following tables summarize our derivative financial instruments at September 30, 2009 (unaudited):

	Asset Derivatives September 30, 2009		Liability Derivatives September 30, 2009
	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
	(Unaudited) (In thousands)
Derivatives designated as hedging instruments:
Foreign-exchange contracts	Accounts receivable-other	$7,552	Accounts payable	$6,365

Derivatives not designated as hedging instruments:
Foreign-exchange contracts	Accounts receivable-other	$920	Accounts payable	$593

The Effect of Derivative Instruments on the Statements of Financial Performance September 30, 2009 (Unaudited) (In thousands)
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain (loss) recognized in other comprehensive income	$10,454	$16,061

Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion
Location
Revenues	$507	$293
Cost of operations	$1,000	$2,194
Other – net	$(95)	$143

Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other – net	$671	$(921)

Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Gain (loss) recognized in income:
Location
Other – net	$375	$(5,972)

NOTE 5 – FAIR VALUE MEASUREMENTS

The following is a summary of our available-for-sale securities measured at fair value at September 30, 2009 (in thousands) (unaudited):
	9/30/09	Level 1	Level 2	Level 3
Mutual funds	$4,778	$-	$4,778	$-
Certificates of deposit	2,524	-	2,524	-
U.S. Government and agency securities	171,863	156,963	14,900	-
Asset-backed securities and collateralized mortgage obligations	10,214	-	3,076	7,138
Corporate notes and bonds	52,545	-	52,545	-
Total	$241,924	$156,963	$77,823	$7,138

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2008 (in thousands) (unaudited):
	12/31/08	Level 1	Level 2	Level 3
Mutual funds	$4,253	$-	$4,253	$-
Commercial paper	19,080	-	19,080	-
Certificates of deposit	36,014	-	36,014	-
U.S. Government and agency securities	285,420	242,204	43,216	-
Foreign government bonds	5,000	-	5,000	-
Asset-backed securities and collateralized mortgage obligations	11,375	-	3,919	7,456
Corporate notes and bonds	52,545	-	89,543	-
Total	$450,685	$242,204	$201,025	$7,456

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the period ended September 30, 2009 (in thousands):

Balance, beginning of the year	$7,456
Total realized and unrealized gains (losses):
Included in other income (expense)	(1)
Included in other comprehensive income	1,476
Purchases, issuances and settlements	-
Principal repayments	(1,793)
Balance, end of period	$7,138

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

The estimated fair values of our financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)

Balance Sheet Instruments
Cash and cash equivalents	$784,463	$784,463	$586,649	$586,649
Restricted cash and cash equivalents	$64,050	$64,050	$50,536	$50,536
Investments	$241,924	$241,924	$450,685	$450,685
Debt	$11,116	$11,299	$15,130	$15,221
Forward contracts	$1,514	$1,514	$(26,291)	$(26,291)

NOTE 6 – STOCK-BASED COMPENSATION

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Compensation	Tax	Net
	Expense	Benefit	Impact
	(Unaudited)
	(In thousands)

	Three Months Ended September 30, 2009
Stock Options	$900	$(303)	$597
Restricted Stock	1,160	(370)	790
Performance Shares	3,945	(1,309)	2,636
Performance and Deferred Stock Units	2,469	(817)	1,652
Total	$8,474	$(2,799)	$5,675

	Three Months Ended September 30, 2008
Stock Options	$14	$(5)	$9
Restricted Stock	1,127	(305)	822
Performance Shares	8,084	(2,578)	5,506
Performance and Deferred Stock Units	(37)	14	(23)
Total	$9,188	$(2,874)	$6,314

	Nine Months Ended September 30, 2009
Stock Options	$1,959	$(658)	$1,301
Restricted Stock	4,538	(1,098)	3,440
Performance Shares	15,341	(5,203)	10,138
Performance and Deferred Stock Units	6,347	(2,106)	4,241
Total	$28,185	$(9,065)	$19,120

	Nine Months Ended September 30, 2008
Stock Options	$780	$(239)	$541
Restricted Stock	3,343	(691)	2,652
Performance Shares	26,429	(8,488)	17,941
Performance and Deferred Stock Units	3,060	(1,006)	2,054
Total	$33,612	$(10,424)	$23,188

NOTE 7 – SEGMENT REPORTING

An analysis of our operations by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands)

REVENUES:
Offshore Oil and Gas Construction	$1,026,700	$814,701	$2,567,924	$2,332,918
Government Operations	259,752	222,434	778,254	638,792
Power Generation Systems	389,638	630,955	1,389,802	1,945,324
Adjustments and Eliminations(1)	(412)	(3,239)	(2,040)	(9,111)
	$1,675,678	$1,664,851	$4,733,940	$4,907,923

(1) Segment revenues are net of the following intersegment transfers and other adjustments:
Offshore Oil and Gas Construction Transfers	$19	$3,007	$693	$8,400
Government Operations Transfers	393	232	1,347	656
Power Generation Systems Transfers	-	-	-	55
	$412	$3,239	$2,040	$9,111

OPERATING INCOME:
Segment Operating Income:
Offshore Oil and Gas Construction	$107,001	$(18,655)	$221,209	$132,187
Government Operations	10,818	26,585	96,689	87,491
Power Generation Systems	29,980	78,998	128,818	249,498
	$147,799	$86,928	$446,716	$469,176

Gains (Losses) on Asset Disposals – Net:
Offshore Oil and Gas Construction	$120	$(110)	$953	$1,732
Government Operations	(101)	-	(101)	-
Power Generation Systems	(342)	(25)	(300)	9,593
	$(323)	$(135)	$552	$11,325

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(596)	$(921)	$(2,797)	$(2,671)
Government Operations	9,081	7,966	26,435	27,513
Power Generation Systems	4,565	5,476	7,709	7,601
	$13,050	$12,521	$31,347	$32,443

Segment Income:
Offshore Oil and Gas Construction	$106,525	$(19,686)	$219,365	$131,248
Government Operations	19,798	34,551	123,023	115,004
Power Generation Systems	34,203	84,449	136,227	266,692
	160,526	99,314	478,615	512,944
Corporate	(15,732)	(7,341)	(54,875)	(32,735)
Total Operating Income	$144,794	$91,973	$423,740	$480,209

NOTE 8 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except share and per share amounts)

Basic:

Net income for basic computation	$118,107	$85,571	$288,354	$386,300

Weighted average common shares	229,989,368	227,440,858	229,192,531	226,645,175

Basic earnings per common share	$0.51	$0.38	$1.26	$1.70

Diluted:

Net income for diluted computation	$118,107	$85,571	$288,354	$386,300

Weighted average common shares (basic)	229,989,368	227,440,858	229,192,531	226,645,175
Effect of dilutive securities:
Stock options, restricted stock and performance shares	4,325,251	3,022,793	4,143,074	3,683,248
Adjusted weighted average common shares and assumed exercises of stock options and vesting of stock awards	234,314,619	230,463,651	233,335,605	230,328,423

Diluted earnings per common share	$0.50	$0.37	$1.24	$1.68

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

•	general economic and business conditions and industry trends;
•	general developments in the industries in which we are involved;
•	decisions about offshore developments to be made by oil and gas companies;
•	decisions on spending by the U.S. Government and electric power generating companies;
•	the highly competitive nature of most of our businesses;
•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;
•	our ability to perform projects in our Offshore Oil and Gas Construction segment on time, in accordance with the schedules established by the applicable contracts with customers;
•	changes in legislation and regulations which impact the ability of inverted companies and their subsidiaries to obtain contracts from the U.S. Government;
•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;
•	volatility and uncertainty of the credit markets;
•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;
•	the unfunded liabilities of our pension plans may negatively impact our liquidity and, depending upon future operations, our ability to fund our pension obligations may be impacted;
•	the continued availability of qualified personnel;
•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;
•	changes in, or our failure or inability to comply with, government regulations;
•	adverse outcomes from legal and regulatory proceedings;
•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;
•	changes in, and liabilities relating to, existing or future environmental regulatory matters;
•	rapid technological changes;
•	the realization of deferred tax assets, including through a reorganization we completed in December 2006;
•	the consequences of significant changes in interest rates and currency exchange rates;
•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;
•	the risks associated with integrating businesses we acquire;
•	the risk we might not be successful in updating and replacing current key financial and human resources legacy systems with enterprise systems;
•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East and Asia Pacific and the former Soviet Union;
•	the possibilities of war, other armed conflicts or terrorist attacks;
•	the affects of asserted and unasserted claims;
•	our ability to obtain surety bonds, letters of credit and financing;
•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;
•	the aggregated risks retained in our insurance captives; and
•	the impact of the loss of certain insurance rights as part of the Chapter 11 bankruptcy settlement.

We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed many of these factors in more detail elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2008.  These factors are not necessarily all the factors that could affect us.  Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements.  We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations.  We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements

GENERAL

Capital Intensive Business Segments

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

Accounting for Contracts

As of September 30, 2009, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows.

 Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  As of September 30, 2009, we have liquidated damage contingencies of approximately $100 million based on our failure to meet such specified contractual milestone dates, all in our Offshore Oil and Gas Construction segment, of which $14 million has been recorded in our financial statements.  We do not believe any additional claims for these potential liquidated damages are probable of being assessed. The trigger dates for these potential liquidated damages range from June of 2008 to September 30, 2009.  We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for liquidated damages being assessed. However, we may not achieve relief on some or all of the issues.

Regulation of Inverted Companies

As a result of our reorganization we completed in 1982 through a transaction commonly referred to as an “inversion,” the parent company of our group of companies is McDermott International, Inc. (“MII”), a corporation organized under the laws of the Republic of Panama. Certain prior and current U.S. legislative proposals and enactments have sought to prohibit the U.S. Government from contracting with so-called “inverted” companies and their subsidiaries in connection with various government operations. To date, such legislative actions have not adversely affected our U.S. Government contract work, although there can be no assurance that this would continue to be the case.

Additionally, on July 1, 2009, the Civilian Agency Acquisition Council and the Defense Acquisition Regulations Council (the “FAR Councils”), acting under the U.S. Federal Acquisition Regulation (the “FAR”), adopted interim rules, with an immediate effective date, that established contracting procedures to implement a mandate in the Omnibus Appropriations Act, 2009, that generally prohibits federal agencies from awarding new contracts to inverted companies and their subsidiaries with U.S. federal appropriated funds for fiscal year 2009 and certain prior fiscal years.  The current version of the proposed U.S. federal appropriations legislation for 2010 contains restrictions on contracting with inverted companies similar to those in the 2009 Omnibus Appropriations Act.  The public comment period for the interim rules under the FAR ended on August 31, 2009.  As of the date of this report, it is uncertain as to when the FAR councils will adopt final rules and whether and the extent to which the final rules may differ from the interim rules.  We believe the interim rules do not have any impact on any of our existing contracts, and we believe that they should not impact our ability to enter into subcontracts relating to any government projects.  The interim rules are not clear as to how joint ventures are impacted, including those in which we are the majority or controlling owner.

The impact that the adoption of the interim rules under the FAR will have on our ability to pursue new contract awards, directly or indirectly, with the U.S. Government and its agencies is unclear. Additionally, the form in which, or the scope of, any final rules under the FAR or any other rules or regulations governing U.S. federal contracts using appropriated funds that may be adopted, or any potential future legislation impacting such rules and regulations, is also unclear. We are taking steps to determine what actions may be appropriate to mitigate any adverse impact. These steps could include, in addition to seeking, to the extent available, any appropriate waivers under the rules, one or more transactions that would result in significant changes to our corporate organization and structure. Depending on the application of the interim rules and the actual provisions of the anticipated final rules and regulations, we may not be able to mitigate, fully or partially, any material adverse impact from the adoption of such rules or regulations. We derive a substantial amount of our revenues and profits from services provided to the U.S. Government, mainly through our Government Operations segment, and any exclusion from pursuing future U.S. Government contract work could have a material adverse effect on our financial condition, results of operations or cash flows.

Taxation of Inverted Companies

As a result of our reorganization in 1982 discussed above, MII is the parent company of our group of companies. Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S. but operate in the U.S. through one or more subsidiaries have repeatedly been introduced in the U.S. Congress. Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident for U.S. tax purposes. It is possible that, if legislation is enacted in this area, we could be subject to a substantial increase in our corporate income taxes and, consequently, decrease our future net income and increase our future cash outlays for taxes. Although we are unable to predict the form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments, such laws or regulations could have a material adverse effect on our financial condition, results of operations or cash flows.

Offshore Oil and Gas Construction Segment

Our Offshore Oil and Gas Construction segment’s activity depends mainly on the capital expenditures for offshore construction services of oil and gas companies and on foreign governments for construction of development projects in the regions in which we operate.  This segment’s operations are generally capital intensive, and a number of factors influence its activities, including:
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

Research and Development

Research and development activities are related to development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to cost of operations the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation Systems segment and include costs related to the development of carbon capture and sequestration and our modular and scalable nuclear reactor business, mPower.  For the three months ended September 30, 2009 and 2008, our net research and development expense included in cost of operations totaled approximately $12.8 million and $9.9 million, respectively. For the nine months ended September 30, 2009 and 2008, our net research and development expense totaled approximately $33.9 million and $28.7 million, respectively. We expect to continue significant spending on research and development projects, as we continue development on our carbon capture sequestration efforts and our commercial nuclear and mPower reactor projects.

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to these policies during the nine months ended September 30, 2009, except as disclosed in Note 1 of the notes to condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2009 VS. THREE MONTHS ENDED SEPTEMBER 30, 2008

McDermott International, Inc. (Consolidated)

Revenues increased approximately 1%, or $10.8 million, to $1,675.7 million in the three months ended September 30, 2009 compared to $1,664.9 million for the corresponding period of 2008. In the third quarter of 2009, as compared to the third quarter of 2008, our Offshore Oil and Gas Construction segment experienced a $212.0 million, or 26%, increase in revenues and our Government Operations segment experienced a $37.4 million or 17% increase in revenues. These increases were partially offset by our Power Generation Systems segment which experienced a $241.4 million, or 38%, reduction in its revenues, primarily due to a decrease in its utility steam and system fabrication business revenues.

Segment operating income increased $60.9 million to $147.8 million in the three months ended September 30, 2009 from $86.9 million for the corresponding period of 2008. The segment operating income of our Offshore Oil and Gas Construction segment increased $125.7 million in the three months ended September 30, 2009 as compared to the third quarter of 2008, primarily attributable to improved project performance in our Middle East region. The segment operating income of our Government Operations and Power Generation Systems segments decreased by $15.8 million and $49.0 million, respectively, in the three months ended September 30, 2009 compared to the corresponding period in 2008. We experienced a significant increase in our pension plan expense in the three months ended September 30, 2009 compared to the corresponding period in 2008 totaling approximately $29.4 million. This increase was primarily attributable to amortization of losses on pension plan assets experienced in the year ended 2008.

For purpose of this discussion and the discussions that follow, segment operating income is before equity in income (loss) of investees and gains (losses) on asset disposals - net.

Offshore Oil and Gas Construction

Revenues increased 26%, or $212.0 million, to $1,026.7 million in the three months ended September 30, 2009 compared to $814.7 million in the corresponding period of 2008, primarily attributable to increases in our Middle East ($306.8 million) and Caspian ($42.5 million) regions, partially offset by decreases in our Asia Pacific ($76.3 million) and Americas ($20.9 million) regions.

Segment operating income increased $125.7 million from a loss of $18.7 million in the three months ended September 30, 2008 to income of $107.0 million in the three months ended September 30, 2009, primarily attributable to improvements in project performance in our Middle East region. In the three months ended September 30, 2008, we recognized approximately $90.0 million of contract losses on the expected costs to complete various projects primarily in our Middle East region. In the three months ended September 30, 2009 we also experienced increased segment operating income from our Asia Pacific region as a result of project improvements and increased segment operating income from our Caspian region, partially offset by a decrease in segment operating income from our Americas region.  In addition, we realized benefits from project close-outs totaling approximately $14.0 million in the three months ended September 30, 2009 compared to approximately $16.0 million in the corresponding period of 2008.

Government Operations

Revenues increased approximately 17%, or $37.4 million, to $259.8 million in the three months ended September 30, 2009 compared to $222.4 million for the corresponding period of 2008, primarily attributable to our acquisition of Nuclear Fuel Services, Inc. (“NFS”) ($32.9 million) and additional volume in the manufacture of nuclear components of certain U.S. Government programs and recovery work. These improvements were partially offset by lower volumes in the manufacture of components for a commercial uranium enrichment project ($10.4 million) and lower volumes in engineering and laboratory services. Additionally, we experienced lower revenues from our management and operating contracts at several government sites.

Segment operating income decreased $15.8 million to $10.8 million in the three months ended September 30, 2009 compared to $26.6 million for the corresponding period of 2008, primarily attributable to losses incurred at NFS due to production delays and poor productivity with respect to its downblending contracts. We also experienced increased pension expense in the three months ended September 30, 2009 compared to the corresponding period of 2008.  In addition, we experienced lower volumes related to a commercial uranium enrichment project and lower margins from our management and operating contracts at several government sites.  These decreases were partially offset by additional volumes in the manufacture of nuclear components for certain U.S. Government programs and recovery work.

Equity income of investees increased $1.1 million to $9.1 million in the three months ended September 30, 2009 compared to $8.0 million in the corresponding period of 2008, primarily attributable to decreases in expenses and higher fees earned at two of our sites in Tennessee, partially offset by lower fees earned from a contract in Idaho.

Power Generation Systems

Revenues decreased approximately 38%, or $241.4 million, to $389.6 million in the three months ended September 30, 2009, compared to $631.0 million in the corresponding period of 2008, primarily attributable to decreased revenues from our utility steam and system fabrication business ($160.1 million), fabrication, repair and retrofit of existing facilities business ($53.2 million), replacement parts business ($10.0 million), boiler auxiliary equipment business ($9.8 million), industrial boilers business ($6.8 million), and  nuclear service business ($6.2 million).

Segment operating income decreased $49.0 million to $30.0 million in the three months ended September 30, 2009 compared to $79.0 million in the corresponding period of 2008, primarily attributable to lower volumes in our utility steam and system fabrication business, fabrication, repair and retrofit of existing facilities business, replacement parts business, and industrial boilers business, combined with lower margins in our nuclear service business.  We also experienced higher pension  expense in the three months ended September 30, 2009 compared to the corresponding period in 2008. These decreases were partially offset by profit increases attributable to improved margins in our operations and maintenance business.

Equity in income of investees decreased $0.9 million to $4.6 million in the three months ended September 30, 2009 from $5.5 million in the corresponding period of 2008, primarily attributable to our joint venture in China.

Corporate

Unallocated Corporate expenses increased $8.4 million to $15.7 million in the three months ended September 30, 2009, as compared to $7.3 million for the corresponding period of 2008, primarily attributable to increased pension expense attributable to amortization of losses on pension plan assets experienced in the year ended 2008, and higher compensation expenses. We also experienced an increase in information technology expenses in the three months ended September 30, 2009 compared to the corresponding period of 2008. These increases were partially offset by improvements in our captive insurers attributable primarily to favorable results from our actuarially determined workmen’s compensation liabilities.

Other Income Statement Items

Interest income (expense) - net decreased $3.0 million to $2.2 million of income in the three months ended September 30, 2009, primarily due to lower average interest rates on our investments, and an increase in interest expense attributable to borrowings and amortization of fees under our credit facilities. These decreases were partially offset by an increase in capitalized interest.

Other income (expense) – net decreased  by $6.0 million to expense of $3.1 million in the three months ended September 30, 2009 from income of $2.9 million for the corresponding period of 2008, primarily due to higher currency translation exchange losses incurred in the third quarter of 2009.

Provision for Income Taxes

For the three months ended September 30, 2009, the provision for income taxes increased $9.5 million to $23.8 million, while income before provision for income taxes increased $43.7 million to $143.8 million.  Our effective tax rate for the three months ended September 30, 2009 was approximately 16.5%, as compared to 14.3% for the three months ended September 30, 2008.  The 2008 quarter included $45 million of additional tax assets and benefits resulting primarily from the release of state tax valuations and audit activity offset by losses in certain non-U.S. tax jurisdictions that had no corresponding tax benefit.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the three months ended September 30,
	2009	2008	2009	2008	2009	2008
	(In thousands)		(In thousands)

United States	$4,463	$99,139	$3,035	$(2,980)	68.00%	(3.01%)
Non-United States	139,383	930	20,758	17,251	14.89%	1854.95%

Total	$143,846	$100,069	$23,793	$14,271	16.54%	14.26%

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

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2009 vs. NINE MONTHS ENDED SEPTEMBER 30, 2008

McDermott International, Inc. (Consolidated)

Revenues decreased approximately 3.5%, or $174.0 million, to $4,733.9 million in the nine months ended

September 30, 2009 compared to $4,907.9 million for the corresponding period of 2008. Our Power Generation Systems segment experienced a 28.6%, or $555.5 million, reduction in its revenues for the nine months ended September 30, 2009 compared to 2008 attributable primarily to decreased revenues from its utility steam and system fabrication business.  Our Offshore Oil and Gas Construction and Government Operations segments generated increases in revenues totaling $235.0 million and $139.5 million, respectively, in the nine months ended September 30, 2009 compared to the corresponding period of 2008. The increase in revenues from our Offshore Oil and Gas Construction segment was primarily attributable to projects in our Middle East region. The increase in revenues from our Government Operations segment was primarily attributable to the acquisition of NFS.

Segment operating income decreased $22.5 million to $446.7 million in the nine months ended September 30, 2009 from $469.2 million for the corresponding period of 2008. The segment operating income of our Power Generation Systems segment decreased $120.7 million in the nine months ended September 30, 2009, as compared to the corresponding period in 2008, primarily attributable to decreased segment operating income from  its utility steam and system fabrication business.  These decreases were partially offset by $9.2 million and $89.0 million increases in the segment operating income of our Government Operations and Offshore Oil and Gas Construction segments, respectively, in the nine months ended September 30, 2009, as compared to the corresponding period in 2008. We experienced a significant increase in our pension plan expense in the nine months ended September 30, 2009 compared to the corresponding period of 2008 totaling approximately $73.1 million. This increase was primarily attributable to amortization of losses on pension plan assets experienced in the year ended 2008.

Offshore Oil and Gas Construction

Revenues increased 10%, or $235.0 million, to $2,567.9 million in the nine months ended September 30, 2009 compared to $2,332.9 million in the corresponding period of 2008, primarily attributable to increases from our Middle East region ($527.0 million).  This increase was partially offset by decreases from our Asia Pacific ($99.6 million), Caspian ($84.9 million) and Americas ($48.7 million) regions.

Segment operating income increased $89.0 million to $221.2 million in the nine months ended September 30, 2009 from $132.2 million in the corresponding period of 2008  primarily attributable to improvements in project performance in our Middle East region. In the nine months ended September 30, 2008, we recognized approximately $90.0 million of contract losses related to the expected costs to complete various projects, primarily in our Middle East region. In addition, we experienced an increase in segment operating income from our Asia Pacific region as a result of project improvements and an increase in segment operating income from our Americas region from project close-outs and change orders, partially offset by a decrease in segment operating income from our Caspian region.  We realized benefits from project close-outs totaling approximately $50.0 million in the nine months ended September 30, 2009 compared to approximately $38.0 million in the corresponding period of 2008.  We also experienced a reduction in selling, general and administrative expenses totaling $5.1 million in the nine months ended September 30, 2009 compared to the corresponding period of 2008.

Government Operations

Revenues increased  21.8%, or $139.5 million, to $778.3 million in the nine months ended September 30, 2009 compared to $638.8 million for the corresponding period of 2008, primarily attributable to our acquisition of NFS ($120 million) and additional volumes in the manufacture of nuclear components of certain U.S. Government programs and recovery work. These improvements were partially offset by lower volumes in the manufacture of components for a commercial uranium enrichment project, engineering and laboratory services and lower revenues from our management and operating contracts at several government sites.

Segment operating income increased $9.2 million to $96.7 million in the nine months ended September 30, 2009 compared to $87.5 million for the corresponding period of 2008, primarily attributable to our acquisition of NFS and additional volumes in the manufacture of nuclear components of certain U.S. Government programs and recovery work.  These improvements were partially offset by increased pension expense, lower revenues from our management and operating contracts at several government sites and lower volumes related to a commercial uranium enrichment project.

Equity income of investees decreased $1.1 million to $26.4 million in the nine months ended September 30, 2009 compared to $27.5 million in the corresponding period of 2008, primarily attributable to cost savings incentives earned in 2008 for a site in Louisiana, and lower fees earned from a site in Idaho. These decreases were partially offset by increased fees earned at sites in Tennessee and Idaho.

Power Generation Systems

Revenues decreased approximately 29%, or $555.5 million, to $1,389.8 million for the nine months ended September 30, 2009 compared to $1,945.3 million for the corresponding period of 2008, primarily attributable to decreased revenues from our utility steam and system fabrication business ($401.9  million), fabrication, repair and retrofit of existing facilities business ($106.1 million), replacement parts business ($21.3 million), nuclear steam generators business ($18.2 million), and industrial boiler business ($9.8 million).

Segment operating income decreased $120.7 million to $128.8 million for the nine months ended September 30, 2009 compared to $249.5 million for the corresponding period of 2008, primarily attributable to lower volumes in our utility steam and system fabrication business and our fabrication, repair and retrofit of existing facilities business. In addition we experienced lower margins and volumes in our replacement parts and nuclear steam generator businesses, and lower margins in nuclear service and industrial boilers business.  We also experienced higher pension expense in the nine months ended September 30, 2009. These decreases were partially offset by improved margins in our operations and maintenance business.

Gains (losses) on asset disposals - net decreased by $9.9 million from the corresponding period of 2008.The prior year included a gain on the sale of our Dumbarton, Scotland facilities.

Corporate

Unallocated corporate expenses increased $22.2 million to $54.9 million in the nine months ended September 30, 2009, as compared to $32.7 million for the corresponding period of 2008, primarily attributable to increased pension expense from the amortization of losses on pension plan assets experienced in the year ended 2008, and higher compensation expenses. We also experienced an increase in information technology expenses in the nine months ended September 30, 2009 compared to the corresponding period of 2008.  These increases were partially offset by improvements in our captive insurers, attributable primarily to favorable results from our actuarially determined workmen’s compensation liabilities.

Other Income Statement Items

Interest income (expense) - net decreased $14.8 million to $9.0 million of income in the nine months ended September 30, 2009, primarily due to reduced cash and investment balances and lower average interest rates on our investments, and an increase in interest expense attributable to borrowings and amortization of fees under our credit facilities. These decreases were partially offset by an increase in capitalized interest.

Other income (expense) - net increased  by $24.9 million to expense of $24.1 million in the nine months ended September 30, 2009 from income of $0.8 million for the corresponding period of 2008, primarily due to higher currency exchange losses incurred in 2009.

Provision for Income Taxes

For the nine months ended September 30, 2009, the provision for income taxes decreased $6.0 million to $112.3 million, while income before provision for income taxes decreased $96.2 million to $408.7 million.  Our effective tax rate for the nine months ended September 30, 2009 was approximately 27.5%, as compared to 23.4% for the nine months ended September 30, 2008.  In the nine months ended September 30, 2008, we recognized certain tax assets and benefits totaling approximately $55 million from the release of state valuation allowances and as a result of audit activity offset by losses in certain non-U.S. tax jurisdictions that had no corresponding tax benefit.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions are as shown below:

	Income before Provision for Income Taxes		Provision for Income Taxes		Effective Tax Rate
	For the nine months ended September 30,
	2009	2008	2009	2008	2009	2008
	(In thousands)		(In thousands)

United States	$134,017	$281,105	$57,876	$59,369	43.19%	21.12%
Non-United States	274,648	223,744	54,440	58,884	19.82%	26.32%

Total	$408,665	$504,849	$112,316	$118,253	27.48%	23.42%

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

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In millions)
Offshore Oil and Gas Construction	$3,943	$4,457
Government Operations	2,539	2,883
Power Generation Systems	2,062	2,476

Total Backlog	$8,544	$9,816

Of the September 30, 2009 backlog, we expect to recognize revenues as follows:

	2009	2010	Thereafter
	(Unaudited)
	(In approximate millions)
Offshore Oil and Gas Construction	$810	$2,145	$988
Government Operations	230	800	1,509
Power Generation Systems	400	840	822

Total Backlog	$1,440	$3,785	$3,319

At September 30, 2009, the Offshore Oil and Gas Construction backlog included approximately $333 million related to contracts in or near loss positions, which are estimated to recognize future revenues with approximately zero percent gross margins.  In the three months ended September 30, 2009 we recognized approximately $306 million in revenues related to these contracts. It is possible that our estimates of gross profit could increase or decrease based on improved productivity, actual downtime and the resolution of change orders and claims with our customers.

At September 30, 2009, Government Operations' backlog with the U.S. Government was $2.5 billion, which was substantially fully funded. Approximately $4.4 million had not been funded as of September 30, 2009.

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

At September 30, 2009, Power Generation Systems’ backlog with the U.S. Government was $5.1 million, all of which was fully funded.

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

The JRMSA Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures.  At September 30, 2009, JRMSA was in compliance with all of the covenants set forth in the JRMSA Credit Facility.

While there were no borrowings outstanding as of September 30, 2009, we borrowed under the JRMSA Credit Facility for working capital purposes during the quarter ended September 30, 2009.  We expect to access the JRMSA Credit Facility for similar borrowings, as needed, in the future. As of September 30, 2009, letters of credit issued under the JRMSA Credit Facility totaled $214.0 million, and there was a total of $586.0 million available for borrowings or to meet letter of credit requirements. Borrowings under this facility during the September 30, 2009 quarter had an applicable average interest rate of approximately 3.75% per year.  In addition, JRMSA and its subsidiaries had $292.9 million in outstanding unsecured letters of credit under separate arrangements with financial institutions at September 30, 2009.

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA.  As of September 30, 2009, bonds issued under this arrangement totaled $7.7 million.

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

The BWXT Credit Facility contains customary financial and nonfinancial covenants and reporting requirements.  The financial covenants require maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio within our Government Operations segment.  At September 30, 2009, BWXT was in compliance with all of the covenants set forth in the BWXT Credit Facility.

The BWXT Credit Facility only requires interest payments on a quarterly basis until maturity.  Amounts outstanding under the BWXT Credit Facility may be prepaid at any time without penalty.

At September 30, 2009, there were no borrowings outstanding, but letters of credit issued under the BWXT Credit Facility totaled $54.2 million.  At September 30, 2009, there was $80.8 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at September 30, 2009 would have been 3.50% per year.

At September 30, 2009, Nuclear Fuel Services, Inc., a subsidiary of BWXT, had $3.8 million in letters of credit issued by various commercial banks on its behalf.  The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

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

The B&W PGG Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio within our Power Generation Systems segment and covenants that, among other things, restrict the ability of this segment to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. At September 30, 2009, B&W PGG was in compliance with all of the covenants set forth in the B&W PGG Credit Facility.

As of September 30, 2009, there were no outstanding borrowings but letters of credit issued under the B&W PGG Credit Facility totaled $190.7 million.  At September 30, 2009, there was $209.3 million available for borrowings or to meet letter of credit requirements under the B&W PGG Credit Facility.  If there had been borrowings under this facility, the applicable interest rate at September 30, 2009 would have been 3.25% per year.

Certain foreign subsidiaries of B&W PGG have credit arrangements with various commercial banks for the issuance of bank guarantees.  The aggregate value of all such bank guarantees as of September 30, 2009 was $17.4 million.

MII, B&W PGG and McDermott Holdings, Inc. have jointly executed certain general agreements of indemnity in favor of surety underwriters relating to surety bonds issued in support of B&W PGG’s contracting activity.  As of September 30, 2009, bonds issued under these arrangements in support of contracts totaled approximately $81.5 million.  Any claim successfully asserted against a surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and McDermott Holdings, Inc. under the indemnity agreements.

Based on the liquidity position of our Power Generation Systems segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Other

In aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments increased by $2.5 million to $1,090.4 million at September 30, 2009 from $1,087.9 million at December 31, 2008, primarily due to cash provided by operating activities.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, improved by $145.8 million to a negative $482.7 million at September 30, 2009 from a negative $628.5 million at December 31, 2008, primarily due to the increase in the net amount of contracts in progress and advance billings on contracts,  partially offset by a decrease in short term investments and accounts receivable.

Our net cash provided by (used in) operations improved by $304.5 million to net cash provided by operations of $197.4 million in the nine months ended September 30, 2009 from net cash used in operations of $107.1 million for the nine months ended September 30, 2008. This change was primarily attributable to net improvements in our contracts in progress and advance billings on contracts, and a decrease in cash used in our pension, postretirement and employee benefit obligations.

Our net cash used in investing activities decreased by $284.1 million to $3.7 million in the nine months ended September 30, 2009 from $287.8 million in the nine months ended September 30, 2008. This change was primarily attributable to a net increase in available-for-sale securities during the nine months ended September 30, 2009.

Our net cash provided by (used in) financing activities changed by $17.1 million to net cash used in financing activities of $6.0 million in the nine months ended September 30, 2009 from net cash provided by financing activities of $11.1 million in the nine months ended September 30, 2008, primarily due to lower excess tax benefits related to stock-based compensation, and issuance of common stock.

At September 30, 2009, we had restricted cash and cash equivalents totaling $64.1 million, $51.1 million of which was held in restricted foreign accounts, $4.5 million was held in escrow pending final payment on a legal settlement, $3.6 million was held as cash collateral for letters of credit, $4.3 million was held for future decommissioning of facilities, and $0.6 million was held to meet reinsurance reserve requirements of our captive insurance companies.  It is possible that a significant portion of restricted cash at September 30, 2009 will not be released within the next twelve months

At September 30, 2009, we had investments with a fair value of $241.9 million.  Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments.  As of September 30, 2009, we had pledged approximately $33.3 million fair value of these investments in connection with certain reinsurance agreements.

Our investments are classified as available for sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized loss on investments was in an unrealized loss position totaling $7.8 million at September 30, 2009. At December 31, 2008, we had unrealized losses on our investments totaling $9.0 million. The major components of our investments in an unrealized loss position are corporate bonds, asset-backed obligations and commercial paper. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at September 30, 2009.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the

 “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission,  and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 3 to our unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

Recent U.S. regulation may adversely affect our ability to contract with the U.S. Government

As a result of our reorganization we completed in 1982 through a transaction commonly referred to as an “inversion,” the parent company of our group of companies, is McDermott International, Inc. (“MII”), a corporation organized under the laws of the Republic of Panama.  Certain prior and current U.S. legislative proposals and enactments have sought to prohibit the U.S. Government from contracting with so-called “inverted” companies and their subsidiaries in connection with various government operations. To date, such legislative actions have not adversely affected our U.S. Government contract work, although there can be no assurance that this would continue to be the case.

Additionally, on July 1, 2009, the Civilian Agency Acquisition Council and the Defense Acquisition Regulations Council (the “FAR Councils”), acting under the U.S. Federal Acquisition Regulation (the “FAR”), adopted interim rules, with an immediate effective date, that established contracting procedures to implement a mandate in the Omnibus Appropriations Act, 2009, that generally prohibits federal agencies from awarding new contracts to inverted companies and their subsidiaries with U.S. federal appropriated funds for fiscal year 2009 and certain prior fiscal years.  The current version of the proposed U.S. federal appropriations legislation for 2010 contains restrictions on contracting with inverted companies similar to those in the 2009 Omnibus Appropriations Act.  The public comment period for the interim rules under the FAR ended on August 31, 2009.  As of the date of this report, it is uncertain as to when the FAR councils will adopt final rules and whether and the extent to which the final rules may differ from the interim rules.  We believe the interim rules do not have any impact on any of our existing contracts, and we believe that they should not impact our ability to enter into subcontracts relating to any government projects.  The interim rules are not clear as to how joint ventures are impacted, including those in which we are the majority or controlling owner.

The impact that the adoption of the interim rules under the FAR will have on our ability to pursue new contract awards, directly or indirectly, with the U.S. Government and its agencies is unclear. Additionally, the form in which, or the scope of, any final rules under the FAR or any other rules or regulations governing U.S. federal contracts using appropriated funds that may be adopted, or any potential future legislation impacting such rules and regulations, is also unclear. We are taking steps to determine what actions may be appropriate to mitigate any adverse impact. These steps could include, in addition to seeking, to the extent available, any appropriate waivers under the rules, one or more transactions that would result in significant changes to our corporate organization and structure. Depending on the application of the interim rules and the actual provisions of the anticipated final rules and regulations, we may not be able to mitigate, fully or partially, any material adverse impact from the adoption of such rules or regulations. We derive a substantial amount of our revenues and profits from services provided to the U.S. Government, mainly through our Government Operations segment, and any exclusion from pursuing future U.S. Government contract work could have a material adverse effect on our financial condition, results of operations or cash flows.

A change in tax laws could have a material adverse effect on us by substantially increasing our corporate income taxes and, consequently, decreasing our future net income and increasing our future cash outlays for taxes

As a result of our reorganization in 1982 discussed above, MII is the parent company of our group of companies. Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S. but operate in the U.S. through one or more subsidiaries have repeatedly been introduced in the U.S. Congress. Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident for U.S. tax purposes. It is possible that, if legislation is enacted in this area, we could be subject to a substantial increase in our corporate income taxes and, consequently, decrease our future net income and increase our future cash outlays for taxes. Although we are unable to predict the form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments, such laws or regulations could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our purchases of equity securities during the quarter ended September 30, 2009, all of which involved repurchases of restricted shares of MII common stock pursuant to the provisions of employee benefit plans that permit the repurchase of restricted shares to satisfy statutory tax withholding obligations associated with the lapse of restrictions applicable to those shares:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1, 2009 – July 31, 2009	81	$20.50	not applicable	not applicable
August 1, 2009 – August 31, 2009	2,999	$22.92	not applicable	not applicable
September 1, 2009 – September 30, 2009	-	-	not applicable	not applicable
Total	3,080	$22.86	not applicable	not applicable

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

Exhibit 101 – Interactive data files.

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

November 9, 2009

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

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101	Interactive data files

*Incorporated by reference to the filing indicated.