Form 10-K
period 2009-12-31
MCDERMOTT INTERNATIONAL INC
filed 2010-03-01
CIK 708819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s Telephone Number, Including Area Code: (281) 870-5901

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2009) was approximately $4.7 billion.

The number of shares of the registrant’s common stock outstanding at January 30, 2010 was 230,500,413.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

McDERMOTT INTERNATIONAL, INC.

INDEX—FORM 10-K

i

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

General

McDermott International, Inc. (“MII”) is a leading global engineering and construction company with specialty manufacturing and service capabilities. We provide a variety of products and services to customers in the energy and power industries, including utilities and other power generators, major and national oil companies, and the United States Government. While we provide a wide range of products and services, our business segments are heavily focused on major projects. At any given time, a relatively small number of projects can represent a significant part of our operations. We have operations in more than 20 countries and approximately 29,000 employees worldwide.

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

Business Segments

We operate in three business segments: Offshore Oil and Gas Construction, Government Operations and Power Generation Systems. For financial information about our segments, see Note 17 to our consolidated financial statements included in this report.

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

Government Operations

Our Government Operations segment includes the business and operations of BWX Technologies, Inc., Babcock & Wilcox Nuclear Operations Group, Inc., Babcock & Wilcox Technical Services Group, Inc. and their respective subsidiaries. Through this segment, we manufacture nuclear components and provide various services to the U.S. Government, including uranium processing, environmental site restoration services, and management and operating services for various U.S. Government-owned facilities, primarily within the nuclear weapons complex of the U.S. Department of Energy (“DOE”).

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

Our Government Operations segment specializes in the design and manufacture of close-tolerance and high-quality equipment for nuclear applications. In addition, we are a leading manufacturer of critical nuclear components, fuels and assemblies for government and commercial uses. We have supplied nuclear components for DOE programs since the 1950s, and we are the largest domestic supplier of research reactor fuel elements for colleges, universities and national laboratories. We also convert or downblend high-enriched uranium into low-enriched fuel for use in commercial reactors to generate electricity. In addition, we have over 100 years of experience in supplying heavy fabrications for industrial use, including components for defense applications.

We work closely with the DOE-supported non-proliferation program. Currently, this program is assisting in the development of a high-density, low-enriched uranium fuel required for high-enriched uranium test reactor conversions. We have also been a leader in the receipt, storage, characterization, dissolution, recovery and purification of a variety of uranium-bearing materials. All phases of uranium downblending and uranium recovery are provided at our Lynchburg, Virginia and Erwin, Tennessee sites.

We manage and operate complex, high-consequence nuclear and national security operations for the DOE and the U.S. National Nuclear Security Administration (the “NNSA”), primarily through our joint ventures, as further discussed under the caption “Joint Ventures” below. In addition, Babcock & Wilcox Technical Services Clinch River, LLC was awarded a contract from USEC, Inc. in 2007 to manufacture classified metal parts for the American Centrifuge Program.

We have an experienced staff of design and manufacturing engineers capable of performing full scope, prototype design work coupled with manufacturing integration. The design, engineering and other capabilities of our Government Operations segment include:

•	steam separation equipment design and development;

•	thermal-hydraulic design of reactor plant components;

•	structural component design for precision manufacturing;

•	materials expertise in high-strength, low-alloy steels, and nickel-based materials;

•	material procurement of tubing, forgings, and weld wire; and

•	metallographic and chemical analysis.

Our Government Operations segment’s operations are generally capital intensive on the manufacturing side. The demand for nuclear components by the U.S. Government determines a substantial portion of this segment’s backlog. We expect that orders for nuclear components will continue to be a significant part of backlog for the foreseeable future; however, such orders are subject to defense department budget constraints.

Power Generation Systems

Our Power Generation Systems segment includes the business and operations of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”), Babcock & Wilcox Nuclear Power Generation Group, Inc. (“B&W NPG”), Babcock & Wilcox Modular Nuclear Energy LLC (“B&W MNE”) and their respective subsidiaries. Through this segment, we supply boilers fired with fossil fuels, such as coal, oil and natural gas, or renewable fuels such as biomass, municipal solid waste and concentrated solar energy. In addition we supply commercial nuclear steam generators and components, environmental equipment and components, and related services to customers in different regions around the world. We design, engineer, manufacture, construct and service large utility and industrial power generation systems, including boilers used to generate steam in electric power plants, pulp and paper making, chemical and process applications and other industrial uses.

Through this segment’s manufacturing facilities, we specialize in the fabrication of products used in the power generation industry and various other industries, and the provision of related services, including:

•	engineered-to-order services, products and systems for energy conversion worldwide and related auxiliary equipment, such as burners, pulverizer mills, soot blowers and ash handling systems;

•	heavy-pressure equipment for energy conversion, such as boilers fueled by coal, oil, bitumen, natural gas, solid municipal waste, biomass and other fuels;

•	steam generators, heat exchangers and reactor vessel closure heads for commercial nuclear power plants;

•

environmental control systems, including both wet and dry scrubbers for flue gas desulfurization, modules for selective catalytic reduction of the oxides of nitrogen, equipment to capture particulate matter, such as fabric filter baghouses and wet and dry electrostatic precipitators, and similar devices; and

•	power plant equipment and related heavy mechanical erection services.

For further details regarding our Power Generation Systems segment’s facilities, see Item 2, “Properties.”

We support operating plants with a wide variety of additional services, including the installation of new systems and replacement parts, engineering services, construction, maintenance and field technical services, such as condition assessments and inventory services to help customers respond quickly to plant interruptions. Our wide range of construction and installation services include erection of utility and industrial boiler plants, installations of cogeneration facilities and installations of pollution control equipment, such as selective catalytic reduction systems and flue gas desulfurization scrubbers.

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

Among our opportunities in the nuclear power industry, through B&W MNE, we are developing the B&W mPower™ plant, a modular reactor design with the flexibility to provide between 125 MW to 1,000 MW of electrical power generation (in increments of 125 MW) and the capacity to operate for a four-or five-year operating cycle without refueling. We intend to seek U.S. Nuclear Regulatory Commission (“NRC”) certification of the B&W mPower™ reactor in time to begin deploying this technology as early as 2020. We intend to build the nuclear reactor modules in our manufacturing facilities and transport them to customer sites for installation. The modular and scalable design of the B&W mPower™ reactor should allow us to match the generation needs of our customers with the proven performance of existing light water reactor technology. We believe the B&W mPower™ reactor will reduce risks associated with deploying nuclear power and become a flexible, cost-effective solution for increasing electricity needs.

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

Our Power Generation Systems segment’s products and services are capital intensive. As such, customer demand is heavily affected by the variations in our customers’ business cycles and by the overall economies of the countries in which they operate.

Spin-off

On December 7, 2009 we announced plans to separate our Government Operations segment and our Power Generation Systems segment into an independent publicly traded company to be named The Babcock & Wilcox Company. We plan to effect the separation through a spin-off transaction that is intended to be tax-free to our shareholders.

Acquisitions

During 2009 and 2008, we completed acquisitions for total cash costs of approximately $36.8 million and $191.9 million, net of cash acquired, respectively. The following is a brief description of some of our recent acquisitions:

JRMSA Vessel-Owning Joint Ventures. In December 2009, our Offshore Oil and Gas Construction segment completed a transaction with Oceanteam USA involving the acquisition of an approximate 50% interest in a vessel-owning company that owns a subsea construction vessel and a 75% interest in another company that intends to construct a similar vessel. The acquisition was approximately $28.3 million, net of cash acquired. JRMSA has agreed to charter each vessel from the respective vessel-owning companies for a five-year period, after which time JRMSA will have the option to purchase Oceanteam’s interest in each vessel-owning company. This acquisition provides JRMSA with versatile subsea and deepwater installation equipment to support our growing subsea capabilities.

Instrumentacion y Mantenimiento de Calderas, S.A. In September 2009, a subsidiary within our Power Generation Systems segment, B&W de Monterrey, acquired certain assets of Instrumentacion y Mantenimiento de Calderas, S.A. This acquisition provides us with additional manufacturing capabilities in support of our Power Generation Systems segment.

Nuclear Fuel Services, Inc. On December 31, 2008, our Government Operations segment completed its acquisition of Nuclear Fuel Services, Inc., a provider of specialty nuclear fuels and related services, for approximately $157 million, net of cash acquired. This business enhances our position as a leading provider of nuclear manufacturing and services for government and commercial markets.

The Intech Group of Companies. On July 15, 2008, our Power Generation Systems segment acquired the Intech group of companies (“Intech”) for $20.2 million. Intech consists of Intech, Inc., Ivey-Cooper Services, L.L.C. and Intech International Inc. Intech, Inc. provides nuclear inspection and maintenance services, primarily for the U.S. market. Ivey-Cooper Services, L.L.C. provides non-destructive inspection services to fossil-fueled power plants, as well as chemical, pulp and paper, and heavy fabrication facilities. Intech International Inc. provides non-destructive testing, field engineering and repair and specialized tooling services, primarily for the Canadian nuclear power generation industry.

Delta Power Services, LLC. On August 1, 2008, our Power Generation Systems segment acquired Delta Power Services, LLC (“DPS”) for $13.5 million. DPS is a provider of operation and maintenance services for the U.S. power generation industry. Headquartered in Houston, Texas, DPS has approximately 200 employees at nine gas, biomass or coal-fired power plants in Virginia, California, Texas, Florida, Michigan and Massachusetts.

We continue to evaluate accelerated growth opportunities achievable through acquisition or consolidation, in addition to pursuing organic growth strategies.

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

Fixed-price contracts are for a fixed amount to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. See “Risk Factors—We are subject to risks associated with contractual pricing in our industries, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses” in Item 1A of this report.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments in profit proportionate to the percentage of completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits or with respect to a project, we would recognize a charge against current earnings, which could be material.

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

The contracts for the management and operation of U.S. Government facilities are awarded through a complex and protracted procurement process. The contracts are generally structured as five-year contracts with five-year renewal options, which are exercisable by the customer, or include provisions whereby the contract duration can be extended as a result of superior performance. These are cost-reimbursement contracts that include a fee primarily based on performance, which is evaluated annually.

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

Our backlog at December 31, 2009 and 2008 was as follows:

	December 31, 2009		December 31, 2008
	(Unaudited)
	(Dollars in millions)
Offshore Oil and Gas Construction	$3,371	42%	$4,457	46%
Government Operations	2,766	34%	2,883	29%
Power Generation Systems	1,974	24%	2,476	25%

Total Backlog	$8,111	100%	$9,816	100%

Of the December 31, 2009 backlog, we expect to recognize revenues as follows:

	2010	2011	Thereafter
	(Unaudited)
	(In approximate millions)
Offshore Oil and Gas Construction	$2,400	$900	$71
Government Operations	900	800	1,066
Power Generation Systems	970	440	564

Total Backlog	$4,270	$2,140	$1,701

At December 31, 2009, the Offshore Oil and Gas Construction backlog included approximately $200 million related to contracts in or near loss positions, which are estimated to recognize future revenues with approximately zero percent gross margins on average. Our estimates of gross margin may improve if we experience improvements in productivity, decreased downtime or the successful settlement of change orders and claims with our customers. However, we can provide no assurance that any of these favorable developments will occur.

As of December 31, 2009, our backlog with the U.S. Government, primarily attributable to our Government Operations segment, was $2.7 billion (of which $4.4 million had not yet been funded), or approximately 33% of our total consolidated backlog. We do not include the value of our management and operating contracts in backlog.

During the year ended December 31, 2009, the U.S. Government awarded new orders of approximately $0.8 billion to us, primarily in our Government Operations segment. New awards from the U.S. Government are typically received by our Government Operations segment during the fourth quarter of each year.

Competition

The competitive environments in which each segment operates are described below:

Offshore Oil and Gas Construction. We believe we are among the few offshore construction contractors capable of providing a full range of services in major offshore oil and gas producing regions of the world. We believe that the substantial capital costs involved in becoming a full-service offshore construction contractor create a significant barrier to entry into the market as a global, fully-integrated competitor. We do, however, face substantial competition from regional competitors and less integrated providers of offshore construction services, such as engineering firms, fabrication facilities, pipelaying companies and shipbuilders. A number of companies compete with us in each of the separate marine pipelay and construction and fabrication phases in various parts of the world. These competitors include Allseas Marine Contractors S.A.; Daewoo Engineering & Construction Co., Ltd.; Global Industries, Ltd.; National Petroleum Construction Company (Abu Dhabi); Heerema Group; Hyundai Heavy Industrial Co., Ltd.; Kiewit Offshore Services, Ltd.; Nippon Steel Corporation; Saipem S.p.A.; Acergy S.A.; Technip S.A; and Samsung Heavy Industries Co., Ltd.

Government Operations. We have specialized capabilities that have allowed us to be a valued supplier of nuclear components for the U.S. Government since the 1950s. Also, through this segment, we are engaged in a highly competitive business through our management and operation of U.S. Government facilities. Many of our government contracts are bid as a joint venture, with one or more companies, in which we may have a minority position. The performance of the prime or lead contractor can impact our reputation and our future competitive position with respect to that particular project and customer. Competitors in the delivery of goods and services to the U.S. Government and the operation of U.S. Government facilities include Bechtel National, Inc., URS Corporation, CH2M Hill, Inc., Fluor Corporation, Lockheed Martin Corporation, Jacobs Engineering Group, Inc., EnergySolutions, Inc., and Northrop Grumman Corporation.

Power Generation Systems. With our many years of experience, we are in a strong position to provide some of the most advanced steam generating equipment, emissions control equipment and services. Having supplied worldwide capacity of more than 300,000 megawatts and some of the world’s largest and most efficient steam generating systems, we have the experience and technical capability to reliably convert a wide range of fuels to steam. However, some of our competitors have a broader scope and more established operations and are better positioned in various international markets. Our strong, installed base in North America yields competitive advantages in after-market services, although this share of the market is pressured by lower level suppliers. Through this segment, we compete with: a number of domestic and foreign-based companies specializing in steam-generating systems technology, equipment and services, including Alstom S.A., Doosan Babcock, Babcock Power, Inc., Foster Wheeler Ltd., Mitsubishi Heavy Industries and Hitachi, Ltd.; a number of additional companies in the markets for environmental control equipment and related specialized industrial equipment and in the independent power-producing business; and other suppliers of replacement parts, repair and alteration services and other services required to retrofit and maintain existing steam systems. In addition, through this segment, we compete with other companies in the engineering and construction business.

Joint Ventures

We participate in the ownership of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we refer to as “joint ventures.” Our Government Operations segment manages and operates complex, high-consequence nuclear and national security operations for the DOE and the NNSA through its joint ventures. We generally account for our investments in joint ventures under the equity method of accounting. Our significant joint ventures are described below.

Offshore Oil and Gas Construction

•

Deepwater Marine Technology LLC. We co-own this entity with Keppel FELS Ltd. This joint venture expands our services related to the solutions involving tension leg platforms (“TLPs”). A TLP is a vertically moored floating structure normally used for the offshore production of oil and gas and is particularly suited for water depth greater than 1,000 feet.

•

FloaTEC LLC. We co-own this entity with Keppel FELS Ltd. This joint venture designs, markets, procures and contracts floating production systems to the deepwater oil and gas industry. The deepwater solutions include TLPs, spars and production semi-submersibles. A significant part of this entity’s strategy is to build on the established presence, reputation and resources of its two owners and contracts activity back to its owners.

•	Qingdao McDermott Wuchuan Offshore Engineering Company Ltd. We co-own this entity with Qingdao Wuchuan Heavy Industry Co. Ltd., a leading shipbuilder in China. This joint venture, which commenced in 2009, expands the focus of our business on floating, production, storage, off-loading (“FPSO”) vessel construction and integration. This joint venture focused on FPSOs, one of the fastest growing offshore construction segments in the industry, will add a critical component to our business strategy.

•

Joint Venture with Oceanteam ASA. We have an approximate 50% interest in the vessel owning company for the vessel North Ocean 102 and a 75% interest in the company that has the rights to build/own the vessel North Ocean 105. Oceanteam ASA owns the remaining interests in the vessel owning companies. These entities are consolidated in our financial statements.

Government Operations

•

Pantex Plant. Through Babcock & Wilcox Technical Services Pantex, L.L.C., a limited liability company we formed with Honeywell International Inc. and Bechtel National, Inc. and in which we own a majority interest, we manage and operate the Pantex Plant for the DOE. The Pantex Plant is located on a 16,000-acre NNSA site near Amarillo, Texas. Key operations at this facility include evaluating, retrofitting and repairing nuclear weapons; dismantling and sanitizing nuclear weapons components; developing, testing and fabricating high-explosive components; and handling and storing plutonium pits.

•

Y-12 National Security Complex. Through Babcock & Wilcox Technical Services Y-12, L.L.C, a limited liability company we formed with Bechtel National, Inc. and in which we own a majority interest, we manage and operate the Y-12 Complex for the DOE. The Y-12 Complex is located on an 811-acre NNSA site in Oak Ridge, Tennessee. Operations at the site focus on the production, refurbishment and dismantlement of nuclear weapons components, storage of nuclear material and the prevention of the proliferation of weapons of mass destruction.

•

Idaho Advanced Mixed Waste Treatment Project. Since 2005, through Bechtel BWXT Idaho, L.L.C., a limited liability company formed with Bechtel National and B&W Technical Services Group, Inc., we manage and operate the Idaho Advanced Mixed Waste Treatment Project, where we are committed to meeting all technical and regulatory requirements to safely retrieve, characterize, treat and package transuranic waste for shipment out of Idaho to permanent disposal at the Waste Isolation Pilot Plant in New Mexico.

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

•

Los Alamos National Laboratory. Since 2006, the Los Alamos National Security, LLC (“LANS”), a limited liability company formed in 2005 with the University of California, Bechtel National, URS Corporation and B&W Technical Services Group, Inc., has managed and operated the Los Alamos National Laboratory, a premier national security research institution, delivering scientific and engineering solutions for the nation’s most crucial and complex problems. Located in New Mexico, the Los Alamos National Laboratory is the foremost site for the U.S. Government’s ongoing research and development on the measures necessary for certifying the safety and reliability of nuclear weapons without the use of nuclear testing.

•

Lawrence Livermore National Laboratory. Lawrence Livermore National Security, LLC (“LLNS”), a limited liability company formed in 2006 with the University of California, Bechtel National, URS Corporation and B&W Technical Services Group, Inc., manages and operates Lawrence Livermore National Laboratory located in Livermore, California. The laboratory serves as a national resource in science and engineering, focused on national security, energy, the environment and bioscience, with special responsibility for nuclear weapons.

•

Savannah River Liquid Waste Disposition Program. In July 2009 Savannah River Remediation, a limited liability company formed by URS Corporation, Bechtel National, CH2M Hill Constructors, Inc., and B&W Technical Services Group, Inc., became the liquid waste contractor for the Department of Energy’s Savannah River Site located in Aiken, South Carolina. The objective of the Liquid Waste contract is to achieve closure of the SRS liquid waste tanks in compliance with the Federal Facilities Agreement, utilizing the Defense Waste Processing Facility and Saltstone Facility.

•

Nevada Test Site. In 2006, National Security Technologies, LLC (“NSTec”), a limited liability company formed by Northrop Grumman Corporation, AECOM, CH2M Hill, and Nuclear Fuel Services, Inc. (one of our wholly owned subsidiaries), began management and operation at the Nevada Test Site and its related facilities and laboratories for the DOE. Located in Las Vegas, Nevada, NSTec works on projects for other federal agencies such as the Defense Threat Reduction Agency, NASA, the NRC, and the U.S. Air Force, Army, and Navy. Missions include defense experimentation and stockpile stewardship, homeland security and defense applications, and environmental management.

•

Isotek Systems. Isotek Systems, LLC, is a limited liability company formed by EnergySolutions, Inc., Nuclear Fuel Services, Inc. and Burns and Roe Enterprises, Inc. Isotek received a contract in 2003 from the DOE to down-blend enriched uranium-233 and extract isotopes that show great promise in the treatment of deadly cancers at the Oak Ridge National Laboratory in Oak Ridge, Tennessee. This contract is part of an initiative to clean up Cold War legacy sites.

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

•

Halley & Mellowes Pty. Ltd. Diamond Power International, Inc. (“DPS”), one of our wholly owned subsidiaries, owns an interest in this Australian company. Halley & Mellowes Pty. Ltd. is complementary to DPS, which is the largest supplier of boiler-cleaning equipment in the world. Halley & Mellowes Pty. Ltd. sells soot blowers, boiler cleaning equipment, valves and material handling equipment, all of which are complementary to DPS’s product lines.

•

Babcock & Wilcox Beijing Company, Ltd. We own equal interests in this entity with Beijing Jingcheng Machinery Electric Holding Company, Ltd. Babcock & Wilcox Beijing Company, Ltd. is located in Beijing, China, and its main activities are the design, manufacturing, production and sale of various power plant and industrial boilers. It operates the largest heavy drum shop in northern China. This entity expands our markets internationally and provides additional capacity to our Power Generation Systems segment’s boiler business.

Foreign Operations

Our Government Operations segment generates substantially all of its revenues from customers within the United States. Our Offshore Oil and Gas Construction segment and Power Generations Systems segment revenues, net of intersegment revenues, and income derived from operations located outside of the United States, as well as the approximate percentages of our total consolidated revenues and total consolidated segment income, respectively, for each of the last three years were as follows (dollars in thousands):

	Revenues		Segment Income
	Amount	Percent of Consolidated	Amount	Percent of Consolidated
Offshore Oil and Gas Construction:
Year ended December 31, 2009	$3,165,956	51%	$358,395	57%
Year ended December 31, 2008	$2,829,241	43%	$149,960	25%
Year ended December 31, 2007	$2,170,596	39%	$413,666	55%

Power Generation Systems:
Year ended December 31, 2009	$483,408	8%	$72,317	11%
Year ended December 31, 2008	$526,080	8%	$72,197	12%
Year ended December 31, 2007	$411,459	7%	$49,122	6%

For additional information on the geographic distribution of our revenues, see Note 17 to our consolidated financial statements included in this report.

Customers

We provide our products and services to a diverse customer base, including utilities and other power producers, multinational and state-owned oil and gas companies, businesses in various process industries, such as pulp and paper mills, petrochemical plants, oil refineries, steel mills and the U.S. Government. Our five largest customers, as a percentage of our total consolidated revenues, during the years ended December 31, 2009 and 2008 were as follows:

Year Ended December 31, 2009:
U. S. Government	15%
Ras Laffan Liquified Natural Gas Company	8%
Qatargas II	6%
Shell Oil Company	6%
Maersk Oil Qatar	6%

Year Ended December 31, 2008:
U. S. Government	12%
Ras Laffan Liquified Natural Gas Company	8%
Cuu Long Joint Operating Co.	5%
Reliance Industries Limited	5%
American Electric Power Company	4%

The U.S. Government is the primary customer of our Government Operations segment, comprising 92% and 89% of segment revenues for the years ended December 31, 2009 and 2008, respectively.

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

Employees

At December 31, 2009, we employed approximately 29,000 persons worldwide, compared with approximately 26,400 at December 31, 2008. Approximately 7,000 of those employees were members of labor unions at December 31, 2009, compared with approximately 7,600 at December 31, 2008. Many of our operations are subject to union contracts, which we customarily renew periodically. We consider our relationships with our employees to be satisfactory.

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

Research and Development Activities

Our research and development activities are related to development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to cost of operations the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation Systems segment and include costs related to the development of carbon capture and sequestration and our modular and scalable nuclear reactor business, B&W mPower™. Our research and development activities cost approximately $79.3 million, $57.8 million and $52.0 million in the years ended December 31, 2009, 2008 and 2007, respectively. Contractual arrangements for customer-sponsored research and development can vary on a case-by-case basis and include contracts, cooperative agreements and grants. Of our total research and development expenses, our customers paid for approximately $25.1 million, $17.7 million and $16.5 million in the years ended December 31, 2009, 2008 and 2007, respectively. We expect to continue significant spending on research and development projects, as we continue development on our carbon capture and sequestration efforts and our commercial nuclear and B&W mPower™ reactor projects.

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

Similarly, insurance for certain potential loses or liabilities may not be available or may only be available at a cost or on terms we consider not to be economical. Insurers frequently react to market losses by ceasing to write or severely limiting coverage for certain exposures (for example, windstorm coverage following the hurricane losses in the Gulf of Mexico in 2005). Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption (including from the loss of a vessel), property losses from wind, flood and earthquake events, nuclear hazards, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), liability related to our executives participating in the management of certain outside entities, professional liability/errors and omissions coverage, the failure or unavailability of our information systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. In cases where we place insurance, we are subject to the credit worthiness of the relevant insurer(s), the available limits of the coverage, our retention under the relevant policy, exclusions in the policy and gaps in coverage.

Our operations in designing, engineering, manufacturing, constructing and servicing nuclear power equipment and components for our commercial nuclear utility customers, subject us to various risks, including, without limitation, damage to our customer’s property and third party claims for personal injury, death and property damage. To protect against liability for damage to a customer’s property, we endeavor to obtain waivers of liability and subrogation from the customer and its insurer and are usually named as an additional insured under the utility customer’s nuclear property policy. We also attempt to cap our overall liability in our contracts. To protect against liability from claims brought by third parties, we are insured under the utility customer’s nuclear liability policies and have the benefit of the indemnity and limitation of any applicable liability provision of the Price-Anderson Act. The Price-Anderson Act limits the public liability of manufacturers and operators of licensed nuclear facilities and other parties who may be liable in respect of, and indemnifies them against, all claims in excess of a certain amount. This amount is determined by the sum of commercially available liability insurance plus certain retrospective premium assessments payable by operators of commercial nuclear reactors. For those sites where we provide environmental remediation services, we seek the same protection from our customers as we do for our other nuclear activities. The Price-Anderson Act, as amended, includes a sunset provision and requires renewal each time that it expires. Contracts that were entered into during a period of time that Price-Anderson was in full force and effect continue to receive the benefit of the Price-Anderson Act’s nuclear indemnity. The Price-Anderson Act is set to expire on December 31, 2025.

Although we do not own or operate any nuclear reactors, we have some coverage under commercially available nuclear liability and property insurance for three facilities that are currently licensed to possess special nuclear materials. Substantially all of our Government Operations segment contracts involving nuclear materials are covered by and subject to the nuclear indemnity provisions of either the Price-Anderson Act or Public Law 85-804. However, to the extent the value of the nuclear materials in our care, custody or control exceeds the commercially available limits of our insurance, we potentially have underinsured risk of loss for such nuclear material.

Our Government Operations segment participates in the management and operation of various U.S. Government facilities. This participation is customarily accomplished through the participation in joint ventures with other contractors for any given facility. Insurable liabilities arising from these sites are rarely protected by our corporate insurance program. Instead, we rely on government contractual agreements, insurance purchased specifically for a site and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse its contractors for covered claims, and we expect it to continue this process during our participation in the administration of these facilities. However, in most of these situations in which the U.S. Government is contractually obligated to pay, the payment obligation is subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.

Our wholly owned “captive” insurance subsidiaries provide workers compensation, employer’s liability, commercial general liability, maritime employer’s liability and automotive liability insurance to support our operations. These captives have, from time to time, in the past provided builder’s risk and marine hull insurance to our companies. We may also have business reasons in the future to have these insurance subsidiaries accept other risks which we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. These insurance subsidiaries have not provided significant amounts of insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our captive insurance subsidiaries to respond to all claims presented.

Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain pre-1979 primary and excess insurance coverages and (2) certain of our 1979-1986 excess insurance coverage. These insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. With the contribution of these insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.

Governmental Regulations and Environmental Matters

General

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and equipping offshore production platforms and other offshore facilities;

•	constructing and equipping electric power and other industrial facilities;

•	possessing and processing special nuclear materials;

•	marine vessel safety;

•	workplace health and safety;

•	currency conversions and repatriation;

•	taxation of foreign earnings and earnings of expatriate personnel; and

•	protecting the environment.

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

We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. The kinds of permits, licenses and certificates required in our operations depend upon a number of factors.

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

Our compliance with U.S. federal, state and local environmental control and protection regulations resulted in pretax charges of approximately $13.7 million in the year ended December 31, 2009. In addition, compliance with existing environmental regulations necessitated capital expenditures of $2.5 million in the year ended December 31, 2009. We expect to spend another $7.3 million on such capital expenditures over the next five years. We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.

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

Environmental remediation projects have been and continue to be undertaken at certain of our current and former plant sites. During the fiscal year ended March 31, 1995, one of our subsidiaries decided to close its nuclear manufacturing facilities in Parks Township, Armstrong County, Pennsylvania (the “Parks Facilities”) and proceeded to decommission the facilities in accordance with its then-existing license from the NRC. The facilities were subsequently transferred to another subsidiary of ours in the fiscal year ended March 31, 1998, and, during the fiscal year ended March 31, 1999, that subsidiary reached an agreement with the NRC on a plan that provided for the completion of facilities dismantlement and soil restoration by 2001 and license termination in 2003. An application to terminate the NRC license for the Parks Township facility was filed, and the NRC terminated the license in 2004 and released the facility for unrestricted use. For a discussion of certain civil litigation we are involved in concerning the Parks Facilities, see Note 10 to our consolidated financial statements included in this report.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency (the “EPA”) and the NRC.

The NRC’s decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its facilities at the end of its service life. We will continue to provide financial assurance aggregating $33.7 million during the year ending December 31, 2010 with existing letters of credit for the ultimate decommissioning of all of these licensed facilities, except two. These two facilities, which represent the largest portion of our eventual decommissioning costs, have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the DOE.

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

At December 31, 2009 and 2008, we had total environmental reserves, including provisions for the facilities discussed above, of $53.2 million and $41.9 million, respectively. Of our total environmental reserves at December 31, 2009 and 2008, $5.4 million and $8.9 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts we have provided for in our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “seek”, “goal”, “could”, “may”, or “should” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

In addition, various statements in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1—“Business” and Item 3—“Legal Proceedings” in Part I of this report and in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report.

These forward looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	timing and effects of the spin-off;

•	future levels of revenues, operating margins, income from operations, net income or earnings per share;

•	anticipated levels of demand for our products and services;

•	future levels of capital, environmental or maintenance expenditures;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

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

•	general economic and business conditions and industry trends;

•	general developments in the industries in which we are involved;

•	decisions about offshore developments to be made by oil and gas companies;

•	decisions on spending by the U.S. Government and electric power generating companies;

•	the highly competitive nature of most of our businesses;

•	cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings;

•	the ability of our suppliers to deliver raw materials in sufficient quantities and in a timely manner;

•	our ability to perform projects in our Offshore Oil and Gas Construction segment on time, in accordance with the schedules established by the applicable contracts with customers;

•	changes in legislation and regulations which impact the ability of inverted companies and their subsidiaries to obtain contracts from the U. S. Government;

•	volatility and uncertainty of the credit markets;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital;

•	the unfunded liabilities of our pension plans may negatively impact our liquidity and, depending upon future operations, our ability to fund our pension obligations may be impacted;

•	the continued availability of qualified personnel;

•	the operating risks normally incident to our lines of business, including the potential impact of liquidated damages;

•	changes in, or our failure or inability to comply with, government regulations;

•	adverse outcomes from legal and regulatory proceedings;

•	impact of potential regional, national and/or global requirements to significantly limit or reduce greenhouse gas and other emissions in the future;

•	changes in, and liabilities relating to, existing or future environmental regulatory matters;

•	rapid technological changes;

•	the realization of deferred tax assets, including through a reorganization we completed in December 2006;

•	the consequences of significant changes in interest rates and currency exchange rates;

•	difficulties we may encounter in obtaining regulatory or other necessary approvals of any strategic transactions;

•	the risks associated with integrating acquired businesses;

•	social, political and economic situations in foreign countries where we do business, including countries in the Middle East and Asia Pacific and the former Soviet Union;

•	the possibilities of war, other armed conflicts or terrorist attacks;

•	the effects of asserted and unasserted claims;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our ability to maintain builder’s risk, liability, property and other insurance in amounts and on terms we consider adequate and at rates that we consider economical;

•	the aggregated risks retained in our captive insurance subsidiaries; and

•	the impact of the loss of insurance rights as part of the Chapter 11 Bankruptcy settlement concluded in 2006 involving B&W PGG and several of its subsidiaries.

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

Risk Factors Related to Our Business

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

The demand for power generation services and products depends primarily on the capital expenditures of electric power generating companies, paper companies and other steam-using industries. These capital expenditures are influenced by such factors as:

•	prices for electricity, along with the cost of production and distribution;

•	prices for natural resources such as coal and natural gas;

•	demand for electricity, paper and other end products of steam-generating facilities;

•	availability of other sources of electricity, paper or other end products;

•	requirements of environmental legislation and regulation, including potential requirements applicable to carbon dioxide emissions;

•	levels of capacity utilization at operating power plants, paper mills and other steam-using facilities;

•	requirements for maintenance and upkeep at operating power plants and paper mills to combat the accumulated effects of wear and tear;

•	ability of electric generating companies and other steam users to raise capital; and

•	relative total costs of electricity production using boilers compared to total costs using gas turbines and other alternative forms of generation.

A material decline in capital expenditures by electric power generating companies, paper companies and other steam-using industries over a sustained period of time could materially and adversely affect the demand for our power generation services and products and, therefore, our financial condition, results of operations and cash flows.

Our Government Operations segment is substantially dependent on a single customer, and some of that segment’s contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available. In addition, the U.S. Government may not renew our existing contracts.

Our Government Operations segment derives substantially all its revenue from the U.S. Government. For the year ended December 31, 2009, the U.S. Government accounted for approximately 90% of this segment’s revenue. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits, which could result in withholding or delaying of payments to us. In addition, some of our large multi-year contracts with the U.S. Government are subject to annual funding determinations and the continuing availability of Congressional appropriations. Although multi-year operations may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal-year basis even though a program may continue for several years. Consequently, programs often are only partially funded initially, and additional funds are committed only as Congress makes further appropriations.

The U.S. Government typically can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders. If any of our contracts are terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining work under such contracts. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our products and services as a subcontractor. The reduction or termination of funding, or changes in the timing of funding, for a U.S. Government program in which we provide products or services would result in a reduction or loss of anticipated future revenues attributable to that program and could have a negative impact on our results of operations.

We also have several significant contracts with the U.S. Government that are subject to periodic renewal. If the U.S. Government fails to renew these contracts, our results of operations and cash flows would be adversely affected.

As a result of these and other factors, the termination of one or more of our significant government contracts, our suspension from government contract work, the failure of the U.S. Government to renew our existing contracts or the disallowance of the payment of our contract costs could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to risks associated with contractual pricing in our industries, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses.

Our Offshore Oil and Gas Construction and Power Generation Systems segments are engaged in highly competitive industries, and they have a substantial number of their projects on a fixed-price basis. In many cases, these projects involve complex design and engineering, significant procurement of equipment and supplies and extensive construction management and other activities conducted over extended time periods. Our actual costs related to these projects could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, our own performance, changes in job conditions, unanticipated weather conditions, variations in labor and equipment productivity and increases in the cost of raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in these industries may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

•

Our engineering, procurement and construction projects may encounter difficulties related to the procurement of materials, or due to schedule disruptions, equipment performance failures or other factors that may result in additional costs to us, reductions in revenue, claims or disputes.

•

We may not be able to obtain compensation for additional work we perform or expenses we incur as a result of customer change orders or our customers providing deficient design or engineering information or equipment or materials.

•	We may be required to pay significant amounts of liquidated damages upon our failure to meet schedule or performance requirements of our contracts.

•

Difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers or failures by third-party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs.

Performance problems relating to any significant existing or future contract arising as a result of any of these other risks could cause our actual results of operations to differ materially from those we anticipate at the time we enter into the contract and could cause us to suffer damage to our reputation within our industry and our customer base.

Our use of percentage-of-completion method of accounting could result in volatility in our results of operations.

We recognize revenues and profits under our long-term contracts on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits, with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term projects, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenue and profits could be material in future periods.

Our backlog is subject to unexpected adjustments and cancellations.

There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor project performance could increase the cost associated with a project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce the revenues and reduce or eliminate profits that we actually realize from projects in backlog.

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

As a result of our reorganization in 1982, which we completed through a transaction commonly referred to as an “inversion,” MII is a corporation organized under the laws of the Republic of Panama. In 2009 the U.S. government adopted interim rules prohibiting federal agencies from awarding new contracts to “inverted” companies and their subsidiaries with U.S. federal appropriated funds for fiscal year 2009 and certain prior fiscal years. The current version of the proposed U.S. federal appropriations legislation for 2010 contains similar restrictions. We are unable, at this time, to predict with certainty the impact that the interim rules will have on our ultimate ability to pursue new contract awards, directly or indirectly, with the U.S. government and its agencies. We are also unable to predict the form in which, or the scope of, any final rules or regulations governing U.S. federal contracts using appropriated funds that may be adopted, or any potential future legislation impacting such rules and regulations. We expect that after the proposed spin-off of B&W as discussed in Item 1, B&W’s government operations business will not be subject to the 2009 interim rules discussed above.

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

Our operations are subject to operating risks and limits on insurance coverage, which could expose us to potentially significant liability costs.

We are subject to a number of risks inherent in our operations, including:

•	accidents resulting in injury or the loss of life or property;

•	environmental or toxic tort claims, including delayed manifestation claims for personal injury or loss of life;

•	pollution or other environmental mishaps;

•	hurricanes, tropical storms and other adverse weather conditions;

•	mechanical failures;

•	collisions;

•	property losses;

•	business interruption due to political action in foreign countries or other reasons; and

•	labor stoppages.

We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as these. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, nuclear hazards, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), liability related to our executives participating in the management of certain outside entities, professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against certain uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us.

Through two limited liability companies, we are also involved in management and operating activities for the U.S. Government at the Y-12 and Pantex facilities. Most insurable liabilities arising from these sites are not protected in our corporate insurance program. Instead, we rely on government contractual agreements, some insurance purchased specifically for the sites and certain specialized self-insurance programs funded by the U.S. Government. The U.S. Government has historically fulfilled its contractual agreement to reimburse for insurable claims, and we expect it to continue this process during our administration of these two facilities. However, it should be noted that, in most situations, the U.S. Government is contractually obligated to pay subject to the availability of authorized government funds. The reimbursement obligation of the U.S. Government is also conditional, and provisions of the relevant contract or applicable law may preclude reimbursement.

In January 2010, we received notice from our nuclear liability underwriter that it intends to cancel our nuclear liability insurance for one of our licensed facilities, beginning May 10, 2010. If we are unsuccessful in securing adequate replacement coverage, our overall risk exposure at the subject facility would increase. There can be no assurance that any of our existing insurance coverages will be renewable upon the expiration of the coverage period or that future coverage will be available at preferred or required limits.

We have captive insurers which provide certain coverages for our subsidiary entities and related coverages. Claims as a result of our operations could adversely impact the ability of these captive insurers to respond to all claims presented.

Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our subsidiaries, most of our subsidiaries contributed substantial insurance rights providing coverage for, among other things, asbestos and other personal injury claims, to the asbestos personal injury trust. With the contribution of these insurance rights to the asbestos personal injury trust, we may have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.

Our nuclear operations subject us to various environmental, regulatory, financial and other risks.

Our operations in designing, engineering, manufacturing, constructing and servicing nuclear fuel and nuclear power equipment and components subject us to various risks, including:

•	potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling and disposal of radioactive materials;

•	unplanned expenditures relating to maintenance, operation, security, upgrades and repairs required by the NRC;

•	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

•	potential liabilities arising out of a nuclear incident whether or not it is within our control.

Our nuclear operations are subject to various safety-related requirements imposed by the U.S. Navy, the DOE and the NRC. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures.

In December 2009, our subsidiary Nuclear Fuel Services, Inc. which we purchased in December of 2008, implemented a suspension of some operations at its Erwin, Tennessee manufacturing facility while implementing organizational, facility and management changes to enhance safety controls and processes. These changes were developed following consultation with the NRC, as confirmed in the NRC’s January 7, 2010 confirmatory action letter to Nuclear Fuel Services, Inc. Suspended operations include production operations, the commercial development line and the highly-enriched uranium down-blending facility. These operations are expected to be brought back on line following third-party review, which has been completed, and NRC review of the safety improvement implementations. Subject to these reviews we expect that the production operations and the highly-enriched uranium down-blending facility which represent a significant portion of our operations, will be back on line by the end of March 2010, and the commercial development line will be back on line by the end of January 2011. If we experience delays in bringing these facilities back on line, such delays could have a material adverse impact on our 2010 results of operations, financial position and cash flow. In addition, there can be no assurance that we will not have to suspend our operations in the future to implement additional changes to enhance our safety controls and processes in order to comply with applicable laws and regulations.

Limitations or modifications to indemnification regulations of the U.S. or foreign countries could adversely affect our business.

The Price Anderson Act partially indemnifies the nuclear industry against liability arising from nuclear incidents in the United States while ensuring compensation for the general public. The Price-Anderson Act comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors. Because we provide nuclear fabrication and other services to the DOE relating to its nuclear weapons facilities and other programs and the nuclear power industry in the ongoing maintenance and modifications of its nuclear power plants, including the manufacture of equipment and other components for use in such nuclear power plants, we may be entitled to some of the indemnification protections under the Price-Anderson Act against liability arising from nuclear incidents in the United States. However, the Price-Anderson Act’s indemnification provisions do not apply to all liabilities that we might incur while performing services as a contractor for the U.S. Government and the nuclear power industry. The indemnification authority under the Price-Anderson Act was extended through December 2025 by the Energy Policy Act of 2005.

The Price-Anderson Act’s indemnification provisions do not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear power industry. If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In connection with international transportation of toxic, hazardous and radioactive materials, it is possible for a claim to be asserted which may not fall within the indemnification provided by the Price-Anderson Act. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of nuclear power plants fail to retain our services in the absence of commercially adequate insurance and indemnification.

Moreover, because we manufacture nuclear components for the U.S. Government defense program, we may be entitled to some of the indemnification protections afforded by Public Law 85-804, for certain of our nuclear operations risks. Public Law 85-804 authorizes certain agencies of the U.S. Government, such as the DOE and U.S. Department of Defense, to indemnify their contractors against unusually hazardous or nuclear risks when such action would facilitate the national defense. However, because the indemnification protections afforded by Public Law 85-804 are granted on a discretionary basis, situations could arise where the U.S. Government elects not to offer such protections. In such situations, our business could be adversely affected by either our inability to obtain commercially adequate insurance or indemnification or our refusal to pursue such operations in the absence of such protections.

Volatility and uncertainty of the credit markets may negatively impact us.

We intend to finance our existing operations and initiatives with cash and cash equivalents, investments, cash flows from operations, and borrowings under our credit facilities. In the past several years, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. Government. If adverse national and international economic conditions deteriorate, it is possible that we may not be able to fully draw upon our existing credit facilities and we may not be able to obtain financing on favorable terms. In addition, while we believe our current liquidity is adequate for our normal operations and planned capital expenditures in 2010, a deterioration in the credit markets could adversely affect the ability of many of our customers to pursue new projects requiring our products and services or to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis.

Our credit facilities impose restrictions that could limit our operating and investment flexibility within each of our segments.

Each of our three principal operating segments is financed on a stand-alone basis. A significant subsidiary in each of these segments maintains a separate credit facility that permits borrowings for working capital and other needs for itself and other subsidiaries within its segment, as well as letters of credit for projects conducted by it or other subsidiaries within its segment. Each of those credit facilities contains financial and non-financial covenants which, among other things, limit our ability to move capital among our segments. As a result, we are limited in our ability to fund a segment’s operating needs and investments in capital projects or acquisitions by the capital resources available within that segment and at our parent company, MII. This limitation could limit our operating and investment flexibility within each segment in the event an operational need or capital investment or acquisition opportunity arises within a segment that requires funding in excess of the amount available to that segment, even where other funding is available within our consolidated group of companies.

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

Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As such, our operations depend, to a considerable extent, on the continuing availability of such personnel. If we should suffer any material loss of personnel to competitors or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our businesses, our operations could be adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. If either of these events occurred for a significant period of time, our financial condition, results of operations and cash flows could be adversely impacted.

A significant number of our employees are members of labor unions. Although we expect to renew our current union contracts without incident, if we are unable to negotiate acceptable new contracts with our unions in the future, we could experience strikes or other work stoppages by the affected employees, and new contracts could result in increased operating costs attributable to both union and non-union employees. If any such strikes or other work stoppages were to occur, or if our other employees were to become represented by unions, we could experience a significant disruption of our operations and higher ongoing labor costs.

Our business strategy includes acquisitions to continue our growth. Acquisitions of other businesses can create certain risks and uncertainties.

We intend to pursue growth through the acquisition of businesses or assets that we believe will enable us to strengthen or broaden the types of projects we execute and also expand into new industries and regions. We may be unable to continue this growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, business acquisitions involve certain risks, including:

•	difficulties relating to the assimilation of personnel, services and systems of an acquired business and the assimilation of marketing and other operational capabilities;

•	challenges resulting from unanticipated changes in customer relationships subsequent to an acquisition;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;

•	diversion of management’s attention from day-to-day operations;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	potentially substantial transaction costs associated with business combinations; and

•	potential impairment of goodwill or other intangible assets resulting from the overpayment for an acquisition.

Acquisitions may be funded by the issuance of additional equity or new debt financing, which may not be available on attractive terms. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on potential credit and bonding capacity.

Additionally, an acquisition may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have historically experienced.

Our business strategy also includes development and commercialization of new technologies to support our growth. The development and commercialization of new technologies requires significant capital investment and involves various risks and uncertainties.

Our future growth will depend on our ability to continue to innovate by developing and commercializing new product and service offerings. Investments in new technologies involve varying degrees of uncertainties and risk. Commercial success depends on many factors, including the levels of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, the effectiveness of production, distribution and marketing efforts, and the costs to customers to deploy and provide support for the new technologies. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and, even if they are profitable, our operating margins from new products and services may not be as high as the margins we have experienced historically.

Among our opportunities involving new technologies, we are developing the B&W mPower™ modular nuclear plant, a small modular reactor design with the flexibility to provide between 125 MW to 1,000 MW of electrical power generation (in increments of 125 MW), and the capability to operate for a four- to five-year cycle without refueling. The development, general and administrative and capital costs to develop and commercialize this technology will require a substantial amount of capital investment. We expect that funding will be authorized at major milestones based on measurable and demonstrated progress. We intend to seek third-party funding and/or participation to pursue the development and commercialization of this technology; however, we can provide no assurance that such third-party funding or participation will be provided. Commercialization of this technology will require certification from the NRC, which we intend to seek in time to begin deploying this technology as early as 2020. While there currently are various small reactor competitors with limited capability, the potential exists for other competitors to emerge with competing technologies, in some cases with funding readily available, and we can provide no assurance that those competitors will not develop and commercialize similar or superior technologies sooner than we can or at a significant cost or price advantage.

We are subject to government regulations that may adversely affect our future operations.

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and equipping of production platforms and other offshore facilities;

•	constructing and equipping power generation products and nuclear components;

•	marine vessel safety;

•	currency conversions and repatriation;

•	oil exploration and development;

•	clean air and other environmental protection legislation;

•	taxation of foreign earnings and earnings of expatriate personnel; and

•	use of local employees and suppliers by foreign contractors.

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

Our Power Generation Systems segment depends primarily on the demand for its products and services from electric power generating companies and other steam-using customers. The demand for power generation products and services can be influenced by state and federal governmental legislation setting requirements for utilities related to operations, emissions and environmental impacts. The legislative process is unpredictable and includes a platform that continuously seeks to increase the restrictions on power producers. Potential legislation limiting emissions from power plants, including carbon dioxide, could affect our markets and the demand for our products and services related to power generation.

We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Our businesses require us to obtain, and to comply with, national, state and local government permits and approvals.

Our businesses are required to obtain, and to comply with, national, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:

•	failure to provide adequate financial assurance for decommissioning or closure;

•	failure to comply with environmental and safety laws and regulations or permit conditions;

•	local community, political or other opposition;

•	executive action; and

•	legislative action.

In addition, if new environmental legislation or regulations are enacted or implemented, or existing laws or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional operating permits or approvals. Our inability to obtain, and to comply with, the permits and approvals required for our businesses could have a material adverse effect on us.

Environmental laws and regulations and civil liability for contamination of the environment or related personal injuries may result in increases in our operating costs and capital expenditures and decreases in our earnings and cash flow.

Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality, the decontamination and decommissioning of former nuclear manufacturing and processing facilities and cleanup of contaminated sites, have had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, financial condition, results of operations and cash flows. See “Governmental Regulations and Environmental Matters-Environmental” in Item 1 above for further information. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from alleged contamination of the environment or personal injuries caused by releases of hazardous substances into the environment. For a discussion of legal proceedings of this nature in which we are currently involved, see Note 10 to our consolidated financial statements included in this report.

U.S. coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. In addition to recent legislation at the state level, the U.S. Congress is considering legislation that would limit greenhouse gas emissions, including CO2. In April 2007, the U.S. Supreme Court ruled that the EPA has some authority to regulate greenhouse gases under the Clean Air Act. On October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large sources in the United States beginning in 2011 for emissions occurring in 2010. In addition, on December 15, 2009, the EPA published a final rule finding that current and projected concentrations of six key greenhouse gases in the atmosphere threaten public health and welfare of current and future generations. The EPA also found that the combined emissions of these greenhouse gases from new motor vehicles and new motor vehicle engines contribute to the greenhouse gas pollution that threatens public health and welfare. This final rule, also known as the EPA’s “Endangerment Finding,” does not impose any requirements on industry or other entities directly; however, after the rule’s January 14, 2010 effective date, the EPA will be able to finalize motor vehicle greenhouse gas standards, the effect of which could reduce demand for motor fuels refined from crude oil. Finally, according to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources. As a result, the EPA has proposed to tailor these programs such that only stationary sources, including refineries that emit over 25,000 tons of greenhouse gas emissions per year, will be subject to air permitting requirements. In addition, on September 22, 2009, the EPA issued a “Mandatory Reporting of Greenhouse Gases” final rule. This rule establishes a new comprehensive scheme requiring operators of stationary sources emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually on a facility-by-facility basis. Some plans for coal-fired power plants have been cancelled or suspended in several states, although more new coal-fired power plants are being planned to meet the predicted increase in electricity demand. Also, in February 2008, three of the nation’s largest investment banks announced new environmental standards to ensure that lenders evaluate risks associated with investments in coal-fired power plants. Such standards could make it potentially more difficult for new U.S. coal-fired power plants to secure financing. Some plans for coal-fired power plants have been cancelled or suspended in several states, although more new coal-fired power plants are being planned to meet the predicted increase in electricity demand.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, lead to the suspension of our operations and result in reduced revenues and profits.

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

Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting, which could weaken our ability to win contracts, lead to the suspension of our operations and result in reduced revenues and profits.

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

In 2010 we expect to replace current key financial and human resources legacy systems with enterprise systems. This implementation subjects us to inherent costs and risks associated with replacing and changing these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. This disruption and any other information technology system disruptions and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on us.

War, other armed conflicts or terrorist attacks could have a material adverse effect on our business.

The wars in Iraq and Afghanistan and terrorist attacks and unrest have caused and may continue to cause instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas. The continuing instability and unrest in Iraq, as well as threats of war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets and contribute to even higher levels of volatility in prices for oil and gas. In addition, the continued unrest in Iraq and Afghanistan could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. Also, acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Armed conflicts, terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future.

Risk Factors Related to the Proposed Spin-Off

The proposed spin-off of B&W is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may not achieve the intended results, and difficulties in connection with the spin-off could have an adverse effect on us.

We expect to file a Form 10 registration statement with the Securities and Exchange Commission with respect to the distribution to our stockholders of all of the shares of common stock of a subsidiary that would hold, directly or indirectly, the assets and liabilities of our power generation systems and government operations businesses. The spin-off will be contingent upon the approval of our board of directors, a favorable ruling from the Internal Revenue Service, the effectiveness of the Form 10 registration statement and other conditions. For these and other reasons, the spin-off may not be completed. Additionally, execution of the proposed spin-off will likely continue to require significant time and attention of our management, which could distract management from the operation of our business and the execution of our other strategic initiatives. Our employees may also be uncertain about their future roles within the separate companies pending the completion of the spin-off. Further, if the spin-off is completed, it may not achieve the intended results. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

In connection with the spin-off, the spin-off company will indemnify us for certain liabilities. However, the indemnity may not be sufficient to protect us against the full amount of such liabilities, and the spin-off company’s ability to satisfy its indemnification obligations may be impaired in the future.

Pursuant to a separation agreement we expect to enter into with the spin-off company, that company will agree to indemnify us from certain liabilities after the spin-off. However, third parties could seek to hold us responsible for any of the liabilities that the spin-off company has agreed to assume. In addition, the indemnity may not be sufficient to protect us against the full amount of such liabilities, and the spin-off company may not be able to fully satisfy its indemnification obligations to us. Moreover, even if we ultimately succeed in recovering from the spin-off company any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could adversely affect our business, results of operations and financial condition.

The spin-off could result in substantial tax liability.

We have requested a private letter ruling from the Internal Revenue Service (“IRS”) substantially to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions will qualify under

Sections 355 and/or 368 of the Code. Our receipt of the private letter ruling will be a condition to the completion of the spin-off. If the factual assumptions or representations made in the private letter ruling request are inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling. Furthermore, the IRS will not rule on whether a distribution such as the spin-off satisfies certain requirements necessary to obtain tax-free treatment under section 355 of the Code. Rather, the private letter ruling will be based on representations by us that those requirements have been satisfied, and any inaccuracy in those representations could invalidate the ruling. The spin-off will also be conditioned on our receipt of an opinion of Baker Botts L.L.P., in form and substance satisfactory to us, substantially to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions will qualify under Sections 355 and/or 368 of the Code. The opinion will rely on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by the spin-off company and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion will not be binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

If, notwithstanding receipt of the private letter ruling and opinion, the spin-off were determined to be a taxable transaction, each U.S. holder of our common stock who receives shares of the spin-off company in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of the spin-off company received. That distribution would be taxable to each such stockholder as a dividend to the extent of our current and accumulated earnings and profits. For each such stockholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in our shares of common stock with any remaining amount being taxed as a capital gain. In addition, if certain related transactions were to fail to qualify for tax-free treatment, the spin-off company would be treated as if the spin-off company had sold part of its assets (which will be retained by us) in a taxable sale for fair market value and we would be treated as receiving such assets from the spin-off company as a taxable dividend.

Under the terms of the tax sharing agreement we will enter into in connection with the spin-off, the spin-off company will generally be responsible for any taxes imposed on the spin-off company or us and our subsidiaries in the event that the spin-off and/or certain related transactions were to fail to qualify for tax-free treatment. However, if the spin-off and/or certain related transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us or our subsidiaries, a subsidiary of ours would be responsible for all such taxes. If we are liable for taxes under the tax sharing agreement, that liability could have a material adverse effect on us.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The following table provides the segment name, location, and general use of each of our principal properties at December 31, 2009 that we own or lease.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Offshore Oil & Gas Construction
Morgan City, Louisiana	Fabrication facility	Leased (2010-2048)(1)
Dubai (Jebel Ali), U.A.E.	Engineering office/fabrication facility	Leased (2015)(2)
Chennai, India	Engineering office	Leased (2010-2011)
Batam Island, Indonesia	Fabrication facility	Leased (2038)
Singapore, Singapore	Administrative office	Leased (2011)
Jakarta, Indonesia	Engineering/administrative office	Leased (2010)
Baku, Azerbaijan	Operations/administrative office	Leased
Altamira, Mexico	Fabrication facility	Owned/Leased (2036)
Houston, Texas	Engineering/operations/administrative office	Leased (2011)
New Orleans, Louisiana	Engineering office	Leased (2011)
Halifax, Nova Scotia, Canada	Administrative office	Leased (2010)

Government Operations
Lynchburg, Virginia	Administrative office	Leased (2011)
Lynchburg, Virginia	Manufacturing facility(4)	Owned
Barberton, Ohio	Manufacturing facility	Owned
Euclid, Ohio	Manufacturing facility	Owned/Leased(3)
Mount Vernon, Indiana	Manufacturing facility	Owned
Erwin, Tennessee	Manufacturing facility	Owned

Power Generation Systems
Barberton, Ohio	Manufacturing facility/administrative office	Owned(5)
Lynchburg, Virginia	Administrative office	Leased (2015)
West Point, Mississippi	Manufacturing facility	Owned(5)
Lancaster, Ohio	Manufacturing facility	Owned(5)
Copley, Ohio	Warehouse / service center	Owned(5)
Cambridge, Ontario, Canada	Manufacturing facility	Owned
Esbjerg, Denmark	Manufacturing facility	Owned(5)
Guadalupe, NL, Mexico	Administrative/production facilities	Owned
Melville, Saskatchewan, Canada	Manufacturing facility	Owned
Jingshan, Hubei, China	Manufacturing facility	Owned

(1)	As a result of renewal options on the various tracts comprising the Morgan City fabrication facility, we have the ability, within our sole discretion, to continue leasing almost all the land we are currently using for that facility until 2048.
(2)	Approximately 33,000 square feet of the Dubai facility is leased with a lease expiration date of 2010.
(3)	We acquired the Euclid facilities through a bond/lease transaction facilitated by the Cleveland Cuyahoga County Port Authority (the “Port”), whereby we acquired a ground parcel and the Port issued bonds, the proceeds of which were used to acquire, improve and equip the facilities, including the acquisition of the larger facility and a 40-year prepaid ground lease for the smaller facility. We are leasing the facilities from the Port with an expiration date of 2014 but subject to certain extension options.
(4)	The Lynchburg, Virginia facility is our Government Operations segment’s primary manufacturing plant and is the nation’s largest commercial high-enriched uranium processing facility. The site is the recipient of the highest rating given by the NRC for license performance. The performance review determines the safe and secure conduct of operations of the facility. The site is also the largest commercial International Atomic Energy Agency-certified facility in the U.S.
(5)	These properties are encumbered by liens under existing credit facilities.

We also own or lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world. We consider each of our significant properties to be suitable and adequate for its intended use.

Through our Offshore Oil and Gas Construction segment, we operate a fleet of construction and multi-service vessels. Our pipelay and derrick vessels range in length from 350 to 500 feet and are fully equipped with revolving cranes, auxiliary cranes, welding equipment, pile-driving hammers, anchor winches and a variety of additional equipment. Our multi-service vessels have capabilities which include subsea construction, pipelay, cable lay and dive support. Seven of our owned and/or operated major construction vessels are self-propelled. Nine of our other self-propelled vessels are active in the offshore supply and service sector. We also have a substantial inventory of specialized support equipment for intermediate water and deepwater construction and pipelay. In addition, we own or lease a substantial number of other vessels, such as tugboats, utility boats, launch barges and cargo barges, to support the operations of our major marine construction vessels. Most of our marine vessels are encumbered by liens under existing credit facilities.

The following table sets forth certain information with respect to the major construction and multi-service vessels utilized to conduct our Offshore Oil and Gas Construction business, including their location at December 31, 2009 (except for the North Ocean 102, which is owned by a vessel owning company we own approximately 50% of, and the DB 26 which we co-own with a joint venture partner, each of the vessels, is wholly owned and operated by us):

Location and Vessel Name	Vessel Type	Year Entered Service/ Upgraded	Maximum Derrick Lift (tons)	Maximum Pipe Diameter (inches)
UNITED STATES
DB 50(1)	Pipelay/Derrick	1988	4,400	20
Intermac 600(2)	Launch/Cargo Barge	1973	—	—
EUROPE
North Ocean 102(1)	Multi-Service Vessel	2009	100	—
MIDDLE EAST
DB 27	Pipelay/Derrick	1974/1984	2,400	60
DB 16(1)	Pipelay/Derrick	1967/2000	860	30
DLB KP1	Pipelay/Derrick	1974	660	60
Agile(1)	Multi-Service Vessel	1978	100	—
Thebaud Sea(1)	Multi-Service Vessel	1999	100	—
ASIA PACIFIC
DB 30	Pipelay/Derrick	1975/1999	3,080	60
DB 26	Pipelay/Derrick	1975	900	60
DB 101	Semi-Submersible Derrick	1978/1984	3,500	—
Emerald Sea(1)	Multi-Service Vessel	1996/2007	100	—
Intermac 650(3)	Launch/Cargo Barge	1980/2006	—	—
Bold Endurance(1)	Multi-Service Vessel	1979	—	—

(1)	Vessel with dynamic positioning capability
(2)	The dimensions of this vessel are 500’ x 120’ x 33’
(3)	The overall dimensions of this vessel are 650’ x 170’ x 40’

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

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol MDR. We filed certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2, respectively, included as exhibits to this report.

High and low stock prices by quarter in the years ended December 31, 2009 and 2008.

YEAR ENDED DECEMBER 31, 2009

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2009	$15.55	$9.10
June 30, 2009	$24.38	$12.78
September 30, 2009	$27.89	$16.04
December 31, 2009	$26.52	$20.25

YEAR ENDED DECEMBER 31, 2008

	SALES PRICE
QUARTER ENDED	HIGH	LOW
March 31, 2008	$63.01	$37.17
June 30, 2008	$67.14	$51.22
September 30, 2008	$63.48	$23.68
December 31, 2008	$25.50	$5.98

We have not paid cash dividends on MII’s common stock since the second quarter of 2000 and do not currently have plans to reinstate a cash dividend at this time. Our Board of Directors will evaluate our cash dividend policy from time to time.

As of January 30, 2010, there were approximately 3,074 record holders of our common stock.

The following table provides information on our equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,027,473	$10.15	11,453,326
Equity compensation plans not approved by security holders(1)	483,402	$3.38	—

Total	2,510,875	$8.84	11,453,326

(1)	Reflects information on our 1992 Senior Management Stock Plan, which is our only equity compensation plan that has not been approved by our stockholders and that has any outstanding awards that have not been exercised. We are no longer authorized to grant new awards under our 1992 Senior Management Stock Plan.

The following graph provides a comparison of our five-year, cumulative total shareholder return from December 2004 through December 2009 to the return of S&P 500 and our custom peer group.

(1)	Assumes initial investment of $100 on December 31, 2004.

The peer group used for the five-year comparison was comprised of the following companies:

•	Cal Dive International, Inc.

•	Chicago Bridge & Iron Company N.V.

•	Fluor Corporation

•	Foster Wheeler, Ltd.

•	Jacobs Engineering Group, Inc.

•	KBR, Inc.

•	Oceaneering International, Inc.

•	The Shaw Group, Inc.

•	URS Corporation

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended
	2009	2008	2007	2006(1)(4)	2005(2)(5)
	(In thousands, except for per share amounts)
Revenues	$6,193,077	$6,572,423	$5,631,610	$4,120,141	$1,839,740
Income from Continuing Operations	$387,056	$429,302	$607,828	$317,621	$205,583
Net Income Attributable to McDermott International, Inc.	$387,056	$429,302	$607,828	$330,515	$205,687
Basic Earnings per Common Share(3):
Income from Continuing Operations	$1.69	$1.89	$2.72	$1.46	$1.00
Net Income Attributable to McDermott International, Inc.	$1.69	$1.89	$2.72	$1.52	$1.00
Diluted Earnings per Common Share(3):
Income from Continuing Operations	$1.66	$1.86	$2.66	$1.39	$0.94
Net Income Attributable to McDermott International, inc.	$1.66	$1.86	$2.66	$1.45	$0.94
Total Assets	$4,849,110	$4,601,693	$4,411,486	$3,633,762	$1,709,962
Current Maturities of Long-Term Debt(6)	$13,204	$9,021	$6,599	$257,492	$4,250
Long-Term Debt(6)	$56,714	$6,109	$10,609	$15,242	$207,861

(1)	Results for the year ended December 31, 2006 include approximately ten months for the principal operating subsidiaries of our Power Generation Systems segment, which were reconsolidated into our results effective February 22, 2006. We did not consolidate the results of operations of these entities in our consolidated financial statements from February 22, 2000 through February 22, 2006 due to the Chapter 11 bankruptcy proceedings involving B&W PGG and certain of its subsidiaries Additionally, the results for the year ended December 31, 2006 have been restated to reflect the impact of the change in accounting for drydocking costs, as discussed in Note 1 to our consolidated financial statements included in this report.
(2)	Financial data for the year ended December 31, 2005 has been restated to reflect the impact of discontinued operations, and to reflect the impact of the change in accounting for drydocking costs, as discussed in Note 1 to our consolidated financial statements included in this report. Also, we did not consolidate the results of operations of the principal operating subsidiaries of our Power Generation Systems segment in our consolidated financial statements from February 22, 2000 through February 22, 2006 due to the Chapter 11 bankruptcy proceedings referred to above.
(3)	Per share amounts for the years ended December 31, 2006 and 2005 have been restated to reflect the stock splits effected during the years ended December 31, 2007 and 2006, as discussed in Note 8 to our consolidated financial statements included in this report.
(4)	Results for the year ended December 31, 2006 include $15 million attributable to profit deferred since the inception of a project with Dolphin Energy Ltd., a $16 million non-cash impairment associated with our former joint venture in Mexico, a $27 million provision for warranty, insurance and the settlement of litigation, $54 million of expense associated with the retirement of debt and a $78 million tax benefit resulting from the reversal of a deferred tax asset valuation allowance.
(5)	Results for the year ended December 31, 2005 include the reversal of a federal deferred tax valuation allowance adjustment totaling $50 million.
(6)	Current maturities of long-term debt and long-term debt at December 31, 2009 include approximately $9.8 million and $53.6 million, respectively, of acquired debt from the vessel acquisition transaction with Oceanteam ASA.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 7, 2009 we announced plans to separate our Government Operations segment and our Power Generation Systems segment into an independent publicly traded company to be named The Babcock & Wilcox Company. We plan to effect the separation through a spin-off transaction that is intended to be tax-free to our shareholders.

Our board and management believe that this proposed separation of our businesses will provide the following benefits:

•	improved positioning for each company to accelerate growth based on its distinct corporate strategy, market opportunities, free cash flow and customer relationships;

•	more efficient allocation of capital, which will allow each company to develop an independent investment program without the constraints of a holding company, conglomerate structure;

•	establishment of distinct publicly traded stock, which may be used as “currencies” to facilitate future acquisitions;

•

elimination of the risk to the combined businesses posed by recent modifications to the rules under the Federal Acquisition Regulations (“FAR”) that limit the U.S. Government’s ability to contract with “inverted” companies and their subsidiaries; and

•	sharpened management focus and strategic vision and closer alignment of management incentives with stockholder value creation.

Before the distribution date, MII and B&W are expected to enter into a master separation agreement that will contain the key provisions relating to the separation. The master separation agreement will identify the assets to be transferred, liabilities to be assumed and contracts to be assigned either to B&W by MII or by MII to B&W in the spin-off and describe when and how these transfers, assumptions and assignments will occur. In addition, before the distribution MII and B&W or certain of their respective subsidiaries are also expected to enter into agreements to define various continuing relationships between them in various contexts. These are expected to include transition services agreements under which the parties will provide each other certain transition services on an interim basis, as well as an agreement providing for the sharing of taxes incurred before and after the distribution, various indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the distribution.

In connection with the spin-off, we expect to incur one-time, non-recurring pre-tax separation costs of approximately $60 million to $80 million. These one-time costs are expected to consist of, among other things: financial, legal, tax, accounting and other advisory fees; non-income tax costs and regulatory fees incurred as part of the separation of B&W’s business from us; and retention and severance costs.

Because we have concluded that the spin-off is probable, we have recorded one-time termination and severance benefits. In addition, because our severance and termination benefits are payable contingent upon eligible employees remaining with us until completion of the spin-off, we are recognizing severance and termination costs ratably over our estimated service period. As of December 31, 2009 we have accrued approximately $1.5 million in cash-based severance costs and approximately $1.8 million in stock-based severance costs.

We expect that the spin-off will be effective in the second half of 2010, provided that certain conditions have been satisfied to the sole and absolute discretion of our board of directors. However, even if all of the conditions have been satisfied, we may amend, modify or abandon any and all terms of the distribution and the related transactions at any time prior to the distribution date. The conditions required to be satisfied prior to the distribution include, but are not limited to:

•

the SEC shall have declared effective a registration statement on Form 10 relating to the spin-off, under the Exchange Act, with no stop order in effect with respect to the Form 10, and the related information statement shall have been mailed to stockholders;

•

the actions and filings necessary under securities and blue sky laws of the states of the United States and any comparable laws under any foreign jurisdictions shall have been taken and become effective;

•

no order, injunction, decree or regulation issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the spin-off shall be in effect;

•	B&W’s common stock shall have been approved for listing on the New York Stock Exchange, subject to official notice of issuance;

•

the private letter ruling we have requested from the Internal Revenue Service with respect to the tax treatment of the spin-off shall have been received and not revoked or modified by the Internal Revenue Service in any material respect, and we shall have received an opinion from our tax counsel regarding the tax-free status of the spin-off as of the distribution date;

•	each of the ancillary agreements related to the spin-off shall have been entered into before the spin-off and shall not have been materially breached by any party thereto;

•	all material government approvals and material consents necessary to consummate the spin-off shall have been received and shall continue to be in full force and effect; and

•

no other events or developments shall have occurred that, in the judgment of our board of directors in its sole and absolute discretion, would result in the spin-off having a material adverse effect on MII or its stockholders.

In addition to the spin-off transaction, we are continuing to explore growth strategies across our segments through acquisitions to expand and complement our existing businesses. As we pursue these opportunities, we expect they would be funded by cash on hand, external financing, equity or some combination thereof. It is our policy to not comment on any potential acquisition/transaction until a definitive agreement has been reached.

Outlook

Offshore Oil and Gas Construction

We expect the backlog of our Offshore Oil and Gas Construction segment of approximately $3.4 billion at December 31, 2009 to produce revenues of approximately $2.4 billion in 2010, not including any change orders or new contracts that may be awarded during the year. The total backlog at December 31, 2009 included approximately $200 million related to contracts in or near loss positions, which are estimated to recognize future revenues with approximately zero percent gross margins on average. Our estimates of gross profit may improve based on improved productivity, decreased downtime and the successful settlement of change orders and claims with our customers.

Through this segment, we are actively bidding on and, in some cases, beginning preliminary work on projects that we expect will be awarded to us in 2010, subject to successful contract negotiations. These projects are not currently in backlog. Our liquidity position for this segment remains satisfactory, and we expect it to remain so throughout 2010.

The demand for our Offshore Oil and Gas Construction segment’s products and services is dependent primarily on the capital expenditures of the world’s major oil and gas producing companies and foreign governments for construction of development projects in the regions in which we operate. In recent years, the worldwide demand for energy, along with high prices for oil and gas, has led to strong levels of capital expenditures by the major oil and gas companies and foreign governments. However, a slowdown in activity caused by the continuing economic downturn could reduce worldwide demand for energy and result in an extended period of lower oil and natural gas prices. Perceptions of longer-term lower oil and natural gas prices by the major oil and gas companies and foreign governments could lead these companies and governments to reduce or defer major capital expenditures, which would reduce the level of offshore construction activity. Although we have experienced few delays on existing projects to date, lower levels of activity would result in a decline in the demand for our Offshore Oil and Gas Construction segment’s services.

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

Government Operations

We expect the backlog of our Government Operations segment of approximately $2.8 billion at December 31, 2009 to produce revenues of approximately $900 million in 2010, not including any change orders or new contracts that may be awarded during the year. Our liquidity position for this segment remains strong, and we expect it to remain so throughout 2010.

The revenues of our Government Operations segment are largely a function of defense spending by the U.S. Government. As a supplier of major nuclear components for certain U.S. Government programs, we are a significant participant in the defense industry. With our specialized capabilities of full life-cycle management of special nuclear materials, facilities and technologies, our Government Operations segment is well-positioned to continue to participate in the continuing cleanup, operation and management of the nuclear sites and weapons complexes maintained by the DOE.

In December 2009 our subsidiary Nuclear Fuel Services, Inc. which we purchased in December of 2008, implemented a suspension of some operations at its Erwin, Tennessee manufacturing facility while implementing organizational, facility and management changes to enhance safety controls and processes. These changes were developed following consultation with the NRC, as confirmed in the NRC’s January 7, 2010 confirmatory action letter to Nuclear Fuel Services, Inc. Suspended operations include production operations, the commercial development line and the highly-enriched uranium down-blending facility. These operations are expected to be brought back on line following third-party review, which has been completed, and NRC review of the safety improvement implementations. Subject to these reviews we expect that the production operations and the highly-enriched uranium down-blending facility which represent a significant portion of our operations, will be back on line by the end of March 2010, and the commercial development line will be back on line by the end of January 2011. If we experience delays in bringing these facilities back on line, such delays could have a material adverse impact on our 2010 results of operations, financial position and cash flow. In addition, there can be no assurance that we will not have to suspend our operations in the future to implement additional changes to enhance our safety controls and processes in order to comply with applicable laws and regulations.

While this shut-down will impact our results in the first quarter of 2010, we do not believe the shut-down will have a material impact on our 2010 operating results. However, if we experience delays in bringing these operations back on-line, such delays could have a material adverse impact on our 2010 results of operations, financial position, and cash flow.

Power Generation Systems

We expect the backlog of our Power Generation Systems segment of approximately $2.0 billion at December 31, 2009 to produce revenues of approximately $970 million in 2010, not including any change orders or new contracts that may be awarded during the year. Through this segment, we are actively bidding on and, in some cases, beginning preliminary work on projects that we expect will be awarded to us in 2010 subject to successful contract negotiations. These projects are not currently reflected in backlog. Our liquidity position for this segment remains strong, and we expect it to remain so throughout 2010.

Our Power Generation Systems segment’s overall activity depends mainly on the capital expenditures of electric power generating companies and other steam-using industries. This segment’s products and services are capital intensive. As such, customer demand is heavily affected by the variations in customers’ business cycles and by the overall economies of the countries in which they operate.

The current worldwide credit and economic environment, as well as short-term uncertainty regarding environmental regulations, has adversely affected the utility industry. As a result of this, bookings during 2009 were below what we had expected. While we have experienced few delays to date for existing projects, lower levels of activity would result in a decline in the demand for our Power Generation Systems segment’s services.

According to the International Energy Agency, consumption of electricity worldwide is expected nearly to double in the next 25 years. While we cannot predict what impact potential future legislation and regulations concerning CO2 and other emissions will have on our results of operations, it is possible such legislation could favorably impact the environmental retrofit and service businesses of our Power Generation Systems segment.

On June 26, 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, H.R.2454, 111th Cong. 1st Sess. (commonly referred to as the “Waxman-Markey Bill”). This legislation would require industry in the United States to reduce emissions of greenhouse gasses by the year 2050 by 83% from a baseline level of 2005. Other countries and certain states within the United States have also passed or are considering legislation to mitigate climate change by restricting the emissions of greenhouse gasses, while the EPA has initiated a rule-making process to reduce the emission of greenhouse gasses. It is unknown at this time whether or when the Waxman-Markey Bill or any similar legislation may become law. When using fossil fuels, our boiler products typically emit carbon dioxide. Were the Waxman-Markey Bill to become law, we believe that owners of power plants would respond first by reducing utilization rates and eventually by retiring fossil-fueled boilers. Future decisions to retire boilers would impact our business in a variety of ways, including the servicing and retrofitting of operating power plants. The need to replace retired generating capacity with cleaner technologies would also create business opportunities for us. To generate energy while minimizing the emission of greenhouse gasses, we are actively researching and developing a range of products, including:

•	non-carbon technologies, such as nuclear power plants and solar receivers for concentrating solar power plants;

•	low-carbon technologies that enable clean use of fossil fuels, such as oxy-fuel combustion and regenerable solvent absorption technologies to scrub carbon dioxide from exhaust gasses; and

•	carbon-neutral technologies, such as biomass-fueled boilers and gasifiers, which use a renewable resource where the growing biomass re-absorbs the carbon dioxide emitted during energy production.

At this time, we cannot predict the timing or extent of additional limits on emissions of greenhouse gasses, nor their specific impacts on our business.

Other

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2009, we have contingent liabilities for liquidated damages aggregating approximately $117 million based on our failure to meet such specified contractual milestone dates, all in our Offshore Oil and Gas Construction segment, of which $18 million has been recorded in our financial statements. We do not believe any additional amounts for these potential liquidated damages are probable of being paid by us. The trigger dates for these potential liquidated damages range from June of 2008 to September of 2009. We are in active discussions with our customers on the issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe the following are our most critical accounting policies that we apply in the preparation of our financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Contracts and Revenue Recognition. We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts under the guidelines of FASB Topic Revenue Recognition. The use of this method is based on our experience and history of being able to prepare reasonably dependable estimates of the cost to complete our projects. Under this method, we recognize estimated contract revenue and resulting income based on costs incurred to date as a percentage of total estimated costs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Total estimated costs, and resulting contract income, are affected by changes in the expected cost of materials and labor, productivity, scheduling and other factors. Additionally, external factors such as weather, customer requirements and other factors outside of our control may affect the progress and estimated cost of a project’s completion and, therefore, the timing of revenue and income recognition. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report.

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

Fixed-price contracts are required to be accounted for under the completed-contract method if we are unable to reasonably forecast cost to complete at start-up. For example, if we have no experience in performing the type of work on a particular project and were unable to develop reasonably dependable estimates of total costs to complete, we would follow the completed-contract method of accounting for such projects. Our management’s policy is not to enter into fixed-price contracts without an accurate estimate of cost to complete. However, it is possible that in the time between contract execution and the start of work on a project, we could lose confidence in our ability to forecast cost to complete based on intervening events, including, but not limited to, experience on similar projects, civil unrest, strikes and volatility in our expected costs. In such a situation, we would use the completed-contract method of accounting for that project. We did not enter into any contracts that we have accounted for under the completed-contract method during 2009 or 2008.

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

Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method, over estimated economic useful lives of eight to 40 years for buildings and two to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation and the amount needed to achieve 50% of cumulative straight-line depreciation.

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

Investments in Unconsolidated Affiliates. We use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50%, unless significant economic or governance considerations indicate that we are unable to exert significant influence, in which case the cost method is used. The equity method is also used for affiliates in which our investment ownership is greater than 50% but we do not have a controlling interest. Currently, all of our significant investments in affiliates that are not consolidated are recorded using the equity method. Affiliates in which our investment ownership is less than 20% and where we are unable to exert significant influence are carried at cost.

Self-Insurance. We have several wholly owned insurance subsidiaries that provide employer’s liability, general and automotive liability and workers’ compensation insurance and, from time to time, builder’s risk insurance within certain limits and marine hull insurance to our companies. We may also have business reasons in the future to have these insurance subsidiaries accept other risks which we cannot or do not wish to transfer to outside insurance companies. Reserves related to these insurance programs are based on the facts and circumstances specific to the insurance claims, our past experience with similar claims, loss factors and the performance of the outside insurance market for the type of risk at issue. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for the coverage discussed above. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted as required based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid.

Pension Plans and Postretirement Benefits. We estimate income or expense related to our pension and postretirement benefit plans based on actuarial assumptions, including assumptions regarding discount rates and expected returns on plan assets. We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension obligations. Based on historical data and discussions with our actuary, we determine our expected return on plan assets based on the expected long-term rate of return on our plan assets and the market-related value of our plan assets. Changes in these assumptions can result in significant changes in our estimated pension income or expense and our consolidated financial condition. We revise our assumptions on an annual basis based upon changes in current interest rates, return on plan assets and the underlying demographics of our workforce. These assumptions are reasonably likely to change in future periods and may have a material impact on future earnings. Effective December 31, 2009, we adopted the disclosure provisions of FASB Topic 715, Compensation—Retirement Benefits. In accordance with this provision, we have disclosed additional information about our assets set aside to fund our pension and postretirement benefit obligations. See Note 6 to our consolidated financial statements included in this report for information on or pension and postretirement benefit plans.

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

Goodwill. FASB Topic Intangibles—Goodwill and Other, requires us to perform periodic testing for impairment. It requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. Both steps of goodwill impairment testing involve significant estimates. We have completed our annual review of goodwill for each of our segments as of December 31, 2009, which indicated that we had no impairment of goodwill.

Asset Retirement Obligations and Environmental Clean-up Costs. We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility’s life, which is a requirement of our licenses from the NRC. In accordance with the FASB Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of clean-up activities, net of the anticipated effect of any applicable cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for one facility for which the U.S. Government is obligated to pay all the decommissioning costs.

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of December 31, 2009 is realizable through carrybacks, future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Any changes to our estimated valuation allowance could be material to our consolidated financial condition and results of operations. Effective January 1, 2007, we adopted the provision of FASB Topic Income Taxes.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with FASB Topic Compensation—Stock Compensation. Under the fair value recognition provisions of this statement, the cost of employee services received in exchange for an award of equity instruments is measured at the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. We use a Black-Scholes model to determine the fair value of certain share-based awards, such as stock options. The use of a Black Scholes model requires highly subjective assumptions, such as assumptions about the volatility of our stock price and our expected dividend yield.

Business Combinations. Effective January 1, 2009, we became subject to the provisions of the FASB Topic Business Combinations. This topic broadens the fair value measurements and recognition of assets acquired, liability assumed and interests transferred as a result of business combinations. It also provides disclosure requirements to assist users of the financial statements in evaluating the nature and financial effects of business combinations.

For further discussion of recently adopted accounting standards, see Note 1 to our consolidated financial statements included in this report.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

McDermott International, Inc. (Consolidated)

Consolidated revenues decreased approximately 6%, or $379 million, to $6.2 billion in the year ended December 31, 2009, compared to $6.6 billion in the year ended December 31, 2008. Our Power Generation Systems segment revenues decreased approximately 28% in the year ended December 31, 2009, as compared to 2008, primarily attributable to decreases in its utility steam and system fabrication business. Our Offshore Oil and Gas Construction segment generated a 5% increase in its revenues in the year ended December 31, 2009, as compared to 2008, primarily attributable to increased activities in our Middle East region. Our Government Operations segment revenues increased approximately 21% in the year ended December 31, 2009, as compared to 2008, primarily attributable to the acquisition of Nuclear Fuel Services, Inc.

Consolidated segment operating income, which, for purposes of this discussion and the segment discussions that follow, is before equity in income (losses) of investees, gains (losses) on asset disposals and impairments—net, and unallocated corporate, increased $27.0 million from $551.4 million in the year ended December 31, 2008 to $578.4 million in 2009. The segment operating income of our Offshore Oil and Gas Construction segment increased by $173.4 million, as compared to 2008, primarily attributable to improvements in project performance in our Middle East region. Our Power Generation Systems segment operating income decreased by $151.2 million in the year ended December 31, 2009, as compared to 2008, primarily attributable to the decrease in revenues discussed above. Our Government Operations segment operating income increased by $4.8 million in the year ended December 31, 2009, as compared to 2008, primarily attributable to higher volumes of manufacturing activity.

Offshore Oil and Gas Construction

Revenues increased 5%, or $157.3 million, to $3,338.5 million in the year ended December 31, 2009 compared to $3,181.2 million in 2008 primarily attributable to increased activities in our Middle East region ($581.3 million). This increase was partially offset by decreases from our Americas ($164.2 million), Caspian ($107.4 million) and Asia Pacific ($99.3 million) regions. In addition, our 2008 results included $44.9 million of revenues resulting from a settlement of claims related to contracts previously completed in India.

Segment operating income increased $173.4 million from $147.2 million in the year ended December 31, 2008 to $320.6 million in 2009. This increase was primarily attributable to improvements in project performance in our Middle East region. For the year ended December 31, 2008, we recognized approximately $146 million of contract losses related to the expected costs to complete various projects, primarily in our Middle East region. We also experienced an increase in segment operating income from our Asia Pacific region in 2009 compared to 2008 as a result of project improvements, partially offset by a decrease in segment operating income from our Americas and Caspian regions in 2009 compared to 2008. We also realized benefits from project close-outs totaling approximately $52 million in 2009 compared to approximately $68 million in 2008. In addition, our general and administrative expenses decreased $3.9 million to $178.9 million in the year ended December 31, 2009 compared to 2008. Our 2008 results also included a gain on the settlement of contract claims in India totaling approximately $36 million.

Gain (loss) on asset disposals and impairments—net decreased $2.7 million for the year ended December 31, 2009 compared to 2008, primarily attributable to scrap sales and an impairment charge on one of our vessels recognized in 2009.

Government Operations

Revenues increased approximately 21%, or $181.0 million, to $1,032.0 million in the year ended December 31, 2009 compared to $851.0 million in 2008, primarily attributable to our acquisition of Nuclear Fuel Services, Inc. ($160.7 million) and additional volumes in the manufacture of nuclear components for certain

U.S. Government programs and recovery work. These improvements were partially offset by lower volumes in the manufacture of components for a commercial uranium enrichment project, engineering and laboratory services and lower revenues from our management and operating contracts at several government sites.

Segment operating income increased $4.8 million to $113.7 million in the year ended December 31, 2009 compared to $108.9 million in 2008, primarily attributable to additional volumes in the manufacture of nuclear components for certain U.S. Government programs and recovery work and our acquisition of Nuclear Fuel Services, Inc. These improvements were partially offset by increased pension expense from the amortization of losses on our pension plan assets compared to the expense we incurred in 2008, lower volumes related to a commercial uranium enrichment project and lower revenues from our management and operating contracts at several government sites.

Power Generation Systems

Revenues decreased approximately 28%, or $725.9 million, to $1,825.0 million in the year ended December 31, 2009, compared to $2,550.9 million in 2008. In 2009 we experienced decreased revenues in our utility steam and system fabrication business ($491.9 million), our fabrication, repair and retrofit of existing facilities business ($171.1 million), our replacement parts business ($23.3 million), our industrial boilers business ($16.9 million), our nuclear steam generator business ($16.7 million), and our boiler auxiliary equipment business ($13.8 million). These decreases were partially offset by increased revenues from our operations and maintenance ($10.3 million) and nuclear service ($4.1 million) businesses.

Segment operating income decreased $151.2 million to $144.1 million in the year ended December 31, 2009, compared to $295.3 million in 2008, primarily attributable to lower volumes in our utility steam and system fabrication business, our fabrication, repair and retrofit of existing facilities business, and our replacement parts business. We also experienced lower margins and volume in our nuclear steam generator businesses, and lower margins in our nuclear service and industrial boilers businesses. In addition, we incurred higher qualified pension plan expense in 2009 from the amortization of losses on our pension plan assets than we incurred in 2008. These decreases were partially offset by improved margins in our utility steam and system fabrication business, and our fabrication, repair and retrofit of existing facilities business, as well as higher volumes in our operations and maintenance business.

Gains (losses) on asset disposals and impairments—net decreased $9.9 million in the year ended December 31, 2009, primarily attributable to the gain we recognized in 2008 on the sale of the former location for our Dumbarton, Scotland facility.

Equity in income from investees increased $3.6 million to $14.0 million for the year ended December 31, 2009, compared to $10.4 million in 2008, primarily attributable to our joint venture in China.

Corporate

Unallocated Corporate expenses increased $41.0 million in the year ended December 31, 2009 to $82.9 million from $41.9 million in 2008, primarily attributable to increased pension plan expense from the amortization of losses on pension plan assets experienced in 2008, and higher compensation expenses. We also experienced an increase in information technology expenses in the year ended December 31, 2009 compared to 2008. In addition, in 2009, we experienced increased severance and outside professional service costs associated with our anticipated spin-off. These increases were partially offset by improvements in our captive insurers, attributable primarily to favorable results from our actuarially determined workers’ compensation liabilities.

Other Income Statement Items

Interest income decreased $27.1 million to $7.3 million in the year ended December 31, 2009 compared to 2008, primarily due to a decrease in prevailing interest rates throughout 2009 as compared to 2008 on average cash equivalents and investments.

Interest expense decreased $7.3 million in the year ended December 31, 2009 compared to 2008, primarily due to recognition of capitalized interest applied on self-constructed assets.

Other expense—net increased $21.8 million to $31.3 million in the year ended December 31, 2009 compared to 2008, primarily due to higher currency exchange losses in 2009, and losses on sales of securities in 2009 compared to gains in 2008.

Provision for Income Taxes

For the year ended December 31, 2009, our provision for income taxes decreased $26.0 million to $131.8 million, while income before provision for income taxes decreased $64.9 million to $522.5 million. Our effective tax rate was approximately 25% for 2009, as compared to 27% for 2008. The decrease in the overall effective tax rate was primarily attributable to a larger portion of earnings outside of the U.S. being taxed at lower rates compared to the prior year partially offset by the absence of non-recurring benefits taken in 2008 in the U.S. jurisdiction.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions were as shown below:

	Income from Continuing Operations before Provision for Income Taxes		Provision for (Benefit from) Income Taxes		Effective Tax Rate
	2009	2008	2009	2008	2009	2008
	(In thousands)		(In thousands)
United States	$126,872	$346,453	$52,649	$76,909	41.50%	22.20%
Non-United States	395,582	240,948	79,197	80,903	20.02%	33.58%

Total	$522,454	$587,401	$131,846	$157,812	25.24%	26.87%

We are subject to U.S. federal income tax at a rate of 35% on our U.S. operations plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are subject to tax at various tax rates and under various tax regimes, including deemed profits tax regimes.

During the year ended December 31, 2009, we recorded a reduction in liabilities under FASB Topic Income Taxes of approximately $1.4 million, including estimated tax-related interest and penalties.

See Note 4 to our consolidated financial statements included in this report for further information on income taxes.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

McDermott International, Inc. (Consolidated)

Consolidated revenues increased approximately 17%, or $1.0 billion, to $6.6 billion in the year ended December 31, 2008, compared to $5.6 billion for the year ended December 31, 2007. Our Offshore Oil and Gas Construction segment generated a 30% increase in its revenues in the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily attributable to its Middle East and Asia Pacific regions. Our Power Generation Systems segment revenues increased approximately 2% in the year ended December 31, 2008, as compared to 2007. Our Government Operations segment revenues increased approximately 23% in the year ended December 31, 2008, compared to 2007, primarily attributable to higher volumes in the manufacture of nuclear components for certain U.S. Government programs and for a commercial uranium enrichment project.

Consolidated segment operating income, which, for purposes of this discussion and the segment discussions that follow, is before equity in income (losses) of investees and gains (losses) on asset disposals and impairments—net, decreased $155.9 million from $707.3 million in the year ended December 31, 2007 to $551.4 million in 2008. The segment operating income of our Offshore Oil and Gas Construction segment decreased by $250.4 million, primarily attributable to contract losses recognized principally in our Middle East region and decreased activities in our Caspian and Asia Pacific regions. Our Power Generation Systems segment operating income increased by $75.6 million in the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily attributable to favorable cost improvements on a significant number of its projects. Our Government Operations segment operating income increased by $18.8 million in the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily attributable to the higher volumes of manufacturing activity described above.

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

Gains on asset disposals and impairments—net decreased $4.2 million from $6.8 million in the year ended December 31, 2007 to $2.6 million in 2008 attributable primarily to a gain on the sale of one of our vessels in 2007.

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

Gains on asset disposals and impairments—net decreased by $1.6 million in the year ended December 31, 2008, attributable to the gain we recorded on the sale of our investment in a research and development venture during the year ended December 31, 2007.

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

Gains (losses) on asset disposals and impairments—net increased $9.6 million for the year ended December 31, 2008, primarily attributable to the gain we recognized on the sale of the former location for our Dumbarton, Scotland facility, as the facility was moved to a new location in Dumbarton.

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

Other expense—net decreased $0.4 million to $9.7 million in the year ended December 31, 2008, primarily due to higher currency exchange losses in 2008, offset by gains on sales of securities in 2008 and higher bad debt expense during 2007.

Provision for Income Taxes

For the year ended December 31, 2008, our provision for income taxes increased $20.2 million to $157.8 million, while income before provision for income taxes decreased $158.2 million to $587.4 million. Our effective tax rate was approximately 27% for the year ended December 31, 2008, as compared to 18% for the year ended December 31, 2007. The increase in the effective tax rate was primarily attributable to a higher mix of U.S. versus non-U.S. income and an unfavorable mix within our non-U.S. operations, including losses in jurisdictions where no tax benefit was available. This increase was partially offset by certain tax assets and benefits totaling approximately $61.8 million, which we recognized from the release of state valuation allowances and as a result of audit activity.

Income before provision for income taxes, provision for income taxes and effective tax rates for our U.S. and non-U.S. jurisdictions were as shown below:

	Income from Continuing Operations before Provision for Income Taxes		Provision for (Benefit from) Income Taxes		Effective Tax Rate
	2008	2007	2008	2007	2008	2007
	(In thousands)		(In thousands)
United States	$346,453	$266,984	$76,909	$84,251	22.20%	31.56%
Non-United States	240,948	478,574	80,903	53,386	33.58%	11.16%

Total	$587,401	$745,558	$157,812	$137,637	26.87%	18.46%

We are subject to U.S. federal income tax at a rate of 35% on our U.S. operations plus the applicable state income taxes on our profitable U.S. subsidiaries. Our non-U.S. earnings are subject to tax at various tax rates and under various tax regimes, including deemed profits tax regimes.

During the year ended December 31, 2008, we recorded a reduction in liabilities under FASB Topic Income Taxes of approximately $9.5 million, including estimated tax-related interest and penalties.

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

LIQUIDITY AND CAPITAL RESOURCES

Our overall liquidity position, which we generally define as our unrestricted cash and investments plus amounts available for borrowings under our credit facilities, continued to remain strong in 2009. Our liquidity position at December 31, 2009 increased by approximately $163.3 million from December 31, 2008, mainly due to factors discussed below in connection with the changes in our cash flows from operating, investing and financing activities. We experienced net cash generated from operations in 2009 compared to net cash used in operations in 2008. The major components of our net cash generated from operating activities were net income and lower cash contributions to our pension plans in 2009 compared to 2008.

We are presently negotiating new credit facilities to replace the existing facilities described below. As of March 1, 2010, we had not completed final negotiations; however, we expect these new facilities to be in place by the second quarter of 2010, and to continue following completion of the proposed spin-off.

Offshore Oil and Gas Construction

Credit Facility

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

The JRMSA Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures. A comparison of the key financial covenants and current compliance at December 31, 2009 is as follows:

	Required	Actual
	(In millions, except ratios)
Maximum leverage ratio	2.50	0.25
Minimum interest coverage ratio	4.00	37.41

At December 31, 2009, JRMSA was in compliance with all of the covenants set forth in the JRMSA Credit Facility.

Although there were borrowings made during the year, at December 31, 2009, there were no borrowings outstanding and letters of credit issued under the JRMSA Credit Facility totaled $213.5 million. At December 31, 2009, there was $586.5 million available for borrowings or to meet letter of credit requirements under the JRMSA Credit Facility. If there had been borrowings under this facility, the applicable interest rate at December 31, 2009 would have been 3.75% per year. In addition, JRMSA and its subsidiaries had $301.8 million in outstanding unsecured letters of credit and bank guarantees under separate arrangements with financial institutions at December 31, 2009.

Unsecured Performance Guarantee (Middle East Operations)

In December 2005, JRMSA, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc., a subsidiary of JRMSA (“JRM Middle East”), entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions to provide credit support for bank guarantees issued in connection with three major projects. On February 3, 2008, JRM Middle East entered into an $88.8 million unsecured performance guarantee issuance facility to replace the $105.2 million facility, which it terminated on February 14, 2008. This facility continues to provide credit support for bank guarantees for the duration of the three projects. The outstanding amount under this facility is included in the $301.8 million of outstanding letters of credit referenced above. On an annualized basis, the average commission rate of this facility is less than 1.5%. JRMSA is also a guarantor of the new facility.

Surety Bonds (Mexico Operations)

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activities of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of December 31, 2009, bonds issued under this arrangement totaled $13.9 million.

Oceanteam Debt (JRMSA Vessel-Owning Joint Ventures)

In December 2009, JRMSA entered into a vessel-owning joint venture transaction with Oceanteam ASA. As a result of this transaction, we have consolidated notes payable of approximately $62.3 million onto our balance sheet, of which approximately $9.8 million is classified as current notes payable. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies.

Based on the liquidity position of our Offshore Oil and Gas Construction segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

Government Operations

Credit Facility

On December 9, 2003, one of our subsidiaries, BWX Technologies, Inc. (“BWXT”), entered into a senior unsecured credit facility with a syndicate of lenders (the “BWXT Credit Facility”), which is currently scheduled to mature March 18, 2010. This facility provides for borrowings and issuances of letters of credit in an aggregate amount of up to $135 million. The proceeds of the BWXT Credit Facility are available for working capital needs and other general corporate purposes of our Government Operations segment. We believe we will be successful in obtaining an extension on this facility. If we are not able to obtain an extension, we would consider other alternatives which could include cash collateralizing letters of credit outstanding under this facility.

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

The BWXT Credit Facility contains customary financial and nonfinancial covenants and reporting requirements. The financial covenants require maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio within our Government Operations segment. A comparison of the key financial covenants and current compliance at December 31, 2009 is as follows:

	Required	Actual
	(In millions, except ratios)
Maximum leverage ratio	2.0	0.3
Minimum fixed charge coverage ratio	1.1	2.2
Maximum debt to capitalization ratio	0.4	0.0

At December 31, 2009, BWXT was in compliance with all of the covenants set forth in the BWXT Credit Facility.

At December 31, 2009, there were no borrowings outstanding, and letters of credit issued under the BWXT Credit Facility totaled $59.0 million. We are presently negotiating a new credit facility, with plans to incorporate these outstanding letters of credit into the new facility. At December 31, 2009, there was $76.0 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility. If there had been borrowings under this facility, the applicable interest rate at December 31, 2009 would have been 3.50% per year.

Letters of Credit (Nuclear Fuel Services, Inc.)

At December 31, 2009, Nuclear Fuel Services, Inc., a subsidiary of BWXT, had $3.7 million in letters of credit issued by various commercial banks on its behalf. The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

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

The B&W PGG Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio within our Power Generation Systems segment and covenants that, among other things, restrict the ability of this segment to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. A comparison of the key financial covenants and current compliance at December 31, 2009 is as follows:

	Required	Actual
	(In millions, except ratios)
Maximum leverage ratio	2.5	0.06
Minimum interest coverage ratio	4.0	68.8
Limitation on capital expenditures	$45	$31
Capital expenditure carry forward from 2008	$38	$38

At December 31, 2009, B&W PGG was in compliance with all of the covenants set forth in the B&W PGG Credit Facility.

As of December 31, 2009, there were no outstanding borrowings, but letters of credit issued under the B&W PGG Credit Facility totaled $199.2 million. At December 31, 2009, there was $200.8 million available for borrowings or to meet letter of credit requirements under the B&W PGG Credit Facility. If there had been borrowings under this facility, the applicable interest rate at December 31, 2009 would have been 3.25% per year.

Bank Guarantees (Foreign Operations)

Certain foreign subsidiaries of B&W PGG had credit arrangements with various commercial banks for the issuance of bank guarantees. The aggregate value of all such bank guarantees as of December 31, 2009 was $16.5 million.

Surety Bonds

MII, B&W PGG and McDermott Holding, Inc. have jointly executed general agreements of indemnity in favor of various surety underwriters relating to surety bonds those underwriters issued in support of B&W PGG’s contracting activity. As of December 31, 2009, bonds issued under such arrangements totaled approximately $98.5 million. Any claim successfully asserted against such surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and McDermott Holdings, Inc. under such indemnity agreement.

Based on the liquidity position of our Power Generation Systems segment, we believe this segment has sufficient cash and letter of credit and borrowing capacity to fund its operating requirements for at least the next 12 months.

OTHER

Pension Plan

We recorded a $41.1 million reduction in stockholders’ equity at December 31, 2009, compared to a reduction of $332.7 million in stockholders’ equity at December 31, 2008. While the substantial reduction at December 31, 2008 was primarily attributable to the volatility of the stock market in 2008, the performance of our pension assets improved in 2009. However, the reduction in the discount rate for our major domestic plans from 6.25% to 6.00% increased the pension plan obligations, resulting in a net reduction in stockholders’ equity at December 31, 2009.

Warranty Claim (Power Generation Systems Segment)

One of our Canadian subsidiaries has received notice of a warranty claim on one of its projects on a contract executed in 1998. This situation relates to technical issues concerning components associated with nuclear steam generators. Data collection and analysis can only be performed at specific time periods when the power plant is scheduled to be off-line for maintenance. We also received a notice from the customer during October 2008, and, during November 2008, we responded to the notice by disagreeing with the matters stated in the claim and disputing the claim. This project included a limited-term performance bond totaling approximately $140 million for which we entered into an indemnity arrangement with the surety underwriters. It is possible that our subsidiary may incur warranty costs in excess of amounts provided for as of December 31, 2009. It is also possible that a claim could be initiated by our subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from our subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from our subsidiary, we believe that our subsidiary would have adequate liquidity to satisfy its obligations. However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

Cash, Cash Equivalents and Investments

At December 31, 2009, we had restricted cash and cash equivalents totaling $69.9 million, $61.7 million of which was held in restricted foreign accounts, $3.5 million of which was held as cash collateral for letters of credit, $4.0 million of which was held for future decommissioning of facilities, and $0.7 million of which was held to meet reinsurance reserve requirements of our captive insurance companies. It is possible that a significant portion of restricted cash at December 31, 2009 will not be released within the next 12 months.

Certain of our subsidiaries are restricted in their ability to transfer funds to MII. Such restrictions principally arise from debt covenants, insurance regulations, national currency controls and the existence of minority shareholders. We refer to the proportionate share of net assets, after intercompany eliminations that may not be transferred to MII as a result of these restrictions, as “restricted net assets.” At December 31, 2009, the restricted net assets of our consolidated subsidiaries were approximately $981.2 million.

In the aggregate, our cash and cash equivalents, restricted cash and cash equivalents and investments increased by approximately $110.0 million to $1,197.9 million at December 31, 2009 from $1,087.9 million at December 31, 2008, primarily due to (1) cash generated in operations related primarily to our net contracts in progress and advance billings on contracts and pension liabilities, partially offset by, (2) purchases of property, plant and equipment and (3) business acquisition activities.

Our working capital, excluding cash and cash equivalents and restricted cash and cash equivalents, increased by approximately $8.2 million to a negative $620.3 million at December 31, 2009 from a negative $628.5 million at December 31, 2008.

Our net cash provided by operating activities was approximately $418.1 million in the year ended December 31, 2009, compared to net cash used of approximately $49.0 million in the year ended December 31, 2008. This difference was primarily attributable to changes in net contracts in progress and advance billings and accrued employee benefits.

Our net cash used in investing activities decreased by approximately $309.6 million to approximately $110.8 million in the year ended December 31, 2009 from approximately $420.4 million in the year ended December 31, 2008. This decrease in net cash used in investing activities was primarily attributable to significant cash generated from investments in 2009 compared to 2008, as well as a greater use of cash in 2008 relating to acquisitions.

Our net cash provided by (used in) financing activities changed by approximately $71.4 million to net cash used in financing activities of $5.9 million in the year ended December 31, 2009 from net cash provided by financing activities of $65.5 million in the year ended December 31, 2008, primarily due to a change in excess tax benefits under FAS 123(R) stock-based compensation.

At December 31, 2009, we had investments with a fair value of $228.7 million. Our investment portfolio consists primarily of investments in government obligations and other highly liquid money market instruments. As of December 31, 2009, we had pledged approximately $32.5 million fair value of these investments to secure obligations in connection with certain reinsurance agreements.

Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive loss. Our net unrealized gain/loss on investments is currently in an unrealized loss position totaling approximately $6.9 million at December 31, 2009. At December 31, 2008, we had unrealized losses on our investments totaling approximately $9.0 million. Based on our analysis of these investments, we believe that none of our available-for-sale securities were permanently impaired as of December 31, 2009.

CONTRACTUAL OBLIGATIONS

Our cash requirements as of December 31, 2009 under current contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Long-term debt principal	$69,905	$13,204	$19,699	$37,002	$0
Operating leases	$163,514	$16,101	$27,588	$25,517	$94,308
Vessel charters	$4,747	$4,747	$0	$0	$0

We have interest payments on our long-term debt obligations above as follows: less than one year, $2.4 million; one to three years, $4.7 million; three to five years, $3.0 million; and after five years, zero, for a total of $10.1 million. These obligations are based on the debt outstanding at December 31, 2009 and the stated interest rates. In addition, we expect cash requirements totaling approximately $173.3 million for contributions to our pension plans in 2010, which includes approximately $57.9 million for our Power Generation Systems segment, $103.9 million for our Government Operations segment, $2.4 million for our Offshore Oil and Gas Construction segment and $9.1 million for Corporate, respectively, and $15.0 million for contributions to our other postretirement benefit plans in 2010.

Our contingent commitments under letters of credit, bank guarantees and surety bonds currently outstanding expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)
$906,183	$610,124	$281,683	$14,129	$247

In accordance with the provisions of FASB Topic Income Taxes, we have recorded a $74.8 million liability as of December 31, 2009 for unrecognized tax benefits and the payment of related interest and penalties. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur. However, over the next 12 months, we expect to settle approximately $5.4 million of these liabilities either in cash or as a reduction of tax refunds due.

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

We have exposure to changes in interest rates on the JRM Credit Facility, the BWXT Credit Facility and the B&W PGG Credit Facility (see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). At December 31, 2009, we had no outstanding borrowings under any of these credit facilities. We have no material future earnings or cash flow exposures from changes in interest rates on our other long-term debt obligations, as substantially all of these obligations have fixed interest rates.

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

	Principal Amount by Expected Maturity
	(In thousands)
At December 31, 2009:								Fair Value at December 31,
	Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009
Investments	$216,637	$14,069	—	—	—	$4,873	$235,579	$228,718
Average Interest Rate	0.80%	0.31%				2.25%
Long-term Debt—Fixed Rate	$4,504	$12,925	$5,976	$5,976	$40,537	—	$69,918	$70,363
Average Interest Rate	3.92%	4.94%	6.42%	7.13%	7.31%	—

At December 31, 2008:								Fair Value at December 31,
	Years Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008
Investments	$354,571	$94,001	$4,956	$—	$—	$6,135	$459,663	$450,685
Average Interest Rate	3.20%	3.40%	4.92%	—	—	2.77%
Long-term Debt—Fixed Rate	$4,250	$—	$—	$—	$—	$—	$4,250	$4,250
Average Interest Rate	6.80%	—	—	—	—	—

Exchange Rate Sensitivity

The following table provides information about our foreign currency forward contracts and foreign-currency options outstanding at December 31, 2009 and presents such information in U.S. dollar equivalents. The table presents notional amounts and related weighted-average exchange rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual exchange rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2010	Fair Value at December 31, 2009	Average Contractual Exchange Rate
Euros	$146,086	$1,088	1.4227
Canadian Dollars	$62,324	$(1,892)	1.0239
Japanese Yen	$10,863	$444	96.7224
Pound Sterling	$8,934	$(43)	1.6224
Singapore Dollars	$6,758	$0	1.4057
Pound Sterling (selling Euros)	$5,976	$(53)	0.8801
Japanese Yen (selling Canadian Dollars)	$5,262	$758	101.8480
Norwegian Krone	$4,103	$(97)	5.6599
Pound Sterling (selling Canadian Dollars)	$1,181	$(31)	1.7440
Thai Baht	$901	$9	33.7944
Indonesian Rupiah	$340	$1	46.7125

Foreign Currency	Year Ending December 31, 2011	Fair Value at December 31, 2009	Average Contractual Exchange Rate
Canadian Dollars	$34,612	$(1,102)	1.0139
Japanese Yen (selling Canadian Dollars)	$5,354	$622	98.3035
Euros	$4,331	$(97)	1.4671
Danish Krone	$1,252	$(1)	5.2195

Foreign Currency Option Contracts to Purchase Foreign Currencies in U.S. Dollars (in thousands)

Foreign Currency	Year Ending December 31, 2010	Fair Value at December 31, 2009	Strike Rate
Canadian Dollars	$95,250	$4,366	1.0637
Japanese Yen	$12,930	$307	90.3500
Euros	$2,405	$74	1.4343

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDermott International, Inc.:

We have audited the accompanying consolidated balance sheets of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McDermott International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Houston, Texas

March 1, 2010

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$899,270	$586,649
Restricted cash and cash equivalents (Note 1)	69,920	50,536
Investments (Note 14)	12	131,515
Accounts receivable—trade, net	642,995	712,055
Accounts and notes receivable—unconsolidated affiliates	5,806	1,504
Accounts receivable—other	68,035	139,062
Contracts in progress	400,831	311,713
Inventories (Note 1)	101,494	128,383
Deferred income taxes	100,828	97,069
Other current assets	68,730	58,499

Total Current Assets	2,357,921	2,216,985

Property, Plant and Equipment	2,608,740	2,234,050
Less accumulated depreciation	1,271,135	1,155,191

Net Property, Plant and Equipment	1,337,605	1,078,859

Investments (Note 14)	228,706	319,170

Goodwill	306,497	298,265

Deferred Income Taxes	275,567	335,877

Investments in Unconsolidated Affiliates	86,932	70,304

Other Assets	255,882	282,233

TOTAL	$4,849,110	$4,601,693

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

	December 31,
	2009	2008
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current maturities of long-term debt	$16,270	$9,021
Accounts payable	471,858	551,435
Accrued employee benefits	217,178	159,541
Accrued pension liability—current portion	173,271	45,980
Accrued liabilities—other	155,773	217,486
Accrued contract cost	103,041	97,041
Advance billings on contracts	689,334	951,895
Accrued warranty expense	118,278	120,237
Income taxes payable	64,029	55,709

Total Current Liabilities	2,009,032	2,208,345

Long-Term Debt	56,714	6,109

Accumulated Postretirement Benefit Obligation	105,605	107,567

Self-Insurance	87,222	88,312

Pension Liability	610,166	682,624

Other Liabilities	147,271	192,223

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 236,919,404 and 234,174,088 shares at December 31, 2009 and December 31, 2008, respectively	236,919	234,174
Capital in excess of par value	1,300,998	1,252,848
Retained earnings	951,647	564,591
Treasury stock at cost, 6,168,705 and 5,840,314 shares at December 31, 2009 and December 31, 2008, respectively	(69,370)	(63,026)
Accumulated other comprehensive loss	(612,997)	(672,415)

Stockholders’ Equity—McDermott International, Inc.	1,807,197	1,316,172
Noncontrolling interest	25,903	341

Total Stockholders’ Equity	1,833,100	1,316,513

TOTAL	$4,849,110	$4,601,693

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenues	$6,193,077	$6,572,423	$5,631,610

Costs and Expenses:
Cost of operations	5,070,436	5,519,827	4,500,897
(Gains) losses on asset disposals and impairments—net	1,322	(12,202)	(8,371)
Selling, general and administrative expenses	626,360	543,047	464,611

Total Costs and Expenses	5,698,118	6,050,672	4,957,137

Equity in Income of Investees	51,537	48,131	41,724

Operating Income	546,496	569,882	716,197

Other Income (Expense):
Interest income	7,281	34,353	61,980
Interest expense	(38)	(7,380)	(22,520)
Other expense—net	(31,285)	(9,454)	(10,099)

Total Other Income (Expense)	(24,042)	17,519	29,361

Income before Provision for Income Taxes	522,454	587,401	745,558
Provision for Income Taxes	131,846	157,812	137,637

Net Income	$390,608	$429,589	$607,921

Less: Net Income attributable to Noncontrolling Interest	(3,552)	(287)	(93)

Net Income Attributable to McDermott International, Inc.	$387,056	$429,302	$607,828

Earnings per Common Share:
Basic:
Net Income Attributable to McDermott International, Inc.	$1.69	$1.89	$2.72
Diluted:
Net Income Attributable to McDermott International, Inc.	$1.66	$1.86	$2.66

Shares used in the computation of earnings per share (Note 19):
Basic	229,471,020	226,918,776	223,511,880
Diluted	233,626,876	230,393,782	228,742,522

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net Income	$390,608	$429,589	$607,921
Other Comprehensive Income (Loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments	29,449	(38,378)	13,924
Unrealized gains (losses) on derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	11,403	(28,929)	15,658
Reclassification adjustment for gains included in net income	(1,855)	(5,185)	(4,226)
Unrecognized gains on benefit obligations:
Unrecognized gains (losses) arising during the period	(41,066)	(332,687)	32,272
Amortization of losses included in net income	59,413	24,651	24,892
Amortization of losses included in retained earnings	—	—	704
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during the period	1,993	(8,470)	629
Reclassification adjustment for net gains included in net income	124	(1,492)	(175)

Other Comprehensive Income (Loss)	59,461	(390,490)	83,678

Total Comprehensive Income	450,069	39,099	691,599

Comprehensive Income Attributable to Noncontrolling Interest	(3,595)	(279)	(93)

Comprehensive Income Attributable to McDermott International, Inc.	$446,474	$38,820	$691,506

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity MII	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Par Value(1)
		(In thousands, except share amounts)
Balance December 31, 2006	227,794,618	$227,795	$1,100,384	$(458,886)	$(365,611)	$(60,581)	$443,101	$937	$444,038
Net income	—	—	—	607,828		—	607,828	93	607,921
Adoption of FASB Topic 740 (Note 4)	—	—	—	(11,965)		—	(11,965)	—	(11,965)
Adoption of FASB Topic 715 (Note 6)	—	—	—	(1,688)	704	—	(984)	—	(984)
Amortization of benefit plan costs	—	—	—	—	24,892	—	24,892	—	24,892
Unrealized gain on benefit obligations	—	—	—	—	32,272	—	32,272	—	32,272
Unrealized gain on investments	—	—	—	—	454	—	454	—	454
Foreign currency translation adjustments	—	—	—	—	13,924	—	13,924	—	13,924
Unrealized gain on derivatives	—	—	—	—	11,432	—	11,432	—	11,432
Exercise of stock options	3,565,266	3,565	10,575	—	—	1,079	15,219	—	15,219
Restricted stock issuances—net	28,836	29	(25)	—	—	—	4	—	4
Contributions to thrift plans	333,939	334	11,178	—	—	—	11,512	—	11,512
Purchase of treasury shares	—	—	—	—	—	(4,401)	(4,401)	—	(4,401)
Stock-based compensation charges	—	—	23,717	—	—	—	23,717	—	23,717
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(657)	(657)

Balance December 31, 2007	231,722,659	231,723	1,145,829	135,289	(281,933)	(63,903)	1,167,005	373	1,167,378

Net Income	—	—	—	429,302	—	—	429,302	287	429,589
Amortization of benefit plan costs	—	—	—	—	24,651	—	24,651	—	24,651
Unrecognized losses on benefit obligations	—	—	—	—	(332,687)	—	(332,687)	—	(332,687)
Unrealized loss of investments	—	—	—	—	(9,962)	—	(9,962)	—	(9,962)
Foreign currency translation adjustments	—	—	—	—	(38,370)	—	(38,370)	(8)	(38,378)
Unrealized loss on derivatives	—	—	—	—	(34,114)	—	(34,114)	—	(34,114)
Exercise of stock options	1,687,536	1,688	825	—	—	7,111	9,624	—	9,624
Restricted stock issuances—net	350,946	351	(351)	—	—	—	—	—	—
Contributions to thrift plan	412,947	412	12,194	—	—	—	12,606	—	12,606
Purchase of treasury shares	—	—	—	—	—	(6,234)	(6,234)	—	(6,234)
Stock-based compensation charges	—	—	94,351	—	—	—	94,351	—	94,351
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(311)	(311)

Balance December 31, 2008	234,174,088	234,174	1,252,848	564,591	(672,415)	(63,026)	1,316,172	341	1,316,513

Net income	—	—	—	387,056	—	—	387,056	3,552	390,608
Amortization of benefit plan costs	—	—	—	—	59,413	—	59,413	—	59,413
Unrecognized losses on benefit obligations	—	—	—	—	(41,066)	—	(41,066)	—	(41,066)
Unrealized gain on investments	—	—	—	—	2,117	—	2,117	—	2,117
Translation adjustments	—	—	—	—	29,406	—	29,406	43	29,449
Unrealized gain on derivatives	—	—	—	—	9,548	—	9,548	—	9,548
Exercise of stock options	285,318	285	570	—	—	187	1,042	—	1,042
Excess tax benefits on stock options	—	—	(2,324)	—	—	—	(2,324)	—	(2,324)
Contributions to thrift plan	941,348	941	14,423				15,364		15,364
Accelerated vesting	1,518,650	1,519	(1,519)				—		—
Stock-based compensation charges	—	—	34,914				34,914		34,914
Purchase of treasury shares	—	—				(6,531)	(6,531)		(6,531)
Sale of subsidiary shares to noncontrolling interest	—	—	2,086	—	—	—	2,086	(2,086)	—
Acquisition of noncontrolling interest (Note 2)	—	—	—	—	—	—	—	24,109	24,109
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)

Balance December 31, 2009	236,919,404	$236,919	$1,300,998	$951,647	$(612,997)	$(69,370)	$1,807,197	$25,903	$1,833,100

(1)	Amounts have been restated to reflect the stock split effected in September 2007. See Note 8 for additional information.

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$390,608	$429,589	$607,921
Non-cash items included in net income:
Depreciation and amortization	157,419	126,133	95,989
(Income) loss of investees, net of dividends	(893)	1,545	120
(Gains) losses on asset disposals and impairments—net	1,322	(12,202)	(8,371)
Provision for deferred taxes	43,904	35,063	89,624
Amortization of pension and postretirement costs	92,190	38,131	50,957
Excess tax benefits from FAS 123(R) stock-based compensation	2,324	(60,901)	(877)
Other	40,014	38,372	21,726
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	97,472	71,142	(82,105)
Income taxes receivable	53,025	(11,476)	255,165
Accounts payable	(98,656)	86,069	40,384
Net contracts in progress and advance billings	(358,989)	(630,481)	382,184
Income taxes	16,896	13,046	(13,216)
Accrued and other current liabilities	(70,346)	18,142	(14,305)
Pension liability and accrued postretirement and employee benefits	42,023	(205,345)	(74,365)
Other	9,761	14,206	(33,883)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	418,074	(48,967)	1,316,948

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	(19,384)	14,250	41,888
Purchases of property, plant and equipment	(263,728)	(255,691)	(233,289)
Acquisition of businesses, net of cash acquired	(36,790)	(191,940)	(334,457)
Net (increase) decrease in available-for-sale securities	222,367	2,009	(159,350)
Proceeds from asset disposals	3,006	13,996	11,223
Investments in unconsolidated affiliates	(16,184)	(4,000)	(4,600)
Other	(134)	1,004	(96)

NET CASH USED IN INVESTING ACTIVITIES	(110,847)	(420,372)	(678,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(6,010)	(4,768)	(255,749)
Payment of debt issuance costs	(105)	(1,756)	(3,625)
Increase in short-term borrowing	1,606	1,460	—
Issuance of common stock	1,042	9,624	15,219
Excess tax benefits from FAS 123(R) stock-based compensation	(2,324)	60,901	877
Other	(145)	(2)	4

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,936)	65,459	(243,274)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	11,330	(10,865)	5,558

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	312,621	(414,745)	400,551

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	586,649	1,001,394	600,843

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$899,270	$586,649	$1,001,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$4,535	$11,978	$28,066
Income taxes (net of refunds)	$31,879	$68,637	$(208,194)

See accompanying notes to consolidated financial statements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We have presented our consolidated financial statements in U.S. Dollars in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements include the accounts of McDermott International, Inc. and its subsidiaries and controlled entities consistent with Financial Accounting Standards Board (“FASB”) Topic Consolidation. We use the equity method to account for investments in entities that we do not control, but over which we have significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all significant intercompany transactions and accounts. We have reclassified certain amounts previously reported to conform to the presentation at December 31, 2009. We have evaluated subsequent events through the date of issuance of this report. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.

McDermott International, Inc. (“MII”) was incorporated under the laws of the Republic of Panama in 1959, is an engineering and construction company with specialty manufacturing and service capabilities and is the parent company of the McDermott group of companies, including J. Ray McDermott, S.A. (“JRMSA”) and The Babcock & Wilcox Company (“B&W”). In these notes to consolidated financial statements, unless the context otherwise indicates, “we,” “us” and “our” mean MII and its consolidated subsidiaries.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.

Earnings Per Share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods.

Investments

Our investments, primarily government obligations and other highly liquid money market instruments, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss. We classify investments available for current operations in the balance sheet as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other income (expense)—net. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign Currency Translation

We translate assets and liabilities of our foreign operations, other than operations in highly inflationary economies, into U.S. Dollars at current exchange rates, and we translate income statement items at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss. We report foreign currency transaction gains and losses in income. We have included in other income (expense)—net transaction gains (losses) of ($15.1) million, ($9.7) million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

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

The following amounts represent retainages on contracts:

	December 31,
	2009	2008
	(In thousands)
Retainages expected to be collected within one year	$195,238	$121,870
Retainages expected to be collected after one year	59,835	65,680

Total retainages	$255,073	$187,550

We have included in accounts receivable – trade retainages expected to be collected in 2010. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2009, we anticipate collecting $42.2 million in 2011, $14.8 million in 2012, $0.2 million in 2013 and $2.6 million in 2014.

Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31,
	2009	2008
	(In thousands)
Foreign currency translation adjustments	$16,364	$(13,042)
Net unrealized loss on investments	(6,861)	(8,978)
Net unrealized loss on derivative financial instruments	(3,690)	(13,238)
Unrecognized losses on benefit obligations	(618,810)	(637,157)

Accumulated other comprehensive loss	$(612,997)	$(672,415)

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

provisions where we expect the actual warranty costs to significantly exceed the accrued estimates. Such provisions could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of accrued warranty:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of period	$120,237	$101,330	$79,077
Additions and adjustments	16,683	26,866	34,336
Charges	(18,642)	(7,959)	(12,083)

Balance at end of period	$118,278	$120,237	$101,330

Asset Retirement Obligations and Environmental Clean-up Costs

We accrue for future decommissioning of our nuclear facilities that will permit the release of these facilities to unrestricted use at the end of each facility’s life, which is a requirement of our licenses from the U.S. Nuclear Regulatory Commission (the “NRC”). In accordance with the FASB Topic Asset Retirement and Environmental Obligations, we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When we initially record such a liability, we capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of a liability, we will settle the obligation for its recorded amount or incur a gain or loss. This topic applies to environmental liabilities associated with assets that we currently operate and are obligated to remove from service. For environmental liabilities associated with assets that we no longer operate, we have accrued amounts based on the estimated costs of clean-up activities for which we are responsible, net of any cost-sharing arrangements. We adjust the estimated costs as further information develops or circumstances change. An exception to this accounting treatment relates to the work we perform for one facility for which the U.S. Government is obligated to pay all of the decommissioning costs.

Substantially all of our asset retirement obligations relate to the remediation of our nuclear analytical laboratory and the Nuclear Fuel Services, Inc. facility in our Government Operations segment. The following table reflects our asset retirement obligations:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of period	$25,647	$9,328	$8,395
Acquisition of Nuclear Fuel Services, Inc. (Note 2)	1,627	15,281	—
Additions	300	—	—
Accretion	1,917	1,038	933

Balance at end of period	$29,491	$25,647	$9,328

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Research and Development

Research and development activities are related to development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to cost of operations the costs of research and development unrelated to specific contracts as incurred. Substantially all of these costs are in our Power Generation Systems segment and include costs related to the development of carbon capture and sequestration and our modular and scalable reactor business, B&W mPower. Research and development activities totaled $79.3 million, $57.8 million and $52.0 million in the years ended December 31, 2009, 2008 and 2007, respectively, which include $25.1 million, $17.7 million and $16.5 million, respectively, related to amounts paid for by our customers. The net expenses recognized in the years ended December 31, 2009, 2008 and 2007 totaled approximately $54.2 million, $40.1 million and $35.5 million, respectively.

Inventories

We carry our inventories at the lower of cost or market. We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our Power Generation Systems segment, for which we use the last-in, first-out (“LIFO”) method. We determined the cost of approximately 17% and 16% of our total inventories using the LIFO method at December 31, 2009 and 2008, respectively, and our total LIFO reserve at December 31, 2009 and 2008 was approximately $6.6 million and $7.0 million, respectively. Inventories are summarized below:

	December 31,
	2009	2008
	(In thousands)
Raw Materials and Supplies	$74,056	$95,593
Work in Progress	6,382	12,157
Finished Goods	21,056	20,633

Total Inventories	$101,494	$128,383

Property, Plant and Equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions.

Except for major marine vessels, we depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 40 years for buildings and two to 28 years for machinery and equipment. We depreciate major marine vessels using the units-of-production method based on the utilization of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation or 50% of cumulative straight-line depreciation. Our depreciation expense was $146.5 million, $119.7 million and $91.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them, except for drydocking costs. Effective January 1, 2007 and pursuant to FASB ASC 340, we changed our accounting policy from the accrue-in-advance method to the deferral method. Under the deferral method, we recognize drydocking costs as a prepaid asset when incurred and amortize the costs over the period of time between drydockings, generally three to five years.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Investments in Unconsolidated Affiliates

We use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50%, unless significant economic or governance considerations indicate that we are unable to exert significant influence, in which case the cost method is used. The equity method is also used for affiliates in which our investment ownership is greater than 50% but we do not have a controlling interest. Currently, all of our significant investments in affiliates that are not consolidated are recorded using the equity method. Affiliates in which our investment ownership is less than 20% and where we are unable to exert significant influence are carried at cost.

Goodwill

The following summarizes the changes in the carrying amount of goodwill:

	Offshore Oil and Gas Construction	Government Operations	Power Generation Systems	Total
	(In thousands)
Balance at December 31, 2007	$29,523	$51,931	$77,079	$158,533
Acquisition of Nuclear Fuel Services, Inc. (Note 2)	—	123,542	—	123,542
Acquisition of the Intech group of companies (Note 2)	—	—	8,151	8,151
Acquisition of Delta Power Services, LLC	—	—	3,683	3,683
Acquisition of PT Babcock & Wilcox Indonesia (Note 2)	1,299	—	—	1,299
Adjustment related to the acquisition of Secunda International Limited (Note 2)	6,370	—	—	6,370
Foreign currency translation adjustments	(2,079)	—	(1,234)	(3,313)

Balance at December 31, 2008	$35,113	$175,473	$87,679	$298,265
Transaction with Oceanteam ASA (Note 2)	1,904	—	—	1,904
B&W de Monterrey Asset Acquisition (Note 2)	—	—	7,442	7,442
Adjustment related to the acquisition of Nuclear Fuel Services, Inc. (Note 2)	—	(8,066)	—	(8,066)
Adjustment related to the acquisition of Secunda International Limited (Note 2)	4,952	—	—	4,952
Foreign currency translation adjustments and other	1,662	—	338	2,000

Balance at December 31, 2009	$43,631	$167,407	$95,459	$306,497

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Other Intangible Assets

We report our other intangible assets in other assets. We amortize those intangible assets with definite lives to operating expense using the straight-line method.

Other assets include the following other intangible assets:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Amortized intangible assets:
Gross cost:
Customer relationships	$34,829	$36,357	$31,927
Acquired backlog	18,720	17,280	9,540
Tradenames	10,680	3,820	1,770
Unpatented technology	5,600	5,600	—
Patented technology	4,440	4,060	—
All other	8,585	10,983	7,737

Total	$82,854	$78,100	$50,974

Accumulated amortization:
Customer relationships	$(6,466)	$(5,427)	$(2,578)
Acquired backlog	(7,746)	(3,407)	(1,363)
Tradenames	(2,371)	(683)	(236)
Unpatented technology	(837)	(277)	—
Patented technology	(888)	—	—
All other	(5,164)	(4,458)	(3,994)

Total	(23,472)	$(14,252)	$(8,171)

Net amortized intangible assets	$59,382	$63,848	$42,803

Unamortized intangible assets:
NRC category 1 license	$43,830	$42,370	$—
Trademarks and tradenames	1,305	7,395	1,305

Total unamortized intangible assets	$45,135	$49,765	$1,305

The following summarizes the changes in the carrying amount of other intangible assets:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of period	$113,613	$44,108	$5,605
Business acquisitions (Note 2)	—	76,260	43,030
Amortization expense	(10,774)	(6,448)	(4,735)
Foreign currency translation adjustments and other	1,678	(307)	208

Balance at end of period	$104,517	$113,613	$44,108

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The estimated amortization expense for the next five fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2010	$10,133
2011	$9,964
2012	$7,592
2013	$5,179
2014	$4,091

Other Non-Current Assets

We have included deferred debt issuance costs in other assets. We amortize deferred debt issuance cost as interest expense over the life of the related debt. The following summarizes the changes in the carrying amount of these assets:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of period	$11,600	$14,511	$19,798
Additions	105	1,756	3,625
Interest expense—debt issuance costs	(5,172)	(4,667)	(8,912)

Balance at end of period	$6,533	$11,600	$14,511

For the years ended December 31, 2009 and 2008, additions are deferred debt issuance costs related to our Offshore Oil and Gas Construction segment and performance guarantees. For the year ended December 31, 2007, additions are deferred debt issuance costs related to amendments to the credit facilities of our Power Generation Systems segment ($2.1 million) and our Offshore Oil and Gas Construction segment ($1.5 million).

Capitalization of Interest Cost

We capitalize interest in accordance with the FASB Topic Interest. We incurred total interest of $15.5 million, $15.3 million and $28.5 million in the years ended December 31, 2009, 2008 and 2007, respectively, of which we capitalized $15.5 million, $7.9 million and $6.0 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them, which we do not hold as part of our investment portfolio.

We record current cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2009, we had restricted cash and cash equivalents totaling $69.9 million, $61.7 million of which was held in restricted foreign accounts, $3.5 million was held as cash collateral for letters of credit, $4.0 million was held for future decommissioning of facilities, and $0.7 million was held to meet reinsurance reserve requirements of our captive insurance companies. It is possible that a significant portion of restricted cash at December 31, 2009 will not be released within the next 12 months.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity (deficit) (as a component of accumulated other comprehensive loss) until the hedged item is recognized in earnings or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The gain or loss on a derivative financial instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other income (expense)—net in our consolidated statements of income.

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

Loss Contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 10. We have accrued our estimates of the probable losses associated with these matters. However, our losses are typically resolved over long periods of time and are often difficult to estimate due to various factors, including the possibility of multiple actions by third parties. Therefore, it is possible future earnings could be affected by changes in our estimates related to these matters.

Stock-Based Compensation

We expense stock-based compensation in accordance with FASB Topic Compensations—Stock Compensation. Under this topic, the fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. Grant date fair values for

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

restricted stock and performance shares are determined using the closing price of our common stock on the date of grant. Grant date fair values for stock options are determined using a Black-Scholes option-pricing model (“Black-Scholes”). The determination of the fair value of a share-based payment award on the date of grant using an option-pricing model requires the input of highly subjective assumptions, such as the expected life of the award and stock price volatility. For liability-classified awards, such as cash-settled deferred stock units and performance units, fair values are determined at grant date using the closing price of our common stock and are remeasured at the end of each reporting period through the date of settlement.

Under the provisions of this FASB topic, we recognize expense based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. This topic requires compensation expense to be recognized, net of an estimate for forfeitures, such that compensation expense is recorded only for those awards expected to vest. We review the estimate for forfeitures periodically and record any adjustments deemed necessary for each reporting period. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Additionally, this FASB topic amended the FASB Topic Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards.

See Note 9 for a further discussion of stock-based compensation.

Recently Adopted Accounting Standards

In December 2009, the FASB issues a revision to the Topic Compensation-Retirement Benefits to incorporate the guidance in FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This revision requires new disclosures about investments and other assets set aside to fund pension and postretirement benefit obligations. Effective December 31, 2009, we adopted the disclosure provisions of this revision and have updated the notes to our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws, which are the sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the discussion that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

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

In April 2009, the FASB issued a revision to the Topic Financial Instruments. This revision requires disclosures about fair value of financial instruments in notes to interim financial statements as well as annual financial statements. The notes to our financial statements reflect this revision.

In April 2008, the FASB issued a revision to the Topic Intangibles—Goodwill and Other. This revision requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewals or extensions as adjusted for the entity-specific factors in this topic. On January 1, 2009, we adopted this revision. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued a revision to the Topic Derivatives and Hedging. This revision requires enhanced disclosures about derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. On January 1, 2009, we adopted this revision for our disclosures about derivative instruments and hedging activities. The notes to our financial statements reflect this revision.

In December 2007, the FASB issued a revision to the Topic Consolidation. This revision establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. On January 1, 2009, we adopted this revision. We have presented noncontrolling interest as a separate component of stockholders’ equity as of December 31, 2009 and 2008.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

New Accounting Standards

In June 2009, the FASB issued a revision to the topic Consolidation. This revision expands the scope of this topic and amends guidance for assessing and analyzing variable interest entities. This revision will be effective for fiscal years beginning after November 15, 2009. We do not expect this revision to have a material impact on our consolidated financial statements.

NOTE 2—BUSINESS ACQUISITIONS

JRMSA Vessel-Owning Joint Ventures

In December 2009 a subsidiary of JRMSA completed a transaction with Oceanteam ASA involving the acquisition of an approximate 50% interest in a vessel-owning company that owns a subsea construction vessel and a 75% interest in another company that intends to construct a similar vessel. The total cash consideration for this acquisition was $28.3 million, net of cash acquired. JRMSA has agreed to charter each vessel from the respective vessel owning companies for a five-year period, after which time JRMSA will have the option to purchase Oceanteam’s interest in each vessel owning company. In connection with this acquisition, we recorded goodwill of approximately $1.9 million, property, plant and equipment of approximately $119.8 million, notes payable of approximately $62.3 million (all of which was acquired with the vessel owning company), minority interest liability of $24.2 million and other net payables of approximately $6.9 million.

Instrumentacion y Mantenimiento de Calderas, S.A.

In September 2009, one of our subsidiaries, B&W de Monterrey, acquired certain assets of Instrumentacion y Mantenimiento de Calderas, S.A. In connection with this acquisition, we recorded goodwill of approximately $7.4 million, property, plant and equipment of approximately $4.2 million and other current assets of approximately $0.7 million.

Nuclear Fuel Services, Inc.

On December 31, 2008, a B&W subsidiary completed its acquisition of Nuclear Fuel Services, Inc. (“NFS”) for $157.1 million, net of cash acquired. NFS is a provider of specialty nuclear fuels and related services and is a leader in the conversion of Cold War-era government stockpiles of highly enriched uranium into commercial-grade nuclear reactor fuel. NFS also owns and operates a nuclear fuel fabrication facility licensed by the NRC in Erwin, Tennessee and has approximately 700 employees. In connection with the acquisition of NFS, we recorded goodwill of $123.5 million, none of which will be deductible for tax purposes. We also recorded other intangible assets of $63.4 million. Those intangible assets consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
NRC category 1 license	$43,830	Indefinite
Backlog	$9,180	4 years
Tradename	$6,860	6 years
Patented technology	$4,440	5 years
Non-compete agreement	$610	5 years

During 2009, we finalized our purchase price allocation for the Nuclear Fuel Services, Inc. acquisition, which we completed on December 31, 2008. The purchase price adjustments included a reduction in goodwill of

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

approximately $8.1 million, an increase in property, plant and equipment of approximately $16.2 million and an increase in environmental reserves of approximately $13.5 million.

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

	Amount	Amortization Period
Unpatented technology	$5,600	10 years
Customer relationships	$2,600	10 years
Tradename	$1,800	10 years

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

	Amount	Amortization Period
Customer relationships	$8,760	1.4-20 years
Tradename	$250	25 years
Non-compete agreement	$240	3 years

Secunda International Limited

On July 27, 2007, our Offshore Oil and Gas Construction segment completed its acquisition of substantially all of the assets of Secunda International Limited, including 14 harsh-weather, multi-functional vessels, with capabilities which include subsea construction, pipelay, cable lay and dive support, as well as its shore-based operations, for $263.0 million in cash. We recorded goodwill of $40.4 million in connection with this acquisition. None of the goodwill will be deductible for tax purposes. In addition to the goodwill, we recorded identifiable intangible assets of approximately $5.6 million related to contractual customer relationships.

NOTE 3—EQUITY METHOD INVESTMENTS

We have investments in entities that we account for using the equity method. The undistributed earnings of our equity method investees were $53.6 million and $37.6 million at December 31, 2009 and 2008, respectively.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we accounted for using the equity method:

	December 31,
	2009	2008
	(In thousands)
Current assets	$395,312	$266,220
Noncurrent assets	93,306	138,569

Total Assets	$488,618	$404,789

Current liabilities	$238,056	$159,369
Noncurrent liabilities	65,223	73,855
Owners’ equity	185,339	171,565

Total Liabilities and Owners’ Equity	$488,618	$404,789

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues	$2,206,485	$2,089,280	$1,889,273
Gross profit	$181,048	$182,507	$152,063
Income before provision for income taxes	$124,942	$132,407	$114,551
Provision for income taxes	13,249	15,947	15,916

Net Income	$111,693	$116,460	$98,635

Revenues of equity method investees include $1,551.9 million, $1,584.6 million and $1,519.9 million of reimbursable costs recorded by limited liability companies in our Government Operations segment at December 31, 2009, 2008 and 2007, respectively. Our investment in equity method investees was $4.9 million less than our underlying equity in net assets of those investees based on stated ownership percentages at December 31, 2009. These differences were primarily related to the timing of distribution of dividends and various adjustments under U.S. GAAP.

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

Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Equity income based on stated ownership percentages	$53,120	$53,025	$46,966
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	(1,583)	(4,894)	(5,242)

Equity in income from investees	$51,537	$48,131	$41,724

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Our transactions with unconsolidated affiliates include the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Sales to	$36,635	$23,196	$9,750
Purchases from	$12,222	$39,963	$42,686
Dividends received	$50,644	$49,676	$41,844

During the year ended December 31, 2009, we commenced a joint venture through a subsidiary of JRMSA to establish a new fabrication facility in Qingdao, Shandong, China. In connection with the establishment of this joint venture, we contributed $10.6 million in 2009.

During the year ended December 31, 2006, we leased certain marine equipment to an unconsolidated affiliate, and we disposed of our interest in that unconsolidated affiliate. We sold the vessel DB17 to that unconsolidated affiliate during the year ended December 31, 2004. However, we deferred recognition of the gain on that sale until the receivables were settled. Such settlement occurred during the year ended December 31, 2007, and we recognized gain on the sale of approximately $5.4 million.

NOTE 4—INCOME TAXES

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

The IRS has completed audits of the years 2001 through 2006 for the McDermott Group, and these years are awaiting review by the Joint Committee on Taxation. We anticipate review by the Joint Committee on Taxation of the McDermott Group’s tax years ended 2001 through 2006 to be resolved within the next 12 months.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Effective January 1, 2007, we adopted the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. As a result of this adoption, we recognized a charge of approximately $12.0 million to our accumulated deficit component of stockholders’ equity at January 1, 2007. A reconciliation of unrecognized tax benefits follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of period	$57,484	$64,810	$70,433
Increases based on tax positions taken in the current year	9,895	13,575	2,217
Increases based on tax positions taken in the prior years	1,322	704	7,742
Decreases based on tax positions taken in the prior years	(775)	(6,166)	(12,759)
Decreases due to settlements with tax authorities	(8,813)	(15,027)	(2,313)
Decreases due to lapse of applicable statute of limitation	—	(412)	(510)

Balance at end of period	$59,113	$57,484	$64,810

Approximately $57.8 million of the balance of unrecognized tax benefits at December 31, 2009 would reduce our effective tax rate if recognized. The remaining balance relates to positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

During the year 2009, we attempted to settle several years of outstanding audits with the Commonwealth of Virginia by making payments under a special tax amnesty program. The payments approximated the unrecognized tax benefits, resulting in no adjustment to tax expense. We have not yet received formal notification that the audits are closed.

As part of the adoption of FASB Topic Income Taxes, we began to recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. During the year ended December 31, 2009, we recorded additional accruals of $3.1 million, offset by payments of $3.2 million, resulting in recorded liabilities of approximately $15.6 million for the payment of tax-related interest and penalties. At December 31, 2008 and 2007, we recorded liabilities of approximately $15.7 million and $20.4 million, respectively, for the payment of tax-related interest and penalties. The $4.7 million change during the year ended December 31, 2008 was attributable to the settlement of certain audits and the reassessment of related tax positions. The $6.9 million change during the year ended December 31, 2007 was attributable to the reassessment of certain tax positions from the U.S. federal audits, as well as payment of interest to the state of Virginia from a prior audit settlement.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Pension liability	$210,288	$225,514
Accrued liabilities for self-insurance (including postretirement health care benefits)	53,737	54,674
Accrued liabilities for executive and employee incentive compensation	40,305	50,736
Net operating loss carryforward	78,401	49,406
Accrued warranty expense	41,324	44,662
State tax net operating loss carryforward	49,805	43,878
Environmental and products liabilities	11,678	31,674
Minimum tax credit carryforward	10,657	28,591
Foreign tax credit carryforward	16,062	19,178
Long-term contracts	25,475	17,445
Accrued vacation pay	12,805	13,118
Investments in joint ventures and affiliated companies	2,521	2,618
Accrued interest	—	—
Other	16,851	21,779

Total deferred tax assets	569,909	603,273
Valuation allowance for deferred tax assets	(108,737)	(78,249)

Deferred tax assets	461,172	525,024

Deferred tax liabilities:
Property, plant and equipment	40,275	38,024
Intangibles	32,386	35,325
Prepaid drydock	9,468	13,102
Investments in joint ventures and affiliated companies	6,573	5,633
Other	4,873	7,149

Total deferred tax liabilities	93,575	99,233

Net deferred tax assets	$367,597	$425,791

Income before provision for income taxes was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
U.S.	$126,872	$346,453	$266,984
Other than U.S.	395,582	240,948	478,574

Income before provision for income taxes	$522,454	$587,401	$745,558

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The provision for income taxes consisted of:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current:
U.S.—federal	$371	$29,498	$(16,872)
U.S.—state and local	15,320	15,482	6,621
Other than U.S.	72,251	77,769	58,264

Total current	87,942	122,749	48,013

Deferred:
U.S.—Federal	41,944	58,833	93,815
U.S.—State and local	(4,985)	(29,530)	687
Other than U.S.	6,945	5,760	(4,878)

Total deferred	43,904	35,063	89,624

Provision for income taxes	$131,846	$157,812	$137,637

The following is a reconciliation of the U.S. statutory federal tax rate (35%) to the consolidated effective tax rate:

	Year Ended December 31,
	2009	2008	2007
U.S. federal statutory (benefit) rate	35.0%	35.0%	35.0%
State and local income taxes	1.4	2.6	0.8
Non-U.S. operations	(18.0)	(6.8)	(13.7)
Valuation allowance for deferred tax assets	6.4	0.2	(2.0)
Audit settlements	0.7	(3.7)	—
Other	(0.3)	(0.4)	(1.6)

Effective tax rate attributable to continuing operations	25.2%	26.9%	18.5%

At December 31, 2009, we had a valuation allowance of $108.7 million for deferred tax assets, which we expect cannot be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated financial statements.

We have foreign net operating loss carryforwards of $236.8 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss carryforwards, $144.6 million is scheduled to expire in 2010 to 2012. The foreign net operating losses have a valuation allowance of $71.3 million against the related deferred taxes. We have U.S. federal net operating loss carryforwards of approximately $6.9 million, which carry a $1.4 million valuation allowance. These net operating loss carryforwards are scheduled to expire in years 2010 to 2027. We have state net operating losses of $1,094.8 million available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2010. We are carrying a valuation allowance of $23.9 million against the deferred tax asset related to the state loss carryforwards.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

We would be subject to withholding taxes if we were to distribute earnings from our U.S. subsidiaries and certain foreign subsidiaries. For the year ended December 31, 2009, the undistributed earnings of these subsidiaries were $546.3 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $162.2 million would be payable upon distribution of these earnings. We have provided $3.5 million of taxes on earnings we intend to remit. All other earnings are considered permanently reinvested.

NOTE 5—LONG-TERM DEBT AND NOTES PAYABLE

	December 31,
	2009	2008
	(In thousands)
Long-term debt consists of:
Unsecured Debt:
Other notes payable through 2012	$5,916	$11,548
Secured Debt:
Offshore Oil and Gas Construction—debt acquired in vessel acquisition	62,330	—
Power Generation Systems—various notes payable	1,659	1,945
Capitalized lease obligations	13	177

	69,918	13,670
Less: Amounts due within one year	13,204	7,561

Long-term debt	$56,714	$6,109

Notes payable and current maturities of long-term debt consist of:
Short-term lines of credit	$3,066	$1,460
Current maturities of long-term debt	13,204	7,561

Total	$16,270	$9,021

Weighted average interest rate on short-term borrowing	5.3%	7.2%

Maturities of long-term debt during the five years subsequent to December 31, 2009 are as follows: 2010—$13.2 million; 2011—$9.2 million; 2012—$10.5 million; 2013—$6.3 million; and 2014—$30.7 million.

Offshore Oil and Gas Construction

Credit Facility

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

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

The JRMSA Credit Facility contains customary financial covenants relating to leverage and interest coverage and includes covenants that restrict, among other things, debt incurrence, liens, investments, acquisitions, asset dispositions, dividends, prepayments of subordinated debt, mergers, transactions with affiliates and capital expenditures. The capital expenditure annual limits allow us to roll forward amounts not spent under the limits from one year to the next year. However, the amount rolled forward must be spent entirely in the next year and may not be rolled forward again to future years. At December 31, 2009, JRMSA was in compliance with all of the covenants set forth in the JRMSA Credit Facility.

Although there were borrowings made during the year, at December 31, 2009, there were no borrowings outstanding but letters of credit issued under the JRMSA Credit Facility totaled $213.5 million. At December 31, 2009, there was $586.5 million available for borrowings or to meet letter of credit requirements under the JRMSA Credit Facility. If there had been borrowings under this facility, the applicable interest rate at December 31, 2009 would have been 3.75% per year. In addition, JRMSA and its subsidiaries had $301.8 million in outstanding unsecured letters of credit and bank guarantees under separate arrangements with financial institutions at December 31, 2009.

Oceanteam Debt (JRMSA Vessel-Owning Joint Ventures)

In December 2009, JRMSA entered into a vessel-owning joint venture transaction with Oceanteam ASA as discussed in Note 2. As a result of this transaction, we have consolidated notes payable of approximately $62.3 million onto our balance sheet, of which approximately $9.8 million is classified as current notes payable. JRMSA has guaranteed approximately 50% of this debt based on its ownership percentages in the vessel-owning companies.

Unsecured Performance Guarantee (Middle East Operations)

In December 2005, JRMSA, as guarantor, and its subsidiary, J. Ray McDermott Middle East, Inc., (“JRM Middle East”), entered into a $105.2 million unsecured performance guarantee issuance facility with a syndicate of commercial banking institutions to provide credit support for bank guarantees issued in connection with three major projects. On February 3, 2008, JRM Middle East entered into an $88.8 million unsecured performance guarantee issuance facility to replace the $105.2 million facility, which it terminated on February 14, 2008. The outstanding amount under this facility is included in the $301.8 million of outstanding letters of credit referenced above. This facility continues to provide credit support for bank guarantees for the duration of the three projects.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

On an annualized basis, the average commission rate of this facility is less than 1.5%, compared to less than 4.5% for the former facility. JRMSA is also a guarantor of the new facility.

Surety Bonds (Mexico Operations)

In 2007, JRMSA executed a general agreement of indemnity in favor of a surety underwriter based in Mexico relating to surety bonds that underwriter issued in support of contracting activity of J. Ray McDermott de Mèxico, S.A. de C.V., a subsidiary of JRMSA. As of December 31, 2009, bonds issued under this arrangement totaled $13.9 million.

Government Operations

Credit Facility

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

The BWXT Credit Facility contains customary financial and nonfinancial covenants and reporting requirements. The financial covenants require maintenance of a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum debt to capitalization ratio within our Government Operations segment. At December 31, 2009, BWXT was in compliance with all of the covenants set forth in the BWXT Credit Facility.

At December 31, 2009, there were no borrowings outstanding but letters of credit issued under the BWXT Credit Facility totaled $59.0 million. We are presently negotiating a new credit facility with plans to incorporate these outstanding letters of credit into the new facility. At December 31, 2009, there was $76.0 million available for borrowings or to meet letter of credit requirements under the BWXT Credit Facility. If there had been borrowings under this facility, the applicable interest rate at December 31, 2009 would have been 3.50% per year.

Letters of Credit (Nuclear Fuel Services, Inc.)

At December 31, 2009, Nuclear Fuel Services, Inc., a subsidiary of B&W, had approximately $3.7 million in letters of credit issued by various commercial banks on its behalf. The obligations to the commercial banks issuing such letters of credit are secured by cash, short-term certificates of deposit and certain real and intangible assets.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Power Generation Systems

Credit Facility

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

The B&W PGG Credit Facility contains customary financial covenants, including maintenance of a maximum leverage ratio and a minimum interest coverage ratio within our Power Generation Systems segment and covenants that, among other things, restrict the ability of this segment to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. The capital expenditure annual limits allow us to roll forward amounts not spent under the limits from one year to the next year. However, the amount rolled forward must be spent entirely in the next year and may not be rolled forward again to future years. At December 31, 2009, B&W PGG was in compliance with all of the covenants set forth in the B&W PGG Credit Facility.

As of December 31, 2009, there were no outstanding borrowings but letters of credit issued under the B&W PGG Credit Facility totaled $199.2 million. At December 31, 2009, there was $200.8 million available for borrowings or to meet letter of credit requirements under the B&W PGG Credit Facility. If there had been borrowings under this facility, the applicable interest rate at December 31, 2009 would have been 3.25% per year.

Bank Guarantees (Foreign Operations)

Certain foreign subsidiaries of B&W PGG had credit arrangements with various commercial banks for the issuance of bank guarantees. The aggregate value of all such bank guarantees as of December 31, 2009 was $16.5 million.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Restricted Net Assets

Certain of our subsidiaries are restricted in their ability to transfer funds to MII. Such restrictions principally arise from debt covenants, insurance regulations, national currency controls and the existence of minority shareholders. We refer to the proportionate share of net assets, after intercompany eliminations, that may not be transferred to MII as a result of these restrictions, as “restricted net assets.” At December 31, 2009, the restricted net assets of our consolidated subsidiaries were approximately $981.2 million.

NOTE 6—PENSION PLANS AND POSTRETIREMENT BENEFITS

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

Effective December 31, 2009, we adopted the disclosure provisions of FASB Topic 715, Compensation – Retirement Benefits. In accordance with the provisions of this topic, we have disclosed additional information about our assets set aside to fund our pension and postretirement benefit obligations.

Effective December 31, 2007, we adopted the measurement date provision of FASB Topic 715, Compensation – Retirement Benefits, for our plans that were not on a calendar year measurement. In accordance with the provisions of this topic, we recorded a reduction in retained earnings of $1.7 million, net of a related tax benefit of $0.8 million.

We make available other benefits which include postretirement health care and life insurance benefits to certain salaried and union retirees based on their union contracts. Certain subsidiaries provide these benefits to unionized and salaried future retirees.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,672,695	$2,605,717	$141,963	$103,570
Service cost	38,744	37,707	958	282
Interest cost	161,265	153,787	8,718	5,567
Acquisitions	—	94,082	—	45,080
Plan participants’ contributions	287	283	120	—
Amendments	6,141	100	—	—
Settlements	(2,054)	(1,216)	—	—
Actuarial loss (gain)	56,737	(35,303)	2,463	1,958
Foreign currency exchange rate changes	23,154	(36,882)	964	(1,447)
Benefits paid	(150,281)	(145,580)	(9,471)	(13,047)

Benefit obligation at end of period	$2,806,688	$2,672,695	$145,715	$141,963

Change in plan assets:
Fair value of plan assets at beginning of period	$1,951,005	$2,279,984	$27,079	$—
Actual return on plan assets	150,381	(372,553)	3,346	—
Acquisitions	—	67,321	—	27,079
Plan participants’ contributions	287	283	120	—
Company contributions	52,058	160,298	9,719	13,047
Foreign currency exchange rate changes	24,324	(38,748)	—	—
Benefits paid	(150,281)	(145,580)	(9,471)	(13,047)

Fair value of plan assets at the end of period	2,027,774	1,951,005	30,793	27,079

Funded status	$(778,914)	$(721,690)	$(114,922)	$(114,884)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$—	$—	$(9,317)	$(7,317)
Accrued pension liability—current portion	(173,271)	(45,980)	—	—
Accumulated postretirement benefit obligation	—	—	(105,605)	(107,567)
Pension liability	(606,488)	(678,866)	—	—
Prepaid pension	845	3,156	—	—

Accrued benefit liability, net	$(778,914)	$(721,690)	$(114,922)	$(114,884)

Amounts recognized in accumulated comprehensive loss:
Net actuarial loss	$818,036	$855,546	$13,240	$14,906
Prior service cost	21,793	13,176	473	399
Unrecognized transition obligation	—	—	1,054	889

Total before taxes	$839,829	$868,722	$14,767	$16,194

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$2,703,186	$2,596,751	N/A	N/A
Accumulated benefit obligation	$2,589,046	$2,483,189	$145,715	$—
Fair value of plan assets	$1,923,427	$1,871,905	$30,793	$—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$103,502	$75,944	N/A	N/A
Accumulated benefit obligation	$92,812	$67,798	$—	$—
Fair value of plan assets	$104,347	$79,100	$—	$—

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

	Pension Benefits Year Ended December 31,			Other Benefits Year Ended December 31,
	2009(1)	2008	2007(2)	2009	2008	2007(2)
	(In thousands)
Components of net periodic benefit cost:
Service cost	$38,744	$37,707	$37,766	$958	$282	$331
Interest cost	161,265	153,787	149,329	8,718	5,567	5,993
Expected return on plan assets	(148,535)	(184,267)	(172,087)	(1,504)	—	—
Amortization of transition obligation	—	—	—	257	282	273
Amortization of prior service cost	3,135	2,773	3,091	66	73	71
Recognized net actuarial loss	87,016	33,551	45,799	1,716	1,452	1,723

Net periodic benefit cost	$141,625	$43,551	$63,898	$10,211	$7,656	$8,391

(1)	Excludes approximately $2.1 million of income attributable to settlement of previously recorded unfunded pension liabilities.
(2)	Excludes approximately $2.2 million and $0.3 million of net benefit cost for pension benefits and other benefits, respectively, which have been recorded as adjustments to beginning-of-year retained earnings.

Additional Information

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Increase in accumulated other comprehensive loss due to actuarial losses—before taxes	$61,254	$520,589	$612	$1,958

We have recognized in the current fiscal year, and expect to recognize in the next fiscal year, the following amounts in other comprehensive loss as components of net periodic benefit cost:

	Recognized in the Year Ended December 31, 2009		To Be Recognized in the Year Ending December 31, 2010
	Pension	Other	Pension	Other
	(In thousands)
Pension cost in accumulated other comprehensive loss:
Net actuarial loss	$87,016	$1,716	$87,386	$1,463
Prior service cost	3,135	66	3,501	73
Transition obligation	—	257	—	282

	$90,151	$2,039	$90,887	$1,818

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Assumptions

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	6.00%	6.16%	5.58%	6.14%
Rate of compensation increase	3.79%	3.99%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.19%	6.13%	6.11%	5.74%
Expected return on plan assets	7.83%	7.96%	5.41%	—
Rate of compensation increase	4.25%	3.98%	—	—

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan’s portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. We have been using an expected return on plan assets assumption of 8.5% for the majority of our existing pension plan assets (approximately 76% of our total pension assets at December 31, 2009), which is consistent with the long-term asset returns of the portfolio.

Our existing other benefit plans are unfunded, with the exception of the NFS postretirement benefit plans. These plans provide health benefits to certain salaried and hourly employees, as well as retired employees, of NFS. Approximately 84% of total assets for these postretirement benefit plans are contributed into a Voluntary Employees’ Beneficiary Association (“VEBA”) trust.

	2009(1)	2008(1)
Assumed health-care cost trend rates at December 31
Health-care cost trend rate assumed for next year	8.30% – 8.50%	8.50% – 8.60%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2016 – 2028	2016 – 2028

(1)	Assumed health-care cost trend rates and years that the ultimate trends are reached vary among our postretirement benefit arrangements.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Assumed health-care cost trend rates have a significant effect on the amounts we report for our health-care plan. A one-percentage-point change in our assumed health-care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$718	$(623)
Effect on postretirement benefit obligation	$10,616	$(9,281)

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

The investment performance of total portfolios, as well as asset class components, is periodically measured against commonly accepted benchmarks, including the individual investment manager benchmarks. In evaluating investment manager performance, consideration is also given to personnel, strategy, research capabilities, organizational and business matters, adherence to discipline and other qualitative factors that may impact the ability to achieve desired investment results.

Domestic Plans

We sponsor the following domestic defined benefit plans:

•	Retirement Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (covering corporate employees);

•	Retirement Plan for Employees of J. Ray McDermott Holdings, LLC and Participating Subsidiary and Affiliated Companies (the “J. Ray Plan,” covering Offshore Oil and Gas Construction segment employees);

•	Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (covering Power Generation Systems segment employees);

•	Retirement Plan for Employees of Babcock & Wilcox Governmental Operations (covering Government Operations segment employees); and

•	Nuclear Fuel Services, Inc. Retirement Plan for Salaried Employees and Nuclear Fuel Services, Inc. Retirement Plan for Hourly Employees acquired with NFS (the “NFS Plans”).

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

With the exception of the NFS Plans, the assets of the domestic pension plans were commingled for investment purposes and held by the Trustee, The Bank of New York Mellon, in the McDermott Incorporated Master Trust (the “Master Trust”) through December 31, 2009. Effective January 1, 2010, the NFS Plans have been merged into the Master Trust. Substantially all of the assets of the J. Ray Plan, a participating plan in the Master Trust, have been invested in a fixed income securities pool, the average duration of which generally matches the average duration of the liabilities of the Plan. For the years ended December 31, 2009 and 2008, the investment return (loss) on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 9.3% and (19.8%), respectively. These percentages exclude the NFS Plans and J. Ray Plans for both years.

The following is a summary of the domestic pension plans’ asset allocations at December 31, 2009 and 2008 by asset category. The changes in the allocation of assets at December 31, 2008 compared to December 31, 2007 is partially a result of the market volatility in 2008 and does not represent a change in investment strategy.

	2009	2008
Asset Category:
Fixed Income	32%	32%
Equity Securities	25%	16%
Commingled and Mutual Funds	15%	13%
U.S. Government Securities	12%	17%
Partnerships with Security Holdings	10%	11%
Real Estate	4%	6%
Other	2%	5%

Total	100%	100%

The target allocation for 2010 for the domestic plans, by asset class, is as follows:

	J. RAY Plan	Other Plans
Asset Class:
Public Equity	—%	42.5%
Private Equity	—%	10.0%
Fixed Income	100%	38.0%
Real Estate	—%	5.0%
Other	—%	4.5%

Foreign Plans

We sponsor various plans through certain of our foreign subsidiaries. These plans are the J. Ray McDermott, S.A. TCN Employees Pension Plan (the “TCN Plan”), various plans of Babcock & Wilcox Canada, Ltd. (the “Canadian Plans”) and the Diamond Power Specialty Limited Retirement Benefits Plan (the “Diamond UK Plan”).

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The weighted average asset allocations of these plans at December 31, 2009 and 2008 by asset category were as follows:

	2009	2008
Asset Category:
Equity Securities	60%	47%
Fixed Income	37%	51%
Other	3%	2%

Total	100%	100%

The target allocation for 2010 for the foreign plans, by asset class, is as follows:

	TCN Plan	Canadian Plans	Diamond UK Plan
Asset Class:
U. S. Equity	40%	15%	10%
Global Equity	30%	50%	45%
Fixed Income	30%	35%	45%

Fair Value

Effective December 31, 2009 with the additional disclosure provisions of FASB Topic 715, Compensation—Retirement Benefits, the following is a summary of total investments for our plans measured at fair value at December 31, 2009. See Note 16 for a detailed description of fair value measurements and the hierarchy established for valuation inputs.

	12/31/09	Level 1	Level 2	Level 3
	(In thousands)
Pension and Other Benefits:
Fixed Income	$666,225	$23,225	$642,845	$155
Equities	494,719	494,510	—	209
Commingled and Mutual Funds	377,242	74,438	93,905	208,899
U.S. Government Securities	216,886	216,886	—	—
Partnerships with Security Holdings	179,358	—	2,318	177,040
Real Estate	70,048	—	—	70,048
Cash and Accrued Items	54,089	53,502	493	94

Total Assets	$2,058,567	$862,561	$739,561	$456,445

The following is a summary of the changes in the Plans’ Level 3 instruments measured on a recurring basis for the year ended December 31, 2009 (in thousands):

Balance at beginning of period	$483,153
Issuances and acquisitions	29,758
Dispositions	(64,124)
Realized loss	(2,348)
Unrealized gain	10,006

Balance at end of period	$456,445

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Cash Flows

	Domestic Plans		Foreign Plans
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Expected employer contributions to trusts of defined benefit plans:
2010	$166,134	N/A	$2,781	N/A
Expected benefit payments:
2010	$152,212	$14,329	$16,708	$699
2011	$160,556	$14,203	$17,876	$738
2012	$169,565	$13,759	$15,432	$712
2013	$177,162	$13,337	$17,239	$703
2014	$184,366	$13,012	$18,061	$706
2015-2019	$991,665	$52,171	$113,890	$3,419

The expected employer contributions to trusts for 2010 are included in current liabilities at December 31, 2009.

Defined Contribution Plans

We provide benefits under the McDermott International, Inc. Supplemental Executive Retirement Plan (“SERP Plan”), which is a defined contribution plan. We recorded income (expense) related to the SERP Plan of approximately $1.3 million, $1.3 million and $(1.1) million in the years ended December 31, 2009, 2008 and 2007, respectively.

We also provide benefits under the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (“Thrift Plan”). The Thrift Plan generally provides for matching employer contributions of 50% of participants’ contributions up to 6 percent of compensation. These matching employer contributions are typically made in shares of MII common stock. The Thrift Plan also provides for unmatched employer cash contributions to certain employees of our Offshore Oil and Gas Construction segment as well as service-based contributions to salaried corporate employees and salaried employees within our Power Generation Systems and Government Operations segments. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $24.1 million, $22.1 million and $18.6 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Multiemployer Plans

One of the subsidiaries in our Power Generation Systems segment contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. Amounts charged to pension cost and contributed to the plans were $20.6 and $30.4 million in the years ended December 31, 2009 and 2008, respectively, and $32.6 million in the period ended December 31, 2007.

NOTE 7—ASSET SALES AND IMPAIRMENT OF LONG-LIVED ASSETS

We had net losses on sales and impairments totaling $1.3 million during the year ended December 31, 2009, primarily at our Corporate office, including a loss of $0.8 million from the sale of information technology assets. We had gains on the sale of assets and equipment in our Offshore Oil and Gas Construction Segment of $0.7 million, offset by an impairment loss of $0.8 million pertaining to a vessel acquired in the Secunda acquisition.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

We had gains on the sale of assets totaling $12.2 million during the year ended December 31, 2008, primarily in our Power Generation Systems segment, including a gain of $9.6 million associated with the sale of the former location for our Dumbarton, Scotland facility.

During the years ended December 31, 2008 and 2007, we did not record any impairments of property, plant and equipment.

NOTE 8—CAPITAL STOCK

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

We issue shares of our common stock in connection with our 2001 Directors and Officers Long-Term Incentive Plan, our 1996 Officer Long-Term Incentive Plan (and its predecessor programs) and contributions to our Thrift Plan. At December 31, 2009 and 2008, 16,544,638 and 12,484,618 shares of common stock, respectively, were reserved for issuance in connection with those plans.

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

NOTE 9—STOCK PLANS

At December 31, 2009, we had a stock-based employee compensation plan, which is described below. Where required, disclosures have been adjusted for our stock splits effected in the form of a stock dividend in September 2007 and May 2006. See Note 8 for further information regarding our stock splits.

2009 McDermott International, Inc. Long-Term Incentive Plan

In May 2009, our shareholders approved the 2009 McDermott International, Inc. Long-Term Incentive Plan (the “2009 LTIP”). Members of the Board of Directors, executive officers, key employee and consultants are eligible to participate in the plan. The Compensation Committee of the Board of Directors selects the participants

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

for the plan. The plan provides for a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units and performance shares and performance units, subject to satisfaction of specific performance goals. Shares approved under the 2001 Directors and Officers Long-Term Incentive Plan (the “2001 LTIP”) that were not awarded as of the date of approval of the plan, or shares that are subject to awards that are cancelled, terminated, forfeited, expired or settled in cash in lieu of shares, are available for issuance under the 2009 LTIP. In addition, 9,000,000 shares were authorized for issuance through the 2009 LTIP. Options to purchase shares are granted at not less than 100% of the fair market value (average of the high and low trading price) on the date of grant, become exercisable at such time or times as determined when granted and expire not more than seven years after the date of grant.

At December 31, 2009, we had a total of 11,466,682 shares of our common stock available for award under the 2009 LTIP.

2001 Directors and Officers Long-Term Incentive Plan

In May 2009, our shareholders approved the 2009 LTIP. As a result we no longer issue awards under the 2001 LTIP. Members of the Board of Directors, executive officers, key employees and consultants were eligible to participate in the 2001 LTIP. The Compensation Committee of the Board of Directors selected the participants for the plan. The plan provided for a number of forms of stock-based compensation, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock units, performance shares and performance units, subject to satisfaction of specific performance goals. Options to purchase shares were granted at not less than 100% of the fair market value (average of the high and low trading price) on the date of grant, became exercisable at such time or times as determined when granted and expire not more than seven years after the date of the grant. Options granted prior to May expire not more than ten years after the date of the grant. Shares of common stock available to be awarded under the 2001 LTIP are available under the terms of the 2009 LTIP and have been included in the amount available for grant discussed above.

1997 Director Stock Program

Until 2007, we also maintained a 1997 Director Stock Program. Under this program, nonmanagement directors were entitled to receive a grant of options to purchase 2,700 shares of our common stock in the first year of a director’s term and a grant of options to purchase 900 shares in subsequent years of such term at a purchase price equal to the fair market value of one share of our common stock on the date of grant. These options become exercisable, in full, six months after the date of grant and expire ten years from the date of grant. In addition, nonmanagement directors are entitled to receive a grant 1,350 shares of restricted stock in the first year of a director’s term and 450 shares in subsequent years of such term. The shares of restricted stock are subject to payment by the director of a purchase price at par value ($1.00 per share) and to transfer restrictions that lapse at the end of the director’s term. By the terms of the 1997 Director Stock Program, no award may be granted under the program beginning June 6, 2007. As a result, we made our final grants of stock options and restricted stock under the 1997 Directors Stock Program in connection with our Annual Meeting of Stockholders in May 2007. The shares of common stock available to be awarded under the 1997 Director Stock Program are available under the terms of the 2001 LTIP Plan and have been included in the amount available for grant discussed above.

In the event of a change in control of our company, all of these stock-based compensation programs have provisions that may cause restrictions to lapse and accelerate the exercisability of outstanding options.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Total compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Compensation Expense	Tax Benefit	Net Impact
	(Unaudited)
	(In thousands)

	Year Ended December 31, 2009
Stock Options	$3,345	$(1,131)	$2,214
Restricted Stock	5,681	(1,464)	4,217
Performance Shares	19,815	(6,702)	13,113
Performance and Deferred Stock Units	9,151	(3,045)	6,106

Total	$37,992	$(12,342)	$25,650

	Year Ended December 31, 2008
Stock Options	$780	$(239)	$541
Restricted Stock	4,438	(1,046)	3,392
Performance Shares	28,232	(9,121)	19,111
Performance and Deferred Stock Units	2,534	(828)	1,706

Total	$35,984	$(11,234)	$24,750

	Year Ended December 31, 2007
Stock Options	$2,740	$(747)	$1,993
Restricted Stock	904	(21)	883
Performance Shares	19,196	(6,085)	13,111
Performance and Deferred Stock Units	7,165	(2,314)	4,851

Total	$30,005	$(9,167)	$20,838

The impact on basic earnings per share of stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $0.11, $0.11 and $0.09 per share, respectively, and on diluted earnings per share was $0.11, $0.11 and $0.09 per share, respectively.

As of December 31, 2009, total unrecognized estimated compensation expense related to nonvested awards was $31.3 million, net of estimated tax benefits of $17.2 million. The components of the total gross unrecognized estimated compensation expense of $48.5 million and their expected weighted-average periods for expense recognition are as follows (amounts in millions; periods in years):

	Amount	Weighted- Average Period
Stock options	$11.3	1.3
Restricted stock	$5.7	1.1
Restricted stock units	$15.5	1.5
Performance shares	$15.6	.7
Performance and deferred stock units	$0.4	.4

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Stock Options

The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.03%	N/A	4.51%
Expected volatility	0.78	N/A	0.50
Expected life of the option in years	4.63	N/A	5.28
Expected dividend yield	0.0%	N/A	0.0%

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

The following table summarizes activity for our stock options for the year ended December 31, 2009 (share data in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	1,320	$4.52
Granted	1,507	11.57
Exercised	(307)	3.61
Cancelled/expired/forfeited	(9)	21.77

Outstanding at end of period	2,511	$8.94	5.0 Years	$38.5

Exercisable at end of period	1,013	$4.80	3.4 Years	$19.7

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of each period and the exercise price of the options. This amount changes based on the fair market value of our common stock.

The weighted-average fair value of the stock options granted in the years ended December 31, 2009 and 2007 was $11.57 and $14.48, respectively. There were no stock options granted in the year ended December 31, 2008. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $2.2 million and $4.3 million, respectively. No stock options vested in 2009.

During the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of stock options exercised was $5.6 million, $81.5 million and $134.9 million, respectively. We recorded cash received in the

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

years ended December 31, 2009, 2008 and 2007 from the exercise of these stock options totaling $0.2 million, $9.6 million and $15.2 million, respectively.

The actual tax benefits realized related to the stock options exercised during the years ended December 31, 2009 and 2008 were $1.8 million and $17.2 million, respectively. Tax benefits related to stock options exercised and restricted stock lapses were deferred at December 31, 2007 until utilization of the net operating losses caused the benefits to be realized. Therefore, no actual tax benefits were recognized during the year ended December 31, 2007.

Restricted Stock

Nonvested restricted stock awards as of December 31, 2009 and changes during the year ended December 31, 2009 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	343	$40.94
Granted	61	18.15
Vested	(178)	15.78
Cancelled/forfeited	(4)	52.65

Nonvested at end of period	222	$40.88

The actual tax benefits realized related to the restricted stock lapsed during the years ended December 31, 2009 and 2008 were $3.4 million and $3.3 million, respectively. As discussed above, tax benefits related to stock options exercised and restricted stock lapses were deferred at December 31, 2007 until utilization of the net operating losses caused the benefits to be realized. Therefore, no actual tax benefits were recognized during the year ended December 31, 2007.

Restricted Stock Units

Nonvested restricted stock units as of December 31, 2009 and changes during the year ended December 31, 2009 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	0	$	N/A
Granted	1,594		11.22
Vested	(101)		10.85
Cancelled/forfeited	(15)		21.54

Nonvested at end of period	1,478		$11.25

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Performance Shares

Nonvested performance share awards as of December 31, 2009 and changes during the year ended December 31, 2009 were as follows (share data in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	2,341	$33.41
Granted	882	15.28
Vested	(1,361)	22.72
Cancelled/forfeited	(17)	40.94

Nonvested at end of period	1,845	$32.57

For awards made in 2007 and 2008, the actual number of shares earned by each participant is dependent upon achievement of certain consolidated operating income targets over the three-year performance periods. The awards actually earned will range from zero to 150% of the targeted number of performance shares, to be determined upon completion of the three-year performance period.

For awards made in 2009, the actual number of shares earned by each participant is dependent upon (1) achievement of certain consolidated operating income targets and (2) total shareholder return relative to our peers over the three-year performance periods. The awards actually earned will range from zero to 200% of the targeted number of performance shares, to be determined upon completion of the three-year performance period.

The intrinsic value of performance shares vesting during the year ended December 31, 2009 was $25.0 million. No performance shares vested during the years ended December 31, 2008 and 2007.

Performance and Deferred Stock Units

Nonvested performance and deferred stock unit awards as of December 31, 2009 and changes during the year ended December 31, 2009 (share data in thousands; amounts in millions):

	Number of Units	Aggregate Intrinsic Value
Nonvested at beginning of period	239
Granted	—
Vested	(124)
Cancelled/forfeited	(2)

Nonvested at end of period	113	$2.7

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value recorded as a liability at December 31, 2009 in the consolidated balance sheets. During the years ended December 31, 2009, 2008 and 2007, we paid $2.3 million, $6.5 million and $4.7 million, respectively, for the settlement of vested performance and deferred stock units.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Thrift Plan

On November 12, 1991, 15,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan for Employees of McDermott Incorporated and Participating Subsidiary and Affiliated Companies (the “Thrift Plan”). On October 11, 2002, an additional 15,000,000 of the authorized and unissued shares of MII common stock were reserved for issuance for the employer match to the Thrift Plan. Those matching employer contributions equal 50% of the first 6% of compensation, as defined in the Thrift Plan, contributed by participants, and fully vest and are nonforfeitable after three years of service or upon retirement, death, lay-off or approved disability. The Thrift Plan allows employees to sell their interest in MII’s common stock fund at any time, except as limited by applicable securities laws and regulations. During the years ended December 31, 2009, 2008 and 2007, we issued 941,348, 412,947 and 333,939 shares, respectively, of MII’s common stock as employer contributions pursuant to the Thrift Plan. At December 31, 2009, 5,077,956 shares of MII’s common stock remained available for issuance under the Thrift Plan.

NOTE 10—CONTINGENCIES AND COMMITMENTS

Investigations and Litigation

On January 29, 2010, Michelle McMunn, Cara D. Steele and Yvonne Sue Robinson filed suit against B&W PGG, Babcock & Wilcox Technical Services Group, Inc., formerly known as B&W Nuclear Environmental Services, Inc. (together with B&W PGG, the “B&W Parties”) and Atlantic Richfield Company (“ARCO”) in the United States District Court for the Western District of Pennsylvania (the “McMunn Litigation”). The plaintiffs in the McMunn Litigation allege, among other things, that they suffered personal injuries and property damage as a result of alleged radioactive and non-radioactive releases relating to the operation, remediation and/or decommissioning of two former nuclear fuel processing facilities located in Apollo and Parks Township, Pennsylvania. Those facilities previously were owned by Nuclear Materials and Equipment Company, a former subsidiary of ARCO (“NUMEC”) which was acquired by B&W PGG. The plaintiffs in the McMunn Litigation seek compensatory and punitive damages.

At the time of ARCO’s sale of NUMEC to B&W PGG, B&W PGG received an indemnity and hold harmless agreement from ARCO from claims or liabilities arising as a result of pre-closing NUMEC or ARCO actions.

We intend to vigorously defend this matter, and believe that in the event of liability, if any, the claims alleged in the McMunn Litigation will be resolved within the limits of coverage of our insurance policies and/or the ARCO indemnity.

As disclosed in our filings with the SEC in 2009, B&W PGG settled approximately 245 personal injury and wrongful death claims, as well as approximately 125 property damage claims, alleging injury and damage as a result of alleged releases relating to these two facilities. In connection with that settlement, the B&W Parties are pursuing recovery in the matter of The Babcock & Wilcox Company et al. v. American Nuclear Insurers et al. (the “ANI Litigation”) from their insurer, American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters, of the amounts paid in settlement of that prior action. The ANI Litigation is pending before the Court of Common Pleas of Allegheny County, Pennsylvania. No trial date has been set in the matter.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Other Litigation and Settlements

On November 17, 2008, December 5, 2008 and January 20, 2009, three separate alleged purchasers of our common stock during the period from February 27, 2008 through November 5, 2008 filed purported class action complaints against MII, Bruce Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (the Chief Financial Officer of MII) in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to the operational and financial status of three ongoing construction contracts in our Offshore Oil and Gas Construction segment for the installation of pipelines off the coast of Qatar. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. The three cases were consolidated and transferred to the United States District Court for the Southern District of Texas. In May 2009, the plaintiffs filed an amended consolidated complaint, which, among other things, added Robert A. Deason (JRMSA’s former President and Chief Executive Officer) as a defendant in the proceedings. In July 2009, MII and the other defendants filed a motion to dismiss the complaint. The plaintiffs filed two responses to the motion to dismiss: (1) a motion to convert the motion to dismiss to a motion for summary judgment and granting the plaintiffs leave to conduct discovery, which motion was denied in August 2009; and (2) an opposition to the motion to dismiss. In September 2009, the Court advised us that the motion to dismiss has been referred to a Magistrate Judge. On February 23, 2010 the Magistrate Judge entered a Memorandum and Recommendation on Defendants’ Motion to Dismiss. The Magistrate Judge found that plaintiffs had failed to state a claim for relief under the securities laws and therefore recommended to the District Court that the Defendants’ Motion to Dismiss be granted. The plaintiffs have fourteen days from the date of service of the Magistrate Judge’s Memorandum and Recommendation in which to file any written objections to the proposed findings and recommendation of the Magistrate Judge. After that time period has elapsed, the Court will rule on the motion to dismiss. We believe the substantive allegations contained in the consolidated complaints are without merit, and we intend to defend against these claims vigorously.

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

An action entitled Iroquois Falls Power Corp. v. Jacobs Canada Inc., et al., was filed in the Superior Court of Justice, in Ontario, Canada, on June 1, 2005. Iroquois Falls Power Corp. (“Iroquois”) seeks damages of approximately $14 million (Canadian) as a result of an alleged breach by one of our former subsidiaries in connection with the supply and installation of heat recovery steam generators. McDermott Incorporated, which provided a guarantee to certain obligations of the former subsidiary, and two bonding companies with whom MII entered into an indemnity arrangement, were also named as defendants. In March 2007, the Superior Court granted summary judgment in favor of all defendants and dismissed all claims of Iroquois, which appealed the ruling. Subsequently, the Court of Appeals for Ontario upheld the summary judgment, but sent the case back to the Superior Court of Justice to allow Iroquois an opportunity to amend its complaint to assert new claims. The Superior Court of Justice; however, denied Iroquois’ request to amend its complaint and assert new claims against the defendants based on a breach of contractual warranty. Iroquois appealed the Superior Court’s decision

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

and, in June 2009, the Court of Appeals for Ontario reversed the decision and sent the case back to the Superior Court for Iroquois to file an amended complaint on those new claims. In January 2010, our notice to appeal the Court of Appeals’ decision was dismissed by the Supreme Court.

In a proceeding entitled Antoine, et al. vs. J. Ray McDermott, Inc., et al., filed in the 24th Judicial District Court, Jefferson Parish, Louisiana, approximately 88 plaintiffs filed suit against approximately 215 defendants, including JRMI and Delta Hudson Engineering Corporation (“DHEC”), another affiliate of ours, generally alleging injuries for exposure to asbestos, and unspecified chemicals, metals and noise while the plaintiffs were allegedly employed as Jones Act seamen. On January 10, 2007, the District Court dismissed the Plaintiffs’ claims, without prejudice to their right to refile their claims. On January 29, 2007, in a matter entitled Boudreaux, et al v. McDermott, Inc., et al., originally filed in the United States District Court for the Southern District of Texas, 21 plaintiffs originally named in the Antoine matter filed suit against JRMI, MI and approximately 30 other employer defendants, alleging Jones Act seaman status and generally alleging exposure to welding fumes, solvents, dyes, industrial paints and noise. Boudreaux was transferred to the United States District Court for the Eastern District of Louisiana on May 2, 2007. The District Court entered an order in September 2007 staying the matter until further order of the court due to the bankruptcy filing of one of the co-defendants. Additionally, on January 29, 2007, in a matter entitled Antoine, et al. v. McDermott, Inc., et al., filed in the 164th Judicial District Court for Harris County, Texas, 43 plaintiffs originally named in the Antoine matter filed suit against JRMI, MI and approximately 65 other employer defendants and 42 maritime products defendants, alleging Jones Act seaman status and generally alleging personal injuries for exposure to asbestos and noise. On April 27, 2007, the District Court entered an order staying all activity and deadlines in this matter other than service of process and answer/appearance dates until further order of the court. The plaintiffs filed a motion to lift the stay on February 20, 2009, which is pending before the District Court. The plaintiffs seek monetary damages in an unspecified amount in both cases and attorneys’ fees in the new Antoine case.

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The Department of Environmental Protection of the Commonwealth of Pennsylvania (“PADEP”) advised us in March 1994 that it would seek monetary sanctions and remedial and monitoring relief related to the Parks Facilities. The relief sought is related to potential groundwater contamination resulting from previous operations at the facilities. These facilities are currently owned by a subsidiary in our Government Operations segment. PADEP has advised us that it does not intend to assess any monetary sanctions, provided our Government Operations segment continues its remediation program for the Parks Facilities. Whether additional nonradiation contamination remediation will be required at the Parks Facility remains unclear. Results from sampling completed by our Government Operations segment have indicated that such remediation may not be necessary. Our Government Operations segment continues to evaluate closure of the groundwater issues pursuant to applicable Pennsylvania law.

We perform significant amounts of work for the U.S. Government under both prime contracts and subcontracts and operate certain facilities that are licensed to possess and process special nuclear materials. As a result of these activities, we are subject to continuing reviews by governmental agencies, including the U.S. Environmental Protection Agency and the NRC.

The NRC’s decommissioning regulations require our Government Operations segment to provide financial assurance that it will be able to pay the expected cost of decommissioning each of its facilities at the end of its service life. We will continue to provide financial assurance aggregating $33.7 million during the year ending December 31, 2010 with existing letters of credit for the ultimate decommissioning of all of these licensed facilities, except two. These two facilities, which represent the largest portion of our eventual decommissioning costs, have provisions in their government contracts pursuant to which substantially all of our decommissioning costs and financial assurance obligations are covered by the U.S. Department of Energy, including the costs to complete the decommissioning projects underway at the facility in Erwin, Tennessee.

At December 31, 2009 and 2008, we had total environmental reserves (including provisions for the facilities discussed above) of $53.2 million and $41.9 million, respectively. Of our total environmental reserves at December 31, 2009 and 2008, $5.4 million and $8.9 million, respectively, were included in current liabilities. Inherent in the estimates of those reserves and recoveries are our expectations regarding the levels of contamination, decommissioning costs and recoverability from other parties, which may vary significantly as decommissioning activities progress. Accordingly, changes in estimates could result in material adjustments to our operating results, and the ultimate loss may differ materially from the amounts that we have provided for in our consolidated financial statements.

Operating Leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2009 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2010	$16,101
2011	$12,725
2012	$14,863
2013	$13,187
2014	$12,330
Thereafter	$94,308

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Total rental expense for the years ended December 31, 2009, 2008 and 2007 was $62.5 million, $75.7 million and $66.9 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

Other

Warranty Claim (Power Generation Systems Segment)

One of our Canadian subsidiaries has received notice of a warranty claim on one of its projects on a contract executed in 1998. This situation relates to technical issues concerning components associated with nuclear steam generators. Data collection and analysis can only be performed at specific time periods when the power plant is scheduled to be off-line for maintenance. We also received a notice from the customer during October 2008, and, during November 2008, we responded to the notice by disagreeing with the matters stated in the claim and disputing the claim. This project included a limited-term performance bond totaling approximately $140 million for which we entered into an indemnity arrangement with the surety underwriters. It is possible that our subsidiary may incur warranty costs in excess of amounts provided for as of December 31, 2009. It is also possible that a claim could be initiated by our subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from our subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from our subsidiary, we believe that our subsidiary would have adequate liquidity to satisfy its obligations. However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

Surety Bonds (Power Generation Systems Segment)

In June 2008, MII, B&W PGG and McDermott Holding, Inc. jointly executed a general agreement of indemnity in favor of a surety underwriter relating to surety bonds that underwriter issued in support of B&W PGG’s contracting activity. As of December 31, 2009, bonds issued under this arrangement totaled approximately $98.5 million. Any claim successfully asserted against the surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and McDermott Holdings, Inc. under the indemnity agreement.

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

NOTE 11—RELATED-PARTY TRANSACTIONS

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

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Each of Messrs. John A. Fees, Michael S. Taff, Brandon C. Bethards, Robert A. Deason, Stephen Johnson, Dennis Baldwin, Preston Johnson, James C. Lewis, John T. Nesser and Ms. Liane K. Hinrichs, each an executive officer of our company, has irrevocably elected to satisfy withholding obligations relating to all or a portion of any applicable federal, state or other taxes that may be due on the vesting in the year ending December 31, 2010 of certain shares of restricted stock, restricted stock units and performance shares awarded under various long-term incentive plans by returning to us the number of such vested shares having a fair market value equal to the amount of such taxes. These elections, which apply to an aggregate of 149,504 shares held by Mr. Fees, 54,519 shares held by Mr. Taff, 70,854 shares held by Mr. Bethards, 30,995 shares held by Mr. S. Johnson, 57,740 shares held by Mr. Deason, 21,270 shares held by Mr. Baldwin, 48,366 shares held by Ms. Hinrichs, 9,297 shares held by Mr. P. Johnson, 16,712 shares held by Mr. Lewis and 65,048 shares held by Mr. Nesser, are subject to approval of the Compensation Committee of our Board, which approval was granted. In the year ended December 31, 2009, a similar election was made which applied to an aggregate of 110,940 shares held by Mr. Fees, 27,047 shares held by Mr. Taff, 32,477 shares held by Mr. Bethards, 156,540 shares held by Mr. Deason, 700 shares held by Mr. Baldwin, 23,177 shares held by Ms. Hinrichs, 900 shares held by Mr. P. Johnson, 18,664 shares held by Mr. Lewis and 44,837 shares held by Mr. Nesser, that vested in the year ended December 31, 2009. Those elections were also approved by the Compensation Committee. We expect any transfers reflecting shares of restricted stock returned to us will be reported in the SEC filings made by those transferring holders who are obligated to report transactions in our securities under Section 16 of the Securities Exchange Act of 1934.

See Note 3 for additional transactions with unconsolidated affiliates.

NOTE 12—RISKS AND UNCERTAINTIES

Percentage-of-Completion Accounting

As of December 31, 2009, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not rise to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, pipeline lay rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows.

Liquidated Damages (Offshore Oil and Gas Construction Segment)

Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. As of December 31, 2009, we have contingent liabilities for liquidated damages aggregating approximately $117 million based on our failure to meet such specified contractual milestone dates, all in our Offshore Oil and Gas Construction segment, of which $18 million has been recorded in our financial statements. We do not believe any additional amounts for these potential liquidated damages are probable of being paid by us. The trigger dates for these potential liquidated damages range from June of 2008 to September of 2009. We are in active discussions with our customers on the

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

issues giving rise to delays in these projects, and we believe we will be successful in obtaining schedule extensions that should resolve the potential for additional liquidated damages being incurred. However, we may not achieve relief on some or all of the issues.

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

Suspended Operations (Nuclear Fuel Services, Inc.)

In December 2009 our subsidiary Nuclear Fuel Services, Inc. which we purchased in December of 2008, implemented a suspension of some operations at its Erwin, Tennessee manufacturing facility while implementing organizational, facility and management changes to enhance safety controls and processes. These changes were developed following consultation with the NRC, as confirmed in the NRC’s January 7, 2010 confirmatory action letter to Nuclear Fuel Services, Inc. Suspended operations include production operations, the commercial development line and the highly-enriched uranium down-blending facility. These operations are expected to be brought back on line following third-party review, which has been completed, and NRC review of the safety improvement implementations. Subject to these reviews we expect that the production operations and the highly-enriched uranium down-blending facility which represent a significant portion of our operations, will be back on line by the end of March 2010, and the commercial development line will be back on line by the end of January 2011. If we experience delays in bringing these facilities back on line, such delays could have a material adverse impact on our 2010 results of operations, financial position and cash flow. In addition, there can be no assurance that we will not have to suspend our operations in the future to implement additional changes to enhance our safety controls and processes in order to comply with applicable laws and regulations.

NOTE 13—FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

Our Offshore Oil and Gas Construction segment’s principal customers are businesses in the offshore oil, natural gas and hydrocarbon processing industries and other offshore construction companies. The primary customer of our Government Operations segment is the U.S. Government, including some of its contractors. Our Power Generation Systems segment’s major customers are large utilities. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic or other conditions. In addition, we and many of our customers operate worldwide and are therefore exposed to risks associated with the economic and political forces of various countries and geographic areas. Approximately 56% of our trade receivables are due from foreign customers. See Note 17 for additional information about our operations in different geographic areas. We generally do not obtain any collateral for our receivables.

We believe that our provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2009 and 2008, the allowance for possible losses that we deducted from accounts receivable—trade on the accompanying balance sheet was $6.5 million and $2.7 million, respectively.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

NOTE 14—INVESTMENTS

The following is a summary of our available-for-sale securities at December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$163,310	$166	$(10)	$163,466
Money market instruments and short-term investments	7,445	21	—	7,466
Asset-backed securities and collateralized mortgage obligations(1)	17,677	—	(7,122)	10,555
Corporate and foreign government bonds and notes	47,147	89	(5)	47,231

Total(2)	$235,579	$276	$(7,137)	$228,718

(1)	Included in our asset-backed securities and collateralized mortgage obligations is approximately $7.5 million of commercial paper secured by mortgaged-backed securities. These investments originally matured in August 2007 but were extended.

We changed our investment policy effective in August 2007 to no longer make new investments in asset-backed securities or asset-backed commercial paper. These investments represented approximately 1.0% of our total cash and cash equivalents and investments at December 31, 2009.

(2)	Fair value of $32.5 million pledged to secure payments under certain reinsurance agreements.

The following is a summary of our available-for-sale securities at December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government agencies	$282,509	$2,911	$—	$285,420
Money market instruments and short-term investments	59,894	—	(547)	59,347
Asset-backed securities and collateralized mortgage obligations(1)	21,298	—	(9,923)	11,375
Corporate and foreign government bonds and notes	95,962	—	(1,419)	94,543

Total(2)	$459,663	$2,911	$(11,889)	$450,685

(1)	Included in our asset-backed securities and collateralized mortgage obligations is approximately $6 million of commercial paper secured by mortgaged-backed securities. These investments originally matured in August 2007 but were extended.

We changed our investment policy effective in August 2007 to no longer make new investments in asset-backed securities or asset-backed commercial paper. These investments represented approximately 1.1% of our total cash and cash equivalents and investments at December 31, 2008.

(2)	Fair value of $30.9 million pledged to secure payments under certain reinsurance agreements.

At December 31, 2009, our available-for-sale debt securities had contractual maturities primarily in 2010 and 2011.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Year Ended December 31, 2009	$471,676	$—	$124
Year Ended December 31, 2008	$1,529,068	$1,492	$—
Year Ended December 31, 2007	$2,311,730	$177	$—

NOTE 15—DERIVATIVE FINANCIAL INSTRUMENTS

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity (deficit) as a component of accumulated other comprehensive loss, until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. The ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in earnings. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other income (expense)—net in our consolidated statements of income.

We have designated all of our forward contracts as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in spot exchange rates of firm commitments related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between spot exchange rates and forward exchange rates. Ineffective portions of our forward contracts are recorded in other income (expense)—net on our Consolidated Statements of Income. At December 31, 2009, we had deferred approximately $3.7 million of net losses on these derivative financial instruments in accumulated other comprehensive loss. We expect to recognize approximately $1.5 million of this amount in the next 12 months.

At December 31, 2009, all of our derivative financial instruments consisted of foreign currency forward-exchange contracts, and foreign currency options. The notional value of our forward contracts totaled $298.3 million at December 31, 2009, with maturities extending to December 2011. These instruments consist primarily of contracts to purchase or sell Euros or Canadian Dollars. The fair value of these contracts totaled ($0.4) million, all of which are Level 2 in nature (See Note 16). The fair value of our foreign currency option contracts totaled $4.7 million at December 31, 2009, which is included in other current assets on our consolidated balance sheets. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. However, when possible, we enter into International Swaps and Derivative Association, Inc. agreements with our hedge counterparties to mitigate this risk. We also attempt to mitigate this risk by using

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

major financial institutions with high credit ratings and limit our exposure to hedge counterparties based on their credit ratings. The counterparties to all of our derivative financial instruments are financial institutions included in our credit facilities. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under these facilities.

The following tables summarize our derivative financial instruments at December 31, 2009:

	Asset Derivatives December 31, 2009		Liability Derivatives December 31, 2009
	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
	(Unaudited) (In thousands)
Derivatives designated as hedging instruments:
Foreign-exchange contracts	Accounts receivable-other	$3,527	Accounts payable	$4,313
Derivatives not designated as hedging instruments:
Foreign-exchange contracts	Accounts receivable-other	$458	Accounts payable	$65

The Effect of Derivative Instruments on the Statements of Financial Performance

December 31, 2009

(In thousands)

Twelve Months Ended December 31, 2009
Derivatives Designated as Hedges:
Cash Flow Hedges:
Foreign Exchange Contracts:
Amount of gain recognized in other comprehensive income	$14,246
Income (loss) reclassified from accumulated other comprehensive loss into income: effective portion

Location
Revenues	$71
Cost of operations	$2,284
Other—net	$143
Gain (loss) recognized in income: portion excluded from effectiveness testing

Location
Other—net	$(590)
Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Gain (loss) recognized in income:

Location
Other—net	$(6,055)

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

NOTE 16—FAIR VALUES OF FINANCIAL INSTRUMENTS

As discussed in Note 1, we adopted FASB Topic, Fair Value Measurements and Disclosure, January 1, 2008 for fair value measurement of financial instruments and recurring fair value measurements of nonfinancial assets and liabilities. This topic defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. This topic also sets forth the disclosure requirements regarding fair value and establishes a hierarchy for valuation inputs that emphasizes the use of observable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy established by this topic is broken down as follows:

•	Level 1—inputs are based upon quoted prices for identical instruments traded in active markets.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for similar or identical instruments in inactive markets and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar valuation techniques.

The following sections describe the valuation methodologies we use to measure the fair values of our available-for-sale securities and derivatives.

Available-for-Sale-Securities

Investments other than derivatives primarily include U.S. Government and agency securities, money-market funds, mortgage-backed securities and corporate notes and bonds.

In general, and where applicable, we use a pricing service that principally uses a composite of observable prices and quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 and 2 investments. Our Level 3 investment consists of asset-backed commercial paper note backed by a pool of mortgage-backed securities. The fair value of this Level 3 investment was based on the calculation of an overall weighted-average valuation, using the prices of the underlying individual securities. Individual securities in the pool were valued based on market observed prices, where available. If market prices were not available, prices of similar securities backed by similar assets were used. This Level 3 investment did not have any market activity during 2009, and, therefore, the market for this investment was deemed to be inactive as of December 31, 2009. However, the underlying collateral continues to perform favorably, and the investment continues to pay interest on time and in accordance with the terms of the investment.

Our net unrealized gain/loss on investments is currently in an unrealized loss position totaling approximately $6.9 million at December 31, 2009. At December 31, 2008, we had unrealized losses on our investments totaling approximately $9.0 million. The major components of our investments in an unrealized loss

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

position are corporate bonds, asset-backed obligations and commercial paper. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at December 31, 2009.

Derivatives

Level 2 derivative assets and liabilities primarily include over-the-counter options and forwards. These currently consist of foreign exchange rate derivatives. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including foreign exchange forward and spot rates, interest rates and counterparty performance risk adjustments.

At December 31, 2009, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Euros and Canadian Dollars, with a total notional value of $298.3 million and a total fair value of $(0.4) million. In addition, we had foreign currency options outstanding at December 31, 2009 with a fair value of $4.7 million.

Fair Value Measurements

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2009:

	12/31/09	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$4,944	$—	$4,944	$—
Certificates of deposit	2,522	—	2,522	—
U.S. Government and agency securities	163,466	148,683	14,783	—
Asset-backed securities and collateralized mortgage obligations	10,555	—	3,061	7,494
Corporate notes and bonds	47,231	—	47,231	—

Total	$228,718	$148,683	$72,541	$7,494

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2008:

	12/31/08	Level 1	Level 2	Level 3
	(In thousands)
Mutual funds	$4,253	$—	$4,253	$—
Commercial paper	19,080	—	19,080	—
Certificates of deposit	36,014	—	36,014	—
U.S. Government and agency securities	285,420	242,204	43,216	—
Foreign government bonds	5,000	—	5,000	—
Asset-backed securities and collateralized mortgage obligations	11,375	—	3,919	7,456
Corporate notes and bonds	89,543	—	89,543	—

Total	$450,685	$242,204	$201,025	$7,456

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Changes in Level 3 Instrument

The following is a summary of the changes in our Level 3 instrument measured on a recurring basis for the year ended December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$7,456	$18,174
Total realized and unrealized gains (losses):	2,402	—
Included in other income (expense)	4	—
Included in other comprehensive income	2,398	(7,707)
Purchases, issuances, and settlements	—	6
Principal repayments	(2,364)	(3,017)

Balance at end of period	$7,494	$7,456

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

The estimated fair values of our financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In thousands)
Balance Sheet Instruments
Cash and cash equivalents	$899,270	$899,270	$586,649	$586,649
Restricted cash and cash equivalents	$69,920	$69,920	$50,536	$50,536
Investments	$228,718	$228,718	$450,685	$450,685
Debt	$72,984	$73,505	$15,130	$15,221
Forward contracts	$(394)	$(394)	$(26,291)	$(26,291)
Foreign currency options	$4,747	$4,747	$0	$0

NOTE 17—SEGMENT REPORTING

Our reportable segments are Offshore Oil and Gas Construction, Government Operations and Power Generation Systems, as described in Note 1. The operations of our segments are managed separately and each has unique technology, services and customer class.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on operating income exclusive of general corporate expenses, contract and insurance claims provisions, legal expenses and gains (losses) on sales of corporate assets. Other reconciling items to income from continuing operations before provision for income taxes are interest income, interest expense, minority interest and other income (expense)—net.

SEGMENT INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007.

1. Information about Operations in our Different Industry Segments:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
REVENUES(1):
Offshore Oil and Gas Construction	$3,338,488	$3,181,238	$2,445,675
Government Operations	1,032,023	851,019	694,024
Power Generation Systems	1,825,040	2,550,854	2,504,225
Adjustments and Eliminations	(2,474)	(10,688)	(12,314)

	$6,193,077	$6,572,423	$5,631,610

(1)	Segment revenues are net of the following intersegment transfers and other adjustments:

Offshore Oil and Gas Construction Transfers	$633	$9,388	$11,415
Government Operations Transfers	1,839	1,245	776
Power Generation Systems Transfers	2	55	123

	$2,474	$10,688	$12,314

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
OPERATING INCOME:
Segment Operating Income:
Offshore Oil and Gas Construction	$320,618	$147,242	$397,560
Government Operations	113,662	108,851	90,022
Power Generation Systems	144,125	295,345	219,734

	$578,405	$551,438	$707,316

Gains (Losses) on Asset Disposal and Impairments—Net:
Offshore Oil and Gas Construction	$(96)	$2,599	$6,765
Government Operations	(171)	—	1,631
Power Generation Systems	(272)	9,606	(25)

	$(539)	$12,205	$8,371

Equity in Income (Loss) of Investees:
Offshore Oil and Gas Construction	$(3,557)	$(3,661)	$(3,923)
Government Operations	41,051	41,381	31,288
Power Generation Systems	14,043	10,411	14,359

	$51,537	$48,131	$41,724

SEGMENT INCOME:
Offshore Oil and Gas Construction	$316,965	$146,180	$400,402
Government Operations	154,542	150,232	122,941
Power Generation Systems	157,896	315,362	234,068

	$629,403	$611,774	$757,411

Unallocated Corporate	(82,907)	(41,892)	(41,214)

	$546,496	$569,882	$716,197

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
SEGMENT ASSETS:
Offshore Oil and Gas Construction	$1,754,548	$1,570,307	$2,044,740
Government Operations	945,253	771,627	494,707
Power Generation Systems	1,393,806	1,493,495	1,420,162

Total Segment Assets	4,093,607	3,835,429	3,959,609
Corporate Assets	755,503	766,264	451,877

Total Assets	$4,849,110	$4,601,693	$4,411,486

CAPITAL EXPENDITURES:
Offshore Oil and Gas Construction	$170,004	$193,736	$172,580
Government Operations	45,062	16,348	14,117
Power Generation Systems	32,147	33,896	40,218

Segment Capital Expenditures	247,213	243,980	226,915
Corporate Capital Expenditures	16,515	11,711	6,374

Total Capital Expenditures	$263,728	$255,691	$233,289

DEPRECIATION AND AMORTIZATION:
Offshore Oil and Gas Construction	$84,706	$80,148	$54,318
Government Operations	51,588	22,445	19,269
Power Generation Systems	17,859	22,080	21,266

Segment Depreciation and Amortization	154,153	124,673	94,853
Corporate Depreciation and Amortization	3,266	1,460	1,136

Total Depreciation and Amortization	$157,419	$126,133	$95,989

INVESTMENT IN UNCONSOLIDATED AFFILIATES:
Offshore Oil and Gas Construction	$18,605	$8,677	$7,339
Government Operations	3,661	3,926	3,983
Power Generation Systems	64,666	57,701	50,919

Total Investment in Unconsolidated Affiliates	$86,932	$70,304	$62,241

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

2. Information about our Product and Service Lines:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
REVENUES:
Offshore Oil and Gas Construction:
Offshore Operations	$1,164,516	$1,262,921	$1,126,609
Fabrication Operations	499,916	420,958	413,940
Project Services and Engineering Operations	403,840	407,441	303,671
Procurement Activities	1,315,929	1,111,795	618,795
Eliminations	(45,713)	(21,877)	(17,340)

	3,338,488	3,181,238	2,445,675

Government Operations:
Nuclear Component Program	885,507	705,442	619,154
Commercial Operations	98,189	89,857	3,853
Nuclear Environmental Services	33,702	40,352	51,703
Management & Operation Contracts of U.S. Government Facilities	13,174	15,779	18,776
Contract Research	—	46	1,877
Other Government Operations	833	821	708
Eliminations	618	(1,278)	(2,047)

	1,032,023	851,019	694,024

Power Generation Systems:
Original Equipment Manufacturers’ Operations	673,920	1,185,305	1,371,427
Aftermarket Goods and Services	778,075	974,730	829,185
Nuclear Equipment Operations	174,785	187,312	137,864
Boiler Auxiliary Equipment	124,363	138,192	115,855
Operations and Maintenance	70,444	60,171	54,854
Eliminations/Other	3,453	5,144	(4,960)

	1,825,040	2,550,854	2,504,225

Eliminations	(2,474)	(10,688)	(12,314)

	$6,193,077	$6,572,423	$5,631,610

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

3. Information about our Operations in Different Geographic Areas:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
REVENUES(3):
United States	$2,431,661	$2,988,726	$2,986,442
Qatar	1,293,755	804,552	365,410
Saudi Arabia	658,660	298,701	367,651
Canada	312,249	339,372	239,181
Brazil	245,404	140,259	4,536
Thailand	227,723	120,671	130,419
Australia	187,024	189,111	172,838
Vietnam	166,623	369,047	131,438
Malaysia	98,670	186,277	167,125
Indonesia	85,707	98,423	102,560
Russia	62,287	56,315	1,165
Mexico	60,039	42,263	3,657
China	55,103	50,196	32,903
Trinidad	43,805	164,241	36,220
Sweden	40,852	42,576	41,754
Japan	26,904	2,007	3,362
India	24,749	357,026	246,881
Azerbaijan	22,855	146,587	469,984
Norway	21,996	11,467	1,457
Denmark	21,964	31,333	36,382
Germany	15,734	12,893	8,815
United Kingdom	13,341	17,754	10,142
Belgium	2,666	22,777	17,416
Other Countries	73,306	79,849	53,872

	$6,193,077	$6,572,423	$5,631,610

(3)	We allocate geographic revenues based on the location of the customer’s operations.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

PROPERTY, PLANT AND EQUIPMENT, NET(4):
United States	$436,130	$386,389	$333,815
Indonesia	215,186	210,409	145,549
United Arab Emirates	208,061	148,635	154,113
United Kingdom	145,633	46,753	31,412
Canada	126,571	72,443	114,472
Qatar	108,695	57,556	—
Mexico	39,157	48,871	42,607
Singapore	9,204	36,835	9,315
Denmark	8,852	8,549	8,943
India	2,193	1,126	18,912
Australia	34	64	25,458
Dubai	—	27,879	—
Saudi Arabia	—	12,812	—
Trinidad	—	12,178	12,763
Other Countries	37,889	8,360	16,379

	$1,337,605	$1,078,859	$913,738

(4)	Our marine vessels are included in the country in which they were operating as of December 31, 2009.

4. Information about our Major Customers:

In the years ended December 31, 2009, 2008 and 2007, the U.S. Government accounted for approximately 15%, 12% and 12%, respectively, of our total revenues. We have included these revenues in our Government Operations segment.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009 Quarter Ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(In thousands, except per share amounts)
Revenues	$1,493,263	$1,564,999	$1,675,678	$1,459,137
Operating income(1)	$131,206	$147,740	$144,794	$122,756
Equity in income from investees	$9,200	$9,097	$13,050	$20,190
Net income attributable to McDermott International, Inc.	$77,692	$92,555	$118,107	$98,702

Earnings per common share:
Basic:
Net income attributable to McDermott International, Inc.	$0.34	$0.40	$0.51	$0.43
Diluted:
Net income attributable to McDermott International, Inc.	$0.33	$0.40	$0.50	$0.42
(1) Includes equity in income from investees.

	Year Ended December 31, 2008 Quarter Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(In thousands, except per share amounts)
Revenues	$1,450,426	$1,792,646	$1,664,851	$1,664,500
Operating income(1)	$157,112	$231,124	$91,973	$89,673
Equity in income from investees	$10,670	$9,252	$12,521	$15,688
Net income attributable to McDermott International, Inc.	$123,190	$177,539	$85,571	$43,002

Earnings per common share:
Basic:
Net income attributable to McDermott International, Inc.	$0.55	$0.78	$0.38	$0.19
Diluted:
Net income attributable to McDermott International, Inc.	$0.54	$0.77	$0.37	$0.19

(1)	Includes equity in income from investees.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

NOTE 19—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except shares and per share amounts)
Basic:
Net income attributable to McDermott International, Inc.	$387,056	$429,302	$607,828

Weighted average common shares	229,471,020	226,918,776	223,511,880

Basic earnings per common share:
Net income attributable to McDermott International, Inc.	$1.69	$1.89	$2.72

Diluted:
Net income attributable to McDermott International, Inc.	$387,056	$429,302	$607,828

Weighted average common shares (basic)	229,471,020	226,918,776	223,511,880
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	4,155,856	3,475,006	5,230,642

Adjusted weighted average common shares	233,626,876	230,393,782	228,742,522

Diluted earnings per common share:
Net income attributable to McDermott International, Inc.	$1.66	$1.86	$2.66

(1)	At December 31, 2009, and December 31, 2008, we excluded from the diluted share calculation 144,243 and 22,500 shares respectively related to stock options, as their effect would have been antidilutive.

NOTE 20—SPIN-OFF

On December 7, 2009 we announced plans to separate our Government Operations segment and our Power Generation Systems segment into an independent publicly traded company to be named The Babcock & Wilcox Company. We plan to effect the separation through a spin-off transaction that is intended to be tax free to our shareholders.

Because we have concluded that the spin-off is probable, we have recorded one-time termination and severance benefits. In addition, because our severance and termination benefits are payable contingent upon eligible employees remaining with us until completion of the spin-off, we are recognizing severance and termination costs ratably over our estimated service period. As of December 31, 2009 we have accrued approximately $1.5 million in cash-based severance costs and approximately $1.8 million in stock-based severance costs.

McDERMOTT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The following table summarizes our accrued severance liabilities through December 31, 2009 and our estimated liabilities through June 30, 2010:

	Cash-based Severance Costs	Stock-based Severance Costs
	(in thousands)
Balance as of December 31, 2008	$—	$—
Additional accruals	$1,492	$1,787
Payments made during the period	—	—

Retention/severance as of December 31, 2009	$1,492	$1,787
Estimated liabilities January 1—March 31, 2010	8,949	10,720
Estimated liabilities April 1—June 30, 2010	8,949	10,720

Total estimated retention/severance cost through June 30, 2010	$19,390	$23,227

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2009. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2009, and their report is included in Item 9A.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of McDermott International, Inc.:

We have audited the internal control over financial reporting of McDermott International, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/S/ DELOITTE & TOUCHE LLP

Houston, Texas

March 1, 2010

Item 9B.	OTHER INFORMATION

On February 25, 2010, the Compensation Committee of our Board of Directors (our “Compensation Committee”) approved annual base salaries for the officers of McDermott International, Inc. and its two principal subsidiaries, J. Ray McDermott, S.A. and The Babcock & Wilcox Company, effective April 1, 2010. The annual base salaries approved for Messrs. John A. Fees, Michael S. Taff, Brandon C. Bethards, Robert A. Deason, Stephen M. Johnson and John T. Nesser III are included in exhibit 10.17 to this annual report.

The Compensation Committee administers our Executive Incentive Compensation Plan (“EICP”), a cash bonus plan under which our executive officers participate. On February 25, 2010, our Compensation Committee established 2010 target award opportunities and confidential financial performance measures relative to those opportunities for EICP participants, including the persons identified as our named executive officers in accordance with SEC rules. For the year ending December 31, 2010, the target award opportunities for Messrs. John A. Fees, Michael S. Taff, Brandon C. Bethards, Robert A. Deason, Stephen M. Johnson and John T. Nesser III are as follows:

Executive Officer	Target EICP Award Opportunity (as a percentage of 2010 base salary)
John A. Fees	100%
Michael S. Taff	70%
Brandon C. Bethards	70%
Robert A. Deason	70%
Stephen M. Johnson	85%
John T. Nesser III	70%

Except as discussed below, 70% of the 2010 target award opportunity will be attributable to financial performance goals established by the Compensation Committee and 30% of the 2010 target award opportunity will be attributable to individual performance goals. For our EICP participants who are not employed through one of our three operating segments (our corporate executive officers), including Messrs. Fees and Taff, the 2010 target award opportunity will be attributable to completing the previously announced proposed separation of the operations and businesses comprising our Power Generation Systems and Government Operations segments from the rest of our company. Upon the completion of that separation, the target amount would be earned under the 2010 EICP for each of those corporate executive officers, but prorated based on the officer’s actual period of service during 2010 through the effective date of the separation. For our corporate executive officers who are continuing employment following the separation, 70% of the 2010 target award opportunity will be attributable to consolidated operating income and prorated for the balance of 2010.

For all other EICP participants, including Messrs. Bethards, Deason, Johnson and Nesser, and, with respect to the period of employment during 2010 following the proposed separation, our continuing corporate executive officers, the Compensation Committee established principal operating income goals for determining the minimum (60%), target (100%) and maximum (200%) payment a participant would be eligible to earn under the EICP in 2010. The Compensation Committee set the target level financial performance based on management’s internal projections of 2010 operating income. For Messrs. Bethards and Johnson, the Compensation Committee divided the financial performance measure between segment and consolidated operating income, with 50% of the target award opportunity attributable to the operating income of The Babcock & Wilcox Company and J. Ray McDermott, S.A., respectively, and 20% of the target award opportunity attributable to McDermott’s consolidated operating income. For Messrs. Deason and Nesser, the Compensation Committee established the financial performance measures based solely on the operating income of J. Ray McDermott, S.A.

Additionally, on February 25, 2010, our Compensation Committee approved the form of grant agreements to be used in connection with the 2010 grants of restricted stock units and stock options to our officers and key employees pursuant to our 2009 Long-Term Incentive Plan. Copies of the general forms of those agreements are included as exhibits 10.32 and 10.33, respectively, to this annual report.

On February 26, 2010, our Board of Directors adopted Amended and Restated By-Laws which clarify that the vote of a majority of shares of outstanding stock present in person or represented by proxy and entitled to vote and actually voting on the matter is necessary to approve all matters, except where some larger percentage is affirmatively required by applicable law or by the Company’s certificate of incorporation. A copy of the amended and restated By-Laws is attached as exhibit 3.2 to this annual report.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and executive officers is incorporated by reference to the material appearing under the headings “Election of Directors,” “Named Executive Profiles,” and “Executive Officers,” respectively, in the Proxy Statement for our 2010 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit Committee financial experts is incorporated by reference to the material appearing in the “Committee” and “Audit Committee” sections under the heading “Corporate Governance—Board of Directors and Its Committees” in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our code satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted on our web site, www.mcdermott.com/ under “Corporate Governance—Governance Policies—Code of Ethics for Chief Executive Officer and Senior Financial Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to (1) the Equity Compensation Plan Information table appearing in Item 5—“Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report and (2) the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in Note 12 to our consolidated financial statements included in this report is incorporated by reference. Additional information required by this item is incorporated by reference to the material appearing under the heading “Corporate Governance—Director Independence” in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2010” in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report or incorporated by reference:

1.	CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedules I and II are filed with this report. All other schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.

3.	EXHIBITS

Exhibit Number	Description

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-laws.

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Credit Lyonnais New York Branch, as administrative agent, and Credit Lyonnais Securities, as lead arranger and sole bookrunner (incorporated by reference to Exhibit 4.8 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

4.2	First Amendment, dated as of March 18, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated March 18, 2005 (File No. 1-08430)).

Exhibit Number	Description

4.3	Second Amendment, dated as of November 7, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-08430)).

4.4	Third Amendment, dated as of December 22, 2006, to the Revolving Credit Agreement dated as of
December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX
Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch
(formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Annual
Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.5	Fourth Amendment, dated as of March 29, 2007, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-08430)).

4.6	Fifth Amendment, dated as of October 29, 2007, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 29, 2007 (File No. 1-08430)).

4.7	Sixth Amendment dated as of December 11, 2008, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.7 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.8	Credit Agreement dated as of June 6, 2006, by and among J. Ray McDermott, S.A., credit lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Bank of America, N.A., Calyon New York Branch, Fortis Capital Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated June 6, 2006 (File No. 1-08430)).

4.9	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.8 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.10	Second Amendment to Credit Agreement, dated as of December 1, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.9 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

Exhibit Number	Description

4.11	Third Amendment to Credit Agreement, dated as of July 9, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

4.12	Fourth Amendment to Credit Agreement, dated as of July 20, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007 (File No. 1-08430)).

4.13	Fifth Amendment to Credit Agreement, dated as of April 7, 2008, by and between J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated April 7, 2008 (File No. 1-08430)).

4.14	Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of June 6, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated June 6, 2006 (File No. 1-08430)).

4.15	Credit Agreement dated as of February 22, 2006, by and among The Babcock & Wilcox Company, certain lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, National Association, Wachovia Bank, National Association and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K dated February 21, 2006 (File No. 1-08430)).

4.16	First Amendment to Credit Agreement, dated as of July 9, 2007, by and among The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

4.17	Second Amendment to Credit Agreement, dated as of July 20, 2007, by and among The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007 (File No. 1-08430)).

4.18	Pledge and Security Agreement by The Babcock & Wilcox Company and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of February 22, 2006 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K dated February 21, 2006 (File No. 1-08430)).

We and certain of our consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10% of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601 (b) of Regulation S-K, we agree to furnish a copy of those instruments to the Commission on request.

Exhibit Number	Description

10.1*	McDermott International, Inc.’s Executive Incentive Compensation Plan (incorporated by reference to Appendix C to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 3, 2006, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.2*	McDermott International, Inc.’s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.3*	McDermott International, Inc.’s Restated 1996 Officer Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.4*	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.5*	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 3, 2006, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.6*	Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.7*	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.8*	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K dated May 12, 2005 (File No. 1-08430)).

10.9*	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K dated May 12, 2005 (File No. 1-08430)).

10.10*	Form of 2001 LTIP 2006 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

10.11*	Form of 2001 LTIP 2007 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated April 30, 2007 (File No. 1-08430)).

10.12*	Form of 2001 LTIP 2008 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.13*	Form of 2001 LTIP 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

Exhibit Number	Description

10.14*	Form of Change-in-Control Agreement entered into between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.15*	Form of Change-in-Control Agreement entered into between McDermott International, Inc. and several of its executive officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.16*	McDermott International, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.17*	Summary of Named Executive Officer 2010 Salaries and EICP Award Opportunities.

10.18*	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.19*	Form of 2001 LTIP 2009 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.25 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.20*	Form of 2001 LTIP 2009 Stock Options Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.21*	2001 LTIP 2009 Deferred Stock Grant Agreement with Mr. Deason (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.22*	Form of Change-In-Control Agreement entered into between McDermott International, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.23*	Form of 2009 LTIP Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.24*	Form of 2009 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.25*	Form of 2009 LTIP Stock Options Grant Agreement (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.26*	The McDermott International, Inc. Supplemental Executive Retirement Plan, amended effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.27*	2009 McDermott International, Inc. Long-Term Incentive Plan (Effective May 8, 2009) (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement dated March 27, 2009 (File No. 1-08430)).

Exhibit Number	Description

10.28*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.29*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.30*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain executive officers (other than Messrs. Fees or Taff) (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.31*	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain other officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.32*	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement.

10.33*	Form of 2009 LTIP 2010 Stock Options Grant Agreement.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDERMOTT INTERNATIONAL, INC.

	By:	/s/ JOHN A. FEES
March 1, 2010		John A. Fees
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ JOHN A. FEES John A. Fees	Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL S. TAFF Michael S. Taff	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)

/s/ DENNIS S. BALDWIN Dennis S. Baldwin	Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)

/s/ JOHN F. BOOKOUT, III John F. Bookout, III	Director

/s/ ROGER A. BROWN Roger A. Brown	Director

/s/ RONALD C. CAMBRE Ronald C. Cambre	Chairman of the Board and Director

/s/ ROBERT W. GOLDMAN Robert W. Goldman	Director

/s/ STEPHEN G. HANKS Stephen G. Hanks	Director

/s/ OLIVER D. KINGSLEY, JR. Oliver D. Kingsley, Jr.	Director

/s/ D. BRADLEY MCWILLIAMS D. Bradley McWilliams	Director

/s/ RICHARD W. MIES Richard W. Mies	Director

Signature	Title

/s/ THOMAS C. SCHIEVELBEIN Thomas C. Schievelbein	Director

/s/ DAVID A. TRICE David A. Trice	Director

March 1, 2010

Schedule I

McDERMOTT INTERNATIONAL, INC.

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$375	$432
Restricted cash and cash equivalents	1,000	1,000
Accounts receivable—other	143	167
Accounts receivable from subsidiaries	400,648	386,763
Other current assets	270	214

Total Current Assets	402,436	388,576

Investments in Subsidiaries and Other Investees, at Equity	1,605,724	984,517

Notes Receivable from Subsidiaries	720	—

Property, Plant and Equipment	57	66
Less accumulated depreciation	56	65

Net Property, Plant and Equipment	1	1

Investments	33,289	29,657

Other Assets	210	60

TOTAL	$2,042,380	$1,402,811

See accompanying notes to condensed financial information.

Schedule I (continued)

McDERMOTT INTERNATIONAL, INC.

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122	$38
Accrued liabilities—other	376	608
Income taxes payable	1,591	1,621

Total Current Liabilities	2,089	2,267

Notes Payable to Subsidiaries	—	7,000

Accounts Payable to Subsidiaries	207,128	76,023

Other Liabilities	63	1,008

Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $1.00 per share, authorized 400,000,000 shares; issued 236,919,404 and 234,174,088 at December 31, 2009 and 2008, respectively	236,919	234,174
Capital in excess of par value	1,300,998	1,252,848
Retained earnings	951,647	564,591
Treasury stock at cost, 6,168,705 and 5,840,314 at December 31, 2009 and 2008, respectively	(69,370)	(63,026)
Accumulated other comprehensive loss	(612,997)	(672,415)

Stockholders’ Equity—McDermott International, Inc.	1,807,197	1,316,172
Noncontrolling interest	25,903	341

Total Stockholders’ Equity	1,833,100	1,316,513

TOTAL	$2,042,380	$1,402,811

See accompanying notes to condensed financial information.

Schedule I (continued)

McDERMOTT INTERNATIONAL, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Costs and Expenses:
Cost of operations	$19	$(755)	$17
Selling, general and administrative expenses	42,918	21,950	22,248

Total Costs and Expenses	42,937	21,195	22,265

Equity in Income of Subsidiaries and Other Investees	434,668	449,314	633,296

Operating Income	391,731	428,119	611,031

Other Income (Expense):
Interest income	311	743	1,248
Interest expense	(6,061)	(867)	(5,216)
Other income—net	1,136	1,359	1,006

Total Other Income (Expense)	(4,614)	1,235	(2,962)

Income before Provision for Income Taxes	387,117	429,354	608,069
Provision for Income Taxes	61	52	241

Net Income	$387,056	$429,302	$607,828

See accompanying notes to condensed financial information.

Schedule I (continued)

MCDERMOTT INTERNATIONAL, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net Income	$387,056	$429,302	$607,828

Other Comprehensive Income (Loss):
Equity in other comprehensive income (loss) of subsidiaries and other investees	60,063	(392,410)	83,053
Unrecognized gains on benefit obligations:
Amortization of gains included in net income		—	(9)
Unrealized gains on investments:
Unrealized gains arising during the period	(600)	1,926	635
Reclassification adjustment for net gains included in net income	(1)	(6)	(1)

Other Comprehensive Income (Loss)	59,462	(390,490)	83,678
Total Comprehensive Income	446,518	38,812	691,506

Comprehensive Income Attributable to Noncontrolling Interest	(44)	8	—

Comprehensive Income	$446,474	$38,820	$691,506

See accompanying notes to condensed financial information.

Schedule I (continued)

McDERMOTT INTERNATIONAL, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$387,056	$429,302	$607,828
Non-cash items included in net income:
Depreciation and amortization	1	1	1
Equity in income of subsidiaries and other investees, net of dividends	(434,668)	(424,914)	(633,296)
Provision for deferred taxes	61	—	(240)
Other, net	42,396	39,885	28,598
Changes in assets and liabilities:
Accounts and notes receivable	(13,861)	(209,771)	(134,748)
Accounts and notes payable	24,189	(6,211)	12,006
Payable to subsidiaries	—	—	(4,824)
Income taxes	(30)	21	(2,460)
Other, net	(1,445)	(1,986)	(6,516)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,699	(173,673)	(133,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	—	545	(539)
Net (increase) decrease in available-for-sale securities	(3,194)	(555)	4,113
Capital contributions to subsidiaries	(49,389)	—	—
Investments in equity investees	—	—	(1)
Return of capital from equity investees	5,164	164,654	113,613
Sale of investment in equity investee	—	(293)	—
(Increase) decrease in loans to subsidiaries	(720)	50	—
Other, net	(659)	29	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(48,798)	164,430	117,186

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,042	9,624	15,219
Dividends received from subsidiary	44,000	—	—

Other, net	—	—	4

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,042	9,624	15,223

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57)	381	(1,242)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	432	51	1,293

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$375	$432	$51

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including intercompany interest (net of amount capitalized)	$6,061	$867	$5,216
Income taxes (net of refunds)	$61	$32	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Settlement of note payable against dividend declared by promisee	$7,000	$—	$—

See accompanying notes to condensed financial information.

Schedule I (continued)

McDERMOTT INTERNATIONAL, INC.

(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL INFORMATION

DECEMBER 31, 2009

NOTE 1—BASIS OF PRESENTATION

The accompanying financial statements have been prepared to present the unconsolidated financial position, results of operations and cash flows of McDermott International, Inc. (“MII”). Investments in subsidiaries and other investees are stated under the equity basis of accounting, which is at cost plus equity in undistributed earnings from date of acquisition. These Parent Company Only financial statements should be read in conjunction with McDermott International, Inc.’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Certain of our subsidiaries are restricted in their ability to transfer funds to MII. Such restrictions principally arise from debt covenants, insurance regulations, national currency controls and the existence of minority shareholders. We refer to the proportionate share of net assets, after intercompany eliminations, that may not be transferred to MII as a result of these restrictions as “restricted net assets.” At December 31, 2009, the restricted net assets of our consolidated subsidiaries were approximately $981.2 million.

NOTE 2—CONTINGENCIES

As of December 31, 2009, MII had outstanding performance guarantees for two contracts executed by one of the Canadian subsidiaries of Babcock & Wilcox Power Generation Group, Inc. (“B&W PGG”). The total contract value of these projects was approximately $286 million, and the warranty periods extend to the years 2023 and 2024. These projects have been completed and are in the warranty periods.

Additionally, as of December 31, 2009, MII had an outstanding performance guarantee for a contract executed by B&W PGG with TXU Corp. The total contract value of this project is approximately $138 million, and the warranty period is expected to expire during or before 2014.

Also, as of December 31, 2009, MII had an outstanding performance guarantee for an operating and management contract executed by one of B&W PGG’s subsidiaries. The original contract was entered into in 1989 and expired in September 2009. B&W PGG is also a guarantor on this contract. The estimated revenues subject to the guarantee are approximately $30 million per year. In June 2007, the contract was extended for two consecutive ten year periods, with some opt-out provisions, and the full renewal of the contract will occur in 2009.

In June 2008, MII, B&W PGG and McDermott Holding, Inc. jointly executed a general agreement of indemnity in favor of a surety underwriter relating to surety bonds that underwriter issued in support of B&W PGG’s contracting activity. As of December 31, 2009, bonds issued under this arrangement totaled approximately $98.5 million. Any claim successfully asserted against the surety by one or more of the bond obligees would likely be recoverable from MII, B&W PGG and McDermott Holdings, Inc. under the indemnity agreement.

MII has agreed to indemnify certain surety companies for obligations of various subsidiaries of MII under surety bonds issued to meet various contracting and statutory requirements. As of December 31, 2009, the aggregate outstanding amount of surety bonds that were guaranteed by MII and issued in connection with the business operations of its subsidiaries was approximately $9.2 million.

Schedule I (continued)

One of our Canadian subsidiaries has received notice of a warranty claim on one of its projects on a contract executed in 1998. This situation relates to technical issues concerning components associated with nuclear steam generators. Data collection and analysis can only be performed at specific time periods when the power plant is scheduled to be off-line for maintenance. We also received a notice from the customer during October 2008, and, during November 2008, we responded to the notice by disagreeing with the matters stated in the claim and disputing the claim. This project included a limited-term performance bond totaling approximately $140 million for which we entered into an indemnity arrangement with the surety underwriters. It is possible that our subsidiary may incur warranty costs in excess of amounts provided for as of December 31, 2009. It is also possible that a claim could be initiated by our subsidiary’s customer against the surety underwriter should certain events occur. If such a claim were successful, the surety could seek to recover from our subsidiary the costs incurred in satisfying the customer claim. If the surety seeks recovery from our subsidiary, we believe that our subsidiary would have adequate liquidity to satisfy its obligations. However, the ultimate resolution of this possible claim is uncertain, and an adverse outcome could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

On November 17, 2008, December 5, 2008 and January 20, 2009, three separate alleged purchasers of our common stock during the period from February 27, 2008 through November 5, 2008 filed purported class action complaints against MII, Bruce Wilkinson (MII’s former Chief Executive Officer and Chairman of the Board), and Michael S. Taff (the Chief Financial Officer of MII) in the United States District Court for the Southern District of New York. Each of the complaints alleges that the defendants violated federal securities laws by disseminating materially false and misleading information and/or concealing material adverse information relating to the operational and financial status of three ongoing construction contracts in our Offshore Oil and Gas Construction segment for the installation of pipelines off the coast of Qatar. Each complaint seeks relief, including unspecified compensatory damages and an award for costs and expenses. The three cases were consolidated and transferred to the United States District Court for the Southern District of Texas. In May 2009, the plaintiffs filed an amended consolidated complaint, which, among other things, added Robert A. Deason (JRMSA’s former President and Chief Executive Officer) as a defendant in the proceedings. In July 2009, MII and the other defendants filed a motion to dismiss the complaint. The plaintiffs filed two responses to the motion to dismiss: (1) a motion to convert the motion to dismiss to a motion for summary judgment and granting the plaintiffs leave to conduct discovery, which motion was denied in August 2009; and (2) an opposition to the motion to dismiss. In September 2009, the Court advised us that the motion to dismiss has been referred to a magistrate. We anticipate that the magistrate will make a recommendation to the Court as to whether to grant or deny the motion to dismiss and, thereafter, the Court will rule on the motion to dismiss. We believe the substantive allegations contained in the consolidated complaints are without merit, and we intend to defend against these claims vigorously.

NOTE 3—DIVIDENDS RECEIVED

MII received dividends from its consolidated subsidiaries of $24.4 million for the year ended December 31, 2008. No such dividends were received during the years ended December 31, 2009 and 2007.

NOTE 4—COMMON STOCK SPLIT

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

Schedule II

McDERMOTT INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions		Balance at End of Period
		Charged to Costs and Expenses(1)	Charged to Other Accounts
Valuation Allowance for Deferred Tax Assets(2)
Year Ended December 31, 2009	$(78,249)	$(30,776)	$288	$(108,737)
Year Ended December 31, 2008	$(100,617)	$22,707	$(339)	$(78,249)
Year Ended December 31, 2007	$(152,950)	$(52,333)	—	$(100,617)

(1)	Net of reductions and other adjustments, all of which are charged to costs and expenses.
(2)	Amounts charged to other accounts included in other comprehensive income (minimum pension liability).

INDEX TO EXHIBITS

Exhibit Number	Description	Sequentially Numbered Pages

3.1	McDermott International, Inc.’s Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

3.2	McDermott International, Inc.’s Amended and Restated By-laws.

3.3	Amended and Restated Certificate of Designation of Series D Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-08430)).

4.1	Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Credit Lyonnais New York Branch, as administrative agent, and Credit Lyonnais Securities, as lead arranger and sole bookrunner) (incorporated by reference to Exhibit 4.8 of McDermott International, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (File No. 1-08430)).

4.2	First Amendment, dated as of March 18, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated March 18, 2005 (File No. 1-08430)).

4.3	Second Amendment, dated as of November 7, 2005, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-08430)).

4.4	Third Amendment, dated as of December 22, 2006, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.4 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.5	Fourth Amendment, dated as of March 29, 2007, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-08430)).

Exhibit Number	Description	Sequentially Numbered Pages

4.6	Fifth Amendment, dated as of October 29, 2007, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies, Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated October 29, 2007 (File No. 1-08430)).

4.7	Sixth Amendment dated as of December 11, 2008, to the Revolving Credit Agreement dated as of December 9, 2003 among BWX Technologies Inc., as borrower, certain subsidiaries of BWX Technologies, Inc., as guarantors, the initial lenders named therein, Calyon, New York Branch (formerly known as Credit Lyonnais New York Branch), as administrative agent and lender, as amended (incorporated by reference to Exhibit 4.7 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.8	Credit Agreement dated as of June 6, 2006, by and among J. Ray McDermott, S.A., credit lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Bank of America, N.A., Calyon New York Branch, Fortis Capital Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated June 6, 2006 (File No. 1-08430)).

4.9	First Amendment to Credit Agreement, dated as of August 4, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.8 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.10	Second Amendment to Credit Agreement, dated as of December 1, 2006, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.9 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

4.11	Third Amendment to Credit Agreement, dated as of July 9, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

4.12	Fourth Amendment to Credit Agreement, dated as of July 20, 2007, by and among J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007 (File No. 1-08430)).

Exhibit Number	Description	Sequentially Numbered Pages

4.13	Fifth Amendment to Credit Agreement, dated as of April 7, 2008, by and between J. Ray McDermott, S.A., certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated April 7, 2008 (File No. 1-08430)).

4.14	Pledge and Security Agreement by J. Ray McDermott, S.A. and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of June 6, 2006 (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated June 6, 2006 (File No. 1-08430)).

4.15	Credit Agreement dated as of February 22, 2006, by and among The Babcock & Wilcox Company, certain lenders, synthetic investors and issuers party thereto, Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, National Association, Wachovia Bank, National Association and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K dated February 21, 2006 (File No. 1-08430)).

4.16	First Amendment to Credit Agreement, dated as of July 9, 2007, by and among The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 4.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-08430)).

4.17	Second Amendment to Credit Agreement, dated as of July 20, 2007, by and among, The Babcock & Wilcox Company, certain guarantors thereto, certain lenders and issuers party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and other agents party thereto (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated July 20, 2007 (File No. 1-08430)).

4.18	Pledge and Security Agreement by The Babcock & Wilcox Company and certain of its subsidiaries in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of February 22, 2006 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K dated February 21, 2006 (File No. 1-08430)).

10.1	McDermott International, Inc.’s Executive Incentive Compensation Plan (incorporated by reference to Appendix C to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 3, 2006, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.2	McDermott International, Inc.’s 1992 Senior Management Stock Option Plan (incorporated by reference to Exhibit 10 to McDermott International, Inc.’s Annual Report on Form10-K/A for fiscal year ended March 31, 1994 filed with the Commission on June 27, 1994 (File No. 1-08430)).

10.3	McDermott International, Inc.’s Restated 1996 Officer Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

Exhibit Number	Description	Sequentially Numbered Pages

10.4	McDermott International, Inc.’s 1997 Director Stock Program (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on September 2, 1997, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.5	McDermott International, Inc.’s Amended and Restated 2001 Directors & Officers Long-Term Incentive Plan (incorporated by reference to Appendix B to McDermott International, Inc.’s Proxy Statement for its Annual Meeting of Stockholders held on May 3, 2006, as filed with the Commission under a Schedule 14A (File No. 1-08430)).

10.6	Notice of Grant (Stock Options and Deferred Stock Units) (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.7	Form of 2001 LTIP Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed May 18, 2005 (File No. 1-08430)).

10.8	Form of 2001 LTIP Deferred Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K dated May 12, 2005 (File No. 1-08430)).

10.9	Form of 2001 LTIP Stock Option Grant Agreement to Nonemployee Directors (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Current Report on Form 8-K dated May 12, 2005 (File No. 1-08430)).

10.10	Form of 2001 LTIP 2006 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K dated May 3, 2006 (File No. 1-08430)).

10.11	Form of 2001 LTIP 2007 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K dated April 30, 2007 (File No. 1-08430)).

10.12	Form of 2001 LTIP 2008 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.13	Form of 2001 LTIP 2008 Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.14	Form of Change-in-Control Agreement to be entered into between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.15	Form of Change-in-Control Agreement to be entered into between McDermott International, Inc. and several of its executive officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

10.16	McDermott International, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-08430)).

Exhibit Number	Description	Sequentially Numbered Pages

10.17	Summary of Named Executive Officer 2009 Salaries and EICP Award Opportunities.

10.18	Form of 2001 LTIP 2009 Deferred Stock Grant Agreement (incorporated by reference to Exhibit 10.24 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.19	Form of 2001 LTIP 2009 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.25 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.20	Form of 2001 LTIP 2009 Stock Options Grant Agreement Agreement (incorporated by reference to Exhibit 10.26 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.21	2001 LTIP 2009 Deferred Stock Grant Agreement with Mr. Deason (incorporated by reference to Exhibit 10.27 to McDermott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-08430)).

10.22	Form of Change-In-Control Agreement entered into between McDermott International, Inc. and Stephen M. Johnson (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.23	Form of 2009 LTIP Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.24	Form of 2009 LTIP Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.25	Form of 2009 LTIP Stock Options Grant Agreement (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.26	The McDermott International, Inc. Supplemental Executive Retirement Plan, amended effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to McDermott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-08430)).

10.27	2009 McDermott International, Inc. Long-Term Incentive Plan (Effective May 8, 2009) (incorporated by reference to Appendix A to McDermott International, Inc.’s Proxy Statement dated March 27, 2009 (File No. 1-08430)).

10.28	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and John A. Fees (incorporated by reference to Exhibit 10.1 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.29	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and Michael S. Taff (incorporated by reference to Exhibit 10.2 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

Exhibit Number	Description	Sequentially Numbered Pages

10.30	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain executive officers (other than Messrs. Fees or Taff) (incorporated by reference to Exhibit 10.3 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.31	Form of Restructuring Transaction Retention Agreement between McDermott International, Inc. and certain other officers (incorporated by reference to Exhibit 10.4 to McDermott International, Inc.’s Current Report on Form 8-K filed on December 11, 2009 (File No. 1-08430)).

10.32	Form of 2009 LTIP 2010 Restricted Stock Unit Grant Agreement.

10.33	Form of 2009 LTIP 2010 Stock Options Grant Agreement.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document